Form 10-K
period 1999-06-30
MEGACHAIN COM LTD
filed 1999-09-03
CIK 934796

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C 20549


                                 FORM 10-SB

                 GENERAL FORM FOR REGISTRATION OF SECURITIES

     Pursuant to Section 12(b) or (g) of The Securities Exchange Act of 1934


                              MegaChain.com, Ltd.
               ...........................................
                               (Name of Issuer)

     Delaware                                         11-3177042
 ...............................              ....................
(State or other jurisdiction of               (IRS employer
 incorporation or organization)                  identification number)



34 West 8th Avenue Vancouver, BC,  CANADA            V5Y 1M7
 ..........................................         ..............
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number (604) 873-3847
                              ...............

Securities to be registered pursuant to 12(b) of the Act:

                               Title of each class
                          Name of each exchange on which
                               To be so registered
                          each class is to be registered
None                                    None
 ...............                    ...............

None                                    None
 ...............                    ...............

Securities to be registered pursuant to Section 12(g) of the
Act:

               Common stock, Par Value $0.001
         ...........................................
                      (Title of class)

       ..............................................
                      (Title of class)





                              INDEX






                                                                       PAGE NO.
PART I   DESCRIPTION OF BUSINESS

Item 1   Description of Business                                            1
Item 2   Management Discussion and Analysis or Plan of Operation            4
Item 3   Description of Property                                            4
Item 4   Security Ownership of Certain Beneficial Owners and Management     4
Item 5   Directors, Executive Officers, Promoters And Control Persons       6
Item 6    Executive Compensation                                            7
Item 7   Certain Relationships and Related Transactions                     8
Item 8   Legal Proceedings                                                  8
Item 9   Market for Common Equity and Related Stockholder Matters           9
Item 10  Recent Sales of Unregistered Securities                            9
Item 11  Description of Securities                                          9
Item 12  Indemnification of Officers and Directors                          10
Item 13  Financial Statements and Exhibits                                  11
Item 14  Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure                              11

PART II  FINANCIAL INFORMATION                                              12
           Financial Statements and Exhibits
             INDEPENDENT AUDITORS' REPORT                                   F-1
             CONSOLIDATED BALANCE SHEETS                                    F-2
             CONSOLIDATED STATEMENTS OF OPERATIONS                          F-3
             CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                 EQUITY (DEFICIT)                                           F-4
             CONSOLIDATED STATEMENTS OF CASH FLOWS                          F-5
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     F-7

PART III  EXHIBITS                                                          13

Exhibit       SEC Ref.           Title of Document                         Page
  No.           No.

  1          (3)(i),(4)      Certificate of Incorporation, as amended       E-1
  2           (3)(ii)        By-Laws                                        E-8
  3            (10)          Form of Options granted to Executive
                               Officers                                     E-10
  4            (10)          Form of Options granted to Consultants         E-15
  5            (21)          Subsidiaries                                   E-21


SIGNATURES                                                                  14




                                     PART I

ITEM 1.   Description of Business

(a)  Business Development.

MegaChain.com Ltd., ("MegaChain" or the "Company") was originally incorporated as EC Capital Ltd. ("EC"), in the State of Delaware on September 10, 1993. In October 1995, the Company completed a public offering of 1,100,000 shares of common stock and received net proceeds of approximately $472,000.

In September 1996, the Company acquired Northern Lights Software, Ltd., a New York corporation ("Northern NY"), by issuing 8,000,000 shares of its common stock in exchange for 7,000,000 issued and outstanding shares of Northern NY, split its outstanding shares on a two-for-one basis and changed its name to Northern Lights Software Ltd. In the first half of 1997 Northern NY ceased operations due to significant losses from operations. Northern NY remains inactive to date.

In September 1997 the Company changed its name to Formquest International Ltd.

In February, 1999 the Company purchased all of the issued and outstanding voting shares of the capital stock of 573795 BC Ltd. ("573795"), a company organized under the laws of the Province of British Columbia,Canada by issuing 6,000,000 common shares to 573795's shareholders.

In April, 1999, the  Company completed  the sale of 2,000,000 shares of common
stock at a price of $0.50 per share resulting in $958,000.   The Company  also
changed its name to MegaChain.com Ltd.

In August, 1999, the shareholders authorized an additional 10,000,000, $0.0001 par value common shares as well as the creation of 5,000,000, $0.0001 par value preferred shares without attributes.

MegaChain is devoting substantially all of its present efforts in securing and establishing its business, and although its planned operations have commenced there have been no significant revenues derived there from.

Business of the Issuer

MegaChain can provide any company with an Internet presence, a powerful, cost effective means of advertising and selling its product or service through the use of an innovative software suite combining multi-level marketing techniques
and the  use  of  personalized  E-mail  messages  offering valuable   product
incentives.

E-mail received from a friend, relative or business acquaintance has a greater likelihood of being read than does unsolicited E-mail. MegaChain's clients have the unique advantage of having their advertisements sent by agents to a group of individuals with whom the agent has a personal relationship and whom the agent believes may have an interest in the content of the advertisement. The advertiser only pays for certified referrals (an individual registering on the advertiser's web page as a result of the MegaChain system).

Individuals  who  register  as  agents with  MegaChain can earn commissions by
forwarding  promotional  e-mails to their  friends  and  acquaintances.   Each
recipient of the E-mail may also register as an agent with MegaChain and earn commissions through the same process. Furthermore, companies with pre-existing databases, such as list brokers and Internet Service Providers, can themselves become Agents, and secure an additional revenue stream.

DETAILED BREAKDOWN OF THE MEGACHAIN SOFTWARE SUITE

The first step in creating an effective Multi-Level Marketing program is to recruit a sales force. MegaChain refers to its sales force as "Agents".

In addition to introducing their personal contacts to new products,the primary objective of Agents is to recruit their own eChain network. To assist Agents in achieving this objective, MegaChain provides an agent recruiting E-mail which explains the benefits of the MegaChain Program. Agents download this E-mail from the MegaChain web site and then forward it to their contacts.

The E-mail is uniquely coded so that when contacts respond to become Agents they will be added to the recruiting Agent's eChain. An "eChain" is an Agent's Multi-Level Marketing E-mail chain, which includes the contacts in their personal database and any Agents that they have recruited. The recruiting Agent will share in the revenues from all qualified referrals or products purchased through the new Agent's eChain. Moreover, when Agents create their own eChain, the initial recruiting Agent continues to share in these revenues as explained in the commission structure section.

Consumers can be directly recruited to become MegaChain Agents via a product response E-mail. The E-mail explaining the Agent program is automatically sent to consumers when they respond to a MegaChain client's advertisement. If the consumer becomes an Agent, they are automatically added to the contacting Agent's eChain. If the consumer is not interested in becoming an Agent, they are tagged and will not receive future solicitations.

Individuals may also sign up  directly to  become Agents on  the MegaChain web
site.   Agents recruited in this manner become part of MegaChain's eChain.

Agent Registration

The individual becomes an Agent upon completion of the agent registration form. A software mechanism will ensure an individual can only registered once. Upon registration Agents receive a User ID and password, which allows them to access MegaChain's reporting module.

Management  anticipates  that  the  MegaChain  system will integrate with most
major contact management software packages.   This will aid Agents in creating
and managing their eChain.

MegaHit

MegaHit's function is to send qualified referrals to MegaChain's clients.

When MegaChain contracts with a client, the client's product information is added to MegaChain's database. This database captures the product description, the commission structure (e.g. number of levels and percentage on which commissions are paid) and the product campaign E-mail, which has been created to sell the product.

A campaign opportunity package, which includes details about the product, the commission structure and the product campaign E-mail attachment, will then be e-mailed to the MegaChain Network of Agents. Agents will also be able to search MegaChain's inventory of advertiser campaigns by category. This will give the Agent the ability to target a specific portion of his eChain.

If Agents are interested in participating in the product campaign, they will only need to download and forward the E-mail attachment to their eChain. Each product campaign that Agents E-mail is uniquely coded ensuring they will be credited with all resulting commissions earned from their eChain.

When an individual from an Agent's eChain clicks on the product campaign E-mail and visits the advertiser's web site they are registered as a qualified
referral.   The  commission from  this  qualified  referral is credited to the appropriate Agent's account.

Agents will have access to their account information using a reporting module accessed by a user ID and password. This module will allow them to view their entire eChain, the various campaigns promoted and all commissions earned to date.

Commissions

MegaChain retains a minimum of 50% of all amounts earned from either certified referrals or, in the case of product sales campaigns, the gross commission paid Vendors, in the case of 4 levels of Agents, distributes the remainder as Agent
commissions.  For example:   Agent 1  receives 25% of  the Fee for each of his
eChain members who respond to an advertiser's promotional E-mail.   If  one of
Agent 1's eChain members becomes an Agent, "Agent 2", and forwards the promotional E-mail to a friend who, in turn, visits the advertiser's web site, Agent 2 would receive 25% of the Fee while Agent 1 receives 12%. To illustrate the complete cycle, Agent 2 then signs up Agent 3 who signs up Agent 4. Assuming one of Agent 4's eChain members responds to a promotional E-mail, 25% of the Fee goes to Agent 4, 12% to Agent 3, 6% to Agent 2 and 3% to Agent 1. Agents 1, 2 and 3 have earned commissions from Agent 4's efforts. In the event that none of Agent 1's eChain members opt to become Agents, MegaChain will retain 75% of the Fee while Agent 1 earns 25%. The MegaChain system will record all certified referrals, calculate all commissions and provide each agent with a record of commissions earned.

Timely and accurate payment of commissions is vital. The payment module will facilitate payment of commissions by either: (i) sending a check, (ii) crediting the Agent's bank account, or (iii) paying in E-cash. To make option
(iii) viable, the Company is currently considering strategic relationships with several E-cash companies.

Intellectual Property and Proprietary Rights

The Company regards portions of the MegaChain software suite and other designs including its web site design as proprietary and will attempt to protect them with a combination of trade secret laws, employee and third-party nondisclosure
agreements, built-in software protections, and  similar  means.   Although the
Company   believes   that  its  current  technology  and  designs  have   been
Independently developed, there can be no assurance that the technology does not or will not infringe on the rights of others. The Company has no patents, trademarks or copyrights pertaining to its products, and it may be possible for unauthorized third parties to copy certain portions of the Company's products or to "reverse engineer" or otherwise obtain and use, to the Company's detriment, information that the Company regards as proprietary. Moreover, the laws of some countries do not offer the same protection to the Company's proprietary rights, as do those of the United States and Canada. There can be no assurance that legal protections relied upon by the Company to protect its proprietary position will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to those utilized by the Company.

Government Regulation

     MegaChain's relationship marketing system may be affected by government regulation, including, state regulation of marketing practices and federal and state regulation of the offer and sale of business franchises, business opportunities, and securities. Although MegaChain believes that its relationship marketing system is in compliance with all currently applicable regulations, there can be no assurance that it will remain in compliance in the future as a result of new interpretations of existing regulations or adoption of new regulations.

ITEM 2.   Management's Discussion and Analysis or Plan of Operation

(a)  Plan of Operation

On April 6, 1999, in connection with a Rule 504 offering, the Company issued 2,000,000 shares of common stock in exchange for net proceeds of $ 958,000. Approximately $48,000 has been spent to date on designing the web site and developing the functionality of the software suite. The Company is devoting substantially all of its present efforts to establishing its business, and, although certain planned operations have commenced, there have been no significant revenues derived there from. Efforts towards the next phase,
Sales and Marketing,  have  already  begun.    Key  elements of the sales and
marketing plan are to: (i) Alert the media of the product rollout via direct contact and press releases, (ii) Promote MegaChain on search engines and banner advertising and in specific newsgroups, (iii) Identify and capture
those companies  most likely to benefit from a  Multi Level Marketing   sales
force and a direct E-mail campaign, and (iv) Establish strategic alliances with Internet Service Providers. On June 30, 1999 the Company had $713,874
cash and  $17,123 of liabilities.    At  present  the  Company  is  expending
approximately $35,000 per month in the further development of its operations.
The  Company currently subcontracts 6 individuals on a full time basis.   The
Company's cash reserve is sufficient to finance the operating expenses throughout the next fiscal year including approximately $100,000 to complete the development of the entire software suite, $60,000 relating to web,
database  and  mail   server  software  acquisition  and  set  up  costs, and
$24,000 for operating leases pertaining to web site related computer hardware.

In early 2000, the Company will be seeking second tier financing of approximately $5,000,000 to launch a national marketing campaign and to expand its operations.


ITEM 3.   Description of Property

The  Company  presently  maintains its principal place of business at 34 West
8th Avenue, Vancouver, British Columbia, Canada V5Y 1M7. The premise is leased on a month-to-month basis, at a fair market value price of $1,000 from the Company's President and CEO, Mr. Tom Lavin. MegaChain's offices occupy approximately 1,000 square feet of the facility.


ITEM 4.   Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of August 27, 1999, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. The only beneficial owners of more than 5% of the outstanding common stock of which MegaChain is aware are also directors or officers. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                 Common          Options      Percent of
                                 Shares            (1)         Class(2)
Name and Address

Tom Lavin                       3,000,000         100,000        21.4
34 West 8th Avenue
Vancouver, BC, Canada
V5Y 1M7

Bill Lavin                      3,000,000         100,000        21.4
Half Moon Bay Villas, #4
P.O. Box 1386
Basseterre, St. Kitts

Mark A. Weston                        -0-         100,000         0.7
17- 10740 Guildford Drive
Surrey, BC, Canada
V3R 1W6

Tom Johnson                           -0-          75,000         0.5
12478 San Bruno Cove
San Diego, California
92130, USA

Donald Steele                      10,000         100,000         0.8
6471 Madrona Crescent
West Vancouver, BC, Canada
V7W 2J7

All Executive officers and      6,010,000         470,000        43.6
   Directors  as a  Group
(5 persons)

(1) These figures represent options that are vested or will vest within 60 days from the date as of which information is presented in the table.

(2) These figures represent the percentage of ownership of the named individuals assuming each of them alone has exercised his or her options, and percentage ownership of all officers and directors of a group assuming all such purchase rights held by such individuals are exercised.


There are no agreements between or among any of the shareholders, which would restrict the issuance of shares in a manner that would cause any change of control of the Company. There are no voting trusts, pooling arrangements or similar agreements in place between or among any of the shareholders, nor do the shareholders anticipate the implementation of such an agreement in the near term.

ITEM 5.   Directors, Executive Officers, Promoters and Control Persons

(a)  Directors and Executive Officers

        Name                 Age               Position
      _________             _____         _______________________

     Tom Lavin               49           President/CEO/Director

     Bill Lavin              48           VP/Director/Secretary

     Mark A. Weston          37           CFO/Director

     Tom Johnson             48           VP

     Donald Steele           48           Director


Tom Lavin has been involved with electronics technology, telecommunications and the advertising industry for over 20 years. He has been President of Blue Wave Productions Ltd., one of Western Canada's largest and most successful audio production facilities since 1980 and a Partner in Teddy Bear Productions, a company that designs and produces national television and radio advertising for such clients as McDonald's, B.C. Tel, Ford, Toyota, Jeep, Kawasaki and Future Shop since 1985.

In the early 1990's Tom headed the New England Digital File Transfer Project for the WAT Group of Companies, then founded and took Axion Internet public in 1994. He acted as CEO for Axion, managing over 40 employees and a client base of nearly 15,000 until May, 1997. Prior to his involvement with MegaChain, he consulted independently on a number of high tech and telecom projects.

Bill Lavin has been involved in technical development, management and sales and marketing for over 20 years. He has provided management and consulting to companies such as American Express, Chevron, Kaiser Permanente and Pacific Bell. With American Express, he spearheaded the launch of several products including Platinum and Gold Year End Summary, Optima MIS and a World Wide Marketing System.

Mr. Lavin has many years of experience in directing the successful implementation of projects using leading edge technologies and has a thorough understanding of data processing, management, MIS and marketing applications. Prior to his involvement in MegaChain, his most recent endeavors included acting as Vice President of Sales and Marketing for a major consulting firm with over 150 employees and over $US 40 million in sales, and as President of a cutting edge Internet Development Company

Mark A. Weston is a Chartered Accountant whose background includes nine years of public practice experience. Prior to joining the Company in June 1999, Mark spent seven years with the international accounting firm PricewaterhouseCoopers. His tenure included four years in Audit and Information System Risk Management
and three years as  a tax consultant to a variety of top  tier clients.   Mark
has also consulted on accounting and taxation issues for an international MLM company with revenues in excess of $100 MIL.

Thomas Johnson is owner and President of a successful sales and marketing company. He has been at the forefront of sales and marketing trends for over 25 years and has extensive experience in promoting multilevel marketing plans including Amway, Herbalife and Excel. During the last two years he has been actively involved in the development of creative strategies and marketing materials exclusively for Internet companies. His efforts have been instrumental the successful launching of two Internet E-commerce ventures.

Don Steele  is  a  marketing  and  corporate  development specialist  with  a background in a variety of industries. Mr. Steele has been principally involved in his own businesses related to the commercial diving, ship design and movie industries.

There are no significant employees who are not described as executives above, and there are no family relationships among directors, executive officers or any nominees to these positions.


ITEM 6.   Executive Compensation

    Name and Title                  Year                   Salary


    Tom Lavin,                      1999                  $45,000
    President & CEO

    Bill Lavin,                     1999                   45,000
    Vice President, Operations

    Mark Weston, CA                 1999                   12,500
    Chief Financial Officer

    Tom Johnson                     1999                        0
    Vice President,
    Sales and Marketing


Stock Options

On August 12, 1999, the Board of Directors approved various "Non Qualified" stock option agreements. The purpose of granting the stock options is to attract and retain the best available executive personnel, other key employees, contract consultants and others to be responsible for the management, growth and success of the business, and to provide an incentive for such individuals to exert their best efforts on behalf of the Company and its shareholders. Optionees under the agreements are those Directors, officers, key employees, consultants and others selected by the Board of Directors who hold positions of responsibility and whose participation in such agreements the Board and management determines to be in the best interests of the Company.

The exercise price of the option is $ 0.75 USD per share. Options awarded under the plan shall be exercisable at such time and shall be subject to such restrictions and conditions, including the performance of a minimum period of service after the grant, as the Board may impose, which need not be uniform for all participants; provided, however, that no Option shall be exercisable for more than 5 years after the date on which it is granted.

Name and Title           Number of Options    Date Granted   Exercise Price

Tom Lavin,
President & CEO,
Director                       100,000       August 12, 1999       $.75

Bill Lavin,
Vice President,
Director                       100,000       August 12, 1999       $.75

Mark A. Weston, CA
Chief Financial Officer,
Director                       100,000       August 12, 1999       $.75

Tom Johnson
Vice President                  75,000       August 12, 1999       $.75

Donald Steele
Director                       100,000       August 12, 1999       $.75


In addition to the above named individuals, an additional 350,000 options in aggregate, exercisable at $0.75 were granted to various employees and consultants on August 12, 1999. These options expire at the earliest of 5 years after the date on which they are granted or 120 days after the optionee's service with the Company ceases for any reason.


ITEM 7.   Certain Relationships and Related Transactions

The Company presently maintains its principal place of business at 34 West 8th Avenue, Vancouver, British Columbia, Canada V5Y 1M7. The premise is leased on a month-to-month basis, at a fair market value price of $1,000 from the Company's President and CEO, Mr. Tom Lavin.

Management fees totaling $15,000 per month are paid to corporations owned by Tom Lavin and Bill Lavin, both directors and controlling shareholders of the Company. The management fee covers the cost of employees and other resources committed by these corporations to the business of the Company.


ITEM 8.   Legal Proceedings

To the best knowledge of the Officers and Directors of the Company, neither the Company nor any of its Officers or Directors is a party to any material legal proceeding or litigation and such persons know of no other material legal proceeding or litigation contemplated or threatened. There are no judgments against the Company or its Officers or Directors. None of the Officers or Directors has been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

ITEM 9.   Market for Common Equity and Related Stockholder Matters

                              High / Low Bid

                     Quarter         High           Low
                     Ending           Bid           Bid

                     6/30/99         2.2188        .7500
                     3/31/99         1.9063        .0625
                    12/31/98          .1250        .0625
                     9/30/98          .1250        .1250
                     6/30/98          .1250        .1250
                     3/31/98          .1250        .1250
                    12/31/97          .1250        .1250
                     9/30/97          .1250        .1250


As  of  August 25, 1999  there  were  a  total  of  30 shareholders of record.


Dividend Policy
To date, the Company has not paid cash or other dividends on the common stock. Holders of common stock are entitled to receive such dividends as may be declared and paid from time to time by the Board of Directors out of funds legally available therefore. The Company intends to retain any earnings, if any, for the operation of its business and does not anticipate paying cash dividends on the common stock in the foreseeable future.



ITEM 10.  Recent Sales of Unregistered Securities

In February, 1999, the Company acquired all of the issued and outstanding voting shares of the capital stock of 573795 BC Ltd. ("BCL") in exchange for 6,000,000 shares of the Company's' common stock for the purpose of effecting the acquisition of BCL. No underwriter or broker was involved in the offering, and no commissions were paid on the sale of the shares. The shares were offered and sold in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933.

In order to provide the Company with additional working capital to implement its business plan, the Company completed on April 5, 1999, a placement of 2,000,000 shares common stock at a price of $0.50 per share in reliance on Rule 504 of Regulation D promulgated under the Securities Act of 1933. No underwriter or broker was involved in the offering, and no commissions were paid on the sale of the shares. The officers and directors of the Company sold the shares to approximately 20 investors.

ITEM 11.  Description of Securities

General

The authorized capitalization of MegaChain consists of 30,000,000 shares of common stock, par value $0.0001, and 5,000,000 shares of preferred stock, par value $0.0001. There are 16,154,000 common shares outstanding and no shares of preferred stock outstanding.

                                    Common Stock

Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders and do not have cumulative voting rights. Accordingly, holders of a majority of the shares of all common stock outstanding entitled to vote in any election of directors may elect all of the directors standing for election. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the board of directors out of funds legally available therefore. Upon the liquidation, dissolution or winding up of the Company, the holders of all shares of common stock are entitled to receive ratably the net assets of the Company available after the payment of all debts and other liabilities.
Holders of common stock have no preemptive, subscription, redemption or conversion rights.

                                  Preferred Stock

The Board of Directors is authorized to classify any shares of its authorized but unissued preferred stock as preferred stock in one or more series. With respect to each series, the Board of Directors shall determine the number of shares which shall constitute such series; the rate of dividend, if any, payable on shares of such series; whether the shares of such series shall be cumulative, non-cumulative or partially cumulative as to dividends, and the dates from which any cumulative dividends are to accumulate; whether the shares of such series may be redeemed, and, if so,the price or prices at which and the terms and conditions on which shares of such series may be redeemed; the amount payable upon shares of such series in the event of the voluntary or involuntary dissolution, liquidation or winding up of the affairs of MegaChain; the sinking fund provisions, if any, for the redemption of shares of such series; the voting rights, if any, of the shares of such series; the terms and conditions, if any, on which shares of such series may be converted into shares of capital stock of MegaChain of any other class or series; whether the shares of such series are to be preferred over shares of capital stock of MegaChain of any other class or series as to dividends, or upon the voluntary or involuntary dissolution, liquidation, or winding up of the affairs of MegaChain, or otherwise; and any other characteristics, preferences, limitations, rights, privileges, immunities or terms not inconsistent with the provisions of the
Certificate of  Incorporation.   The  availability  of  preferred stock, while
providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of discouraging takeover proposals, and the issuance of preferred stock could have the effect of delaying or preventing a change in control of MegaChain not approved by the Board of Directors.

ITEM 12.  Indemnification of Officers and Directors

MegaChain's Certificate of Incorporation provides that, to the fullest extent that limitations on the liability of directors and officers are permitted by the Delaware General Corporation Law (the "DGCL"), no director or officer of the Company shall have any liability to MegaChain or its stockholders for monetary damages. The DGCL provides that a corporation's charter may include a provision which restricts or limits the liability of its directors or officers to the corporation or its stockholders for money damages except: (1) to the extent that it is provided that the person actually received an improper benefit or profit in money, property or services, for the amount of the benefit or profit in money, property or services actually received, or (2) to the extent that a judgment or other final adjudication adverse to the person is entered in a proceeding based on a finding in the proceeding that the person's action, or failure to act, was the result of active and deliberate dishonesty and was material to the cause of action adjudicated in the proceeding. MegaChain's Certificate of Incorporation and Bylaws provide that it shall indemnify and advance expenses to its currently acting and its former directors to the fullest extent permitted by the DGCL and that MegaChain shall indemnify and advance expenses to its officers to the same extent as its directors and to such further extent as is consistent with law.

The Certificate of Incorporation and Bylaws provide that MegaChain will indemnify its directors and officers and may indemnify employees or agents to the fullest extent permitted by law against liabilities and expenses incurred in connection with litigation in which they may be involved because of their offices with MegaChain. However, nothing in the Certificate of Incorporation or Bylaws of MegaChain protects or indemnifies a director, officer, employee or agent against any liability to which he would otherwise be subject by reason of willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of his office. To the extent that a director has been successful in defense of any proceeding, the DGCL provides that he shall be indemnified against reasonable expenses incurred in connection therewith.

ITEM 13.  Financial Statements

For the information required by this Item, refer to the Index of the Financial Statements appearing on page F-1 of this registration.

ITEM 14.  Changes In and Disagreements with Accountants on Accounting and
           Financial Disclosure

          None


ITEM 15.  Financial Statements and Exhibits

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.


Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit       SEC Ref.           Title of Document                       Page
  No.           No.

  1          (3)(i),(4)      Certificate of Incorporation, as amended     E-1
  2           (3)(ii)        By-Laws                                      E-8
  3            (10)          Form of Options granted to Executive
                               Officers                                   E-10
  4            (10)          Form of Options granted to Consultants       E-15
  5            (21)          Subsidiaries                                 E-21
  6            (27)          Financial Data Schedules                      *



 * The Financial Data Schedule is presented only in the electronic filing with the Securities and Exchange Commission.

PART II    FINANCIAL INFORMATION



              MEGACHAIN.COM. LTD. AND SUBSIDIARIES
            (FORMERLY FORMQUEST INTERNATIONAL, LTD;
            FORMERLY NORTHERN LIGHTS SOFTWARE, LTD.)


               CONSOLIDATED FINANCIAL STATEMENTS
               JUNE 30, 1999, 1998, 1997 AND 1996


                        C O N T E N T S




                                                        PAGE



INDEPENDENT AUDITORS' REPORT                             F-1

CONSOLIDATED BALANCE SHEETS                              F-2

CONSOLIDATED STATEMENTS OF OPERATIONS                    F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS'
     EQUITY (DEFICIT)                                    F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS                    F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               F-7







                  INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of MegaChain.Com Ltd.
  (formerly Formquest International, Ltd.;
 formerly Northern Lights Software, Ltd.)
Vancouver, British Columbia, Canada


We have audited the accompanying consolidated balance sheets of MegaChain.Com, Ltd. (formerly Formquest International, Ltd.; formerly Northern Lights Software, Ltd.) and Subsidiaries as of June 30, 1999, 1998, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended June 30, 1999, 1998 and 1997 and the six months ended June 30, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MegaChain.Com, Ltd. (formerly Formquest International, Ltd.; formerly Northern Lights Software, Ltd.) and Subsidiaries as of June 30, 1999, 1998, 1997 and 1996, and the results of their consolidated operations and cash flows for the years ended June 30, 1999, 1998 and 1997 and the six months ended June 30, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently developing technology and software and has not received any revenue from operations. These factors raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



COGEN SKLAR LLP




August 12, 1999, except for Note 12,
as to which the date is August 19, 1999
Bala Cynwyd, Pennsylvania


              MEGACHAIN.COM. LTD. AND SUBSIDIARIES
            (FORMERLY FORMQUEST INTERNATIONAL, LTD;
            FORMERLY NORTHERN LIGHTS SOFTWARE, LTD.)
                  CONSOLIDATED BALANCE SHEETS




                                                       JUNE 30,
                             ---------------------------------------------------
                                1999          1998          1997          1996
                             ----------  ------------ -------------  -----------
       ASSETS

CURRENT ASSETS
  Cash                       $  713,874   $        -   $      41,591   $  40,259
  Accounts receivable                 -            -         207,708      75,009
  Miscellaneous receivables       7,970            -               -           -
  Employee advances                   -            -               -       1,100
  Prepaid expenses               18,100            -               -      33,798
                             ----------   -----------  -------------   --------
                                739,944            -         249,299     150,166

PROPERTY AND EQUIPMENT - Net     11,512       14,455          20,124       6,184

INTANGIBLE ASSETS, NET          277,500            -             609           -
                             ----------   -----------  -------------   ---------
TOTAL ASSETS                 $1,028,956   $   14,455   $     270,032   $ 156,350
                             ==========   ===========  =============   =========

LIABILITIES AND STOCKHOLDERS EQUITY(DEFICIT)

CURRENT LIABILITIES
  Demand notes payable       $        -   $        -   $    175,274    $ 371,980
  Account payable and
     accrued expenses            17,123       33,867         77,012       65,328
  Payroll taxes payable               -      437,038        342,087       35,568
                             ----------   -----------  -------------   ---------

TOTAL CURRENT LIABILITIES        17,123      470,905        594,373      472,876
                              ---------   -----------  -------------   ---------
STOCKHOLDERS' EQUITY (DEFICIT)

PREFERRED  STOCK;  $0.001 par value,
 100,000 shares authorized; and no
 shares issued and outstanding        -            -              -            -
COMMON STOCK; $0.001  par value;
  15,000,000 shares  authorized;      -            -              -        7,000
7,000,000 shares  issued and
 outstanding at June 30, 1996
COMMON STOCK; $0.001  par
  value; 20,000,000
  shares authorized;
               Issued    Outstanding
June 30,1997 11,654,000  8,154,000
June 30,1998 11,654,000  8,154,000
June 30,1999 19,654,000 16,154,000  19,654    11,654         11,654            -

ADDITIONAL PAID-IN CAPITAL     2,646,147     932,358        932,358            -

ACCUMULATED DEFICIT           (1,653,968) (1,400,462)    (1,268,353)   (323,526)

LESS: TREASURY STOCK -
  3,500,000 shares at cost             -           -              -            -
                              ----------  ------------  ------------  ----------

TOTAL STOCKHOLDER'S
EQUITY (DEFICIT)              1,011,833     (456,450)      (324,341)   (316,526)
                              ----------   ----------   ------------  ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)      $1,028,956  $    14,455    $   270,032   $ 156,350
                            ===========  ============   ============  ==========







The accompanying notes are an integral part of these consolidated financial statements.

              MEGACHAIN.COM. LTD. AND SUBSIDIARIES
             (FORMERLY FORMQUEST INTERNATIONAL, LTD;
            FORMERLY NORTHERN LIGHTS SOFTWARE, LTD.)
              CONSOLIDATED STATEMENTS OF OPERATIONS




                                   Years Ended June 30,           Six Months
                           -------------------------------------    Ended
                                1999         1998        1997    June 30, 1996
                            -----------  -----------  ---------- --------------

EXPENSES
  Professional fees         $    33,947            -      53,587         -
  Filing fees                         -            -       3,593         -
  Software development           48,250            -           -         -
  Management fee                103,700            -           -         -
  General and adminstrative
     expenses                    67,609       35,681      10,907         -
  Loss on operations of
     subsidiary                       -       96,730     897,579    247,148
                             -----------  -----------  ---------- ----------
                                253,506      132,411     965,666    247,148
                             -----------  -----------  ---------- ----------

LOSS FROM OPERATIONS           (253,506)    (132,411)   (965,666)  (247,148)

INTEREST INCOME                       -          302      20,839          -
                             -----------   ----------  ---------- ----------

NET LOSS                     $ (253,506)   $(132,109)  $(944,827)  $(247,148)
                             ===========   ==========  ==========  ==========

BASIC AND DILUTED
 LOSS PER SHARE OF
 COMMON  STOCK               $    (0.02)   $   (0.02)  $   (0.09)  $   (0.03)
                             ===========   ==========  ==========  ==========

WEIGHTED AVERAGE SHARES
 OUTSTANDING OF COMMON STOCK  11,154,000    8,154,000  10,460,333   8,000,000
                              ==========   ==========  ==========  ===========




The accompanying notes are an integral part of these consolidated financial statements.

                                    Page  F-3


                      MEGACHAIN.COM. LTD. AND SUBSIDIARIES
                     (FORMERLY FORMQUEST INTERNATIONAL, LTD;
                    FORMERLY NORTHERN LIGHTS SOFTWARE, LTD.)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)



                                Common Stock      Additional Accumulated
                           ---------------------    Paid-In    Equity   Treasury
                             Shares      Amount     Capital  (Deficit)    Stock
                           ----------  ---------  ---------- ----------- -------

BALANCE AT
  DECEMBER 31, 1995         7,000,000  $  7,000    $      -  $  (76,378)   $  -

Net loss for
  the six months ended
  June 30, 1996                     -         -           -    (247,148)      -

BALANCE AT JUNE 30, 1996    7,000,000     7,000           -    (323,526)      -
                           -----------   -------   ---------  ----------   ----

Recapitalization upon
  reverse acquisition
   Northern NY             (7,000,000)   (7,000)          -           -       -
   Northern NY              8,000,000     8,000           -           -       -
   EC                         800,000       800           -           -       -

Blank check offering,
  net of offering costs
  of $78,073                1,100,000     1,100     470,827           -       -

Issuance of common stock    1,754,000     1,754     436,746           -       -

Conversion of
  stockholder debt                  -         -      24,785           -       -

Escrowed shares returned
  to treasury              (3,500,000)        -           -           -       -

Net loss for the year ended
June 30, 1997                                 -           -    (944,827)      -
                            ---------   --------  ---------- -----------   ----


BALANCE AT JUNE 30, 1997    8,154,000    11,654     932,358  (1,268,353)      -

Net loss for the year
 ended June 30, 1998                          -           -    (132,109)      -
                            ---------   --------  ---------- -----------   -----

BALANCE AT
 JUNE 30, 1998              8,154,000    11,654     932,358  (1,400,462)      -

Issuance of common
 stock for purchase
   of BC                    6,000,000     6,000     294,000           -       -

Gain on disposition
  of the assets of
  subsidiary to an
  entity controlled by
  bY a principal
  stockholder                       -         -     463,593           -       -

Issuance of common
 stock, net of
 offering costs of
  $41,804                   2,000,000     2,000     956,196           -       -

Net loss for the
  year ended
   June 30, 1999                    -         -           -    (253,506)      -
                           ----------   -------  ----------  -----------   ----

BALANCE AT
  JUNE 30, 1999            16,154,000   $19,654  $2,646,147  $(1,653,968)  $  -
                           ==========   =======  ==========  ============  ====


   The accompanying notes are an integral part of these consolidated financial statements.

              MEGACHAIN.COM. LTD. AND SUBSIDIARIES
             (FORMERLY FORMQUEST INTERNATIONAL, LTD;
            FORMERLY NORTHERN LIGHTS SOFTWARE, LTD.)
              CONSOLIDATED STATEMENTS OF CASH FLOWS





                                         Years Ended June 30,         Six Months
                                    ----------------------------------  Ended
                                          1999       1998      1997      1996

CASH FLOWS FROM OPERATING ACTIVITIES
Net income loss                       $(253,506) $(132,109)$(944,827) $(247,148)
Adjustments to reconcile net loss
 to net cash provided by (used in)
 operating activities
Depreciation and amortization            22,500        609     2,619      1,005
 Loss on disposition of property
  and equipment                               -      5,670         -         -
(Increase) decrease in assets,net of
   effects from purchase and disposition
   of subsidiaries
    Accounts receivable                       -    207,708  (132,699)    34,438
    Miscellaneous receivables            (7,970)         -         -          -
    Prepaid expenses                    (18,100)         -    33,798    (33,798)
    Royalties receivable                      -          -         -      3,452
    Employee advances                         -          -     1,100     (1,100)
  Increase(decrease)in liabilities,
    net of effects from disposition of
    subsidiaries
  Accounts payable and accrued
    expenses                              12,266   (43,146)    11,684   (72,025)
  Payroll taxes payable                   12,000    94,951    306,519    35,568
  Unearned royalty income                      -         -          -   (10,172)
                                       ----------   -------   --------  --------
  Net cash provided by (used in)
    operating activities                (232,810)  133,683   (721,806) (289,780)
                                       ----------  --------  ---------  --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational costs                         -         -     (1,218)        -
  Capital Expenditures                   (11,512)        -    (15,950)        -
                                      -----------  --------  ---------  --------

  Net cash used in investing
    activities                           (11,512)    `   -    (17,168)        -
                                      -----------  --------  ---------  --------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net proceeds from (repayments
    of) demand note payable                    -  (175,274)  (171,921)  331,980
  Proceeds from recapitalization               -         -    473,727         -
  Net proceeds from issuance of
    common stock                         958,196         -    438,500         -
  Bank overdrafts                              -         -          -    (1,941)
                                      ----------  ---------  ---------  --------
  Net cash provided by (used in)
    financing activities                 958,196  (175,274)   740,306   330,039
                                      ----------  ---------  ---------  --------

NET INCREASE (DECREASE) IN CASH          713,874   (41,591)     1,332    40,259

CASH - BEGINNING OF YEAR                       -    41,591     40,259         -
                                      ----------   -------   ---------   -------

CASH - END OF YEAR                    $  713,874   $     -   $ 41,591   $ 40,259
                                      ==========   ========  =========  ========





The accompanying notes are an integral part of these consolidated financial statements.

              MEGACHAIN.COM. LTD. AND SUBSIDIARIES
             (FORMERLY FORMQUEST INTERNATIONAL, LTD;
            FORMERLY NORTHERN LIGHTS SOFTWARE, LTD.)
        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)




                                          Years Ended June 30,       Six Months
                                -----------------------------------    Ended
                                   1999        1998        1997        1996
                                  --------   ---------  ----------  ---------
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES

The company disposed of the assets of its
 subsidiary Northern NY, to a principal
stockholder for the assumption of liabilities.
The net liabilities assumed were as follows:

Property and equipment, net     $  14,455   $      -    $     -     $     -

Accounts payable and accrued
expenses                          (29,010)         -          -           -

Payroll taxes payable            (449,037)         -          -           -
                                ----------   ---------   --------   ---------
Gain on disposition of the
 assets of  subsidiary to
  additional paid-in capital   $(463,592)          -          -           -
                               ==========   =========   ========   =========
Issuance of common stock  for
  purchase of subsidiary (BC)  $ 300,000    $      -    $     -    $      -
                               ==========   =========   ========   =========
Conversion  of  stockholder's
 debt to additional paid in
 capital                       $      -    $      -     $24,785    $      -
                               =========   =========   ========   =========






The accompanying notes are an integral part of these consolidated financial statements.

              MEGACHAIN.COM. LTD. AND SUBSIDIARIES
            (FORMERLY FORMQUEST INTERNATIONAL, LTD;
            FORMERLY NORTHERN LIGHTS SOFTWARE, LTD.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

EC Capital, Ltd. ('EC') was organized under the laws of the state of Delaware on September 10, 1993, and adopted a fiscal year ending June 30. From inception through September 12, 1996, EC's activities had been limited to preliminary organizational activities and seeking business combinations. In October 1995, EC completed a public offering of 1,100,000 shares of common stock and received net proceeds of approximately $472,000. On September 12, 1996, EC issued 8,000,000 shares of its common stock in exchange for 7,000,000 issued and outstanding shares of Northern Lights Software, Ltd. ('Northern NY'), split its outstanding shares on a two-for-one basis and changed its name from EC Capital, Ltd. to Northern Lights Software, Ltd. ('Northern DE'). Northern NY was formed in January 1994 to provide training services to organizations implementing and developing utility software for organizations implementing sybase databases.

The acquisition of Northern NY is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the issuance of stock by Northern NY for the net monetary assets of EC, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the post reverse-acquisition comparative historical financial statements of the legal acquirer, EC, are those of the accounting acquirer, Northern NY.

In the first half of 1997, Northern NY ceased operations due to significant losses from operations. Northern DE remained inactive until 1999. On September 3, 1997, Northern DE changed its name to Formquest International, Ltd. ('Formquest'). In February 1999, Formquest sold the assets of its subsidiary, Northern NY, with a stockholders' deficit to an entity controlled by a principal stockholder for the assumption of liabilities. On February 15, 1999, Formquest purchased all of the issued and outstanding shares of 573795 BC Ltd. ('BC'), a corporation organized on October 26, 1998 under the laws of the Province of British Columbia, Canada for 6,000,000 shares of common stock. BC is a development stage company which owns proprietary software for the enhancement of sales on the internet. BC has no prior operations and minimal assets except the technology and software that it will further develop. The acquisition will be accounted for under the purchase method of accounting. The purchase price of $300,000 was allocated to technology and is being amortized on a straight-line basis over five years.

Formquest completed an offering under Regulation D on April 5, 1999 for 2,000,000 shares of common stock for net proceeds of approximately $958,000.

On  April  14,  1999 Formquest changed its name to MegaChain.Com,
Ltd. ('the Company').


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the
Company  and  its  wholly-owned  subsidiaries.   All  significant
intercompany transactions have been eliminated in consolidation.

              MEGACHAIN.COM. LTD. AND SUBSIDIARIES
            (FORMERLY FORMQUEST INTERNATIONAL, LTD;
            FORMERLY NORTHERN LIGHTS SOFTWARE, LTD.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Since the Company ceased its operations of Northern NY during the year ended June 30, 1998, the operating results for the years ended June 30, 1998 and 1997 and six months ended June 30, 1996 have been presented in a condensed format in the accompanying financial statements. The following is a condensed summary of operations:


                            Year ended June 30,
                            ----------------------   Six Months Ended
                               1998        1997        June 30, 1996
                            ----------  -----------   ----------------
   Revenue                  $ 207,723   $ 1,417,501      $ 285,130
   Operating costs           (304,453)   (2,315,080)      (532,278)
                            ----------  ------------     ----------

   Loss from operations     $ (96,730)  $  (897,579)     $(247,148)
                            ==========  ============     ==========


Concentration of Credit Risk Involving Cash
-------------------------------------------
The Company maintains its cash balances in a bank located in Canada. These balances are not insured.

Cash Equivalents
----------------
The Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments
-----------------------------------
Financial instruments consist of cash, receivables, notes payable
and  accounts  payable.   The carrying amount  approximates  fair
value because of the short maturity of these instruments.

Accounts Receivable and Bad Debts
---------------------------------
The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. Bad debts during the years ended June 30, 1999, 1998, 1997 and the six months ended June 30, 1996 amounted to $ -0-, $-0-, $21,962 and $34,310.

Depreciation
------------
The  cost  of  property  and equipment is  depreciated  over  the
estimated  useful lives of the related assets.   Depreciation  is
computed using the straight line and accelerated methods.

Research and Development Costs
------------------------------
Research and development costs are expensed as incurred.

Intangibles
-----------
Technology costs are recorded at cost and are amortized using the straight-line method over 5 years.

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates based on management's knowledge and experience. Accordingly, actual results could differ from those estimates.

Income Taxes
------------
The Company accounts for its income taxes under Statement of Financial Accounting Standards ('SFAS') No. 109, 'Accounting for Income Taxes,' which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

              MEGACHAIN.COM. LTD. AND SUBSIDIARIES
             (FORMERLY FORMQUEST INTERNATIONAL, LTD;
            FORMERLY NORTHERN LIGHTS SOFTWARE, LTD.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share
-------------------------
The Company has adopted SFAS No. 128, 'Earnings Per Share' (EPS). This statement establishes standards for computing and presenting EPS, replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS.

Basic earnings (loss) per share include the weighted average number of shares outstanding during the year. Diluted earnings
(loss) per share include the weighted average number of shares outstanding and dilutive potential common shares, such as warrants. Assumed conversion of the warrants would be antidilutive, therefore, basic and diluted earnings (loss) per share are the same.

Comprehensive Income
--------------------
The  Company adopted Statement of Financial Accounting  Standards
(SFAS) No. 130, 'Reporting Comprehensive Income,' beginning July 1, 1998. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of other comprehensive income, no separate statement of comprehensive income has been presented.

Recently Issued Accounting Pronouncements
-----------------------------------------
In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5") which provides guidance on the financial reporting of start-up costs and organization cost. Its requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for all fiscal years beginning after December 15, 1998 with initial adoption reported as a cumulative effect of a change in accounting principle. The Company will adopt SOP 98-5 effective July 1, 1999. The adoption of SOP 98-5 will not result in any cumulative effect of a change in accounting principle.


NOTE 3 - MANAGEMENT PLANS

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of increases. As discussed in Note 1, the company has developed software for the enhancement of sales on the internet and has not received any revenues from operations. These factors raise substantial doubt about the ability of the company to continue as a going concern.

The Company is devoting substantially all of its present efforts to establishing its business, and although certain planned operations have commenced there have been no significant revenues derived there from. The Company can provide any company having an internet presence, a powerful, cost effective means of advertising and selling their products through an innovative Internet Multi Level Marketing system which combines multi-level marketing techniques and the use of personalized, permission based email. The Company will receive a referral fee for each individual who registers on the advertiser's web page.

Aggressive sales and marketing efforts have begun. Key elements of the strategy are to: (1) Alert the media of the MegaChain system rollout via direct contact and press releases, (2) Promote MegaChain on search engines and banner advertising and in specific newsgroups, (3) Identify and capture those companies most likely to benefit from a MLM sales force and a direct email campaign, and (4) Establish strategic alliances with Internet Service Providers.

              MEGACHAIN.COM. LTD. AND SUBSIDIARIES
            (FORMERLY FORMQUEST INTERNATIONAL, LTD;
            FORMERLY NORTHERN LIGHTS SOFTWARE, LTD.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 3 - MANAGEMENT PLANS (Continued)

At present the Company is expending approximately $34,000 per month in the further development of its operations. The Company
currently  contracts  6 individuals on a full  time  basis.   The
company's cash reserve is sufficient to cover the operating expenses of the Company throughout the next fiscal year including approximately $100,000 to complete the development of its entire software suite, $60,000 relating to web, database and mail server software acquisition and start up costs, and $24,000 for operating leases pertaining to web site related computer hardware.

The balance sheet does not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.


NOTE 4 - ACQUISITIONS AND DISPOSITION

Northern NY
On September 12, 1996, the Company completed the acquisition of Northern NY by issuing 8,000,000 shares of its common stock in exchange for 7,000,000 issued and outstanding shares of Northern
NY.   For accounting purposes, the acquisition was recorded as  a
recapitalization  of  Northern  NY  with  Northern  NY   as   the
accounting  acquiror.   The  agreement  also  provides  that  the
shareholders of Northern NY will place 3,500,000 shares in escrow to be released to said shareholders only if certain earnings levels are achieved. 1,750,000 of the shares in escrow will be released to such shareholders only if in the two year period ending December 31, 1997 Northern achieves cumulative pre-tax
income  of  $500,000.   The remaining 1,750,000  shares  will  be
released to such shareholders if Northern achieves cumulative pre-tax income of $1,500,000 over the four year period ending December 31, 1999.

Since the earnings levels were not achieved and management decided to cease operations in the first half of 1997, the 3,500,000 shares have been reflected as treasury shares as of June 30, 1997.

In February 1999, the Company sold the assets of its subsidiary, Northern NY to an entity controlled by a principal stockholder for the assumption of liabilities resulting in a gain on disposition of $463,593. Since the disposition involved a principal stockholder the gain on disposition is reflected as an increase to additional paid-in capital. A condensed balance sheet at date of sale was as follows;

          Assets                       $  14,455
          Liabilities                   (478,048)
                                       ----------
          Net liabilities              $(463,593)
                                       ==========
573795 BC Ltd.
On February 15, 1999, the Company purchased all of the issued and outstanding shares of BC for 6,000,000 shares of common stock. BC is a development stage company which owns proprietary software and technology for the enhancement of sales on the internet. BC has no prior operations and minimal assets except the technology and software that it will further develop. The acquisition will be accounted for under the purchase method of accounting. The purchase price of $300,000, determined based on the fair value of the common shares issued, was allocated to technology and is being amortized on a straight-line basis over five years.


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                                              June 30,
                                            ------------------------------------
                                               1999      1998      1997    1996
                                             -------   -------   ------- -------
          Machinery and equipment            $11,512   $17,734   $19,579 $10,049
          Furniture and fixtures                   -     2,596     6,420       -
                                             -------   -------   ------- -------
                                              11,512    20,330    25,999  10,049
          Less: accumulated depreciation           -     5,875     5,875   3,865
                                             -------   -------   ------- -------

                                             $11,512   $14,455   $20,124 $ 6,184
                                             =======   =======   ======= =======


              MEGACHAIN.COM. LTD. AND SUBSIDIARIES
             (FORMERLY FORMQUEST INTERNATIONAL, LTD;
            FORMERLY NORTHERN LIGHTS SOFTWARE, LTD.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 6 - INTANGIBLE ASSETS

Intangible assets consist of the following:


                                                              June 30,
                                      ------------------------------------------
                                         1999        1998        1997      1996
                                        -------    --------    --------  -------

      Technology                        $ 300,000  $     -    $     -    $   -
      Incorporation costs                       -    1,218      1,218        -
                                        ---------- --------   --------   ------
                                        $ 300,000  $ 1,218    $ 1,218    $   -
      Less: accumulated amortization       22,500    1,218        609        -
                                        ---------- --------   --------   ------
                                        $ 277,500  $     -    $   609    $   -
                                        ========== ========   ========   ======



NOTE 7 - DEMAND NOTES PAYABLE

The demand notes payable were due to an entity whose principal stockholder was a former principal stockholder of the Company.
There were no specific repayment terms.


NOTE 8 - PAYROLL TAXES PAYABLE

The payroll taxes payable were liabilities of the Company's subsidiary (Northern NY). These liabilities were assumed by a stockholder as part of the disposition of the assets of this subsidiary in February 1999.


NOTE 9 - STOCKHOLDERS' EQUITY

Common Stock
On September 12, 1996, the Board of Directors increased the authorized shares from 2,500,000 to 20,000,000.

In October 1995, the Company completed a blank check offering of 1,100,000 shares of common stock and received net proceeds of approximately $472,000 which was placed in escrow until the Northern NY acquisition was consummated. Upon confirmation by the original purchasers the funds were released from escrow in September 1996.

In   January  1997,  the  Company  completed  an  offering  under
Regulation D for 1,754,000 shares of common stock for $.25 per above and received approximately $438,500.

On April 5, 1999, the Company completed an offering under Regulation D for 2,000,000 shares of common stock for $.50 per share and received net proceeds of approximately $958,000.

Warrants
In conjunction with the blank check offering in October 1995, the Company issued 110,000 warrants to the underwriter at a price of $.001 per warrant. Each warrant entitles the holder to purchase one share of common stock at a price of $.60 per share for a four year period commencing one year from the effective date of the offering.



                  MEGACHAIN.COM. LTD. AND SUBSIDIARIES
                 (FORMERLY FORMQUEST INTERNATIONAL, LTD;
                FORMERLY NORTHERN LIGHTS SOFTWARE, LTD.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 10 - INCOME TAXES

There is no income tax expense (benefit) for the years ended June 30, 1999, 1998, 1997 and six months ended June 30, 1996 due to the following:

Current Tax Expense (Benefit)
For years in which losses were incurred, the operating losses cannot be carried back to earlier years. For the year ended June 30, 1999 taxable income, resulting from the gain on disposition of the assets of a subsidiary (Northern NY), was offset by utilizing carryforward losses.

Deferred Tax Expense (Benefit)
The deferred tax assets, consisting mainly of net operating loss carryforwards, were offset by a valuation allowance. Management believes that a valuation allowance is considered necessary since it is more likely than not that the deferred tax asset will not be realized through future taxable income.

The use of net operating loss carryforwards is limited when there has been a substantial change in ownership (as defined) during a three year period. Because of the recent and contemplated changes in common stock, options and warrants, such a change may occur in the future. In this event, the use of net operating losses each year would be restricted to the value of the Company on the date of such change multiplied by the federal long term rate ('annual limitation'); unused annual limitations may then be carried forward without this limitation. Also, in the event the business enterprise of the loss corporation is not continued for the two year period commencing on the change date, the net operating loss carryforwards may no longer be available.

At June 30, 1999, the Company had net operating loss carryforwards of approximately $662,000 for U. S. income tax purposes, which if not used will expire during the years 2012 and 2014. At June 30, 1999, the Company had net operating loss carryforwards of approximately $260,000 for Canadian income tax purposes, which if not used will expire in 2006.


NOTE 11 - RELATED PARTY TRANSACTIONS

The management fee is paid to a corporation whose principal stockholders are also stockholders of the company.

During 1999 the Company leased its office space and office equipment from a stockholder for approximately $2,000 per month.

NOTE 12 - CONTINGENCY

At the time of the disposition of Northern NY, there were unpaid payroll taxes including interest and penalties amounting to approximately $445,000 which were assumed by an entity controlled by a principal stockholder and the Company was indemified against this obligation. Although the Company does not believe it is liable for this obligation, there can be no assurance there can be no assurance that a claim could not be brought against the Company. If a cliam is asserted, the company intends to defend itself vigorously against the claim.


NOTE 13 - SUBSEQUENT EVENTS

On August 19, 1999, the Board of Directors of the Company approved a resolution that increased the authorized shares of common stock to 30,000,000 shares and changed the par value from $0.001 to $0.0001 per share. Additionally, the company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share.



PART III    EXHIBITS

Exhibit       SEC Ref.           Title of Document                         Page
  No.           No.

  1          (3)(i),(4)      Certificate of Incorporation, as amended       E-1
  2           (3)(ii)        By-Laws                                        E-8
  3            (10)          Form of Options granted to Executive
                               Officers                                     E-10
  4            (10)          Form of Options granted to Consultants         E-15
  5            (21)          Subsidiaries                                   E-21

                                PAGE 13




EXHIBIT  1
                            State of Delaware
                                                         PAGE   1
                     Office of the Secretary of State
                     _________________________________


          I, EDWARD J. FREEL, SECRETARY OF STATE OF  THE STATE OF

DELAWARE, DO HEREBY CERTIFY THE  ATTACHED IS  A TRUE  AND CORRECT

COPY OF THE  CERTIFICATE  OF  AMENDMENT  OF  "EC  CAPITAL, LTD.",

CHANGING ITS NAME FROM "EC  CAPITAL, LTD."  TO  "NORTHERN LIGHTS

SOFTWARE, LTD.", FILED IN  THIS  OFFICE  ON  THE  TWELTH  DAY OF

SEPTEMBER,  A.D.  1996,  AT  9  O'CLOCK  A.M.

         A CERTIFIED COPY OF THIS CERTIFICATE HAS BEEN FORWARDED

TO THE  KENT  COUNTY  RECORDER  OF  DEEDS  FOR  RECORDING.




                                    /S/  Edward J. Freel
                                        __________________________________
                                        Edward J. Freel, Secretary of State




2350527    8100                        AUTHENTICATION:                   8102807


960264720                                        DATE:              09-13-96


                                 PAGE  E-2




                                                       STATE OF DELAWARE
                                                      SECRETARY OF STATE
                                                   DIVISION OF CORPORATIONS
                                                   FILED 09:00 AM 09/12/1996
                                                     960264720  -  2360527


                           CERTIFICATE OF AMENDMENT

                                      OF

                          CERTIFICATE OF INCORPORATION

                                      OF

                                EC CAPITAL, LTD.


              The undersigned corporation, in order to amend its Certificate of incorporation, hereby certifies as follows:


              FIRST:         The name of the Corporation is:

                                   EC CAPITAL, LTD.

             SECOND:     The corporation hereby amends its Certificate of

incorporation as follows:

A. Article First of the Certificate of Incorporation, relating to the name of the corporation, is hereby amended to read as follows by adding the new

Article First.

               "FIRST:          The name of the Corporation is:

                                NORTHERN LIGHTS SOFTWARE, LTD."

    B.   Article Fourth of the Certificate of Incorporation, as amended,

relating to the shares of the Corporation, is  hereby amended to read as follows by adding the following new Article Fourth.

              "FOURTH:     The total number of shares of stock which the
              corporation is authorized to issue is 20,000,000 and the par value of each of such shares is $.001.

                           The corporation hereby reclassifies its Common
              Shares pursuant to Section 242 of the General Corporation Law of the State of Delaware in order to effect a two (2) for one (1) split of its Common Shares, $.001 par value, so that one (1) of the outstanding Common Shares are equal to two (2) of the new Common Share of $.001 par value."



                                      PAGE  E-3



   STATE OF DELAWARE
   SECRETARY OF STATE
DIVISION OF CORPORATIONS
FILED 09:00 AM  09/03/1997
   971293841 - 2350527


                            CERTIFICATE OF AMENDMENT

                                        OF

                          CERTIFICATE OF INCORPORATION

                                         OF
                           NORTHERN LIGHTS SOFTWARE, LTD.



           The undersigned corporation, in order to amend its Certificate of

Incorporation, hereby certifies as follows:

           FIRST:     The name of the Corporation is:

                      NORTHERN LIGHTS SOFTWARE, LTD.

           SECOND:    The corporation hereby amends its Certificate of

Incorporation as follows:

          A.    Article First of the Certificate in incorporation, relating to the name of the corporation, is hereby amended to read as follows by adding the new Article First.


             "FIRST:     The name of the Corporation is:

                        FORMQUEST INTERNATIONAL, LTD.

              THIRD:     The amendment effected herein  was  authorized  by the

consent in writing, setting forth the action so taken, signed by the holders of more than a majority the outstanding shares entitled to vote thereon pursuant to

Section 228 and 242 of the General Corporation Law of the State of Delaware and

written notice has been given to all shareholders who have not consented in writing to the action.

              IN WHITNESS WHEREOF, we hereunto sign our names and affirm that the statements made herein  are true under penalties of perjury this 29th day of August, 1997.


                                   /s/ John Formicola
                                      ____________________________
                                        John Formicola, Chairman

ATTEST:

/S/  Gerald A. Kaufman
_____________________________
Gerald A. Kaufman, Secretary


                                        PAGE  E-4




                                CERTIFICATE OF AMENDMENT

                                            OF

                              CERTIFICATE OF INCORPORATION

                                            OF

                              FORMQUEST INTERNATIONAL, LTD.


          The undersigned corporation, in order to amend Its Certificate of

Incorporation, hereby certifies as follows:

          FIRST:          The name of the Corporation is:

                           FORMQUEST INTERNATIONAL, LTD.

          SECOND:          The corporation hereby amends its Certificate of

Incorporation as follows:

        A.    Article First of the Certiciate of Incorporation, relating to the name of the corporation, is hereby amended to read as follows by adding the new Article First.

          "FIRST:          The name of the Corporation is:

                              MEGACHAIN.COM, LTD.

          THIRD:           The  amendment affected herein  was authorized by the

Consent in writing, setting  forth the action so taken, signed by the holders of more than a majority the outstanding shares entitled to vote thereon pursuant to

Sections 228 and 242 of the General Corporation Law of the State of Delaware and

that written notice has been given to all shareholders who have not consented in writing to the action.



          IN WITNESS WHEREOF, we hereunto sign our names and affirm that the the statements made herein are true under penalties of perjury this 8th day of

April, 1999.


                                      /s/ Tom Lavin
                                         ___________________________
                                         Tom Lavin,  Chairman

ATTEST:
/s/ Bill Lavin
________________________
Bill Lavin, Secretary




                                         PAGE  E-5




                                 CERTIFICATE OF AMENDMENT OF THE
                                 CERTIFICATE OF INCORPORATION OF
                                       MEGACHAIN.COM, LTD.


     MEGACHAIN.COM, LTD., a  corporation  organized  and  existing  under the

General Corporation  Law of  the  State  of Delaware (the "Corporation") does hereby certify that:

     The amendment to the Corporation's Certificate of Incorporation set forth

Below  was duly adopted by resolutions  approved by the Corporation's Board of

Directors and stockholders in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware:

     Amendment. The Certificate of Incorporation of the corporation is amended by striking Article FOURTH in its entirety and replacing therefor:

     FOURTH: The authorized capital of the corporation is as follows:

     1.     Shares, Classes and Series Authorized.

            The total number of shares of all classes of capital stock that the Corporation shall have authority to issue is 35,000,000 shares. stockholders shall not have any preemptive rights, nor shall stockholders have the right to cumulative voting in the election of directors or for any other purpose. The classes and the aggregate number of shares of stock of each class that the Corporation shall have authority to issue are as follows:

            (a) 30,000,000 shares of Common Stock, $0.0001 par value ("Common Stock")

            (b) 5,000,000 shares of Preferred Stock, $0.0001 par value ("Preferred Stock").

     2.     Powers and Rights of the Preferred Stock.


            The Preferred Stock may be issued from time to time in one or more series, with such distinctive serial designations as may be stated or expressed in the resolution or resolutions providing for the issue of such stock adopted from time to time by the Board of Directors, and in such resolution or resolutions providing for the issuance of shares of each particular series, the Board of Directors is also expressly authorized to fix the right to vote, if any, the consideration for which the shares of such series are to be issued, the number of shares constituting such series, which number may be increased (except as otherwise fixed by the Board of Directors) or decreased (but not below the number of shares thereof then outstanding) from time to time by action of the Board of Directors, the rate of dividends upon which and the times at which dividends on shares of such series shall be payable and the preference, if any, which such dividends shall have relative to dividends on shares of any other class or classes or any other series of stock of the Corporation, whether such dividends shall be cumulative or non cumulative, and if cumulative, the date or dates from which dividends on shares of such series shall be cumulative, the rights, if any, which the holders of shares of such series shall have in the event of any voluntary or involuntary liquidation, merger, consolidation, distribution or sale of assets, dissolution or winding up of the affairs of the Corporation, the rights, if any, which the holders of shares of such series shall have to convert such shares into or exchange such shares for shares of any other class or classes or any other series of stock of the Corporation or for any debt securities of the Corporation and the terms and conditions including price and rate of exchange, of such conversion or exchange, whether shares of such series shall be subject to redemption, and the redemption price or prices and other terms of redemption, if any, for shares of such series including, without limitation, a redemption price or prices payable in shares of Common Stock, the terms and amounts of any sinking fund for the purchase or redemption of shares of such series, and any and all other designations, preferences, and relative, participating,
     optional   or   other   special   rights,  qualifications,  limitations or
     restrictions thereof pertaining to shares of such series' permitted by law.

                                   PAGE   E-6

     3.  Issuance of the Common Stock and the Preferred Stock.

          The Board of Directors of the Corporation may from time to time authorize by resolution the issuance of any or all shares of the Common Stock and the Preferred Stock herein authorized in accordance with the terms and conditions set forth in this Certificate of Incorporation for such purposes, in such amounts, to such persons, corporations or entities, for such consideration, and in the case of the Preferred Stock, in one or more series, all as the Board of Directors in its discretion may determine and without any vote or other action by the stockholders, except as otherwise required by law. The capital stock, after the amount of the subscription price or par value has been paid in, shall not be subject to assessment to pay the debts of the Corporation.

     IN WITNESS WHEREOF, MEGACHAIN.COM, LTD., has caused this Certificate to be signed by its duly authorized officer this 19th day of August, 1999.


                                        MEGACHAIN.COM, LTD.


                                        By /s/ Tom Lavin
                                          _____________________
                                          Tom Lavin, President

                                    Signatures

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     MEGACHAIN.COM, LTD.

Date:     August     ____,     1999               By: ____________________
                                                      Tom Lavin, President



                                          PAGE  E-7







EXHIBIT  2




                                     BY  LAWS

                                  MEGACHAIN.COM, LTD.


                                  ARTICLE I - OFFICES
                                  ___________________


The principal office of the Corporation shall be located in the City, County and State so provided in the Certificate of Incorporation. The Corporation may also maintain offices at such other places within or without the State of Delaware as the Board of Directors may, from time to time, determine and the business may require.

                                  ARTICLE II - SHAREHOLDERS
                                  _________________________

1.   Place of Meetings.
     _________________

Meetings of shareholders shall be held at the principal office of the Corporation, or at such other places within or without the State of Delaware as the Board shall authorize.

2.   Annual Meetings.
     _______________

The annual meeting of the shareholders of the Corporation shall be held at 2:00 PM on the last Tuesday of the third month in each year after the close of the fiscal year of the Corporation, if such date is not a legal holiday and if a legal holiday, then on the next business day following at the same hour, at which time the shareholders shall elect a Board of Directors, and transact such other business as may properly come before the meeting.

3.   Special Meetings.
     ________________


Special meetings of the shareholders may be called at any time by the Board or by the President, and shall be called by the President or the Secretary at the written request of the holders of ten (10) per cent of the outstanding shares entitled to vote thereat, or as otherwise required by law.

4.   Notice of Meetings.
     __________________

Written notice of each meeting of shareholders, whether annual or special, stating the time when and place where it is to be held, shall be served either personally or by mail. Such notice shall be served not less than ten (10) nor more than sixty (60) days before the meeting, upon each shareholder of record entitled to vote at such meeting, and to any other shareholder to whom the giving of notice may be required by law. Notice of a special meeting shall also state the purpose or purposes for which the meeting is called, and shall indicate that it is being issued by the person calling the meeting. If at any meeting, action is proposed to be taken that would, if taken, entitle shareholders to receive payment for their shares, the notice of such meeting shall include a statement of that purpose and to that effect. If mailed, such
B. notice shall be directed to each such shareholder at his address, as it appears on the records of the shareholders of the Corporation, unless he shall have previously filed with the Secretary of the Corporation a written request that notices intended for him be mailed to some other address, in which event, it shall be mailed to the address designated in such request.

5.   Waiver.
     ______

Notice of any meeting need not be given to any shareholder who submits a signed waiver of notice either before or after a meeting. The attendance of any shareholder at a meeting, in person or by proxy, shall constitute a waiver of notice by such shareholder.

                                 PAGE E-8
6.   Fixing Record Date.
     __________________


For the purpose of determining the shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or to express consent to or dissent from any proposal without a meeting, or for the purpose of determining shareholders entitled to receive payment of any dividend or the allotment of any rights, or for the purpose of any other action, the Board shall fix, in advance, a date as the record date for any such determination of shareholders. Such date shall not be more than sixty (60) nor less than ten (10) days before the date of such meeting, nor more than sixty (60) days prior to any other action. If no record date is fixed, it shall be determined in accordance with the provisions of law.

7.   QUORUM
     ______

(a) Except as otherwise provided by the Certificate of Incorporation, at all meetings of shareholders of the Corporation, the presence at the commencement of such meetings, in person or by proxy, of shareholders holding a majority of the total number of shares of the Corporation then issued and outstanding on the records of the Corporation and entitled to vote, shall be necessary and sufficient to constitute a quorum for the transaction of any business. If a specified item of business is required to be voted on by a class or classes, the holder of a majority of the shares of such class or classes shall constitute a quorum for the transaction of such specified item of business.The withdrawal of any shareholder after the commencement of a meeting shall have no effect on the existence of a quorum, after a quorum has been established at such meeting.

(b) Despite the absence of a quorum at any annual or special meeting of shareholders, the shareholders, by a majority of the votes cast by the holders of shares entitled to vote thereon, may adjourn the meeting.

8.   Voting.
     ______

(a) Except as otherwise provided by statute or by the Certificate of Incorporation,

     (1) directors shall be elected by a plurality of the votes cast; and

     (2) all other corporate action to be taken by vote of the shareholders, shall be authorized by a majority of votes cast;

at a meeting of shareholders by the holders of shares entitled to vote thereon.

(b) Except as otherwise provided by statute or by the Certificate of Incorporation, at each meeting of shareholders, each holder of record of shares of the Corporation entitled to vote, shall be entitled to one vote for each share of stock registered in his name on the books of the Corporation.

(c) Each shareholder entitled to vote or to express consent or dissent without a meeting, may do so by proxy; provided, however, that the instrument authorizing such proxy to act shall have been executed in writing by the shareholder himself, or by his attorney-in-fact duly authorized in writing. No proxy shall be voted or acted upon after three(3) years, unless the proxy shall specify the length of time it is to continue in force. The proxy shall be delivered to the Secretary at the meeting and shall be filed with the records of the Corporation. Every proxy shall be revocable at the pleasure of the shareholder executing it, unless the proxy states that it is irrevocable, except as otherwise provided by law.


                                     PAGE E-9




EHIBIT  3
                      MEGACHAIN.COM, LTD.


             Option for the Purchase of __________
                     Shares of Common Stock
                        Par Value $0.0001

                      STOCK OPTION AGREEMENT


THE HOLDER OF THIS OPTION, BY ACCEPTANCE HEREOF,BOTH WITH RESPECT TO THE OPTION AND COMMON STOCK ISSUABLE UPON EXERCISE OF THE OPTION, AGREES AND ACKNOWLEDGES THAT THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), OR UNDER THE SECURITIES LAWS OF ANY STATE. THESE SECURITIES HAVE BEEN ACQUIRED FOR INVESTMENT AND MAY NOT BE TRANSFERRED OR SOLD IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT OR OTHER COMPLIANCE UNDER THE SECURITIES ACT OR THE LAWS OF THE APPLICABLE STATE OR A "NO ACTION" OR INTERPRETIVE LETTER FROM THE SECURITIES AND EXCHANGE COMMISSION OR AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE ISSUER, AND ITS COUNSEL, TO THE EFFECT THAT THE SALE OR TRANSFER IS EXEMPT FROM REGISTRATION UNDER THE SECURITIES ACT AND SUCH STATE STATUTES.

       This is to certify that, for value received,_______________________ (the "Optionee")is entitled to purchase from MEGACHAIN.COM, LTD. (the "Company"), on the terms and conditions hereinafter set forth, all or any part of ____________ shares ("Option Shares") of the Company's common stock, par value $0.0001 (the "Common Stock"),at the purchase price of $0.75 per share ("Option Price"). Upon exercise of this option in whole or in part, a certificate for the Option Shares so purchased shall be issued and delivered to the Optionee. If less than the total option is exercised, a new option of similar tenor shall be issued for the unexercised portion of the options represented by this Agreement.

      This option is granted subject to the following further terms and conditions:

      1. This option shall vest and be exercisable immediately, and shall expire at 5:00 p.m. Pacific time on August 12, 2004. In order to exercise this option with respect to all or any part of the Option Shares for which this option is at the time exercisable, Optionee (or in the case of exercise after Optionee's death, Optionee's executor, administrator, heir or legatee, as the case may be) must take the following actions:

           (a) Deliver to the Corporate Secretary of the Company an executed notice of exercise in substantially the form of attached to this Agreement (the "Exercise Notice") in which there is specified the number of Option Shares which are to be purchased under the exercised option.

           (b) Pay the aggregate Option Price for the purchased shares through one or more of the following alternatives:

               (i) full payment in cash or by check made payable to the Company's order;

               (ii)    full  payment  in  shares  of  Common Stock held for the
                       requisite period  necessary to avoid  a  charge to   the
                       Company's earnings for financial reporting purposes and valued at Fair Market Value on the Exercise Date (as such term is defined below);

               (iii) full payment through a combination of shares of Common Stock held for the requisite period necessary to avoid a charge to the Company's earnings for financial reporting purposes and valued at Fair Market Value on the Exercise Date and cash or check payable to the Company's order;

                                        PAGE  E-10

               (iv) full payment effected through a broker-dealer sale and remittance procedure pursuant to which Optionee shall provide concurrent irrevocable written instructions (i) purchased shares and remit to the Company, out of the sale proceeds available on the settlement date,sufficient funds to cover the aggregate Option Price payable for the purchased shares plus all applicable Federal, state and in connection with such purchase and (ii) to the Company to deliver the certificates for the purchased shares directly to such brokerage firm in order to complete the sale transaction; or

               (v)     full payment through conversion of the option to purchase
                       Option  Shares  into   the  number  of  fully  paid  and
                       nonassessable Option Shares calculated pursuant to the following formula:

                       X   =   Y (A-B)
                               -------
                                 A

                      where:    X   =  the number of Option Shares to be issued
                                       to the Optionee;

                                       the conversion right is being exercised;

                                A   =  the Fair Market Value per  share  as  of
                                       the date of exercise of such conversion right; and

                                B   =  the  Option  Price  with respect to such
                                       Option Shares.

           (c) Furnish to the Company appropriate documentation that the person or persons exercising the option (if other than Optionee) have the right to exercise this option.

           (d) For purposes of this Agreement, the Exercise Date shall be the date on which the executed Exercise Notice shall have been delivered to the company. Except to the extent the sale and remittance procedure specified above is utilized in connection with the option exercise, payment of the Option Price for the purchased shares must accompany such Exercise Notice.

           (e) For all valuation purposes under this Agreement, the Fair Market Value per share of Common Stock on any relevant date shall be determined in accordance with the following provisions:

               (i) If the Common Stock is not at the time listed or admitted to trading on any national securities exchange but is traded on the Nasdaq National Market, the Fair Market Value shall be the mean between the highest "bid" and lowest "offered" quotations of a share of Common Stock on such date (or if none, on the most recent date on which there were bid and offered quotations of a share of Common Stock), as reported by the Nasdaq National Market or any successor system.

              (ii) If the  Common  Stock  is  at the time listed or admitted to trading on any national securities exchange, then the Fair Market Value shall be the closing selling price per Share on the date in question on the securities exchange, as such price is officially quoted in the composite tape of transactions on such exchange. If there is no reported sale of Common Stock on such exchange on the date in question, then the Fair Market Value shall be the closing selling price on the exchange on the last preceding date for which such quotation exists.

                                        PAGE  E-11

            (iii) If the Common Stock is not listed on such date on any national securities exchange nor included in the Nasdaq National Market, but is traded in the over-the-counter market, the highest "bid" quotation of a share of Common Stock on such date (or if none, on the most recent Date on which there were bid quotations of a share of Common Stock), as reported on the Nasdaq Smallcap Market or the NASD OTC Bulletin Board, as applicable.

       (f) Upon such exercise, the Company shall issue and cause to be delivered with all reasonable dispatch (and in any event within three business days of such exercise) to or upon the written order of the Optionee at its address, and in the name of the Optionee, a certificate or certificates for the number of full Option Shares issuable upon the exercise together with such other property (including cash) and securities as may then be deliverable upon such exercise. Such certificate or certificates shall be deemed to have been issued and the Optionee shall be deemed to have become a holder of record of such Option Shares as of the Exercise Date.

   2. The Optionee acknowledges that the shares subject to this option have not and will not be registered as of the date of exercise of this option under the
Securities  Act  or   the  securities   laws  of   any  state.    The  Optionee
acknowledges that this option and the shares issuable on exercise of the option, when and if issued, are and will be "restricted securities" as defined in Rule 144 promulgated by the Securities and Exchange Commission and must be held indefinitely unless subsequently registered under the Securities Act and any
other  applicable  state  registration requirements.   The  Company is under no
obligation to  register  the  securities  under the  Securities  Act  or  under
applicable  state  statutes.   In  the  absence  of  such a  registration or an
available  exemption  from   registration,  sale of the Option  Shares  may  be
practicably  impossible.    The  Optionee shall  confirm  to  the  Company  the
representations set forth above in connection with the exercise of all or any portion of this option.

   3. The Company, during the term of this Agreement, will obtain from the appropriate regulatory agencies any requisite authorization in order to issue and sell such number of shares of its Common Stock as shall be sufficient to satisfy the requirements of the Agreement.

   4. The number of Option Shares purchasable upon the exercise of this option and the Option Price per share shall be subject to adjustment from time to time subject to the following terms. If the outstanding shares of Common Stock of the Company are increased, decreased, changed into or exchanged for a different number or kind of shares of the Company through reorganization, recapitalization, reclassification, stock dividend, stock split or reverse stock split, the Company or its successors and assigns shall make an appropriate and proportionate adjustment in the number or kind of shares, and the per-share Option Price thereof, which may be issued to the Optionee under this Agreement upon exercise of the options granted under this Agreement. The purchase rights represented by this option shall not be exercisable with respect to a fraction of a share of Common Stock. Any fractional shares of Common Stock arising from the dilution or other adjustment in the number of shares subject to this option shall rounded up to the nearest whole share.

   5. The Company covenants and agrees that all Option Shares which may be delivered upon the exercise of this option will, upon delivery, be free from all taxes, liens, and charges with respect to the purchase thereof; provided, that the Company shall have no obligation with respect to any income tax liability of the Optionee and the Company may,in its discretion, withhold such amount or require the Optionee to make such provision of funds or other consideration as the Company deems necessary to satisfy any income tax withholding obligation under applicable law.

   6. The Company agrees at all times to reserve or hold available a sufficient number of shares of Common Stock to cover the number of Option Shares issuable upon the exercise of this and all other options of like tenor then outstanding.

   7. This option shall not entitle the holder hereof to any voting rights or other rights as a shareholder of the Company, or to any other rights whatsoever, except the rights herein expressed, and no dividends shall be payable or accrue in respect of this option or the interest represented hereby or the Option Shares purchasable hereunder until or unless, and except to the extent that, this option shall be exercised.

   8. The Company may deem and treat the registered owner of this option as the absolute owner hereof for all purposes and shall not be affected by any notice to the contrary.

   9.  In the event that any provision of this  Agreement is found to be invalid
or  otherwise   unenforceable  under  any  applicable  law, such invalidity  or unenforceability shall not be construed as rendering any other provisions contained herein invalid or unenforceable, and all such other provisions shall be given full force and effect to the same extent as though the invalid or unenforceable provision were not contained herein.

  10. This Agreement shall be governed by and construed in accordance with the internal laws of the state of Delaware, without regard to the principles of conflicts of law thereof.

  11. The holder of this option, by acceptance hereof, acknowledges and agrees that this option is not transferable by the Optionee except by will or the laws of descent or distribution. Except as otherwise provided herein, this Agreement shall be binding on and inure to the benefit of the Company and the person to whom an option is granted hereunder, and such person's heirs, executors, administrators, legatees, personal representatives, assignees, and transferees.

    IN WITNESS WHEREOF, the Company has caused this option to be executed by the
signature  of  its  duly  authorized  officer,   effective  this  18th  day  of
August, 1999.


                                     MEGACHAIN.COM, LTD.


                                  By____________________________________
                                       Duly Authorized Officer


      The undersigned Optionee hereby acknowledges receipt of a copy of the foregoing option and acknowledges and agrees to the terms and conditions set forth in the option.



        _______________________________________

                   Exercise Notice
     (to be signed only upon exercise of Option)

TO:  MEGACHAIN.COM, LTD.

       The Optionee, holder of the attached option, hereby irrevocable elects to exercise the purchase rights represented by the option for, and to purchase thereunder, ____________________ shares of common stock of MEGACHAIN.COM, LTD., and herewith makes payment therefor, and requests that the certificate(s) for such shares be delivered to the Optionee at:

                                      PAGE E-13


             ____________________________________________


             ____________________________________________


             ____________________________________________

     If purchase is to be effected by conversion of the option to Common Stock, the Optionee hereby converts option rights with respect to ________________ Option Shares represented by the option.

     If acquired without registration under the Securities Act of 1933, as amended ("Securities Act"), the Optionee represents that the Common Stock is being acquired without a view to, or for, resale in connection with any distribution thereof without registration or other compliance under the Securities Act and applicable state statutes, and that the Optionee has no direct or indirect participation in any such undertaking or in the underwriting of such an undertaking. The Optionee understands that the Common Stock has not been registered, but is being acquired by reason of a specific exemption under the Securities Act as well as under certain state statutes for transactions by an issuer not involving any public offering and that any disposition of the Common Stock may, under certain circumstances, be inconsistent with these exemptions. The Optionee acknowledges that the Common Stock must be held and may not be sold, transferred, or otherwise disposed of for value unless subsequently registered under the Securities Act or an exemption from such registration is available. The Company is under no obligation to register the Common Stock under the Securities Act, except as provided in the Agreement for the option. The certificates representing the Common Stock will bear a legend restricting transfer, except in compliance with applicable federal and state securities statutes.

      The Optionee agrees and acknowledges that this purported exercise of the option is conditioned on, and subject to, any compliance with requirements of applicable federal and state securities laws deemed necessary by the Company.

     DATED this ________ day of ________________________________, __________.




                                  _______________________________________
                                   Signature


EXHIBIT 4


                      MEGACHAIN.COM, LTD.


             Option for the Purchase of __________
                     Shares of Common Stock
                       Par Value $0.0001

                     STOCK OPTION AGREEMENT

THE HOLDER OF THIS OPTION, BY ACCEPTANCE HEREOF, BOTH WITH RESPECT TO THE OPTION AND COMMON STOCK ISSUABLE UPON EXERCISE OF THE OPTION, AGREES AND ACKNOWLEDGES THAT THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), OR UNDER THE SECURITIES LAWS OF ANY STATE. THESE SECURITIES HAVE BEEN ACQUIRED FOR INVESTMENT AND MAY NOT BE TRANSFERRED OR SOLD IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT OR OTHER COMPLIANCE UNDER THE SECURITIES ACT OR THE LAWS OF THE APPLICABLE STATE OR A "NO ACTION" OR INTERPRETIVE LETTER FROM THE SECURITIES AND EXCHANGE COMMISSION OR AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE ISSUER, AND ITS COUNSEL, TO THE EFFECT THAT THE SALE OR TRANSFER IS EXEMPT FROM REGISTRATION UNDER THE SECURITIES ACT AND SUCH STATE STATUTES.

        This is to certify that, for value received, ____________________ (the "Optionee") is entitled to purchase from MEGACHAIN.COM, LTD. (the "Company"), on the terms and conditions hereinafter set forth, all or any part of _________________________ shares ("Option Shares") of the Company's common stock, par value $0.0001 (the "Common Stock"), at the purchase price of $0.75 per share ("Option Price"). Upon exercise of this option in whole or in part, a certificate for the Option Shares so purchased shall be issued and delivered to the Optionee. If less than the total option is exercised, a new option of similar tenor shall be issued for the unexercised portion of the options represented by this Agreement.

       This option is granted subject to the following further terms and conditions:

     1. This option shall vest and be exercisable immediately, and shall expire at 5:00 p.m. Pacific time on the first to occur of the date which is 120 days following the date on which the Optionee's employment with the Company terminates for any reason, the date which is 120 days following the date of a Change in Control of the Company (as defined below), or August 12, 2004.

          (a) In order to exercise this option with respect to all or any part of the Option Shares for which this option is at the time exercisable, Optionee (or in the case of exercise after Optionee's death, Optionee's executor, administrator, heir or legatee, as the case may be) must take the following actions:

               (i) Deliver to the Corporate Secretary of the Company an executed notice of exercise in substantially the form of attached to this Agreement (the "Exercise Notice") in which there is specified the number of Option Shares which are to be purchased under the exercised option.

               (ii) Pay the aggregate Option Price for the purchased shares through one or more of the following alternatives:
                    (A) full payment in cash or by check made payable to the Company's order;

                    (B) full payment in shares of Common Stock held for the requisite period necessary to avoid a charge to the Company's earnings for financial reporting purposes and valued at Fair Market Value on the Exercise Date (as such term is defined below);

                    (C) full payment through a combination of shares of Common Stock held for the requisite period necessary to avoid a charge to the Company's earnings for financial reporting purposes and valued at Fair Market Value on the Exercise Date and cash or check payable to the Company's order;

                    (D) full payment effected through a broker-dealer sale and remittance procedure pursuant to which Optionee shall provide concurrent irrevocable written instructions (i) to a brokerage firm to effect the immediate sale of the purchased shares and remit to the Company, out of the sale proceeds available on the settlement date, sufficient funds to cover the aggregate Option Price payable for the purchased shares plus all applicable Federal, state and local income and employment taxes required to be withheld in connection with such purchase and
                    (ii) to the Company to deliver the certificates for the purchased shares directly to such brokerage firm in order to complete the sale transaction; or

                   (E) full  payment  through  conversion of  the
                    option to purchase Option Shares into the number of fully paid and nonassessable Option Shares calculated pursuant to the following formula:

                    X   =   Y (A-B)
                           ---------
                             A

                    where:    X    =  the number of Option Shares to
                                      be issued to the Optionee;

                              Y    =  the number of Option Shares for
                                      which  the  conversion right is
                                      being exercised;

                              A    =  the Fair Market Value per share
                                      as  of the  date of exercise of
                                      such conversion right;
                    and

                              B    =  the Option  Price with  respect
                                      to such Option Shares.

               (iii) Furnish to the Company appropriate documentation that the person or persons exercising the option (if other than Optionee) have the right to exercise this option.

               (iv) For purposes of this Agreement, the Exercise Date shall be the date on which the executed Exercise Notice shall have been delivered to the Company. Except to the extent the sale and remittance procedure specified above is utilized in connection with the option exercise, payment of the Option Price for the purchased shares must accompany such Exercise Notice.

               (v) For all valuation purposes under this Agreement, the Fair Market Value per share of Common Stock on any relevant date shall be determined in accordance with the following provisions:

                    (A) If the Common Stock is not at the time listed or admitted to trading on any national securities exchange but is traded on the Nasdaq National Market, the Fair Market Value shall be the mean between the highest "bid" and lowest "offered" quotations of a share of Common Stock on such date (or if none, on the most recent date on which there were bid and offered quotations of a share of Common Stock), as reported by the Nasdaq National Market or any successor system.

                    (B) If the Common Stock is at the time listed or admitted to trading on any national securities exchange, then the Fair Market Value shall be the closing selling price per share on the date in question on the securities exchange, as such price is officially quoted in the composite tape of transactions on such
                    exchange.   If  there is no  reported  sale  of
                    Common Stock on such exchange on the date in question, then the Fair Market Value shall be the closing selling price on the exchange on the last preceding date for which such quotation exists.

                    (C) If the Common Stock is not listed on such date on any national securities exchange nor included in the Nasdaq National Market, but is traded in the over-the-counter market, the highest "bid" quotation of a share of Common Stock on such date (or if none, on the most recent date on which there were bid quotations of a share of Common Stock), as reported on the Nasdaq Smallcap Market or the NASD OTC Bulletin Board, as applicable.

              (vi) Upon such exercise, the Company shall issue and cause to be delivered with all reasonable dispatch (and in any event within three business days of such exercise) to or upon the written order of the Optionee at its address, and in the name of the Optionee, a certificate or certificates for the number of full Option Shares issuable upon the exercise together with such other property (including cash) and securities as may then be deliverable upon such exercise. Such certificate or certificates shall be deemed to have been issued and the Optionee shall be deemed to have become a holder of record of such Option Shares as of the Exercise Date.

     (b) For purposes of this Agreement, a "Change in Control" means the occurrence of any one or more of the following:

               (i) Any "person", as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), (other than the Company, a majority-owned subsidiary of the Company, an affiliate of the Company within the meaning of the Exchange Act, or a Company employee benefit plan, including any trustee of such plan acting as trustee), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company (or a successor to the Company) representing 50% or more of the combined voting power of the then outstanding securities of the Company or such successor;

              (ii) At any time that the Company has shares registered under the Exchange Act at least 50% of the directors of the Company constitute persons who were not at the time of their first election to the board of directors of the Company, candidates proposed by a majority of such board of directors in office prior to the time of such first election; or

              (iii) (A) the dissolution of the Company or liquidation of more than 50% in value of the Company or a sale of assets involving 50% or more in value of the assets of the Company, (B) any merger or reorganization of the Company whether or not another entity is the survivor, pursuant to which the holders, as a group, of all of the shares of the Company outstanding prior to the transaction hold, as a group, less than 50% of the combined voting power of the Company or any successor company outstanding after the transaction, (C) a transaction or related set of transactions (including without limitation a merger or tender offer together with a related purchase of shares by the tender offeror in the market) pursuant to which the holders, as a group, of all of the shares of the Company outstanding prior to the transaction hold, as a group, less than 50% of the combined voting power of the Company or any successor company outstanding after the transaction, or (iv) any other event which the board of directors of the Company determines, in its discretion, would materially alter the structure of the Company or its ownership.

     2. The Optionee acknowledges that the shares subject to this option have not and will not be registered as of the date of exercise of this option under the Securities Act or the securities laws of any state. The Optionee acknowledges that this option and the shares issuable on exercise of the option, when and if issued, are and will be "restricted securities" as defined in Rule 144 promulgated by the Securities and Exchange Commission and must be held indefinitely unless subsequently registered under the Securities Act and any other applicable state registration requirements. The Company is under no obligation to register the securities under the Securities Act or under applicable state statutes. In the absence of such a registration or an available exemption from registration, sale of the Option Shares may be practicably impossible. The Optionee shall confirm to the Company the representations set forth above in connection with the Exercise of all or any portion of this option.

     3. The Company, during the term of this Agreement, will obtain from the appropriate regulatory agencies any requisite authorization in order to issue and sell such number of shares of its Common Stock as shall be sufficient to satisfy the requirements of the Agreement.

     4. The number of Option Shares purchasable upon the exercise of this option and the Option Price per share shall be subject to adjustment from time to time subject to the following terms. If the outstanding shares of Common Stock of the Company are increased, decreased, changed into or exchanged for a different number or kind of shares of the Company through reorganization, recapitalization, reclassification, stock dividend, stock split or reverse stock split, the Company or its successors and assigns shall make an appropriate and proportionate adjustment in the number or kind of shares, and the per-share Option Price thereof, which may be issued to the Optionee under this Agreement upon exercise of the options granted under this Agreement. The purchase rights represented by this option shall not be exercisable with respect to a fraction of a share of Common Stock. Any fractional shares of Common Stock arising from the dilution or other adjustment in the number of shares subject to this option shall rounded up to the nearest whole share.

      5. The Company covenants and agrees that all Option Shares which may be delivered upon the exercise of this option will, upon delivery, be free from all taxes, liens, and charges with respect to the purchase thereof; provided, that the Company shall have no obligation with respect to any income tax liability of the Optionee and the Company may, in its discretion, withhold such amount or require the Optionee to make such provision of funds or other consideration as the Company deems necessary to satisfy any income tax withholding obligation under applicable law.

      6. The Company agrees at all times to reserve or hold available a sufficient number of shares of Common Stock to cover the number of Option Shares issuable upon the exercise of this and all other options of like tenor then outstanding.

      7. This option shall not entitle the holder hereof to any voting rights or other rights as a shareholder of the Company, or to any other rights whatsoever, except the rights herein expressed, and no dividends shall be payable or accrue in respect of this option or the interest represented hereby or the Option Shares purchasable hereunder until or unless, and except to the extent that, this option shall be exercised..

      8. The Company may deem and treat the registered owner of this option as the absolute owner hereof for all purposes and shall not be affected by any notice to the contrary.

      9. In the event that any provision of this Agreement is found to be invalid or otherwise unenforceable under any applicable law, such invalidity or unenforceability shall not be construed as rendering any other provisions contained herein invalid or unenforceable, and all such other provisions shall be given full force and effect to the same extent as though the invalid or unenforceable provision were not contained herein.

      10. This Agreement shall be governed by and construed in accordance with the internal laws of the state of Delaware, without regard to the principles of conflicts of law thereof.

      11. The holder of this option, by acceptance hereof, acknowledges and agrees that this option is not transferable by the Optionee except by will or the laws of descent or distribution. Except as otherwise provided herein, this Agreement shall be binding on and inure to the benefit of the Company and the person to whom an option is granted hereunder, and such person's heirs, executors, administrators, legatees, personal representatives, assignees, and transferees.

      IN WITNESS WHEREOF, the Company has caused this option to be executed by the signature of its duly authorized officer, effective this 18th day of August, 1999.

                                   MEGACHAIN.COM, LTD.



                                  By____________________________________
                                    Duly Authorized Officer

     The undersigned Optionee hereby acknowledges receipt of a copy of the foregoing option and acknowledges and agrees to the terms and conditions set forth in the option.



             _______________________________________

                        Exercise Notice
          (to be signed only upon exercise of Option)

TO:  MEGACHAIN.COM, LTD.

       The Optionee, holder of the attached option, hereby irrevocable elects to exercise the purchase rights represented by the option for, and to purchase thereunder, _________________________________ shares of common stock of MEGACHAIN.COM, LTD., and herewith makes payment therefor, and requests that the certificate(s) for such shares be delivered to the Optionee at:


       ___________________________________________________________

       ___________________________________________________________

       ___________________________________________________________


      If purchase is to be effected by conversion of the option to Common Stock, the Optionee hereby converts option rights with respect to __________________________________ Option Shares represented by the option.

      If acquired without registration under the Securities Act of 1933, as amended ("Securities Act"), the Optionee represents that the Common Stock is being acquired without a view to, or for, resale in connection with any distribution thereof without registration or other compliance under the Securities Act and applicable state statutes, and that the Optionee has no direct or indirect participation in any such undertaking or in the underwriting of such an undertaking. The Optionee understands that the Common Stock has not been registered, but is being acquired by reason of a specific exemption under the
Securities  Act  as   well  as   under  certain   state  statutes  for
transactions by an issuer not involving any public offering and that any disposition of the Common Stock may, under certain circumstances, be inconsistent with these exemptions. The Optionee acknowledges that the Common Stock must be held and may not be sold, transferred, or otherwise disposed of for value unless subsequently registered under the Securities Act or an exemption from such registration is available. The Company is under no obligation to register the Common Stock under the Securities Act, except as provided in the Agreement for the option. The certificates representing the Common Stock will bear a legend restricting transfer, except in compliance with applicable federal and state securities statutes.

      The Optionee agrees and acknowledges that this purported exercise of the option is conditioned on, and subject to, any compliance with requirements of applicable federal and state securities laws deemed necessary by the Company.

      DATED  this ________ day of _________________, __________.




                            _______________________________________
                                   Signature

EXHIBIT 5

                                     SUBSIDERARIES



573796 BC., LTD.  is a wholly owned subsidary registered in British
Columbia.











                                       PAGE   E-21


                                    Signatures

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     MEGACHAIN.COM, LTD.

Date:     August     ____,     1999               By: ____________________
                                                      Tom Lavin, President


In accordance with the Exchange Act, this registration statement has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: August ___, 1999          _____________________________________
                                 Tom Lavin, Chief Executive Officer
                                  and Director


Dated: August ___, 1999          ______________________________________
                                 Mark A. Weston, CA, Chief Financial Officer
                                  And Director


Dated: August ___, 1999          ______________________________________
                                 Bill Lavin, Director


Dated: August ___, 1999          ______________________________________
                                 Donald Steele, Director





                                     PAGE  14