Form 10QSB
period 1999-12-31
MEGACHAIN COM LTD
filed 2000-03-16
CIK 934796

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                   Form 10-QSB
                                 ---------------

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from         to
                                               -------    ------

                        Commission File Number 000-30264
                        --------------------------------

                               MEGACHAIN.COM, LTD.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                         11-3177042
-------------------------------                           ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

                               34 West 8th Avenue
                          Vancouver, BC, CANADA V5Y 1M7
           (Address of principal executive offices including zip code)
                       -----------------------------------

               Registrant's telephone number, including area code:
                                 (604) 873-3847
                          ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 2000.

         Class                                  Outstanding at January 31, 2000
         -----                                  -------------------------------
Common Stock, $0.001 Par Value                             16,154,000

                      MEGACHAIN.COM, LTD. AND SUBSIDIARIES
                (FORMERLY FORMQUEST INTERNATIONAL, LTD; FORMERLY
                         NORTHERN LIGHTS SOFTWARE, LTD.)
                                      INDEX

Number                                                                                           Page
------                                                                                           ----
Part I.  Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets --                                       3
                  December 31, 1999 (unaudited) and June 30, 1999

                  Condensed Consolidated Statements of Operations (unaudited) --                 4
                  Three and Six Months Ended December 31, 1999 and 1998

                  Condensed Consolidated Statements of Shareholders' Equity --                   5
                  December 31, 1999 (unaudited) and June 30, 1999

                  Condensed Consolidated Statements of Cash Flows (unaudited) --                 6
                  Six Months Ended December 31, 1999 and 1998

                  Notes to Condensed Consolidated Financial Statements (unaudited)               7

         Item 2.  Management's Discussion and Analysis of Financial                              8
                  Condition and Results of Operations

Part II.  Other Information                                                                      8

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      MEGACHAIN.COM, LTD. AND SUBSIDIAIRES
                    (FORMERLY FORMQUEST INTERNATIONAL, LTD.;
                    FORMERLY NORTHERN LIGHTS SOFTWARE, LTD.)
                           CONSOLIDATED BALANCE SHEETS

                                                       December 31,1999         June 30,1999
                                                            (Unaudited)            (Audited)
                                                            -----------          -----------
              ASSETS

CURRENT ASSETS
     Cash                                                   $   388,990          $   713,874
     Miscellaneous receivables                                   17,429                7,970
     Prepaid expenses                                                 -               18,100
                                                            -----------          -----------
                                                                406,419              739,944

PROPERTY AND EQUIPMENT - Net                                     13,907               11,512

INTANGIBLE ASSETS, NET                                          247,500              277,500
                                                            -----------          -----------

TOTAL ASSETS                                                $   667,826          $ 1,028,956
                                                            ===========          ===========

     LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
     Account payable and accrued expenses                   $    11,544          $    18,123
                                                            -----------          -----------

TOTAL CURRENT LIABILITIES                                        11,544               18,123
                                                            -----------          -----------

     STOCKHOLDERS' EQUITY

PREFERRED STOCK; $.0001 par value; 5,000,000 shares
authorized; and no shares issued and outstanding                      -                    -

COMMON STOCK; $.0001 par value; 30,000,000 shares
authorized;
                     ISSUED     OUTSTANDING
  June 30, 1997   11,654,000     8,154,000
  June 30, 1998   11,654,000     8,154,000
  June 30, 1999   19,654,000    16,154,000                        1,615                1,615

ADDITIONAL PAID-IN CAPITAL                                    2,761,186            2,663,186

ACCUMULATED DEFICIT                                          (2,097,580)          (1,653,968)

ACCUMULATED OTHER COMPREHENSIVE INCOME                           (8,939)                   -

LESS: TREASURY STOCK - 3,500,000 shares at cost                       -                    -
                                                            -----------          -----------

TOTAL STOCKHOLDERS' EQUITY                                      656,282            1,010,833
                                                            -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   667,826          $ 1,028,956
                                                            ===========          ===========


                           See the accompanying notes.

                      MEGACHAIN.COM, LTD. AND SUBSIDIARIES
                     (FORMERLY FORMQUEST INTERNATIONAL, LTD;
                    FORMERLY NORTHERN LIGHTS SOFTWARE, LTD.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Six Months Ended                         Three Months Ended
                                                                  December 31,                               December 31,
                                                    --------------------------              -----------------------------
                                                       1999               1998                 1999                  1998
                                               ------------          ---------         ------------          ------------
                                                (Unaudited)        (Unaudited)          (Unaudited)           (Unaudited)
EXPENSES
   Software development                        $     57,375          $       -         $     20,742          $          -
   Selling and marketing                             70,705                  -               35,965                     -
   General and administrative expenses              325,300                  -              103,075                     -
                                               ------------          ---------         ------------          ------------

LOSS FROM OPERATIONS                                453,380                  -              159,782                     -

INTEREST INCOME                                       9,768                  -                3,438                     -
                                               ------------          ---------         ------------          ------------

NET LOSS                                       $    443,612          $       -         $    156,344          $          -
                                               ============          =========         ============          ============

BASIC AND DILUTED LOSS PER
SHARE OF COMMON STOCK                          $      (0.03)         $       -                (0.01)         $          -
                                               ============          =========         ============          ============


WEIGHTED AVERAGE SHARES
OUTSTANDING OF COMMON
STOCK                                            16,154,000          8,154,000           16,154,000             8,154,000
                                               ============          =========         ============          ============


                             See accompanying notes.

                      MEGACHAIN.COM, LTD. AND SUBSIDIARIES
                     (FORMERLY FORMQUEST INTERNATIONAL, LTD;
                    FORMERLY NORTHERN LIGHTS SOFTWARE, LTD.)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                      Accumulated
                                              Common Stock            Additional                         Other
                                      --------------------------       Paid-In       Accumulated     Comprehensive    Treasury
                                        Shares          Amount         Capital         Deficit          Income          Stock
                                      ----------      ----------     -----------     -----------      -----------     ---------
BALANCE AT JUNE 30, 1999              16,154,000     $     1,615     $ 2,663,186     $(1,653,968)     $         -      $      -


Common stock options issued for
     consulting expense                        -               -          98,000               -                -             -

Net loss for the six months
     ended December 31, 1999                   -               -               -        (443,612)               -             -

Foreign currency translation
adjustments                                    -               -               -               -           (8,939)            -

COMPREHENSIVE LOSS                             -               -               -               -                -             -


BALANCE AT DECEMBER 31, 1999
1999 (UNAUDITED)                      16,154,000     $     1,965     $ 2,761,186     $(2,097,580)     $    (8,939)     $      -
                                      ==========     ===========     ===========     ===========      ===========      ========

                                      Comprehensive
                                          Loss
                                      ------------
BALANCE AT JUNE 30, 1999               $         -


Common stock options issued for
     consulting expense                          -

Net loss for the six months
     ended December 31, 1999              (443,612)

Foreign currency translation
adjustments                                 (8,939)

COMPREHENSIVE LOSS                     $  (452,551)
                                       ===========

BALANCE AT DECEMBER 31, 1999
1999 (UNAUDITED)


                             See accompanying notes.

                      MEGACHAIN.COM, LTD. AND SUBSIDIARIES
                     (FORMERLY FORMQUEST INTERNATIONAL, LTD;
                    FORMERLY NORTHERN LIGHTS SOFTWARE, LTD.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Six Months Ended
                                                                            December 31
                                                                            -----------
                                                                      1999              1998
                                                                    ---------      ------------
                                                                   (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                        $(456,137)      $         -
    Adjustments to reconcile net loss to net cash
       used in operating activities
        Issuance of common stock options for consulting expense        98,000                 -
        Depreciation and amortization                                  31,442                 -
    Changes in assets and liabilities
        (Increase) decrease in
              Miscellaneous receivables                                (9,259)                -
              Prepaid expenses                                         18,244                 -
        Increase in
              Accounts payable and accrued expenses                    (6,721)                -
                                                                    ---------

        Net cash used in operating activities                        (324,431)                -

CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures                                           (3,625)                -

EFFECTS OF EXCHANGE RATES ON CASH                                      (3,172)                -
                                                                    ---------

NET DECREASE IN CASH                                                 (324,884)                -

CASH - BEGINNING OF PERIOD                                            713,874                 -
                                                                    ---------

CASH - END OF PERIOD                                                $ 388,990       $
                                                                    =========       ===========


                             See accompanying notes.

                      MEGACHAIN.COM, LTD. AND SUBSIDIARIES
                     (FORMERLY FORMQUEST INTERNATIONAL, LTD;
                    FORMERLY NORTHERN LIGHTS SOFTWARE, LTD.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1 - INTERIM PERIODS

The unaudited information has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects normal recurring adjustments necessary for a fair presentation of the information for the period presented.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. These financial statements should be read in conjunction with the financial statements and notes for the year ended June 30, 1999, included in the Form 10-SB.

The results of operations for the six and three month periods ended December 31, 1999 and 1998 are not necessarily indicative of operating results for the full year.

NOTE 2 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Megachain.Com (the "Company") and its Subsidiaries. All material intercompany balances and intercompany transactions have been eliminated.

NOTE 3 - COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", beginning July 1, 1998. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The component of comprehensive income consists of foreign currency translation adjustments of $3,586 and $-0- for the six months ended December 31, 1999 and 1998.

NOTE 4 - STOCK OPTIONS

In August 1999, the Board of Directors approved the establishment of a stock option plan and 825,000 options were granted, expiring in five years, to purchase 825,000 shares of common stock at an exercise price of $.75., which represents the fair value of the common stock at date of grant. 350,000 options were granted to non-employees and 475,000 options were granted to officers and non-employee members of the Board of Directors. As permitted under SFAS No. 123, the Company accounts for stock options granted to officers, employees and non-employee members of the Board of Directors as prescribed under Accounting Principles Board Opinion No. 25 which recognizes compensation cost based upon the intrinsic value of the equity award. Accordingly, no compensation expense will be recognized for such equity awards.

However, in accordance with SFAS No. 123, compensation cost associated with the 350,000 stock options granted to non-employees was accounted for based on the fair value at the date of grant estimated using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 60%, and a risk-free interest rate of 5.5%. The Black-Scholes model valued these options at a total of $98,000, which was changed to operations for the three months ended September 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATION

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         To the best knowledge of the Officers and Directors of the Company, neither the Company nor any of its Officers or Directors is a party to any material legal proceeding or litigation and such persons know of no other material legal proceeding or litigation contemplated or threatened. There are no judgments against the Company or its Officers or Directors.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MEGACHAIN.COM, LTD.

                                            /s/ Tom Lavin
                                            ----------------------------
Date:  March 16, 2000                      Tom Lavin, President