Form 10QSB
period 2000-03-31
MEGACHAIN COM LTD
filed 2000-05-12
CIK 934796

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                   Form 10-QSB
                                 ---------------

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 2000.

         Class                                  Outstanding at May 10, 2000
         -----                                  -------------------------------
Common Stock, $0.001 Par Value                             16,154,000

                      MEGACHAIN.COM, LTD. AND SUBSIDIARIES
                (FORMERLY FORMQUEST INTERNATIONAL, LTD; FORMERLY
                         NORTHERN LIGHTS SOFTWARE, LTD.)
                                      INDEX

Number                                                                                           Page
------                                                                                           ----
Part I.  Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets --                                       3
                  March 31, 2000 (unaudited) and June 30, 1999

                  Condensed Consolidated Statements of Operations (unaudited) --                 4
                  Three and Six Months Ended March 31, 2000 and 1999

                  Condensed Consolidated Statements of Shareholders' Equity --                   5
                  March 31, 2000 (unaudited) and June 30, 1999

                  Condensed Consolidated Statements of Cash Flows (unaudited) --                 6
                  Nine Months Ended March 31, 2000 and 1999

                  Notes to Condensed Consolidated Financial Statements (unaudited)               7

         Item 2.  Management's Discussion and Analysis of Financial                              9
                  Condition and Results of Operations

Part II.  Other Information                                                                      9

                      MEGACHAIN.COM. LTD. AND SUBSIDIARIES
                     (FORMERLY FORMQUEST INTERNATIONAL, LTD;
                    FORMERLY NORTHERN LIGHTS SOFTWARE, LTD.)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                                   March 31, 2000       June 30,1999
                                                                                   --------------      -------------
              ASSETS
CURRENT ASSETS
     Cash                                                                          $      255,497      $    713,874
     Miscellaneous receivables                                                              8,042             7,970
     Prepaid expenses                                                                       1,031            18,100
                                                                                   --------------      -------------
                                                                                          264,570           739,944

PROPERTY AND EQUIPMENT - Net                                                               44,789            11,512

INTANGIBLE ASSETS - Net                                                                   232,500           277,500
                                                                                   --------------      -------------

TOTAL ASSETS                                                                       $      541,859      $  1,028,956
                                                                                   ==============      =============
     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Account payable and accrued expenses                                          $        8,136      $     18,123
                                                                                   --------------      -------------

TOTAL CURRENT LIABILITIES                                                                   8,136            18,123
                                                                                   --------------      -------------
     STOCKHOLDERS' EQUITY
PREFERRED STOCK; $.0001 par value; 5,000,000 shares
authorized; and no shares issued and outstanding                                                -                 -
COMMON STOCK; $.0001 par value; 30,000,000 shares authorized;
19,654,000 shares issued; 16,154,000 shares outstanding                                     1,615             1,615

ADDITIONAL PAID-IN CAPITAL                                                              2,761,186         2,663,186

ACCUMULATED DEFICIT                                                                   (2,234,121)       (1,653,968)

ACCUMULATED OTHER COMPREHENSIVE INCOME                                                      5,043                 -

LESS: TREASURY STOCK - 3,500,000 shares at cost                                                 -                 -
                                                                                   --------------      -------------

TOTAL STOCKHOLDERS' EQUITY                                                                533,723         1,010,833
                                                                                   --------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $      541,859      $  1,028,956
                                                                                   ==============      =============


                          See the accompanying notes.

                      MEGACHAIN.COM. LTD. AND SUBSIDIARIES
                    (FORMERLY FORMQUEST INTERNATIONAL, LTD;
                    FORMERLY NORTHERN LIGHTS SOFTWARE, LTD.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                               Nine Months Ended                 Three Months Ended
                                                                       March 31,                          March 31,
                                                --------------------------------    -------------------------------
                                                          2000              1999             2000              1999
                                                --------------      ------------    -------------      ------------
EXPENSES
   Software development                         $       57,333      $     20,000    $         (42)     $     20,000
   Selling and marketing                                95,826                 -           25,121                 -
   General and administrative expenses                 441,293            42,801          103,468            42,801
                                                --------------      ------------    -------------      ------------
LOSS FROM OPERATIONS                                   594,452            62,801          128,547            62,801
INTEREST INCOME                                         14,299                 -            4,531                 -
                                                --------------      ------------    -------------      ------------
NET LOSS                                        $      580,153      $     62,801    $     124,016      $     62,801
                                                ==============      ============    =============      ============
BASIC AND DILUTED LOSS PER SHARE OF
COMMON  STOCK                                   $        (0.04)     $      (0.01)   $       (0.01)     $      (0.01)
                                                ==============      ============    =============      ============
WEIGHTED AVERAGE SHARES OUTSTANDING OF
COMMON STOCK                                        16,154,000         8,154,000       16,154,000         8,154,000
                                                ==============      ============    =============      ============


                            See accompanying notes.

                      MEGACHAIN.COM. LTD. AND SUBSIDIARIES
                    (FORMERLY FORMQUEST INTERNATIONAL, LTD;
                    FORMERLY NORTHERN LIGHTS SOFTWARE, LTD.)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (UNAUDITED)


                                                                                        Accumulated
                                     Common  Stock        Additional                          Other
                                 ---------------------       Paid-In    Accumulated   Comprehensive     Treasury    Comprehensive
                                     Shares     Amount       Capital        Deficit          Income        Stock             Loss
                                 ----------     ------    ----------   ------------   -------------   ----------    -------------
BALANCE AT JUNE 30, 1999         16,154,000     $1,615    $2,663,186   $ (1,653,968)  $           -   $        -    $           -
Common stock options issued
    for consulting expense                -          -        98,000              -               -            -                -
Net loss for the nine months
    ended March 31, 2000                  -          -             -       (580,153)               -           -         (580,153)
Foreign currency translation
    adjustments                           -          -             -              -           5,043            -            5,043
COMPREHENSIVE LOSS                        -          -             -              -               -            -    $    (575,110)
                                 ----------     ------    ----------   ------------   -------------   ----------    -------------
BALANCE AT MARCH 31, 2000        16,154,000     $1,615    $2,761,186   $(2,234,121)   $       5,043   $        -
                                 ==========     ======    ==========   ============   =============   ==========


                            See accompanying notes.

                      MEGACHAIN.COM. LTD. AND SUBSIDIARIES
                    (FORMERLY FORMQUEST INTERNATIONAL, LTD;
                    FORMERLY NORTHERN LIGHTS SOFTWARE, LTD.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                  Nine Months Ended
                                                                                                          March 31,
                                                                                             2000              1999
                                                                                       ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                           $ (580,153)       $  (62,801)
    Adjustments to reconcile net loss to net cash
       used in operating activities
        Issuance of common stock options for consulting expense                            98,000                 -
        Depreciation and amortization                                                      47,967             7,500
    Changes in assets and liabilities
        (Increase) decrease in
              Miscellaneous receivables                                                        44            (1,575)
              Prepaid expenses                                                             17,207                 -
        Decrease in
              Accounts payable and accrued expenses                                       (10,106)                -
                                                                                       ----------        ----------
        Net cash used in operating activities                                            (427,041)          (56,876)
CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures                                                              (35,842)                -
EFFECTS OF EXCHANGE RATES ON CASH                                                           4,506                 -
                                                                                       ----------        ----------
NET DECREASE IN CASH                                                                     (458,377)          (56,876)
CASH - BEGINNING OF PERIOD                                                                713,874                 -
                                                                                       ----------        ----------
CASH - END OF PERIOD                                                                    $ 255,497        $  (56,876)
                                                                                        =========        ==========


                            See accompanying notes.

                      MEGACHAIN.COM. LTD. AND SUBSIDIARIES
                    (FORMERLY FORMQUEST INTERNATIONAL, LTD;
                    FORMERLY NORTHERN LIGHTS SOFTWARE, LTD.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 1999
                                  (UNAUDITED)


NOTE 1 - INTERIM FINANCIAL INFORMATION

The financial statements of Megachain.com, Ltd. and Subsidiaries (the "Company") as of March 31, 2000, and for the nine months and three months ended March 31, 2000, and 1999 and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the nine months and three months ended March 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at June 30, 1999 was derived from audited financial statements.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. These financial statements should be read in conjunction with the financial statements and notes for the year ended June 30, 1999, included in the Form 10-SB.


NOTE 2 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its Subsidiaries. All material intercompany balances and intercompany transactions have been eliminated.


NOTE 3 - MANAGEMENT PLANS

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The company has developed software for the enhancement of sales on the internet and has not received any revenues from operations. These factors raise substantial doubt about the ability of the company to continue as a going concern.

The Company is devoting substantially all of its present efforts to establishing its business, and although certain planned operations have commenced there have been no significant revenues derived there from. The Company can provide any company having an internet presence, a powerful, cost effective means of advertising and selling their products through an innovative Internet Multi Level marketing system which combines multi-level marketing techniques and the use of personalized, permission based email. The Company will receive a referral fee for each individual who registers on the advertisers' web page.

Aggressive sales and marketing efforts continue. Key elements of the strategy are to: (1) Alert the media of the MegaChain system rollout via direct contact and press releases, (2) Promote MegaChain on search engines and banner advertising, (3) Identify and capture those companies most likely to benefit from a MLM sales force and a direct email campaign.

At present the Company is expending approximately $50,000 per month in the further development of its operations. The Company currently contracts 4 individuals on a full time basis. The Company's cash reserve is sufficient to cover the operating expenses of the Company until September 1, 2000.

The balance sheet does not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

                      MEGACHAIN.COM. LTD. AND SUBSIDIARIES
                     (FORMERLY FORMQUEST INTERNATIONAL, LTD;
                    FORMERLY NORTHERN LIGHTS SOFTWARE, LTD.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


NOTE 4 - COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", beginning July 1, 1998. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The component of comprehensive income consists of foreign currency translation adjustments of $5,043 and $-0- for the nine months ended March 31, 2000 and 1999.

NOTE 5 - STOCK OPTIONS

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

However, in accordance with SFAS No. 123, compensation cost associated with the 350,000 stock options granted to non-employees was accounted for based on the fair value at the date of grant estimated using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 60%, and a risk-free interest rate of 5.5%. The Black-Scholes model valued these options at a total of $98,000, which was charged to operations for the nine months ended March 31, 2000.

Item 2.   MANAGEMENT DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)  Plan of Operation

Approximately $287,000 has been spent to date on designing the web site, purchasing hardware platforms and software licenses, and developing the functionality of the software suite. The Company is devoting substantially all of its present efforts to establishing its business, and, although certain planned operations have commenced, there have been no significant revenues derived there from. Efforts towards the next phase, Sales and Marketing, continue. Key elements of the sales and marketing plan are to: (i) alert the media of the product rollout via direct contact and press releases, (ii) promote MegaChain on search engines and banner advertising, and (iii) identify and capture those companies most likely to benefit from Multi Level Marketing sales force and a direct E-mail campaign. On March 31, 2000 the Company had $255,497 cash and $8136 of liabilities. At present the Company is expending approximately $50,000 per month in the further development of its operations. The Company currently contracts four individuals on a full time basis. The Company's cash reserve is sufficient to finance the operating expenses until September 1, 2000.

The Company continues to seek second tier financing of approximately $2,000,000 to launch a national marketing campaign and to expand its operations.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     To the best knowledge of the Officers and Directors of the Company, neither the Company nor any of its Officers or Directors is a party to any material legal proceeding or litigation and such persons know of no material legal proceeding or litigation contemplated or threatened. There are no judgements against the Company or its Officers and Directors.

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

                                            MEGACHAIN.COM, LTD.

                                            /s/ Tom Lavin
                                            ----------------------------
Date:  May 11, 2000                         Tom Lavin, President