Form 10KSB
period 2000-06-30
MEGACHAIN COM LTD
filed 2000-09-29
CIK 934796

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
Of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2000

MegaChain.com, Ltd.

(Name of Issuer)

Delaware	11-3177042

(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

34 West 8th Avenue Vancouver, BC, CANADA	V5Y 1M7

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (604) 873-3847

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of Class)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    Issuer's revenues for the fiscal year ended June 30, 2000 were $0.

    As of September 15, 2000, the aggregate market value of the voting stock held by non-affiliates of the Issuer based upon the average bid and asked prices of such stock on that date was $1,040,400.

    At September 15, 2000, there were 20,404,000 shares of Common Stock of the Issuer outstanding.

    Transitional Small Business Disclosure Format   Yes [  ] No [X]

PART II FINANCIAL INFORMATION

Financial Statements and Exhibits INDEPENDENT AUDITORS' REPORT	F-1

CONSOLIDATED BALANCE SHEETS	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS	F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS'

EQUITY (DEFICIT)	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-5-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7-13

PART III EXHIBITS

Exhibit	SEC Ref.	Title of Document
No.	No.

*1	(3)(i),(4)	Certificate of Incorporation, as amended

*2	(3)(ii)	By-Laws

*3	(10)	Form of Options granted to Executive Officers

*4	(10)	Form of Options granted to Consultants

*5	(21)	Subsidiaries

*6	(10)	Management Agreement

*7	(10)	Option Agreement

*8	(10)	Option Agreement for EEC

9	(10)	Licence Agreement for UK

10	(10)	New Option Agreement for EEC

11	(10)	Engagement of Services

12	(10)	Engagement of Services

13	(27)	Financial Data Schedule

* Previously filed with the Company's Registration Statement on Form 10-SB/A filed March 16, 2000.

SIGNATURES

PART I

ITEM 1.     Description of Business

(a)     Business Development.

MegaChain.com Ltd., (“MegaChain” or the “Company”) was originally incorporated as EC Capital Ltd. (“EC”), in the State of Delaware on September 10, 1993. In October 1995, the Company completed a public offering of 1,100,000 shares of common stock and received net proceeds of approximately $472,000.

In September 1996, the Company acquired Northern Lights Software, Ltd., a New York Corporation that provided training and consulting services to SQL Server Datatbases (“Northern NY”), by issuing 8,000,000 shares of its common stock in exchange for 7,000,000 issued and outstanding shares of Northern NY.

The Company then split its outstanding shares on a two-for-one basis and changed its name to Northern Lights Software Ltd. In the first half of 1997 NORTHERN NY ceased operations due to under capitalization and significant losses from cost overruns. Northern NY remains inactive to date.

In September 1997 the Company changed its name to Formquest International Ltd. Formquest acted as a holding company and never had any operations. In February 1999, Formquest disposed Of the assets of its subsidiary, Northern Lights Software Ltd. to an entity controlled by a principal stockholder, Mr. John Formicola, for the assumption of liabilities in the amount of $463,593 as disclosed in the Financial Statements.

In February, 1999 the Company acquired all of the issued and outstanding shares of 573795 BC Ltd. (“573795”), a company incorporated in October of 1998 and organized under the laws of the Province of British Columbia, Canada by issuing 6,000,000 common shares to 573795’s shareholders. Messrs Bill and Tom Lavin were the sole shareholders of 573795. Subsequent to the acquisition Messrs Lavin owned approximately 46 percent of the issued and outstanding stock of Formquest.

In April, 1999, the Company completed the sale of 2,000,000 shares of common stock at a price of $0.50 per share resulting in $958,000. The Company also changed its name to MegaChain.com Ltd.

In August, 1999, the shareholders authorized an additional 10,000,000, $0.0001 par value common shares as well as the creation of 5,000,000, $0.0001 par value preferred shares without attributes.

MegaChain is devoting substantially all of its present efforts in securing and establishing its business, and although its planned operations have commenced there have been no significant revenues derived therefrom.

MegaChain is in the business of electronic direct marketing [EDM]. To this end it has designed and created a software system that uses the Internet, email and a multi-tiered commission program for the purpose of advertising websites and their goods and services.

Megachain intends to act as an Application Service Provider [ASP] that provides this software to businesses interested in creating their own email marketing campaigns. The software system tracks responses to email advertisements, identifying the individual that responded and the corresponding individual or individuals who referred them. It also tracks the subsequent omissions generated by those responses and to whom those commissions are due.

The software is based on a relationship between the vendor, who agrees to pay for referrals and sales due to email advertising sent by the system and individuals that sign up as agents to proliferate these emails. Agents agree to forward vendor email to friends, relatives and business associates and are promised commissions for those individuals they contact who respond to the email incentives.

The software is capable of supporting and tracking up to 100 levels of agents, but for most purposes referral commissions will be paid to a maximum of ten levels. The amount of commissions payable to the agent will be clearly posted for each incentive that is forwarded.

Megachain intends to create revenue streams both by charging set-up and maintenance fees and sharing in the commissions generated by the referrals.

Agents may increase their chance for earning commissions by recruiting other agents to participate in the referral program as well. The software tracks who is being recruited and by whom and appropriately credits each agent when an individual responds to an email advertisement.

An individual becomes an agent upon completion of the agent registration form. The necessity of a unique name and email address insures that each agent can only register once. Upon registration agents receive a user ID and password which allows them to enter a part of the web site that displays details including commissions paid to date, commissions due, number o responses per email incentive from their list of contacts and other pertinent information.

When a vendor creates an email advertisement, the database records the product or offer description, the amount of commission an agent will be paid for each sale, email address or web site visit, the number of levels of subagents that commissions will be paid to and the amount of commissions that each level of sub-agent will receive.

An email that contains details of the product or service being advertised, the commissions available and a sample of the actual advertisement is then sent from the vendor to every agent. Each agent decides whether to forward the advertisement to all of his personal email contacts, to only some of them or not to forward the particular advertisement at all.

Management anticipates that the MegaChain system will allow agents with personal email lists of their own [such as are contained in contact management software packages like “Outlook’ and “Maximizer’], to easily add existing lists to their MegaChain email list.

The email direct marketing field is rapidly becoming more competitive. There are a growing number of businesses that seek to create “permission-based’, opt-in’ or “specific interest’ targeted- email advertising services. To date, the Company is aware of only one other competitor that is addressing the need for a software system that tracks multi-tiered, commission based referrals. The Company believes the MegaChain software, by virtue of the fact that it can create revenue streams for any existing company with a database [as well as individuals], is positioned well to compete with other email direct marketing programs.

The agent sales force is recruited in a variety of ways. An individual surfing the web and coming to a site that offer the MegaChain program can sign up directly. Upon reading the instructions and signing up, he may enter his list composed of email addresses of his personal contacts. These contacts can in turn be solicited by email to become agents and enter their personal email lists. This type of proliferation of a sales force has become known as viral marketing and is in common usage among many of the more recent advertising companies on the Internet.

The information required to complete an agent registration form includes first name, last name, email address, address, city, state or province, country, postal zip code and phone number. A birth date is also required as an individual must be 18 years or older to participate as an agent. After this information in entered the agent must choose a login name and password.

The vendor compensates MegaChain, after the vendor email campaign runs its course. A vendor email incentive campaign runs for a specific amount of time [limited time offer]. The vendor agrees in advance what amount of commission it is prepared to pay upon result [either sale, email capture or identified web visitor]. When the campaign time is expired, a detailed invoice is created that contains the exact number of responses and the name and email address of each respondent. It is at this juncture that the vendor pays MegaChain.

Agents are compensated within thirty days after the close of the offer. The MegaChain software accounts exactly for all the agent and sub-agent payments. All agents within the system are paid directly from the vendor.

MegaChain can provide any company with an Internet presence, a powerful, cost effective means of advertising and selling its product or service through the use of an innovative software suite combining multi-level marketing techniques and the use of personalized emailmessages offering valuable product incentives.

Email received from a friend, relative or business acquaintance has a greater likelihood of being read than does unsolicited Email. MegaChain’s clients have the unique advantage of having their advertisements sent by agents to a group of individuals with whom the agent has a personal relationship and whom the agent believes may have an interest in the content of the advertisement. The advertiser only pays for certified referrals [an individual registering on the advertiser’s web page as a result of the MegaChain system].

Individuals who register as agents with MegaChain can earn commissions by forwarding promotional emails to their friends and acquaintances. Each recipient of the email may also register as an agent with MegaChain and earn commissions through the same process. Furthermore, companies with pre-existing databases, such as list brokers and Internet Service Providers, can themselves become agents, and secure an additional revenue stream.

Detailed Breakdown of the MegaChain Software Suite

The first step in creating an effective Multi-Level Marketing program is to recruit a sales force. MegaChain refers to the sales force as “agents”.

In addition to introducing their personal contacts to new products, the primary objective of agents is to recruit their own eChain network. To assist agents in achieving this objective, MegaChain suggests that vendors provide agents a recruiting email, which explains the benefits of the vendor’s Program. agents download this email from the vendor web site and then forward it to their contacts.

The email is uniquely coded so that when contacts respond to become agents they will be added to the recruiting agent’s eChain. An “eChain” is an agent’s Multi-Level Marketing email chain, which includes the contacts in their personal database and any agents that they have recruited. The recruiting agent will share in the revenues from all qualified referrals or products purchased through the new agent’s eChain. Moreover, when agents create their own eChain, the initial recruiting agent continues to share in these revenues as explained in the commission structure section.

Consumers can be directly recruited to become vendor agents via a product response email. The email explaining the agent program is automatically sent to consumers when they respond to a vendor advertisement. If the consumer becomes an agent, they are automatically added to the contacting agent’s eChain. If the consumer is not interested in becoming an agent, they are tagged and will not receive future solicitations.

Individuals may also sign up directly to become agents on the vendor web site. agents recruited in this manner become part of the vendor’s eChain.

Agent Registration

The individual becomes an agent upon completion of the agent registration form. A software mechanism will ensure an individual can only registered once. Upon registration, agents receive a User ID and password, which allows them to access MegaChain’s reporting module.

Management anticipates that the MegaChain system will integrate with most major contact management software packages. This will aid agents in creating and managing their eChain.

MegaHit

MegaHit’s function is to send qualified referrals to a vendor’s clients. When A vendor contracts with a client, the client’s product information is added to the vendor database. This database captures the product description, the commission structure (e.g. number of levels and percentage on which commissions are paid) and the product campaign email, which has been created to sell the product.

A campaign opportunity package, which includes details about the product, the commission structure and the product campaign email attachment, will then be emailed to the vendor’s agents. Agents will also be able to search the vendor’s inventory of campaigns by category. This will give the agent the ability to target a specific portion of his eChain.

If agents are interested in participating in the product campaign, they will only need to download and forward the email attachment to their eChain. Each product campaign that agents email is uniquely coded ensuring they will be credited with all resulting commissions earned from their eChain.

When an individual from an agent’s eChain clicks on the product campaign email and visits the advertiser’s web site they are registered as a qualified referral. The commission from this qualified referral is credited to the appropriate agent’s account.

Agents will have access to their account information using a reporting module accessed by a user ID and password. This module will allow them to view their entire eChain, the various campaigns promoted and all commissions earned to date.

Commissions

MegaChain retains a percentage of the gross commission paid by the vendor, and then distributes the remainder as agent commissions. In a four level example, agent 1 receives 25% of the fee the vendor is prepared to pay for each of his eChain members who respond to the vendor’s promotional email. If one of agent 1’s eChain members becomes an agent, “agent 2”, and forwards the promotional email to a friend who, in turn, visits the advertiser’s web site, agent 2 would receive 25% of the Fee while agent 1 receives 12%. To illustrate the complete cycle, agent 2 then signs up agent 3 who signs up agent 4. Assuming one of agent 4’s eChain members responds to a promotional email, 25% of the Fee goes to agent 4, 12% to agent 3, 6% to agent 2 and 3% to agent 1. Agents 1, 2 and 3 have earned commissions from agent 4’s efforts. In the event that none of agent 1’s eChain members opt to become agents the vendor only pays 25% of the fee he would pay normally. The MegaChain system will record all certified referrals, calculate all commissions and provide each agent with a record of commissions earned.

Timely and accurate payment of commissions is vital. The payment module will facilitate payment of commissions by either: (i) sending a check, (ii) crediting the agent’s bank account, or (iii) paying in E-cash. To make option (iii) viable, the Company is currently considering strategic relationships with several E-cash companies.

Intellectual Property and Proprietary Rights

The Company regards portions of the MegaChain software suite and other designs including its web site design as proprietary and will attempt to protect them with a combination of trade secret laws, employee and third-party nondisclosure agreements, built-in software protections, and similar means.

Although the Company believes that its current technology and designs have been independently developed, there can be no assurance that the technology does not or will not infringe on the rights of others. The Company has no patents, trademarks or copyrights pertaining to its products, and it may be possible for unauthorized third parties to copy certain portions of the Company’s products or to “reverse engineer” or otherwise obtain and use, to the Company’s detriment, information that the Company regards as proprietary.

Moreover, the laws of some countries do not offer the same protection to the Company’s proprietary rights, as do those of the United States and Canada. There can be no assurance that legal protections relied upon by the Company to protect its proprietary position will be adequate or that the Company’s competitors will not independently develop technologies that are substantially equivalent or superior to those utilized by the Company. It is the intention of the company to apply for patent protection of its Internet multi-level marketing “business method”. Management believes that the MegaChain.com Internet multi-level marketing business method is novel as well as non-obvious, and meets the other requirements of clarity and support required for being patentable.

Government Regulation

Based upon its experience and knowledge of the industry, management believes that its products will comply with applicable regulations in the markets, which the company has targeted for sales, however, there can be no assurances that future regulations or laws will not be adopted. Management further believes that there are no federal or state regulations that may adversely affect the company’s “relationship marketing system”.

Management is of the opinion that the company’s systems does not fall under any statutory definition of a “chain letter” and does not contravene any federal or state statutes or regulations. The company cannot predict the extent or impact of future legislation or regulation by federal, state or local authorities in the United States or foreign countries. Sales of the company’s products in foreign jurisdictions may require the approval of domestic and foreign regulatory agencies, which may impede or preclude the company’s efforts to penetrate such markets.

ITEM 2.     Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

On April 6, 1999, in connection with a Rule 504 offering, the Company issued 2,000,000 shares of common stock in exchange for net proceeds of $958,000.

Research and development activities commenced during April of 1999. The expenditures relating to research and development in fiscal 1999, totaled $48,250 and in fiscal 2000 totaled $56,770 as reported in the Consolidated statement of Operations.

The Company is devoting substantially all of its present efforts to establishing its business, and, although certain planned operations have commenced, there have been no significant revenues derived there from.

Efforts towards the next phase, sales and marketing, continue. MegaChain’s plan of operations for the next 12 months includes the following elements.

A]   Increasing traffic to the MegaChain web site.

In order to proliferate public awareness of the Megachain website, our web master has created a template of ‘key words’ that are recognized by all major search engines. These ‘key words’ are specific to the type of vendors we feel will be most interested in incorporating the MegaChain software into their own sales and marketing efforts.

B]   Enlisting independent sales companies who will represent the MegaChain software, on a commission basis, to interested vendor parties.

C]  Increasing affiliate vendors.

To this end, MegaChain’s sales force has been contacting web vendors of goods and services to offer them the opportunity of creating megachain email incentives. The response has been positive because the megachain system, being predicated on the ‘pay only upon results’ principle, holds no risk.

D]   Acquisition of strategic financial partners.

The company intends to continue to seek out other business entities engaged in similar business activities, e.g. direct, targeted, permission based, email marketing, who may have interest in the megachain system, in order to investigate the possibilities of acquisition of the megachain technology or the formation of a joint venture. To date there are no agreements, understandings or other arrangements for strategic partnerships.

E]   Raising additional capital.

The company intends to seek additional financing of $1,000,000 over the next six months in order to finance an expansion of the sales and marketing efforts and to continue to fund research and development of the software.

On June 30, 2000 the Company had $155,106 cash and cash equivalents and $10,893 of liabilities. At present the Company is expending approximately $12,000 per month to maintain its base of operations.

The company has agreements with Blue Wave Productions Ltd., a company whose shareholders consist of Messrs Lavin, to provide management and other services.

The Company’s cash reserve is sufficient to finance the operating expenses throughout the next fiscal year.

On February 25, 2000, the Company entered into a License Agreement whereby it granted to Greenchip Plc. (a public company listed on the London UK OFEX Exchange) an exclusive license for the United Kingdom to use and distribute all products and technology developed by the Company. The Company also granted to Greenchip Plc. a new option to receive the exclusive license for the European Economic Community to and distribute all products and technology developed by the Company.

On May 1, 2000 the Company entered into an Engagement of Services Agreement with Enterprise CyberSystems Inc. whereby it retained the services of Enterprise CyberSystems Inc. asses various aspects of the MegaChain software and to provide an opinion about the cost and time frame for recreating the software as well as estimate the approximate costs to create the next stage of features to enable the Company to operate as an Application Service Provider (“ASP”).

On May 15, 2000, the Company entered into an Engagement of Services Agreement with Terrific Software Inc. whereby it retained the services of Terrific Software Inc. to modify the MegaChain software to enable to Company to operate as an ASP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements appearing elsewhere in this report.

Year ended June 30, 2000

Revenue:
There was no revenue during the fiscal year ended June 30, 2000 and June 30, 1999 since the Company is in a development stage.

Cost of Revenue:

Software Development Expenses:
During fiscal 2000 the Company incurred $56,770 in software development costs associated with the operations of the B.C. subsidiary. This is an increase of $8,520 over fiscal 1999.

Selling and Marketing Expenses:
Selling and Marketing expenses of $121,279 for fiscal 2000 consisted of marketing consulting, promotional and travel expenses.

General Administrative Expenses:
General and administrative expenses for fiscal 2000 were $297,415 an increase of approximately $230,000 over fiscal 1999. The increase was due to an increase in staffing and office costs and an increase in amortization costs to $60,000 from $22,500.

ITEM 3.     Description of Property

The Company presently maintains its principal place of business at 34 West 8th Avenue, Vancouver, British Columbia, Canada V5Y 1M7. The premises is leased on a month-to-month basis at a fair market value price of $1,000 from Blue Wave Productions Ltd. Megachain’s offices occupy approximately 50 percent of the facility.

ITEM 4.     Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth as of August 30, 1999, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv)each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. The only beneficial owners of more than 5% of the outstanding common stock of which MegaChain is aware are also directors or officers. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

	Common	Options	Percent of
	Shares	(1)	Class(2)
Name and Address

Tom Lavin	3,000,000	100,000	15.1%

34 West 8th Avenue Vancouver, BC, Canada V5Y 1M7

Bill Lavin	3,000,000	100,000	15.1%

Half Moon Bay Villas, #4

P.O. Box 1386

Basseterre, St. Kitts

Tom Johnson	-0-	75,000	0.36%

12478 San Bruno Cove

San Diego, California 92130, USA

Donald Steele 6471 Madrona Crescent West Vancouver, BC, Canada V7W 2J7	-0-	100,000	0.49%

Terrific Software Inc. P.O. Box N65, Nassau, Bahamas	4,000,000	-0-	19.6%

All Executive officers and Directors as a Group (4 persons)	6,000,000	375,000	31.24%

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

ITEM 5.     Directors, Executive Officers, Promoters and Control Persons

(a)     Directors and Executive Officers

Name	Age	Position

Tom Lavin	50	President/CEO/Director

Bill Lavin	49	VP/Director/Secretary

Tom Johnson	49	VP

Donald Steele	49	Director

Tom Lavin has been involved with electronics technology, telecommunications and the advertising industry for over 20 years. He has been President of Blue Wave Productions Ltd., one of Western Canada’s largest and most successful audio production facilities since 1980 and a Partner in Teddy Bear Productions, a company that designs and produces national television and radio advertising for such clients as McDonald’s, B.C. Tel, Ford, Toyota, Jeep, Kawasaki and Future Shop since 1985.

In the early 1990’s Tom Lavin headed the New England Digital File Transfer Project for the WAT Group of Companies, then founded and took Axion Communications Incorporated public in 1994 via an initial public offering on the Vancouver Stock Exchange. He acted as CEO for Axion Communications, managing over 40 employees and a client base of nearly 15,000 until May, 1997. Prior to his involvement with MegaChain, he consulted independently on a number of high tech and telecom projects.

Bill Lavin has been involved in technical development, management and sales and marketing for over 20 years. He has provided management and consulting to companies such as American Express, Chevron, Kaiser Permanente and Pacific Bell. With American Express, he spearheaded the launch of several products including Platinum and Gold Year End Summary, Optima MIS and a World Wide Marketing System.

Mr. Lavin has many years of experience in directing the successful implementation of projects using leading edge technologies and has a thorough understanding of data processing, management, MIS and marketing applications. Prior to his involvement in MegaChain, his most recent endeavors included acting as Vice President of Sales and for Tier Corporation of Walnut Creek California, a consulting firm with over 150 employees and over $US 40 Million in sales, and from 1996 to 1998, as President of Internet Gaming Network Incorporated, a company whose securities are traded on the Vancouver Stock Exchange.

Thomas Johnson is owner and President since 1986 OF Tak Sales Inc., a sales and marketing company located in San Diego. He has been at the forefront of sales and marketing trends for over 25 years and has extensive experience in promoting Multilevel Marketing plans including Amway, Herbalife and Excel. During the last two years he has been actively involved in the development of the creative strategies and marketing material exclusively for internet companies. His efforts have been instrumental in developing the sales and marketing plans of both Winstreak, an on-line internet gaming site and Sharc, a web site that specializes in internet on-line sports contest. Additionally he has consulted for Danken, an Internet email service company. Megachain has engaged Mr. Johnson directly as a consultant and has no contract with his company, Tak Sales. Mr. Johnson spends approximately 10 hours per week promoting Megachain’s products to potential customers.

Don Steele is a marketing and corporate development specialist with a background in a variety of industries. During the past five years Mr. Steele has been involved in a number of entrepreneurial ventures. Since 1985 he has acted as President of Don Steele Ltd. doing business as motion picture and television marine services, a company that contracts with film productions houses for labor and equipment for the filming of marine sequences. During 1998 and 1999 he established a Peat Processing operation in Northern Alberta and currently maintains contact with software consultants and developers in the United Kingdom on Megachain’s behalf.

There are no family relationships among directors or executive officers except that Bill Lavin is Tom Lavin’s father’s half brother.

Each director was appointed to fill a position on the Board of Directors until the next ensuing annual general meeting. Messrs Lavin and Steele were first appointed March 15, 1999.

ITEM 6.     Executive Compensation

Name and Title	Year	Salary

Tom Lavin, President & CEO	2000	$89,073

Bill Lavin, Vice President, Operations	2000	0

Tom Johnson Vice President, Sales and Marketing	2000	0

Mr. Johnson has provided the Company with invoices that the Company pays in ordinary course. The Company does not have any contract with Mr. Johnson.

Stock Options

On August 12, 1999, the Board of Directors approved various “Non Qualified” stock option agreements. The purpose of granting the stock options is to attract and retain the best available executive personnel, other key employees, contract consultants and others to be responsible for the management, growth and success of the business, and to provide an incentive for such individuals to exert their best efforts on behalf of the Company and its shareholders. Optionees under the agreements are those Directors, officers, key employees, consultants and others selected by the Board of Directors who hold positions of responsibility and whose participation in such agreements the Board and management determines to be in the best interests of the Company.

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

In addition to the above named individuals, an additional 350,000 options in aggregate, exercisable at $0.75 were granted to various employees and consultants on August 12, 1999. These options expire at the earliest of 5 years after the date on which they are granted or 120 days after the optionee’s service with the Company ceases for any reason.

In addition to the above named individuals, an additional 350,000 options in aggregate, exercisable at $0.75 were granted to various consultants on August 12, 1999. These options expire at the earliest of 5 years after the date on which they are granted or 120 days after the optionee’s service with the Company ceases for any reason.

ITEM 7.     Certain Relationships and Related Transactions

573795 BC LTD. was incorporated in October of 1998. Messrs Lavin each transferred intellectual property represented by the initial business plan of Megachain.com into the Company in exchange for 100 common shares each. The intellectual property was nominally valued at $200.

The Company presently maintains its principal place of business at 34 West 8th Avenue, Vancouver, British Columbia, Canada V5Y 1M7. The premise is leased on a month-to-month basis from Blue Wave Productions Ltd., A company owned by Messrs Lavin.

Management fees totaling $7,500 per month are paid to Blue Wave Productions Ltd. As of July 1, 2000 payment of management and marketing fees have been deferred. The company currently has one employee. An additional $3,100 per month is paid and continues to be paid to Blue Wave for the use of its premises (rent), support staff and other resources committed by the corporation to the business of the Company including a multi-line telephone answering system and other office equipment.

ITEM 8.     Legal Proceedings

On or about August 4, 2000 Management received a letter from an attorney advising that there is an Order for Entry of Default Judgment in favour of two alleged former employees of Northern Lights Software, Ltd. dated March 10, 1998 in the total amount of $74,887.53. The judgment was obtained in the State of Colorado and was apparently for unpaid wages. Until this time, present management was unaware of this claim and judgment. A former director of the Company advised management that he was also unaware of this claim and judgment and believed that claimants were actually employees of Northern Lights Software (New York) Ltd., a subsidiary of Northern Lights Software, Ltd. Pursuant to an Agreement and Plan of Reorganization dated February 15, 1999, that former director personally warranted that there were no undisclosed liabilities in the Company. The Company intends to dispute the Judgment or in the alternative seek compensation from the former director. Management is not able to determine its chance of success in attempting to set aside the Judgment. In the event the Company is unable to set aside the Judgment, Management believes it may be possible to obtain compensation from the former director.

Other than that stated above, to the best knowledge of the Officers and Directors of the Company, neither the Company nor any of its Officers or Directors is a party to any material legal proceeding or litigation and such persons know of no other material legal proceeding or litigation contemplated or threatened. Other than that stated above, there are no judgments against the Company or its Officers or Directors. None of the Officers or Directors has been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

ITEM 9.     Market for Common Equity and Related Stockholder Matters

The following table sets forth the high and low bid prices of the common stock of the Company reported on the OTC Bulletin Board (“MGCNE”) since the quarter ending June 30, 2000. The quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions. There is an absence of an established trading market for the Company’s common stock, as the market is limited, sporadic and highly volatile the absence of an active market may have an effect upon the high and low prices as reported.

High / Low Bid

Quarter	High	Low
Ending	Bid	Bid

6/30/00	.62	.125

3/31/00	.7031	.25

12/31/99	1.06	.2188

9/30/99	1.31	.7031

As of September 18, 2000 there were a total of 37 shareholders of record.

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

ITEM 10.     Recent Sales of Unregistered Securities

In February, 1999, the Company acquired all of the issued and outstanding voting shares of the capital stock of 573795 BC Ltd. (“573795”)in exchange for 6,000,000 shares of the Company’s common stock for the purpose of effecting the acquisition of 573795. No underwriter or broker was involved in the offering, and no commissions were paid on the sale of the shares. The shares were offered and sold in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933.

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

The Company retained the services of Enterprise Cybersystems, Inc. to provide an independent evaluation of the MegaChain Software System. As the Company does not have the capital to pay for this service, it issued 250,000 common shares to Enterprise Cybersystems on August 17, 2000.

The Company retained the services of Terrific Software Inc., to develop the Company’s next release of viral marketing software. The new software platform will enable the Company to re-establish its business based upon an industry standard Application Service Provider model. Development on the new software platform commenced in July 2000 and Management anticipates that it will be completed within 180 days of that date. Since the Company does not have the capital to pay for this software development, on August 17, 2000 it issued 4,000,000 common shares to Terrific Software Inc. for these services.

ITEM 11.     Description of Securities

General

The authorized capitalization of MegaChain consists of 30,000,000 shares of common stock, par value $0.0001, and 5,000,000 shares of preferred stock, par value $0.0001. There are 20,404,000 common shares outstanding and no shares of preferred stock outstanding.

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

Preferred Stock

The Board of Directors is authorized to classify any shares of its authorized but unissued preferred stock as preferred stock in one or more series. With respect to each series, the Board of Directors shall determine the number of shares which shall constitute such series; the rate of dividend, if any, payable on shares of such series; whether the shares of such series shall be cumulative, non-cumulative or partially cumulative as to dividends, and the dates from which any cumulative dividends are to accumulate; whether the shares of such series may be redeemed, and, if so, the price or prices at which and the terms and conditions on which shares of such series may be redeemed; the amount payable upon shares of such series in the event of the voluntary or involuntary dissolution, liquidation or winding up of the affairs of MegaChain; the sinking fund provisions, if any, for the redemption of shares of such series; the voting rights, if any, of the shares of such series; the terms and conditions, if any, on which shares of such series may be converted into shares of capital stock of MegaChain of any other class or series; whether the shares of such series are to be preferred over shares of capital stock of MegaChain of any other class or series as to dividends, or upon the voluntary or involuntary dissolution, liquidation, or winding up of the affairs of MegaChain, or otherwise; and any other characteristics, preferences, limitations, rights, privileges, immunities or terms not inconsistent with the provisions of the Certificate of Incorporation. The availability of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of discouraging takeover proposals, and the issuance of preferred stock could have the effect of delaying or preventing a change in control of MegaChain not approved by the Board of Directors.

ITEM 12.     Indemnification of Officers and Directors

MegaChain’s Certificate of Incorporation provides that, to the fullest extent that limitations on the liability of directors and officers are permitted by the Delaware General Corporation Law (the “DGCL”), no director or officer of the Company shall have any liability to MegaChain or its stockholders for monetary damages. The DGCL provides that a corporation’s charter may include a provision which restricts or limits the liability of its directors or officers to the corporation or its stockholders for money damages except: (1) to the extent that it is provided that the person actually received an improper benefit or profit in money, property or services, for the amount of the benefit or profit in money, property or services actually received, or (2) to the extent that a judgment or other final adjudication adverse to the person is entered in a proceeding based on a finding in the proceeding that the person’s action, or failure to act, was the result of active and deliberate dishonesty and was material to the cause of action adjudicated in the proceeding. MegaChain’s Certificate of Incorporation and Bylaws provide that it shall indemnify and advance expenses to its currently acting and its former directors to the fullest extent permitted by the DGCL and that MegaChain shall indemnify and advance expenses to its officers to the same extent as its directors and to such further extent as is consistent with law.

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

ITEM 14.     Changes In and Disagreements with Accountants on Accounting and
Financial Disclosure

                     None

ITEM 15.     Financial Statements and Exhibits

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit	SEC Ref.	Title of Document
No.	No.

*1	(3)(i),(4)	Certificate of Incorporation, as amended

*2	(3)(ii)	By-Laws

*3	(10)	Form of Options granted to Executive Officers

*4	(10)	Form of Options granted to Consultants

*5	(21)	Subsidiaries

*6	(10)	Management Agreement

*7	(10)	Option Agreement

*8	(10)	Option Agreement for EEC

**9	(10)	Licence Agreement for UK

**10	(10)	New Option Agreement for EEC

**11	(10)	Engagement of Services

12	(10)	Engagement of Services

*13	(27)	Financial Data Schedule

* Previously filed with the Company’s Registration Statement on Form 10-SB/A filed March 16, 2000.

* The Financial Data Schedule is presented only in the electronic filing with the Securities and Exchange Commission.

** Filed Herewith.

PART II    FINANCIAL INFORMATION

MEGACHAIN.COM. LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999

MEGACHAIN.COM. LTD. AND SUBSIDIARIES

C O N T E N T S

PAGE

INDEPENDENT AUDITORS’ REPORT	F-1

CONSOLIDATED BALANCE SHEETS	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS	F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS	F5 - F6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F7 - F13

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders of
MegaChain.Com Ltd.
Vancouver, British Columbia, Canada

We have audited the accompanying consolidated balance sheets of MegaChain.Com, Ltd. and Subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MegaChain.Com, Ltd. and Subsidiaries as of June 30, 2000 and 1999, and the results of their consolidated operations and cash flows for the years ended June 30, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently developing technology and software and has not received any revenue from operations. These factors raise substantial doubt about the entity’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cogen Sklar, LLP

August 22, 2000
Bala Cynwyd, Pennsylvania

MEGACHAIN.COM. LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND 1999

	2000	1999

ASSETS

CURRENT ASSETS Cash and cash equivalents	$155,106	$713,874

Miscellaneous receivables	4,382	7,970

Prepaid expenses	1,011	18,100

	160,499	739,944

PROPERTY AND EQUIPMENT —Net	41,997	11,512

INTANGIBLE ASSETS, NET	217,500	277,500

TOTAL ASSETS	$419,996	$1,028,956

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES Account payable and accrued expenses	$10,893	$18,123

TOTAL CURRENT LIABILITIES	10,893	18,123

STOCKHOLDERS’ EQUITY

PREFERRED STOCK; $.0001 par value, 5,000,000 shares authorized; and no shares issued and outstanding	—	—

COMMON STOCK; $.0001 par value; 30,000,000 shares authorized; 19,654,000 shares issued; 16,154,000 shares outstanding	1,615	1,615

ADDITIONAL PAID-IN CAPITAL	2,761,186	2,663,186

ACCUMULATED DEFICIT	(2,357,117)	(1,653,968)

ACCUMULATED OTHER COMPREHENSIVE INCOME	3,419	—

LESS: TREASURY STOCK - 3,500,000 shares at cost	—	—

TOTAL STOCKHOLDERS’ EQUITY	409,103	1,010,833

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$419,996	$1,028,956

The accompanying notes are an integral part of these consolidated financial statements.

MEGACHAIN.COM. LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

	2000	1999

EXPENSES

Professional fees	$156,403	$33,947

Selling and marketing	121,279	—

Software development	56,770	48,250

Management fee	89,073	103,700

General and administrative expenses	297,415	67,609

LOSS FROM OPERATIONS	720,940	253,506

INTEREST INCOME	17,791	—

NET LOSS	$703,149	$253,506

BASIC AND DILUTED LOSS PER SHARE

OF COMMON STOCK	$(0.04)	$(0.02)

WEIGHTED AVERAGE SHARES

OUTSTANDING OF COMMON STOCK	16,154,000	11,154,000

The accompanying notes are an integral part of these consolidated financial statements.

MEGACHAIN.COM. LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional
			Paid-In	Accumulated
	Shares	Amount	Capital	Deficit

BALANCE AT JUNE 30, 1998	8,154,000	$815	$942,197	$(1,400,462)

Issuance of common stock for purchase of BC	6,000,000	600	299,400

Gain on disposition of the assets of subsidiary to an entity controlled by a principal stockholder			463,593

Issuance of common stock, net of offering costs of $41,804	2,000,000	200	957,996

Net loss for the year ended June 30, 1999				(253,506)

BALANCE AT JUNE 30, 1999	16,154,000	1,615	2,663,186	(1,653,968)

Common stock options issued for consulting expense			98,000

Net loss for the year ended June 30, 2000				(703,149)

Foreign currency translation adjustment

COMPREHENSIVE LOSS

BALANCE AT JUNE 30, 2000	16,154,000	$1,615	$2,761,186	$(2,357,117)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other
	Comprehensive	Treasury	Comprehensive
	Income	Stock	Loss

BALANCE AT JUNE 30, 1998	$	$	$

Issuance of common stock for purchase of BC

Gain on disposition of the assets of subsidiary to an entity controlled by a principal stockholder

Issuance of common stock, net of offering costs of $41,804

Net loss for the year ended June 30, 1999

BALANCE AT JUNE 30, 1999

Common stock options issued for consulting expense

Net loss for the year ended June 30, 2000			(703,149)

Foreign currency translation adjustment	3,419		3,419

COMPREHENSIVE LOSS			$(699,730)

BALANCE AT JUNE 30, 2000	$3,419	$

The accompanying notes are an integral part of these consolidated financial statements.

MEGACHAIN.COM. LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES

Net income loss	$(703,149)	$(253,506)

Adjustments to reconcile net loss to net cash used in operating activities Issuance of common stock options for consulting expense	98,000	—

Depreciation and amortization	65,260	22,500

(Increase) decrease in assets, net of effects from purchase and disposition of subsidiaries Miscellaneous receivables	3,556	(7,970)
Prepaid expenses	17,038	(18,100)

Increase (decrease) in liabilities, net of effects from disposition of subsidiaries Accounts payable and accrued expenses	(7,197)	12,266
Payroll taxes payable	—	12,000

Net cash used in operating activities	(526,492)	(232,810)

CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures	(35,888)	(11,512)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from issuance of common stock	—	958,196

EFFECT OF EXCHANGE RATES ON CASH	3,612	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(558,768)	713,874

CASH AND CASH EQUIVALENTS —BEGINNING OF YEAR	713,874	—

CASH AND CASH EQUIVALENTS —END OF YEAR	$155,106	$713,874

The accompanying notes are an integral part of these consolidated financial statements.

MEGACHAIN.COM. LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

	2000	1999

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

The company disposed of the assets of its subsidiary, Northern NY, to a principal stockholder for the assumption of liabilities. The net liabilities assumed were as follows:

Property and equipment, net	$—	$14,455

Accounts payable and accrued expenses	—	(29,010)

Payroll taxes payable	—	(449,037)

Net liabilities	$—	$(463,592)

Issuance of common stock for purchase of subsidiary (BC)	$—	$300,000

The accompanying notes are an integral part of these consolidated financial statements.

MEGACHAIN.COM. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

EC Capital, Ltd. (“EC”) was organized under the laws of the state of Delaware on September 10, 1993, and adopted a fiscal year ending June 30. From inception through September 12, 1996, EC’s activities had been limited to preliminary organizational activities and seeking business combinations. In October 1995, EC completed a public offering of 1,100,000 shares of common stock and received net proceeds of approximately $472,000. On September 12, 1996, EC issued 8,000,000 shares of its common stock in exchange for 7,000,000 issued and outstanding shares of Northern Lights Software, Ltd. (“Northern NY”), split its outstanding shares on a two-for-one basis and changed its name from EC Capital, Ltd. to Northern Lights Software, Ltd. (“Northern DE”). Northern NY was formed in January 1994 to provide training services to organizations implementing and developing utility software for organizations implementing sybase databases.

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

In the first half of 1997, Northern NY ceased operations due to significant losses from operations. Northern DE remained inactive until 1999. On September 3, 1997, Northern DE changed its name to Formquest International, Ltd. (“Formquest”). In February 1999, Formquest disposed of the assets of its subsidiary, Northern NY, with a stockholders’ deficit to an entity controlled by a principal stockholder for the assumption of liabilities. On February 15, 1999, Formquest purchased all of the issued and outstanding shares of 573795 BC Ltd. (“BC”), a corporation organized on October 26, 1998 under the laws of the Province of British Columbia, Canada for 6,000,000 shares of common stock. BC is a development stage company which owns proprietary software for the enhancement of sales on the internet. BC has no prior operations and minimal assets except the technology and software that it will further develop. The acquisition will be accounted for under the purchase method of accounting. The purchase price of $300,000 was allocated to technology and is being amortized on a straight-line basis over five years.

Formquest completed an offering under Regulation D on April 5, 1999 for 2,000,000 shares of common stock for net proceeds of approximately $958,000.

On April 14, 1999 Formquest changed its name to MegaChain.Com, Ltd. (“the Company”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Concentration of Credit Risk Involving Cash
The Company maintains its cash balances in a bank located in Canada. These balances are not insured.

MEGACHAIN.COM. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash Equivalents
The Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments
Financial instruments consist of cash, receivables, and accounts payable. The carrying amount approximates fair value because of the short maturity of these instruments.

Depreciation
The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight line and accelerated methods.

Cost of Computer Software
The Company accounts for costs of computer software under the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” which requires that costs incurred in the preliminary project stage should be expensed as incurred. Costs incurred in the application development stage are capitalized. Post-implementation/operation stage costs such as training and maintenance are expensed as incurred. The impairment of capitalized software costs will be recognized in accordance with SFAS No. 121 if the software is not expected to provide any service potential or when it is no longer probable that the software being developed will be completed and placed in service and the undiscounted cash flow estimated to be generated is less than the carrying amount of the software. The Company’s evaluation considers changes in the operating environment and business strategy, competitive information, market trends and operating performance.

Research and Development Costs
Research and development costs are expensed as incurred.

Intangibles
Technology costs are recorded at cost and are amortized using the straight-line method over 5 years.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates based on management’s knowledge and experience. Accordingly, actual results could differ from those estimates.

Income Taxes
The Company accounts for its income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Earnings (Loss) Per Share
The Company has adopted SFAS No. 128, “Earnings Per Share” (EPS). This statement establishes standards for computing and presenting EPS, replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS.

MEGACHAIN.COM. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic earnings (loss) per share include the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share include the weighted average number of shares outstanding and dilutive potential common shares, such as warrants. Assumed conversion of options and warrants would be antidilutive, therefore, basic and diluted earnings (loss) per share are the same.

Recoverability of Long Lived Assets -
The Company follows SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” The Statement requires that long -lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company is not aware of any events or circumstances which indicate the existence of an impairment which would be material to the Company’s annual financial statements.

Comprehensive Income
The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” beginning July 1, 1998. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The components of comprehensive income consists of foreign currency translation adjustments of $3,419 and $-0- for the years ended June 30, 2000 and 1999.

Cost of Start-up Activities
The Company adopted Statement of Positions 98-5, Reporting on the Costs of Start-Up Activities (“SOP 98-5”) beginning July1, 1999. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for all fiscal years beginning after December 15, 1998 with initial adoption reported as a cumulative effect of a change in accounting principle. The adoption of SOP 98-5 did not result in any cumulative effect of a change in accounting principle.

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

The Company is devoting substantially all of its present efforts on re-establishing its business based on an industry standard Application Service Provider model. To date there have been no significant revenues derived from the existing software. The Company can provide any company having an internet presence, a powerful, cost-effective means of advertising and selling their products through an innovative Internet Multi-Level Marketing system which combines multi-level marketing techniques and the use of personalized permission-based e-mail. The Company will receive a set-up and maintenance fee and a referral fee for each response to the advertiser’s web page.

At present, the Company is expending approximately $12,000 per month to maintain its base of operations. CEO, Mr. Tom Lavin, along with associates Mr. Steele, Mr. W.C. Lavin and Corporate Counsel Mr. Breitman, have chosen to continue to pursue Company business despite the lack of capital. The Company’s current inability to raise additional financing prompted the Board of Directors to resolve that all fees charged by the Lavins, Mr. Steele and Mr. Breitman be deferred as of July 1, 2000. Chief programmer, Mr. Mayzel, stays on as the Company’s sole employee. The Company’s cash reserve is sufficient to cover the operating expenses of the Company throughout the next fiscal year including approximately $25,000 in external accounting, legal and professional fees.

The balance sheet does not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

MEGACHAIN.COM. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999

NOTE 3 - MANAGEMENT PLANS - * To be updated by management* (Continued)

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

Since the earnings levels were not achieved and management decided to cease operations in the first half of 1997, the 3,500,000 shares have been reflected as treasury shares.

In February 1999, the Company disposed of the assets of its subsidiary, Northern NY to an entity controlled by a principal stockholder for the assumption of liabilities in the amount of $463,592. Since the disposition involved a principal stockholder the assumed net liabilities is reflected as an increase to additional paid-in capital. A condensed balance sheet at date of disposal was as follows;

Assets	$14,455
Liabilities	(478,047)

Net liabilities	$(463,592)

573795 BC Ltd.
On February 15, 1999, the Company purchased all of the issued and outstanding shares of BC for 6,000,000 shares of common stock. BC is a development stage company which owns proprietary software and technology for the enhancement of sales on the internet. BC has no prior operations and minimal assets except the technology and software that it will further develop. The acquisition was accounted for under the purchase method of accounting. The purchase price of $300,000, determined based on the fair value of the common shares issued, was allocated to technology and is being amortized on a straight-line basis over five years.

NOTE 5- PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30,

	2000	1999

Machinery and equipment	$47,243	$11,512
Less: accumulated depreciation	5,246	—

	$41,997	$11,512

MEGACHAIN.COM. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30,

	2000	1999

Technology	$300,000	$300,000

Less: accumulated amortization	82,500	22,500

	$217,500	$277,500

NOTE 7 - STOCKHOLDERS’ EQUITY

Common Stock
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

All references to number of shares and per share amounts in the consolidated statements and notes have been adjusted to give retroactive effect to the change in par value and number of authorized shares.

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

However, in accordance with SFAS No. 123, compensation cost associated with the 350,000 stock options granted to non-employees was accounted for based on the fair value at the date of grant estimated using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 60%, and a risk-free interest rate of 5.5%. The Black-Scholes model valued these options at a total of $98,000, which was charged to general and administrative expenses for the year ended June 30, 2000.

Warrants
In conjunction with the blank check offering in October 1995, the Company issued 110,000 warrants to the underwriter at a price of $.001 per warrant. Each warrant entitles the holder to purchase one share of common stock at a price of $.60 per share for a four year period commencing one year from the effective date of the offering.

MEGACHAIN.COM. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999

NOTE 8 - INCOME TAXES

There is no income tax expense (benefit) for the years ended June 30, 2000 and 1999 due to the following:

Current Tax Provision (Benefit)
For the year ended June 30, 2000, the operating loss cannot be carried back to earlier years. For the year ended June 30, 1999, the taxable income, resulting from the gain on disposition of the assets of a subsidiary (Northern NY), was offset by utilizing carryforward losses.

Deferred Tax Provision (Benefit)
The deferred tax assets, consisting mainly of net operating loss carryforwards, were offset by a valuation allowance. Management believes that a valuation allowance is considered necessary since it is more likely than not that the deferred tax asset will not be realized through future taxable income.

The reconciliation of the statutory federal rate to the Company’s effective income tax rate is as follows:

	June 30,

	2000	1999

Statutory tax provision (benefit)	$(239,000)	$(86,000)

Tax differentials on foreign loss	27,000	17,000

Gain on disposition of assets of a subsidiary	—	154,000

Utilization of net operating loss carry forward	—	(154,000)

Increase in valuation allowance	212,000	69,000

	$—	$—

Under SFAS No. 109, Accounting for Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates.

The components of the net deferred tax assets (liabilities) are as follows:

	June 30,

	2000	1999

Net operating loss carryforwards	$1,626,000	$923,000

Valuation allowance	(1,626,000)	(923,000)

	$—	$—

The use of net operating loss carryforwards is limited when there has been a substantial change in ownership (as defined) during a three year period. Because of the recent and contemplated changes in common stock, options and warrants, such a change may occur in the future. In this event, the use of net operating losses each year would be restricted to the value of the Company on the date of such change multiplied by the federal long term rate (“annual limitation”); unused annual limitations may then be carried forward without this limitation. Also, in the event the business enterprise of the loss corporation is not continued for the two year period commencing on the change date, the net operating loss carryforwards may no longer be available.

MEGACHAIN.COM. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999

NOTE 8 - INCOME TAXES (Continued)

At June 30, 2000, the Company had net operating loss carryforwards of approximately $916,000 for U. S. income tax purposes, which if not used will expire during the years 2012 through 2015. At June 30, 2000, the Company had net operating loss carryforwards of approximately $710,000 for Canadian income tax purposes, which if not used will expire in 2007.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company paid a management fee of $89,073 in 2000 and $103,700 in 1999 to a corporation whose principal stockholders are also stockholders of the company.

During 2000 and 1999, the Company leased its office space and office equipment from this corporation for approximately $1,000 per month. Also during 2000, this corporation paid approximately $103,000 of expenses on behalf of the Company. These expenses consisted mainly of contract labor and telephone expenses. These expenses were fully reimbursed by the Company to this corporation during the year and charged to general and administration expenses.

NOTE 10 - CONTINGENCIES

At the time of the disposition of Northern NY, there were unpaid payroll taxes including interest and penalties amounting to approximately $445,000 which were assumed by an entity controlled by a principal stockholder and the Company was indemnified against this obligation. Although the Company does not believe it is liable for this obligation, there can be no assurance that a claim could not be brought against the Company. If a claim is asserted, the Company intends to defend itself vigorously against the claim.

During August 2000, the Company received notification of an Order for Entry of Default Judgment in favor of two alleged former employees of Northern Lights Software, Ltd., which was dated March 10, 1998, for unpaid wages of approximately $75,000. Until this notification, present management was unaware of this claim and judgment. Pursuant to an Agreement and Plan of Reorganization, dated February 15, 1999, the former director personally warranted that there were no undisclosed liabilities to the Company. The Company intends to dispute this claim and if unsuccessful, will pursue reimbursement of any settlement costs from the former director.

NOTE 11 - SUBSEQUENT EVENTS

In August 2000, the Company issued 4,250,000 shares of restricted common stock to two consulting firms for on-going services commencing in July 2000. These shares were valued at $425,000 and were reflected as prepaid expenses at time of issuance. These costs will be charged to software development expense as the services are incurred.

PART III EXHIBITS

Exhibit No	SEC Ref. No.	Title of Document

*1	(3)(i),(4)	Certificate of Incorporation, as amended

*2	(3)(ii)	By-Laws

*3	(10)	Form of Options granted to Executive Officers

*4	(10)	Form of Options granted to Consultants

*5	(21)	Subsidiaries

*6	(10)	Management Agreement

*7	(10)	Option Agreement

*8	(10)	Option Agreement for EEC

9	(10)	Licence Agreement for UK

10	(10)	New Option Agreement for EEC

11	(10)	Engagement of Services

12	(10)	Engagement of Services

13	(27)	Financial Date Schedule

* Previously filed with the Company’s Registration Statement on Form 10-SB/A filed March 16, 2000.

* The Financial Data Schedule is presented only in the electronic filing with the Securities and Exchange Commission.

** Filed Herewith.