Form 10QSB
period 2000-09-30
MEGACHAIN COM LTD
filed 2000-11-13
CIK 934796

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                   Form 10-QSB
                                 ---------------

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to ______

                     Commission File Number [             ]
                        --------------------------------

                               MEGACHAIN.COM, LTD.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                               11-3177042
---------------------------                       ----------------------
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
                          ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 2000.

           Class                              Outstanding at September 30, 2000
           ------                             ---------------------------------
Common Stock, $0.0001 Par Value                          $20,404,000

                      MEGACHAIN.COM, LTD. AND SUBSIDIARIES
                (FORMERLY FORMQUEST INTERNATIONAL, LTD; FORMERLY
                         NORTHERN LIGHTS SOFTWARE, LTD.)
                                      INDEX

                                                                                            Page Number
                                                                                            -----------
Part I. Financial Information

        Item 1. Financial Statements

               Condensed Consolidated Balance Sheets --                                          3
               September 30, 2000 (unaudited) and June 30, 2000

               Condensed Consolidated Statements of Operations (unaudited) --                    4
               Three and Six Months Ended September 30, 2000 and 1999

               Condensed Consolidated Statements of Shareholders' Equity --                      5
               September 30, 1999 (unaudited) and June 30, 2000

               Condensed Consolidated Statements of Cash Flows (unaudited) --                    6
               Six Months Ended September 30, 2000 and 1999

               Notes to Condensed Consolidated Financial Statements (unaudited)                  7

        Item 2. Management's Discussion and Analysis of Financial                                9
               Condition and Results of Operations

Part II. Other Information                                                                       9

        Item 1. Legal Proceedings                                                                9

        Item 2. Changes in Securities and Use of Proceeds                                       10

Part III. Financial Data Schedule

                      MEGACHAIN.COM, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                         September 30, 2000     June 30, 2000
                                                                         ------------------     -------------
                                                                            (Unaudited)           (Audited)
                ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                             $   119,492          $   155,106
      Miscellaneous receivables                                                   3,824                4,382
      Prepaid expenses                                                                -                1,011
                                                                            -----------          -----------
                                                                                123,316              160,499

PROPERTY AND EQUIPMENT - Net                                                     39,251               41,997

INTANGIBLE ASSETS, NET                                                          202,500              217,500
                                                                            -----------          -----------

TOTAL ASSETS                                                                $   365,067          $   419,996
                                                                            ===========          ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
             Account payable and
                accrued expenses                                            $    72,437          $    10,893
                                                                            -----------          -----------

TOTAL CURRENT LIABILITIES                                                        72,437               10,893
                                                                            -----------          -----------

             STOCKHOLDERS' EQUITY

PREFERRED STOCK; $.0001 par value, 5,000,000 shares authorized;
   and no shares issued and outstanding                                               -                    -
COMMON STOCK; $.0001 par value; 30,000,000 shares authorized;
   20,404,000 shares issued as of September 30, 2000 and 16,154,000
   shares issued as of June 30, 2000                                              2,040                1,615

ADDITIONAL PAID-IN CAPITAL                                                    3,185,761            2,761,186

ACCUMULATED DEFICIT                                                          (2,689,063)          (2,357,117)

ACCUMULATED OTHER COMPREHENSIVE
   INCOME (LOSS)                                                                 (6,098)               3,419

LESS: TREASURY STOCK -
   3,500,000 shares at cost                                                           -                    -
                                                                            -----------          -----------
                                                                                492,640              409,103
LESS: DEFERRED CONSULTING FEES                                                  200,010                    -
                                                                            -----------          -----------

TOTAL STOCKHOLDERS' EQUITY                                                      292,630              409,103
                                                                            -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $   365,067          $   419,996
                                                                            ===========          ===========


                             See accompanying notes.

                       MEGACHAIN.COM,LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Three Months Ended
                                                                    September 30,
                                                          ----------------------------------
                                                              2000                  1999
                                                          ------------          ------------
                                                           (Unaudited)           (Unaudited)
EXPENSES
   Professional fees                                      $     21,410          $     59,157
   Selling and marketing                                        33,258                34,740
   Software development                                        217,929                36,633
   Management fee                                               22,329                22,887
   General and administrative expenses                          38,700               139,586
                                                          ------------          ------------
                                                               333,626               293,003
                                                          ------------          ------------


LOSS FROM OPERATIONS                                          (333,626)             (293,003)


INTEREST INCOME                                                  1,680                 6,330
                                                          ------------          ------------


NET LOSS                                                  $   (331,946)         $   (286,673)
                                                          ============          ============


BASIC AND DILUTED LOSS PER SHARE OF COMMON  STOCK         $      (0.02)         $      (0.02)
                                                          ============          ============


WEIGHTED AVERAGE SHARES OUTSTANDING
    OF COMMON STOCK                                         18,987,333            16,154,000
                                                          ============          ============


                             See accompanying notes.

                      MEGACHAIN.COM, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)


                                                                                             Accumulated
                                              Common Stock       Additional                     Other
                                          --------------------    Paid-In     Accumulated   Comprehensive   Treasury   Comprehensive
                                            Shares      Amount     Capital      Deficit     Income (Loss)     Stock         Loss
                                          ----------    ------   ----------   -----------   -------------   --------     ---------
BALANCE AT JUNE 30, 2000                  16,154,000    $1,615   $2,761,186   $(2,357,117)      $3,419        $    -     $       -


Issuance of common stock for software
   development costs                       4,250,000       425      424,575             -            -             -             -


Net loss for the three months ended
   September 30, 2000                              -         -            -     (331,946)            -             -      (331,946)


Foreign currency translation adjustment            -         -            -             -       (9,517)            -        (9,517)
                                                                                                                         ---------


COMPREHENSIVE LOSS                                 -         -            -             -            -             -     $(341,463)
                                          ----------    ------   ----------   -----------      -------        ------     =========


BALANCE AT SEPTEMBER 30, 2000             20,404,000    $2,040   $3,185,761   $(2,689,063)     $(6,098)       $    -
                                          ==========    ======   ==========   ===========      =======        ======


                             See accompanying notes.

                      MEGACHAIN.COM, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Three Months Ended
                                                                             September 30,
                                                                       --------------------------
                                                                         2000             1999
                                                                       ---------        ---------
                                                                      (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                            $(331,946)       $(286,673)
   Adjustments to reconcile net loss to net cash
      used in operating activities
         Issuance of common stock options for consulting expense               -           98,000
         Issuance of common stock for software development costs         217,929                -
         Depreciation and amortization                                    17,311           15,721
         Decrease (increase) in
                Miscellaneous receivables                                    514           (3,404)
                Prepaid expenses                                           1,006           18,100
         Increase in
                Accounts payable and accrued expenses                     61,635           11,535
                                                                       ---------        ---------

   Net cash used in operating activities                                 (33,551)        (146,721)

CASH FLOWS FROM INVESTING ACTIVITIES
         Capital expenditures                                                  -           (2,901)

EFFECTS OF EXCHANGE RATES ON CASH                                         (2,063)               -
                                                                       ---------        ---------

NET DECREASE IN CASH                                                     (35,614)        (149,622)

CASH - BEGINNING OF PERIOD                                               155,106          713,874
                                                                       ---------        ---------

CASH - END OF PERIOD                                                   $ 119,492        $ 564,252
                                                                       =========        =========

SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES

   Issuance of common stock for deferred consulting fees               $ 200,010        $       -
                                                                       =========        =========


                             See accompanying notes.

                      MEGACHAIN.COM, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


NOTE 1 - INTERIM FINANCIAL INFORMATION

The financial statements of Megachain.com, Ltd. and Subsidiaries (the "Company") as of September 30, 2000, and for three months ended September 30, 2000 and 1999 and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three months ended September 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at June 30, 1999 was derived from audited financial statements.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. These financial statements should be read in conjunction with the financial statements and notes for the year ended June 30, 2000, included in the Form 10K-SB.

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

The Company is devoting substantially all of its present efforts on re-establishing its business based on an industry standard Application Service Provider model. To date there have been no significant revenues derived from the existing software. The Company can provide any company having an internet presence, a powerful, cost effective means of advertising and selling their products through an innovative Internet Multi Level marketing system which combines multi-level marketing techniques and the use of personalized, permission based email. The Company will receive a set up and maintenance fee and a referral fee for each response to the advertisers' web page.

At present the Company is expending approximately $12,000 per month to maintain its base of operations. CEO, Mr. Tom Lavin, along with associates Mr. Steele, Mr. W.C. Lavin and Corporate Counsel Mr. Breitman, have chosen to continue to pursue Company business despite the lack of capital. The Company's current inability to raise additional financing prompted the Board of Directors to resolve that all fees charged by the Lavins, Mr. Steele and Mr. Breitman be deferred as of July 1, 2000. Chief programmer, Mr. Mayzel, stays on as the Company's sole employee. The Company's cash reserve is sufficient to cover the operating expenses of the Company throughout the next fiscal year including approximately $25,000 in external accounting, legal and professional fees.

The balance sheet does not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

                      MEGACHAIN.COM, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


NOTE 4 - STOCKHOLDERS' EQUITY

Common Stock
In August 2000, the Company issued 4,250,000 shares of restricted common stock to two consulting firms for ongoing services that commenced in July 2000. These shares were valued at $425,000 and were reflected as deferred consulting fees at time of issuance. As of September 30, 2000, approximately $200,000 remained as deferred consulting fees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements appearing elsewhere in this report.

Quarter ended September 30, 2000

Revenue:
There was no revenue during the fiscal quarter ended September 30, 2000 since the Company is in a development stage.

Cost of Revenue:

Software Development Expenses:
During the quarter ended September 30, 2000 the Company incurred $217,929 in software development costs associated with the operations of the B.C. subsidiary. This is an increase of $181,000 over fiscal 1999. The increase is due to the costs incurred to modify the system to support running multiple clients on one server consistent with the Company's objective to become an ASP. Most of these increased costs were satisfied through the issuance of stock in the Company to the developers.

Selling and Marketing Expenses:
Selling and Marketing expenses of $33,258 for the quarter ended September 30, 2000 consisted of marketing consulting, promotional and travel expenses.

General Administrative Expenses:
General and administrative expenses for the quarter ended September 30, 2000 were $38,700 a decrease of $100,000 over fiscal 1999. The decrease was due to reduced staffing, office costs and consulting.

Description of Property:
The Company presently maintains its principal place of business at 34 West 8th Avenue, Vancouver, British Columbia, Canada V5Y 1M7. The premises is leased on a month-to-month basis at a fair market value price of $1,000 from Blue Wave Productions Ltd. Megachain's offices occupy approximately 50 percent of the facility.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On or about August 4,2000 Management received a letter from an attorney advising that there is an Order for Entry of Default Judgment in favour of two alleged former employees of Northern Lights Software, Ltd. dated March 10, 1998 in the total amount of $74,887.53. The judgment was obtained in the State of Colorado and was apparently for unpaid wages. Until this time, present management was unaware of this claim and judgment. A former director of the Company advised management that he was also unaware of this claim and judgment and believed that claimants were actually employees of Northern Lights Software (New York) Ltd., a subsidiary of Northern Lights Software, Ltd. Pursuant to an Agreement and Plan of Reorganization dated February 15, 1999, that former director personally warranted that there were no undisclosed liabilities in the Company. The Company intends to dispute the Judgment or in the alternative seek compensation from the former director. Management is not able to determine its chance of success in attempting to set aside the Judgment. In the event the Company is unable to set aside the Judgment, Management believes it may be possible to obtain compensation from the former director.

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



Item 2.  Changes in Securities and Use of Proceeds

The Company retained the services of Enterprise Cybersystems, Inc. to provide an independent evaluation of the MegaChain Software System. As the Company does not have the capital to pay for this service, it issued 250,000 common shares to Enterprise Cybersystems on August 17, 2000.

The Company retained the services of Terrific Software Inc., to develop the Company's next release of viral marketing software. The new software platform will enable the Company to re-establish its business based upon an industry standard Application Service Provider model. Development on the new software platform commenced in July 2000 and Management anticipates that it will be completed within 180 days of that date. Since the Company does not have the capital to pay for this software development, on August 17, 2000 it issued 4,000,000 common shares to Terrific Software Inc. for these services.


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

                                               MEGACHAIN.COM, LTD.


                                               /s/ TOM LAVIN
                                               ---------------------------------
Date:  November 9, 2000                        Tom Lavin, President