Form 10QSB
period 2000-12-31
MEGACHAIN COM LTD
filed 2001-02-13
CIK 934796

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ----------------

                                 Form 10-QSB
                               ---------------
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2000

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
                                (604) 873-3847
                         ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                  ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2000.

         Class                           Outstanding at December 31, 2000
         ------                       ---------------------------------------
Common Stock, $0.0001 Par Value                      $2,020,200

                     MEGACHAIN.COM, LTD. AND SUBSIDIARIES
               (FORMERLY FORMQUEST INTERNATIONAL, LTD; FORMERLY
                       NORTHERN LIGHTS SOFTWARE, LTD.)
                                    INDEX

                                                                                                 Page Number
                                                                                                 -----------------
Part I.  Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets --                                               3
                  December 31, 2000 (unaudited) and June 30, 2000

                  Condensed Consolidated Statements of Operations (unaudited) --                         4
                  Three and Six Months Ended December 31, 2000 and 1999

                  Condensed Consolidated Statements of Stockholders' Equity --                           5
                  Six Months Ended December 31, 2000 (unaudited)

                  Condensed Consolidated Statements of Cash Flows (unaudited) --                         6
                  Six Months Ended December 31, 2000 and 1999

                  Notes to Condensed Consolidated Financial Statements (unaudited)                       7

         Item 2.  Management's Discussion and Analysis of Financial                                      9
                  Condition and Results of Operations

Part II.  Other Information                                                                              9

         Item 1. Legal Proceedings                                                                       9

         Item 2. Changes in Securities and Use of Proceeds                                               10

         Item 3. Defaults upon Senior Securities                                                         10

         Item 4. Submission of Matters to a Vote of Security Holders                                     10

         Item 5. Other Information                                                                       10

         Item 6. Exhibits and Reports                                                                    10

                      MEGACHAIN.COM. LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                   December 31,      June 30,
                                                                      2000             2000
           ASSETS                                                  (Unaudited)       (Audited)
                                                                 ----------------    ---------
CURRENT ASSETS
    Cash                                                               $  93,401     $ 155,106
    Miscellaneous receivables                                              3,796         4,382
    Prepaid expenses                                                           -         1,011
                                                                       ---------     ---------

                                                                          97,197       160,499

PROPERTY AND EQUIPMENT - Net                                              37,003        41,997

INTANGIBLE ASSETS, NET                                                   187,500       217,500
                                                                       ---------     ---------


TOTAL ASSETS                                                           $ 321,700     $ 419,996
                                                                       =========     =========

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Account payable and accrued expenses                               $ 137,258     $  10,893
                                                                       ---------     ---------

TOTAL CURRENT LIABILITIES                                                137,258        10,893
                                                                       ---------     ---------

    STOCKHOLDERS' EQUITY

PREFERRED STOCK; $.0001 par value; 5,000,000 shares
  authorized: and no shares issued and outstanding                             -             -

COMMON STOCK; $.0001 par value; 30,000,000  shares
  authorized; 1,195,200 shares issued and 1,020,200
  shares outstanding as of December 31, 2000
  and 982,700 shares  issued and 807,700 shares                              102            81
  outstanding as of June 30, 2000

ADDITIONAL PAID-IN CAPITAL                                             3,187,699     2,762,720

ACCUMULATED DEFICIT                                                   (2,998,885)   (2,357,117)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                             (4,474)        3,419

LESS: TREASURY STOCK - 175,000 shares at cost
                                                                               -             -
                                                                       ---------     ---------
TOTAL STOCKHOLDERS' EQUITY                                               184,442       409,103
                                                                       ---------     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 321,700     $ 419,996
                                                                       =========     =========


                            See accompanying notes..

                      MEGACHAIN.COM. LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS










                                              Six Months Ended           Three Months Ended
                                                December 31,                December 31,
                                        --------------------------    -------------------------
                                           2000           1999           2000          1999
                                        -----------    -----------    -----------   -----------
                                        (Unaudited)    (Unaudited)    (Unaudited)   (Unaudited)
EXPENSES
  Professional fees                       $  46,801      $ 94,701      $  25,391     $  35,544
  Selling and marketing                      56,725        70,705         23,467        35,965
  Software development                      419,427        57,375        201,498        20,742
  Management fee                             45,360        45,530         23,031        22,644
  General and administrative expenses        76,433       197,594         37,733        44,887
                                          ---------      --------      ---------      --------

LOSS FROM OPERATIONS                        644,746       465,905        311,120       159,782

INTEREST INCOME                               2,978         9,768          1,298         3,438
                                          ---------      --------      ---------      --------

NET LOSS                                  $ 641,768      $456,137      $ 309,822      $156,344
                                          =========      ========      =========      ========
BASIC AND DILUTED LOSS PER
SHARE OF COMMON STOCK                     $   (0.65)     $  (0.56)     $   (0.31)     $  (0.19)
                                          =========      ========      =========      ========

WEIGHTED AVERAGE SHARES
OUTSTANDING OF COMMON STOCK                 984,783       807,700      1,020,200       807,700
                                          =========      ========      =========      ========


                             See accompanying notes.

                      MEGACHAIN.COM. LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       SIX MONTHS ENDED DECEMBER 31, 2000
                                   (UNAUDITED)



                                             Common Stock          Additional
                                       ------------------------      Paid-In
                                            Shares      Amount       Capital
                                       ------------     -------    ----------
BALANCE AT JUNE 30, 2000                    807,700       $ 81     $2,762,720

Issuance of common stock for
  software development costs                212,500         21        424,979

Net loss for the six months ended
  December 31, 2000                               -          -              -

Foreign currency translation
  adjustments                                     -          -              -

COMPREHENSIVE LOSS                                -          -              -
                                        -----------      -----     ----------

BALANCE AT DECEMBER 31, 2000              1,020,200      $ 102     $3,187,699
                                        ===========      =====     ==========

                                                       Accumulated
                                                         Other
                                         Accumulated  Comprehensive     Treasury    Comprehensive
                                          Deficit        Income           Stock         Loss
                                       -------------  ---------------   --------   ---------------
BALANCE AT JUNE 30, 2000               $ (2,357,117)     $  3,419         $  -      $        -

Issuance of common stock for
  software development costs                      -             -            -               -

Net loss for the six months ended
  December 31, 2000                        (641,768)            -            -        (641,768)

Foreign currency translation
  adjustments                                     -        (7,893)           -          (7,893)
                                                                                    ----------
COMPREHENSIVE LOSS                                -             -            -      $ (649,661)
                                       ------------      --------         ----      ==========

BALANCE AT DECEMBER 31, 2000           $ (2,998,885)     $ (4,474)        $  -
                                       ============      ========         ====

                             See accompanying notes.

                      MEGACHAIN.COM. LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Six Months Ended
                                                                         December 31, 2000
                                                                    --------------------------
                                                                        2000          1999
                                                                    -------------  -----------
                                                                     (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                            $(641,768)    $(456,137)
   Adjustments to reconcile net loss to net cash
      used in operating activities
       Issuance of common stock options for consulting expense                 -        98,000
       Issuance of common stock for software development costs           419,427             -
       Depreciation and amortization                                      34,603        31,442
   Changes in assets and liabilities
       (Increase) decrease in
           Miscellaneous receivables                                         586        (9,259)
           Prepaid expenses                                                1,011        18,244
       (Increase) decrease in
           Accounts payable and accrued expenses                         126,365        (6,721)
                                                                       ---------     ---------

       Net cash used in operating activities                             (59,776)     (324,431)

CASH FLOWS FROM INVESTING ACTIVITIES
       Capital expenditures                                                    -        (3,625)

EFFECTS OF EXCHANGE RATES ON CASH                                         (1,929)        3,172
                                                                       ---------     ---------

NET DECREASE IN CASH                                                     (61,705)     (324,884)


CASH - BEGINNING OF PERIOD                                               155,106       713,874
                                                                       ---------     ---------

CASH - END OF PERIOD                                                   $  93,401     $ 388,990
                                                                       =========     =========

                             See accompanying notes.

                      MEGACHAIN.COM. LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 1 - INTERIM PERIODS

The unaudited information has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects normal recurring adjustments necessary for a fair presentation of the information for the period presented.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. These financial statements should be read in conjunction with the financial statements and notes for the year ended June 30, 2000, included in the Form 10-SB.

The results of operations for the three month and six month periods ended December 30, 2000 and 1999 are not necessarily indicative of operating results for the full year.


NOTE 2 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Megachain.Com (the "Company") and its Subsidiaries. All material intercompany balances and intercompany transactions have been eliminated.


NOTE 3 - MANAGEMENT PLANS

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The company has developed software for the enhancement of sales on the internet and has not received any revenues from operations. In addition, as of December 31, 2000 the Company has a negative working capital of $40,061. These factors raise substantial doubt about the ability of the company to continue as a going concern.

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

At present the Company is expending approximately $12,000 per month to maintain its base of operations. CEO, Mr. Tom Lavin, along with associates Mr. Steele, Mr. W.C. Lavin and Corporate Counsel Mr. Breitman, have chosen to continue to pursue Company business despite the lack of capital. The Company's current inability to raise additional financing prompted the Board of Directors to resolve that all fees charged by the Lavins, Mr. Steele and Mr. Breitman be deferred as of July 1, 2000. Chief programmer, Mr. Mayzel, stays on as the Company's sole employee. It is the intention of management to raise needed capital through private placement financing. However there can be no assurance that the Company will have sufficient capital to support operations and implement its business plan.

The balance sheet does not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

                      MEGACHAIN.COM. LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999






NOTE 4 - COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", beginning July 1, 1998. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The component of comprehensive income (loss) consists of foreign currency translation adjustments of $(7,893) and $(8,939) for the six months ended December 31, 2000 and 1999.


NOTE 5 - STOCKHOLDERS' EQUITY

Common Stock
Effective as of December 28, 2000, the Company implemented a 1 for 20 reverse split of its common stock and began trading under the new stock symbol "MGCC". All amounts of the Company's common stock presented in these financial statements and notes have been retroactively restated to give effect to this reverse split.

Stock Options
In August 1999, the Board of Directors approved the establishment of a stock option plan and 41,250 options were granted, expiring in five years, to purchase 41,250 shares of common stock at an exercise price of $15.00, which represents the fair value of the common stock at date of grant. 17,500 options were granted to non-employees and 23,750 options were granted to officers and non-employee members of the Board of Directors. As permitted under SFAS No. 123, the Company accounts for stock options granted to officers, employees and non-employee members of the Board of Directors as prescribed under Accounting Principles Board Opinion No. 25 which recognizes compensation cost based upon the intrinsic value of the equity award. Accordingly, no compensation expense was recognized for such equity awards.

However, in accordance with SFAS No. 123, compensation cost associated with the 17,500 stock options granted to non-employees was accounted for based on the fair value at the date of grant estimated using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 60%, and a risk-free interest rate of 5.5%. The Black-Scholes model valued these options at a total of $98,000, which was charged to operations for the six months ended December 31, 1999.


NOTE 6 - SUBSEQUENT EVENTS

In January 2001, the Company issued 180,000 shares of common stock to two consulting firms for on-going services commencing in January 2001. These shares were valued at $36,000 and were reflected as prepaid expenses at time of issuance. These costs will be charged to consulting expense as the services are incurred.


In January 2001, the Company issued 20,000 shares of common stock, valued at $4,000 for legal services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements appearing elsewhere in this report.

Quarter ended December 31, 2000

Revenue:
There was no revenue during the fiscal quarter ended December 31, 2000 since the Company is in a development stage.

Cost of Revenue:

Software Development Expenses:
During the quarter ended December 31, 2000 the Company incurred $201,498 and $417,427 respectively in software development costs associated with the operations of the B.C. subsidiary. This is an increase of $180,756 and $362,052 over fiscal 1999. The increase is due to the costs incurred to modify the system to support running multiple clients on one server consistent with the Company's objective to become an ASP. Most of these increased costs were satisfied through the issuance of stock in the Company to the developers.

Selling and Marketing Expenses:
Selling and Marketing expenses of $23,467 for the quarter and $56,725 for six months ended December 31, 2000 consisted of marketing consulting, promotional and travel expenses.

General Administrative Expenses:
General and administrative expenses for the quarter and six months ended December 31, 2000 were $37,733 and $76,433 respectively, a decrease of $7,154 and $121,161 over fiscal 1999. The decrease was due to reduced staffing, office costs and consulting.

Description of Property:
The Company presently maintains its principal place of business at 34 West 8th Avenue, Vancouver, British Columbia, Canada V5Y 1M7. The premises is leased on a month-to-month basis at a fair market value price of $1,000 from Blue Wave Productions Ltd. Megachain's offices occupy approximately 50 percent of the facility.

Liquidity:
The Company presently has a working capital deficit. It is the intention of Management to raise additional capital required through private placement. There are no assurances that the Company will have sufficient capital to support operations and implement its business plan.

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


Item 2.  Changes in Securities and Use of Proceeds

Effective as of December 28, 2000, the Company implemented the reduction in the total number of outstanding shares of Common Stock of the Company at the ratio of one new share for every twenty (20) old shares. As of December 28, 2000 the number of outstanding shares of Common Stock of the Company was 20,404,000 shares. After reduction, the total number of outstanding shares of Common Stock of the Company became approximately 1,020,200. As part of the reduction, the trading symbol of the Company changed from "MGCN" to "MGCC".

The decision to reduce the number of outstanding shares of Common Stock of the Company was made by the board of directors upon the belief that the Company will become more attractive to individuals and institutional investors as well as investment bankers if there are fewer shares outstanding and each share trades at a proportionally higher price.

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

                             MEGACHAIN.COM, LTD.


                                            /s/ TOM LAVIN, PRESIDENT
                                            ------------------------
Date:  February 8, 2001                     Tom Lavin, President