Form 10QSB
period 2001-03-31
MEGACHAIN COM LTD
filed 2001-05-14
CIK 934796

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                   Form 10-QSB
                                 ---------------

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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
                          ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2001.

                 Class                          Outstanding at March 31, 2001
                 -----                          -----------------------------
    Common Stock, $0.0001 Par Value                       $1,220,200

                      MEGACHAIN.COM, LTD. AND SUBSIDIARIES
                (FORMERLY FORMQUEST INTERNATIONAL, LTD; FORMERLY
                         NORTHERN LIGHTS SOFTWARE, LTD.)
                                      INDEX

                                                                                                Page Number
                                                                                                -----------
Part I.    Financial Information

           Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheets --                                          3
                    March 31, 2001 (unaudited) and June 30, 2000

                    Condensed Consolidated Statements of Operations (unaudited) --                    4
                    Three and Nine Months Ended March 31, 2001 and 2000

                    Condensed Consolidated Statements of Stockholders' Equity --                      5
                    9 months ended March  31, 2001 (unaudited)

                    Condensed Consolidated Statements of Cash Flows (unaudited) --                    6
                    Nine Months Ended March 31, 2001 and 2000

                    Notes to Condensed Consolidated Financial Statements (unaudited)                  7

           Item 2.  Management's Discussion and Analysis of Financial                                 9
                    Condition and Results of Operations

Part II.   Other Information                                                                          9

           Item 1. Legal Proceedings                                                                  9

           Item 2. Changes in Securities and Use of Proceeds                                         10

           Item 3. Defaults upon Senior Securities                                                   10

           Item 4  Submission of Matters to a Vote of Security Holders                               10

           Item 5  Other Information                                                                 10

           Item 6  Exhibits and Reports                                                              10

                      MEGACHAIN.COM. LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                      March 31, 2001     June 30,2000
                                                                                        (Unaudited)        (Audited)
                                                                                        -----------        ---------
              ASSETS

CURRENT ASSETS
     Cash                                                                               $  62,775          $155,106
     Miscellaneous receivables                                                              3,585             4,382
     Prepaid expenses                                                                      30,000             1,011
                                                                                        ---------          --------
                                                                                           96,360           160,499

PROPERTY AND EQUIPMENT - Net                                                               32,987            41,997

INTANGIBLE ASSETS - Net                                                                   172,500           217,500
                                                                                        ---------          --------

TOTAL ASSETS                                                                            $ 301,847          $419,996
                                                                                        =========          ========
              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Account payable and accrued expenses                                               $ 191,781          $ 10,893
                                                                                        ---------          --------

TOTAL CURRENT LIABILITIES                                                                 191,781            10,893
                                                                                        ---------          --------
STOCKHOLDERS' EQUITY

PREFERRED STOCK; $.0001 par value; 5,000,000 shares authorized;  no
shares issued and outstanding                                                                   -                 -

COMMON STOCK; $.0001 par value; 30,000,000 shares authorized; 1,395,200 shares issued and 1,220,200 shares outstanding as of March 31, 2001 and
982,700 shares issued and 807,700 shares outstanding as of June 30, 2000                      122                81

ADDITIONAL PAID-IN CAPITAL                                                              3,227,679         2,762,720

ACCUMULATED DEFICIT                                                                    (3,102,985)       (2,357,117)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                                             (14,750)            3,419

LESS: TREASURY STOCK - 175,000 shares at cost                                                   -                 -
                                                                                        ---------          --------

TOTAL STOCKHOLDERS' EQUITY                                                                110,066           409,103
                                                                                        ---------          --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 301,847         $ 419,996
                                                                                        =========         =========









                           See the accompanying notes.

                      MEGACHAIN.COM. LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)












                                                          Nine Months Ended                  Three Months Ended
                                                               March 31,                          March 31,
                                                    ----------------------------       ----------------------------

                                                       2001              2000             2001              2000
                                                    ----------       -----------       ----------        ----------
EXPENSES
   Professional fees                                $   70,796       $   121,681       $   23,995        $   26,980
   Software development                                409,113            57,333          (10,314)              (42)
   Selling and marketing                                78,735            95,826           22,010            25,121
   Management fee                                       66,039            67,402           20,679            21,872
   General and administrative expenses                 124,691           252,210           48,258            54,616
                                                    ----------       -----------       ----------        ----------
LOSS FROM OPERATIONS                                   749,374           594,452          104,628           128,547

INTEREST INCOME                                          3,506            14,299              528             4,531
                                                    ----------       -----------       ----------        ----------
NET LOSS                                            $  745,868       $   580,153       $  104,100        $  124,016
                                                    ==========       ===========       ==========        ==========
BASIC AND DILUTED LOSS PER
    SHARE OF COMMON  STOCK                          $    (0.74)      $     (0.72)      $    (0.10)       $    (0.15)
                                                    ==========       ===========       ==========        ==========
WEIGHTED AVERAGE SHARES
    OUTSTANDING OF COMMON
    STOCK                                            1,005,478           807,700        1,046,867           807,700
                                                    ==========       ===========       ==========        ==========

                             See accompanying notes.

                      MEGACHAIN.COM. LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED MARCH 31, 2001
                                  (UNAUDITED)






                                                    Common Stock              Additional
                                             -------------------------         Paid-In        Accumulated
                                             Shares             Amount         Capital          Deficit
                                             ------             ------       ----------       -----------
BALANCE AT JUNE 30, 2000                       807,700          $   81       $2,762,720       $(2,357,117)

Issuance of common stock for services
  performed                                    232,500              23          428,977                 -

Issuance of common stock for prepaid           180,000              18           35,982                 -
   consulting services

Net loss for the nine months ended
   March 31, 2001                                    -               -                -          (745,868)

Foreign currency translation adjustments             -               -                -                 -

COMPREHENSIVE LOSS                                   -               -                -                 -
                                             ---------            ----       ----------       ------------

BALANCE AT MARCH 31, 2001                    1,220,200          $  122       $3,227,679       $(3,102,985)
                                             =========            ====       ==========       ============



                                                Accumulated
                                                   Other
                                               Comprehensive         Treasury    Comprehensive
                                               Income (Loss)          Stock          Loss
                                              --------------         --------    ------------
BALANCE AT JUNE 30, 2000                          $    3,419           $  -      $       -

Issuance of common stock for services
  performed                                                -              -              -

Issuance of common stock for prepaid                       -              -              -
   consulting services

Net loss for the nine months ended
   March 31, 2001                                          -              -       (745,868)

Foreign currency translation adjustments             (18,169)             -        (18,169)
                                                                                 ----------
COMPREHENSIVE LOSS                                         -              -      $(764,037)
                                                   ---------           ----      ==========

BALANCE AT MARCH 31, 2001                          $ (14,750)          $  -
                                                   =========           ====



                             See accompanying notes.

                      MEGACHAIN.COM. LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                              Nine Months Ended
                                                                                                  March 31,
                                                                                       -----------------------------
                                                                                           2001              2000
                                                                                       -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                             $(745,868)        $(580,153)
   Adjustments to reconcile net loss to net cash
      used in operating activities
        Issuance of common stock options for consulting expense                                 -            98,000
        Issuance of common stock for services performed                                   413,113                 -
        Depreciation and amortization                                                      51,767            47,967
   Changes in assets and liabilities
        Decrease in
              Miscellaneous receivables                                                       558                44
              Prepaid expenses                                                              6,982            17,207
        Increase (decrease) in
              Accounts payable and accrued expenses                                       185,809           (10,106)
                                                                                        ---------         ---------
        Net cash used in operating activities                                             (87,639)         (427,041)

CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures                                                                    -           (35,842)

EFFECTS OF EXCHANGE RATES ON CASH                                                          (4,692)            4,506
                                                                                        ---------         ---------
NET DECREASE IN CASH                                                                      (92,331)         (458,377)

CASH - BEGINNING OF PERIOD                                                                155,106           713,874
                                                                                        ---------         ---------
CASH - END OF PERIOD                                                                    $  62,775         $ 255,497
                                                                                        =========         =========
SUPPLEMENTAL DISCLOSURE OF NONCASH
   INVESTING AND FINANCING ACTIVITY

   Issuance of common stock for prepaid consulting services                             $  36,000         $       -
                                                                                        =========         =========





                             See accompanying notes.

                      MEGACHAIN.COM. LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000






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

The results of operations for the three month and nine month periods ended March 1, 2001 and 2000 are not necessarily indicative of operating results for the full year.


NOTE 2 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Megachain.Com (the "Company") and its Subsidiaries. All material intercompany balances and intercompany transactions have been eliminated.


NOTE 3 - MANAGEMENT PLANS

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The company has developed software for the enhancement of sales on the internet and has not received any revenues from operations. In addition, as of March 31, 2001 the Company has a negative working capital of $95,421. These factors raise substantial doubt about the ability of the company to continue as a going concern.

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

At present the Company is expending approximately $12,000 per month to maintain its base of operations. Chief Executive Officer, Mr. Tom Lavin, along with associates Mr. Steele, Mr. W.C. Lavin and Corporate Counsel, Mr. Breitman, have chosen to continue to pursue Company business despite the lack of capital. The Company's current inability to raise additional financing prompted the Board of Directors to resolve that all fees charged by the Lavins, Mr. Steele and Mr. Breitman be deferred as of July 1, 2000. Chief programmer, Mr. Mayzel, stays on as the Company's sole employee. It is the intention of management to raise needed capital through private placement financing. However there can be no assurance that the Company will have sufficient capital to support operations and implement its business plan.

The balance sheet does not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

                      MEGACHAIN.COM. LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000






NOTE 4 - COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", beginning July 1, 1998. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The component of comprehensive income (loss) consists of foreign currency translation adjustments of $(18,169) and $5,043 for the nine months ended March 31, 2001 and 2000.


NOTE 5 - STOCKHOLDERS' EQUITY

Common Stock
Effective as of December 28, 2000, the Company implemented a 1 for 20 reverse split of its common stock and began trading under the new stock symbol "MGCC". All amounts of the Company's common stock presented in these financial statements and notes have been retroactively restated to give effect to this reverse split.

In August 2000, the Company issued 212,500 shares (post-split) of restricted common stock to two consulting firms for ongoing services that commenced in July 2000. These shares were valued at $425,000 and were reflected as deferred consulting fees at time of issuance. These consulting fees were charged to operations as software development through December 31, 2000.

In January 2001, the Company issued 180,000 shares of common stock to two consultants for on-going services commencing in January 2001. These shares were valued at $36,000 and were reflected as prepaid expenses at time of issuance. These costs will be charged to consulting expense as the services are incurred.

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

Quarter ended March 31, 2001

Revenue:
There was no revenue during the fiscal quarter ended March 31, 2001 since the Company is in a development stage.

Cost of Revenue:

Software Development Expenses:
During the quarter ended March 31, 2001 the company did not incur any software development costs. The reduction of $10,314 is due to foreign exchange fluctuations in the quarter. During the nine months ended March 31, 2001 the Company incurred $409,113 in software development costs associated with the operations of the B.C. subsidiary. This is an increase of $351,780 over fiscal 2000. The increase is due to the costs incurred to modify the system to support running multiple clients on one server consistent with the Company's objective to become an ASP. Most of these increased costs were satisfied through the issuance of stock in the Company to the developers.

Selling and Marketing Expenses:
Selling and Marketing expenses of $22,010 for the quarter and $78,735 for the nine months ended March 31, 2001 consisted of marketing consulting, promotional and travel expenses.

General Administrative Expenses:
General and administrative expenses for the quarter and nine months ended March 31, 2001 were $48,258 and $124,691 respectively a decrease of $6,358 and $127,519 over fiscal 2000. The decrease was due to reduced staffing, office costs and consulting.

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

In January 2001, the Company issued 180,000 shares of Common Stock of the Company to two consultants for on-going services commencing in January 2001.

In January 2001, the Company issued 20,000 shares of Common Stock of the Company for legal services.


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


                                       MEGACHAIN.COM, LTD.


                                        /s/ Tom Lavin
                                       -------------------------------------
Date: May 8, 2001                      Tom Lavin, President