Form 10KSB
period 2001-06-30
MEGACHAIN COM LTD
filed 2001-09-24
CIK 934796

FORM 10KSB


                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C 20549

                                 FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended June 30, 2001

                             MegaChain.com, Ltd.
                 -------------------------------------------
                               (Name of Issuer)


            Delaware                                     11-3177042
-------------------------------                     --------------------
(State or other jurisdiction of                        (IRS employer
 incorporation or organization)                    identification number)



 34 West 8th Avenue Vancouver, BC, CANADA                  V5Y 1M7
------------------------------------------              --------------
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number (604) 873-3847
                              ---------------

Securities to be registered pursuant to 12(b) of the Act:

                             Title of each class
                        Name of each exchange on which
                             To be so registered
                        each class is to be registered

None                                    None
---------------                    ---------------

None                                    None
---------------                    ---------------


Securities to be registered pursuant to Section 12(g) of the Act:

                       Common stock, Par Value $0.0001
                 ---------------------------------------------
                               (Title of class)

                                Not Applicable
                 ---------------------------------------------
                               (Title of class)

                                    INDEX

                                                                            PAGE NO.
PART I   DESCRIPTION OF BUSINESS

Item 1   Description of Business
Item 2   Management Discussion and Analysis or Plan of Operation
Item 3   Description of Property
Item 4   Security Ownership of Certain Beneficial Owners and Management
Item 5   Directors, Executive Officers, Promoters And Control Persons
Item 6   Executive Compensation
Item 7   Certain Relationships and Related Transactions
Item 8   Legal Proceedings
Item 9   Market for Common Equity and Related Stockholder Matters
Item 10  Recent Sales of Unregistered Securities
Item 11  Description of Securities
Item 12  Indemnification of Officers and Directors
Item 13  Financial Statements and Exhibits
Item 14  Changes In and Disagreements with Accountants on Accounting and
Financial Disclosure

PART II  FINANCIAL INFORMATION
           Financial Statements and Exhibits
             INDEPENDENT AUDITORS' REPORT                                       F-1
             CONSOLIDATED BALANCE SHEETS                                        F-2
             CONSOLIDATED STATEMENTS OF OPERATIONS                              F-3
             CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                 EQUITY (DEFICIT)                                               F-4
             CONSOLIDATED STATEMENTS OF CASH FLOWS                              F-5
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         F-7-13

PART III  EXHIBITS

Exhibit       SEC Ref.           Title of Document
Page
  No.           No.
  *1         (3)(i),(4)       Certificate of Incorporation, as amended
  *2          (3)(ii)         By-Laws
  *3           (10)           Form of Options granted to Executive
                               Officers
  *4           (10)           Form of Options granted to Consultants
  *5           (21)           Subsidiaries
  *6           (10)           Management Agreement
  *7           (10)           Option Agreement
  *8           (10)           Option Agreement for EEC
  *9           (10)           Licence Agreement for UK
  *10          (10)           New Option Agreement for EEC
  *11          (10)           Engagement of Services
  *12          (10)           Engagement of Services
   13          (10)           Consulting Agreement with Samuel Skipper
   14          (10)           Consulting Agreement with Stuart Brazier

     - Previously filed with the Company's Registration Statement on Form 10-SB/A filed March 16, 2000 or the Company's Form 10-KSB for the fiscal year ended June 30, 2000.

     -
SIGNATURES




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

In September 1996, the Company acquired Northern Lights Software, Ltd., a New York Corporation that provided training and consulting services to SQL Server Datatbases ("Northern NY"), by issuing 8,000,000 shares of its common stock in exchange for 7,000,000 issued and outstanding shares of Northern NY.

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

In February, 1999 the Company acquired all of the issued and outstanding shares of 573795 BC Ltd. ("573795"), a company incorporated in October of 1998 and organized under the laws of the Province of British Columbia, Canada by issuing 6,000,000 common shares to 573795's shareholders. Messrs Bill and Tom Lavin were the sole shareholders of 573795. Subsequent to the acquisition Messrs Lavin owned approximately 46 percent of the issued and outstanding stock of Formquest.

In April, 1999, the Company completed the sale of 2,000,000 shares of common stock at a price of $0.50 per share resulting in $958,000. The Company also changed its name to MegaChain.com Ltd.

In August, 1999, the shareholders authorized an additional 10,000,000, $0.0001 par value common shares as well as the creation of 5,000,000, $0.0001 par value preferred shares without attributes.

Effective as of December 28, 2000, the Company implemented a 1 for 20 reverse split of its common stock and began trading under the new stock symbol, "MGCC".

Effective as of June 26, 2001, the Company implemented a 1 for 4 reverse split of its common stock and began trading under the new stock symbol, "MGCA".

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

Management anticipates that the MegaChain system will allow agents with personal email lists of their own [such as are contained in contact management software packages like 'Outlook' and 'Maximizer'], to easily add existing lists to their MegaChain email list.

The email direct marketing field is rapidly becoming more competitive. There are a growing number of businesses that seek to create 'permission-based', opt-in' or 'specific interest' targeted- email advertising services. To date, the Company is aware of only one other competitor that is addressing the need for a software system that tracks multi-tiered, commission based referrals. The Company believes the MegaChain software, by virtue of the fact that it can create revenue streams for any existing company with a database [as well as individuals], is positioned well to compete with other email direct marketing programs.

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

Email received from a friend, relative or business acquaintance has a greater likelihood of being read than does unsolicited Email. MegaChain's clients have the unique advantage of having their advertisements sent by agents to a group of individuals with whom the agent has a personal relationship and whom the agent believes may have an interest in the content of the advertisement. The advertiser only pays for certified referrals [an individual registering on the advertiser's web page as a result of the MegaChain system].

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

Detailed Breakdown of the MegaChain Software Suite

The first step in creating an effective Multi-Level Marketing program is to recruit a sales force. MegaChain refers to the sales force as "agents".

In addition to introducing their personal contacts to new products, the primary objective of agents is to recruit their own eChain network. To assist agents in achieving this objective, MegaChain suggests that vendors provide agents a recruiting email, which explains the benefits of the vendor's Program. agents download this email from the vendor web site and then forward it to their contacts.

The email is uniquely coded so that when contacts respond to become agents they will be added to the recruiting agent's eChain. An "eChain" is an agent's Multi-Level Marketing email chain, which includes the contacts in their personal database and any agents that they have recruited. The recruiting agent will share in the revenues from all qualified referrals or products purchased through the new agent's eChain. Moreover, when agents create their own eChain, the initial recruiting agent continues to share in these revenues as explained in the commission structure section.

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

Individuals may also sign up directly to become agents on the vendor web site. agents recruited in this manner become part of the vendor's eChain.

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

MegaHit

MegaHit's function is to send qualified referrals to a vendor's clients. When A vendor contracts with a client, the client's product information is added to the vendor database. This database captures the product description, the commission structure (e.g. number of levels and percentage on which commissions are paid) and the product campaign email, which has been created to sell the product.

A campaign opportunity package, which includes details about the product, the commission structure and the product campaign email attachment, will then be emailed to the vendor's agents. Agents will also be able to search the vendor's inventory of campaigns by category. This will give the agent the ability to target a specific portion of his eChain.

If agents are interested in participating in the product campaign, they will only need to download and forward the email attachment to their eChain. Each product campaign that agents email is uniquely coded ensuring they will be credited with all resulting commissions earned from their eChain.

When an individual from an agent's eChain clicks on the product campaign email and visits the advertiser's web site they are registered as a qualified referral. The commission from this qualified referral is credited to the appropriate agent's account.

Agents will have access to their account information using a reporting module accessed by a user ID and password. This module will allow them to view their entire eChain, the various campaigns promoted and all commissions earned to date.

Commissions

MegaChain retains a percentage of the gross commission paid by the vendor, and then distributes the remainder as agent commissions. In a four level example, agent 1 receives 25% of the fee the vendor is prepared to pay for each of his eChain members who respond to the vendor's promotional email. If one of agent 1's eChain members becomes an agent, "agent 2", and forwards the promotional email to a friend who, in turn, visits the advertiser's web site, agent 2 would receive 25% of the Fee while agent 1 receives 12%. To illustrate the complete cycle, agent 2 then signs up agent 3 who signs up agent 4. Assuming one of agent 4's eChain members responds to a promotional email, 25% of the Fee goes to agent 4, 12% to agent 3, 6% to agent 2 and 3% to agent 1. Agents 1, 2 and 3 have earned commissions from agent 4's efforts. In the event that none of agent 1's eChain members opt to become agents the vendor only pays 25% of the fee he would pay normally. The MegaChain system will record all certified referrals, calculate all commissions and provide each agent with a record of commissions earned.

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

Moreover, the laws of some countries do not offer the same protection to the Company's proprietary rights, as do those of the United States and Canada. There can be no assurance that legal protections relied upon by the Company to protect its proprietary position will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to those utilized by the Company. It is the intention of the company to apply for patent protection of its Internet multi-level marketing "business method". Management believes that the MegaChain.com Internet multi-level marketing business method is novel as well as non-obvious, and meets the other requirements of clarity and support required for being patentable.

Government Regulation

Based upon its experience and knowledge of the industry, management believes that its products will comply with applicable regulations in the markets, which the company has targeted for sales, however, there can be no assurances that future regulations or laws will not be adopted. Management further believes that there are no federal or state regulations that may adversely affect the company's "relationship marketing system".

Management is of the opinion that the company's systems does not fall under any statutory definition of a "chain letter" and does not contravene any federal or state statutes or regulations. The company cannot predict the extent or impact of future legislation or regulation by federal, state or local authorities in the United States or foreign countries. Sales of the company's products in foreign jurisdictions may require the approval of domestic and foreign regulatory agencies, which may impede or preclude the company's efforts to penetrate such markets.


ITEM 2.   Management's Discussion and Analysis or Plan of Operation

Plan of Operation

On April 6, 1999, in connection with a Rule 504 offering, the Company issued 2,000,000 shares of common stock in exchange for net proceeds of $958,000.

Research and development activities commenced during April of 1999. The expenditures relating to research and development in fiscal 2000, totaled $56,770 and in fiscal 2001 totaled $417,270 as reported in the Consolidated statement of Operations.

The Company is devoting substantially all of its present efforts to establishing its business, and, although certain planned operations have commenced, there have been no significant revenues derived there from.

Efforts towards the next phase, sales and marketing, continue. MegaChain's plan of operations for the next 12 months includes the following elements.

A] Increasing traffic to the MegaChain web site.

In order to proliferate public awareness of the Megachain website, our web master has created a template of 'key words' that are recognized by all major search engines. These 'key words' are specific to the type of vendors we feel will be most interested in incorporating the MegaChain software into their own sales and marketing efforts.

B] Enlisting independent sales companies who will represent the MegaChain software, on a commission basis, to interested vendor parties.

C] Increasing affiliate vendors.

To this end, MegaChain's sales force has been contacting web vendors of goods and services to offer them the opportunity of creating megachain email incentives. The response has been positive because the megachain system, being predicated on the 'pay only upon results' principle, holds no risk.

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

E] Future Plans.

Although the company's software product is ready to be sold as a stand-alone data base management system, a considerable sales and marketing budget is required to introduce it into the marketplace. At present, the company has not sufficient funds to apply towards this end. As a result, management is devoting substantially all of its present efforts towards locating a suitable merger or acquisition candidate that will provide necessary funds, strategic symbiosis and expertise in order to help the company achieve its goals.


On June 30, 2001 the Company had $37,126 cash and cash equivalents and $252,035 of liabilities. At present the Company is expending approximately $3,700 per month to maintain its skeletal operations including legal and accounting costs related to filings.

The company has agreements with Blue Wave Productions Ltd., a company whose shareholders consist of Messrs Lavin, to provide management and other services. As of July 1, 2000, Blue Wave Productions Ltd. has deferred its fees until such time as the company has the means to pay.

The Company's has reduced or deferred its overhead sufficiently so that cash reserve is sufficient to finance the operating expenses throughout the next fiscal year.

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

On May 1, 2000 the Company entered into an Engagement of Services Agreement with Enterprise CyberSystems Inc. whereby it retained the services of Enterprise CyberSystems Inc. asses various aspects of the MegaChain software and to provide an opinion about the cost and time frame for recreating the software as well as estimate the approximate costs to create the next stage of features to enable the Company to operate as an Application Service Provider ("ASP").

On May 15, 2000, the Company entered into an Engagement of Services Agreement with Terrific Software Inc. whereby it retained the services of Terrific Software Inc. to modify the MegaChain software to enable to Company to operate as an ASP.

In January 2001, the Company issued 145,000 shares of common stock to two consultants, Samuel M. Skipper and Stuart Brazier for on-going services commencing January 1, 2001.

In January 2001, the Company issued 5,000 shares of common stock, valued at $4,000 for legal services.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements appearing elsewhere in this report.

Year ended June 30, 2001



Revenue: There was no revenue during the fiscal year ended June 30, 2001 and June 30, 2000 since the Company is in a development stage.

Cost of Revenue:

Software Development Expenses: During fiscal 2001 the Company incurred $417,270 in software development costs associated with the operations of the B.C. subsidiary. This is an increase of $360,500 over fiscal 2000.

Selling and Marketing Expenses: Selling and Marketing expenses of $106,169 for fiscal 2001 consisted of marketing consulting, promotional and travel expenses.

General Administrative Expenses: General and administrative expenses for fiscal 2001 were $164,504 a decrease of $132,911 over fiscal 2000. The decrease was due to a reduction in staffing and office costs.

ITEM 3.   Description of Property

The Company presently maintains its principal place of business at 34 West 8th Avenue, Vancouver, British Columbia, Canada V5Y 1M7. The premises is leased on a month-to-month basis at a fair market value price of $1,000 from Blue Wave Productions Ltd. Megachain's offices occupy approximately 50 percent of the facility. Blue Wave Productions has deferred charging rent until such time as the Company has sufficient funds to pay.


ITEM 4.   Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of August 30, 2001, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv)each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. The only beneficial owners of more than 5% of the outstanding common stock of which MegaChain is aware are also directors or officers. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                 Common         Options       Percent of
                                 Shares           (1)          Class(2)
Name and Address
Tom Lavin                       37,500          100,000         15.1%
34 West 8th Avenue
Vancouver, BC, Canada
V5Y 1M7

Bill Lavin                      37,500          100,000         15.1%
Half Moon Bay Villas, #4
P.O. Box 1386
Basseterre, St. Kitts

Tom Johnson                         -0-          75,000         0.36%
12478 San Bruno Cove
San Diego, California
92130, USA

Donald Steele                       -0-         100,000         0.49%
6471 Madrona Crescent
West Vancouver, BC, Canada
V7W 2J7

Terrific Software Inc.           50,000              -0-        19.6%
P.O. Box N65,
Nassau, Bahamas


All Executive officers and       75,000         375,000        31.24%
   Directors  as a  Group
(4 persons)

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


ITEM 5.   Directors, Executive Officers, Promoters and Control Persons

(a)  Directors and Executive Officers

        Name                 Age               Position
      ---------             -----         -----------------------
     Tom Lavin               51           President/CEO/Director

     Bill Lavin              50           VP/Director/Secretary

     Tom Johnson             50           VP

     Donald Steele           50           Director

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

In the early 1990's Tom Lavin headed the New England Digital File Transfer Project for the WAT Group of Companies, then founded and took Axion Communications Incorporated public in 1994 via an initial public offering on the Vancouver Stock Exchange. He acted as CEO for Axion Communications, managing over 40 employees and a client base of nearly 15,000 until May, 1997. Prior to his involvement with MegaChain, he consulted independently on a number of high tech and telecom projects.

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

Thomas Johnson is owner and President since 1986 OF Tak Sales Inc., a sales and marketing company located in San Diego. He has been at the forefront of sales and marketing trends for over 25 years and has extensive experience in promoting Multilevel Marketing plans including Amway, Herbalife and Excel. During the last two years he has been actively involved in the development of the creative strategies and marketing material exclusively for internet companies. His efforts have been instrumental in developing the sales and marketing plans of both Winstreak, an on-line internet gaming site and Sharc, a web site that specializes in internet on-line sports contest. Additionally he has consulted for Danken, an Internet email service company. Megachain has engaged Mr. Johnson directly as a consultant and has no contract with his company, Tak Sales. Mr. Johnson spends approximately 10 hours per week promoting Megachain's products to potential customers.

Don Steele is a marketing and corporate development specialist with a background in a variety of industries. During the past five years Mr. Steele has been involved in a number of entrepreneurial ventures. Since 1985 he has acted as President of Don Steele Ltd. doing business as motion picture and television marine services, a company that contracts with film productions houses for labor and equipment for the filming of marine sequences. During 1998 and 1999 he established a Peat Processing operation in Northern Alberta and currently maintains contact with software consultants and developers in the United Kingdom on Megachain's behalf.

There are no family relationships among directors or executive officers except that Bill Lavin is Tom Lavin's father's half brother.

Each director was appointed to fill a position on the Board of Directors until the next ensuing annual general meeting. Messrs Lavin and Steele were first appointed March 15, 1999.


ITEM 6.   Executive Compensation
    Name and Title                  Year                   Salary

None of the Executives received any compensation in the year 2001.



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

Pior to July 1, 2000 Management fees totaling $7,500 per month were paid to Blue Wave Productions Ltd. As of July 1, 2000 payment of management and marketing fees have been deferred. The company currently has one employee. An additional $3,100 per month is paid and continues to be paid to Blue Wave for the use of its premises (rent), support staff and other resources committed by the corporation to the business of the Company including a multi-line telephone answering system and other office equipment.




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

ITEM 9.   Market for Common Equity and Related Stockholder Matters

The Following table sets forth the high and low bid prices of the common stock of the Company reported on the OTC Bulletin Board ("MGCA") since the quarter ending June 30, 2000. The quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions. There is an absence of an established trading market for the Company's common stock, as the market is limited, sporadic and highly volatile the absence of an active market may have an effect upon the high and low prices as reported.

                              High / Low Bid

                     Quarter         High           Low
                     Ending           Bid           Bid
                     6/30/01          .72          .12

                     3/31/01         2.00          .28
                    12/31/00         6.80          .80
                     9/30/00        16.00         6.40

As of September 18, 2001 there were a total of 43 shareholders of record.

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

ITEM 10.  Recent Sales of Unregistered Securities

In February, 1999, the Company acquired all of the issued and outstanding voting shares of the capital stock of 573795 BC Ltd. ("573795")in exchange for 6,000,000 shares of the Company's common stock for the purpose of effecting the acquisition of 573795. No underwriter or broker was involved in the offering, and no commissions were paid on the sale of the shares. The shares were offered and sold in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933.

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

The Company retained the services of Enterprise Cybersystems, Inc. to provide an independent evaluation of the MegaChain Software System. As the Company does not have the capital to pay for this service, it issued 3,125 common shares to Enterprise Cybersystems on August 17, 2000.

The Company retained the services of Terrific Software Inc., to develop the Company's next release of viral marketing software. The new software platform will enable the Company to re-establish its business based upon an industry standard Application Service Provider model. Development on the new software platform commenced in July 2000 and Management anticipates that it will be completed within 180 days of that date. Since the Company does not have the capital to pay for this software development, on August 17, 2000 it issued 50,000 common shares to Terrific Software Inc. for these services.

The Company retained the services of Samuel M. Skipper and Stuart Brazier to advise and consult on the Company's merger and acquisition strategies, investor relations and the Company's business development.

ITEM 11.  Description of Securities

General

The authorized capitalization of MegaChain consists of 30,000,000 shares of common stock, par value $0.0001, and 5,000,000 shares of preferred stock, par value $0.0001. There are 305,050 common shares outstanding and no shares of preferred stock outstanding.




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

Exhibit        SEC Ref.          Title of Document
  No.            No.
   *1          (3)(i),(4)      Certificate of Incorporation, as amended
   *2           (3)(ii)        By-Laws
   *3            (10)          Form of Options granted to Executive
                                Officers
   *4            (10)          Form of Options granted to Consultants
   *5            (21)          Subsidiaries
   *6            (10)          Management Agreement
   *7            (10)          Option Agreement
   *8            (10)          Option Agreement for EEC
  **9            (10)          Licence Agreement for UK
 **10            (10)          New Option Agreement for EEC
 **11            (10)          Engagement of Services
 **12            (10)          Engagement of Services
***13            (10)          Consulting Agreement with Samuel Skipper
***14            (10)          Consulting Agreement with Stuart Brazier

* Previously filed with the Company's Registration Statement on Form 10-SB/A filed March 16, 2000.

* The Financial Data Schedule is presented only in the electronic filing with the Securities and Exchange Commission.

** Previously filed with the Company's Form 10-KSB for the Fiscal Year ended June 30, 2000.

*** Filed herewith.

PART II    FINANCIAL INFORMATION

                      MEGACHAIN.COM. LTD. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000

                      MEGACHAIN.COM. LTD. AND SUBSIDIARIES





                                 C O N T E N T S



                                                                      PAGE
                                                                      ----

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


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         F-6 to F-11

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of MegaChain.Com Ltd.
Vancouver, British Columbia, Canada


We have audited the accompanying consolidated balance sheets of MegaChain.Com, Ltd. and Subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MegaChain.Com, Ltd. and Subsidiaries as of June 30, 2001 and 2000, and the results of their consolidated operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company is currently developing technology and software and has not received any revenue from operations, has suffered recurring losses from operations and has a working capital deficit. These factors raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                       COGEN SKLAR, LLP


BALA CYNWYD, PA
September 7, 2001

                      MEGACHAIN.COM. LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2001 AND 2000


                                                                      2001             2000
                                                                  -----------      -----------
      ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                      $    37,126      $   155,106
   Miscellaneous receivables                                            3,857            4,382
   Prepaid expenses                                                    21,000            1,011
                                                                  -----------      -----------
                                                                       61,983          160,499

PROPERTY AND EQUIPMENT - Net                                           32,067           41,997

INTANGIBLE ASSETS - Net                                               157,500          217,500
                                                                  -----------      -----------

TOTAL ASSETS                                                      $   251,550      $   419,996
                                                                  ===========      ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Account payable and
     accrued expenses                                             $   252,035      $    10,893
                                                                  -----------      -----------


TOTAL CURRENT LIABILITIES                                             252,035           10,893
                                                                  -----------      -----------

      STOCKHOLDERS' EQUITY (DEFICIT)


PREFERRED STOCK; $.0001 par value, 5,000,000 shares
  authorized; and no shares issued and outstanding                         --               --

COMMON STOCK - $.0001 par value; 30,000,000 shares
  authorized; 348,800 shares issued and 305,050 shares
  outstanding as of June 30, 2001 and 245,675 shares
  issued and  201,925 shares outstanding as of June 30, 2000               31               20

ADDITIONAL PAID-IN CAPITAL                                          3,227,770        2,762,781

ACCUMULATED DEFICIT                                                (3,219,051)      (2,357,117)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                          (9,235)           3,419

LESS:  TREASURY STOCK -
  43,750 shares at cost                                                    --               --
                                                                  -----------      -----------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     (485)         409,103
                                                                  -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)              $   251,550      $   419,996
                                                                  ===========      ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      MEGACHAIN.COM. LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


                                              2001           2000
                                           ---------      ---------

EXPENSES
   Professional fees                       $  88,418      $ 156,403
   Selling and marketing                     106,169        121,279
   Software development                      417,270         56,770
   Management fee                             89,585         89,073
   General and administrative expenses       164,504        297,415
                                           ---------      ---------

LOSS FROM OPERATIONS                         865,946        720,940

INTEREST INCOME                                4,012         17,791
                                           ---------      ---------

NET LOSS                                   $ 861,934      $ 703,149
                                           =========      =========

BASIC AND DILUTED LOSS PER SHARE
 OF COMMON STOCK                           $   (3.18)     $   (3.48)
                                           =========      =========


WEIGHTED AVERAGE SHARES
 OUTSTANDING OF COMMON STOCK                 271,456        201,925
                                           =========      =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      MEGACHAIN.COM. LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000




                                                                                                Accumulated
                                                 Common Stock        Additional                   Other
                                           ------------------------    Paid-In    Accumulated  Comprehensive  Treasury Comprehensive
                                             Shares        Amount      Capital      Deficit       Income       Stock         Loss
                                           -----------  -----------  -----------  -----------   -----------    -----    ------------

BALANCE AT JUNE 30, 1999                       201,925  $        20  $ 2,664,781  $(1,653,968)  $        --   $ --      $        --

Common stock options issued for
  consulting expense                                --           --       98,000           --            --     --               --

Net loss for the year ended June 30, 2000           --           --           --     (703,149)           --     --         (703,149)

Foreign currency translation adjustment             --           --           --           --         3,419     --            3,419
                                                                                                                        -----------

COMPREHENSIVE LOSS                                  --           --           --           --            --     --      $  (699,730)
                                           -----------  -----------  -----------  -----------   -----------   ----      ===========


BALANCE AT JUNE 30, 2000                       201,925           20    2,762,781   (2,357,117)        3,419     --      $        --

Issuance of common stock for
  services performed                            58,125            6      428,994           --            --     --               --

Issuance of common stock for
  prepaid consulting services                   45,000            5       35,995           --            --     --               --

Net loss for the year ended June 30, 2001           --           --           --     (861,934)           --     --         (861,934)

Foreign currency translation adjustment             --           --           --           --       (12,654)    --          (12,564)
                                                                                                                        -----------

COMPREHENSIVE LOSS                                  --           --           --           --            --     --      $  (874,498)
                                           -----------  -----------  -----------  -----------   -----------   ----      ===========


BALANCE AT JUNE 30, 2001                       305,050  $        31  $ 3,227,770  $(3,219,051)  $    (9,235)  $ --
                                           ===========  ===========  ===========  ===========   ===========   ====




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      MEGACHAIN.COM. LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000




                                                                  2001           2000
                                                               ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                     $(861,934)     $(703,149)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Issuance of common stock options for
        consulting expense                                            --         98,000
      Issuance of common stock for
        services performed                                       421,270             --
      Depreciation and amortization                               69,202         65,260
      Changes in assets and liabilities
        Decrease in:
          Miscellaneous receivables                                  443          3,556
          Prepaid expenses                                        16,002         17,038
        Increase (decrease) in:
          Accounts payable and accrued expenses                  238,262         (7,197)
                                                               ---------      ---------


      Net cash used in operating activities                     (116,755)      (526,492)


CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                            --        (35,888)


EFFECT OF EXCHANGE RATES ON CASH                                  (1,225)         3,612
                                                               ---------      ---------


NET DECREASE IN CASH AND CASH EQUIVALENTS                       (117,980)      (558,768)


CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                    155,106        713,874
                                                               ---------      ---------


CASH AND CASH EQUIVALENTS - END OF YEAR                        $  37,126      $ 155,106
                                                               =========      =========


SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES

  Issuance of common stock for prepaid consulting services     $  36,000      $      --
                                                               =========      =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      MEGACHAIN.COM. LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000



NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Formquest International, Ltd. ("Formquest"), formerly Northern Lights Software, Ltd. had ceased operations in the first half of 1997 and remained inactive until 1999. In February 1999, Formquest disposed of the assets of its subsidiary, Northern NY, with a stockholders' deficit to an entity controlled by a principal stockholder for the assumption of liabilities. On February 15, 1999, Formquest purchased all of the issued and outstanding shares of 573795 BC Ltd. ("BC"), a corporation organized on October 26, 1998 under the laws of the Province of British Columbia, Canada for 6,000,000 (pre-split) shares of common stock. BC is a development stage company which owns proprietary software for the enhancement of sales on the internet. BC has no prior operations and minimal assets except the technology and software that it will further develop. The acquisition will be accounted for under the purchase method of accounting. The purchase price of $300,000 was allocated to technology and is being amortized on a straight-line basis over five years.

Formquest completed an offering under Regulation D on April 5, 1999 for 2,000,000 shares of common stock for net proceeds of approximately $958,000.

On April 14, 1999 Formquest changed its name to MegaChain.Com, Ltd. ("the Company").


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

Cost of Computer Software
The Company accounts for costs of computer software under the American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," which requires that costs incurred in the preliminary project stage should be expensed as incurred. Costs incurred in the application development stage are capitalized. Post-implementation/operation stage costs such as training and maintenance are expensed as incurred. The impairment of capitalized software costs will be recognized in accordance with SFAS No. 121 if the software is not expected to provide any service potential or when it is no longer probable that the software being developed will be completed and placed in service and the undiscounted cash flow estimated to be generated is less than the carrying amount of the software. The Company's evaluation considers changes in the operating environment and business strategy, competitive information, market trends and operating performance.

                      MEGACHAIN.COM. LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development Costs
Research and development costs are expensed as incurred.

Intangibles
Technology costs are recorded at cost and are amortized using the straight-line method over five years.

Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates based on management's knowledge and experience. Accordingly, actual results could differ from those estimates.

Income Taxes
The Company accounts for its income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Earnings (Loss) Per Share
The Company follows SFAS No. 128, "Earnings Per Share" (EPS), which establishes standards for computing and presenting EPS. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock.

Basic earnings (loss) per share include the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share include the weighted average number of shares outstanding and dilutive potential common shares, such as warrants. Assumed conversion of options and warrants would be antidilutive, therefore, basic and diluted earnings (loss) per share are the same.

Recoverability of Long Lived Assets
The Company follows SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Statement requires that long -lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company is not aware of any events or circumstances which indicate the existence of an impairment which would be material to the Company's annual financial statements.

Comprehensive Income
The Company follows SFAS No. 130, "Reporting Comprehensive Income", which is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The components of comprehensive income (loss) consists of foreign currency translation adjustments of ($9,235) and $3,419 for the years ended June 30, 2001 and 2000.

Cost of Start-up Activities
The Company follows Statement of Positions 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"), which requires costs of start-up activities and organization costs to be expensed as incurred.

                      MEGACHAIN.COM. LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements
In August 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition and also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Also, for previously recognized non-goodwill intangible assets, the useful lives must be reassessed with remaining amortization periods adjusted accordingly, and reflected as a change in accounting principles. Based on the Company's policy for accounting for intangibles, management does not anticipate the adoption of this standard will result in any significant impact on earnings or financial position of the Company.


NOTE 3 - MANAGEMENT PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in
Note 1, the company has developed software for the enhancement of sales on the Internet and has not received any revenue from operations. In addition, the Company has suffered recurring losses from operations and at June 30, 2001 has a working capital deficit of $190,052. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Although the Company's software product is ready to be sold as a stand-alone data base management system, a considerable sales and marketing budget is required to introduce it to the marketplace. At the present, the Company has no funds to apply towards this end. As a result, management is devoting substantially all of its present efforts towards locating a suitable merger or acquisition candidate that will provide necessary funds, strategic symbiosis and expertise in order to help the Company to achieve its goals.

At present the Company is expending approximately $3,700 per month to maintain skeletal operations, including legal and accounting costs related to Securities and Exchange Commission ("SEC") filings. As of September 1, 2001 the Company was compelled, due to lack of funds, to dismiss its sole employee, the chief software programmer. At the present time the Company's cash reserves are sufficient to cover the legal and accounting costs of its required SEC filings.

The balance sheet does not include adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                      2001        2000
                                    -------     -------

Machinery and equipment             $46,318     $47,243
Less: Accumulated depreciation       14,251       5,246
                                    -------     -------

                                    $32,067     $41,997
                                    =======     =======

                      MEGACHAIN.COM. LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000



NOTE 5 - INTANGIBLE ASSETS

Intangible assets consist of the following:


                                      2001         2000
                                    --------     --------

Technology                          $300,000     $300,000
Less: Accumulated amortization       142,500       82,500
                                    --------     --------

                                    $157,500     $217,500
                                    ========     ========


Technology was acquired in 1999 at a cost of $300,000 and is being amortized on a straight-line basis over five years.


NOTE 6 - STOCKHOLDERS' EQUITY

Common Stock
On August 19, 1999, the Board of Directors of the Company approved a resolution that increased the authorized shares of common stock to 30,000,000 shares and changed the par value from $0.001 to $0.0001 per share. Additionally, the company is authorized to issue 5,000,000 shares of preferred stock with a par value to $0.0001 per share.

In August 2000, the Company issued 53,125 shares (post-split) of restricted common stock to two consulting firms on ongoing services that commenced in July 2000. These shares were valued at $425,000 and were reflected as deferred consulting fees at time of issuance. These consulting fees were charged to operations as software development through December 31, 2000.

In January 2001, the Company issued 45,000 shares of common stock to two consultants for on-going services commencing in January 2001. These shares were valued at $36,000 and were reflected as prepaid expenses at time of issuance. These costs will be charged to consulting expense as the services are incurred.

In January 2001, the Company issued 5,000 shares of common stock, valued at $4,000 for legal services.

Effective as of December 28, 2000, the Company implemented a 1 for 20 reverse split of its common stock and began trading under the new stock symbol "MGCC". On June 26, 2001, the Company implemented a 1 for 4 reverse split of its common stock and was trading under the new stock symbol "MGCA". All amounts of the Company's common stock presented in these financial statements and notes have been retroactively restated to give effect to these reverse splits.

Stock Options
In August 1999, the Board of Directors approved the establishment of a stock option plan and 825,000 options were granted, expiring in five years, to purchase 825,000 shares of common stock at an exercise price of $0.75, which represents the fair value of the common stock at date of grant. 350,000 options were granted to non-employees and 475,000 options were granted to officers and non-employee members of the Board of Directors. As permitted under SFAS No. 123, the Company accounts for stock options granted to officers, employees and non-employee members of the Board of Directors as prescribed under Accounting Principles Board Opinion No. 25 which recognizes compensation cost based upon the intrinsic value of the equity award. Accordingly, no compensation expense will be recognized for such equity awards.

                      MEGACHAIN.COM. LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000



NOTE 6 - STOCKHOLDERS' EQUITY (Continued)

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

Warrants
In conjunction with the blank check offering in October 1995, the Company issued 110,000 warrants to the underwriter at a price of $0.001 per warrant. Each warrant entitles the holder to purchase one share of common stock at a price of $0.60 per share for a four year period commencing one year from the effective date of the offering. These warrants expired in October 2000.


NOTE 7 - INCOME TAXES

There is no income tax expense (benefit) for the years ended June 30, 2001 and 2000 due to the following:

Current Tax Provision (Benefit)
For the year ended June 30, 2001, the operating loss cannot be carried back to earlier years.

Deferred Tax Provision (Benefit)
The deferred tax assets, consisting mainly of net operating loss carryforwards, were offset by a valuation allowance. Management believes that a valuation allowance is considered necessary since it is more likely than not that the deferred tax asset will not be realized through future taxable income.

The reconciliation of the statutory federal rate to the Company's effective income tax rate is as follows:


                                         2001           2000
                                      ---------      ---------

Statutory tax provisoin (benefit)     $(293,000)     $(239,000)
Tax differentials on foreign loss        42,000         27,000
Increase in valuation allowance         251,000        212,000
                                      ---------      ---------

                                      $      --      $      --
                                      =========      =========



Under SFAS No. 109, Accounting for Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates.

The components of the net deferred tax assets (liabilities) are as follows:


                                         2001             2000
                                     -----------      -----------

Net operating loss carryforwards     $ 2,488,000      $ 1,626,000
Valuation allowance                   (2,488,000)      (1,626,000)
                                     -----------      -----------

                                     $        --      $        --
                                     ===========      ===========

                       MEGACHAIN.COM LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000



NOTE 7 - INCOME TAXES (Continued)


The use of net operating loss carryforwards is limited when there has been a substantial change in ownership (as defined) during a three year period. Because of the recent and contemplated changes in common stock, options and warrants, such a change may occur in the future. In this event, the use of net operating losses each year would be restricted to the value of the Company on the date of such change multiplied by the federal long term rate ("annual limitation"); unused annual limitations may then be carried forward without this limitation. Also, in the event the business enterprise of the loss corporation is not continued for the two year period commencing on the change date, the net operating loss carryforwards may no longer be available.

At June 30, 2001, the Company had net operating loss carryforwards of approximately $1,079,000 for U. S. income tax purposes, which if not used will expire during the years 2012 through 2016. At June 30, 2001, the Company had net operating loss carryforwards of approximately $1,409,000 for Canadian income tax purposes, which if not used will expire in 2008.


NOTE 8 - RELATED PARTY TRANSACTIONS

The Company accrued a management fee of $89,585 in 2001 and paid a management fee of $89,073 in 2000 to a corporation whose principal stockholders are also stockholders of the company.

The Company leased its office space and office equipment from this corporation for approximately $1,000 per month in 2001 and $1,500 per month in 2000. Also during 2001 and 2000, this corporation paid approximately $63,000 and $103,000 of expenses on behalf of the Company. These expenses consisted mainly of contract labor and telephone expenses. These expenses were fully reimbursed by the Company to this corporation during each year and charged to general and administration expenses.

Amounts due to this corporation and included in accounts payable as of June 30, 2001 and 2000 were approximately $97,000 and $-0-.


NOTE 9 - CONTINGENCIES

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