Form 10QSB
period 2001-09-30
ACOLA CORP
filed 2001-11-19
CIK 934796

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                   Form 10-QSB
                                 ---------------

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to ______

                      Commission File Number [000-30264]
                        --------------------------------

        MegaChain.com, Ltd. (name changed to Acola Corp. October 12, 2001)
        ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                               11-3177042
      -------------------------------              ----------------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)              Identification Number)

                         8303 Southwest Freeway, Suite 950
                                  Houston, Texas 77074
           (Address of principal executive offices including zip code)
                       -----------------------------------

               Registrant's telephone number, including area code:
                                 (713) 270-9499
                          ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X No
                                  ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2001.

                 Class                Outstanding at October 12, 2001
                 -----                ---------------------------------
    Common Stock, $0.0001 Par Value              19,805,065

                      MEGACHAIN.COM, LTD. AND SUBSIDIARIES
                 (FORMERLY FORMQUEST INTERNATIONAL, LTD; FORMERLY
                         NORTHERN LIGHTS SOFTWARE, LTD.)

                               Table of Contents


PAGE
Part I - Financial Information

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets -
        September 30, 2001 (unaudited) and June 30, 2001                      3

        Condensed Consolidated Statements of Operations (unaudited) -
        Three Months Ended September 30, 2001 and 2000                        4

        Condensed Consolidated Statements of Changes in Stockholders' Equity
        (unaudited) - Three Months ended September 30, 2001                   5

        Condensed Consolidated Statements of Cash Flows (unaudited) -
        Three Months Ended September 30, 2001 and 2000                        6

        Notes to Condensed Consolidated Financial Statements (unaudited)      7

Item 2. Management's Discussion and Analysis of Financial                    10
        Condition and Results of Operations

Part II. Other Information

         Item 1. Legal Proceedings                                           11

         Item 2. Changes in Securities                                       11

         Item 3. Defaults upon Senior Securities                             11

         Item 4. Submission of Matters to a Vote of Security Holders         11

         Item 5. Other Information                                           12

         Item 6. Exhibits and Reports                                        12





                     MEGACHAIN.COM, LTD. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                            September 30, 2001     June 30, 2001
                                                (Unaudited)           (Audited)
                                           ------------------     -------------
             ASSETS
CURRENT ASSETS
   Cash and cash equivalents                    $   20,415           $   37,126
   Miscellaneous receivables                         1,815                3,857
   Prepaid expenses                                   -                  21,000
                                               -----------          -----------
                                                    22,230               61,983

PROPERTY AND EQUIPMENT - Net                          -                  32,067

INTANGIBLE ASSETS - Net                               -                 157,500
                                                ----------          -----------
TOTAL ASSETS                                    $   22,230           $  251,550
                                                 ==========          ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses        $   16,161           $  252,035
                                                ----------           ----------

TOTAL CURRENT LIABILITIES                           16,161              252,035
                                               -----------           ----------
             STOCKHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK; $.0001 par value,
   5,000,000 shares authorized;
   and no shares issued and outstanding               -                    -

COMMON STOCK; $.0001 par value; 30,000,000
   shares authorized; 305,050 shares
   issued and outstanding as of
   September 30, 2001 and June 30, 2001                 31                   31

ADDITIONAL PAID-IN CAPITAL                       3,197,620            3,227,770

ACCUMULATED DEFICIT                             (3,195,927)          (3,219,051)

ACCUMULATED OTHER COMPREHENSIVE
   INCOME (LOSS)                                     4,345               (9,235)
                                               -----------           ----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                 6,069                (485)
                                               -----------           ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)                  $   22,230          $   251,550
                                                ===========          ===========

                             See accompanying notes.





                      MEGACHAIN.COM, LTD. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three Months Ended
                                                           September 30,
                                                --------------------------------
                                                    2001                  2000
                                                ------------          ----------
EXPENSES
   Professional fees                             $   12,312           $   21,410
   Selling and marketing                                146               33,258
   Software development                               -                  217,929
   Management fee                                    14,351               22,329
   General and administrative expenses               66,367               38,700
                                                -----------          -----------
                                                     93,176              333,626
                                                -----------          -----------
LOSS FROM OPERATIONS                                (93,176)           (333,626)

OTHER INCOME - Debt forgiveness                     116,138                 -
INTEREST INCOME                                         162                1,680
                                                -----------          -----------

NET INCOME (LOSS)                                $   23,124           $(331,946)
                                                 ==========           ==========


BASIC AND DILUTED INCOME (LOSS)
PER SHARE OF COMMON STOCK                        $     0.08          $    (1.40)
                                                 ==========           ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                      305,050              237,342
                                                 ==========           ==========


                             See accompanying notes.










                      MEGACHAIN.COM, LTD. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     THREE MONTHS ENDED SEPTEMBER 30, 2001
                                  (Unaudited)

                                                                 Accumulated
                     Additional                 Other
             Common   Paid-In   Accumulated Comprehensive
             Stock    Capital     Deficit   Income(Loss)       Total
             ------  ---------- ----------- -------------    ---------
BALANCE
AT JUNE
30,2001      $  31   $3,227,770 $(3,219,051)  $   (9,235)    $   (485)

Release of
related party
debt for
intellectual
property        -       (30,150)      -           -           (30,150)

Net income for
the three
months ended
September 30,
2001            -         -          23,124       -            23,124

Foreign
currency
translation
adjustment      -         -           -           13,580       13,580

TOTAL
COMPREHENSIVE                                                ---------
INCOME                                                         36,704

BALANCE AT
SEPTEMBER    ------  ---------- ----------- -------------    ---------
30,2001      $   31  $3,197,620 $(3,195,927)  $    4,345     $  6,069
             ======  ========== =========== =============    =========


                             See accompanying notes






                      MEGACHAIN.COM, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Three Months Ended
                                                                    September 30,
                                                           --------------------------
                                                               2001             2000
                                                           ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                       $  23,124        $(331,946)
   Adjustments to reconcile net income (loss) to
     net cash used in operating activities
   Depreciation and amortization                              17,228           17,311
   Debt forgiveness income not providing cash               (116,138)             -
   Issuance of common stock for software development costs       -            217,929
   Changes in assets and liabilities:
     Miscellaneous receivables                                 2,042              514
     Prepaid expenses                                         21,000            1,006
     Accounts payable and accrued expenses                    21,196           61,635
                                                           ---------        ---------

   Net cash used in operating activities                    ( 31,548)         (33,551)

EFFECT OF EXCHANGE RATES ON CASH                              14,837           (2,063)
                                                           ---------        ---------

NET DECREASE IN CASH                                         (16,711)         (35,614)

CASH - BEGINNING OF PERIOD                                    37,126          155,106
                                                           ---------        ---------

CASH - END OF PERIOD                                       $  20,415        $ 119,492
                                                           =========        =========

SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES

   Issuance of common stock for deferred consulting fees   $     -          $ 200,010
   Accounts payable and accrued expenses extinguishments
     not requiring cash                                    $ 257,070        $     -


                             See accompanying notes.







                      MEGACHAIN.COM, LTD. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1 - INTERIM PERIODS

The unaudited information has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects normal recurring adjustments necessary for a fair presentation of the information for the period presented.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. These financial statements should be read in conjunction with the financial statements and notes for the year ended June 30, 2001, included in the Form 10-KSB.

The results of operations for the three month periods ended September 30, 2001 and 2000 are not necessarily indicative of operating results for the full year.


NOTE 2 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of MegaChain.com, Ltd. (the "Company") and its Subsidiaries. All material intercompany balances and intercompany transactions have been eliminated.


NOTE 3 - MANAGEMENT PLANS

On October 15, 2001, the Company and Acola Corp., a Delaware corporation ("Acola"), completed the transactions contemplated by the Agreement and Plan of Reorganization (the "Agreement") dated September 18, 2001 and attached hereto as exhibit "2," pursuant to which the Company acquired 100% of the equity interests in Acola with Acola changing its name to MCGL Acquisition Corp. and continuing as a wholly-owned subsidiary of the Company. The reorganization was completed by the issuance of 15,000,000 shares (in excess of a majority) of the MegaChain common stock, 100 shares of Series A Preferred Stock, 150,000 shares of Series B Preferred Stock and the payment of $280,000 to the Stockholders of MegaChain in exchange for 100% of the equity interests of Acola. The Company then changed its name to Acola Corp. ("Acola Corp.") after completion of the reorganization process.

Acola will account for the acquisition as a reverse acquisition of MegaChain under the purchase method of accounting. Consequently, the historical financial statements of Acola prior to the acquisition will become the financial statements of the Company, and the results of operations of MegaChain will be combined with Acola effective with the acquisition. As a result of the acquisition, the former equity holders of Acola now own approximately 99.9% of the voting stock of the Company, which has changed its name to Acola Corp. The acquisition did not require the approval of the stockholders of the Company and the name change was previously approved by the Company's stockholders. Coincident with this transaction, Acola has filed on Forms 8-K with the Securities and Exchange Commission notice of the transaction and notice of a change of its independent accountants.

As provided for in the Agreement, upon completion of the transaction, Robert B. Dillon was appointed as the new President, Chief Executive Officer and director and Samuel M. Skipper as the new Chairman of the Board, Secretary and director. The previous officers and directors resigned.






                       MEGACHAIN.COM, LTD. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

On October 9, 2001 an amended Form S-8 was filed by MegaChain.com, Ltd. registering 4,500,000 shares of the Company's common stock ($.0001 par value) valued at $270,000 pursuant to Consulting Agreements. Additionally, one of the Company's consultants purchased 1,150,000 shares of Acola common stock for $375,000.

On November 26, 2001 or as soon thereafter as possible, the Company will adopt Restated Bylaws and Restated Certificate of Incorporation of the Company. The Restated Certificate will result in a change of the Certificate of Incorporation of the Company to (i) increase the par value of shares of common stock of the Company from $.0001 to $.001, (ii) increase the number of shares of common stock the Company is authorized to issue from 30,000,000 to 100,000,000, (iii) increase the par value of shares of preferred stock of the Company from $.0001 to $.001 and (iv) authorize the issuance of 5,000,000 shares of Class B common stock, par value $.001 per share.

Going Concern Considerations

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company previously developed software for the enhancement of sales on the Internet and has not received any revenues from operations. Moreover, the Company has suffered recurring losses from operations in excess of $3 million and at September 30, 2001 has working capital of only $6,069. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

The balance sheet does not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

Although it was believed by prior management that the Company's software product was ready to be sold as a stand-alone data base management system, a considerable sales and marketing budget, not currently available to the Company, would be required in order to properly operate and market the product. Because the new owners and management of the Company are interested in other opportunities, an agreement was reached to exchange the Company's software product, with a net cost of $142,500, and computer equipment, with a net cost of $28,582, for liabilities in the amounts of $112,350 to related party, Blue Wave Productions Ltd. and $144,720 to other third parties. This exchange has been reflected in the accompanying financials at September 30, 2001.

Acola Corp. has entered into an agreement with Ozelle Pharmaceuticals, Inc., a Nevada corporation ("Ozelle") to acquire the exclusive, 20-year Mexico distribution rights ("Rights") to AnvirzelTM and all of its related and derivative products ("Products"). AnvirzelTM is believed by management to be a unique, patented, botanical drug for the treatment of certain cancers, HIV/AIDS, and Hepatitis C. For the sum of $2,006,000, Ozelle granted to the Company (i) the exclusive distribution rights to Anvirzel(TM) in the Republic of Mexico, and
(ii) 236,000 shares of common stock of Ozelle.

NOTE 4 - PREPAID EXPENSES

Prepaid expenses at September 30, 2001 were $0, a decrease of $21,000 from June 30, 2001. As a result of the disposition of the software as previously discussed, the Company expensed its prepaid software development costs.





                      MEGACHAIN.COM, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2001 was $0, a decrease of $32,067 from June 30, 2001. As previously discussed, the computer equipment was exchanged for the release of liabilities to third parties.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets at September 30, 2001 were $0, a decrease of $157,500 from June 30, 2001. As previously discussed, the intellectual property was exchanged for the release of a liability to a related party.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at September 30, 2001 were $16,161, a decrease of $235,874 from June 30, 2001. As previously discussed, an agreement was made to exchange the Company's computer equipment and software for the release of liabilities to related and third parties.

NOTE 8 - LEGAL PROCEEDINGS

On or about August 4, 2000, Management received a letter from an attorney advising that there is an Order for Entry of Default Judgment in favor of two alleged former employees of Northern Lights Software, Ltd. (a subsidiary of the Company) dated March 10, 1998 in the total amount of $74,887.53. The judgment was obtained in the State of Colorado and was apparently for unpaid wages. Until this time, present management was unaware of this claim and judgment. A former director of the Company advised management that he was also unaware of this claim and judgment and believed that claimants were actually employees of Northern Lights Software (New York) Ltd., a subsidiary of Northern Lights Software, Ltd. Pursuant to an Agreement and Plan of Reorganization dated February 15, 1999, that former director personally warranted that there were no undisclosed liabilities in the Company. The Company intends to dispute the judgment or in the alternative seek compensation from the former director. Management is not able to determine its chance of success in attempting to set aside the judgment. In the event the Company is unable to set aside the judgment, Management believes it may be possible to obtain compensation from the former director under his indemnity agreement with the Company.

Management has discussed this issue by phone with the former director and has sent him a certified letter dated November 19, 2001 setting forth the Company's position. The Company is in the process of attempting to negotiate a resolution of this matter with the former director and the attorney for the plaintiffs in which the former director would transfer his remaining stock in the Company to the plaintiffs for a complete release of the judgment against the Company.






ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements appearing elsewhere in this report.

Quarter ended September 30, 2001

Revenue:
The Company did not earn any revenue during the three month periods ended September 30, 2001 and September 30, 2000.

Cost of Revenue:

Professional Fee Expenses:

Professional fee expenses for the quarter ended September 30, 2001 were $12,312, a decrease of $9,098 from the quarter ended September 30, 2000. This decrease was due primarily to the Company's reduced needs for professional services due to a lack of funds and operations. The Company's professional fees relate solely to the preparation and filing of certain reports required of a public company.

Selling and Marketing Expenses:

Selling and Marketing expenses for the quarter ended September 30, 2001 were $146, a decrease of $33,112 from the quarter ended September 30, 2000. This decrease was due primarily to the Company's lack of funds for selling and marketing.

Software Development Expenses:

During the quarter ended September 30, 2001 the Company did not incur any software development costs. This is a decrease of $217,929 from the quarter ended September 30, 2000. The decrease is due primarily to the cessation of software development.

Management Fee Expenses:

Management fee expenses for the quarter ended September 30, 2001 were $14,351, a decrease of $7,978 from the quarter ended September 30, 2000. The decrease was due primarily to the Company's reduced operations and lack of operating funds.

General and Administrative Expenses:

General and administrative expenses for the quarter ended September 30, 2001 were $66,367 an increase of $27,667 from the quarter ended September 30, 2000. This increase was due primarily to increased consulting fees and the expensing of prepaid software development costs due to the disposition of the property. The consulting fees are for the services of Samuel M. Skipper (the Company's Chairman of the Board) and Stuart Brazier to advise and consult on the Company's merger and acquisition strategies, investor relations and the Company's business development.

Other Income:

Other income for the quarter ended September 30, 2001 was $116,138 an increase of $116,138 from the quarter ended September 30, 2000. This increase was due solely to relief of debt that resulted from the exchange of computer equipment for the release of liabilities to third parties.

Description of Property:

The Company presently maintains its principal place of business at 8303 Southwest Freeway, Suite 950, Houston, Texas 77074. As of October 15, 2001, the Company began relocating its operations from 34 West 8th Avenue, Vancouver, British Columbia, Canada V5Y 1M7 to Houston, Texas. The premise is leased on a month-to-month basis at a fair market value price of $1,000 from Vector Energy Corporation. The Company's Chairman of the Board, Samuel M. Skipper is also Chairman of the Board of Vector Energy Corporation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On or about August 4, 2000, Management received a letter from an attorney advising that there is an Order for Entry of Default Judgment in favor of two alleged former employees of Northern Lights Software, Ltd. (a subsidiary of the Company) dated March 10, 1998 in the total amount of $74,887.53. The judgment was obtained in the State of Colorado and was apparently for unpaid wages. Until this time, present management was unaware of this claim and judgment. A former director of the Company advised management that he was also unaware of this claim and judgment and believed that claimants were actually employees of Northern Lights Software (New York) Ltd., a subsidiary of Northern Lights Software, Ltd. Pursuant to an Agreement and Plan of Reorganization dated February 15, 1999, that former director personally warranted that there were no undisclosed liabilities in the Company. The Company intends to dispute the judgment or in the alternative seek compensation from the former director. Management is not able to determine its chance of success in attempting to set aside the judgment. In the event the Company is unable to set aside the judgment, Management believes it may be possible to obtain compensation from the former director under his indemnity agreement with the Company.

Management has discussed this issue by phone with the former director and has sent him a certified letter dated November 19, 2001 setting forth the Company's position. The Company is in the process of attempting to negotiate a resolution of this matter with the former director and the attorney for the plaintiffs in which the former director would transfer his remaining stock in the Company to the plaintiffs for a complete release of the judgment against the Company.

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

Item 2.  Changes in Securities
         None

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         None






Item 5.  Other Information

         None

Item 6.  Exhibits and Reports

         Exhibits
                 2     - Agreement and Plan of Reorganization (without exhibits
                         and schedules).


                           Forward-Looking Statements

         The information in this Form 10-QSB includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933,
Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Acola includes this statement for the express purpose of availing itself of the protections of these safe harbor provisions with respect to all of the forward-looking statements Acola makes. The forward-looking statements in this Form 10-QSB reflect Acola's current views with respect to possible future events and financial performance. They are subject to certain risks and uncertainties, including without limitation the absence of significant revenues, financial resources, significant competition and those other risks and uncertainties discussed herein that could cause Acola's actual results to differ materially from its historical results or those that Acola hopes to achieve. In this Form 10-QSB, the words, "anticipates," "plans," "believes," "expects," "intends," "future" and similar expressions identify certain forward-looking statements. Please do not place undue reliance on the forward-looking statements contained in this Form 10-QSB. Acola undertakes no obligation to announce publicly revisions Acola may make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this Form 10-QSB. All written and oral forward-looking statements made subsequent to the date of this Form 10-QSB and attributable to Acola or persons acting on its behalf are expressly qualified in their entirety by this section.


                                        SIGNATURES

       In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ACOLA CORP.


                                       By: /s/ Robert B. Dillon
                                           -------------------------------------
Date: November 19, 2001                    Robert B. Dillon
                                           President and Chief Executive Officer





                                    EXHIBIT 2
                      Agreement and Plan of Reorganization
------------------------------------------------------------------------------


         This Agreement and Plan of Reorganization (the "Agreement") is made and entered into this ___ day of September, 2001, by and among MegaChain.com, Ltd., a Delaware corporation (hereinafter referred to as "MegaChain"), Acola Corp., a Delaware corporation (hereinafter referred to as "Acola"), and the undersigned stockholders ("Stockholders") of Acola.


                                R E C I T A L S:

         The Stockholders own all of the issued and outstanding shares of Acola's capital stock. MegaChain desires to acquire all of the issued and outstanding capital stock of Acola, making Acola a wholly-owned subsidiary of MegaChain, and Stockholders desire to exchange all of the shares of Acola's capital stock, for designated shares of MegaChain's capital stock to be issued. It is the intention of the parties hereto that: (i) MegaChain shall acquire all of the issued and outstanding capital stock of Acola in exchange solely for the number of designated shares of MegaChain's authorized but unissued capital stock set forth below (the "Exchange"); (ii) the Exchange shall qualify as a tax-free reorganization under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended, and related sections thereunder; and (iii) the Exchange shall qualify as a transaction in securities exempt from registration or qualification under the Securities Act of 1933, as amended, and under the applicable securities laws of each state or jurisdiction where Stockholders reside.

         NOW, THEREFORE, for the mutual consideration set out herein, the parties hereto agree as follows:

         1. Exchange of Shares. MegaChain, and Stockholders agree that on the Closing Date (as hereinafter defined):

                  1(a) Stockholders will exchange 750 of the issued and outstanding shares of the Class A common stock of Acola (1,500 shares presently outstanding) for 15,000,000 shares (the "Common Shares") of MegaChain's common stock, $.0001 par value per share (the "Common Stock") as then issued.

                  1(b) Stockholders will exchange 750 of the issued and outstanding shares of the Class A common stock of Acola (1,500 shares presently outstanding) for 150,000 shares (the "Series A Preferred Shares") of MegaChain's Series B Convertible Preferred Stock, $.0001 par value per share (the "Series B Preferred Stock") as then issued.

                  1(c) Stockholders will exchange all of the issued and outstanding shares of the Class B common stock of Acola (100 shares presently outstanding) for 100 shares (the "Series A Preferred Shares") of MegaChain's Series A Convertible Preferred Stock, $.0001 par value per share (the "Series A Preferred Stock") as then issued. The Series A Preferred Stock and Series B Preferred Stock are collectively referred to as the "Preferred Stock." The Series A Preferred Shares and Series B Preferred Shares are collectively referred to as the "Preferred Shares."

         2. Delivery of Shares. On the Closing Date, Stockholders will deliver to MegaChain the certificates representing all of the outstanding shares of Acola's capital stock, duly endorsed (or with duly executed stock powers) so as to make MegaChain the sole owner thereof free and clear of all claims and encumbrances except as specifically assumed by MegaChain. Simultaneously, on the Closing Date, MegaChain will deliver the certificates representing the Common Shares and Preferred Shares (collectively the "Shares") to the Stockholders. After delivery to MegaChain of certificates representing all outstanding shares of Acola and delivery of the Shares, the newly issued and outstanding shares of MegaChain's Common Stock and Preferred Stock will be held of record by the persons and in the amounts described in Exhibit "A."

         3. Representations and Warranties of Acola and Stockholders. Subject as set out in Section 10, the Stockholders, jointly and severally, as a material inducement to MegaChain to enter into this Agreement and consummate the transactions contemplated hereby, make the following representations and warranties to MegaChain, which representations and warranties are true and correct in all material respects on the Closing Date:

                  3(a)     Securities  Holders.  The Stockholders are the only
         owners, of record, of all of the issued and outstanding shares of Acola's capital stock.

                  3(b)     Financial  Statements.  Exhibit  "B" is a copy of
         the  balance  sheets of Acola at September 30, 2001
         (the "Financial Statements").

                  The Financial Statements fairly present the consolidated financial condition of Acola as of the date thereof and the results of operations for the period covered. The Financial Statements have been prepared in accordance with generally accepted accounting principles, consistently applied, except as otherwise stated therein.

                  3(c) Undisclosed Liabilities. Except as set forth in Schedule 1, at the Closing Date, Acola: (i) will have no liabilities or obligations of any nature, fixed or contingent, matured or unmatured, which are not shown or otherwise provided for in the Financial Statements except for liabilities and obligations specifically assumed by MegaChain or arising in the ordinary course of business, none of which is materially adverse; and (ii) all reserves established by Acola and set forth in the Financial Statements will be adequate and there will be no material loss contingencies (as such term is used in Statement of Financial Accounting Standard No. 5 of the Financial Accounting Standards Board) which are not adequately provided for.

                  3(d) Absence of Changes. Except as set forth in Schedule 2, since the date of the Financial Statements, Acola's business has been operated in the ordinary course and there has not been:

                           (i) Any material adverse change in the condition
                  (financial or otherwise), assets, liabilities, earnings, net worth, business or prospects of Acola for such period, in the aggregate, or at any time during such period;

                           (ii)     Any  damage,  destruction  or loss
                  (whether or not covered by insurance) materially adversely affecting Acola, or its businesses;

                           (iii) Any declaration, setting aside, or payment of
                  any dividend or other distribution in respect of any shares of capital stock of Acola, or any direct or indirect redemption, purchase or other acquisition of any such stock;

                           (iv) Any issuance or sale by Acola or agreement to sell any of its securities; or

                           (v) Any statute, rule, regulation or order adopted
                  (including orders of regulatory authorities with jurisdiction over Acola or its business) which materially adversely affects Acola or its business.

                  3(e) Litigation, Etc. Except as set forth in Schedule 3, or in the Financial Statements; there are no actions, suits, claims, investigations or legal or administrative or arbitration proceedings current or so far as the stockholders are aware threatened against Acola, its assets or business, whether at law or in equity, or before or by any Federal, state, municipal, local, foreign or other governmental department, commission, board, bureau, agency or instrumentality.

                  3(f) Compliance; Governmental Authorizations. Except as set forth in Schedule 4, Acola has complied with all Federal, state, local or foreign laws, ordinances, regulations and orders applicable to its business, including without limitation, federal and state securities laws which, if not complied with, would materially and adversely affect the business of Acola. Acola has all Federal, state, local and foreign governmental licenses and permits necessary in the conduct of its business, and such licenses and permits are in full force and effect.

                  3(g)     Due  Organization,  Etc. Acola is a corporation duly
         organized, validly existing and in good standing under the laws of Delaware. Acola has the power to own its properties and assets and to carry on its business as now presently conducted.

                  3(h) Tax Matters. Acola has filed all federal, state and local tax or related returns and reports due or required to be filed, which reports accurately reflect in all material respects the amount of taxes due. Acola has paid all amounts of taxes or assessments which would be delinquent if not paid as of the date of this Agreement, other than taxes or charges being contested in good faith or not yet finally determined.

                  3(i) Agreements, Etc. Schedule 5 contains a true and complete list and brief description of all material written or oral contracts, agreements, mortgages, obligations, understandings, arrangements, restrictions, and other instruments to which Acola is a party or by which Acola or its assets may be bound. True and correct copies of all written agreements set forth on Schedule 5 are appended in Exhibit "H." No event has occurred which (whether with or without notice, lapse of time or the happening or occurrence of any other event) would constitute a default under any of the agreements set forth in Schedule 5.

                  3(j) Title to Property and Related Matters. Acola has good and marketable title to all the properties, interests in properties and assets, real and personal, reflected as being owned by it on the Financial Statements or acquired by it after the date of the Financial Statements, of any kind or character, free and clear of any liens or encumbrances, except (i) those referred to in the notes to the Financial Statements, (ii) those set forth in Schedule 6, and (iii) liens for current taxes not yet delinquent. Schedule 6 contains a general description of all real property of Acola. Except as set forth in said Schedule 6 and except for matters which may arise in the ordinary course of business, Acola's assets are in good operating condition and repair. To the best of knowledge of Stockholders, there does not exist any condition which materially interferes with the use thereof in the ordinary course of Acola's business.

                  3(k)     Corporate  Records.  The  corporate  records, minute
         books, and other documents and records of Acola are complete and correct. MegaChain shall have the right to review all corporate records of Acola prior to the Closing Date.

                  3(l) Licenses; Trademarks; Trade Names; Etc. Schedule 7 contains a true and complete list of all licenses and all trademarks, trade names, service marks, copyrights, know-how, patents and applications for any of the foregoing owned by or registered in the name of Acola. There is no current, or so far as known to the stockholders, threatened claim or litigation against Acola contesting the right to use any of the trademarks, trade names and know-how or the validity of any of the licenses, copyrights and patents listed on
         Schedule 7, or asserting the misuse of any thereof, nor has there ever been any such claim or litigation.

                  3(m) Authorization by Acola and Stockholders. This Agreement constitutes a valid and binding agreement of Stockholders, enforceable in accordance with its terms except as such enforcement may be limited by applicable bankruptcy, insolvency, moratorium, and other similar laws relating to, limiting or affecting the enforcement of creditors rights generally; and neither the execution and delivery of this Agreement nor the consummation by Stockholders of the transactions contemplated hereby, nor compliance with any of the provisions hereof, will violate any statute, law, rule or regulation or any order, writ, injunction or decree of any court or governmental authority enforceable against Stockholders, or violate or conflict with or constitute a default under (or give rise to any right of termination, cancellation or acceleration under) the terms or conditions or provisions of any note, bond, lease, mortgage, obligation, agreement, understanding, arrangement or restriction of any kind to which Acola or Stockholders is a party or by which Acola, Stockholders or their respective properties may be bound. No consent or approval by any governmental authority is required in connection with the consummation of the transactions contemplated hereby.

                  3(n) Capitalization. The authorized capitalization of Acola is as set forth in Schedule 8. Except as set forth in said Schedule 8, there are no outstanding or presently authorized securities, warrants, preemptive rights, subscription rights, options or related commitments of any nature to issue any of Acola's securities which are not reflected in the Financial Statements or in Schedule 8.

                  3(o) Full Disclosure. The Stockholders have, and at the Closing Date will have, disclosed to MegaChain all events, conditions and facts materially affecting the business and prospects of Acola; and that Stockholders have not and will not have, at the Closing Date, withheld disclosure of any events, conditions, and facts which it may have knowledge of, or have reasonable grounds to know, may materially, adversely affect the business and prospects of Acola.

                  3(p)     Brokerage or Finder's  Fees.  Acola has not incurred,
         nor will it incur, any liability for brokerage or finder's fees or similar charges in connection with this Agreement or any of the transactions contemplated hereby.

                  3(q)     Share  Ownership.  The shares of Acola's  capital
         stock to be exchanged for the Shares in the Exchange are owned, of record, by Stockholders, free and clear of all liens and encumbrances of any kind and nature.

                  3(r) Approvals Required. No approval, authorization, consent, order or other action of, or filing with, any person, firm or corporation or any court, administrative agency or other governmental authority is required in connection with the execution and delivery by Stockholders of this Agreement or the consummation of the transactions described herein, except as disclosed herein and, except to the extent that the parties are required to file reports in accordance with relevant regulations under Federal and state securities laws.

         4. Representations and Warranties of MegaChain. Subject as set out in
Section 10(b)(ix) MegaChain, as a material inducement to Stockholders to enter into this Agreement and consummate the transactions contemplated hereby, make the following representations and warranties to Stockholders, which representations are true and correct at this date, and will be true and correct on the Closing Date as though made on and as of such date:

                  4(a) Shares of Common Stock and Preferred Stock. The Shares to be delivered to Stockholders at Closing will be valid and legally issued shares of Common Stock and Preferred Stock, free and clear of all liens, encumbrances, and preemptive rights, and will be fully-paid and non-assessable shares.

                  4(b) Due Authorization, Etc. This Agreement has been duly authorized, executed, and delivered by MegaChain, and constitutes a legal, valid, and binding obligation of MegaChain, enforceable in accordance with its terms; no consent of any federal, state, municipal or other governmental authority is required by MegaChain for the execution, delivery or performance of this Agreement by MegaChain; no consent of any party to any contract or agreement to which MegaChain is a party or by which any of its property or assets are subject is required for the execution, delivery or performance of this Agreement by MegaChain.

                  4(c) Financial Statements. Exhibit "E" is a copy of MegaChain's unaudited financial statements at March 31, 2001, including balance sheets, income statements and changes in financial position and its audited financial statements at June 30, 2000 (collectively the "Statements"). The Statements fairly and accurately reflect the financial condition of MegaChain as of the dates thereof and the results of operations for the periods reflected therein. The Statements have been prepared in accordance with generally accepted accounting principles, consistently applied, except as otherwise stated therein; and the books and records, financial and others, of MegaChain are in all material respects complete and correct and have been maintained in accordance with good business and accounting practices.

                  4(d) Undisclosed Liabilities. Except as set forth in Schedule 9, MegaChain: (i) has no material liabilities or obligations of any nature, fixed or contingent, matured or unmatured, which are not shown or otherwise provided for in the Statements; and (ii) all reserves established by MegaChain and set forth in the Statements are adequate and there are no material loss contingencies (as such term is used in Statement of Financial Accounting Standard No. 5 of the Financial Accounting Standards Board) which are not adequately provided for.

                  4(e) Material Adverse Change. Except as set forth in Schedule 10, since the date of the Statements, there has not been, and as of the Closing Date there shall not have been, any material changes in MegaChain's condition (financial or otherwise), or liabilities (absolute, contingent or otherwise), whether or not arising from transactions in the ordinary course of business; provided, however, that the parties have agreed that the financial position of MegaChain will change to the extent that MegaChain incurs costs in connection with the transactions contemplated by this Agreement.

                  4(f) Litigation, Etc. Except as set forth in Schedule 11, or in the Statements; there are no actions, suits, claims, investigations or legal or administrative or arbitration proceedings pending or threatened against MegaChain, its assets or business, whether at law or in equity, or before or by any Federal, state, municipal, local, foreign or other governmental department, commission, board, bureau, agency or instrumentality; nor does MegaChain know or have any reason to know of a threat of such litigation or any basis for any such action, suit, claim, investigation or proceeding.

                  4(g) Due Organization, Etc. MegaChain is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware, is qualified to business and in good standing in each state where it is required to be qualified and such qualification is material and has the corporate power to own its property and to carry on its business as now being conducted. The Certificate of Incorporation and By-Laws of MegaChain, as will be in effect on the Closing Date, are attached hereto as Exhibit "C" and are made a part hereof.

                  4(h) Tax Matters. By closing, MegaChain will have filed all Federal, state and local, tax or related returns and reports due or required to be filed, which reports accurately reflect in all material respects the amount of taxes due. By closing, MegaChain will have paid all taxes or assessments which have become due, other than taxes or charges being contested in good faith or not finally determined.

                  4(i) Agreements, Etc. MegaChain has not breached, nor is there any pending or threatened claims or any legal basis for a claim that MegaChain has breached, nor has an event occurred which with the passing of time would constitute a breach of any of the terms or conditions of any agreements, contracts or commitments to which MegaChain is a party or by which MegaChain or its assets are bound. A list of all of MegaChain's material contracts, agreements or commitments (whether oral or written) is set forth on Schedule 12 and true and correct copies of all such contracts and agreements are appended as Exhibit "I." The execution, delivery and performance of this Agreement by MegaChain will not be in conflict with or constitute a default under any provisions of applicable law, MegaChain's Certificate of Incorporation or By-Laws, or any agreement or instrument to which MegaChain is a party or by which it or its assets are bound.

                  4(j) Capitalization. As of the date of this Agreement, the capitalization of MegaChain consists of authorized common stock of 30,000,000 shares, $.0001 par value per share, of which 348,800 shares are issued and 305,050 shares are outstanding. There are 5,000,000 shares of preferred stock authorized. 100 shares of preferred stock have been designated Series A Convertible Preferred Stock. All outstanding shares of the capital stock have been duly authorized, validly issued, and are fully-paid and non-assessable, and all such shares were issued in compliance with all applicable federal and state securities laws. Except for the issuances of securities referred to in this Agreement, there are no outstanding or presently authorized securities, warrants, preemptive rights, subscription rights, options or related commitments of any nature to issue any of MegaChain's securities.

                  4(k) Disclosure of Material Facts. MegaChain has, and at the Closing Date will have, disclosed to Acola all events, conditions and facts materially affecting the business and prospects of MegaChain; and MegaChain has not and will not have, at the Closing Date, withheld disclosure of any events, conditions, and facts which it may have knowledge of, or have reasonable grounds to know may materially, adversely affect the business and prospects of MegaChain.

                  4(l) Corporate Records. The corporate financial records, minute books, and other documents and records of MegaChain are to be available to Acola at the time of the Closing Date and turned over to new management in their entirety at Closing. Such records are complete and correct and have been maintained in accordance with good business and accounting practices.

                  4(m)     Stockholders List. Exhibit "D" is a true, correct
         and complete statement, dated not more than 10 days prior to the Closing Date, setting forth the names and addresses of MegaChain's stockholders.

                  4(n)     Title to Assets.  Except as set forth in Schedule
         13, MegaChain has good and marketable title to all of its assets, free of any liens and encumbrances.

                  4(o) Compliance; Governmental Authorizations. Except as set forth in Schedule 14, MegaChain has complied in all respects with all Federal, state, local, or foreign laws, ordinances, regulations, and orders applicable to its business, including without limitation federal and state securities laws applicable to all offerings prior to the Closing Date. MegaChain has all Federal, state, local and foreign governmental licenses and permits material to and necessary in the conduct of its business, and such licenses and permits are in full force and effect, and no violations are or have been recorded in respect of any such licenses of permits, and no proceedings are pending or threatened to revoke or limit the use of such permits.

                  4(p)     Brokerage  Fees.  MegaChain  has not  incurred,
         nor will it incur, any liability for brokerage or finder's fees or similar charges in connection with this Agreement or any of the transactions contemplated hereby.

                  4(q) SEC Filings. Exhibit "F" contains true, correct and complete copies of Form 10-K and Form 10-Q filed by MegaChain in respect of the fiscal years ended June 30, 2000 and all subsequent periods, such forms were true and accurate when filed and remain true and accurate except as set out in later filings and Schedule 10 contains a brief summary of all material changes in MegaChain's financial position and prospectus since the date of the last filing of Form 10-Q. All required filings are current as of the date of this Agreement

         5. Affirmative Covenants of MegaChain, Acola and Stockholders. MegaChain covenants Stockholders and Stockholders, jointly and severally, covenant to MegaChain that:

                  5(a) Schedule 14F. Not less than 10 days prior to the Closing Date, MegaChain will procure the preparation, file with the Securities and Exchange Commission ("SEC") and mail to each of the shareholders of MegaChain a Schedule 14F disclosure document that complies with the requirement of SEC Rule 14f-1.

                  5(b) Filing of Form 8-K. Immediately after the Closing Date, Stockholders will procure the prompt preparation and file with the Securities and Exchange Commission appropriate notice describing this transaction on Form 8-K or other applicable form, and otherwise comply with the provisions of the Securities Exchange Act of 1934.

                  5(c) Preparation of Disclosure Statement. Immediately after the Closing Date, the Stockholders will procure the preparation of a disclosure statement containing the necessary information to comply with Rule 15(c)2(11) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and file such forms with one or more firms who are members of the National Association of Securities Dealers, Inc. ("NASD") and with NASD as are necessary to effect the quotation of MegaChain's securities in the NASD Electronic Bulletin Board System.

                  5(d) Filing of Amended Form 8-K. Within 60 days after the original report on Form 8-K must be filed, prepare and file with the SEC an amendment to the Form 8-K described in Section 5(b) above that includes the financial statements and pro forma financial information prepared pursuant to Regulation S-X for the periods specified in Rule 3.05(b).

                  5(e) Application to NASDAQ. After MegaChain meets the requirements for initial inclusion, Stockholders will procure the prompt preparation and filing of an application with NASD to qualify the common stock of MegaChain for inclusion in the Regular NASDAQ system and quotation by the NASDAQ Stock Market or listing on the American Stock Exchange.

                  5(f) Delivery of Disclosure Statement. The Stockholders will procure the delivery to MegaChain's former management of the disclosure statement which includes a description of this transaction so that MegaChain's former management can review the descriptions contained therein of MegaChain and the terms of the transactions contemplated by this Agreement.

                  5(g) Delivery of Documents. The Stockholders will procure the delivery to MegaChain's former management, with a copy to its counsel (at the addresses set forth herein), all reports, registration statements and other documents, other than exhibits, as filed with the SEC and the NASD during the one year period commencing on the Closing Date.

                  5(h) Future Stock Distributions. After the Closing Date, Stockholders will procure the that any further distribution of MegaChain's stock to Acola's shareholders or otherwise will be completed in conformity with federal and state securities laws and regulations pertaining to registration; or, pursuant to an exemption from such registration requirements.

                  5(i)     Change of Corporate  Name.  Management  of Acola will
         promptly take the appropriate corporate action to change the name of MegaChain.com, Ltd. to Acola Corp. or another appropriate name selected by management of Acola.

                  5(j) Waiver of Preemptive Rights. The Stockholders waive any rights of preemption they may have in respect of the transfer of the capital stock of Acola whether arising under the articles of association of Acola or otherwise.

         6. Closing. The Closing (the "Closing") shall take place upon such date (the "Closing Date") as the parties hereto may mutually agree upon, but shall be no later than September 30, 2001. The Closing shall take place at the offices of Sonfield and Sonfield, 770 South Post Oak Lane, Suite 435, Houston, Texas 77056, or at such place as may be mutually agreed upon by the parties.

         7. Conditions Precedent to Obligations of Acola and Stockholders. All obligations of Stockholders under this Agreement are subject to the fulfillment, prior to or on the Closing Date, of each of the following conditions:

                  7(a) Truth of Representations and Warranties. The representations and warranties by or on behalf of MegaChain contained in this Agreement or in any certificate or document delivered to Stockholders pursuant to the provisions hereof shall be true in all material respects at and as of the time of Closing as though such representations and warranties were made at and as of such time.

                  7(b) Compliance with Covenants. MegaChain shall have performed and complied with all covenants, agreements, and conditions required by this Agreement to be performed or complied with by it prior to or at the Closing.

                  7(c) Election of New Directors. The present Directors of MegaChain shall have caused the appointment of Tom Lavin, Donald Steele and Bill Lavin to the Board of Directors of MegaChain as directed by Acola.

                  7(d)     Approval by Legal Counsel.  All instruments and
        documents delivered to Acola and Stockholders pursuant to the provisions hereof shall be reasonably satisfactory to legal counsel for Acola and Stockholders.

                  7(e)     Opinion of Counsel.  MegaChain  shall have delivered
          to Stockholders an opinion of MegaChain's counsel, dated the Closing Date, to the effect that:

                           (i) MegaChain is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware;

                           (ii) MegaChain has the corporate power to carry on its business as now being conducted;

                           (iii) This Agreement has been duly authorized,
                  executed and delivered by MegaChain and is a valid and binding obligation of MegaChain, enforceable in accordance with its terms, except to the extent that enforcement is limited by applicable bankruptcy, reorganization, insolvency, moratorium, or similar laws affecting creditors' rights and remedies generally or by general equity principles (and excepting specific performance as a remedy);

                           (iv) MegaChain has taken all corporate action necessary for its due performance under this Agreement;

                           (v) The execution and delivery by MegaChain of this
                  Agreement and the consummation of the transactions contemplated hereby will not conflict with or result in a breach of any provisions of, MegaChain's Certificate of Incorporation or By-Laws or, to the best of such counsel's knowledge after inquiry and based upon information provided by MegaChain, constitute a default under or give rise to a right of termination, acceleration, or cancellation under any agreement under which MegaChain or any of its properties are bound or violate any court order, writ or decree of injunction applicable to MegaChain;

                           (vi) Other than as disclosed in MegaChain's financial
                  statements, such counsel does not know, after inquiry, of (a) any actions, suits or other legal proceedings or investigations pending or threatened against or relating to or materially adversely affecting MegaChain; and (b) any unsatisfied judgments against MegaChain.

                           (vii) The authorized and, to such counsel's best
                  knowledge after inquiry, outstanding capitalization of MegaChain is as set forth in Section 4(j), all of the outstanding shares of MegaChain's capital stock are validly issued, fully-paid and non-assessable, without preemptive rights, and to the best of counsel's knowledge after inquiry, there are no outstanding subscriptions, options, rights, warrants or other transfer agreements (whether oral or written), other than as set forth in Section 4(j) of this Agreement.

                  7(f) Officers' Certificate. There shall be delivered to Stockholders an officers' certificate, signed by Tom Lavin, President, to the effect that all of the representations and warranties of MegaChain set forth herein are true and complete in all material respects as of the Closing Date, and that MegaChain has complied in all material respects with its covenants and agreements set forth herein required to be complied with by the closing.

                  7(g) Indemnification Agreement. There shall be delivered to stockholders an Indemnification Agreement whereby New MegaChain.com, Ltd. indemnifies MegaChain, its officers, directors and shareholders from any liability, cost, expense or damage with respect to the mineral property transferred from MegaChain to New MegaChain. The Indemnification Agreement will be substantially in the form of Exhibit "J" hereto.

         8. Conditions Precedent to Obligations of MegaChain. All obligations of MegaChain under this Agreement are subject to the fulfillment, prior to or on the Closing Date, of each of the following conditions:

                  8(a) Truth of Representations and Warranties. The representations and warranties by Stockholders contained in Section 3 this Agreement or in any certificate or document delivered to MegaChain pursuant to the provisions hereof shall be true in all material respects at and as of the time of Closing as though such representations and warranties were made at and as of such time.

                  8(b) Compliance with Covenants. The Stockholders shall have performed and complied with all Covenants, agreements, and conditions required by this Agreement to be performed or complied with by it prior to or at the Closing.

                  8(c) Delivery of Investment Letter. Each of Stockholders shall have delivered to MegaChain an "investment letter" in the form attached as Exhibit "G," setting out that the shares being acquired are restricted shares and are being acquired for investment purposes only, and not with a view to public resale or distribution.

                  8(d) Delivery of Exhibits and Schedules. The Stockholders shall have delivered all of the exhibits and schedules required herein to MegaChain and such exhibits, schedules and Financial Statements shall have been acceptable to MegaChain, in its sole and absolute discretion.

                  8(e)     Opinion of Counsel.  Acola shall have delivered to
        MegaChain an opinion of counsel, dated the Closing Date, to the effect that:

                           (i) Acola is a corporation duly organized, validly existing and in good standing under the laws of Delaware;

                           (ii) Acola has the corporate power to carry on its business as now being conducted;

                           (iii) Except as referred to herein, such counsel
                  knows, after inquiry, of (a) no actions, suit or other legal proceedings or investigations pending or threatened against or relating to or materially adversely affecting Acola; and (b) no unsatisfied judgments against Acola;

                           (iv) The authorized capitalization of Acola is as set
                  forth in Section 3(n), all of the outstanding shares of capital stock of Acola are validly issued, fully-paid and non-assessable, without preemptive rights, and to the best of counsel's knowledge, after inquiry, there are no outstanding subscriptions, options, rights, warrants or other transfer agreements (whether oral or written) obligating Acola to issue or transfer from treasury any of its securities except as set forth in Section 3(n) of this Agreement. When duly transferred to MegaChain as provided herein, to the best of such counsel's knowledge after inquiry, MegaChain will own all of the issued and outstanding capital stock of Acola subject to registration of the transfer of such shares by the directors of Acola and due stamping of the share transfer.

                           (v) Acola is the owner of the intellectual property
                  described on Schedule 7 hereto free and clear of any claims liens or charges.

                  8(f)     Shareholder  Approval.  MegaChain shall have
         received the affirmative vote of the holders of not less than 40% of the outstanding shares of common stock of MegaChain approving the transactions described in this Agreement.

         9. Indemnification. Subject as set out in Section 10, each party to this Agreement shall indemnify and hold harmless each other party to this Agreement at all times after the date of this Agreement against and in respect of any liability, damage or deficiency, all actions, suits, proceedings, demands, assessments, judgments, costs and expenses including attorney's fees (through all appeals) incident to any of the foregoing, resulting from any misrepresentation or breach of warranty contained in Section 3 or 4 as appropriate on the part of such party under this Agreement. Subject to the terms of this Agreement, the defaulting party shall reimburse the other party or parties, on demand, for any reasonable payment made by said parties at any time after Closing, in respect of any liability or claim to which the foregoing indemnity relates, if such payment is made after reasonable notice to the other party to defend or satisfy the same and such party failed to defend or satisfy same.

         10. Nature of Representations and Warranties. All of the parties hereto are executing and carrying out the provisions of this Agreement in reliance on the representations, warranties, covenants and agreements contained in this Agreement or at the Closing of the transactions herein provided for, and any investigation which they might have made or any other representations, warranties, agreements promises or information, written or oral, made by the other party or any other person shall not be deemed a waiver of any breach of any such representation, warranty, covenant or agreement.

         11. Documents at Closing. At the Closing, the following transactions shall occur, all of such transactions being deemed to occur simultaneously:

                  11(a)    Documents Delivered by the Stockholders.
         Stockholders will deliver, or cause to be delivered, to MegaChain the following:

                           (i) stock certificates for the shares of capital
                  stock of Acola being exchanged hereunder, duly endorsed or with stock powers attached in blank but subject to a customary restrictive stock legend.

                           (ii) the opinion of counsel for Acola as set forth herein;

                           (iii) a certificate from the Secretary of State of
                  Delaware dated not more than fifteen (15) days prior to the date of Closing to the effect that Acola is in good standing under the laws of the said state; and

                           (iv) such other instruments, documents and
                  certificates, if any, as are required to be delivered pursuant to the provisions of this Agreement or which may be reasonably requested in furtherance of the provisions of this Agreement;

                  11(b)    Documents  Delivered by  MegaChain.  MegaChain  will
         deliver or cause to be  delivered to  Stockholders  and   Acola:

                           (i) stock certificates for the Shares subject to a customary restrictive stock legend;

                           (ii) all corporate records of MegaChain, including
                  without limitation corporate minute books (which shall contain copies of the Certificate of Incorporation and By-Laws, as amended to the Closing), stock books, stock transfer books, corporate seals, and such other corporate books and records as may reasonably requested by the Stockholders and their counsel;

                           (iii) a certificate of MegaChain's officers to the
                  effect that all representations and warranties of MegaChain made under this Agreement are reaffirmed on the Closing Date, as though originally given to Stockholders and Acola on said date;

                           (iv) the opinions of MegaChain's counsel set forth herein;

                           (v) a Certificate from the Secretary of State of
                  Delaware dated at or about the date of Closing that MegaChain is in good standing under the laws of said state; and

                           (vi) such other instruments and documents, if any, as
                  are required to be delivered pursuant to the provisions of this Agreement, or which may be reasonably requested in furtherance of the provisions of this Agreement.

         12.      Miscellaneous.

                  12(a) Further Assurances. At any time, and from time to time, after the Closing, each party will execute such additional instruments and take such action as may be reasonably requested by the other party to confirm or perfect title to any property transferred hereunder or otherwise to carry out the intent and purposes of this Agreement;

                  12(b) Waivers. Any failure on the part of any party hereto to comply with any of its obligations, agreements or conditions hereunder may be waived in writing by the party to whom such compliance is owed. 12(c) Notices. All notices and other communications hereunder shall be in writing and shall be deemed to have been given if delivered in person or sent by prepaid first class registered or certified mail, return receipt requested to the following addresses, or such other addresses as are given to other parties in the manner set forth herein.

                  MegaChain:            MegaChain.com, Ltd.
                                        34 West 8th Avenue
                                        Vancouver, BC V5Y 1M7
                                        Attn:  Tom Lavin, President
                                        Tel:  (604) 250-5155

                  With a copy to:       MegaChain.com, Ltd.
                                        34 West 8th Avenue
                                        Vancouver, BC V5Y 1M7
                                        Attn: Oren Breitman, General Counsel
                                        Tel: (604) 250-5155

                  Acola:                Acola Corp.
                                        8303 Southwest Freeway, Suite 950
                                        Houston, Texas 77074
                                        Attn: Robert B. Dillon, President
                  With a copy to:
                                        Sonfield and Sonfield
                                        770 South Post Oak Lane, Suite 435
                                        Houston, Texas 77056-1913
                                        Attn:  Robert L. Sonfield, Jr., Esq.
                                        Tel:  (713) 877-83333

         12(d) Headings. The section and subsection headings in this Agreement are inserted for convenience and shall not affect in any way the meaning or interpretation of this Agreement.

                  12(e) Counterparts. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. A facsimile signature by any party on a counterpart of this Agreement shall be binding and effective for all purposes. Such party shall, however, subsequently deliver to the other party an original executed copy of this Agreement.

                  12(f)    Governing Law.   This Agreement shall be governed by
         the laws of Delaware.

                  12(g)    Binding  Effect.  This  Agreement  shall be binding
         upon the parties hereto and inure to the benefit of the parties, their respective heirs, administrators, executors, successors and assigns.

                  12(h) Entire Agreement. This Agreement is the entire agreement of the parties covering everything agreed upon or understood in the transaction. There are no oral promises, conditions, representations, understandings, interpretations or terms of any kind as conditions or inducements to the execution hereof.

                  12(i)    Time.  Time is of the essence.
                           ----

                  12(j) Severability. If any part of this Agreement is determined by a court of competent jurisdiction to be unenforceable, the balance of the Agreement shall remain in full force and effect.

                  12(k) Default Costs. In the event any party hereto has to resort to legal action to enforce any of the terms hereof, such party shall be entitled to collect attorneys' fees and other costs from the party in default.


         IN WITNESS WHEREOF, the parties have executed this Agreement the day and year first above written.

ATTEST:                                                       MEGACHAIN.COM, LTD.



By:__________________________________________________         By:__________________________________________________
     Bill Lavin, Secretary                                        Tom Lavin, President


ATTEST:                                                       ACOLA CORP.



By:__________________________________________________         By:__________________________________________________
     Samuel M. Skipper, Secretary                                 Robert B. Dillon, President


                           STOCKHOLDERS OF ACOLA CORP.

CHATEAU and DOMAINE CORP.____                          Fordham, Ltd.



By:               _________                                   By:
   -----------------------------------------                     -----------------------------------------
Name:             _________                                   Name:
     ---------------------------------------                       ---------------------------------------
Title:            _________                                   Title:
      --------------------------------------                        --------------------------------------



                  _________
--------------------------------------------                  --------------------------------------------
Larry Seligmann   _________                                   Renee Skipper



                  _________
--------------------------------------------                  --------------------------------------------
Samuel M. Skipper _________                          Stephen Noser



                  _________
--------------------------------------------                  --------------------------------------------
Donald E. Baxter, M.D._____                                   Richard A. Evans, M.D.



                  _________
--------------------------------------------                  --------------------------------------------
Audrey Johnson Dillon______                                   Nicholas M. Manteris



                  _________                                   ____________________________________
--------------------------------------------
Michael N. Manteris________                                   Robert B. Dillon




                  _________                                   ___________________________________
--------------------------------------------
Michelle A. Manteris_______                                   Christy C. Dillon



------------------------------------                          -------------------------------------
Michael G. Wirtz  _________                                   Jon Peterson




------------------------------------                          -------------------------------------
C. Brien Dillon   _________                                   Douglas J. Dillon




------------------------------------
J. Dillon Peters

