Form 10QSB
period 2001-12-31
ACOLA CORP
filed 2002-02-20
CIK 934796

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                   Form 10-QSB
                                 ---------------

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to ______

                      Commission File Number [000-30264]
                        --------------------------------

        Acola Corp. (name changed from MegaChain.com Ltd. October 12, 2001)
        ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


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
                          ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X No
                                      ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2001.

                 Class                Outstanding at December 31, 2001
                 -----                ---------------------------------
    Common Stock, $0.0001 Par Value              34,805,065




                          ACOLA CORP. AND SUBSIDIARIES
        (FORMERLY MEGACHAIN.COM, LTD., FORMERLY FORMQUEST INTERNATIONAL, LTD;
                    FORMERLY NORTHERN LIGHTS SOFTWARE, LTD.)

                               Table of Contents


PAGE
Part I - Financial Information

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets -
        December 31, 2001 (unaudited) and June 30, 2001 (audited)              3

        Condensed Consolidated Statements of Operations (unaudited) -
        Three and Six Months Ended December 31, 2001 and 2000                  4

        Condensed Consolidated Statements of Changes in Stockholders' Equity
        (Deficit) (unaudited) - Six Months ended December 31, 2001             5

        Condensed Consolidated Statements of Cash Flows (unaudited) -
        Six Months Ended December 31, 2001 and 2000                            6

        Notes to Condensed Consolidated Financial Statements (unaudited)       7

Item 2. Management's Discussion and Analysis of Financial                     10
        Condition and Results of Operations

Part II. Other Information

         Item 1. Legal Proceedings                                            11

         Item 2. Changes in Securities                                        12

         Item 3. Defaults upon Senior Securities                              13

         Item 4. Submission of Matters to a Vote of Security Holders          13

         Item 5. Other Information                                            13

         Item 6. Exhibits and Reports                                         13

                          ACOLA CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                             December 31, 2001     June 30, 2001
                                                (Unaudited)           (Audited)
                                            ------------------     -------------
             ASSETS
CURRENT ASSETS
   Cash and cash equivalents                    $      220           $   37,126
   Miscellaneous receivables                           757                3,857
   Prepaid expenses                                    -                 21,000
                                               -----------          -----------
                                                       977               61,983

PROPERTY AND EQUIPMENT - Net                       106,260               32,067

OZELLE PHARMACEUTICALS INC. COMMON STOCK           200,000                     -

INTANGIBLE ASSETS - Net                                750              157,500
                                                ----------          -----------
TOTAL ASSETS                                    $  307,987           $  251,550
                                                 ==========          ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable and accrued expenses        $  121,812           $  252,035
   Note Payable                                     14,500                     -
   Other Current Liabilities                        44,311                     -
                                                ----------           ----------

TOTAL CURRENT LIABILITIES                          180,623              252,035
                                               -----------           ----------
             STOCKHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK; $.001 par value,
   5,000,000 shares authorized;
   and no shares issued and outstanding               -                     -

COMMON STOCK CLASS A; $.001 par value; 100,000,000
   shares authorized; 34,805,050 shares and
   305,050 shares issued and outstanding as of
   December 31, 2001 and June 30, 2001              34,805                   31

COMMON STOCK CLASS B; $.001 par value;5,000,000 shares authorized; 0 shares and
   0 shares issued and outstanding as of December 31, 2001
   and June 30, 2001                                     -                     -

ADDITIONAL PAID-IN CAPITAL                       3,375,968            3,227,770

ACCUMULATED DEFICIT                             (3,286,074)          (3,219,051)

ACCUMULATED OTHER COMPREHENSIVE
   INCOME (LOSS)                                     2,665               (9,235)
                                               -----------           ----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)               127,364                 (485)
                                               -----------           ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)                  $  307,987          $   251,550
                                                ===========          ===========
                             See accompanying notes.



                          ACOLA CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                      Three Months Ended                 Six Months Ended
                                         December 31,                      December 31,
                                       ----------------------------------------------
                                         2001        2000               2001          2000
                                       -------     -------            --------      --------
EXPENSES
   Professional fees                 $    9,750  $  25,391           $  22,062      $ 46,801
   Selling and marketing                 15,920     23,467              16,066        56,725
   Software development                    -       201,498                -          419,427
   Management fee                          -        23,031              14,351        45,360
   General and administrative expenses   64,396     37,773             131,174        76,433
                                       ---------   --------           ---------    ---------
                                         90,066    311,120             183,653       644,746
                                       ---------   --------           ---------    ---------

LOSS FROM OPERATIONS                   ( 90,066)  (311,120)           (183,653)     (644,746)

OTHER INCOME - Debt forgiveness            -          -                 116,138            -
INTEREST INCOME                               1      1,298                 492         2,978
                                       ---------  ---------           ---------      --------

NET LOSS                             $  (90,065) $(309,822)          $(67,023)     $(641,768)
                                      =========  ==========           =========   ===========


BASIC AND DILUTED LOSS
PER SHARE OF COMMON STOCK            $     NIL   $   (0.31)          $   (0.01)   $   (0.65)
                                      ========== ==========           =========   ===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING            23,489,848   1,020,200          11,894,140       984,783
                                     ==========  ==========         ===========    ===========

                             See accompanying notes.




                          ACOLA CORP. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                       SIX MONTHS ENDED DECEMBER 31, 2001
                                   (Unaudited)

                                                                 Accumulated
                     Additional                 Other
             Common   Paid-In   Accumulated Comprehensive
             Stock    Capital     Deficit   Income(Loss)       Total
             ------  ---------- ----------- -------------    ---------
BALANCE
AT JUNE
30,2001      $  31  $3,227,770 $(3,219,051)  $   (9,235)     $   (485)


Merger with
Acola Corp.  34,774    178,348       -               -           213,122


Release of
Related party
Debt for
Intellectual
Property         -      (30,150)     -                -          (30,150)

Net loss for
the six
months ended
December 31,
2001              -          -        (67,023)         -         (67,023)


Foreign
currency
translation
adjustment      -         -           -           11,900       11,900

TOTAL
COMPREHENSIVE                                                ---------
LOSS                                                          (55,123)

BALANCE AT
DECEMBER     ------  ---------- ----------- -------------    ---------
31,2001      $34,805 $3,375,968 $(3,286,074)  $    2,665     $127,364
             ======  ========== =========== =============    =========


                             See accompanying notes




                          ACOLA CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Six Months Ended
                                                                    December 31,
                                                           --------------------------
                                                               2001             2000
                                                           ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                $ (67,023)       $(641,768)
   Adjustments to reconcile net loss to
     net cash used in operating activities
   Depreciation and amortization                               6,217           34,603
   Debt forgiveness income not providing cash               (116,138)             -
   Issuance of common stock for software development costs       -            419,427                      -
   Short term loans                                                            58,811              -
   Changes in assets and liabilities:
     Miscellaneous receivables                                 3,100              586
     Prepaid expenses                                         21,000            1,011
     Accounts payable and accrued expenses                  (130,223)         126,365
                                                           ---------        ---------

   Net cash used in operating activities                    (224,256)         (59,776)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Computer Equipment                              (5,632)              -
   Investment in Website                                     (106,845)              -
   Investment in Ozelle Pharmaceuticals, Inc. Common Stock   (200,000)              -
   Investment in Trademark                                      (750)               -
                                                             ---------        -----------
   Net cash used by investment activities                      (313,227)             -

CASH FLOW FROM FINANCING ACTIVITIES
   Issuance of Capital Stock                                  34,774                -
   Additional Paid in Capital                                486,776                -
                                                            ---------         -----------
   Net cash provided by financing activities                 521,550                            -


EFFECT OF EXCHANGE RATES ON CASH                             (20,973)          (1,929)
                                                           ---------        ---------

NET DECREASE IN CASH                                         (36,906)         (61,705)

CASH - BEGINNING OF PERIOD                                    37,126          155,106
                                                           ---------        ---------

CASH - END OF PERIOD                                       $     220        $  93,401
                                                           =========        =========
SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES

   Accounts payable and accrued expenses extinguishments
     not requiring cash                                    $ 257,070        $     -

                             See accompanying notes.




                          ACOLA CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

The results of operations for the three month and six month periods ended December 31, 2001 and 2000 are not necessarily indicative of operating results for the full year.


NOTE 2 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Acola Corp. (the "Company") and its Subsidiaries. All material intercompany balances and intercompany transactions have been eliminated.

As reflected in the accompanying financial statements, the Company has negative working capital, almost no cash, no revenues, and no ongoing operations to generate cash, working capital or profits. The Company has accumulated approximately $3.3 million of losses which will continue in the future. Because of these and other matters, it is highly unlikely that the Company will be able to raise additional debt or equity capital in amounts necessary to remain in business. Consequently, the Company will not be able to remain in business. The amounts reflected on the accompanying balance sheet do not include any adjustments to reflect the Company's inability to remain in business. Generally however, when a business is unable to remain a going concern, assets are liquidated for a very small percentage of the amounts reflected on its balance sheet. The Company does not possess adequate assets to satisfy its debts or to return to its shareholders their capital investments.

NOTE 3 - MANAGEMENT PLANS

On October 15, 2001, MegaChain.com Ltd. and Acola Corp., a Delaware corporation ("Acola"), completed the transactions contemplated by the Agreement and Plan of Reorganization (the "Agreement") dated September 18, 2001 and included in the September 30, 2001 Form 10Q-SB,pursuant to which MegaChain.com Ltd. acquired 100% of the equity interests in Acola with Acola changing its name to MCGL Acquisition Corp. and continuing as a wholly-owned subsidiary of the Company. The reorganization was completed by the issuance of 15,000,000 shares (in excess of a majority) of the MegaChain.com Ltd. common stock, 100 shares of Series A Preferred Stock, 150,000 shares of Series B Preferred Stock and the payment of $280,000 to the Stockholders of MegaChain in exchange for 100% of the equity interests of Acola. MegaChain.com Ltd. then changed its name to Acola Corp. ("Acola Corp.") after completion of the reorganization process.

Acola has accounted for the acquisition as a reverse acquisition of MegaChain under the purchase method of accounting. Consequently, the historical financial statements of Acola prior to the acquisition have become the financial statements of the Company, and the results of operations of MegaChain have been combined with Acola effective with the acquisition. As a result of the acquisition, the former equity holders of Acola now own approximately 99.9% of the voting stock of the Company, which has changed its name to Acola Corp. The acquisition did not require the approval of the stockholders of the Company and the name change was previously approved by the Company's stockholders. Coincident with this


                          ACOLA CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

transaction, Acola has filed on Forms 8-K with the Securities & Exchange Commission notice of the transaction and notice of a change of its independent accountants.

As provided for in the Agreement, upon completion of the transaction, Robert B. Dillon was appointed as the new President, Chief Executive Officer and director and Samuel M. Skipper as the new Chairman of the Board, Secretary and director. The previous officers and directors resigned.

On October 9, 2001 an amended Form S-8 was filed by MegaChain.com, Ltd. registering 4,500,000 shares of the Company's common stock ($.0001 par value) valued at $270,000 pursuant to Consulting Agreements. Additionally, one of the Company's consultants purchased 1,150,000 shares of Acola common stock for $375,000. As an element of the acquisition financing, Skipper and Dillon pledged their shares to this consultant, the exercise of such contingency could cause a change of control in the company, subject to mutual agreement of all the parties.

On November 26, 2001 the Company adopted Restated Bylaws and Restated Certificate of Incorporation of the Company. The Restated Certificate resulted in a change of the Certificate of Incorporation of the Company that (i) increased the par value of shares of common stock of the Company from $.0001 to $.001, (ii) increased the number of shares of common stock the Company is authorized to issue from 30,000,000 to 100,000,000, (iii) increased the par value of shares of preferred stock of the Company from $.0001 to $.001 and (iv) authorized the issuance of 5,000,000 shares of Class B common stock, par value $.001 per share.

This allows for the holders of the company's Class B preferred stock to automatically convert each one of their Class B preferred shares into 100 shares of common stock. The preferred stock was authorized because of the limitations on the number of issued and reserved shares of Acola common stock.

Going Concern Considerations

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations of approximately $3.3 million and at December 31, 2001 has negative working capital of approximately $180,000 and cash of only $220. These factors, among others, strongly suggest the Company will not remain in business or continue as a going concern. At this time, the Company does not have adequate cash, working capital or capacity to borrow or raise additional equity capital with which to remain in business.

The balance sheet does not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

Although it was believed by prior management that the Company's software product was ready to be sold as a stand-alone data base management system, a considerable sales and marketing budget, not currently available to the Company, have been required in order to properly operate and market the product. Because the new owners and management of the Company are interested in other opportunities, an agreement was reached to exchange the Company's software product, with a net capitalized cost of $142,500, and computer equipment, with a net cost of $28,582, for the assumption of liabilities in the amounts of $112,350 to a related party, Blue Wave Productions Ltd. and $144,720 to other third parties. This exchange has been reflected in the financials as of September 30, 2001.


                          ACOLA CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Acola Corp. entered into an option agreement with Ozelle Pharmaceuticals, Inc., a Nevada corporation ("Ozelle") to acquire the exclusive, 20-year Mexico distribution rights ("Rights") to AnvirzelTM and all of its related and derivative products ("Products"). AnvirzelTM is believed by management to be a unique, patented, botanical drug for the treatment of certain cancers, HIV/AIDS, and Hepatitis C. For the sum of $2,006,000, Ozelle was to grant to the Company
(i) the exclusive distribution rights to Anvirzel(TM) in the Republic of Mexico, and (ii) 236,000 shares of common stock of Ozelle. On December 14, 2001 the Ozelle Rights option agreement expired. The Company made a $200,000 down payment on the option agreement and in exchange received 23,529 shares of Ozelle Pharmaceuticals, Inc. common stock. Ozelle is a privately held corporation and there is presently no available market for these shares. These shares are valued at cost, however, their fair market value is probably much less at December 31, 2001. Acola Corp. is still pursuing the opportunity with Ozelle and other related business ventures. It does not appear that the Company will be able to remain in business because the Company has minimal cash and working capital and no capacity to borrow or raise additional equity capital with which to remain in business.

NOTE 4 - PREPAID EXPENSES

Prepaid expenses at December 31, 2001 were $0, a decrease of $21,000 over fiscal 2000. As a result of the disposition of the software as previously discussed, the Company expensed its prepaid software development costs.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2001 amounted to $106,260, an increase of $74,193 from June 30, 2001. Property and equipment at December 31, 2001 consists primarily of the Company's website. After the reverse merger and acquisition the Company purchased new computer equipment and initiated a new website, resulting in this increase.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets at December 31, 2001 were $750, a decrease of $156,750 from fiscal June 30, 2001. As previously discussed, the intellectual property was exchanged for the release of a liability to a related party. The remaining asset is the Company's trademark.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2001 were $121,812, a decrease of $130,223 from June 30, 2001. As previously discussed, an agreement was made to exchange the Company's computer equipment and software for the release of certain liabilities to related and third parties.

NOTE 8 - LEGAL PROCEEDINGS

On or about December 19, 2001, the Company received notice of a lawsuit from two individuals claiming they are due $26,000 pursuant to their respective consulting agreements. Management asserts that only 4,000 shares of the Company's common stock is due to each. The Company originally accrued a total amount of $10,000 for the consultants. Management believes the probability of any judgment against the Company is remote and has not accrued any additional expense toward a settlement resulting from resolution of future negotiations or litigation.

On or about January 4, 2002, the Company received written demand from its website developer for payment of its billing under the Company's agreement. The Company has held several discussions with said website developer and expects to resolve the differences in a mutually beneficial manner. Though not formally resolved as of the date of this 10Q-SB, management has estimated that a contingent liability exists and accrued $112,000 as a potential liability for this demand.


                          ACOLA CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

On or about August 4, 2000, Management received a letter from an attorney advising that there is an Order for Entry of Default Judgment in favor of two alleged former employees of Northern Lights Software, Ltd. (a subsidiary of the Company) dated March 10, 1998 in the total amount of $74,887. The judgment was obtained in the State of Colorado and was apparently for unpaid wages. Until this time, present management was unaware of this claim and judgment. A former director of the Company advised management that he was also unaware of this claim and judgment and believed that claimants were actually employees of Northern Lights Software (New York) Ltd., a subsidiary of Northern Lights Software, Ltd. Pursuant to an Agreement and Plan of Reorganization dated February 15, 1999, that former director personally warranted that there were no undisclosed liabilities in the Company. The Company intends to dispute the judgment or in the alternative seek compensation from the former director. Management is not able to determine its chance of success in attempting to set aside the judgment. In the event the Company is unable to set aside the judgment, management believes it may be possible to obtain compensation from the former director under his indemnity agreement with the Company.

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

Quarter ended December 31, 2001

Revenue:
The Company did not earn any revenue during the three and six month periods ended December 31, 2001 and December 31, 2000.

Cost of Revenue:

Professional Fee Expenses:

Professional fee expenses for the quarter and six months ended December 31, 2001 were $9,750 and $22,062 respectively, a decrease of $15,641 and $24,739 from the quarter and six months ended December 31, 2000. This decrease was due to the completion of the Company's reverse merger and acquisition. Some of the professional fees have been paid by one of the Company's shareholders, in exchange for a note payable to the shareholder.

Selling and Marketing Expenses:

Selling and Marketing expenses for the quarter and six months ended December 31, 2001 were $15,920 and $16,066 respectively, a decrease of $7,547 and $40,659 from the quarter and six months ended December 31, 2000. This decrease was due primarily to the Company's change of direction and business after its reverse merger and acquisition.

Software Development Expenses:

During the quarter and six months ended December 31, 2001 the Company did not incur any software development costs. This is a decrease of $201,498 and $419,427 from the quarter and six months ended December 31, 2000. The decrease is due primarily to the cessation of software development.

Management Fee Expenses:

Management fee expenses for the quarter and six months ended December 31, 2001 were $0 and $14,351 respectively, a decrease of $23,031 and $31,009 from the quarter and six months ended December 31, 2000. The decrease was due primarily to the change in management after the reverse merger and acquisition.

General and Administrative Expenses:

General and administrative expenses for the quarter and six months ended December 31, 2001 were $64,396 and $131,174 respectively, an increase of $26,623 and $54,741 from the quarter and six months ended December 31, 2000. This increase was due primarily to increased consulting fees relating to the reverse merger and acquisition and the expensing of prepaid software development costs due to the disposition of the assets. The consulting fees are for the services of Samuel M. Skipper (the Company's Chairman of the Board) and Stuart Brazier to advise and consult on the Company's merger and acquisition strategies, investor relations and the Company's business development.

Other Income:

Other income for the quarter and six months ended December 31, 2001 was $ 0 and $116,138 respectively, an increase of $0 and $116,138 from the quarter and six months ended December 31, 2000. This increase was due solely to relief of debt that resulted from the exchange of computer equipment for the release of liabilities to third parties.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On or about December 19, 2001, the Company received notice of a lawsuit from two individuals claiming they are due $26,000 pursuant to their respective consulting agreements. Management asserts that only 4,000 shares of the Company's common stock is due to each. The Company originally accrued a total amount of $10,000 for the consultants. Management believes the probability of any judgment against the Company is remote and has not accrued any additional expense toward a settlement resulting from resolution of future negotiations or litigation.

On or about January 4, 2002, the Company received written demand from its website developer for payment of its billing under the Company's agreement. The Company has held several discussions with said website developer and expects to resolve the differences in a mutually beneficial manner. Though not formally resolved as of the date of this report, management has estimated that a contingent liability exists and accrued $112,000 as a potential liability for this demand.

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

On November 26, 2001 the Company adopted Restated Bylaws and Restated Certificate of Incorporation of the Company. The Restated Certificate resulted in a change of the Certificate of Incorporation of the Company that (i) increased the par value of shares of common stock of the Company from $.0001 to $.001, (ii) increased the number of shares of common stock the Company is authorized to issue from 30,000,000 to 100,000,000, (iii) increased the par value of shares of preferred stock of the Company from $.0001 to $.001 and (iv) authorized the issuance of 5,000,000 shares of Class B common stock, par value $.001 per share.

This allows for the holders of the company's Class B preferred stock to automatically convert each one of their Class B preferred shares into 100 shares of common stock. The preferred stock was authorized because of the limitations on the number of issued and reserved shares of Acola common stock.


Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports

         Exhibits

              None

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


                                       ACOLA CORP.


                                       By: /s/ Samuel M. Skipper
                                           -------------------------------------
Date: February 20, 2002                    Samuel M. Skipper
                                           Secretary