Form 10QSB
period 2002-03-31
ACOLA CORP
filed 2002-05-20
CIK 934796

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                   Form 10-QSB
                                 ---------------

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2002.

                 Class                Outstanding at March 31, 2001
                 -----                ---------------------------------
    Common Stock, $0.0001 Par Value              34,805,065







                          ACOLA CORP. AND SUBSIDIARIES
  (FORMERLY MEGACHAIN.COM, LTD., FORMERLY FORMQUEST INTERNATIONAL, LTD;
                    FORMERLY NORTHERN LIGHTS SOFTWARE, LTD.)

                               Table of Contents


PAGE
Part I - Financial Information

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets -
        March 31, 2002 (unaudited) and June 30, 2001 (audited)                 3

        Condensed Consolidated Statements of Operations (unaudited) -
        Three and Nine Months Ended March 31, 2002 and 2001                    4

        Condensed Consolidated Statements of Changes in Stockholders' Equity
        (Deficit) (unaudited) - Nine Months ended March 31, 2002               5

        Condensed Consolidated Statements of Cash Flows (unaudited) -
        Nine Months Ended March 31, 2002 and 2001                              6

        Notes to Condensed Consolidated Financial Statements (unaudited)       7

Item 2. Management's Discussion and Analysis of Financial                     11
        Condition and Results of Operations

Part II. Other Information

         Item 1. Legal Proceedings                                            12

         Item 2. Changes in Securities                                        13

         Item 3. Defaults upon Senior Securities                              13

         Item 4. Submission of Matters to a Vote of Security Holders          13

         Item 5. Other Information                                            13

         Item 6. Exhibits and Reports                                         14



                          ACOLA CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                             March 31, 2002        June 30, 2001
                                                (Unaudited)           (Audited)
                                            ------------------     -------------
             ASSETS
CURRENT ASSETS
   Cash and cash equivalents                    $    2,424           $   37,126
   Miscellaneous receivables                           757                3,857
   Prepaid expenses                                    -                 21,000
                                               -----------          -----------
                                                     3,181               61,983

PROPERTY AND EQUIPMENT - Net                            -                32,067

OZELLE PHARMACEUTICALS INC. COMMON STOCK           200,000                     -

INTANGIBLE ASSETS - Net                               1400              157,500
                                                ----------          -----------
TOTAL ASSETS                                    $  204,581           $  251,550
                                                 ==========          ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable and accrued expenses        $  136,280           $  252,035
   Note Payable                                     20,928                    -
   Note Payable-Related Party                       48,579                    -
                                                ----------           ----------

TOTAL CURRENT LIABILITIES                          205,787              252,035
                                               -----------           ----------
             STOCKHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK; $.001 par value,
   5,000,000 shares authorized;
   and no shares issued and outstanding               -                     -

COMMON STOCK CLASS A; $.001 par value; 100,000,000
   shares authorized; 34,805,050 shares and
   305,050 shares issued and outstanding as of
   March 31, 2002 and June 30, 2001                 34,805                   31

COMMON STOCK CLASS B; $.001 par value;5,000,000
   shares authorized; 0 shares issued
   and outstanding as of March 31, 2002
   and June 30, 2001                                     -                     -

ADDITIONAL PAID-IN CAPITAL                       3,377,469            3,227,770

ACCUMULATED DEFICIT                             (3,416,145)          (3,219,051)

ACCUMULATED OTHER COMPREHENSIVE
   INCOME (LOSS)                                     2,665               (9,235)
                                               -----------           ----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                (1,206)                (485)
                                               -----------           ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)                  $  204,581          $   251,550
                                                ===========          ===========
                             See accompanying notes.





                          ACOLA CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                       Three Months Ended      Nine Months Ended
                                            March 31,              March 31,
                                       -----------------------------------------
                                         2002        2001         2002   2001
                                       -------     -------       ------ ------
EXPENSES
   Professional fees                 $   26,200  $  23,995  $  49,762   $ 70,796
   Selling and marketing                   -        22,010     16,066     78,735
   Software development                    -       (10,314)         -    409,113
   Management fee                          -        20,679     14,351     66,039
   General and administrative expenses   11,762     48,258    142,935    124,691
                                       ---------   --------   --------   -------
                                         37,962    104,628    223,115    749,374
                                       ---------   --------   -------  ---------

LOSS FROM OPERATIONS                   ( 37,961)  (104,628)  (221,615) (749,374)

OTHER INCOME - Debt forgiveness            -          -        116,138         -
             - Settlement                10,300       -         10,300         -
INTEREST INCOME                            -           528         492     3,506
LOSS ON WRITEOFF OF ASSETS             (100,909)      -       (100,909)       -
                                       ---------  ---------   ---------  -------

NET LOSS                             $ (128,571) $(104,100) $(197,094)$(745,868)
                                      =========  ==========   ========= ========


BASIC AND DILUTED LOSS
PER SHARE OF COMMON STOCK            $     NIL   $   (0.10)   $ (0.01)  $ (0.74)
                                      ========== ==========   ========= ========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING            34,805,065   1,046,867 19,421,853 1,005,478
                                     ==========  ==========  =========== =======


                             See accompanying notes.










                          ACOLA CORP. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                        NINE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)

                                                                 Accumulated
                     Additional                Other
             Common   Paid-In   Accumulated Comprehensive
             Stock    Capital     Deficit   Income(Loss)     Total
             ------  ---------- ----------- -------------  ---------
BALANCE
AT JUNE
30,2001      $  31  $3,227,770 $(3,219,051)  $   (9,235)   $   (485)


Merger with
Acola Corp.  34,774    179,849       -              -            214,623
(net of
acquisition
payment)

Release of
Related party
Debt for
Intellectual
Property    -      (30,150)          -                -           (30,150)

Net loss for
the nine
months ended
March 31,
2002            -         -       (197,094)         -      (197,094)


Foreign
currency
translation
adjustment      -         -           -           11,900     11,900

TOTAL
COMPREHENSIVE                                              ---------
LOSS                                                       (185,194)

BALANCE AT
MARCH        ------  ---------- ----------- -------------  ---------
31,2002      $34,805 $3,377,469 $(3,416,145)  $    2,665   $ (1,206)
             ======  ========== =========== =============  =========


                             See accompanying notes






                          ACOLA CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Nine Months Ended
                                                                    March 31,
                                                           --------------------------
                                                               2002             2001
                                                           ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                $(197,094)       $(745,868)
   Adjustments to reconcile net loss to
     net cash used in operating activities
   Depreciation and amortization                                   0           51,767
   Debt forgiveness income not providing cash               (116,138)             -
   Loss of writeoff of assets not requiring cash             100,909
   Issuance of common stock for software development costs       -            413,113
   Changes in assets and liabilities:
     Miscellaneous receivables                                 3,100              558
     Prepaid expenses                                         21,000            6,982
     Accounts payable and accrued expenses exchanged for
        Software                                              96,795          185,809
                                                           ---------        ---------

   Net cash used in operating activities                     (91,428)         (87,639)

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in Website                                     (30,581)                -
   Investment in Ozelle Pharmaceuticals, Inc. Common Stock  (200,000)                -
   Investment in Trademark                                    (1,400)                -
   Investment in MegaChain.com Ltd. acquisition             (280,000)             -
                                                           ---------        -----------
   Net cash used by investment activities                   (511,981)             -

CASH FLOW FROM FINANCING ACTIVITIES
   Issuance of Capital Stock                                 494,623              -
   Short term loans                                           62,184               -
                                                            ---------        -----------
   Net cash provided by financing activities                 556,807                 -


EFFECT OF EXCHANGE RATES ON CASH                              11,900          (4,692)
                                                           ---------        ---------

NET DECREASE IN CASH                                         (34,702)         (92,331)

CASH - BEGINNING OF PERIOD                                    37,126          155,106
                                                           ---------        ---------

CASH - END OF PERIOD                                       $   2,424        $  62,775
                                                           =========        =========
SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES

   Issuance of Common Stock for Prepaid Consulting Services     -            $  36,000
   Accounts payable and accrued expenses extinguishments
     not requiring cash                                    $ 257,070        $     -
   Investment in Website acquired through Accounts Payable $  76,294        $     -

                             See accompanying notes.


                          ACOLA CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - INTERIM PERIODS

The unaudited information has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects normal recurring adjustments necessary for a fair presentation of the information for the periods presented.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. These financial statements should be read in conjunction with the financial statements and notes for the year ended June 30, 2001, included in the Form 10-KSB.

The results of operations for the three month and nine month periods ended March 31, 2002 and 2001 are not necessarily indicative of operating results for the full year.


NOTE 2 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Acola Corp. (the "Company") and its Subsidiaries. All material intercompany balances and intercompany transactions have been eliminated. The comparison of operations included on the Statement of Operations for the quarter and nine months ended March 31, 2001 versus the three months and nine months ended March 31, 2002 are not particularly relevant due to different operating goals and management plans resulting from the merger.

As reflected in the accompanying financial statements, the Company has negative working capital, almost no cash, no revenues, and no ongoing operations to generate cash, working capital or profits. The Company has accumulated approximately $3.4 million of losses which will continue in the future. Because of these and other matters, it is highly unlikely that the Company will be able to raise additional debt or equity capital in amounts necessary to remain in business. Consequently, the Company will not be able to remain in business. The amounts reflected on the accompanying balance sheet do not include any adjustments to reflect the Company's inability to remain in business. Generally however, when a business is unable to remain a going concern, assets are liquidated for a very small percentage of the amounts reflected on its balance sheet. The Company does not possess adequate assets to satisfy its debts or to return to its shareholders their capital investments.

NOTE 3 - MANAGEMENT PLANS

On October 15, 2001, MegaChain.com Ltd. and Acola Corp., a Delaware corporation ("Acola"), completed the transactions contemplated by the Agreement and Plan of Reorganization (the "Agreement") dated September 18, 2001 and included in the September 30, 2001 Form 10Q-SB, pursuant to which MegaChain. com Ltd. acquired 100% of the equity interests in Acola with Acola changing its name to MCGL Acquisition Corp. and continuing as a wholly-owned subsidiary of the Company. The reorganization was completed by the issuance of 15,000,000 shares (in excess of a majority) of the MegaChain.com Ltd. common stock, 100 shares of Series A Preferred Stock, 150,000 shares of Series B Preferred Stock and the payment of $280,000 to the Stockholders of MegaChain in exchange for 100% of the equity interests of Acola. MegaChain.com Ltd. then changed its name to Acola Corp. ("Acola Corp.") after completion of the reorganization process.

Acola has accounted for the acquisition as a reverse acquisition of MegaChain under the purchase method of accounting. Consequently, the historical financial statements of Acola prior to the acquisition have become the financial statements of the Company, and the results of operations of MegaChain have been combined with Acola effective with the acquisition. As a result of the acquisition, the former equity holders of Acola now own approximately 99.9% of the voting stock of the Company, which has changed its name to Acola
                          ACOLA CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Corp. The acquisition did not require the approval of the stockholders of the Company and the name change was previously approved by the Company's stockholders. Coincident with this transaction, Acola has filed on Forms 8-K with the Securities and Exchange Commission notice of the transaction and notice of a change of its independent accountants.

As provided for in the Agreement, upon completion of the transaction, Robert B. Dillon was appointed as the new President, Chief Executive Officer and director and Samuel M. Skipper as the new Chairman of the Board, Secretary and director. The previous officers and directors resigned. On April 10, 2002, Samuel M. Skipper resigned as Chairman of the Board and as Director. He has been replaced by Michael G. Wirtz.

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


Going Concern Considerations

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations of approximately $3.4 million and at March 31, 2001 has negative working capital of approximately $200,000 and cash of only $2,424. These factors, among others, strongly suggest the Company will not remain in business or continue as a going concern. At this time, the Company does not have adequate cash, working capital or capacity to borrow or raise additional equity capital with which to remain in business.

The balance sheet does not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

Although it was believed by prior management that the Company's software product was ready to be sold as a stand-alone data base management system, a considerable sales and marketing budget, not currently available to the Company, would have been required in order to properly operate and market the product. Because the new owners and management of the Company are interested in other opportunities, an agreement was reached to exchange the Company's software product, with a net capitalized cost of $142,500, and computer equipment, with a net cost of $28,582, for the extinguishment of liabilities in the amounts

                          ACOLA CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

of $112,350 to a related party, Blue Wave Productions Ltd. and $144,720 to other third parties. This exchange has been reflected in the financials as of September 30, 2001.

Acola Corp. entered into an option agreement with Ozelle Pharmaceuticals, Inc., a Nevada corporation ("Ozelle") to acquire the exclusive, 20-year Mexico distribution rights ("Rights") to AnvirzelTM and all of its related and derivative products ("Products"). AnvirzelTM is believed by management to be a unique, patented, botanical drug for the treatment of certain cancers, HIV/AIDS, and Hepatitis C. For the sum of $2,006,000, Ozelle was to grant to the Company
(i) the exclusive distribution rights to Anvirzel(TM) in the Republic of Mexico, and (ii) 236,000 shares of common stock of Ozelle. On March 14, 2001 the Ozelle Rights option agreement expired. The Company made a $200,000 down payment on the option agreement and in exchange received 23,529 shares of Ozelle Pharmaceuticals, Inc. common stock. Ozelle is a privately held corporation and there is presently no readily available market for these shares. These shares are valued at cost, however, their fair market value may be much less at March 31, 2001. Acola Corp. is still pursuing the opportunity with Ozelle and other related business ventures. It does not appear that the Company will be able to remain in business because the Company has minimal cash and working capital and no capacity to borrow or raise additional equity capital with which to remain in business or to complete the transaction with Ozelle Pharmaceuticals, Inc.

NOTE 4 - PREPAID EXPENSES

As a result of the disposition of the software as previously discussed, the Company expensed its prepaid software development costs during the fiscal year.

NOTE 5 - PROPERTY AND EQUIPMENT

As previously discussed, property and equipment has been written off. The Company's website was shut down on or about the end of 2001 because of (i)the expiration of the option agreement with Ozelle Pharmaceuticals, Inc., (ii) the company's inability to continue as a going concern, (iii) the feasibility of spending monies on promoting something that the company would no longer be involved with and (iv) differences with the Company's website developer. The Company considers the website to have no value or any future value to the Company. The Company also exchanged all of its computer equipment for rent with Vector Energy Corporation, a related entity, of which Mr. Sam Skipper, the former Chairman is also Chairman of the Board of Vector Energy Corporation.

NOTE 6 - INTANGIBLE ASSETS

As previously discussed, intangible assets were exchanged for the release of a liability to a related party. The remaining asset is the Company's trademark.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2002 were $136,280, a decrease of $115,755 from June 30, 2001. As previously discussed, an agreement was made to exchange the Company's computer equipment and software for the release of certain liabilities to related and third parties.

NOTE 8 - NOTES PAYABLE

The company has two notes payable with two individuals, one of which, Mr. Sam Skipper, is a related party. The first note payable is a 90 day, 10% note in the principal amount of $14,500. Its proceeds were used for day to day Company expenses. It also contains a penalty for 35,000 shares of the Company's


                          ACOLA CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

common stock if it is not paid on the due date. The company accrued a liability of $5,950 on March 2, 2001 for the stock owed to the individual who holds the note which was determined by the price of the Company's common shares ($0.17) at that date. Presently the price of the Company's shares are $0.10. Interest on the note in the amount of $478 has been accrued on the Company's books through March 31, 2002.

The second note payable is to former Chairman Sam Skipper who incurred expenses on behalf of the Company. The note is a 90 day, 10% note in the principal amount of $44,311. Interest on the note in the amount of $893 has been accrued on the Company's books through March 31, 2002.

NOTE 9 - LEGAL PROCEEDINGS

On or about August 4, 2000, Management received a letter from an attorney advising that there is an Order for Entry of Default Judgment in favor of two alleged former employees of Northern Lights Software, Ltd. (a subsidiary of the Company) dated March 10, 1998 in the total amount of $74,887. The judgment was obtained in the State of Colorado and was apparently for unpaid wages. Until such time, present management was unaware of this claim and judgment. A former director of the Company advised management that he was also unaware of this claim and judgment and believed that claimants were actually employees of Northern Lights Software (New York) Ltd., a subsidiary of Northern Lights Software, Ltd. Pursuant to an Agreement and Plan of Reorganization dated February 15, 1999, that former director personally warranted that there were no undisclosed liabilities in the Company. The Company intends to dispute the judgment. Management is not able to determine its chance of success in attempting to set aside the judgment but has obtained compensation in the amount of $10,300 from the former director in exchange for an indemnity agreement with the Company.

The Company is in the process of attempting to negotiate a resolution of this matter with the attorney for the plaintiffs for a complete release of the judgment against the Company.

On or about March 19, 2001, the Company received notice of a lawsuit from two individuals claiming they are due $26,000 pursuant to their respective consulting agreements. Management asserts that only 4,000 shares of the Company's common stock is due to each. The Company originally accrued a total amount of $10,000 for the consultants. Management believes the probability of any judgment against the Company is remote and has not accrued any additional expense toward a settlement resulting from resolution of future negotiations or litigation.

On or about January 4, 2002, the Company received written demand from its website developer for payment of its billing under the Company's agreement. The Company has held several discussions with said website developer and expects to resolve the differences in a mutually beneficial manner. Though not formally resolved as of the date of this 10Q-SB, management has estimated that a contingent liability exists and accrued $76,294 as a potential liability for this demand.

On March 29, 2002 the company received written demand from the Attorney representing Donald E. Baxter, a consultant and stockholder of the Company. Baxter's claims that he has been defrauded by investing in the Company and that the Company has had numerous violations of federal and state law, filed materially misleading filings with the Securities and Exchange Commission, filed false financial statements and has conspired to manipulate the market. Baxter also claims he is due $375,000 but is willing to settle for various amounts of the Company's shares ranging from 27,210,000 to 32,174,798 shares, 0 to 23,529 shares of Ozelle Pharmaceuticals, Inc. stock owned by the Company and cash of either $0, $100,000 or $375,000. Such Company share amounts, if transferred to Baxter, would give Baxter control of the Company. The Company vehemently denies these claims. Management is attempting to negotiate a resolution of this matter.

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

Quarter ended March 31, 2002

Revenue:
The Company did not earn any revenue during the three and nine month periods ended March 31, 2002 and March 31, 2001.

Cost of Revenue:

Professional Fee Expenses:

Professional fee expenses for the quarter and nine months ended March 31, 2002 were $26,200 and $49,762 respectively, an increase of $2,205 and a decrease $21,034 from the quarter and nine months ended March 31, 2001. This increase was due to the Company's reverse merger and acquisition, but decreased for the nine month period since the Company is in a different business environment. Some of the professional fees have been paid by one of the Company's shareholders, in exchange for a note payable to the shareholder.

Selling and Marketing Expenses:

Selling and Marketing expenses for the quarter and nine months ended March 31, 2002 were $0 and $16,066 respectively, a decrease of $22,010 and $62,669 from the quarter and nine months ended March 31, 2001. This decrease was due primarily to the Company's change of direction and business after its reverse merger and acquisition.

Software Development Expenses:

During the quarter and nine months ended March 31, 2002 the Company did not incur any software development costs. This is a decrease of $0 and $409,113 from the quarter and nine months ended March 31, 2001. The decrease is due primarily to the cessation of software development.

Management Fee Expenses:

Management fee expenses for the quarter and nine months ended March 31, 2002 were $0 and $14,351 respectively, a decrease of $20,679 and $51,688 from the quarter and nine months ended March 31, 2001. The decrease was due primarily to the change in management after the reverse merger and acquisition.

General and Administrative Expenses:

General and administrative expenses for the quarter and nine months ended March 31, 2002 were $11,762 and $142,935 respectively, a decrease of $36,496 and an increase of $18,244 from the quarter and nine months ended March 31, 2001. The decrease is because the company is not doing any business in 2002 and the increase was due primarily to increased consulting fees relating to the reverse merger and acquisition and the expensing of prepaid software development costs due to the disposition of the assets. The consulting fees are for the services of Samuel M. Skipper (the Company's former Chairman of the Board) and Stuart Brazier to advise and consult on the Company's merger and acquisition strategies, investor relations and the Company's business development.

Other Income:

Other income for the quarter and nine months ended March 31, 2002 was $ 10,300 and $126,438 respectively, an increase of $10,300 and $126,438 from the quarter and nine months ended March 31, 2001. This increase was due to a settlement with a former director of the company relating to his indemnification agreement and to relief of debt that resulted from the exchange of computer equipment for the release of liabilities to third parties.

Website:

The Company's website was shut down on or about the end of 2001 because of
(i)the expiration of the option agreement with Ozelle Pharmaceuticals, Inc.,
(ii) the company's inability to continue as a going concern, (iii) the feasibility of spending monies on promoting something that the company would no longer be involved with and (iv) differences with the Company's website developer. The Company considers the website to have no value or any future value to the Company.

Description of Property:

The Company presently maintains its principal place of business at 8303 Southwest Freeway, Suite 950, Houston, Texas 77074. As of October 15, 2001, the Company began relocating its operations from 34 West 8th Avenue, Vancouver, British Columbia, Canada V5Y 1M7 to Houston, Texas. The premise is leased on a month-to-month basis at a fair market value price of $1,000 from Vector Energy Corporation. The Company's former Chairman of the Board, Samuel M. Skipper is also Chairman of the Board of Vector Energy Corporation. The company exchanged some of its computer equipment for rent of office space.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On or about August 4, 2000, Management received a letter from an attorney advising that there is an Order for Entry of Default Judgment in favor of two alleged former employees of Northern Lights Software, Ltd. (a subsidiary of the Company) dated March 10, 1998 in the total amount of $74,887.53. The judgment was obtained in the State of Colorado and was apparently for unpaid wages. Until such time, present management was unaware of this claim and judgment. A former director of the Company advised management that he was also unaware of this claim and judgment and believed that claimants were actually employees of Northern Lights Software (New York) Ltd., a subsidiary of Northern Lights Software, Ltd. Pursuant to an Agreement and Plan of Reorganization dated February 15, 1999, that former director personally warranted that there were no undisclosed liabilities in the Company. The Company intends to dispute the judgment. Management is not able to determine its chance of success in attempting to set aside the judgment but has obtained compensation in the amount of $10,300 from the former director in exchange for an indemnity agreement with the Company.

The Company is in the process of attempting to negotiate a resolution of this matter with the attorney for the plaintiffs for a complete release of the judgment against the Company.

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

On or about January 4, 2002, the Company received written demand from its website developer for payment of its billing under the Company's agreement. The Company has held several discussions with said website developer and expects to resolve the differences in a mutually beneficial manner. Though not formally resolved as of the date of this report, management has estimated that a contingent liability exists and accrued $76,294 as a potential liability for this demand.

On March 29, 2002 the company received written demand from the Attorney representing Donald E. Baxter, a consultant and stockholder of the Company. Baxter's claims that he has been defrauded by investing in the Company and that the Company has had numerous violations of federal and state law, filed materially misleading filings with the Securities and Exchange Commission, filed false financial statements and has conspired to manipulate the market. Baxter also claims he is due $375,000 but is willing to settle for various amounts of the Company's shares ranging from 27,210,000 to 32,174,798 shares, 0 to 23,529 shares of Ozelle Pharmaceuticals, Inc. stock owned by the Company and cash of either $0, $100,000 or $375,000. Such Company share amounts, if transferred to Baxter, would give Baxter control of the Company. The Company vehemently denies these claims. Management is attempting to negotiate a resolution of this matter.

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


                                             ACOLA CORP.


                                             By: /s/ Michael G. Wirtz
                                             ----------------------------------
Date: May 20, 2002                                      Michael G. Wirtz
                                                        Chairman