Form 10KSB
period 2002-06-30
ACOLA CORP
filed 2002-09-30
CIK 934796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                    For the fiscal year ended June 30, 2002

                                      [OR]

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

          For the transition period from ___________ to __________ .
                      Commission File Number: 000-30264

                                  ACOLA CORP.
               (Name of Small Business Issuer in its Charter)

           DELAWARE                                           11-3177042
(State or other jurisdiction of                            (I.R.S. Employer
        incorporation)                                    Identification No.)

                        8303 SOUTHWEST FREEWAY, SUITE 950
                              HOUSTON, TEXAS 77074
               (Address of principal executive offices) (Zip Code)

                                 (713) 773-3284
              (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, $.001 par value per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for the fiscal year ended June 30, 2002 totaled $ 0.

The aggregate market value of the voting and non-voting stock held by nonaffiliates of the registrant, based on the last sales price as quoted by the OTC Electronic Bulletin Board on September 20, 2002 was $286,622. As of September 20, 2001 the registrant had 34,805,065 shares of common stock outstanding.

Transitional Small Business Disclosure Format.  [ ] Yes [X] No.


                                  ACOLA CORP.
                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS
                                                                            PAGE
                                     PART I
ITEM 1.     DESCRIPTION OF BUSINESS.........................................   3
ITEM 2.     DESCRIPTION OF PROPERTIES.......................................   5
ITEM 3.     LEGAL PROCEEDINGS...............................................   5
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............   6

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS........   6
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS......   7
ITEM 7.     FINANCIAL STATEMENTS............................................  10
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                   AND FINANCIAL DISCLOSURE.................................  23

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS,
                   COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT  ......  24
ITEM 10.   EXECUTIVE COMPENSATION...........................................  24
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...  26
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  27
ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.................................  27
ITEM 14.   CONTROLS AND PROCEDURES..........................................  28

                                     PART I.

FORWARD-LOOKING STATEMENTS

            Some of the statements contained in this Form 10-KSB for Acola Corp. discuss future expectations, contain projections of results of operation or financial condition or state other forward-looking information. They often include words such as believe, expect, anticipate, intend or plan or words with similar meaning or conditional verbs such as will, would, should or may. Acola Corp. wishes to caution readers not to place reliance on any forward-looking statements as these statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:
o acts or threats of war, terrorism and the effects of such acts or threats on the Company, its employees, debtors, customers and vendors as well as the local economy;
o the success or failure of management's efforts to implement their business strategy;
o        the ability to raise sufficient capital to meet operating requirements;
o        the ability to compete with major established companies;
o        the effect of changing economic conditions;
o the ability to operate with minimal cash, deficit working capital and no operations;
o the ability to resolve significant commitments and contingent liabilities;
o        the ability to develop profitable operations;
o        the ability to assimilate acquisitions in a profitable manner;
o        the ability to attract and retain quality employees; and
o        other risks, which may be described in future filings with the SEC.
         ACOLA CORP. does not undertake, and specifically disclaims any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except for Acola's ongoing obligation to disclose material information as required by the Federal Securities laws. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in this entirety by the applicable cautionary statements.

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         OVERVIEW

         Acola was initially formed to take advantage of the marketing opportunities in Mexico of the drug, AnvirzelTM, a drug that the Company was told had good results in treating some cancers and other serious diseases. A transaction to obtain the exclusive distribution rights to AnvirzelTM was not consummated and the company now has no business. More importantly though, the Company has no cash, working capital or access to the debt and equity markets due to the Company's distressed financial condition, which might otherwise provide debt or equity funding with which to conduct operations. Consequently, the Company is insolvent for all practical purposes and remains a reporting Company as a result of certain officers and shareholders of the Company providing sufficient funding to pay for a limited amount of the Company's expenses. There are no formal agreements or contracts requiring these individuals to continue this funding. The Company is currently negotiating a change of control agreement with a significant corporate shareholder and consultant to avoid potential litigation. For more information regarding this potential change of control and settlement, see Item 3 Legal Proceedings and
Note 9 to the financial statements.

         HISTORY

         ACOLA CORP. was formerly MegaChain.com Ltd. "MegaChain" or the "Company" was originally incorporated as EC Capital Ltd. ("EC"), in the State of Delaware on September 10, 1993. In October 1995, the Company completed a public offering of 1,100,000 shares of common stock and received net proceeds of approximately $472,000.

            In September 1996, the Company acquired Northern Lights Software, Ltd., a New York Corporation that provided training and consulting services to SQL Server Databases ("Northern NY"), by issuing 8,000,000 shares of its common stock in exchange for 7,000,000 issued and outstanding shares of Northern NY.

            The Company then split its outstanding shares on a two-for-one basis and changed its name to Northern Lights Software Ltd. In the first half of 1997 Northern NY ceased operations due to under capitalization and significant losses from cost overruns. Northern NY remains inactive to date.

            In September 1997 the Company changed its name to Formquest International Ltd. Formquest acted as a holding company and never had any operations. In February 1999, Formquest disposed of the assets of its subsidiary, Northern Lights Software Ltd. to an entity controlled by a principal stockholder, Mr. John Formicola, for the assumption of liabilities in the amount of $463,593.

            In February, 1999 the Company acquired all of the issued and outstanding shares of 573795 BC Ltd. ("573795"), a company incorporated in October of 1998 and organized under the laws of the Province of British Columbia, Canada by issuing 6,000,000 common shares to 573795's shareholders. Messrs Bill and Tom Lavin were the sole shareholders of 573795. Subsequent to the acquisition Messrs Lavin and Lavin owned approximately 46 percent of the issued and outstanding stock of Formquest.
            In April, 1999, the Company completed the sale of 2,000,000 shares of common stock at a price of $0.50 per share resulting in net proceeds of $958,000. The Company also changed its name to MegaChain.com Ltd.

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

            On October 12, 2001, the Company completed a reverse merger transaction and changed its name to Acola Corp and subsequently began trading under the new stock symbol "ACAC".

         DEVELOPMENTS SUBSEQUENT TO THE REVERSE MERGER THROUGH THE FISCAL YEAR ENDED JUNE 30, 2002.

         On October 12, 2001, Samuel M. Skipper was elected to the office of Chairman of The Board and Robert B. Dillon became Chief Executive Officer. This action was initiated subsequent to the resignation of certain of the Company officers and Board members. Both the Board of Directors and the resigning directors and officers resignations resulted from the reverse merger and were unrelated to operating performance or accounting issues. As of April 10, 2002, Samuel M. Skipper, Chairman of the Board, resigned and was replaced by Michael
G. Wirtz.

            On October 10, 2001, the Company agreed to issue 1,150,000 shares of common stock to Dr. Donald Baxter, the holder of a $75,000 July 2001 Note Payable from the Company, in exchange for $300,000, and full payment and cancellation of the $75,000 July 2001 Note.

            On March 29, 2002 the Company received written demand on the $75,000 Note Payable from the Attorney representing Donald E. Baxter, a consultant and stockholder of the Company. Baxter believes he is owed $75,000 principal on a promissory note that was executed in July, 2001 ("July 2001 Note"). The Company has held that the note was part of the purchase price for 1,150,000 shares of the Company's common stock. Two of the Company's principal shareholders, Mr. Dillon and Mr. Skipper, pledged their shares as part of the stock purchase agreement and Baxter believes he is entitled to those shares, based on conditions in the stock purchase agreement, which would give him control of approximately 86% of the Company's Class A common shares and 100% of the Company's Class B common shares. To avoid litigation the Company is negotiating a settlement to give Baxter control of approximately 86% of the Company. The $75,000 July 2001 Note is a contingent liability and is not recorded in the Company's financial statements, but will be included as part of the negotiated settlement which will transfer Dillon's, Skipper's and some others shares of the Company to Baxter.


            COMPANY BACKGROUND

            ACOLA Corp, (OTCBB.ACAC), a Delaware corporation headquartered in Houston, Texas, was established to capitalize upon the possible acquisition of an exclusive 20 year agreement with Ozelle Pharmaceuticals, Inc. for the distribution of ANVIRZELTM in Mexico. ACOLA was unsuccessful in its attempt to enter into the Mexican market and has abandoned its efforts in this regard.



        RECENT PROBLEMS FOR THE COMPANY

         Despite the belief of the Company's Board and Management of the tremendous potential of marketing ANVIRZELTM in Mexico, the company was not able to raise significant funds to complete the exclusive Mexico distribution agreement for ANVIRZELTM and has abandoned its efforts in this regard. The Company had difficulties in setting up its Mexico distribution network and finding an appropriate Mexico partner, and was unable to locate an equity investor to fund the Company on a long term basis. The Company has no operations and it is not expected that the Company will ever have any operations. The company is negotiating a settlement agreement with a shareholder, Dr. Donald Baxter, that will give control of 86% of the Company to Dr. Baxter.

PERSONNEL

         As of June 30, 2002, Acola had no employees.

ITEM 2.    DESCRIPTION OF PROPERTIES

         Acola Corp. owns no real property and currently has no office space under lease.

ITEM 3.    LEGAL PROCEEDINGS

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

         On or about March 19, 2001, the Company received notice of a lawsuit from two individuals claiming they are due $26,000 pursuant to their respective consulting agreements. Management asserts that only 4,000 shares of the Company's common stock is due to each. The Company originally accrued a total amount of $10,000 for the consultants. Management believes the probability of any judgment against the Company is remote and has not accrued any additional expense toward a settlement resulting from resolution of future negotiations or litigation. The lawsuit is now scheduled to go to trial sometime in late 2003.

         On or about June, 2002, the Company learned that its former website developer had filed a lawsuit against the company for an amount owed to the website developer. As of August 1, 2002, the Company had not been served with said lawsuit. On or about January 4, 2002, the Company received written demand from the attorney for its former website developer for payment of its billing under the Company's agreement. The Company has held several discussions with said attorney and expects to resolve the differences in a mutually beneficial manner. Though not formally resolved as of the date of this 10-KSB, management has estimated that a contingent liability exists and accrued $76,294 as a potential liability for this demand.
            On March 29, 2002 the company received written demand from the Attorney representing Donald E. Baxter, a consultant and stockholder of the Company. Baxter's claims that he has been defrauded by investing in the Company and that the Company has had numerous violations of federal and state law, filed materially misleading filings with the Securities and Exchange Commission, filed false financial statements and has conspired to manipulate the market. Baxter also claims he is due amounts aggregating at least $375,000 but is willing to settle for a transfer of controlling interest in the Company among other things. Management is attempting to negotiate a resolution of this matter and believes they are close to a settlement that would give Baxter control of approximately 86% of the Company.

            Other than that stated above, to the best knowledge of the Officers and Directors of the Company, neither the Company nor any of its Officers or Directors is a party to any material legal proceeding or litigation and such persons know of no other material legal proceeding or litigation contemplated or threatened. Other than that stated above, there are no judgments against the Company or its Officers or Directors relating to the Company except for Mr. Dillon who has a personal judgment against him unrelated to the Company. None of the Officers or Directors has been convicted of a felony or misdemeanor relating to securities or performance in corporate office.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None.

                                    PART II.


ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            The Company's common shares are eligible for quotation on the OTC Electronic Bulletin Board under the symbol "ACAC". The Company began trading under "ACAC" on October 22, 2001. Previously the Company traded under the symbol "MGCA". The nature of the market for common stocks on the OTC Bulletin Board is limited, sporadic and highly volatile and the absence of an active market may have an effect upon the high and low prices as reported. The following table sets forth the high and low bid prices per share of the common stock for the periods indicated as reported by the OTC Bulletin Board. These prices reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                  FISCAL 2002                             HIGH            LOW
                  -----------                             ----            ---
                  First Quarter                         $  1.00         $ 0.10
                  Second Quarter                        $  7.50         $ 0.05
                  Third Quarter                         $  0.24         $ 0.12
                  Fourth Quarter                        $  0.24        $ 0.035

                  FISCAL 2001                             HIGH            LOW
                  -----------                             ----            ---
                  First Quarter                         $ 16.00         $ 6.40
                  Second Quarter                        $  6.80         $ 0.80
                  Third Quarter                         $  2.00         $ 0.28
                  Fourth Quarter                        $  0.72         $ 0.12

            As of September 20, 2002, the Company had 71 holders of its common stock of record.

            It is the Company's current policy not to pay cash dividends and to retain future earnings, if any, to support growth. Any payment of cash dividends in the future will be dependent upon the amount of funds available. Acola does not anticipate paying any cash dividends in the foreseeable future, however the Company has not profits, working capital or cash with which to pay dividends. To date, the Company has not paid cash or other dividends on its common stock.

SALES OF UNREGISTERED SECURITIES

         During the year ended June 30, 2002, the Company issued no unregistered shares of its Class A common stock. It issued 2,000,000 shares of Class B common stock that were not registered in a transaction that was exempt from registration under Section 4(2) of the Securities Act of 1933 as not involving a public offering.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

            On October 12, 2001, MegaChain.com Ltd. and Acola Corp., a Delaware corporation ("Acola"), completed the transactions contemplated by the Agreement and Plan of Reorganization (the "Agreement") dated September 18, 2001, pursuant to which MegaChain.com Ltd. acquired 100% of the equity interests in Acola with Acola changing its name to MCGL Acquisition Corp. and continuing as a wholly-owned subsidiary of the Company. The reorganization was completed by the issuance of 15,000,000 shares (in excess of a majority) of the MegaChain.com Ltd. common stock, 100 shares of Series A Preferred Stock, 150,000 shares of Series B Preferred Stock and the payment of $280,000 to the Stockholders of MegaChain in exchange for 100% of the equity interests of Acola. MegaChain.com Ltd. then changed its name to Acola Corp. ("Acola Corp.") after completion of the reorganization process.

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

            On October 9, 2001 an amended Form S-8 was filed by MegaChain.com, Ltd. registering 4,500,000 shares of the Company's common stock ($.0001 par value) valued at $270,000 pursuant to Consulting Agreements. Additionally, one of the Company's consultants purchased 1,150,000 shares of Acola common stock for $375,000. As an element of the acquisition financing, Skipper and Dillon pledged their shares to this consultant, the exercise of which contingency could cause a change of control in the company, subject to mutual agreement of all the parties.

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

            The Company is close to a settlement with a shareholder, Dr. Donald Baxter, that will give Baxter control of approximately 86% of the Company. More detail of this transaction can be found in Item 1 and Footnote Number 9 to the financial statements.

Going Concern Considerations

            The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company and its predecessor MegaChain.com Ltd. has suffered recurring losses from operations of approximately $3.6 million and at June 30, 2002 has negative working capital of approximately $222,000 and cash of only $ 179. These factors, among others, strongly suggest the Company will not remain in business or continue as a going concern. At this time, the Company does not have adequate cash, working capital or capacity to borrow or raise additional equity capital with which to remain in business.

            The balance sheet does not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

            Although it was believed by prior management that the Company's software product was ready to be sold as a stand-alone data base management system, a considerable sales and marketing budget, not currently available to the Company, would have been required in order to properly operate and market the product. Because the new owners and management of the Company are interested in other opportunities, an agreement was reached to exchange the Company's software product, with a net capitalized cost of $142,500, and computer equipment, with a net cost of $28,582, for the extinguishment of liabilities in the amounts of $112,350 to a related party, Blue Wave Productions Ltd. and $144,720 to other third parties. This exchange has been reflected in the Fiscal 2002 financial statements.

            Acola Corp. entered into an option agreement with Ozelle Pharmaceuticals, Inc., a Nevada corporation ("Ozelle") to acquire the exclusive, 20-year Mexico distribution rights ("Rights") to AnvirzelTM and all of its related and derivative products ("Products"). AnvirzelTM is believed by management to be a unique, patented, botanical drug for the treatment of certain cancers, HIV/AIDS, and Hepatitis C. For the sum of $2,006,000, Ozelle was to grant to the Company (i) the exclusive distribution rights to Anvirzel(TM) in the Republic of Mexico, and (ii) 236,000 shares of common stock of Ozelle. On November 16, 2001 the Ozelle Rights option agreement expired. The Company made a $200,000 down payment on the option agreement and in exchange received 23,529 shares of Ozelle Pharmaceuticals, Inc. common stock. Ozelle is a privately held corporation and there is presently no readily available market for these shares. These shares have been reduced in value to approximate fair market value of $1.00 as determined by management of the Company. Because of the financial condition of the Company and other matters, the Company has abandoned efforts with regard to the option agreement.

FISCAL YEAR ENDED JUNE 30, 2002 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2001

Revenue:

The Company did not earn any revenue during the years ended June 30, 2002 and June 30, 2001.


Cost of Revenue:

There was no cost of revenue in fiscal 2002 and 2001.

Professional Fee Expenses: Professional fee expenses for the years ended June 30, 2002 and 2001 were $63,814 and $88,418 respectively, a decrease of $24,604.
This decrease was due in part to the Company's lack of operations and activity during 2002. Some of the professional fees have been paid by one of the Company's shareholders, in exchange for a note payable to the shareholder.

Selling and Marketing Expenses: Selling and Marketing expenses for the year ended June 30, 2002 and 2001 were $16,156 and $106,169 respectively, a decrease of $90,013. This decrease was due primarily to the Company's change of direction and elimination of its sales and marketing activities in 2002.

Software Development Expenses: During the year ended June 30, 2002 the Company did not develop any software nor did it incur any software development costs. This is a decrease of $417,270 from the year ended June 30, 2001. The decrease is due to the cessation of software development.

Management Fee Expenses: Management fee expenses for the year ended June 30, 2002 were $14,351, a decrease of $75,234 from the year ended June 30, 2001. The decrease was due to the non accrual and payment of management fees in fiscal 2002.

General and Administrative Expenses: General and administrative expenses for the year ended June 30, 2002 and 2001 were $145,506 and $164,504 respectively, a decrease of $18,998 from the year ended June 30, 2001. The decrease was due primarily because the company was not conducting any business in 2002. Consulting fees relating to the reverse merger and acquisition and the expensing of prepaid software development costs due to the disposition of the assets amounted to $7,427 in fiscal 2002. The consulting fees paid in fiscal 2001 were for the services of Samuel M. Skipper (the Company's former Chairman of the Board) and Stuart Brazier to advise and consult on MegaChain.com Ltd.'s merger and acquisition strategies, investor relations and MegaChain.com Ltd.'s business development. There were no such expenditures in fiscal 2002.

Other Income:

Other income for the year ended June 30, 2002 was $ 126,438, an increase of $126,438 from the year ended June 30, 2001. This increase was due to the exchange of the company's software for accounts payable owed to a related party and a settlement with a former director of the company relating to his indemnification agreement. The company has a judgment against it relating to former employees of Formquest International Ltd. (a predecessor of the Company), who allege they are due salary payments from the Company.

Other Loss:

Other Losses for the year ended June 30, 2002 totaled $302,298, an increase of $302,298 from the year ended June 30, 2001. This increase was due to writeoff of computer software and trademark of the Company and the loss in market value of the Company's holdings of 23,529 shares of Ozelle Pharmaceuticals, Inc.

Website:

The Company's website was shut down on or about December, 2001 because of (i)the expiration of the option agreement with Ozelle Pharmaceuticals, Inc., (ii) the company's possible inability to continue as a going concern, (iii) the feasibility of spending monies on promoting something that the company would no longer be involved with and (iv) differences with the Company's website developer. The Company considers the website to have zero value to the Company.

Description of Property:

The Company presently maintains its principal place of business at 8303 Southwest Freeway, Suite 950, Houston, Texas 77074. The office is leased on a month-to-month basis at a price of $1,000 from Vector Energy Corporation. The Company's former Chairman of the Board, Samuel M. Skipper is also Chairman of the Board of Vector Energy Corporation. The company exchanged with Vector some of its computer equipment for rent of office space.

FORWARD LOOKING INFORMATION

          This report on Form 10-KSB includes "forward-looking statements" within the meaning of SECTION 27A of the Securities Act of 1933 and SECTION 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations,(ii) volatility of the stock market, particularly within the pharmaceutical sector, and the ability to use our capital stock as a currency for acquisitions, and
(iii) general economic conditions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they may prove to be incorrect.

         We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-KSB after the date of this report.

ITEM 7.    FINANCIAL STATEMENTS

         Management of ACOLA CORP. is responsible for the information and representations contained in this report. The financial statements have been prepared in conformity with generally accepted accounting principles in the United States and include some amounts based on our best estimates and judgments. Other financial information in this report is consistent with these financial statements.

         The Audit Committee, consisting of Messrs. Wirtz and Dillon, is responsible for recommending to the Board of Directors the appointment of the independent accountants and reviews with the independent accountants and management, the scope and the results of the annual audit, the effectiveness of the accounting control system and other matters relating to the financial affairs of ACOLA CORP., as they deem appropriate. The independent accountants have full access to the Committee, with and without the presence of management, to discuss any appropriate matters.


                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of ACOLA CORP.

            We have audited the accompanying consolidated balance sheet of ACOLA CORP. and Subsidiaries as of June 30, 2002 and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for the year ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements for the year ended June 30, 2001 were audited by other accountants whose report dated September 7, 2001 expressed substantial doubt about the Company's ability to continue as a going concern.

            We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

            In our opinion, the fiscal 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acola Corp. and Subsidiaries at June 30, 2002 and the results of its operations and its cash flows for the year ended, in conformity with generally accepted accounting principles in the United States.

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements and more fully discussed in
Note 1 to the financial statements, the Company's recurring losses from operations, negative working capital, and retained deficits raise substantial doubt about its ability to continue as a going concern. Because the Company does not have significant cash or other material liquid assets, nor an established source of revenues sufficient to cover its operating expenses, the Company will be required to obtain substantial additional financing or capital or dramatically reduce operating expenses in order to continue as a going concern. As of September 10, 2002, the date of this report, the Company's sources of an adequate supply of financing or capital are severely limited. The Company has received demand for payment on a contingent unrecorded note payable in the amount of $ 75,000 for which the Company does not have the resources to pay. Moreover, the Company does not have the cash or working capital necessary to pay its creditors. The Company expects to continue to suffer losses and negative cash flow from operations. If the Company is unable to continue as a going concern and remain in business, assets which consist primarily of Ozelle Pharmaceuticals, Inc. stock and other intangible assets now reflected on the accompanying consolidated balance sheet, would be severely impaired resulting in significant charge offs and declines in values coupled with an increase in contingent liabilities resulting from the Company's inability to timely and adequately service its debt and credit obligations as they become due. See Note 9 to the accompanying financial statements for a discussion of a possible settlement agreement and change of control of the Company.

/s/  HARPER and PEARSON COMPANY


Houston, Texas
September 30, 2002




                           ACOLA CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 2002 and 2001

                                                   2002                  2001
                       ASSETS              ------------------     -------------
CURRENT ASSETS
   Cash and cash equivalents                    $      179           $   37,126
   Miscellaneous receivables                           -                  3,857
   Prepaid expenses                                    -                 21,000
                                               -----------          -----------
                                                       179               61,983

PROPERTY AND EQUIPMENT - Net                            -                32,067
OZELLE PHARMACEUTICALS INC. COMMON STOCK                 1                    -
INTANGIBLE ASSETS - Net                                 10              157,500
                                                ----------          -----------
TOTAL ASSETS                                    $      190           $  251,550
                                                ==========          ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable and accrued expenses        $  138,467           $  252,035
   Notes Payable-Shareholder and Other              31,606                    -
   Due Related Party                                 5,613                    -
   Note Payable-Related Party                       46,107                    -
                                                ----------           ----------
TOTAL CURRENT LIABILITIES                          221,793              252,035
                                               -----------           ----------
COMMITMENTS AND CONTINGENT LIABILITIES

             STOCKHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK; $.001 par value, ($.0001 par value
   at June 30, 2001) 5,000,000 shares authorized;
   and no shares issued and outstanding               -                     -

COMMON STOCK CLASS A; $.001 par value; 100,000,000 shares authorized; 34,805,050 shares issued and outstanding as of June 30, 2002 and $.0001 par value, 30,000,000 shares authorized 305,065 shares
   issued and outstanding as of June 30, 2001.      34,805                   31

COMMON STOCK CLASS B; Supervoting shares, 100 votes for each share, $.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and
   outstanding as of June 30, 2002                   2,000                    -

ADDITIONAL PAID-IN CAPITAL                       3,373,173            3,227,770

ACCUMULATED DEFICIT                             (3,631,581)          (3,219,051)

ACCUMULATED OTHER COMPREHENSIVE LOSS                  -                  (9,235)
                                               -----------           ----------
TOTAL STOCKHOLDERS'(DEFICIT)                      (221,603)
(485)
                                               -----------           ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)                         $      190          $   251,550
                                                ===========          ===========
                             See accompanying notes.





                           ACOLA CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001



                                      ---------------------
                                         2002        2001
                                       -------     -------
EXPENSES
   Professional fees                 $   63,814  $  88,418
   Selling and marketing                 16,156    106,169
   Software development                    -       417,270
   Management fee                        14,351     89,585
   General and administrative expenses  145,506    164,504
                                       ---------   --------
                                        239,827    865,946
                                       ---------   --------

LOSS FROM OPERATIONS                   (239,827)  (865,946)

OTHER INCOME - Debt forgiveness         116,138          -
             - Settlement                10,300          -
INTEREST INCOME                             492      4,012
LOSS ON WRITEOFF OF ASSETS             (102,299)         -
LOSS IN MARKET VALUE OF SECURITIES     (199,999)         -
                                       ---------  ---------

NET LOSS                             $ (415,195) $(861,934)
                                      =========  ==========


BASIC AND DILUTED LOSS
PER SHARE OF COMMON STOCK            $   (0.02)   $   (3.18)
                                      ========== ==========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING            23,257,120     271,456
                                     ==========  ==========


                             See accompanying notes.










                                                    ACOLA CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                      FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

                                                                                         Accumulated
                                  Class A  Class B Additional                Other
                                   Common   Common  Paid-In   Accumulated Comprehensive
                                   Stock    Stock   Capital     Deficit   Income(Loss)     Total
                                   ------  ------- ---------- ----------- -------------  ---------
BALANCE
AT JUNE
30,2000                            $  20      $0   $2,762,781 $(2,357,117)  $    3,419   $409,103

ISSUANCE OF COMMON
STOCK FOR SERVICES
PERFORMED                              6              428,994                             429,000

ISSUANCE OF COMMON
STOCK FOR PREPAID
CONSULTING SERVICES                    5               35,995                               36,000

NET LOSS FOR THE YEAR
ENDED JUNE 30, 2001                                              (861,934)                (861,934)

FOREIGN CURRENCY
TRANSLATION ADJUSTMENT                                                           (12,654)   (12,654)
                                                                                            ----------
TOTAL COMPREHENSIVE LOSS                                                                    (874,588)
                                    -----   ----  ----------  -----------        --------  ----------
BALANCE AT JUNE 30,2001               31     0      3,227,770  (3,219,051)       (9,235)      (485)

MERGER WITH ACOLA
CORP. (NET OF                        34,774   2,000      175,553       2,665      (2,665)   212,327
ACQUISITION PAYMENT)

RELEASE OF RELATED PARTY
DEBT FOR INTELLECTUAL
PROPERTY                              -        -       (30,150)           -               -     (30,150)

NET LOSS FOR THE
YEAR ENDED
JUNE 30, 2002                         -        -           -      (415,195)        -     (415,195)


FOREIGN CURRENCY
TRANSLATION
ADJUSTMENT                            -        -           -           -        11,900      11,900

TOTAL COMPREHENSIVE                                                                       ---------
LOSS                                                                                      (403,295)


                                       ------  --------  ---------- -----------  --------- ---------
BALANCE AT                             $34,805 $2,000    $3,373,173 $(3,631,581) $    -    $(221,603)
JUNE 30, 2002                           ======= ========  ========== ============ ========= ==========

                             See accompanying notes






                           ACOLA CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

                                                           --------------------------
                                                               2002             2001
                                                           ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                $(415,195)       $(861,934)
   Adjustments to reconcile net loss to
     net cash used in operating activities
   Depreciation and amortization                                   0           69,202
   Debt forgiveness income not providing cash               (116,138)             -
   Loss of writeoff of assets not requiring cash             102,299              -
   Issuance of common stock for services performed                 -            421,270                          -
   Changes in assets and liabilities:
     Miscellaneous receivables                                 3,857              443
     Prepaid expenses                                         21,000           16,002
     Accounts payable                                        113,568          238,262
                                                           ---------        ---------

   Net cash used in operating activities                    (290,609)        (116,755)

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in Website                                     (30,650)                -
   Investment in Ozelle Pharmaceuticals, Inc. Common Stock  (200,000)                -
   Loss of Market Value-Ozelle Common Stock                   199,999                -
   Investment in Trademark                                     (1,400)               -
   Investment in MegaChain.com Ltd. acquisition              (280,000)               -
                                                               ---------      ---------
   Net cash used by investment activities                      (312,051)             -

CASH FLOW FROM FINANCING ACTIVITIES
   MegaChain.com Ltd. Acquisition Adjustments                   470,487              -
   Short term loans                                              83,326              -
                                                               ---------     -----------
   Net cash provided by financing activities                 553,813                 -


FOREIGN CURRENCY TRANSLATION ADJUSTMENT                       11,900          (1,225)
                                                           ---------        -----------

NET DECREASE IN CASH                                         (36,947)        (117,980)

CASH - BEGINNING OF PERIOD                                    37,126          155,106
                                                           ---------        -----------

CASH - END OF PERIOD                                       $     179        $  37,126
                                                           =========        =========
SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES

   Issuance of Common Stock for Prepaid Consulting Services       -        $  36,000
   Accounts payable and accrued expenses extinguishments
     not requiring cash                                    $ 257,070        $     -
   Investment in Website acquired through Accounts Payable $  76,294        $     -

        The accompanying notes to consolidated financial statements are an integral part of this statement.

                         ACOLA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Acola Corp. (the "Company") and its wholly owned subsidiaries. All material intercompany balances and intercompany transactions have been eliminated. Any comparisons of operations included on the Statement of Operations for the year ended June 30, 2001 versus the year ended June 30, 2002 are not relevant due to different operating goals and management plans resulting from the merger as discussed in
Note 3.

As reflected in the accompanying financial statements, the Company has negative working capital, almost no cash, no revenues, and no ongoing operations to generate cash, working capital or profits. The Company and its predecessor MegaChain.com Ltd. has accumulated approximately $3.6 million of losses which will continue in the future. Because of these and other matters, it is highly unlikely that the Company will be able to raise additional debt or equity capital in amounts necessary to remain in business. Consequently, it is very probable that the Company will not be able to remain in business. The amounts reflected on the accompanying balance sheet do not include any adjustments to reflect the Company's inability to remain in business. Generally however, when a business is unable to remain a going concern, assets are liquidated for a very small percentage of the amounts reflected on its balance sheet. At this time, the Company does not possess adequate assets to satisfy its debts or to return to its shareholders their capital investments.

Going Concern Considerations

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company and its predecessor MegaChain.com Ltd. has suffered recurring losses from operations of approximately $3.6 million and at June 30, 2002 has negative working capital of approximately $222,000 and cash of only $179. These factors, among others, strongly suggest the Company will not remain in business or continue as a going concern. At this time, the Company does not have adequate cash, working capital or capacity to borrow or raise additional equity capital with which to remain in business.

The balance sheet does not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

Although it was believed by prior management that the Company's software product was ready to be sold as a stand-alone data base management system, a considerable sales and marketing budget, not currently available to the Company, would have been required in order to properly operate and market the product. Because the new owners and management of the Company are interested in other opportunities, an agreement was reached to exchange the Company's software product, with a net capitalized cost of $142,500, and computer equipment, with a net cost of $28,582, for the extinguishment of liabilities in the amounts of $112,350 to a related party, Blue Wave Productions Ltd. and $144,720 to third party vendors. This exchange has been reflected in the accompanying financials at June 30, 2002.

Acola Corp. entered into an option agreement with Ozelle Pharmaceuticals, Inc., a Nevada corporation ("Ozelle") to acquire the exclusive, 20-year Mexico distribution rights ("Rights") to AnvirzelTM and all of its related and derivative products ("Products"). AnvirzelTM is believed by management to be a unique, patented, botanical drug for the treatment of certain cancers, HIV/AIDS, and Hepatitis C. For the sum of $2,006,000, Ozelle was to grant to the Company
(i) the exclusive distribution rights to Anvirzel(TM) in the Republic of Mexico, and (ii) 236,000 shares of common stock of Ozelle. On November 16, 2001 the Ozelle Rights option agreement expired. The Company made a $200,000 down payment on the option agreement and in exchange received 23,529 shares of Ozelle Pharmaceuticals, Inc. common stock. Ozelle is a privately held corporation and there is presently no readily available market for these shares. Consequently, these shares are valued by management at their estimated fair market value of $1 at June 30, 2002. Acola Corp. is no longer pursuing the opportunity with Ozelle or any other related business venture.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentration of Credit Risk Involving Cash
The Company maintains its cash balances in a bank located in the United States. These balances are insured up to $100,000 by the FDIC.

Cash Equivalents
The Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments
Financial instruments consist of cash, receivables, and accounts payable. The carrying amounts approximate fair value because of the short maturity of these instruments.

Depreciation
The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight line and accelerated methods. Repair and maintenance costs are expensed as incurred

Cost of Computer Software
The Company accounted for its costs of computer software under the American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," which requires that costs incurred in the preliminary project stage should be expensed as incurred. Costs incurred in the application development stage are capitalized. Post-implementation/operation stage costs such as training and maintenance are expensed as incurred. The impairment of capitalized software costs is recognized in accordance with SFAS No. 121 if the software is not expected to provide any service potential or when it is no longer probable that the software being developed will be completed and placed in service and the undiscounted cash flow estimated to be generated is less than the carrying amount of the software. The Company's evaluation considers changes in the operating environment and business strategy, competitive information, market trends and operating performance.

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

Earnings (Loss) Per Share
The Company follows SFAS No. 128, "Earnings Per Share" (EPS), which establishes standards for computing and presenting EPS. Under this standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock.

Basic earnings (loss) per share include the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share include the weighted average number of shares outstanding and dilutive potential common shares, such as warrants. Assumed conversion of options and warrants would be antidilutive, therefore, basic and diluted earnings (loss) per share are the same at June 30, 2002 and 2001.

Recoverability of Long Lived Assets
The Company follows SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This Statement requires that long -lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Comprehensive Income
The Company follows SFAS No. 130, "Reporting Comprehensive Income", which is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.


NOTE 3 - ORGANIZATION CHANGES AND MANAGEMENT PLANS

On October 12, 2001, MegaChain.com Ltd. and Acola Corp., a Delaware corporation ("Acola"), completed the transactions contemplated by the Agreement and Plan of Reorganization (the "Agreement") dated September 18, 2001, pursuant to which MegaChain.com Ltd. acquired 100% of the equity interests in Acola with Acola changing its name to MCGL Acquisition Corp. and continuing as a wholly-owned subsidiary of the Company. The reorganization was completed by the issuance of 15,000,000 shares (in excess of a majority) of the MegaChain.com Ltd. common stock, 100 shares of Series A Preferred Stock, 150,000 shares of Series B Preferred Stock and the payment of $280,000 to the Stockholders of MegaChain in exchange for 100% of the equity interests of Acola. MegaChain.com Ltd. then changed its name to Acola Corp. ("Acola Corp.") after completion of the reorganization process.

Acola has accounted for the acquisition as a reverse acquisition of MegaChain under the purchase method of accounting. Consequently, the historical financial statements of Acola prior to the acquisition have become the financial statements of the Company, and the results of operations of MegaChain have been combined with Acola effective with the acquisition. As a result of the acquisition, the former equity holders of Acola now own approximately 99.9% of the voting stock of the Company, which has changed its name to Acola Corp. The acquisition did not require the approval of the stockholders of the Company and the name change was previously approved by the Company's stockholders..

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

On October 9, 2001, pursuant to Consulting Agreements, an amended Form S-8 was filed by MegaChain.com, Ltd. registering 4,500,000 shares of the Company's common stock ($.0001 par value) valued at $270,000. Additionally, one of the Company's consultants purchased 1,150,000 shares of Acola common stock for $375,000. As an element of the acquisition financing, Skipper and Dillon pledged their shares to this consultant, the exercise of such contingency could cause a change of control in the company, subject to mutual agreement of all the parties. The Company is in the process of negotiating a settlement that would give control of the Company to the consultant. Further information may be found in Note 9-Legal Proceedings.

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

The holders of MegaChain.com Ltd. preferred stock were automatically converted into 100 shares of Acola Corp. Class A common stock for each share of MegaChain.com Ltd. preferred stock. The MegaChain.com Ltd. preferred stock was authorized because of the limitations on the number of issued and reserved shares of MegaChain.com Ltd. common stock. The Company also authorized the issuance of 1,000,000 shares of Acola Corp. Class B common stock. The Acola Corp. Class B shares allow the holder of each share 100 votes on all matters considered by the common shareholders.

NOTE 4 - PROPERTY AND EQUIPMENT

At June 30, 2002, all of the Company's property and equipment has been written off. The Company's website was shut down on or about December, 2001 because of
(i)the expiration of the option agreement with Ozelle Pharmaceuticals, Inc.,
(ii) the Company's inability to continue as a going concern, (iii) the feasibility of spending monies on promoting a concept that the Company would no longer be involved with and (iv) disputes with the Company's website developer. The Company considers the website to have zero value. The Company exchanged all of its computer equipment for rent with Vector Energy Corporation, a related entity, of which Mr. Sam Skipper, the former Chairman is also Chairman of the Board of Vector Energy Corporation.

Property and Equipment consists of the following:

                                                    2002      2001
                                                    -----    -----

Machinery and equipment                            $  -0-   $46,318
Less: Accumulated Depreciation                        -0-    14,251
                                                   -------  --------
                                                   $  -0-   $32,067
                                                   =======  ========


NOTE 5 - INTANGIBLE ASSETS

Intangible assets consisting of technology no longer being utilized by the Company were exchanged for the release of a liability to a related party.

Intangible assets consist of the following:

                                       2002         2001
                                    --------     --------
Technology                          $   -0-      $300,000
Less: Accumulated amortization          -0-       142,500
Trademark                                10           -0-
                                    --------     --------

                                    $    10      $157,500
                                    ========     ========


NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2002 amount to $138,467. Accounts payable in the amount of $24,235 due to Michael G. Wirtz for his accounting and professional services will be forgiven should a settlement be reached with Dr. Donald Baxter as more fully discussed in Note 9.

NOTE 7 - NOTES PAYABLE

The company has three notes payable with three individuals. The first note payable is a 90 day, 10% note in the principal amount of $14,500. Its proceeds were used for day to day Company operating expenses. This note contains a penalty for 35,000 shares of the Company's common stock if it is not paid on the due date. The company accrued a liability of $5,950 on March 2, 2002 for the stock owed to this noteholder which was determined by the price of the Company's common shares ($0.17) at that date. Interest on the note in the amount of $857 has been accrued on the Company's books through June 30, 2002.

The second note payable is to former Chairman Sam Skipper, a related party, who incurred expenses on behalf of the Company. The note is a 90 day, 10% note in the principal amount of $44,311. Interest on the note in the amount of $1,796 has been accrued on the Company's books through June 30, 2002.

The third note payable is to a consultant who helped the Company in its initial development. The note is a 90 day, 3.5% note in the principal amount of $10,000. Interest on the note in the amount of $299 has been accrued on the Company's books through June 30, 2002.

Should a settlement with Dr. Baxter be reached, the above notes, interest and penalty will be forgiven as part of the settlement.

At June 30, 2002, Dr. Donald Baxter claims that the Company still holds a note payable to him in the principal amount of $75,000 ("July 2001 Note"). The company believes that this note was part of the purchase price for the sale of 1,150,000 shares of the Company's Class A common stock. Therefore the note is not included as a liability in the accompanying financial statements. Should a settlement with Dr. Baxter, a shareholder and consultant to the Company, be reached, the $75,000 note will be included as part of the settlement agreement.

NOTE 8  STOCKHOLDERS EQUITY

Common Stock

In August 2000, the Company issued 53,125 shares of restricted common stock to two consulting firms for ongoing services that commenced in July 2000. These shares were valued at $425,000 and were reflected as deferred consulting fees at time of issuance. These consulting fees were charged to operations as software development through December 31, 2000.

In January 2001, the Company issued 45,000 shares of common stock to two consultants for on-going services commencing in January 2001. These shares were valued at $36,000 and were reflected as prepaid expenses at time of issuance. These costs were then charged to consulting expense as the services were incurred.

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

On October 15, 2001, MegaChain.com Ltd. and Acola Corp., a Delaware corporation ("Acola"), completed the transactions contemplated by the Agreement and Plan of Reorganization (the "Agreement") dated September 18, 2001 and included in the September 30, 2001 Form 10-QSB, pursuant to which MegaChain.com Ltd. acquired 100% of the equity interests in Acola with Acola changing its name to MCGL Acquisition Corp. and continuing as a wholly-owned subsidiary of the Company. The reorganization was completed by the issuance of 15,000,000 shares (in excess of a majority) of the MegaChain.com Ltd. common stock, 100 shares of Series A Preferred Stock, 150,000 shares of Series B Preferred Stock and the payment of $280,000 to the Stockholders of MegaChain in exchange for 100% of the equity interests of Acola. MegaChain.com Ltd. then changed its name to Acola Corp.("Acola Corp.") after completion of the reorganization process.

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

            On October 9, 2001 an amended Form S-8 was filed by MegaChain.com, Ltd. registering 4,500,000 shares of the Company's common stock ($.0001 par value) valued at $270,000 pursuant to Consulting Agreements. Additionally, one of the Company's consultants purchased 1,150,000 shares of Acola common stock for $375,000. As an element of the acquisition financing, Sam Skipper and Robert
B. Dillon (majority shareholders of the Company) pledged their shares to this consultant, the exercise of such contingency could cause a change of control in the company, subject to mutual agreement of all the parties.

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

            This allows for the holders of MegaChain.com Ltd. preferred stock to automatically convert each one of their Class B preferred shares into 100 shares of Acola Corp. Class A common stock. The MegaChain.com Ltd. preferred stock was authorized because of the limitations on the number of issued and reserved shares of MegaChain.com Ltd. common stock. The Company also authorized the issuance of 1,000,000 shares of Acola Corp. Class B common stock. The Acola Corp. Class B shares allow the holder of each share 100 votes on all matters considered by the common shareholders.

Stock Options
In August 1999, the Board of Directors approved the establishment of a stock option plan and 825,000 options were granted, expiring in five years, to purchase 825,000 shares of common stock at an exercise price of $0.75, which represents the fair value of the common stock at date of grant. 350,000 options were granted to non-employees and 475,000 options were granted to officers and non-employee members of the Board of Directors. All of these options have expired as the persons they were granted to have left the service of the company and 120 days has expired. As permitted under SFAS No. 123, the Company accounts for stock options granted to officers, employees and non-employee members of the Board of Directors as prescribed under Accounting Principles Board Opinion No. 25 which recognizes compensation cost based upon the intrinsic value of the equity award. Accordingly, no compensation expense was recognized for such equity awards.

As of June 30, 2002, there were no options outstanding.

Warrants

There are no warrants issued or outstanding from the Company.

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

On or about March 19, 2002, the Company received notice of a lawsuit from two individuals claiming they are due $26,000 pursuant to their respective consulting agreements. These consultants assisted in providing content and advice on the Company's website that was being built in late 2001. Management asserts that only 4,000 shares of the Company's common stock is due to each. The Company accrued a total amount of $10,000 for the consultants. Management believes the probability of any judgment against the Company is remote and has not accrued any additional expense toward a settlement resulting from resolution of future negotiations or litigation.

On or about January 4, 2002, the Company received written demand from its website developer for payment of its billing under the Company's agreement. The Company has held several discussions with said website developer and expects to resolve the differences in a mutually beneficial manner. Though not formally resolved as of the date of this 10-KSB, management has estimated that a contingent liability exists and accrued $76,294 as a potential liability for this demand.

On March 29, 2002 the company received written demand from the Attorney representing Donald E. Baxter, a consultant and stockholder of the Company. Baxter claims that he has been defrauded by investing in the Company and that the Company has had numerous violations of federal and state law, filed materially misleading filings with the Securities and Exchange Commission, filed false financial statements and has conspired to manipulate the market. Baxter also claims he is due $375,000 but is willing to settle for 28,523,400 of the Company's Class A shares as part of a comprehensive settlement agreement. Such Company share amounts, if transferred to Baxter, would give Baxter control of the Company. Management is attempting to negotiate a resolution of this dispute and believes they are close to a settlement that would give Baxter, including Company shares currently held by him, control of approximately 86% of the Company.

Other than that stated above, to the best knowledge of the Officers and Directors of the Company, neither the Company nor any of its Officers or Directors is a party to any material legal proceeding or litigation and such persons know of no other material legal proceeding or litigation contemplated or threatened. Other than that stated above, there are no judgments against the Company or its Officers or Directors except for Mr. Dillon who has a personal judgment against him unrelated to the Company.

Note 10  -  INCOME TAXES

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. The Company may be entitled to a net operating loss ("NOL") carryforward for income tax purposes. Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be utilized and due to the change in ownership rules relating to NOL carryforwards, the Company may not be able to take advantage of its NOL and tax credits for federal income tax purposes.

NOTE 11  -  CONTINGENCIES

At the time of the disposition of Northern Lights Software Ltd. (New York), there were unpaid payroll taxes including interest and penalties amounting to approximately $445,000 which were assumed by an entity controlled by a principal stockholder of the Company and the Company was indemnified against this obligation. Although the Company does not believe it is liable for this obligation, there can be no assurance that a claim could not be brought against the Company. If a claim is asserted, the Company intends to defend itself vigorously.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         The Company changed its accountants to Harper and Pearson Company after its reverse merger in 2001. The former accountants, Cogen Sklar, LLP, were dismissed on October 9, 2001. The opinion of Cogen Sklar, LLP for the fiscal year ended June 30, 2001, was a "going concern" opinion but did not contain any other qualification, limitation or adverse opinion. There have been no disagreements with the Company's accountants and the appointment of Harper and Pearson Company was approved by the Company's Board of Directors.



                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth-certain information concerning the directors and executive officers of the Company as of June 30, 2002. Each director is appointed to serve in such capacity until the next annual meeting of stockholders and until his successor is appointed and qualified. Each officer serves at the pleasure of the board of directors.

         NAME              AGE     POSITION WITH THE COMPANY
         ----              ---     -------------------------

Michael G. Wirtz           42      Chairman
Robert B. Dillon           53      Director, Chief Executive Officer, President

MICHAEL G. WIRTZ, CHAIRMAN

            Michael G. Wirtz has served as Chairman of the Board of Directors of the Company since April 10, 2002. Mr. Wirtz is an accountant and business consultant. He previously worked with HMS Fleet Services, Inc., a private marine and communications consulting group of companies as its comptroller from 1992 to 1999. He earned his MBA degree from Texas Tech University in 1984.

ROBERT B. DILLON, DIRECTOR, CHIEF EXECUTIVE OFFICER, PRESIDENT

        Robert B. Dillon has served as Chief Executive Officer, President and as a Director of the Company since October 12, 2001. A former partner in Houston Real Estate and Investments Corporation from 1983 to 1985, Mr. Dillon is a practicing attorney, as well as a seasoned executive. With over twenty-six years of both litigation and transactional experience, Mr. Dillon offers a broad experience base to the Acola team. He has been an attorney with Fulbright and Jaworski, a partner at Beirne, Maynard and Parsons and a sole practitioner. In addition to practicing law, from 1986 to 1987 he was an owner and the general counsel of Jordan and Associates, Inc. and its subsidiary, Everon Corporation, a computer software company which he helped run and eventually sell for several million dollars to the Ultimate Corporation. Mr. Dillon was admitted to the Texas Bar in October, 1974, with a B.A. from the University of Texas in 1971, and a 1974 J.D. from the University of Texas Law School.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own beneficially more than ten percent (10%) of any class of equity security to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). Based solely on the reports received by the Company and any written representations from reporting persons, the Company believes that the directors, executive officers, and greater than ten percent (10%) beneficial owners were current with applicable filings required during the fiscal year ended June 30, 2002.

ITEM 10.    EXECUTIVE COMPENSATION

         The following table summarizes the compensation we paid to the chief executive officer and the most highly compensated executive officers other than the CEO who were serving as executive officers at the end of the last completed fiscal year.

                           SUMMARY COMPENSATION TABLE
LONG-TERM COMPENSATION
ANNUAL COMPENSATION                   ------------
-------------------                                     SECURITIES            ALL
NAME AND                                           OTHER ANNUAL UNDERLYING   OTHER
PRINCIPAL POSITION         YEAR   SALARY    BONUS  COMPENSATION OPTIONS  COMPENSATION
------------------         ----   ------    -----   ------------  -------  ------------
 Michael G. Wirtz           2002  $6,340       -           -          -         -
 Chairman                   2001      -        -           -          -         -

 Robert B. Dillon           2002      -        -           -          -         -
 President and CEO          2001      -        -           -          -         -

 Samuel M. Skipper          2002      -        -           -          -         -
 Former Chairman            2001      -        -           -          -         -

INFORMATION CONCERNING STOCK OPTIONS

         The Company did not grant compensation in the form of stock options to the chief executive officer or the other executive officers listed within the Summary Compensation Table during fiscal year ended June 30 2002. The Company has no outstanding exercised or unexercised stock options granted for compensation to any executive officer and as such has no aggregated option exercises in the last fiscal year or fiscal year end stock option value to report related to compensation. The Company did not provide compensation awards under any long-term incentive plan in fiscal year ended June 30, 2002.

            On August 12, 1999, the Board of Directors approved various "Non Qualified" stock option agreements. The purpose of granting the stock options was to attract and retain the best available executive personnel, other key employees, contract consultants and others to be responsible for the management, growth and success of the business, and to provide an incentive for such individuals to exert their best efforts on behalf of the Company and its shareholders. Optionees under the agreements were Directors, officers, key employees, consultants and others selected by the Board of Directors who held positions of responsibility and whose participation in such agreements the Board and management determined to be in the best interests of the Company. All such options have expired according to their terms.

COMPENSATION OF DIRECTORS

         Directors are not paid for attendance at meetings of the Board of Directors. However, they are reimbursed for reasonable business expenses. In addition the Directors receive no shares of the Company's common stock and are granted no stock options for such attendance.


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY COMPENSATION PLANS

            The following table sets forth information relating to compensation plans under which equity securities of the Company are authorized for issuance:

---------------------------------- -------------------------------- -------------------------------- -------------------------------
                                     Number of securities to be        Weighted-average exercise          Number of securities
                                       issued upon exercise of       price of outstanding options,      remaining available for
                                    outstanding options, warrants         warrants and rights         future issuance under equity
                                             and rights                                              compensation plans (excluding
                                                                                                        securities reflected in
                                                                                                              column (a))
---------------------------------- -------------------------------- -------------------------------- -------------------------------
---------------------------------- -------------------------------- -------------------------------- -------------------------------
                                                 (a)                              (b)                             (c)
---------------------------------- -------------------------------- -------------------------------- -------------------------------
---------------------------------- -------------------------------- -------------------------------- -------------------------------
    Equity compensation plans
  approved by security holders                   -0-                              -0-                             -0-
---------------------------------- -------------------------------- -------------------------------- -------------------------------
---------------------------------- -------------------------------- -------------------------------- -------------------------------

---------------------------------- -------------------------------- -------------------------------- -------------------------------
---------------------------------- -------------------------------- -------------------------------- -------------------------------
  Equity compensation plans not
  approved by security holders                   -0-                              -0-                             -0-
---------------------------------- -------------------------------- -------------------------------- -------------------------------
---------------------------------- -------------------------------- -------------------------------- -------------------------------

---------------------------------- -------------------------------- -------------------------------- -------------------------------
---------------------------------- -------------------------------- -------------------------------- -------------------------------
              Total                              -0-                              -0-                             -0-
---------------------------------- -------------------------------- -------------------------------- -------------------------------

The Company has no compensation plans under which equity securities are authorized for issuance.

       The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 30, 2002 by (1) each person (group) to the knowledge of the Company that may be deemed to be beneficial owners of more than 5% of our outstanding common stock, (2) each current director, (3) each current named executive officer, and (4) all current directors and current named executive officers as a group. Except as otherwise noted, the address for each owner is in care of Acola Corp., 8303 Southwest Freeway, Suite 950, Houston, Texas 77074. Certain of the shares listed below are deemed to be owned beneficially by more than one stockholder under SEC rules.

                                                                JUNE 30, 2002
                                               SHARES BENEFICIALLY     OPTIONS    PERCENT OF
                                                  OWNED (1)              (1)         CLASS
                                                 ---------              ------       -----
DIRECTORS AND EXECUTIVE OFFICERS
   Michael G. Wirtz                               200,000                 -0-          (2)
   Robert B. Dillon (3)Class A                  7,555,000                 -0-        21.7%
                    (4)Class B                  1,000,000                 -0-        50.0%

   Directors and Executive Officers
   as a Group (2 persons)                       7,755,000                 -0-       28.28%

   5% BENEFICIAL OWNERS
   Samuel M. Skipper     Class A                10,850,000                -0-       31.17%
                    (4)  Class B                 1,000,000                -0-        50.0%
   Michael N. Manteris                           5,170,000                -0-       14.85%

(1) Includes shares of Common Stock such person has the right to acquire after June 30, 2002 by exercise of outstanding stock options or warrants. Shares subject to exercisable stock options or warrants are zero.
(2)    Less than 1%.
(3) Includes 200,000 shares owned by Mrs. Dillon, the spouse of Mr. Dillon, as to which Mr. Dillon disclaims beneficial ownership.
(4) Mr. Dillon and Mr. Skipper own 1,000,000 shares each (50%) of the Class B supervoting common stock of the total 2,000,000 authorized and issued shares.

As noted in Item 1, Donald E. Baxter (as previously discussed) potentially will own approximately 86% of the Class A Common Stock of the Company and 100% of the Class B Common Stock of the Company should a negotiated settlement be achieved.

There are no agreements between or among any of the shareholders, which would restrict the issuance of shares in a manner that would cause any change of control of the Company. There are no voting trusts, pooling arrangements or similar agreements in place between or among any of the shareholders, nor do the shareholders anticipate the implementation of such an agreement in the near term.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On November 1, 2001 the Company rented office space from Vector Energy Corporation in exchange for $3,000 worth of computer equipment. Former Chairman and 5% Owner, Sam Skipper, is Chairman of the Board of Vector Energy Corporation.

         Dr. Donald E. Baxter was employed pursuant to a one-year consulting agreement that commenced on August 22, 2001. The agreement provides for no base annual salary. Dr. Baxter was entitled to receive stock options for up to 500,000 shares of common stock subject to approval of the Company's Board of Directors or it Compensation Committee or an amount of shares of the Company's common stock equal to 2% of the issued and outstanding shares of Common Stock, whichever is greater on the exercise date. These shares were not issued.

            The Company accrued a management fee of $-0- in 2002 and $89,585 in 2001 and paid a management fee to Blue Wave Productions Ltd. whose principal stockholders were Messrs. Lavin. These individuals are also principal stockholders of MegaChain.com Ltd. MegaChain.com Ltd. leased its office space and office equipment from Blue Wave Productions Ltd. for approximately $-0- per month in 2002 and $1,000 per month in 2001. Also during 2002 and 2001, Messrs. Lavin paid approximately $-0- and $63,000 of expenses on behalf of MegaChain.com Ltd. These expenses consisted mainly of contract labor and telephone expenses. These expenses were fully reimbursed by MegaChain.com Ltd. to Messrs. Lavin during each year and charged to general and administration expenses.

Amounts due to Messrs. Lavin and included in accounts payable as of June 30, 2002 and 2001 were approximately $-0- and $97,000, respectively.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

       See "Index to Exhibits" below which lists the documents filed as exhibits herewith.

         (b)  Reports on Form 8-K:

                       None



ITEM 14.    CONTROLS AND PROCEDURES.

            The Chief Executive Officer and the Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company within the 90 days preceding this report and concluded that such controls and procedures are effective to make known to us all material information about the financial and operational activities of the Company. There were no deficiencies identified in such controls or procedures and there have been no changes in such controls and procedures since our evaluation that could significantly affect their effectiveness.




                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               ACOLA CORP.


               By: /s/ Michael G. Wirtz
                  ----------------------
                   Michael G. Wirtz, Chairman
                   September 30, 2002


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                               CAPACITY                                    DATE
---------                               --------                                    ----

/s/ Robert B. Dillon           Director, Vice Chairman of the Board,         September 30, 2002
---------------------------
Robert B. Dillon                   (Principal Executive Officer)



/s/ Michael G. Wirtz           Director, Chairman of the Board,              September 30, 2002
---------------------------
Michael G. Wirtz                      (Principal Financial Officer)








                                 CERTIFICATIONS


I, Robert B. Dillon, certify that:


1. I have reviewed this annual report on Form 10-KSB of Acola Corp.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: September 30, 2002


/s/ Robert B. Dillon
-------------------------------------------------
Robert B. Dillon, Chief Executive Officer


                                 CERTIFICATIONS


I, Michael G. Wirtz, certify that:


1. I have reviewed this annual report on Form 10-KSB of Acola Corp.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: September 30, 2002


/s/ Michael G. Wirtz
--------------------------------
Michael G. Wirtz, Chief Financial Officer