Form 10QSB
period 2002-09-30
ACOLA CORP
filed 2002-11-15
CIK 934796

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                ----------------

                             Form 10-QSB
                                 ---------------

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2002

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

                         	   39 Neck Road
                          	Madison, CT  06443
           (Address of principal executive offices including zip code)
                       -----------------------------------

               Registrant's telephone number, including area code:
                                 (203) 318-8330
                          ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
-                                                          ----  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2002.

                 Class                Outstanding at November 14, 2002
                 -----                ---------------------------------
    Common Stock, $0.0001 Par Value              34,805,050







                        ACOLA CORP. AND SUBSIDIARIES



                               Table of Contents


PAGE
Part I - Financial Information

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets -
        September 30, 2002 (unaudited) and June 30, 2002
        (audited)                                                    3

        Condensed Consolidated Statements of Operations (unaudited) -
        Three Months Ended September 30, 2002 and 2001               4

        Condensed Consolidated Statements of Changes in Stockholders' Equity <Deficit> (unaudited) - Three Months ended September
        30, 2002                                                     5

        Condensed Consolidated Statements of Cash Flows (unaudited) -
        Three Months Ended September 30, 2002 and 2001               6

        Notes to Condensed Consolidated Financial Statements
        (unaudited)                                                  7

Item 2. Management's Discussion and Analysis of Financial           11
Condition and Results of Operations

Item 3. Controls and Procedures                                     12

Part II. Other Information

         Item 1. Legal Proceedings                                  12

         Item 2. Changes in Securities                              13

         Item 3. Defaults upon Senior Securities                    14

         Item 4. Submission of Matters to a Vote of Security
                 Holders                                            14

         Item 5. Other Information                                  14

         Item 6. Exhibits and Reports                               14
113:
ACOLA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
                       		       September 30, 2002    June 30, 2002
                                        (Unaudited)          (Audited)
				       ------------------    -------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents               $       18        $     179
                                          -----------         -----------
                                                   18              179

OZELLE PHARMACEUTICALS INC. COMMON STOCK            1	             1
INTANGIBLE ASSETS - Net                            10               10
                                              ----------        ---------
--
TOTAL ASSETS                                $       29          $  190
					      ==========        ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY <DEFICIT>

CURRENT LIABILITIES
   Accounts payable and accrued expenses     $  129,634        $  138,467
   Note Payable-Shareholder & Other	         32,084	           31,606
   Due Related Party				 14,577	            5,613
   Note Payable-Related Party			 47,036	           46,107
                                           ----------           ----------

TOTAL CURRENT LIABILITIES                      223,331            221,793
                                           -----------           ----------
COMMITMENTS AND CONTINGENT LIABILITIES

             STOCKHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK; $.001 par value,
   5,000,000 shares authorized;
   and no shares issued and outstanding            -                    -

COMMON STOCK CLASS A; $.001 par value; 100,000,000
   shares authorized; 34,805,050 shares issued and
   outstanding				           34,805          34,805

COMMON STOCK CLASS B; Supervoting shares, 100
   votes for each share, $.001 par value; 2,000,000
   shares authorized; 2,000,000 shares issued and
   outstanding                 		           2,000 	    2,000

ADDITIONAL PAID-IN CAPITAL                   3,373,173          3,373,173

ACCUMULATED DEFICIT                         (3,633,280)        (3,631,581)
                                            -----------         ----------
TOTAL STOCKHOLDERS'(DEFICIT)                 (223,302)          (221,603)
                                            -----------         ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)                    $       29        $       190
                                          ===========        ===========

                           See accompanying notes.

                         ACOLA CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                            Three Months Ended
                                                September 30,
                                          ---------------------
                                               2002        2001
                                           -------      -------
EXPENSES
   Professional fees                      $     -     $  12,312
   Selling and marketing                        -           146
   Management fee                               -        14,351
   General and administrative expenses         1,699     66,367
                                           ---------   --------
                                               1,699     93,176
                                           ---------   --------

LOSS FROM OPERATIONS                         (1,699)   (93,176)

OTHER INCOME - Debt forgiveness                 -       116,138

INTEREST INCOME                                 -           162
                                           ---------  ---------

NET <LOSS> INCOME                           $(1,699) $  23,124
                                         =========  ==========


BASIC AND DILUTED <LOSS> INCOME
PER SHARE OF COMMON STOCK                $     NIL   $    0.08
                                         ========== ==========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                34,805,050    305,050
                                        ==========  ==========

                             See accompanying notes.





                           ACOLA CORP. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   <DEFICIT>

                         THREE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)

                 Class A     Class B  Additional
                 Common      Common   Paid-In     Accumulated
             	 Stock       Stock    Capital     Deficit       Total
                ------      -------   ---------- ----------- ---------
BALANCE
AT JUNE
30,2002    	 $34,805     $2,000  $3,373,173 $(3,631,581) $(221,603)


NET LOSS FOR THE
THREE MONTHS ENDED
SEPTEMBER 30, 2002   -        -           -        (1,699)   (1,699)

	        ------  --------  ----------  -----------   ---------
BALANCE AT      $34,805 $2,000    $3,373,173  $(3,633,280)  $(223,302)
JUNE 30, 2002   ======= ========  ==========  ============  =========

                             See accompanying notes


































                     ACOLA CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                                   Three Months Ended
                                                   September 30,
                                                  ---------------------

                                                  2002         2001
                                                  --------- ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income 			       $  (1,699)   $  23,124
   Adjustments to reconcile net <loss> income to
     net cash used in operating activities
   Depreciation and amortization                      -       17,228
   Debt forgiveness income not providing cash         -     (116,138)
   Changes in assets and liabilities:
     Miscellaneous receivables                        -        2,042
     Prepaid expenses                                 -       21,000
     Accounts payable and accrued expenses        (8,833)     21,196
                                                 ---------  ---------

   Net cash used in operating activities         (10,532)    (31,548)

CASH FLOW FROM FINANCING ACTIVITIES
      Short term loans				   10,371       -
		 				---------  -----------
   Net cash provided by financing activities      10,371        -


EFFECT OF EXCHANGE RATES ON CASH                  -           14,837
                                               ---------    ---------

NET DECREASE IN CASH                               (161)     (16,711)

CASH - BEGINNING OF PERIOD                          179       37,126
                                              ---------     ---------

CASH - END OF PERIOD                          $      18     $  20,415
                                              =========     =========
SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES


 Accounts payable and accrued expenses
Extinguishments not requiring cash            $   -        $  257,070


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

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. These financial statements should be read in conjunction with the financial statements and notes for the year ended June 30, 2002, included in the Form 10-KSB.

The results of operations for the three month periods ended
September 30, 2002 and 2001 are not necessarily indicative of operating results for the full year.


NOTE 2 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Acola Corp. (the "Company") and its wholly owned subsidiaries. All material intercompany balances and intercompany transactions have been eliminated. Any comparisons of operations included on the Statement of Operations for the quarter ended September 30, 2001 versus the quarter ended June 30, 2002 are not relevant as the Company is not engaged in any business activity at this time.

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

Acola has accounted for the acquisition as a reverse acquisition of MegaChain under the purchase method of accounting. Consequently, the historical financial statements of Acola prior to the acquisition have become the financial statements of the Company, and the results of operations of MegaChain have been combined with Acola effective with the acquisition. As a result of the acquisition, the former equity holders of Acola now own approximately 99.9% of the voting stock of the Company, which has changed its name to Acola


ACOLA CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Corp. The acquisition did not require the approval of the stockholders of the Company and the name change was previously approved by the Company's stockholders. Coincident with this transaction, Acola has filed on Forms 8-K with the Securities & Exchange Commission notice of the transaction and notice of a change of its independent accountants.

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

On November 26, 2001 the Company adopted Restated Bylaws and Restated Certificate of Incorporation of the Company. The Restated Certificate resulted in a change of the Certificate of Incorporation of the Company that
(i) increased the par value of shares of common stock of the Company from $.0001 to $.001, (ii) increased the number of shares of common stock the Company is authorized to issue from 30,000,000 to 100,000,000, (iii) increased the par value of shares of preferred stock of the Company from $.0001 to $.001 and (iv) authorized the issuance of 5,000,000 shares of Class B common stock, par value $.001 per share. The earnings per share as reflected on the accompanying Condensed Consolidated Statements of Operations for the three months ended September 30, 2001 has not been restated to reflect this change.

This allows for the holders of the company's Class B preferred stock to automatically convert each one of their Class B preferred shares into 100 shares of common stock. The preferred stock was authorized because of the limitations on the number of issued and reserved shares of Acola common stock.


Going Concern Considerations

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations of approximately $3.6 million and at September 30, 2002 has negative working capital of approximately $223,000 and cash of only $18. These factors, among others, strongly suggest the Company will not remain in business or continue as a going concern. At this time, the Company does not have adequate cash, working capital or capacity to borrow or raise additional equity capital with which to remain in business.

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

ACOLA CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

NOTE 5 - PROPERTY AND EQUIPMENT

The company does not have any property and equipment as of September 30, 2002.

NOTE 6 - INTANGIBLE ASSETS

The company's only intangible asset is the Company's trademark.

NOTE 7 - NOTES PAYABLE

The company has three notes payable with three individuals. The first note payable is a 90 day, 10% note in the principal amount of $14,500. Its proceeds were used for day to day Company operating expenses. This note contains a penalty for 35,000 shares of the Company's common stock if it is not paid on the due date. The company accrued a liability of $5,950 on March 2, 2002 for the stock owed to this noteholder which was determined by the price of the Company's common shares ($0.17) at that date. Interest on the note in the amount of $1,244 has been accrued on the Company's books through September 30, 2002.

The second note payable is to former Chairman Sam Skipper, a related party, who incurred expenses on behalf of the Company. The note is a 90 day, 8%
note in the principal amount of $44,311. Interest on the note in the amount of $2,725 has been accrued on the Company's books through September 30, 2002.

The third note payable is to a consultant who helped the Company in its initial development. The note is a 90 day, 3.5% note in the principal amount of $10,000. Interest on the note in the amount of $390 has been accrued on the Company's books through September 30, 2002.

Should a settlement with Dr. Baxter be reached, it is anticipated that the above notes, interest and penalty will be forgiven as part of the settlement.

At September 30, 2002, Dr. Donald Baxter claims that the Company still holds a note payable to him in the principal amount of $75,000 ("July 2001 Note"). The company believes that this note was part of the purchase price for the sale of 1,150,000 shares of the Company's Class A common stock. Therefore the note is not included as a liability in the accompanying financial statements.

NOTE 8 - LEGAL PROCEEDINGS

On or about August 4, 2000, Management received a letter from an attorney advising that there is an Order for Entry of Default Judgment in favor of two alleged former employees of Northern Lights Software, Ltd. (a subsidiary of the Company) dated March 10, 1998 in the total amount of $74,887. The judgment was obtained in the State of Colorado and was apparently for unpaid wages. Until such time, present management was unaware of this claim and judgment. A former director of the Company advised management that he was also unaware of this claim and judgment and believed that claimants were actually employees of Northern Lights Software (New York) Ltd., a subsidiary of Northern Lights Software, Ltd. Pursuant to an Agreement and Plan of Reorganization dated February 15, 1999, that former director personally warranted that there were no undisclosed liabilities in the Company. The Company intends to dispute the judgment. Management is not able to determine its chance of success in attempting to set aside the judgment but has obtained compensation in the amount of $10,300 from the former director in exchange for releasing his indemnification of the Company for that claim.

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

On or about January 4, 2002, the Company received written demand from a website developer for payment of its billing purportedly under the Company's agreement. The Company accrued $76,294 as a potential liability for this demand, but did not reserve any cash for this purpose. Previous management held several discussions with said website developer, but was unable to resolve the differences in a mutually beneficial manner. On or about November 1, 2002, the Company's statutory agent in Delaware received notice of a lawsuit brought by the website developer for alleged breach of contract, failure to pay for goods and/or services allegedly sold to and accepted by the Company, and attorney's fees. The lawsuit seeks $113,313 in damages.
The Company intends to defend this lawsuit vigorously.

On March 29, 2002 the Company received written demand from the Attorney representing Donald E. Baxter, a consultant and stockholder of the Company. Baxter claimed that he had been defrauded by investing in the Company and that the Company has had numerous violations of federal and state law, filed materially misleading filings with the Securities and Exchange Commission, filed false financial statements and conspired to manipulate the market. Baxter also claimed he was due $375,000 but was willing to settle for 28,523,400 of the Company's Class A shares as part of a comprehensive settlement agreement. Such Company share amounts, if transferred to Baxter, would give Baxter control of the Company. Management and certain other shareholders have negotiated a resolution of this dispute and signed a settlement agreement on October 14, 2002 that on October 16, 2002 gave Global Investment Alliance, Inc. control of approximately 82% of the Company.
Baxter owns a majority of the common stock of Global Investment Alliance Inc. Pursuant to the Settlement Agreement Baxter dropped his claim on the $75,000 note and other parties forgave over $107,000 of current liabilities reported in the Company's Condensed Consolidated Balance Sheet at September 30, 2002. (See Note 9 - SUBSEQUENT EVENTS.)

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

NOTE 9 - SUBSEQUENT EVENTS

On October 16, 2002 the Company, Robert B. Dillon, Samuel M. Skipper, Michael
G. Wirtz and certain other former shareholders of the Company settled disputes (most recently disclosed in the Company's annual report on Form 10-
KSB) with Donald E. Baxter, M.D., a shareholder and consultant to the Company pursuant to a Settlement Agreement executed on October 14, 2002. As a result of this settlement 28,523,400 shares, or 82.0%, of the outstanding Class A Common Stock of the Company and 2,000,000 shares, or 100% of the outstanding Class B Common Stock of the Company were transferred to Global Investment Alliance Inc. ("Global"). Dr. Baxter owns a majority of the common stock of Global. Messrs. Dillon and Skipper, who previously owned a majority of the voting Common Stock of the Company, now own no shares of the Company's Common Stock. At the closing, Messrs. Wirtz and Dillon resigned as Chairman and President and as the only directors of the Company. Donald E. Baxter, M.D. was appointed as Chairman of the Board of Directors, James N. Baxter was appointed President and Chief Executive Officer and a Director, Hon. Jerry W.Baxter was appointed a Director, and Barbara Brooks-Baxter was appointed Secretary of the Company. Dr. Baxter, an orthopedic surgeon and sports physician, James Baxter, an investment banker and securities attorney, and Jerry Baxter, a Judge in Superior Court of Fulton County Georgia, are brothers. James is married to Barbara Brooks-Baxter, an artist. Global and Donald and James Baxter now control approximately 87.7% of the Company's Common Stock and 97% of the votes.

As a result of the settlement Dr. Baxter released any and all claims against the Company (including his claim on a $75,000 note of the Company which has not been reported in the financial statements), and the other parties to the Settlement Agreement over $107,000 of liabilities reported in the Company's Condensed Consolidated Balance Sheet at September 30, 2002 in this quarterly report.

Despite this substantial reduction in liabilities and claims at closing, the Company remains seriously insolvent. New management has begun a process of communications with creditors and claimants to determine whether acceptable settlements and compromises can be negotiated with all such creditors and claimants. Although there are no commitments or obligations to do so, management may seek additional capital from current shareholders or others to facilitate such global settlement. There can be no assurance that management will succeed in this effort to reach acceptable agreements with all creditors and claimants, which appears necessary for the Company to be able to raise capital, to find attractive merger candidates or to engage in new business ventures. If this effort fails, there is a serious likelihood that the Company will be unable to continue in business. If it succeeds, management intends to seek merger or acquisition candidates and to pursue other new business initiatives for the benefit of all of the Company's shareholders.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements appearing elsewhere in this report.

Quarter ended September 30, 2002

Revenue:
The Company did not earn any revenue during the three month periods ended September 30, 2002 and September 30, 2001.

Professional Fee Expenses:

Professional fee expenses for the quarters ended September 30, 2002 and 2001 were $0 and $12,312 respectively, a decrease of $12,312 from the quarter ended September 30, 2001. This decrease was due to the Company's cessation of business during 2002.

Selling and Marketing Expenses:

Selling and Marketing expenses for the quarter ended September 30, 2002 were $0, a decrease of $146 from the quarter ended September 30, 2001. The decrease is because the company is not engaged in any business activity at this time.

Management Fee Expenses:

Management fee expenses for the quarter ended September 30, 2002 were $0, a decrease of $14,351 from the quarter ended September 30, 2001. The decrease is because the company is not engaged in any business activity at this time.



General and Administrative Expenses:

General and administrative expenses for the quarter ended September 30, 2002 were $1,699, a decrease of $64,668 from the quarter ended September 30, 2001. The decrease is because the company is not engaged in any business activity at this time.

Other Income:

Other income for the quarter ended September 30, 2002 was $ 0, a decrease of $116,300 from the quarter ended September 30, 2001. The decrease is because of debt forgiveness received by the company during 2001. No debt was forgiven during the quarter ended September 30, 2002.

Website:

The Company's website was shut down on or about the end of 2001 because of
(i) the expiration of the option agreement with Ozelle Pharmaceuticals, Inc.,
(ii) the company's possible inability to continue as a going concern, (iii) the feasibility of spending monies on promoting something that the company would no longer be involved with and (iv) disagreements with the Company's website developer. The Company considers the website to have no value or any future value to the Company.

Description of Property:

As of October 16, 2002, the Company maintains its principal place of business at 39 Neck Road, Madison, Connecticut 06443.


ITEM 3.	Controls and Procedures

Evaluation of disclosure controls and procedures. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company's management within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in internal controls. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures, and there were no corrective actions with regard to significant deficiencies and material weaknesses based on such evaluation.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On or about August 4, 2000, Management received a letter from an attorney advising that there is an Order for Entry of Default Judgment in favor of two alleged former employees of Northern Lights Software, Ltd. (a subsidiary of the Company) dated March 10, 1998 in the total amount of $74,887. The judgment was obtained in the State of Colorado and was apparently for unpaid wages. Until such time, present management was unaware of this claim and judgment. A former director of the Company advised management that he was also unaware of this claim and judgment and believed that claimants were actually employees of Northern Lights Software (New York) Ltd., a subsidiary of Northern Lights Software, Ltd. Pursuant to an Agreement and Plan of Reorganization dated February 15, 1999, that former director personally warranted that there were no undisclosed liabilities in the Company. The Company intends to dispute the judgment. Management is not able to determine its chance of success in attempting to set aside the judgment but has obtained compensation in the amount of $10,300 from the former director in exchange for releasing his indemnification of the Company for that claim.

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

On or about January 4, 2002, the Company received written demand from a website developer for payment of its billing purportedly under the Company's agreement. The Company accrued $76,294 as a potential liability for this demand, but did not reserve any cash for this purpose. Previous management held several discussions with said website developer, but was unable to resolve the differences in a mutually beneficial manner. On or about November 1, 2002, the Company's statutory agent in Delaware received notice of a lawsuit brought by the website developer for alleged breach of contract, failure to pay for goods and/or services allegedly sold to and accepted by the Company, and attorney's fees. The lawsuit seeks $113,313 in damages.
The Company intends to defend this lawsuit vigorously.

On March 29, 2002 the Company received written demand from the Attorney representing Donald E. Baxter, a consultant and stockholder of the Company. Baxter claimed that he has been defrauded by investing in the Company and that the Company had numerous violations of federal and state law, filed materially misleading filings with the Securities and Exchange Commission, filed false financial statements and conspired to manipulate the market. Baxter also claimed he was due $375,000 but was willing to settle for 28,523,400 of the Company's Class A shares as part of a comprehensive settlement agreement. Such Company share amounts, if transferred to Baxter, would give Baxter control of the Company. Management and certain other shareholders have negotiated a resolution of this dispute and signed a settlement agreement on October 14, 2002 that on October 16, 2002 gave Global Investment Alliance, Inc. control of approximately 82% of the Company.
Baxter owns a majority of the common stock of Global Investment Alliance Inc. Pursuant to the Settlement Agreement Baxter dropped his claim on the $75,000 note and other parties forgave over $107,000 of Current Liabilities reported in the Company's Condensed Consolidated Balance Sheet at September 30, 2002. (See Note 9 - SUBSEQUENT EVENTS.)

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

While the Company has accrued the amounts described above for certain pending litigation claims, it has no cash reserves with which to pay judgments or settlements.

Item 2.  Changes in Securities

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

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None


Item 6.  Exhibits and Reports

(a)	Exhibits:

Exhibit
Number			Description

1	Certification of Chief Executive Officer and Chief Financial Officer
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

The Company has not filed any reports on Form 8-K during the three month period ended September 30, 2002.

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

                                      ACOLA CORP.


                                      By: /s/ James N. Baxter
                                      -------------------------

Date: November 14, 2002			James N. Baxter
					President


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                        CAPACITY                DATE
---------                        --------             -----------


/s/ James N. Baxter	  Director, President & CEO,   November 14, 2002
--------------------
James N. Baxter      (Principal Executive Officer &
                      Principal Financial Officer)