Form 10QSB
period 2002-12-31
ACOLA CORP
filed 2003-02-14
CIK 934796

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                ----------------
                             Form 10-QSB
                                 ---------------
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2002
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                          ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
-                                                          ----  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 12, 2003.

                 Class             Outstanding at February 12, 2003
                 -----                -----------------------------
    Common Stock,Class A,
     $0.001 Par Value                   39,755,050

    Common Stock,Class B,
     $0.001 Par Value                    2,000,000








                        ACOLA CORP. AND SUBSIDIARIES


                               Table of Contents


PAGE
Part I - Financial Information

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets -
        December 31, 2002 (unaudited) and June 30, 2002
        (audited)                                                   3

        Condensed Consolidated Statements of Operations
        (unaudited) -Three and Six Months Ended December 31,
        2002 and 2001                                               4

        Condensed Consolidated Statements of Changes in
        Stockholders' Equity <Deficit> (unaudited) -
        Six Months ended December 31, 2002                          5

        Condensed Consolidated Statements of Cash Flows
        (unaudited) -Six Months Ended December 31, 2002 and
        2001                                                        6

        Notes to Condensed Consolidated Financial Statements
        (unaudited)                                                 7

Item 2. Management's Discussion and Analysis of Financial          12
Condition and Results of Operations

Item 3. Controls and Procedures                                    14

Part II. Other Information

         Item 1. Legal Proceedings                                 14

         Item 2. Changes in Securities                             16

         Item 3. Defaults upon Senior Securities                   16

         Item 4. Submission of Matters to a Vote of Security
                 Holders                                           16

         Item 5. Other Information                                 16

         Item 6. Exhibits and Reports                              16






ACOLA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                     December 31, 2002    June 30, 2002
                                          (Unaudited)          (Audited)
                                           ------------    -------------
             ASSETS
CURRENT ASSETS
   Cash and cash equivalents                 $   5,326	   $        179
   Receivables - Related Parties                18,005	          -
                                            ----------       -----------
                                              $ 23,331           $  179

PROPERTY AND EQUIPMENT - Net    	           290             -
OZELLE PHARMACEUTICALS
    INC. COMMON STOCK                              -                  1
INTANGIBLE ASSETS - Net                             10     	     10
                                            ----------          -------
TOTAL ASSETS                                 $  23,631    	 $  190
                                            ==========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable and accrued expenses     $  29,473        $ 138,467
   Note Payable - Shareholder and other           -              31,606
   Due Related Party                              -               5,613
 Note Payable - Related Party                     -              46,107
                                            ----------       ----------

TOTAL CURRENT LIABILITIES                       29,473          221,793
                                          -----------        ----------
STOCKHOLDERS' EQUITY (DEFICIT)
PREFERRED STOCK; $.001 par value,
   5,000,000 shares authorized;
   and no shares issued and outstanding       -                     -
COMMON STOCK CLASS A; $.001 par
    value; 100,000,000 shares authorized;
    34,805,050 shares issued and
    outstanding                                  34,805          34,805
COMMON STOCK CLASS B; $.001
    par value; 2,000,000 shares authorized;
    2,000,000 shares issued and outstanding       2,000           2,000

ADDITIONAL PAID-IN CAPITAL                    3,540,126       3,373,173

ACCUMULATED DEFICIT                         (3,582,773)     (3,631,581)
                                             -----------     ----------
TOTAL STOCKHOLDERS' EQUITY
    (DEFICIT)              	                (5,842)       (221,603)
                                           -----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                          $  23,631        $   190
                                                 ======        =======

                             See accompanying notes.








		ACOLA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  		(Unaudited)

                                 Three Months Ended    Six Months Ended
                                   December 31,          December 31,
                            ----------------------------------------------
                              2002    2001         2002       2001
                          -------   -------     --------    --------
EXPENSES
   Professional fees    $ 4,718     $  9,750     $  4,718    $ 22,062
   Selling and marketing     -        15,920          -        16,066
   Management fee            -           -	      -        14,351
   General and admin
    istrative expenses   13,477       64,396       15,183     131,174
                         ---------   --------    ---------  ---------
                         18,195       90,066       19,901     183,653
                        ---------   --------    ---------    ---------

LOSS FROM
OPERATIONS               (18,195)  ( 90,066)      (19,901)   (183,653)
                       --------   ---------       --------   ---------

OTHER INCOME -
Gain on sale of asset     59,999      -            59,999         -
Debt forgiveness           8,710      -             8,710     116,138
INTEREST INCOME              -           1            -           492
                        -------- ---------       ---------    --------
TOTAL OTHER INCOME        68,709         1         68,709     116,630
                        --------  ---------     --------     --------

NET INCOME (LOSS)       $ 50,514  $(90,065)      $ 48,808    $(67,023)
                         =======    ======         =======   ========


BASIC AND DILUTED LOSS
    PER SHARE OF
    COMMON STOCK         $  NIL     $  NIL        $  NIL     $ (0.01)
                         ======   ========         ======      ======

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

          Class A      34,805,050 23,489,848   34,805,050  11,894,140
          Class B       2,000,000  1,758,242    2,000,000     874,317
                       ==========    =======     ========   =========

                             See accompanying notes.








 				ACOLA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' EQUITY (DEFICIT)
                      SIX MONTHS ENDED DECEMBER 31, 2002
                                (Unaudited)


               Class A   Class B   Additional              Accumulated
               Common    Common    Paid-In    Accumulated     Total
               Stock     Stock     Capital     Deficit
             	------ ------   ---------- -----------     --------
BALANCE
AT JUNE
30,2002     	$34,805   $2,000 $3,373,174 $(3,631,581)   $(221,602)


Release of
Related party
Debt                 -      -	    166,952  	   -         166,952

Net income for
the six
months ended
December 31,
2002             	   -       -	    -    48,808       48,808


BALANCE AT
DECEMBER          ------  -------- ----------  -----------   ---------
31,2002           $34,805 $2,000   $3,540,126  $(3,582,773)   $(5,842)
                  ======  ====     =========    =========    ========

                             See accompanying notes















               ACOLA CORP. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Unaudited)

                                                  Six Months Ended
                                                    December 31,
                                              ---------------------
                                                 2002	     2001
                                            ---------     ---------
CASH FLOWS FROM OPERATING
ACTIVITIES
   Net income(loss)                           $48,808    $ (67,023)
   Adjustments to reconcile net
     income(loss) to net cash
     used in operating activities
   Depreciation and amortization                   7	     6,217
   Debt forgiveness income not
       providing cash			            	  (116,138)
   Short term loans                          (31,606)       58,811
   Changes in assets and liabilities:
     Miscellaneous receivables               (18,005)        3,100
     Prepaid expenses                                       21,000
     Accounts payable and accrued
         expenses                           (108,992)     (130,223)
    Due to Former Director                    (5,614)         -
    Note due to Former Director              (46,107)         -
                                            ---------     ---------
   Net cash used in operating activities    (161,509)     (224,256)

CASH FLOWS FROM INVESTING
ACTIVITIES
   Purchase of computer hardware
       and software                             (297)       (5,632)
   Investment in Ozelle Pharmaceuticals,
   Inc. Common Stock   			   	   1      (200,000)
   Investment in Trademark		        -             (750)
   Investment in web site                       -         (106,845)
                                             ---------   -----------
   Net cash used by investment
   activities                                  (296)      (313,227)

CASH FLOW FROM FINANCING
ACTIVITIES
   Issuance of Capital Stock                    -	    34,774
   Additional Paid in Capital                 166,952      486,776
                                             ---------  -----------
   Net cash provided by financing
   activities                                 166,952      521,550

EFFECT OF EXCHANGE RATES ON CASH  	          -	   (20,973)
                                            ---------     ---------
NET INCREASE (DECREASE) IN CASH                 5,147      (36,906)

CASH - BEGINNING OF PERIOD                        179       37,126
                                                -----     ---------

CASH - END OF PERIOD                           $5,326      $   220
                                              =========  =========
SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES

   Accounts payable and accrued expenses
   extinguishments not requiring cash         $175,662   $ 257,070

                             See accompanying notes.

345:
                   ACOLA CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

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

The results of operations for the three and six month periods ended December 31, 2002 and 2001 are not necessarily indicative of operating results for the full year.


NOTE 2 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Acola Corp. (the "Company") and its wholly owned subsidiaries. All material intercompany balances and intercompany transactions have been eliminated. Any comparisons of operations included on the Statement of Operations for the three and six months ended December 31, 2001 versus the three and six months ended December 31, 2002 are not relevant as the Company is not engaged in business operations at this time.

As reflected in the accompanying financial statements, the Company has negative working capital, almost no cash, no revenues, and no ongoing operations to generate cash, working capital or profits. The Company and its predecessor MegaChain.com Ltd. has accumulated approximately $3.6 million of losses which may continue in the future. Because of these and other matters, it is highly unlikely that the Company will be able to raise additional debt or equity capital in amounts necessary to remain in business. Consequently, unless it can negotiate a merger with a viable business, it is very probable that the Company will not be able to remain in business. The amounts reflected on the accompanying balance sheet do not include any adjustments to reflect the Company's inability to remain in business. Generally however, when a business is unable to remain a going concern, assets are liquidated for a very small percentage of the amounts reflected on its balance sheet. At this time, the Company does not possess adequate assets to return to its shareholders their capital investments.

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

As provided for in the Agreement, upon completion of the transaction, Robert B. Dillon was appointed as the new President, Chief Executive Officer and director and Samuel M. Skipper as the new Chairman of the Board, Secretary and director. The previous officers and directors resigned. On April 10,2002, Samuel M. Skipper resigned as Chairman of the Board and as Director. He was replaced by Michael G. Wirtz.

On October 9, 2001 an amended Form S-8 was filed by MegaChain.com,
Ltd. registering 4,500,000 shares of the Company's common stock ($.0001 par value)valued at $270,000 pursuant to Consulting Agreements. Additionally, one of the Company's consultants purchased 1,150,000 shares of Acola common stock for $375,000. As an element of the acquisition financing, Skipper and Dillon pledged their shares to this consultant, the exercise of such contingency could cause a change of control in the company, subject to mutual agreement of all the parties.

On November 26, 2001 the Company adopted Restated Bylaws and Restated Certificate of Incorporation of the Company. The Restated Certificate resulted in a change of the Certificate of Incorporation of the Company that
(i) increased the par value of shares of common stock of the Company from $.0001 to $.001, (ii) increased the number of shares of common stock the Company is authorized to issue from 30,000,000 to 100,000,000, (iii) increased the par value of shares of preferred stock of the Company from $.0001 to $.001 and (iv) authorized the issuance of 5,000,000 shares of Class B common stock, par value $.001 per share. The earnings per share as reflected on the accompanying Condensed Consolidated Statements of Operations for the six months ended December 31, 2001 has not been restated to reflect this change.

This allows for the holders of the company's Class B preferred stock to automatically convert each one of their Class B preferred shares into 100 shares of common stock. The preferred stock was authorized because of the limitations on the number of issued and reserved shares of Acola common stock.

On October 16, 2002, Messrs. Dillon, Skipper, and Wirtz and other shareholders of the Company settled disputes with Donald E. Baxter, MD by transferring approximately 82% of the outstanding Common Stock, and 97% of the votes, of the Company to Global Investment Alliance Inc. ("Global"). Dr. Baxter owns a majority of the shares of Global. Dr. Baxter, James N. Baxter and Hon. Jerry W. Baxter were elected as Directors of the Company and Dr. Baxter became Chairman of the Board and James Baxter became President of the Company. Dr. Baxter, an orthopedic surgeon and sports physician, James Baxter, an investment banker and securities attorney, and Jerry Baxter, a Judge in Superior Court of Fulton County Georgia, are brothers. On December 17, 2002 Richard A. Evans, MD, a cancer specialist, board certified surgeon and author, was elected a Director of the Company. As part of the settlement, Messrs. Dillon, Skipper and Wirtz and other shareholders forgave all claims against the Company. After this change of control, new management negotiated compromises with various creditors and settled the AMS Web Design lawsuit. Dr. Baxter provided working capital to the Company by agreeing to pay $60,000 to buy the Company's restricted stock in Ozelle Pharmaceuticals, Inc. which had been written down to a value of $1.00 by previous management.

The Company intends to seek merger or acquisition candidates and to pursue other new business initiatives for the benefit of all of the Company's shareholders. Although there is no assurance that the Company will succeed and the Company has not yet made any agreement to merge, management believes that its chances have been increased by the elimination of most of the Company's liabilities.


Going Concern Considerations

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations of approximately $3.6 million and at December 31, 2002 has negative working capital of approximately
$6,000 and cash of only $5,326. These factors, among others, strongly suggest the Company will not remain in business or continue as a going concern. At this time, the Company does not have adequate cash, working capital or capacity to borrow or raise additional equity capital with which to remain in business.

The balance sheet does not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

Although it was believed by prior management that the Company's software product was ready to be sold as a stand-alone data base management system, a considerable sales and marketing budget, not currently available to the Company, would have been required in order to properly operate and market the product. The last management of the Company agreed to exchange the Company's software product, with a net capitalized cost of $142,500, and computer equipment, with a net cost of $28,582, for the extinguishment of liabilities in the amounts of $112,350 to a related party, Blue Wave Productions Ltd. and $144,720 to other third parties. This exchange was reflected in the financials as of September 30, 2001.

Although prior management attempted to secure an exclusive distributorship in Mexico for AnvizoleTM, it was unable to secure adequate capital to make necessary initial royalty payments, so the Company lost the distributorship. Therefore, the Company will probably need to negotiate a merger with a viable other business in order to continue in business.

NOTE 4 - INTANGIBLE ASSETS

The company's only intangible asset is the Company's trademark.

NOTE 5 - NOTES PAYABLE

As of December 31, 2002, the Company has no notes payable. All three notes payable outstanding as of June 30, 2002, including all accrued interest, have been forgiven, two at the October 16, 2002 settlement and the last during the restructuring of the Company's balance sheet by current management. As part of the October settlement Dr. Baxter also dropped his claim on the disputed $75,000 note, which was not included as a liability in the Company's financial statements.


NOTE 6 - LEGAL PROCEEDINGS

In August 2000 previous management received a letter from an attorney advising that there is an Order for Entry of Default Judgment in the District Court of Boulder, Colorado against a predecessor of the Company in favor of two alleged former employees of Northern Lights Software, Ltd.
(a subsidiary of the Company) dated March 10, 1998 in the total amount of $74,887. The judgment was apparently for alleged unpaid wages. Pursuant to an Agreement and Plan of Reorganization dated February 15, 1999, a former director of the Company had personally warranted that there were no undisclosed liabilities in the Company and had indemnified the Company against such claims. He stated that he believed that claimants were actually employees of Northern Lights Software (New York) Ltd., a subsidiary of Northern Lights Software, Ltd. (Delaware), a predecessor of the Company.
The Company accepted $10,300 from the former director in exchange for releasing his indemnification of the Company. The Company believes that the Colorado lawsuit was brought against the wrong corporation and that the default judgment was erroneously issued in violation of Colorado statutes, as interpreted by the Colorado Supreme Court. Based upon a review of the record in the case, management believes that it would be an error for any court to enforce the default judgment, and the Company plans to mount a vigorous defense against any effort to enforce the judgment against the Company.

On or about March 19, 2002, the Company received notice of a lawsuit in the 127th Civil District Court of Harris County, Texas brought by two individuals claiming total damages of $26,000 pursuant to their consulting agreements. These consultants assisted in providing content and advice on the Company's website, which was being built in late 2001. Management has taken the position that only 4,000 shares of the Company's common stock is due to each. The Company accrued a total amount of $10,000 for the consultants. Company legal counsel is engaged in settlement discussions now and management believes that no additional accrual is necessary.

On or about December 12, 2002, the Company settled the $113,313 contract lawsuit brought against Company in the 164th Judicial District Court of Harris County, Texas by AMS Web Design. The Company had previously accrued an amount in excess of the actual settlement amount as a potential liability for this dispute, and the excess has been transferred to additional paid-in capital following the settlement.

On October 16, 2002 the Company, Robert B. Dillon, Samuel M. Skipper, Michael
G. Wirtz and certain other former shareholders of the Company settled disputes (most recently disclosed in the Company's annual report on Form 10-
KSB) with Donald E. Baxter, M.D., a shareholder and consultant to the Company pursuant to a Settlement Agreement executed on October 14, 2002. As a result of this settlement 28,523,400 shares, or 82.0%, of the outstanding Class A Common Stock of the Company and 2,000,000 shares, or 100% of the outstanding Class B Common Stock of the Company were transferred to Global Investment Alliance Inc. ("Global"). Dr. Baxter owns a majority of the common stock of Global. Messrs. Dillon and Skipper, who previously owned a majority of the voting Common Stock of the Company, now own no shares of the Company's Common Stock. At the closing, Messrs. Wirtz and Dillon resigned as Chairman and President and as the only directors of the Company. Donald E. Baxter, M.D. was appointed as Chairman of the Board of Directors, James N. Baxter was appointed President and Chief Executive Officer and a Director, and Hon. Jerry W.Baxter was appointed a Director. Dr. Baxter, James Baxter and Jerry Baxter are brothers. Donald and James Baxter now control approximately 86% of the Company's Common Stock and 97% of the votes.

As a result of the settlement Dr. Baxter released any and all claims against the Company (including his claim on the disputed $75,000 note of the Company which has not been reported in the financial statements), and the other parties to the Settlement Agreement released over $107,000 of liabilities reported in the Company's Condensed Consolidated Balance Sheet at September 30, 2002 in its last quarterly report on Form 10-QSB.

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

NOTE 7 - SUBSEQUENT EVENTS

On January 10, 2003 an amended Form S-8 was filed by the Company registering up to 5,194,950 shares of the Company's Common Stock, Class A ($.001 par value)valued at $77,924 for issuance to Directors and consultants pursuant to the Company's Directors and Employees Stock Award Plan. Following the January 14, 2003 issuance of 4,950,000 shares of the Company's Class A Common Stock to Directors and consultants, the Company's accounts payable liability was substantially reduced, resulting in a small positive net worth.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements appearing elsewhere in this report.

Overview

During the last few years, led by two previous management teams, the Company has failed in a technology business and then in an international pharmaceutical distribution business, resulting in large losses and a large accumulated deficit. It has no current operations. With enough working capital for about six months, the Company has obtained releases of almost all of its liabilities and has achieved a small positive net worth as of January 2003. It will need to obtain additional funds within the next twelve months. It is a fully reporting company and has a well-respected Board of Directors with broad experience and a wide network of contacts. Because of the decline of the IPO (initial public offering) market, some successful private companies are interested in becoming public through a negotiated "reverse merger" with companies such as the Company. In the opinion of management, the most crucial factor in whether the Company will continue in business and achieve value for its shareholders or go out of business is whether management will succeed in identifying an attractive growing private company and negotiating a merger on favorable terms. The Company has only recently achieved a sufficient financial condition to be able to consider candidates. Although there is no assurance that a transaction will be achieved, management is now considering several potential candidates.

Three and six months ended December 31, 2002 and 2001

Revenue:
The Company did not earn any revenue during the three and six month periods ended December 31, 2002 and December 31, 2001.

Professional Fee Expenses:

Professional fee expenses for the three and six months ended December 31, 2002 were each $4,718, primarily to achieve compliance with SEC filing requirements, a substantial decrease from the $9,750 and $22,062 for the three and six months ended December 31, 2001. This decrease was because the Company ceased business operations during 2002.

Selling and Marketing Expenses:

Selling and Marketing expenses for the three and six months ended December 31, 2002 were $0, a substantial decrease from the $15,920 and $16,066 expended in the three and six months ended December 31, 2001. The decrease is because the Company does not currently have any product or service.

Management Fee Expenses:

Management fee expenses have been $0 for the last five quarters because the Company has no management contract.


General and Administrative Expenses:

General and administrative expenses for the three and six months ended December 31, 2002 were $13,477 and $15,183, a decrease of $50,919 and $115,991, respectively, from the prior year periods. The decrease is because the Company's current activities are limited to a spartan program of restructuring the balance sheet, disposing of litigation and searching for attractive merger candidates.

Other Income:

Other income for the three and six months ended December 31, 2002 was $68,709, an increase of $68,708 over the quarter ended December 31, 2001 and a decrease of $47,921 from the six months ended December 31, 2001. The increase was primarily because of the one-time profit on the sale of the Ozelle stock. The decrease is because the debt forgiveness received by the company during 2001 greatly exceeded the income in the 2002 period. Only $8,710 of debt forgiveness income was recorded during the six months ended December 31, 2002.

Website:

The Company's website was shut down on or about the end of 2001 because of
(i) the expiration of the option agreement with Ozelle Pharmaceuticals, Inc.,
(ii) the company's possible inability to continue as a going concern, (iii) the inadvisability of spending monies to promote something that the company would no longer distribute and (iv) disagreements with the Company's website developer. The Company considers that the website has no current value to the Company and is unlikely to have any future value, but the terms of the Company's litigation settlement with the website developer provides for the website assets to be transferred to the Company.

Description of Property:

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


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In August 2000 previous management received a letter from an attorney advising that there is an Order for Entry of Default Judgment in the District Court of Boulder, Colorado against a predecessor of the Company in favor of two alleged former employees of Northern Lights Software, Ltd.
(a subsidiary of the Company) dated March 10, 1998 in the total amount of $74,887. The judgment was apparently for alleged unpaid wages. Pursuant to an Agreement and Plan of Reorganization dated February 15, 1999, A former director of the Company had personally warranted that there were no undisclosed liabilities in the Company and had indemnified the Company against such claims. He stated that he believed that claimants were actually employees of Northern Lights Software (New York) Ltd., a subsidiary of Northern Lights Software, Ltd. (Delaware), a predecessor of the Company.
The Company accepted $10,300 from the former director in exchange for releasing his indemnification of the Company. The
Company believes that the Colorado lawsuit was brought against the wrong corporation and that the default judgment was erroneously issued in violation of Colorado statutes, as interpreted by the Colorado Supreme
Court. Based upon a review of the record in the case, management believes that it would be an error for any court to enforce the default judgment, and the Company plans to mount a vigorous defense against any effort to enforce the judgment against the Company.

On or about March 19, 2002, the Company received notice of a lawsuit in the 127th Civil District Court of Harris County, Texas brought by two individuals claiming total damages of $26,000 pursuant to their consulting agreements. These consultants assisted in providing content and advice on the Company's website that was being built in late 2001. Management has taken the position that only 4,000 shares of the Company's common stock is due to each. The Company accrued a total amount of $10,000 for the consultants. Company legal counsel is engaged in settlement discussions now and management believes that no additional accrual is necessary.

On or about December 12, 2002, the Company settled the $113,313 contract lawsuit brought against the Company in the 164th Judicial District Court of Harris County, Texas by AMS Web Design. The Company had previously accrued an amount in excess of the actual settlement amount as a potential liability for this dispute, and the excess has been transferred to additional paid-in capital following the settlement.

On October 16, 2002 the Company, Robert B. Dillon, Samuel M. Skipper, Michael
G. Wirtz and certain other former shareholders of the Company settled disputes (most recently disclosed in the Company's annual report on Form 10-
KSB) with Donald E. Baxter, M.D., a shareholder and consultant to the Company pursuant to a Settlement Agreement executed on October 14, 2002. As a result of this settlement 28,523,400 shares, or 82.0%, of the outstanding Class A Common Stock of the Company and 2,000,000 shares, or 100% of the outstanding Class B Common Stock of the Company were transferred to Global Investment Alliance Inc. ("Global"). Dr. Baxter owns a majority of the common stock of Global. Messrs. Dillon and Skipper, who previously owned a majority of the voting Common Stock of the Company, now own no shares of the Company's Common Stock. At the closing, Messrs. Wirtz and Dillon resigned as Chairman and President and as the only directors of the Company. Donald E. Baxter, M.D. was appointed as Chairman of the Board of Directors, James N. Baxter was appointed President and Chief Executive Officer and a Director, and Hon. Jerry W.Baxter was appointed a Director. Dr. Baxter, James Baxter and Jerry Baxter are brothers. Donald and James Baxter now control approximately 86% of the Company's Common Stock and 97% of the votes.

As a result of the settlement Dr. Baxter released any and all claims against the Company (including his claim on the disputed $75,000 note of the Company which has not been reported in the financial statements), and the other parties to the Settlement Agreement released over $107,000 of liabilities reported in the Company's Condensed Consolidated Balance Sheet at September 30, 2002 in its last quarterly report on Form 10-QSB.

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

The Company has filed three reports on Form 8-K since September 30, 2002:
On October 31, 2002 (Change of control); December 17, 2002 (Sale of Ozelle shares and settlement of AMS Web Design lawsuit); January 2, 2003 (Press Release regarding new Director Evans and progress in reducing liabilities).

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

                                      ACOLA CORP.


                                      By: /s/ James N. Baxter
                                      -------------------------

Date: February 13, 2002			James N. Baxter
					President


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                        CAPACITY                DATE
---------                        --------             -----------


/s/ James N. Baxter	  Director, President & CEO,   February 13, 2002
--------------------
James N. Baxter      (Principal Executive Officer &
                      Principal Financial Officer)




1

7