Form 10QSB
period 2003-03-31
ACOLA CORP
filed 2003-05-14
CIK 934796

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                ----------------
                             Form 10-QSB
                                 ---------------
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2003
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                           250 Riverside Drive Ste 51
                          	New York, NY 10025
           (Address of principal executive offices including zip code)
                       -----------------------------------

               Registrant's telephone number, including area code:
                                 (212) 666-3399
                          ----------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
-                                                          ----  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2003.

                 Class             Outstanding at May 14, 2003
                 -----                -----------------------------
    Common Stock,Class A,
     $0.001 Par Value                   39,755,050

    Common Stock,Class B,
     $0.001 Par Value                    2,000,000


                       ACOLA CORP. AND SUBSIDIARIES

                               Table of Contents

                                                                 PAGE
Part I - Financial Information

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets -
        March 31, 2003 (unaudited) and June 30, 2002
        (audited)                                                   3

        Condensed Consolidated Statements of Operations
        (unaudited) -Three and Nine Months Ended March 31, 2003
	  and 2002   	                                            4

        Condensed Consolidated Statement of Changes in
        Stockholders' Equity <Deficit> (unaudited) -
        Nine Months ended March 31, 2003                            5

        Condensed Consolidated Statements of Cash Flows
        (unaudited) -Nine Months ended March 31, 2003 and
        2002                                                        6

        Notes to Condensed Consolidated Financial Statements
        (unaudited)                                                 7

Item 2. Management's Discussion and Analysis of Financial          12
        Condition and Results of Operations

Item 3. Controls and Procedures                                    13

Part II. Other Information

         Item 1. Legal Proceedings                                 14

         Item 2. Changes in Securities                             16

         Item 3. Defaults upon Senior Securities                   16

         Item 4. Submission of Matters to a Vote of Security
                 Holders                                           16

         Item 5. Other Information                                 16

         Item 6. Exhibits and Reports                              16



                  ACOLA CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS

                                         March 31, 2003    June 30, 2002
                                          (Unaudited)          (Audited)
                                           ------------    -------------
             ASSETS
CURRENT ASSETS
   Cash and cash equivalents                 $     799	   $        179
   Prepaid Expenses                              4,750            -
   Receivables - Related Party                  14,000	          -
                                            ----------       -----------
                                                19,549              179
PROPERTY AND EQUIPMENT - Net    	           274            -
OZELLE PHARMACEUTICALS INC. COMMON STOCK           -                  1
INTANGIBLE ASSETS - Net                             10     	     10
                                            ----------          -------
TOTAL ASSETS                                 $  19,833    	 $  190
                                            ==========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable and accrued expenses     $   2,223        $ 138,467
   Note Payable - Shareholder and other           -              31,606
   Due to former Director                         -               5,613
 Note due to former Director                      -              46,107
                                             ----------       ----------
TOTAL CURRENT LIABILITIES                        2,223          221,793
                                             ----------       ----------
Contingent liability
STOCKHOLDERS' EQUITY (DEFICIT)
PREFERRED STOCK; $.001 par value,
   5,000,000 shares authorized;
   and no shares issued and outstanding       -                     -
COMMON STOCK CLASS A; $.001 par
    value; 100,000,000 shares authorized;
    39,755,050 and 34,805,050 shares issued
    and outstanding                              39,755          34,805
COMMON STOCK CLASS B; $.001
    par value; 2,000,000 shares authorized;
    2,000,000 shares issued and outstanding       2,000           2,000
ADDITIONAL PAID-IN CAPITAL                    3,566,176       3,373,173
ACCUMULATED DEFICIT                          (3,590,321)     (3,631,581)
                                             -----------     ----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)             17,610        (221,603)
                                             -----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                          $  19,833        $   190
                                                 ======        =======

                             See accompanying notes.

		     ACOLA CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  		(Unaudited)

                               Three Months Ended    Nine Months Ended
                                   March 31,            March 31,
                            ------------------------------------------
                              2003    2002         2003       2002
                          -------   -------     --------    --------
EXPENSES
   Professional fees    $ 4,023    $ 26,200     $  8,740    $ 49,762
   Selling and marketing     -          -            -        16,066
   Management fee            -          -	     -        14,351
   General and admin-
   istrative expenses     8,525      11,762       23,709     142,935
                         --------   --------    ---------  ---------
                         12,548      37,962       32,449     223,115
                        ---------   --------   ---------    ---------
LOSS FROM
OPERATIONS               (12,548)   (37,962)     (32,449)   (223,115)
                       --------   ---------      --------   ---------
OTHER INCOME (EXPENSE)
Gain on sale of asset        -        -            59,999         -
Debt forgiveness             -        -             8,710     116,138
Settlement                 5,000     10,300         5,000      10,300

INTEREST INCOME              -         -              -           492
LOSS ON WRITEOFF
OF ASSETS		     -     (100,909)          -      (100,909)
                         -------- ---------      ---------    --------
TOTAL OTHER INCOME
(EXPENSE)                  5,000    (90,608)       73,709      26,021
                         --------  ---------     --------     --------
NET INCOME (LOSS)         $ (7,548) $(128,571)    $ 41,260  $(197,094)
                          =======    ======        =======   ========
BASIC AND DILUTED LOSS
    PER SHARE OF
    COMMON STOCK         $  NIL     $  NIL        $  NIL     $ (0.01)
                         ======   ========         ======      ======
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

          Class A      39,087,634 34,805,050   36,326,781  18,176,432
          Class B       2,000,000  2,000,000    2,000,000   1,245,421
                       ==========    =======     ========   =========

                             See accompanying notes.








 				ACOLA CORP. AND SUBSIDIARIES
			CONDENSED CONSOLIDATED STATEMENT OF CHANGES
			    IN STOCKHOLDERS' EQUITY (DEFICIT)
                     	    NINE MONTHS ENDED MARCH 31, 2003
                                (Unaudited)


               Class A   Class B   Additional
               Common    Common    Paid-In    Accumulated     Total
               Stock     Stock     Capital     Deficit
             	------ ------   ---------- -----------     --------
BALANCE
AT JUNE
30,2002     	$34,805   $2,000 $3,373,173 $(3,631,581)   $(221,603)


Release of
Related party
Debt                 -      -	    166,953  	   -         166,953

New issue         4,950              26,050                   31,000

Net income for
the nine
months ended
March 31,
2003                 -       -	       -          41,260      41,260


BALANCE AT
MARCH             ------  -------- ----------  -----------   ---------
31,2003           $39,755 $2,000   $3,566,176  $(3,590,321)   $17,610
                  ======   ====     =========    =========    ========

                             See accompanying notes











               ACOLA CORP. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Unaudited)

                                                  Nine Months Ended
                                                    March 31,
                                              ---------------------
                                                 2003	     2002
                                            ---------     ---------
CASH FLOWS FROM OPERATING
ACTIVITIES
   Net income(loss)                           $41,260    $(197,094)
   Adjustments to reconcile net
     income(loss) to net cash
     used in operating activities
   Depreciation and amortization                   23	      -
   Debt forgiveness income not
       providing cash				 -        (116,138)
   Loss on writeoff of assets		         -         100,909
   Changes in assets and liabilities:
     Related party receivables               (14,000)        3,100
     Prepaid expenses                         (4,750)       21,000
     Accounts payable and accrued
         expenses                            (136,243)      96,795

    Due to Former Director                     (5,614)        -
    Note due to Former Director               (46,107)        -
                                              ---------   ---------
   Net cash used in
    operating activities                     (165,431)     (91,428)
                                             ----------   ---------
CASH FLOWS FROM INVESTING
ACTIVITIES
   Investment in Website			 -         (30,581)
   Purchase of computer hardware
       and software                             (297)         -
   Investment in Ozelle Pharmaceuticals,
   Inc. Common Stock   			   	    1     (200,000)
   Investment in trademark                        -         (1,400)
   Investment in MegaChain.com Ltd
      acquistion  			     	  -	  (280,000)
         		    		    ---------   -----------
   Net cash used by investing
   activities                                  (296)      (511,981)
                                              ------      ---------
CASH FLOW FROM FINANCING
ACTIVITIES
   Issuance of Capital Stock                    4,950      494,623
   Additional Paid in Capital                 193,003         -
   Note payable - shareholder and
    other loans                               (31,606)        -
   Short term loans                               -         62,184
                                             ---------  -----------
   Net cash provided by financing
   activities                                 166,347      556,807

EFFECT OF EXCHANGE RATES ON CASH  	          -	    11,900
                                            ---------     ---------
NET INCREASE (DECREASE) IN CASH                   620      (34,702)

CASH - BEGINNING OF PERIOD                        179       37,126
                                                -----     ---------

CASH - END OF PERIOD                           $  799      $ 2,424
                                              =========  =========
SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES

   Accounts payable and accrued expenses
   extinguishments not requiring cash         $180,662   $ 257,070
   Investment in Website acquired through
     accounts payable			        	    76,294

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

The results of operations for the three and nine month periods ended March 31, 2003 and 2002 are not necessarily indicative of operating results for the full year.


NOTE 2 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Acola Corp. (the "Company") and its wholly owned subsidiaries. All material intercompany balances and intercompany transactions have been eliminated. Any comparisons of operations included on the Statement of Operations for the three and nine months ended March 31, 2003 versus the three and nine months ended March 31, 2002 are not relevant as the Company is not engaged in business operations at this time.

As reflected in the accompanying financial statements, the Company has minimal working capital, almost no cash, no revenues, and no ongoing operations to generate cash, working capital or profits. The Company and its predecessor MegaChain.com Ltd. has accumulated approximately $3.6 million of losses which may continue in the future. Because of these and other matters, it is highly unlikely that the Company will be able to raise additional debt or equity capital in amounts necessary to remain in business. Consequently, unless it can negotiate a merger with a viable business, it is very probable that the Company will not be able to remain in business. The amounts reflected on the accompanying balance sheet do not include any adjustments to reflect the Company's inability to remain in business. Generally however, when a business is unable to remain a going concern, assets are liquidated for a very small percentage of the amounts reflected on its balance sheet. At this time, the Company does not possess adequate assets to return to its shareholders their capital investments.

NOTE 3 - MANAGEMENT PLANS

On October 16, 2002, Messrs. Robert B. Dillon, Samuel M. Skipper, and Michael G. Wirtz and other shareholders of the Company settled disputes with Donald E. Baxter, MD by transferring approximately 82% of the outstanding Common Stock, and 97% of the votes, of the Company to Global Investment Alliance Inc. ("Global"). Dr. Baxter owns a majority of the shares of Global. Dr. Baxter, James N. Baxter and Hon. Jerry W. Baxter were elected as Directors of the Company and Dr. Baxter became Chairman of the Board and James Baxter became President of the Company. Dr. Baxter, an orthopedic surgeon and sports physician, James Baxter, an investment banker and securities attorney, and Jerry Baxter, a Judge in Superior Court of Fulton County Georgia, are brothers. On December 17, 2002 Richard A. Evans, MD, a cancer specialist, board certified surgeon and author, was elected a Director of the Company.
As part of the settlement, Messrs. Dillon, Skipper and Wirtz and other shareholders forgave all claims against the Company.

After this change of control, new management negotiated compromises with various creditors and settled the AMS Web Design lawsuit and the lawsuit filed by two former consultants. Dr. Baxter provided working capital to the Company by agreeing to pay $60,000 to buy the Company's restricted stock in Ozelle Pharmaceuticals, Inc. which had been written down to a value of $1.00 by previous management. Thus the Company has progressed from being deeply insolvent to its current condition with a small positive net worth.

On January 10, 2003 an amended Form S-8 was filed by the Company registering up to 5,194,950 shares of the Company's Common Stock, Class A ($.001 par value)valued at $77,924 for issuance to Directors and consultants pursuant to the Company's Directors and Employees Stock Award Plan. Following the January 14, 2003 issuance of 4,950,000 shares of the Company's Class A Common Stock to Directors and consultants, the Company's accounts payable liability was substantially reduced. The Company's Directors receive no cash compensation.

The Company intends to seek merger or acquisition candidates and to pursue other new business initiatives for the benefit of all of the Company's shareholders. Although there is no assurance that the Company will succeed management believes that its chances have been increased by the elimination of most of the Company's liabilities. The Company is reviewing a few potential merger candidates, but no specific merger or acquisition has been agreed and there can be no assurance that a transaction will be consummated.


Going Concern Considerations

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations of approximately $3.6 million and at March 31, 2003 has minimal working capital and cash of only $799. These factors, among others, strongly suggest the Company will not remain in business or continue as a going concern, unless it can negotiate a merger. At this time, the Company does not have adequate cash, working capital or capacity to borrow or raise additional equity capital with which to remain in business.

The balance sheet does not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

Although prior management attempted to secure an exclusive distributorship in Mexico for Anvizole(TM), it was unable to secure adequate capital to make necessary initial royalty payments, so the Company lost the distributorship. Therefore, the Company will probably need to negotiate a merger with a viable other business in order to continue in business.

NOTE 4 - INTANGIBLE ASSETS

The company's only intangible asset is the Company's trademark.

NOTE 5 - NOTES PAYABLE

As of March 31, 2003, the Company has no notes payable. All three notes payable outstanding as of June 30, 2002, including all accrued interest, have been forgiven.


NOTE 6 - LEGAL PROCEEDINGS

In August 2000 the Company received a letter from an attorney advising that there is an Order for Entry of Default Judgment in the District Court of Boulder, Colorado against a predecessor of the Company in favor of two alleged former employees of Northern Lights Software, Ltd. (a subsidiary of the Company) dated March 10, 1998 in the total amount of $74,887. The judgment was apparently for alleged unpaid wages. Pursuant to an Agreement and Plan of Reorganization dated February 15, 1999, a former director of the Company had personally warranted that there were no undisclosed liabilities in the Company and had indemnified the Company against such claims. He stated that he believed that claimants were actually employees of Northern Lights Software (New York) Ltd., a subsidiary of Northern Lights Software, Ltd. (Delaware), a predecessor of the Company. The Company accepted $10,300 from the former director in exchange for releasing his indemnification of the Company. The Company believes that the Colorado lawsuit was brought against the wrong corporation and that the default judgment was erroneously issued in violation of Colorado statutes, as interpreted by the Colorado Supreme Court. Based upon a review of the record in the case, management believes that it would be an error for any court to enforce the default judgment, and the Company plans to mount a vigorous defense against any effort to enforce the judgment against the Company.

On or about March 18, 2003, the Company settled the $26,000 lawsuit brought against the Company by two consultants in the 127th Civil
District Court of Harris County, Texas.   The Company previously
accrued a total amount of $10,000 for these claims. The settlement was for a lower amount.

On or about about December 12, 2002, the Company settled the $113,313 contract lawsuit brought against the Company in the 164th Judicial District Court of Harris County, Texas by AMS Web Design. The Company had previously accrued an amount in excess of the actual settlement amount as a potential liability for this dispute, and the excess has been transferred to additional paid-in capital following the settlement.

On October 16, 2002 the Company, Robert B. Dillon, Samuel M. Skipper, Michael G. Wirtz and certain other former shareholders of the Company settled disputes (most recently disclosed in the Company's annual report on Form 10-KSB) with Donald E. Baxter, M.D., a shareholder and consultant to the Company pursuant to a Settlement Agreement executed on October 14, 2002. Pursuant to the settlement all parties released any and all claims against the Company. Also 28,523,400 shares, or 82.0%, of the outstanding Class A Common Stock of the Company and 2,000,000 shares, or 100% of the outstanding Class B Common Stock of the Company were transferred to Global Investment Alliance Inc. ("Global"). Dr. Baxter owns a majority of the common stock of Global. Messrs. Dillon and Skipper, who previously owned a majority of the voting Common Stock of the Company, now own no shares of the Company's Common Stock. At the closing, Messrs. Wirtz and Dillon resigned as Chairman and President and as the only directors of the Company. Donald E. Baxter, M.D. was appointed as Chairman of the Board of Directors, James N. Baxter was appointed President and Chief Executive Officer and a Director, and Hon. Jerry W.Baxter was appointed a Director. Dr. Baxter, James Baxter and
Jerry Baxter are brothers. Donald and James Baxter now control approximately 86% of the Company's Common Stock and 97% of the votes.

On or about March 14, 2003 the Company's statutory agent in Delaware received a letter from an attorney threatening to file a lawsuit on his own behalf against the Company and certain former Company officers in the District Court for the County of Ramsey, State of Minnesota under the federal Telephone Consumer Protection Act of 1991 ("TCPA") and Minnesota statutes regulating certain unsolicited facsimile transmissions (47 U.S.C. Sec. 227(b)(3)(B) and Minn. Stat. Sec. 325E.395). The attorney claims that he is entitled to statutory damages of $500, or $1,500 if the court finds a willful violation, because he allegedly received a facsimile transmission ("fax") on November 11, 2001 which gave a toll free number to call to be removed from the distribution list, but did not give a mailing address for that purpose. He further alleges that the fax was being used to manipulate the Company's stock price. The alleged unlawful fax purports to have been sent by "The Inve$tor's Report" on behalf of a shareholder of the Company and expresses the opinion that the Company's stock was a good buy at that time. It further states that the author did not know whether his/her views were shared by Acola Corp. management. The attorney claims that when he could not find a telephone listing for "The Inve$tor's Report" he assumed that the fax was sent by the Company, since its name appeared in the fax. The Company's management at the time of the alleged violation has disclaimed knowledge of or responsibility for the alleged offending fax. The Company does not know whether the fax was actually sent and, if so, who sent it and has not done business in Minnesota. Accordingly the Company has contacted the Minnesota Attorney General's office to alert them to this situation and to offer full cooperation, if they would like to investigate this matter, and has rejected the attorney's offer to settle the case. No suit has been filed in court. If it is filed, the Company plans to file a motion for dismissal for lack of personal jurisdiction, and has sent a copy of such a motion to the attorney in question.

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

Overview

During the last few years, led by two previous management teams, the Company has failed in a technology business and then in an international pharmaceutical distribution business, resulting in large losses and a large accumulated deficit. It has no current operations. With enough working capital for about six months, the Company has obtained releases of almost all of its liabilities and has achieved a small positive net worth as of March 31, 2003.
It will need to obtain additional funds within the next twelve months. It is a fully reporting company and has a well-respected Board of Directors with broad experience and a wide network of contacts. Because of the decline of the IPO (initial public offering) market, some private companies are interested in becoming public through a negotiated "reverse merger" with companies such as the Company.
In the opinion of management, the most crucial factor in whether the Company will continue in business and achieve value for its shareholders or go out of business is whether management will succeed in identifying an attractive private company and negotiating a merger on favorable terms. Although there is no assurance that a transaction will be achieved, management is now studying a few potential candidates.


Three and nine months ended March 31, 2003 and 2002

Revenue:
The Company did not earn any revenue during the three and nine month periods ended March 31, 2003 and 2002.


Professional Fee Expenses:

Professional fee expenses for the three and nine months ended
March 31, 2003 were each $4,023 and $8,740, primarily to achieve compliance with SEC filing requirements, a substantial decrease from the $26,200 and $49,762 for the three and nine months ended March 31, 2002. This decrease was because the Company ceased business operations during 2002.

Selling and Marketing Expenses:

Selling and Marketing expenses for the three and nine months ended March 31, 2003 and the three months ended March 31, 2002 were $0, a substantial decrease from the $16,066 expended in the nine months ended March 31, 2002. The decrease is because the Company does not currently have any product or service.

Management Fee Expenses:

Management fee expenses have been nil for the last six quarters because the Company has no management contract.


General and Administrative Expenses:

General and administrative expenses for the three and nine months ended March 31, 2003 were $8,525 and $23,709, a decrease of $3,237 and
$119,226, respectively, from the prior year periods. The decrease is because the Company's current activities are limited to a spartan program of restructuring the balance sheet, disposing of litigation and searching for attractive merger candidates.

Other Income:

Other income for the three and nine months ended March 31, 2003 was $5,000 and $73,709, an increase of $95,608 and $47,688 over the prior year periods. The increases were primarily because of the one-time profit on the sale of the Ozelle stock in the nine months ended
March 31, 2003 and a $100,909 writeoff of assets in the three months ended March 31, 2002.


Description of Property:

The Company maintains its principal place of business at 250 Riverside Drive, Suite 51, New York, NY 10025.


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


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In August 2000 the Company received a letter from an attorney advising that there is an Order for Entry of Default Judgment in the District Court of Boulder, Colorado against a predecessor of the Company in favor of two alleged former employees of Northern Lights Software, Ltd. (a subsidiary of the Company) dated March 10, 1998 in the total amount of $74,887. The judgment was apparently for alleged unpaid wages. Pursuant to an Agreement and Plan of Reorganization dated February 15, 1999, a former director of the Company had personally warranted that there were no undisclosed liabilities in the Company and had indemnified the Company against such claims. He stated that he believed that claimants were actually employees of Northern Lights Software (New York) Ltd., a subsidiary of Northern Lights Software, Ltd. (Delaware), a predecessor of the Company. The Company accepted $10,300 from the former director in exchange for releasing his indemnification of the Company. The Company believes that the Colorado lawsuit was brought against the wrong corporation and that the default judgment was erroneously issued in violation of Colorado statutes, as interpreted by the Colorado Supreme Court. Based upon a review of the record in the case, management believes that it would be an error for any court to enforce the default judgment, and the Company plans to mount a vigorous defense against any effort to enforce the judgment against the Company.

On or about March 18, 2003, the Company settled the $26,000 lawsuit brought against the Company by two consultants in the 127th Civil
District Court of Harris County, Texas.   The Company previously
accrued a total amount of $10,000 for these claims. The settlement was for a lower amount.

On or about about December 12, 2002, the Company settled the $113,313 contract lawsuit brought against the Company in the 164th Judicial District Court of Harris County, Texas by AMS Web Design. The Company had previously accrued an amount in excess of the actual settlement amount as a potential liability for this dispute, and the excess has been transferred to additional paid-in capital following the settlement.

On October 16, 2002 the Company, Robert B. Dillon, Samuel M. Skipper, Michael G. Wirtz and certain other former shareholders of the Company settled disputes (most recently disclosed in the Company's annual report on Form 10-KSB) with Donald E. Baxter, M.D., a shareholder and consultant to the Company pursuant to a Settlement Agreement executed on October 14, 2002. Pursuant to the settlement all parties released any and all claims against the Company. Also 28,523,400 shares, or 82.0%, of the outstanding Class A Common Stock of the Company and 2,000,000 shares, or 100% of the outstanding Class B Common Stock of the Company were transferred to Global Investment Alliance Inc. ("Global"). Dr. Baxter owns a majority of the common stock of Global. Messrs. Dillon and Skipper, who previously owned a majority of the voting Common Stock of the Company, now own no shares of the Company's Common Stock. At the closing, Messrs. Wirtz and Dillon resigned as Chairman and President and as the only directors of the Company. Donald E. Baxter, M.D. was appointed as Chairman of the Board of Directors, James N. Baxter was appointed President and Chief Executive Officer and a Director, and Hon. Jerry W.Baxter was appointed a Director. Dr. Baxter, James Baxter and
Jerry Baxter are brothers. Donald and James Baxter now control approximately 86% of the Company's Common Stock and 97% of the votes.

On or about March 14, 2003 the Company's statutory agent in Delaware received a letter from an attorney threatening to file a lawsuit on his own behalf against the Company and certain former Company officers in the District Court for the County of Ramsey, State of Minnesota under the federal Telephone Consumer Protection Act of 1991 ("TCPA") and Minnesota statutes regulating certain unsolicited facsimile transmissions (47 U.S.C. Sec. 227(b)(3)(B) and Minn. Stat. Sec. 325E.395). The attorney claims that he is entitled to statutory damages of $500, or $1,500 if the court finds a willful violation, because he allegedly received a facsimile transmission ("fax") on November 11, 2001 which gave a toll free number to call to be removed from the distribution list, but did not give a mailing address for that purpose. He further alleges that the fax was being used to manipulate the Company's stock price. The alleged unlawful fax purports to have been sent by "The Inve$tor's Report" on behalf of a shareholder of the Company and expresses the opinion that the Company's stock was a good buy at that time. It further states that the author did not know whether his/her views were shared by Acola Corp. management. The attorney claims that when he could not find a telephone listing for "The Inve$tor's Report" he assumed that the fax was sent by the Company, since its name appeared in the fax. The Company's management at the time of the alleged violation has disclaimed knowledge of or responsibility for the alleged offending fax. The Company does not know whether the fax was actually sent and, if so, who sent it and has not done business in Minnesota. Accordingly the Company has contacted the Minnesota Attorney General's office to alert them to this situation and to offer full cooperation, if they would like to investigate this matter, and has rejected the attorney's offer to settle the case. No suit has been filed in court. If it is filed, the Company plans to file a motion for dismissal for lack of personal jurisdiction, and has sent a copy of such a motion to the attorney in question.

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

                                      ACOLA CORP.


                                      By: /s/ James N. Baxter
                                      -------------------------

Date: May 14, 2003			James N. Baxter
					President
                                 (Principal Executive Officer &
                                  Principal Financial Officer)