Form 10KSB
period 2003-06-30
ACOLA CORP
filed 2003-09-30
CIK 934796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                    For the fiscal year ended June 30, 2003

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

                        250 RIVERSIDE DRIVE SUITE 51
                              NEW YORK, NY 10025
               (Address of principal executive offices) (Zip Code)

                                 (212) 666-3399
              (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, $.001 par value per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for the fiscal year ended June 30, 2003 totaled $ 0.

The aggregate market value of the voting and non-voting stock held by nonaffiliates of the registrant, based on the last sales price as quoted by the OTC Electronic Bulletin Board on August 27, 2003 was $154,055. As of September 22, 2003 the registrant had 41,855,050 shares of common stock Transitional Small Business Disclosure Format. [ ] Yes [X] No.


















                                  ACOLA CORP.
                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS
                                                                            PAGE
                                     PART I
ITEM 1.     DESCRIPTION OF BUSINESS.........................................   3
ITEM 2.     DESCRIPTION OF PROPERTIES.......................................   4
ITEM 3.     LEGAL PROCEEDINGS...............................................   4
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............   4

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS........   5
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS......   5
ITEM 7.     FINANCIAL STATEMENTS............................................   8
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                   AND FINANCIAL DISCLOSURE.................................  17

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS,
                   COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT  ......  18
ITEM 10.   EXECUTIVE COMPENSATION...........................................  19
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...  19
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  20
ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.................................  20
ITEM 14.   CONTROLS AND PROCEDURES..........................................  21

                                     PART I.
FORWARD-LOOKING STATEMENTS
            Some of the statements contained in this Form 10-KSB for Acola Corp. discuss future expectations, contain projections of results of operation or financial condition or state other forward-looking information. They often include words such as believe, expect, anticipate, intend or plan or words with similar meaning or conditional verbs such as will, would, should or may. Acola Corp. wishes to caution readers not to place reliance on any forward-looking statements as these statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:
o acts or threats of war, terrorism and the effects of such acts or threats on the Company, its employees, debtors, customers and vendors as well as the local economy;
o the success or failure of management's efforts to implement their business strategy;
o        the ability to raise sufficient capital to meet operating requirements;
o        the ability to compete with major established companies;
o        the effect of changing economic conditions;
o the ability to operate with minimal cash, deficit working capital and no operations;
o the ability to resolve significant commitments and contingent liabilities;
o         the ability to develop profitable operations;
o         the ability to locate a merger partner and negotiate a reverse merger;
o        the ability to assimilate acquisitions in a profitable manner;
o        the ability to attract and retain quality employees; and
o        other risks, which may be described in future filings with the SEC.
         ACOLA CORP. does not undertake, and specifically disclaims any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except for Acola's ongoing obligation to disclose material information as required by the Federal Securities laws. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in this entirety by the applicable cautionary statements.










ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL
         OVERVIEW
ACOLA Corp, (OTCBB.ACAC), a Delaware corporation, was initially formed to attempt to distribute an anticancer drug in Mexico. The Company failed to raise enough capital to obtain the exclusive distribution rights to the drug. The Company now has no business. More importantly though, the Company has no cash, working capital or access to the debt and equity markets. Consequently, the Company is insolvent for all practical purposes and remains a reporting Company as a result of certain officers and shareholders of the Company providing sufficient funding to pay for a limited amount of the Company's expenses. There are no formal agreements or contracts requiring these individuals to continue this funding. The Company has retained an investment banker, Keating Investments, LLC, to use its best efforts to find an appropriate reverse merger partner for the Company.

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

After this change of control, new management negotiated compromises with various creditors,settled pending lawsuits, and Dr. Baxter purchased the Company's restricted stock in Ozelle Pharmaceuticals, Inc. for $60,000. Thus the Company has progressed from being deeply insolvent to its current condition with a small positive net worth.

PERSONNEL
         As of June 30, 2003, Acola had no employees.

ITEM 2.    DESCRIPTION OF PROPERTIES

         Acola Corp. owns no real property and currently has no office space under lease.

ITEM 3.    LEGAL PROCEEDINGS

In August 2000 the Company received a letter from an attorney advising that there is an Order, dated March 10, 1998, for Entry of Default Judgment in the District Court of Boulder, Colorado against Northern Lights Software, Ltd. (a Delaware corporation and a predecessor of the Company) in favor of two alleged former employees of Northern Lights Software, Ltd. (a New York corporation which was a subsidiary of Northern Lights Software (Delaware) Ltd.) in the total amount of $74,887. The judgment was apparently for alleged unpaid wages. The Company believes that the Colorado lawsuit was brought against the wrong corporation and that the default judgment was erroneously issued in violation of Colorado statutes, as interpreted by the Colorado Supreme Court. Based upon a review of the record in the case, management believes that it would be an error for any court to enforce the default judgment, and the Company plans to mount a vigorous defense against any effort to enforce the judgment against the Company.

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

	     FISCAL 2003                             HIGH            LOW
               -----------                             ----            ---
               First Quarter                         $  0.09         $ 0.03
               Second Quarter                        $  0.03         $ 0.005
               Third Quarter                         $  0.025        $ 0.008
               Fourth Quarter                        $  0.04         $ 0.01

               FISCAL 2002                             HIGH            LOW
               -----------                             ----            ---
               First Quarter                         $  1.00         $ 0.10
               Second Quarter                        $  7.50         $ 0.05
               Third Quarter                         $  0.24         $ 0.12
               Fourth Quarter                        $  0.24        $ 0.035


            As of August 27, 2003, the Company had 71 holders of its common stock of record.

            It is the Company's current policy not to pay cash dividends and to retain future earnings, if any, to support growth. Any payment of cash dividends in the future will be dependent upon the amount of funds available. Acola does not anticipate paying any cash dividends in the foreseeable future, because the Company has not earned any profits, nor does the Company have any working capital or cash with which to pay dividends. To date, the Company has not paid cash or other dividends on its common stock.

SALES OF UNREGISTERED SECURITIES

         During the year ended June 30, 2003, the Company issued no unregistered shares of its common stock.

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

            Acola accounted for the acquisition as a reverse acquisition of MegaChain under the purchase method of accounting. Consequently, the historical financial statements of Acola prior to the acquisition have become the financial statements of the Company, and the results of operations of MegaChain have been combined with Acola effective with the acquisition. As a result of the acquisition, the former equity holders of Acola owned approximately 99.9% of the voting stock of the Company, changed its name to Acola Corp. The acquisition did not require the approval of the stockholders of the Company and the name change was previously approved by the Company's stockholders.

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

            On October 9, 2001 an amended Form S-8 was filed by MegaChain.com, Ltd. registering 4,500,000 shares of the Company's common stock ($.0001 par value) valued at $270,000 pursuant to Consulting Agreements. Additionally, one of the Company's consultants purchased 1,150,000 shares of Acola common stock for $375,000. As an element of the acquisition financing, Skipper and Dillon pledged their shares to this consultant, the exercise of which contingency occurred in 2002 and resulted in a change of control in the Company.

            On November 26, 2001 the Company adopted Restated Bylaws and Restated Certificate of Incorporation of the Company. The Restated Certificate resulted in a change of the Certificate of Incorporation of the Company that (i)increased the par value of shares of common stock of the Company from $.0001 to $.001, (ii) increased the number of shares of common stock the Company is authorized to issue from 30,000,000 to 100,000,000, (iii) increased the par value of shares of preferred stock of the Company from $.0001 to $.001 and (iv)authorized the issuance of 5,000,000 shares of Class B common stock, par value $.001 per share. This allowed the holders of the Company's Class B preferred stock to automatically convert each one of their Class B preferred shares into 100 shares of common stock. The preferred stock was authorized because of the limitations on the number of issued and reserved shares of Acola common stock.

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

After this change of control, new management negotiated compromises with various creditors,settled pending lawsuits, and Dr. Baxter purchased the Company's restricted stock in Ozelle Pharmaceuticals, Inc. for $60,000. Thus the Company has progressed from being deeply insolvent to its current condition with a small positive net worth.

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




Going Concern Considerations

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations of approximately $3.6 million and at March 31, 2003 has minimal working capital and cash of only $5,020. These factors, among others, strongly suggest the Company will not remain in business or continue as a going concern, unless it can negotiate a merger. At this time, the Company does not have adequate cash, working capital or capacity to borrow or raise additional equity capital with which to remain in business.

The balance sheet does not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

Although prior management attempted to secure an exclusive distributorship in Mexico for Anvirzole(TM), it was unable to secure adequate capital to make necessary initial royalty payments, so the Company lost the distributorship. Therefore, the Company will probably need to negotiate a merger with a viable other business in order to continue in business.


FISCAL YEAR ENDED JUNE 30, 2003 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2002

Revenue:

The Company did not earn any revenue during the years ended June 30, 2003 and June 30, 2002.


Cost of Revenue:

There was no cost of revenue in fiscal 2003 and 2002.

Professional Fee Expenses: Professional fee expenses for the years ended June 30, 2003 and 2002 were $13,429 and $63,814 respectively, a decrease of $50,385. This decrease was due in part to the Company's lack of operations and activity during 2003.

Selling and Marketing Expenses: Selling and Marketing expenses for the year ended June 30, 2003 and 2002 were $0 and $16,156, respectively, a decrease of $16,156. This decrease was due primarily to the Company's elimination of sales and marketing activities in 2002.

Management Fee Expenses: Management fee expenses for the year ended June 30, 2003 were $0 and $14,351, a decrease of $14,351 from the year ended June 30, 2002. There has been no management fee agreement since early 2002.

General and Administrative Expenses: General and administrative expenses for the year ended June 30, 2003 and 2002 were $24,579 and $145,506, respectively, a decrease of $120,927 from the year ended June 30, 2002. The decrease was due primarily because the Company was not conducting any business in 2003.

Consulting fees relating to the reverse merger and acquisition and the expensing of prepaid software development costs due to the disposition of the assets amounted to $7,427 in fiscal 2002.

Other Income:

Other income for the year ended June 30, 2003 was $ 73,709, compared to an other loss of $175,368 in the year ended June 30, 2002. The other loss in the year ended June 30, 2002 included a gain of the exchange of the Company's software for accounts payable owed to a related party and a settlement with a former director of the Company relating to his indemnification agreement, as well as losses on a writeoff of computer equipment and a loss of market value of Ozelle Common Stock. The other income in the year ended June 30, 2003 was primarily the one-time profit on the sale of Ozelle Common Stock to a related party.

The Company has a judgment against it relating to former employees of a subsidiary of Northern Lights Software, Ltd., a Delaware corporation (a predecessor of the Company), who allege they are due salary payments. (See Litigation above.)


FORWARD LOOKING INFORMATION

          This report on Form 10-KSB includes "forward-looking statements" within the meaning of SECTION 27A of the Securities Act of 1933 and SECTION 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services,anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations,(ii)volatility of the stock market, particularly within the pharmaceutical sector,and the ability to use our capital stock as a currency for acquisitions, and (iii) general economic conditions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they may prove to be incorrect.

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

         The Audit Committee, consisting of Judge Baxter and Dr. Evans, is responsible for recommending to the Board of Directors the appointment of the independent accountants and reviews with the independent accountants and management, the scope and the results of the annual audit, the effectiveness of the accounting control system and other matters relating to the financial affairs of ACOLA CORP., as they deem appropriate. The independent accountants have full access to the Committee, with and without the presence of management,to discuss any appropriate matters.






































                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of ACOLA CORP.

            We have audited the accompanying consolidated balance sheets of ACOLA CORP. and Subsidiaries as of June 30, 2003 and 2002 and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for the years ended June 30, 2003 and 2002.
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the fiscal 2003 and 2002 consolidated financial Statements referred to above present fairly, in all material respects, the financial position of Acola Corp. and Subsidiaries at June 30, 2003 and 2002 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States.

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements and more fully discussed in Note 1 to the financial statements, the Company's recurring losses from operations, minimal working capital, and retained deficits raise substantial doubt about its ability to continue as a going concern. Because the Company does not have significant cash or other material liquid assets, nor an established source of revenues sufficient to cover its operating expenses, the Company will be required to obtain substantial additional financing or capital or dramatically reduce operating expenses in order to continue as a going concern. As of September 18, 2003, the date of this report, the Company's sources of of equity or debt financing are severely limited. The Company expects to continue to suffer losses and negative cash flows from operations. If the Company is unable to continue as a going concern and remain in business, assets now reflected on the accompanying consolidated balance sheet, would be severely impaired resulting in significant charge offs and declines in values coupled with an increase in contingent liabilities resulting from the Company's inability to timely and adequately service its debt and credit obligations as they become due.

/s/  HARPER & PEARSON COMPANY


Houston, Texas
September 18, 2003

















                           ACOLA CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 2003 and 2002

                                                   2003                  2002
                       ASSETS              ------------------     -------------
CURRENT ASSETS
   Cash and cash equivalents                    $    5,020          $     179
   Account receivable-related party                  8,000                  -
   Prepaid expenses                                  4,250                  -
                                               -----------        -----------
Total Current Assets                                17,270                179
Total Current Assets
Computer software- Net                                 274                  -
OZELLE PHARMACEUTICALS INC. COMMON STOCK                -                     1
INTANGIBLE ASSETS - Net                                 10                   10
                                                ----------          -----------
TOTAL ASSETS                                    $   17,554           $      190
                                                ==========          ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable and accrued expenses        $    5,503           $  138,467
   Notes Payable-Shareholder and Other                 -                 31,606
   Due Related Party                                   -                  5,613
   Note Payable-Related Party                          -                 46,107
                                                ----------           ----------
TOTAL CURRENT LIABILITIES                            5,503              221,793
                                                ----------           ----------
COMMITMENTS AND CONTINGENT LIABILITIES

             STOCKHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK; $.001 par value
   5,000,000 shares authorized;
   and no shares issued and outstanding               -                     -

COMMON STOCK CLASS A; $.001 par value;
 100,000,000 shares authorized; 39,755,050
   shares issued and outstanding as of
June 30, 2003 and 34,805,050 shares
   issued and outstanding as of June 30, 2002      39,755               34,805

COMMON STOCK CLASS B; Supervoting shares,
100 votes for each share, $.001 par
   value; 2,000,000 shares authorized;
 2,000,000 shares issued and
   outstanding as of June 30, 2003 and 2002          2,000                2,000

ADDITIONAL PAID-IN CAPITAL                       3,566,176            3,373,173

ACCUMULATED DEFICIT                             (3,595,880)          (3,631,581)
                                                -----------           ----------
TOTAL STOCKHOLDERS'EQUITY(DEFICIT)                  12,051             (221,603)
                                                ----------           - --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)                   $   17,554          $      190
                                                ===========          ===========
                             See accompanying notes.












                           ACOLA CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002



                                      ---------------------
                                         2003        2002
                                       -------     -------
EXPENSES
   Professional fees                 $   13,429  $  63,814
   Selling and marketing                    -       16,156
   Management fee                           -       14,351
   General and administrative expenses   24,579    145,506
                                       ---------   --------
                                         38,008    239,827
                                       ---------   --------

LOSS FROM OPERATIONS                    (38,008)  (239,827)

OTHER INCOME - Debt forgiveness           8,710    116,138
             - Settlement                 5,000     10,300
             - Gain on sale of assets    59,999        -
INTEREST INCOME                             -          492
LOSS ON WRITEOFF OF ASSETS                  -     (102,299)
LOSS IN MARKET VALUE OF SECURITIES          -     (199,999)
                                       ---------  ---------
Other Income or Loss                     73,709    (175,368)
                                         _______    ________
NET Income (LOSS)                    $   35,701  $(415,195)
                                      =========  ==========


BASIC AND DILUTED Income (LOSS)
PER SHARE OF COMMON STOCK            $     NIL   $   (0.02)
                                      ========== ==========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING            39,083,406  23,257,120
                                     ==========  ==========


                             See accompanying notes.































                                 ACOLA CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                           FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


                                                                           Accumulated
                      Class A  Class B Additional               Other
                      Common   Common  Paid-In   Accumulated Comprehensive
                       Stock    Stock   Capital     Deficit   Income(Loss)   Total
                                   ------  ------- ---------- ----------- -------------
---------
BALANCE AT
JUNE 30,2001           $31     $0     $3,227,770   $(3,219,051) $(9,235)   $(485)

MERGER WITH ACOLA
CORP. (NET
OF                   34,774   2,000    175,553       2,665      (2,665)   212,327
ACQUISITION PAYMENT)

RELEASE OF RELATED PARTY
DEBT FOR INTELLECTUAL
PROPERTY                   -         -      (30,150)         -     -     (30,150)

NET LOSS FOR THE
YEAR ENDED
JUNE 30, 2002            -        -         -      (415,195)        -    (415,195)


FOREIGN CURRENCY
TRANSLATION
ADJUSTMENT             -        -           -           -      11,900      11,900

TOTAL COMPREHENSIVE                                                         ---------
LOSS                                                                     (403,295)
                         ------  --------  ---------- -----------  --------- ---------
BALANCE AT
JUNE 30, 2002       34,805   2,000  3,373,173  (3,631,581)    -         (221,603)

NET INCOME FOR THE
YEAR ENDED
JUNE 30, 2003         -        -           -         35,701       -      35,701

ISSUANCE OF
4,950,000 shares
of COMMON STOCK
FOR SERVICES
PERFORMED	     4,950    -        26,050        -          -           31,000


Release of
Related party
Debt                  -      -       166,953             -       -        166,953

                     ------  --------  ---------- -----------  --------- ---------
BALANCE AT          $39,755  $2,000   $3,566,176 $(3,595,880) $    -    $  12,051
JUNE 30, 2003       ======= ========  ========== ============ ========= ==========


                             See accompanying notes










                           ACOLA CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

                                                       --------------------------
                                                           2003             2002
                                                      ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                   $  35,701       $(415,195)
   Adjustments to reconcile net income (loss) to
     net cash used in operating activities
   Depreciation and amortization                              23              -
   Debt forgiveness income not providing cash               -           (116,138)
   Loss on writeoff of assets not requiring cash            -            102,299
Changes in assets and liabilities:
     Receivables-related party                           (8,000)           3,857
     Prepaid expenses                                    (4,250)          21,000
     Accounts payable and accrued expenses             (132,964)         113,568
     Due to former Director                              (5,613)            -
     Note due to former Director                        (46,107)            -
                                                        ---------        ---------

   Net cash used in operating activities               (161,210)        (290,609)
                                                       ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in Website                                    -            (30,650)
   Investment in Ozelle Pharmaceuticals, Inc. Common Stock  -           (200,000)
   Loss of Market Value-Ozelle Common Stock                   1          199,999
   Investment in Trademark                                   -           (1,400)
   Investment in MegaChain.com Ltd. acquisition               -         (280,000)
   Investment in computer software                         (297)             -
                                                          ---------      ---------
   Net cash used by investment activities                  (296)         (312,051)
                                                          ---------      ---------

CASH FLOW FROM FINANCING ACTIVITIES
   MegaChain.com Ltd. Acquisition Adjustments                -          470,487
   Short term loans                                          -           83,326
   Issuance of Capital stock, Class A                       4,950         -
   Additional Paid In Capital                             193,003         -
   Note payable-shareholder and other                     (31,606)        -
                                                        ---------     ----------
   Net cash provided by financing activities              166,347        553,813
                                                        ---------        -------

FOREIGN CURENCY TRANSLATION ADJUSTMENT                      -             11,900
                                                         ---------      --------

NET INCREASE (DECREASE) IN CASH                            4,841         (36,947)

CASH - BEGINNING OF PERIOD                                   179          37,126
                                                      ---------      -----------

CASH - END OF PERIOD                                   $   5,020       $     179
                                                       =========       =========
SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES

   Issuance of Common Stock for Prepaid Services       $   4,250            -
   Accounts payable and accrued expenses
     extinguishments not requiring cash                $  180,662        $257,070
   Investment in Website acquired
      through Accounts Payable                              -           $  76,294

See accompanying notes








                         ACOLA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Acola Corp. (the "Company") and its wholly owned subsidiaries. All material intercompany balances and intercompany transactions have been eliminated.

Going Concern Considerations

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations of approximately $3.6 million and at June 30, 2003 has minimal working capital and cash of only $5,020. These factors, among others, strongly suggest the Company will not remain in business or continue as a going concern, unless it can negotiate a merger. At this time, the Company does not have adequate cash, working capital or capacity to borrow or raise additional equity capital with which to remain in business.

The balance sheet does not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

Although prior management attempted to secure an exclusive distributorship in Mexico for Anvirzole(TM), it was unable to secure adequate capital to make necessary initial royalty payments, so the Company lost the distributorship. Therefore, the Company will probably need to negotiate a merger with a viable business in order to continue in business.

The Company is now seeking a reverse merger partner. (See Note 10
"Recent Events".)

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

Depreciation
The cost of computer software is depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight line and accelerated methods. Repair and maintenance costs are expensed as incurred.

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

Basic earnings (loss) per share include the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share include the weighted average number of shares outstanding and dilutive potential common shares, such as warrants. There are no options or warrants. Therefore basic and diluted earnings (loss) per share are the same at June 30, 2003 and 2002.

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

 After this change of control, new management negotiated compromises with various creditors,settled pending lawsuits, and Dr. Baxter purchased the Company's restricted stock in Ozelle Pharmaceuticals, Inc. for $60,000. Thus the Company has progressed from being deeply insolvent to its current condition with a small positive net worth.

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

The Company is seeking a reverse merger partner for the benefit of all of the Company's shareholders and has retained an investment banker to assist in this effort. See Note 10 "Recent Events". No specific merger or acquisition has been agreed and there can be no assurance that a transaction will be consummated.

NOTE 4 - INTANGIBLE ASSETS

The Company's only intangible asset is its trademark.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2003 amounted to $5,503, including $3,000 which was satisfied by the subsequent issuance of Common Stock to a consultant.

NOTE 6  STOCKHOLDERS EQUITY

Common Stock

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

            On November 26, 2001 the Company adopted Restated Bylaws and Restated Certificate of Incorporation of the Company. The Restated Certificate resulted in a change of the Certificate of Incorporation of the Company that (i)increased the par value of shares of common stock of the Company from $.0001 to $.001, (ii) increased the number of shares of common stock the Company is authorized to issue from 30,000,000 to 100,000,000,
(iii) increased the par value of shares of preferred stock of the Company from $.0001 to $.001 and (iv)authorized the issuance of 5,000,000 shares of Class B common stock, par value $.001 per share.

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

Stock Options and Warrants

As of June 30, 2003 and 2002, there were no outstanding options or warrants to buy the Company's Common Stock.

NOTE 7 - LEGAL PROCEEDINGS

In August 2000 the Company received a letter from an attorney advising that there is an Order, dated March 10, 1998, for Entry of Default Judgment in the District Court of Boulder, Colorado against Northern Lights Software, Ltd. (a Delaware corporation and a predecessor of the Company) in favor of two alleged former employees of Northern Lights Software, Ltd. (a New York corporation which was a subsidiary of Northern Lights Software (Delaware) Ltd.) in the total amount of $74,887. The judgment was apparently for alleged unpaid wages. The Company believes that the Colorado lawsuit was brought against the wrong corporation and that the default judgment was erroneously issued in violation of Colorado statutes, as interpreted by the Colorado Supreme Court. Based upon a review of the record in the case, management believes that it would be an error for any court to enforce the default judgment, and the Company plans to mount a vigorous defense against any effort to enforce the judgment against the Company.

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

Note 8  -  INCOME TAXES

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. The Company may be entitled to a net operating loss ("NOL") carryforward for income tax purposes. Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be utilized and due to the change in ownership rules relating to NOL carryforwards, the Company may not be able to take advantage of its NOL and tax credits for federal income tax purposes. Consequently, it may be determined at a future date that the net operating losses are not available to offset earnings of the Company and income taxes may be due. The Company has not provided for this possible contingency as management is of the opinion that net operating loss carryforwards are available to offset current income.

NOTE 9  -  CONTINGENCIES

In 1999, at the time of the disposition of Northern Lights Software Ltd. (New
York)(a subsidiary of a predecessor of the Company), there were unpaid payroll taxes including interest and penalties amounting to approximately $445,000 which were assumed by an entity controlled by a principal stockholder of the Company and the Company was indemnified against this obligation. Although the Company does not believe it is liable for this obligation, there can be no assurance that a claim could not be brought against the Company. If a claim is asserted, the Company intends to defend itself vigorously.

NOTE 10  -  RECENT EVENTS

In July 2003 the Company retained the investment banking firm of Keating Investments, LLC to assist the Company in identifying an appropriate reverse merger partner and negotiating a merger.

In September 2003 the Company issued 100,000 shares of its Class A Common Stock as compensation for legal services.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None
















                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth-certain information concerning the directors and executive officers of the Company as of June 30, 2003. Each director is appointed to serve in such capacity until the next annual meeting of stockholders and until his successor is appointed and qualified. Each officer serves at the pleasure of the board of directors.

         NAME              AGE     POSITION WITH THE COMPANY
         ----              ---     -------------------------

Donald E. Baxter, MD       60      Chairman and majority shareholder
James N. Baxter            61      Director, Chief Executive Officer,
                                   President and Chief Financial Officer
Hon. Jerry W. Baxter       53      Director
Richard A. Evans, MD       59      Director

DONALD E.BAXTER, CHAIRMAN

 Donald E. Baxter, MD has served as Chairman of the Board of Directors of the Company since October 16, 2002. Dr. Baxter, a world-renowned orthopedic surgeon and sports physician, has practiced medicine for more than 30 years. He earned his BS degree from Mercer University and his MD from the Medical College of Georgia.

JAMES N. BAXTER, DIRECTOR, CHIEF EXECUTIVE OFFICER, PRESIDENT, CHIEF FINANCIAL OFFICER

        James N. Baxter has served as Chief Executive Officer, President, Chief Financial Officer and as a Director of the Company since October 16, 2002. A former Managing Director in Merrill Lynch investment banking division and an institutional investment strategist at Salomon Brothers, Mr. Baxter earlier practiced law at Sullivan & Cromwell in New York. Mr. Baxter was admitted to the New York Bar in 1968, with a B.A. from Yale University and a J.D. from Harvard Law School.

HON. JERRY W. BAXTER, DIRECTOR

Hon. Jerry W. Baxter has served as a Director of the Company since October 16, 2002. Former Assistant District Attorney of Fulton County, Georgia, Judge Baxter is a Judge in the Superior Court of Fulton County, Georgia. He has been recognized for his effectiveness in facilitating litigation settlements.

RICHARD A. EVANS, MD, DIRECTOR

Richard A. Evans, MD has served as a Director of the Company since December 17, 2002. He is a cancer specialist, board certified surgeon and author.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own beneficially more than ten percent (10%) of any class of equity security to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). Based solely on the reports received by the Company and any written representations from reporting persons, the Company believes that the directors, executive officers, and greater than ten percent (10%) beneficial owners were current with applicable filings required during the fiscal year ended June 30, 2003.



ITEM 10.    EXECUTIVE COMPENSATION

         The following table summarizes the compensation we paid to our chairman and the chief executive officer, the most highly compensated executive officers who were serving as executive officers at the end of the last completed fiscal year.

                           SUMMARY COMPENSATION TABLE
LONG-TERM COMPENSATION
ANNUAL COMPENSATION                   ------------
-------------------                                     SECURITIES            ALL
NAME AND                                           OTHER ANNUAL UNDERLYING   OTHER
PRINCIPAL POSITION         YEAR   SALARY    BONUS  COMPENSATION OPTIONS  COMPENSATION
------------------         ----   ------    -----   ------------  ------- -----------
 Donald E.Baxter, MD        2003      -        -           -          -     $5,500
 Chairman                   2002      -        -           -          -         -

 James N. Baxter            2003      -        -           -          -     $7,500
 President and CEO          2002      -        -           -          -         -


INFORMATION CONCERNING STOCK OPTIONS

         The Company did not grant compensation in the form of stock options to the chief executive officer or the other executive officers listed within the Summary Compensation Table during fiscal years ended June 30 2003 and 2002. The Company has no outstanding stock options.


COMPENSATION OF DIRECTORS

         Directors are not paid cash compensation. They are paid in Common Stock for attendance at meetings of the Board of Directors and Committee meetings under the Company's Directors and Employees Stock Award Plan.


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY COMPENSATION PLANS

            The Company's only compensation plan under which equity securities of the Company are authorized for issuance is the Directors and Employees Stock Award Plan, which was not approved by the shareholders. There are no options or warrants. Out of a total of 5,194,950 shares authorized to be issued to Directors and employees, including consultants, 5,050,000 have been issued, and 144,950 shares remain authorized to be issued from time to time.

       The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 30, 2003 by (1) each person (group) to the knowledge of the Company that may be deemed to be beneficial owners of more than 5% of our outstanding common stock, (2) each current director, (3) each current named executive officer, and (4) all current directors and current named executive officers as a group. Except as otherwise noted, the address for each owner is in care of Acola Corp., 250 Riverside Drive, Suite 51, New York, NY 10025. Certain of the shares listed below are deemed to be owned beneficially by more than one stockholder under SEC rules.


















                                                               JUNE 30, 2003
                                SHARES BENEFICIALLY     OPTIONS    PERCENT OF
                                     OWNED (1)              (1)        CLASS
                                   ---------              ------       -----
DIRECTORS AND EXECUTIVE OFFICERS
   Donald E. Baxter   Class A       22,712,880                 -0      57.1%
                      Class B        1,400,000                 -0      70.0%
   James N. Baxter (2)Class A        9,657,020                 -0-     24.3%
                   (3)Class B          600,000                 -0-     30.0%
   Hon. Jerry W. Baxter Class        1,500,000                 -0-      3.8%
   Richard A. Evans, MD Class A        750,000                 -0-      1.9%.

   Directors and Executive Officers
   as a Group (4 persons) Class A    34,619,900                -0       87.1%
                          Class B     2,000,000                -0-     100.0%

(1) Includes shares of Common Stock such person has the right to acquire after June 30, 2003 by exercise of outstanding stock options or warrants. There are no stock options or warrants.
(2) Includes 855,702 shares owned by Mrs. Baxter, the spouse of Mr. Baxter, as to which Mr. Baxter disclaims beneficial ownership.
(3) Includes 60,000 shares owned by Mrs. Baxter, the spouse of Mr. Baxter, as to which Mr. Baxter disclaims beneficial ownership.


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

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On November 1, 2001 the Company rented office space from Vector Energy Corporation in exchange for $3,000 worth of computer equipment. Former Chairman and 5% Owner, Sam Skipper, was Chairman of the Board of Vector Energy Corporation at that time.

         Dr. Donald E. Baxter was employed pursuant to a one-year consulting agreement that commenced on August 22, 2001. The agreement provided for no base annual salary. Dr. Baxter was entitled to receive stock options for up to 500,000 shares of common stock subject to approval of the Company's Board of Directors or it Compensation Committee or an amount of shares of the Company's common stock equal to 2% of the issued and outstanding shares of Common Stock, whichever was greater on the exercise date. These shares were not issued.

 Dr. Baxter purchased the Company's restricted stock in Ozelle
Pharmaceuticals, Inc. for $60,000 in November 2002.
In January 2003 James N. Baxter, President of the Company accepted 100,000 shares of the Company's Common Stock as full settlement for legal work provided to the Company.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

       See "Index to Exhibits" below which lists the documents filed as exhibits herewith.

         (b)  Reports on Form 8-K:
                       None

ITEM 14.    CONTROLS AND PROCEDURES.

            The Chief Executive Officer and Chief Financial Officer has reviewed the disclosure controls and procedures relating to the Company within the 90 days preceding this report and concluded that such controls and procedures are effective to make known to us all material information about the financial and operational activities of the Company. There were no deficiencies identified in such controls or procedures and there have been no changes in such controls and procedures since our evaluation that could significantly affect their effectiveness.




                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               ACOLA CORP.


               By: /s/ James N. Baxter
                  ----------------------
                  James N. Baxter, President
                   September 29, 2003


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                               CAPACITY                  DATE
---------                               --------                  ----

/s/ James N. Baxter, Director, President,                 September 29, 2003
---------------------------
James N. Baxter            (Principal Executive Officer)
                           (Principal Financial Officer)

/s/ Donald E. Baxter, MD      Director                    September 29, 2003
---------------------------
Donald E. Baxter, MD

/s/ Jerry W. Baxter           Director                    September 29, 2003
---------------------------
Jerry W. Baxter


/s/ Richard A. Evans, MD      Director                    September 29, 2003
---------------------------
Richard A. Evans, MD

