Form 10QSB/A
period 2003-09-30
ACOLA CORP
filed 2003-11-21
CIK 934796

2:

                SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                ----------------

                             Form 10-QSB
                                 ---------------

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2003

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

                         	5503 Blossom Street
                          	Houston, Texas 77007
           (Address of principal executive offices including zip code)
                       -----------------------------------

               Registrant's telephone number, including area code:
                                 (713) 802-9911
                          ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
-                                                          ----  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2002.

                 Class                Outstanding at November 13, 2002
                 -----                ---------------------------------
    Common Stock, $0.0001 Par Value              41,855,050












ACOLA CORP. AND SUBSIDIARIES



                               Table of Contents


PAGE
Part I - Financial Information

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets -
        September 30, 2003 (unaudited) and June 30, 2003
        (audited)                                                    3

        Condensed Consolidated Statements of Operations (unaudited) -
        Three Months Ended September 30, 2003 and 2002               4

        Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited) - Three Months ended September
        30, 2003                                                     5

        Condensed Consolidated Statements of Cash Flows (unaudited) -
        Three Months Ended September 30, 2003 and 2002               6

        Notes to Condensed Consolidated Financial Statements
        (unaudited)                                                  7

Item 2. Management's Discussion and Analysis of Financial           11
Condition and Results of Operations

Item 3. Controls and Procedures                                     12

Part II. Other Information

         Item 1. Legal Proceedings                                  12

         Item 2. Changes in Securities                              13

         Item 3. Defaults upon Senior Securities                    14

         Item 4. Submission of Matters to a Vote of Security
                 Holders                                            14

         Item 5. Other Information                                  14

         Item 6. Exhibits and Reports                               14























ACOLA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
                       		      September 30, 2003    June 30, 2003
                                        (Unaudited)          (Audited)
				       ------------------    -------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                $   4,200        $   5,020
   Account receivable-related party		8,000	         8,000
   Prepaid expenses				4,250	         4,250
                                          -----------         -----------
   Total Current Assets                        16,450           17,270
Computer software-net			          274              274

INTANGIBLE ASSETS - Net                            10               10
                                              ----------      ---------
TOTAL ASSETS                                $  16,734      $   17,554
					      ==========       ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses    $  9,449          $ 5,503
                                          ----------        ----------

TOTAL LIABILITIES                              9,449            5,503
                                           -----------      ----------
COMMITMENTS AND CONTINGENT LIABILITIES

             STOCKHOLDERS' EQUITY

PREFERRED STOCK; $.001 par value,
   5,000,000 shares authorized;
   and no shares issued and outstanding         -                 -

COMMON STOCK CLASS A; $.001 par value;
   100,000,000 shares authorized;
   39,755,050 shares issued and
   outstanding 	   			        39,755         39,755

COMMON STOCK CLASS B; Supervoting shares,
100	votes for each share, $.001 par
   value; 2,000,000 shares authorized;
   2,000,000 shares issued and
   outstanding                 		         2,000 	          2,000

ADDITIONAL PAID-IN CAPITAL                   3,566,176        3,566,176

ACCUMULATED DEFICIT                         (3,600,646)      (3,595,880)
                                            -----------        ----------
TOTAL STOCKHOLDERS' EQUITY                       7,285           12,051
                                            -----------        ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                        $   16,734       $   17,554
                                            ===========      ===========

                           See accompanying notes.










                         ACOLA CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                            Three Months Ended
                                                September 30,
                                          ---------------------
                                               2003        2002
                                           -------      -------
EXPENSES
   Professional fees                      $    5,306    $    -
   General and administrative expenses                    1,699
                                           ---------   --------
                                               5,306      1,699
                                           ---------   --------

LOSS FROM OPERATIONS                          {5,306)    (1,699)

OTHER INCOME - Account forgiveness               540        -

                                           ---------  ---------

NET <LOSS>                                 $(4,766)  $   (1,699)
                                           =========  ==========


BASIC AND DILUTED <LOSS> INCOME
PER SHARE OF COMMON STOCK                $     NIL   $     NIL
                                         ========== ==========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                41,755,050   34,805,050
                                        ==========  ==========


                             See accompanying notes.

                           ACOLA CORP. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                         THREE MONTHS ENDED SEPTEMBER 30, 2003
                                   (Unaudited)

                 Class A     Class B  Additional  Accumulated
                 Common      Common   Paid-In
             	  Stock       Stock    Capital     Deficit       Total
                 ------      -------   ---------- ----------- ---------
BALANCE
AT JUNE
30,2003    	    $39,755     $2,000  $3,566,176 $(3,595,880) $ 12,051


NET LOSS FOR THE
THREE MONTHS ENDED
SEPTEMBER 30, 2003       -        -           -         (4,766)    (4,766)

	             ------   --------  ----------  -----------    ---------
BALANCE AT          $39,755    $2,000   $3,566,176  $(3,600,646)     $7,285
September 30, 2003   ======= ========  ==========  ============  =========

                             See accompanying notes



                     ACOLA CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                                   Three Months Ended
                                                   September 30,
                                                  ---------------------

                                                  2003         2002
                                                  --------- ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)  			             $  (4,766)     $ (1,699)
   Adjustments to reconcile net <loss> to
     net cash used in operating activities
   Miscellaneous receivables
     Accounts payable and accrued expenses        3,946       (8,833)
                                                 ---------  ---------

   Net cash used in operating activities           (820)     (10,532)

CASH FLOW FROM FINANCING ACTIVITIES
      Short term loans				   -           10,371
		 				  ---------  -----------
   Net cash provided by financing activities        -         10,371

                                              ---------    ---------

NET DECREASE IN CASH                               (820)        (161)

CASH - BEGINNING OF PERIOD                        5,020         179
                                              ---------     ---------

CASH - END OF PERIOD                          $   4,200        $ 18
=========                                      =========    =========

                             See accompanying notes.






























                    ACOLA CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

NOTE 1 - INTERIM PERIODS

The accompanying unaudited information has been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the rules and regulations adopted by the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes for the year ended June 30, 2003, included in the Form 10-KSB.

The results of operations for the three month periods ended
September 30, 2003 and 2002 are not necessarily indicative of operating results for the full year.




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

Depreciation
The cost of computer software is depreciated over its estimated useful life using the straight line and accelerated methods. Repair and maintenance costs are expensed as incurred.

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

Earnings (Loss) Per Share
The Company follows SFAS No. 128, "Earnings Per Share" (EPS), which establishes standards for computing and presenting EPS. Under this standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. There are no dilutive securities, therefore basic and diluted earnings (loss) per share are the same at September 30, 2003 and 2002.

..

NOTE 3 - ORGANIZATION CHANGES AND MANAGEMENT PLANS

The Company is seeking a reverse merger partner for the benefit of all of the Company's shareholders and has retained an investment banker to assist in this effort. . No specific merger or acquisition has been agreed and there can be no assurance that a transaction will be consummated.




NOTE 4 - LEGAL PROCEEDINGS

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

Note 5  -  INCOME TAXES

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. The Company may be entitled to a net operating loss ("NOL") carryforward for income tax purposes. Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be utilized and due to the change in ownership rules relating to NOL carryforwards, the Company may not be able to take advantage of its NOL and tax credits for federal income tax purposes. Consequently, it may be determined at a future date that the net operating loss carryforwards are not available to offset earnings of the Company and income taxes may be due. The Company has not provided for this possible contingency as management is of the opinion that net operating loss carryforwards are available to offset current income.
..

NOTE 6  -  RECENT EVENTS

In July 2003 the Company retained the investment banking firm of Keating Investments, LLC to assist the Company in identifying an appropriate reverse merger partner and negotiating a merger. Keating Investments is reviewing possible candidates.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The Company's accounting policies are integral to understanding the results reported. The Securities and Exchange Commission (SEC) recently issued guidance for the disclosure of "critical accounting policies".
The SEC defines "critical accounting policies" as those that are most important to the presentation of a company's financial condition and results of operations and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles as more fully discussed in its Form 10-KSB for the year ended June 30, 2003. Not all significant accounting policies require management to make difficult, subjective, or complex judgments. However, the policies noted below could be deemed to meet the SEC's definition of critical accounting policies.

Evaluation of the Company as a going concern-As reflected in the accompanying financial statements and more fully discuss in the Company's Form 10KSB at June 30, 2003, the Company has incurred recurring losses, has no operations and limited liquidity. These matters, among others, indicate strongly that the Company may not remain a going concern in the future. Because of this, management is required to evaluate routinely many business decisions that may impact the ongoing operations of the Company. Depending upon decisions made by management and the Company's board of directors, the Company may not remain a going concern in the future.
If the Company does not remain a going concern, it is likely that the Company's shareholders and creditors will not receive any return of their investment or payment for outstanding goods or services.

Commitments and contingencies-As reflected in the accompanying financial statements and more fully discussed in the Company's Form 10KSB, the Company is subject to the uncertainty of litigation. Although management of the Company does not believe that, should the matter go to trial, any amounts will be due by the Company; results from litigation are often unpredictable as to outcome. Moreover, due to the Company's limited liquidity and access to additional operating capital, it is possible that should the legal matters progress to trial, the Company may not have the required resources necessary to contest the matter at trial.

The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial
Statements appearing elsewhere in this report.

Quarter ended September 30, 2003

Revenue:
The Company did not earn any revenue during the three month periods ended September 30, 2003 and September 30, 2002.

Professional Fee Expenses:

Professional fee expenses for the quarters ended
September 30, 2003 and 2002 were $5,306 and $0 respectively, an increase of $5,306 from the quarter ended September 30, 2002. This increase was due to the Company's limited operations during both quarters and when professional services were conducted and recorded by the Company in its accounting records.


General and Administrative Expenses:

General and administrative expenses for the quarter ended
September 30, 2003 were $0, a decrease of $1,699 from the quarter ended September 30, 2002. The decrease is because the company is not engaged in any business activity at this time.

Description of Property:

As of November 13, 2003 the Company maintains its principal place of business at 5503 Blossom Street, Houston, Texas 77007. This business location is owned by one of the Company's shareholders and is provided to the Company without cost.
The Company does not own or maintain any additional properties.

New Accounting Standards

The Financial Accounting Standards Board has issued many new accounting standards that do not have an impact on the Company due to its relatively dormant condition. Should the Company emerge from its somewhat dormant condition to an operating entity, it is quite possible that decisions made by management and the Company's board of directors could result in the Company's adoption of new accounting standards which could have a negative impact on the Company's financial position, results of operations and cash flows. Because the Company is currently not operating, it is not possible to determine which new standards might apply and what impact, if any, the new standards might have.


ITEM 3.	Controls and Procedures

Evaluation of disclosure controls and procedures. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company's management within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

	  Not applicable

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         Not applicable


Item 6.  Exhibits and Reports

(a)	Exhibits:

Exhibit
Number			Description

1	Certification of Chief Executive Officer and Chief Financial
Officer pursuant to Rule 13a-14(a) of the Securities Act of 1934, as amended.

(b)	Reports on Form 8-K:

The Company has not filed any reports on Form 8-K during the three month period ended September 30, 2003.



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

                                      ACOLA CORP.


                                      By: /s/ James N. Baxter
                                      -------------------------

Date: November 14, 2003		James N. Baxter
					President


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                        CAPACITY                DATE
---------                        --------             -----------


/s/ James N. Baxter	  Director, President & CEO,   November 14, 2003
--------------------
James N. Baxter      (Principal Executive Officer &
                      Principal Financial Officer)


757:
758: