Form 10QSB
period 2003-12-31
ACOLA CORP
filed 2004-02-17
CIK 934796

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                ----------------
                             Form 10-QSB
                                 ---------------
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2003
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                         	5503 Blossom Street
                          	Houston, TX 77007
           (Address of principal executive offices including zip code)
                       -----------------------------------

               Registrant's telephone number, including area code:
                                 (713) 802-9911
                          ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
-                                                          ----  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 30, 2004.

                 Class             Outstanding at January 30, 2004
                 -----                -----------------------------
    Common Stock,Class A,
     $0.001 Par Value                   39,505,065

    Common Stock,Class B,
     $0.001 Par Value                    2,000,000



















                        ACOLA CORP. AND SUBSIDIARIES


                               Table of Contents


PAGE
Part I - Financial Information

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets -
        December 31, 2003 (unaudited) and June 30, 2003
        (audited)                                                   3

        Condensed Consolidated Statements of Operations
        (unaudited) -Three and Six Months Ended December 31,
        2003 and 2002                                               4

        Condensed Consolidated Statements of Changes in
        Stockholders' Equity (unaudited) - Six Months
        ended December 31, 2003                                     5

        Condensed Consolidated Statements of Cash Flows
        (unaudited) -Six Months Ended December 31, 2003 and
        2002                                                        6

        Notes to Condensed Consolidated Financial Statements
        (unaudited)                                                 7

Item 2. Management's Discussion and Analysis of Financial           9
Condition and Results of Operations

Item 3. Controls and Procedures                                    11

Part II. Other Information

         Item 1. Legal Proceedings                                 11

         Item 2. Changes in Securities                             12

         Item 3. Defaults upon Senior Securities                   12

         Item 4. Submission of Matters to a Vote of Security
                 Holders                                           12

         Item 5. Other Information                                 12

         Item 6. Exhibits and Reports                              12




















                 ACOLA CORP. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS

                                     December 31, 2003    June 30, 2003
                                          (Unaudited)          (Audited)
                                           ------------    -------------
             ASSETS
CURRENT ASSETS
   Cash and cash equivalents                 $     882	   $  5,020
   Account receivable - Related Party            6,000	      8,000
   Prepaid expenses                                -              4,250
                                            ----------       -----------
Total current assets                          $  6.882          $17,270

Computer software - Net         	           274              274
INTANGIBLE ASSETS - Net                             10     	     10
                                            ----------          -------
TOTAL ASSETS                                 $   7,166        $  17,554
                                            ==========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses     $   3,161         $  5,503

                                            ----------       ----------

TOTAL CURRENT LIABILITIES                        3,161            5,503
                                           -----------        ----------


STOCKHOLDERS' EQUITY
PREFERRED STOCK; $.001 par value,
   5,000,000 shares authorized;
   and no shares issued and outstanding       -                     -
COMMON STOCK CLASS A; $.001 par
    value; 100,000,000 shares authorized;
    39,505,065 and 39,755,050 shares issued
    and outstanding                              39,505          39,755
COMMON STOCK CLASS B; $.001
    par value; 2,000,000 shares authorized;
    2,000,000 shares issued and outstanding       2,000           2,000

ADDITIONAL PAID-IN CAPITAL                    3,569,426       3,566,176

ACCUMULATED DEFICIT                          (3,606,926)     (3,595,880)
                                             -----------     ----------
TOTAL STOCKHOLDERS' EQUITY
                        	                  4,005          12,051
                                           -----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                    $   7,166        $ 17,554
                                                 ======        =======

                             See accompanying notes.















		     ACOLA CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  		(Unaudited)

                           Three Months Ended    Six Months Ended
                              December 31,          December 31,
                      ----------------------------------------------
                              2003    2002         2003       2002
                          -------   -------     --------    --------
EXPENSES
   Professional fees        $1,941 $ 4,718        $7,247  $  4,718
   General and admin-
   istrative expenses        4,339  13,477         4,339    15,183
                         ---------   --------   --------  ---------
                             6,280  18,195        11,586    19,901
                        ---------   --------   ---------    ---------

LOSS FROM
OPERATIONS                (6,280)   (18,195)     (11,586)  (19,901)
                         --------   ---------    --------   ---------

OTHER INCOME -
Gain on sale of asset        -     59,999            -        59,999
Debt forgiveness             -      8,710            540       8,710
INTEREST INCOME              -         -            -           -
                        -------- ---------       ---------    --------
TOTAL OTHER INCOME           -      68,709           540      68,709
                        --------  ---------     --------     --------

NET INCOME (LOSS)       $ (6,280)  $ 50,514       (11,046)  $ 48,808
                         =======    ======         =======   ========


BASIC AND DILUTED LOSS
    PER SHARE OF
    COMMON STOCK         $  NIL     $  NIL        $  NIL     $  NIL
                         ======   ========         ======      ======

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

          Class A       39,438,398 34,805,050  39,421,732   34,805,050
          Class B        2,000,000  2,000,000   2,000,000    2,000,000
                        ==========    =======    ========   =========

                             See accompanying notes.






















 			    ACOLA CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                            IN STOCKHOLDERS' EQUITY
                      SIX MONTHS ENDED DECEMBER 31, 2003
                                (Unaudited)


               Class A   Class B   Additional              Accumulated
               Common    Common    Paid-In    Accumulated     Total
               Stock     Stock     Capital     Deficit
             	------ ------   ---------- -----------     --------
BALANCE
AT JUNE
30,2003     	$39,755   $2,000  $3,566,176  $(3,595,880)  $12,051

Issuance
of Common
Stock              100              2,900                    3,000

Reclassification
of Common Stock
to additional
paid in capital    (350)              350                      -

Net loss for
the six
months ended
December 31,
2003             	   -       -	    -    (11,046)     (11,046)


BALANCE AT
DECEMBER          ------  -------- ----------  -----------   ------
31,2002           $39,505 $2,000   $3,569,426 $(3,606,926)   $4,005
                  ======  ======    =========   =========    ======

                             See accompanying notes




































               ACOLA CORP. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Unaudited)

                                                  Six Months Ended
                                                    December 31,
                                              ---------------------
                                                 2003	 2002
                                            ---------     ---------
CASH FLOWS FROM OPERATING
ACTIVITIES
   Net income(loss)                           $(11,046)    $48,808
   Adjustments to reconcile net
     income(loss) to net cash
     used in operating activities
   Depreciation and amortization	                            7
   Accounts Receivable-related party		   2,000

   Short term loans                               -        (31,606)
   Changes in assets and liabilities:
     Miscellaneous receivables                    -        (18,005)
     Accounts payable and accrued
         expenses                                658      (108,992)
     Prepaid Director fees                     4,250           -
    Due to Former Director                       -          (5,614)
    Note due to Former Director                  -         (46,107)
                                            ---------     ---------
   Net cash used in operating activities      (4,138)     (161,509)
                                            ---------     ---------

CASH FLOWS FROM INVESTING
ACTIVITIES
   Purchase of computer hardware
       and software                               -            (297)
   Investment in Ozelle Pharmaceuticals,
   Inc. Common Stock   			     - 	             1
                                              ---------  -----------
   Net cash used by investment
   activities                                      -          (296)
                                              ---------   ----------

CASH FLOW FROM FINANCING
ACTIVITIES
   Additional Paid in Capital                     -        166,952
                                             ---------  -----------
   Net cash provided by financing
   activities                                     -        166,952
                                              ---------   ---------
NET INCREASE (DECREASE) IN CASH                 (4,138)      5,147

CASH - BEGINNING OF PERIOD                       5,020         179
                                                -----     ---------

CASH - END OF PERIOD                              $882      $5,326
                                              =========  =========
SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES

   Accounts payable and accrued expenses
   extinguishments not requiring cash            S3,000   $175,662

                             See accompanying notes.

                   ACOLA CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

NOTE 1 - INTERIM PERIODS

The accompanying unaudited information has been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the rules and regulations adopted by the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes for the year ended June 30, 2003, included in the Form 10-KSB. The results of operations for the three and six month periods ended December 31, 2003 are not necessarily indicative of operating results for the full year.


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

Depreciation
The cost of computer software is depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight line and accelerated methods. No depreciation has been recorded in the accompanying financial statements for the period ended December 31, 2003. Any adjustment to reflect depreciation expense would not be significant to the accompanying financial statements. Repair and maintenance costs are expensed as incurred.

Class A Common Stock
During the period ended December 31, 2003, the Company issued 100,000 shares of Class A common stock with a value of $3,000 to pay outstanding vendor invoices and reclassified 349,985 Class A common shares to additional paid in capital in order to reconcile Class A common shares as reflected on the accompanying balance sheets and statements of changes in stockholders' equity to the number of shares reflected on the records of the Company's transfer agent.

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

Basic earnings (loss) per share include the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share include the weighted average number of shares outstanding and dilutive potential common shares, such as warrants. There are no options or warrants. Therefore basic and diluted earnings (loss) per share are the same at December 31, 2003 and 2002.

Comprehensive Income
The Company follows SFAS No. 130, "Reporting Comprehensive Income", which is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

NOTE 3 - ORGANIZATION CHANGES AND MANAGEMENT PLANS The Company is seeking a reverse merger partner for the benefit of all of the Company's shareholders and has signed a Letter of Intent to effect a reverse merger. See Note 6 - Subsequent Events. There can be no assurance that a transaction will be consummated.

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

Note 5 - INCOME TAXES

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. The Company may be entitled to a net operating loss ("NOL") carryforward for income tax purposes. Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be utilized and due to the change in ownership rules relating to NOL carryforwards, the Company may not be able to take advantage of its NOL and tax credits for federal income tax purposes. Consequently, it may be determined at a future date that the net operating loss carryforwards are not available to offset earnings of the Company and income taxes may be due. The Company has not provided for this possible contingency as management is of the opinion that net operating loss carryforwards are available to offset current income. The accompanying financial statements do not reflect the utilization of any net operating loss carryforwards or tax benefits associated with the losses incurred by the Company because it is not expected at this time that any benefits will accrue to the Company.




NOTE 6 - SUBSEQUENT EVENTS

On January 18, 2004, the Company entered into a Letter of Intent ("LOI") with Teda Travel Incorporated ("Teda US") and its wholly-owned subsidiary, Teda Hotels Management Company Limited, a British Virgin Islands corporation (Teda BVI"), (collectively the "Company"), whereby Acola, Teda US and Teda BVI will enter into a transaction (the "Transaction"), probably a share exchange, which would result in the current shareholders of Teda US owning 95.5% of the total issued and outstanding shares of Acola, with the current shareholders of Acola retaining 4.5% of the common stock outstanding after the close of the transaction. Subsequent to the signing of the LOI the Company negotiated an increase in the shares to be issued to the current shareholders of the Company to 5% of the common stock outstanding after the closing of the Transaction. At the close of the Transaction, it is contemplated that all of the current directors and executive officers of Acola will resign in favor of new directors and executive officers to be elected by the Teda US Board of Directors. The Transaction is subject to the negotiation and execution of a definitive Transaction Agreement. The transaction is expected to close as soon as practicable after the execution of the Transaction Agreement.

Teda US and Teda BVI are members of the Teda Group of Tianjin, China. Teda Travel provides hotel and resort management services and invests in real estate development in China. The Teda Group owns interests in a number of companies and properties, including hotels, in China.

On January 18, 2004, in anticipation of the above discussed planned merger, the Board adopted and the stockholders holding a majority of the outstanding Common Stock approved a resolution to effect a one-for-forty (1:40) reverse stock split of both the Class B Common Stock and the Class A Common Stock of Acola (the "Reverse Split").

The Reverse Split is expected to become effective on or about March 8, 2004 (the "Effective Date"). The Reverse Split will take place on the Effective Date without any action on the part of the holders of all classes of Acola's common stock and without regard to current certificates representing shares of all classes of Acola common stock being physically surrendered for certificates representing the number of shares of all classes of Acola common stock each stockholder is entitled to receive as a result of the Reverse Split. New certificates of Acola common stock will not be issued.

The Board has unanimously adopted and the consenting stockholders have approved a resolution to effect a reclassification of the Class B Common Stock into the Common Stock (the "Reclassification"). The effect of this reclassification is to eliminate the special rights provided to holders of the Class B Common Stock and to have just one class of common stock. The Class B Common Stock is currently entitled to 100 votes per share on all matters to be voted on by Acola stockholders. The 2,000,000 shares of Class B Common Stock currently issued and outstanding, upon the Effective Date, will be reclassified to 2,000,000 shares of Class A Common Stock, which will be entitled to only one vote per share and which will also be subject to the Reverse Split. Thus, the 2,000,000 shares of Class B Common Stock currently issued and outstanding will ultimately become 50,000 shares of Acola Class A Common Stock.



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


The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles as more fully discussed in its Form 10-KSB for the year ended June 30, 2003. Not all significant accounting policies require management to make difficult, subjective, or complex judgments. However, the policies and matters noted below could be deemed to meet the SEC's definition of critical accounting policies and could have a negative impact on the Company's operations or financial position should management's assumptions and estimates be incorrect.

Evaluation of the Company as a going concern-As reflected in the accompanying financial statements and more fully discussed in the Company's Form 10KSB at June 30, 2003, the Company has incurred recurring losses, has no operations and limited liquidity. These matters, among others, indicate strongly that the Company may not remain a going concern in the future. Because of this, management is required to evaluate routinely many business decisions that may impact the ongoing operations of the Company. Depending upon decisions made by management and the Company's board of directors, the Company may not remain a going concern in the future. If the Company does not remain a going concern, it is likely that the Company's shareholders and creditors will not receive any return of their investment or payment for outstanding goods or services.

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

Net Operating Loss Carryforwards-Based upon management's current assessment of its net operating loss carryforwards, no benefits of these losses have been reflected in the Company's financial statements as management does not currently believe that any benefits will ever accrue to the Company.

The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements appearing elsewhere in this report.

Three and six months ended December 31, 2003 and 2002

Revenue:
The Company did not earn any revenue during the three and six month periods ended December 31, 2003 and December 31, 2002.

Professional Fee Expenses:

Professional fee expenses for the three and six months ended December 31, 2003 were $1,941 and $7,247, primarily to achieve compliance with SEC filing requirements, compared to the $4,718 for the three and six months ended December 31, 2002. The Company ceased business operations during 2002.

General and Administrative Expenses:

General and administrative expenses for the three and six months ended December 31, 2003 were $4,339, a decrease of $9,198 and $10,844, respectively, from the prior year periods. The decrease is because the Company's current activities are limited to a spartan program of keeping the Company in compliance and searching for attractive merger candidates.

Other Income:

Other income for the three and six months ended December 31, 2003 was $-0-and $540, respectively, a decrease of $68,709 from the quarter ended December 31, 2002 and a decrease of $68,169 from the six months ended December 31, 2002. The decrease was primarily because of the one-time profit on the sale of the Ozelle stock in the earlier periods. Only $540 of debt forgiveness income was recorded during the six months ended December 31, 2003.




Prepaid expenses:

Prepaid expenses of $4,250 relating to directors' fees were expensed during the three months ended December 31, 2003 because it is not expected to be of value to the Company after the pending merger. (See Note 6 - Subsequent Events.)


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



Item 2.  Changes in Securities

On January 18, 2004, the Board adopted and the stockholders holding a majority of the outstanding Common Stock approved a resolution to effect a one-for-forty (1:40) reverse stock split of both the Class B Common Stock and the Class A Common Stock of Acola (the "Reverse Split").

The Reverse Split is expected to become effective on or about March 1, 2004 (the "Effective Date"). The Reverse Split will take place on the Effective Date without any action on the part of the holders of all classes of Acola's common stock and without regard to current certificates representing shares of all classes of Acola common stock being physically surrendered for certificates representing the number of shares of all classes of Acola common stock each stockholder is entitled to receive as a result of the Reverse Split. New certificates of Acola common stock will not be issued.

The Board has unanimously adopted and the consenting stockholders have approved a resolution to effect a reclassification of the Class B Common Stock into the Common Stock (the "Reclassification"). The effect of this reclassification is to eliminate the special rights provided to holders of the Class B Common Stock and to have just one class of common stock. The Class B Common Stock is currently entitled to 100 votes per share on all matters to be voted on by Acola stockholders. The 2,000,000 shares of Class B Common Stock currently issued and outstanding, upon the Effective Date, will be reclassified to 2,000,000 shares of Class A Common Stock, which will be entitled to only one vote per share and which will also be subject to the Reverse Split. Thus, the 2,000,000 shares of Class B Common Stock currently issued and outstanding will ultimately become 50,000 shares of Acola Class A Common Stock.


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
Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

2       Certification of Chief Executive Officer and Chief Financial
Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

(b)	Reports on Form 8-K:

The Company has filed one report on Form 8-K since September 30, 2003: on January 28, 2003 (Letter of Intent for reverse merger).



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

                                      ACOLA CORP.


                                      By: /s/ James N. Baxter
                                      -------------------------

Date: February 17, 2003		James N. Baxter
					President


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                        CAPACITY                DATE
---------                        --------             -----------


/s/ James N. Baxter	  Director, President & CEO,   February 17, 2003
--------------------
James N. Baxter      (Principal Executive Officer &
                      Principal Financial Officer)








1

10