Form 10QSB
period 2004-03-31
TEDA TRAVEL GROUP INC
filed 2004-05-17
CIK 934796

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____ to ____

Commission file number 000-30264

TEDA TRAVEL GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	11-3177042
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Suite 2102, Chinachem Century Tower, 178 Gloucester Road, Wanchai, Hong Kong

(Address of principal executive offices)

Registrant’s Telephone Number, Including International Code and Area Code:

(011) (852) 2833-2186

(Former name, former address and former fiscal year, if changed since last report)

As of May 17, 2004, the Issuer had outstanding 20,760,923 shares of the Issuer’s common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

#

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

MARCH 31, 2004

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$12,190
Accounts receivable, net	195,832
Prepaid expenses and other current assets	49,477
Total Current Assets	257,499

PROPERTY AND EQUIPMENT – NET	11,899

INVESTMENT IN AFFILIATE	3,590,200

TOTAL ASSETS	$3,859,598

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$126,768
Due to related parties	3,258,360

TOTAL LIABILITIES	3,385,128

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	—
Common stock, $.001 par value, 100,000,000 shares authorized, 20,760,923 shares issued and outstanding	20,761
Additional paid-in capital	1,956,664
Accumulated deficit	(1,502,955)
Total Stockholders’ Equity	474,470

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,859,598

See accompanying notes to condensed consolidated financial statements.

TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003

REVENUE, NET	$109,283	$93,594

EXPENSES
Stock issued for services	1,977,325	—
Professional fees	84,185	21,837
Payroll	43,142	48,323
Management fees	7,692	8,181
Other selling, general and administrative	27,162	30,416
Total Expenses	2,139,506	108,757

LOSS FROM OPERATIONS	(2,030,223)	(15,163)

OTHER INCOME (EXPENSE)
Interest income	—	2,466
Equity loss of affiliate	(71,668)	(303,806)
Total Other Income (Expenses)	(71,668)	(301,340)

LOSS BEFORE TAXES	(2,101,891)	(316,503)

Income taxes	6,781	4,891

NET LOSS	$(2,108,672)	$(321,394)

Net loss per common share - basic and diluted	$(0.11)	$(0.02)

Weighted average number of common shares outstanding – basic and diluted	18,524,504	17,853,578

See accompanying notes to condensed consolidated financial statements.

TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,108,672)	$(321,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,165	894
Stock and warrants issued for consulting services	1,977,325	—
Loss in affiliate	71,668	303,806
Increase (decrease) in:
Accounts receivable	(107,323)	8,054
Prepaid expenses	10,906	(34,047)
Decrease (increase) in:
Accounts payable and accrued expenses	79,433	(23,909)
Net Cash Used In Operating Activities	(75,498)	(66,596)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(2,346)
Investment in affiliate	—	(1,192,308)
Due from directors	(5,028)	—
Due from stockholders	(5,363)	(1,391)
Net Cash Used In Investing Activities	(10,391)	(1,196,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note payable	—	1,192,308
Net Cash Provided By Financing Activities	—	1,192,308

DECREASE IN CASH AND CASH EQUIVALENTS	(85,889)	(70,333)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	98,079	323,283

CASH AND CASH EQUIVALENTS – END OF PERIOD	$12,190	$252,950

See accompanying notes to condensed consolidated financial statements.

TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2004

(UNAUDITED)

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 8-K/A.

NOTE 2

REVERSE MERGER

On March 12, 2004, Acola Corp. consummated an agreement with Teda Travel, Inc. a Florida corporation, pursuant to which Teda Travel, Inc. exchanged 100% of the then issued and outstanding shares of common stock of Teda Hotels Management Company, Limited for 17,853,578 shares or approximately 86% of the common stock of Acola Corp. As a result of the agreement, the transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer (Teda Hotels Management Company, Limited) and as a reorganization by the accounting acquiree (Acola Corp.). Subsequent to the merger, Acola Corp. changed its name to Teda Travel Group, Inc.

Accordingly, the financial statements include the following:

(1)

The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(2)

The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

NOTE 3

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of Teda Travel Group, Inc. and its wholly owned subsidiaries Teda Hotels Management Company Limited and Teda Hotels Management Limited hereafter referred to as (the “Company”). All significant inter-company transactions and balances have been eliminated in consolidation.

TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2004

(UNAUDITED)

NOTE 4

INVESTMENT IN AFFILIATE

On January 6, 2002, the Company acquired a 35% interest in a real estate joint venture located in China. The joint venture was formed to develop and manage a mixed-use complex of apartments, restaurants, a hotel and a private clubhouse. The joint venture was formed with a maximum life of 50 years. The joint venture partner is also a 17% stockholder of the Company.

A summary of the unaudited condensed consolidated financial statements of the affiliate as of March 31, 2004 is as follows:

Current assets	$14,257,178
Non-current assets	33,685,654

Total Assets	47,942,832

Current liabilities	31,400,850
Non-current liabilities	4,837,930
Stockholders’ equity	11,704,052

Total Liabilities and Stockholders’ Equity	47,942,832

Revenues	$3,407,749

Gross Profit	816,363

Net Income	36,588

The Company’s share of the loss for 2004 after accounting for differences between Hong Kong GAAP and U.S. GAAP are as follows:

Company shares at 35%	$12,806
Less: U.S. GAAP adjustment for depreciation	84,474

Equity in loss of affiliate	$(71,668)

NOTE 5

RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2004 and 2003, the Company received management revenue of $94,106 and $64,367, respectively from two properties it manages that are owned by a shareholder.

TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2004

(UNAUDITED)

During the three months ended March 31, 2004 and 2003, the Company paid $7,692 to two directors for consulting and professional services.

During the three months ended March 31, 2004, the Company paid $8,181 to a director and stockholder for office space.

NOTE 6

DUE TO RELATED PARTIES

The Company’s affiliate, Teda Travel, Inc. which owns approximately 86% of our common stock has advanced the Company $3,258,360. The amounts are unsecured, non-interest bearing and due on demand.

NOTE 7

EQUITY

(A) Common Stock Issued for Services

During 2004, the Company issued 1,861,337 shares of Common stock for services to consultants having a fair value of $1,879,950.

(B) Common Stock Warrants

During 2004, the Company issued 200,000 common stock warrants at an exercise price of $2.00 to a consultant for services. The warrants expire in 2009. Using the Black-Scholes model, the warrants were valued at $97,375 under the following assumptions; no annual dividend, volatility of 252%, risk-free interest rate of return of .979% and a term of one year.

(C) Stock Issued in Reverse Merger

On March 12, 2004, the Company issued 1,046,008 shares of common stock to the former stockholders of Acola Corp (See Note 2).

TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2004

(UNAUDITED)

NOTE 8

BUSINESS SEGMENTS

The Company has two operating segments. Each segment operates exclusively in Asia. The Company's Property Management segment provides management services to hotels and resorts in Asia. The Real Estate Investment segment invests in real estate development projects. The accounting policies of the segments are the same as described in the summary of significant accounting policies. There are no inter-segment sales.

	Property Management	Real Estate Investments	Total
2004

Revenue	$109,283	$—	$109,283

Loss from operations	(2,037,004)	(71,668)	(2,108,672)

Depreciation	1,165	—	1,165

Assets	269,398	3,590,200	3,859,598

Capital Expenditures	—	—	—

	Property Management	Real Estate Investments	Total
2003

Revenue	$93,594	$—	$93,594

Loss from operations	(15,163)	(303,806)	(321,394)

Depreciation	894	—	894

Assets	469,904	3,306,654	3,776,558

Capital Expenditures	2,346	—	2,346

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Cautionary Statements

The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto included in Part I, Item 1 of this Report. All amounts are expressed in U.S. dollars.

The following discussion regarding the Company and its business and operations contains “forward-looking statements” within the meaning of Private Securities Litigation Reform Act 1995. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward looking statements.

Overview

The Company is a Delaware corporation incorporated on September 10, 1993. It has since failed in various ventures and was led by numerous different management teams. The most recent operation was known as Acola Corp. (“Acola”), which came into being on October 12, 2001. Acola was formed to attempt to distribute an anti-cancer drug in Mexico, where it failed to secure enough capital to obtain the exclusive distribution rights to the drug and has no business since 2002.

On March 10, 2004, Teda Travel Incorporated, a Florida Corporation (“Teda Florida”), entered into a Share Exchange Agreement (“Exchange Agreement”) with its wholly owned subsidiary, Teda Hotels Management Company Limited, a British Virgin Islands Corporation (“Teda BVI”) and Acola. The Exchange Agreement set forth certain terms and conditions of the exchange by which the entire issued share capital of Teda BVI is transferred to that of Acola in exchange for approximately 86% of the issued share capital of Acola. The closing of the Transaction occurred on March 12, 2004. On the closing date, pursuant to the Exchange Agreement, all of Acola’s existing officers and directors, except Mr. James N. Baxter, resigned and all the directors of Teda Florida were elected on the Board of Acola. Mr. James N. Baxter resigned on March 30, 2004. In order to better reflect the new operations of the Company, the Company amended its certificate of incorporation to change its name to that of Teda Travel Group, Inc. on April 20, 2004.

Prior to the share exchange, the Company had no material operations. The merger was accounted for as a recapitalization of Teda BVI, as the shareholders of Teda BVI acquired capital stock of the Company in a reverse acquisition. Accordingly, the assets and liabilities of Teda BVI were recorded at historical cost, and the shares of common stock issued by the Company were reflected in the consolidated financial statements with retroactive effect, as if the Company had been the parent company from inception. The Company’s former year-end date was June 30 and currently assumes the year-end date of the acquirer of December 31.

The Company primarily earns its revenues through the provision of management services, including training and consulting services, to hotels and resorts in the People’s Republic of China through its two wholly-owned operating subsidiaries, Teda BVI, and Teda Hotels Management Limited, a Hong Kong corporation.

The Company is also an investor in real estate development projects in Asia. In January 2002, the Company acquired a 35% interest in a real estate joint venture by the name of Tianjin Yide Real Estate Company Limited. The Company’s co-venturer is a real estate developer by the name of Tianjin Teda International Hotels Development Company Limited, a corporation owned by the Tianjin provincial government and formed under the laws of the People’s Republic of China. Through the real estate joint venture, the Company owns a multi-use complex featuring apartment units for sale, as well as a hotel and clubhouse. For more information about the Company’s real estate joint venture, please see Item 2, “Properties,” in the Teda Travel Inc.’s Annual Report on Form 10-KSB, as filed with the United States Securities and Exchange Commission on April 14, 2004.

Revenues are derived from the Company’s provision of management services to hotels and resorts which include management fees and incentive fees from the properties that it manages, pursuant to the terms and conditions of its management contracts. Each of the hotels and resorts is managed under a ten-year management contract, commencing from September 2000. As of March 31, 2004, the Company has three management contracts, encompassing an aggregate of 526 rooms located in three hotel and resort properties. All three of the hotel and resort properties are located within the People’s Republic of China, of which two are in Tianjin, and one is in Shenzhen.

Under its management contracts with each of the three hotel and resort properties, the Company is responsible for the supervision and day-to-day operations of the property in exchange for a basic management fee based on gross revenues. In addition, the Company may also earn an incentive fee based upon net operating profits of the property managed.

 Management of the Company plans to grow by acquiring peer hotel management companies and may diversify the Company’s business through acquiring new properties and entering new travel business sectors such as online reservation services and travel agencies.

For more information relating to the Company’s business, please see the section entitled “Business” in the Teda Travel Inc.’s Annual Report on Form 10-KSB as filed with the United States Securities and Exchange Commission on April 14, 2004.

Consolidated Results of Operations

For the quarterly periods ended March 31, 2004 and March 31, 2003

Revenues. Revenues for the period ended March 31, 2004 were $109,283 as compared to revenues of $93,594 for the same period last year, an increase of $15,689, or 17%. We had growth in the current quarter, with one of the hotels, Teda International Club, recording a 69% increase in revenue when compared to that of last year, which was partially offset by the effect of one of our hotels in Xian has ceased operations since April 2003. The last quarter was affected by the outbreak of SARS in the region. Beginning in late December 2002, the SARS epidemic spread rapidly to many major cities in China but was substantially under control since July 2003. This resulted in a significant drop in occupancy of hotels managed by the Company leading to a decline in revenues in 2003.

During the period ended March 31, 2004 and 2003, the Company received $94,106 and $64,367, which amounts accounted for 86% and 69%, respectively, of the Company’s revenues and which amounts derived from two properties managed by the Company that are owned by the Company’s real estate joint venture partner.

Management Fees (Rentals). Management fees for the period ended March 31, 2004 were $7,692 as compared to $8,181 for the period ended March 31, 2003, a decrease of $489 or 6%. The decrease was attributed to reduced rental incurred for the Company’s new principal office in Hong Kong.

Other Selling, G&A expenses. Other selling, G&A expenses for the period ended March 31, 2004 were $111,347 as compared to $52,253 for the period ended March 31, 2003, an increase of $59,094 or 113%. The significant increases in Other Selling, G&A is due to the counsel cost incurred on due diligence, share exchange agreement drafting and the associated cost in instituting the Share Exchange transaction that closed on March 12, 2004, in addition to the other costs incurred for implementing procedures to satisfy regulations within the Sarbanes-Oxley Act, the Company expects the legal costs to reduce significantly hereafter.

Stock issued for services. The Company recorded stock compensation expenses of $1,977,325, being fair value of restricted common shares and warrants issued to consultants relating to the share exchange transaction which closed on March 12, 2004. We do not expect reoccurence of such cost in the coming quarter or year.

Loss from Operations. The Company incurred a loss from operations of $2,030,223 for the period ended March 31, 2004 as compared to a loss of $15,163. The loss from Operations reflected an increase in expenses as outlined above, mostly that of the stock issued for services and not sufficiently covered by the increase in revenue.

Equity loss in associate. The Company recorded an equity loss in affiliate of ($71,668) for the period ended March 31, 2004 as compared to ($303,806) for the period ended March 31, 2003. The reduced equity loss was due to better sales of apartments in the current quarter, than the corresponding quarter last year and better sales and occupancy of the hotel and clubhouse in the real estate joint venture in the current quarter as compared with the corresponding quarter last year. Sales of apartments and occupancy rates were effected by the outbreak of the SARS epidemic.

Income tax. The Company derives its hotel management income in the People’s Republic of China and is subject to withholding income tax in the People’s Republic of China depending upon the province in which a particular hotel is located. Income tax expenses the Company charged to the consolidated income statement for period ended March 31, 2004 were $6,781 as compared to $4,891 for the period ended March 31, 2003, an increase of $1,890 or 38.6%.

Net Loss. The Company recorded a net loss of ($2,108,672) as compared to a net loss of ($321,394) for the same period last year. The significant increase is mainly due to the non-recurring $1,977,325 expense derived from the stock issued for services described above.

Consolidated Financial Condition

Liquidity and Capital Resources – March 31, 2004

Operating. For the period ended March 31, 2004, the Group’s operations utilized cash resources of $75,498, as compared to utilizing cash of $66,596 for the period ended March 31, 2003, an increase of $8,902 or 13%. This is mainly attributable to increase in professional fees paid from the share exchange transaction described above, partially offset by collections of accounts receivable during the quarter.

Investing and financing. For the period ended March 31, 2004, the Group’s investing activities utilized cash resources of $10,391, as compared to utilizing cash of $1,196,045 for the period ended March 31, 2003, a decrease of $1,185,654 or 99%. This is attributable to the investment in the associate which was paid up during last year.

Based on past performance and current expectations, we believe that our cash and cash equivalents, and cash generated from operations will satisfy our working capital needs, and other liquidity requirements associated with our existing operations through at least the next 12 months. There are no transactions, arrangements, and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital.

Item 3. Controls and Procedures.

Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting during our first quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In August 2000, the Company received a letter from an attorney advising that there is an Order for Entry of Default Judgment in the District Court of Boulder, Colorado against a predecessor of the Company in favor of two alleged former employees of Northern Lights Software, Ltd. (a subsidiary of the Company) dated March 10, 1998 in the total amount of $74,887. The judgment was apparently for alleged unpaid wages. Pursuant to an Agreement and Plan of Reorganization dated February 15, 1999, a former director of the Company had personally warranted that there were no undisclosed liabilities in the Company and had indemnified the Company against such claims. He stated that he believed that claimants were actually employees of Northern Lights Software (New York) Ltd., a subsidiary of Northern Lights Software, Ltd. (Delaware), a predecessor of the Company. The Company’s predecessor accepted $10,300 from the former director in exchange for releasing his indemnification of the Company. The Company believes that the Colorado lawsuit was brought against the wrong corporation and that the default judgment was erroneously issued in violation of Colorado statutes, as interpreted by the Colorado Supreme Court. Based upon a review of the record in the case, management believes that it would be an error for any court to enforce the default judgment, and the Company plans to mount a vigorous defense against any effort to enforce the judgment against the Company.

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

Item 2. Changes in Securities

The Company effected a 1 for 40 reverse stock split immediately prior to the closing of the Share Exchange Transaction on March 12, 2004 and converted and eliminated the Class B common stock.

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

A majority of our security holders consented to the amendment of our certificate of incorporation to effect a 1 for 40 reverse stock split and a conversion of the Class B Common Stock as set forth in the Definitive Information Statement on Schedule 14C filed with the Commission on February 17, 2004.

A majority of our security holders consented to the amendment of our certificate of incorporation to effect a name change and to make various other changes to our certificate of Incorporation as set forth in the Definitive Information Statement on Schedule 14C filed with the Commission on March 26, 2004.

Item 6. Exhibits.

(a)

Exhibit Index

Exhibit No.

Description

2.1

Share Exchange Agreement (1)

3.1

Amended and Restated Certificate of Incorporation (2)

3.2

Bylaws (3)

23.1

Consent of Independent Auditors

31.1

Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Executive Officer

31.2

Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Financial Officer

32.1

Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Executive Officer

32.2

Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Financial Officer

——————

*    Filed herewith.

(1)

Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on March 19, 2004.

(2)

Incorporated by reference to the Registrant's Information Statement on Schedule 14C filed with the Commission on March 26, 2004.

(3)

Incorporated by reference to the Registrant's Registration Statement on Form 10-SB/A filed with the Commission on April 10, 2000.

(b)

Report on Form 8-K

On January 28, 2004, the Company filed a Current Report on Form 8-K disclosing entering into a letter of intent with Teda Travel Incorporated.

On March 19, 2004, the Company filed a Current Report on Form 8-K that discloses the change in control of the Registrant that was effective since March 12, 2004.

On May 4, 2004, the Company filed a Current Report on Form 8-K regarding dismissal of Harper & Pearson as its auditors and appointing Webb & Company as its new accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEDA TRAVEL GROUP INCORPORATED

Date: May 17, 2004	By:	/s/ GODFREY CHIN TONG HUI
Godfrey Hui Chin Tong, Chief Executive Officer

Date: May 17, 2004	By:	/s/ HON MING WONG
Hon Ming Wong, Chief Financial Officer