Form 10QSB
period 2004-06-30
TEDA TRAVEL GROUP INC
filed 2004-08-16
CIK 934796

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____ to ____

Commission file number 000-30264

TEDA TRAVEL GROUP , INC.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(g) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

As of August 13, 2004, the Issuer had outstanding 21,395,923 shares of the Issuer’s common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One):  Yes ☐  No ☒

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

TEDA TRAVEL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

JUNE 30, 2004

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$5,716
Accounts receivable, net	172,119
Prepaid expenses and other current assets	39,369
Total Current Assets	217,204

PROPERTY AND EQUIPMENT – NET	50,425

INVESTMENT IN AFFILIATE	3,360,452

TOTAL ASSETS	$3,628,081

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$123,976
Due to related parties	3,258,360

TOTAL LIABILITIES	3,382,336

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	—
Common stock, $.001 par value, 100,000,000 shares authorized, 21,395,923 shares issued and outstanding	21,396
Additional paid-in capital	3,861,029
Deferred stock compensation	(1,096,604)
Accumulated deficit	(2,540,076)
Total Stockholders’ Equity	245,745

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,628,081

See accompanying notes to condensed consolidated financial statements.

TEDA TRAVEL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2003	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003

REVENUE, NET	$136,046	$50,635	$245,329	$144,229

EXPENSES
Stock issued for services	808,396	—	2,785,721	—
Professional fees	38,678	48,813	122,863	70,651
Payroll	44,600	47,574	87,742	95,897
Management fees	7,693	7,692	15,385	15,385
Other selling, general and administrative	35,552	67,610	62,714	96,163
Total Expenses	934,919	171,689	3,074,425	278,096

LOSS FROM OPERATIONS	(798,873)	(121,054)	(2,829,096)	(133,867)

OTHER INCOME (EXPENSE)
Interest income	36	15	36	130
Equity loss of affiliate	(229,748)	(253,977)	(301,416)	(557,783)
Total Other Income (Expenses)	(229,712)	(253,962)	(301,380)	(557,653)

LOSS BEFORE TAXES	(1,028,585)	(375,016)	(3,130,476)	(691,520)

Income taxes	8,536	3,017	15,317	7,908

NET LOSS	$(1,037,121)	$(378,033)	$(3,145,793)	$(699,428)

Net loss per common share – basic and diluted	$(.05)	$(.02)	$(.16)	$(.04)

Weighted average number of common shares outstanding – basic and diluted	20,955,813	17,853,578	19,740,158	17,853,578

See accompanying notes to condensed consolidated financial statements.

TEDA TRAVEL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,145,793)	$(699,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,275	2,210
Stock and warrants issued for consulting services	2,785,721	—
Loss in affiliate	301,416	557,783
Increase (decrease) in:
Accounts receivable	(83,610)	(18,107)
Prepaid expenses	32,716	(27,505)
Decrease (increase) in:
Accounts payable and accrued expenses	55,653	(27,474)
Net Cash Used In Operating Activities	(47,622)	(212,521)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(43,636)	(7,417)
Due from directors	(16,730)	—
Due from stockholders	15,625	(605)
Net Cash Used In Investing Activities	(44,741)	(8,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note payable	—	1,192,308
Decrease in due to affiliate	—	(1,192,308)
Net Cash Provided By Financing Activities	—	—

DECREASE IN CASH	(92,363)	(220,543)

CASH – BEGINNING OF PERIOD	98,079	323,283

CASH – END OF PERIOD	$5,716	102,740

See accompanying notes to condensed consolidated financial statements.

TEDA TRAVEL GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2004

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

NOTE 2

REVERSE MERGER

On March 10, 2004, Acola Corp. consummated an agreement with Teda Travel, Inc. a Florida corporation, pursuant to which Teda Travel, Inc. exchanged 100% of the then issued and outstanding shares of common stock of Teda Hotels Management Company, Limited for 17,853,578 shares or approximately 86% of the common stock of Acola Corp. As a result of the agreement, the transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer (Teda Hotels Management Company, Limited) and as a reorganization by the accounting acquiree (Acola Corp.). Subsequent to the merger, Acola Corp. changed its name to Teda Travel Group, Inc.

Accordingly, the financial statements include the following:

(1)

The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(2)

The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

NOTE 3

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of Teda Travel Group, Inc. and its wholly owned subsidiary Teda Hotels Management Company Limited hereafter referred to as (the “Company”). All significant inter-company transactions and balances have been eliminated in consolidation.

TEDA TRAVEL GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2004

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

A summary of the unaudited condensed consolidated financial statements of the affiliate as of June 30, 2004 s as follows:

Current assets	$15,573,083
Non-current assets	33,829,604

Total Assets	49,402,687

Current liabilities	32,897,293
Non-current liabilities	4,837,930
Stockholders’ equity	11,667,464

Total Liabilities and Stockholders’ Equity	49,402,687

Revenues	$5,114,693

Gross Profit	1,264,286

Net Loss	(378,481)

The Company’s share of the loss for 2004 after accounting for differences between Hong Kong GAAP and U.S. GAAP are as follows:

Company shares at 35%	$(132,468)
Less: U.S. GAAP adjustment for depreciation	168,948

Equity in loss of affiliate	$(301,416)

NOTE 5

RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2004 and 2003, the Company received management revenue of $213,012 and $105,878, respectively from two properties it manages that are owned by a shareholder.

TEDA TRAVEL GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2004

(UNAUDITED)

During the six months ended June 30, 2004 and 2003, the Company paid $15,385 to a director for consulting and professional services.

During the six months ended June 30, 2004, the Company paid $60,550 to a director and stockholder for office space.

NOTE 6

DUE TO RELATED PARTIES

The Company’s affiliate, Teda Travel, Inc. which owns approximately 86% of our common stock has advanced the Company $3,258,360. The amounts are unsecured, non-interest bearing and due on demand.

NOTE 7

EQUITY

(A) Common Stock Issued for Services

During 2004, the Company issued 1,861,337 shares of common stock to consultants for services having a fair value of $1,879,950.

During 2004, the Company issued 20,000 shares of common stock for legal services having a fair value of $60,000.

During 2004, the Company issued 115,000 shares of common stock to consultants for services having a fair value of $345,000. The fair value will be amortized over twelve months, the life of the agreement. The Company recognized consulting expense of $43,125 and recorded deferred stock compensation of $301,875 as of June 30, 2004.

During 2004, the Company issued 30,000 shares of common stock to consultants for services having a fair value of $90,000. The fair value will be amortized over twelve months, the life of the agreement. The Company recognized consulting expense of $11,250 and recorded deferred stock compensation of $78,750 as of June 30, 2004.

During 2004, the Company issued 40,000 shares of common stock to consultants for services having a fair value of $120,000. The fair value will be amortized over three months, the life of the agreement. The Company recognized consulting expense of $20,000 and recorded deferred stock compensation of $100,000 as of June 30, 2004.

During 2004, the Company issued 180,000 shares of common stock to consultants for services having a fair value of $540,000. The fair value will be amortized over twelve months, the life of the agreement. The Company recognized consulting expense of $67,500 and recorded deferred stock compensation of $472,500 as of June 30, 2004.

TEDA TRAVEL GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2004

(UNAUDITED)

During 2004, the Company issued 50,000 shares of common stock to consultants for services having a fair value of $150,000. The fair value will be amortized over twenty-three months, the life of the agreement. The Company recognized consulting expense of $6,521 and recorded deferred stock compensation of $143,479 as of June 30, 2004.

During 2004, the Company issued 200,000 shares of common stock having a fair value of $600,000 to an individual as a bonus for becoming CEO of a subsidiary.

(B) Common Stock Warrants

During 2004, the Company issued 200,000 common stock warrants at an exercise price of $2.00 to a consultant for services. The warrants expire in 2009. Using the Black-Scholes model, the warrants were valued at $97,375 under the following assumptions; no annual dividend, volatility of 252%, risk-free interest rate of return of .979% and a term of one year.

(C) Stock Issued in Reverse Merger

On March 10, 2004, the Company issued 1,046,008 shares of common stock to the former stockholders of Acola Corp (See Note 2).

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

2004	Property Management	Real Estate Investments	Total

Revenue	$245,329	$—	$245,329
Loss from operations	(2,844,377)	(301,416)	(3,145,793)
Depreciation	6,275	—	6,275
Assets	267,629	3,360,452	3,628,081
Capital Expenditures	43,636	—	43,636

2003	Property Management	Real Estate Investments	Total

Revenue	$114,229	$—	$114,229
Loss from operations	(141,645)	(557,783)	(699,428)
Depreciation	2,210	—	2,210
Assets	343,068	3,052,677	3,395,745
Capital Expenditures	7,417	—	7,417

Item 2.

Management’s Discussion and Analysis or Plan of Operation.

Cautionary Statements

The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto included in Part I, Item 1 of this Report. All amounts are expressed in U.S. dollars.

The following discussion regarding the Company and its business and operations contains “forward-looking statements” within the meaning of Private Securities Litigation Reform Act 1995 (the “Reform Act”). The safe harbor provided to companies for forward looking statements are unavailable to us. However, these statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements   . The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward looking statements.

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

On March 10, 2004, Teda Travel Incorporated, a Florida Corporation (“Teda Florida”), entered into a Share Exchange Agreement (“Exchange Agreement”) with its wholly owned subsidiary, Teda Hotels Management Company Limited, a British Virgin Islands Corporation (“Teda BVI”) and Acola. The Exchange Agreement set forth certain terms and conditions of the exchange by which the entire issued share capital of Teda BVI is transferred to that of Acola in exchange for approximately 86 % of the issued share capital of Acola. The closing of the Transaction occurred on March 12, 2004. On the closing date, pursuant to the Exchange Agreement, all of Acola’s existing officers and directors, except Mr. James N. Baxter, resigned and all the directors of Teda Florida were elected on the Board of Acola. Mr. James N. Baxter resigned on March 30, 2004. In order to better reflect the new operations of the Company, the Company amended its certificate of incorporation to change its name to that of Teda Travel Group, Inc. on April 20, 2004.

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

Revenues are derived from the Company’s provision of management services to hotels and resorts which include management fees and incentive fees from the properties that it manages, pursuant to the terms and conditions of its management contracts. Each of the hotels and resorts is managed under a ten-year management contract, commencing from September 2000. As of June 30, 2004, the Company has three management contracts, encompassing an aggregate of 526 rooms located in three hotel and resort properties. All three of the hotel and resort properties are located within the People’s Republic of China, of which two are in Tianjin, and one is in Shenzhen.

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

Consolidated Results of Operations

For the quarterly periods ended June 30, 2004 and June 30, 2003

Revenues. Revenues for the quarter ended June 30, 2004 were $136,046 as compared to revenues of $50,635 for the same quarter last year, an increase of $85,411 or 169%. We had significant growth in the current quarter, with all of the hotels, especially Teda International Club, recording a 145% increase in revenue when compared to that of last year. Occupancy rate for the quarter was approximately 70% vs. 33% last year. The same quarter last year was affected by the outbreak of SARS in the region. Beginning in late December 2002, the SARS epidemic spread rapidly to many major cities in China but was substantially under control since July 2003. This resulted in a significant drop in occupancy of hotels managed by the Company leading to a decline in revenues in 2003.

During the quarter ended June 30, 2004 and 2003, the Company received $118,906 and $41,511, which amounts accounted for 87% and 82%, respectively, of the Company’s revenues and which amounts derived from two properties managed by the Company that are owned by the Company’s real estate joint venture partner.

Other Selling, G&A expenses. Other selling, G&A expenses for the quarter ended June 30, 2004 were $74,232 as compared to $116,423 for that of last year, a decrease of $42,191 or 36%. The decrease is mainly attributed to cost containment measures implemented by the Company, and no bad debt provision was made this year while $21,805 was made last year.

Stock issued for services. The Company record ed stock compensation expenses of $808,396, being fair value of both restricted and non-restricted common shares and warrants issued to consultants and an employee relating to the share exchange transaction which closed on March 12, 2004 and various services such as legal services, business development matters and bonus to a person who became CEO of a subsidiary.

Loss from Operations. The Company incurred a loss from operations of $798,873 for the quarter ended June 30, 2004 as compared to a loss of $121,054. The loss from Operations reflected an increase in expenses as outlined above, mostly that of the stock issued for services and not sufficiently covered by the increase in revenue.

Equity loss in associate. The Company recorded an equity loss in affiliate of $229,748 for the quarter ended June 30, 2004 as compared to $253,977 for the quarter ended June 30, 2003. The reduced equity loss was due to better sales of apartments in the current quarter, than the corresponding quarter last year and better sales and occupancy of the hotel and clubhouse in the real estate joint venture in the current quarter as compared with the corresponding quarter last year.

Income tax. The Company derives its hotel management income in the People’s Republic of China and is subject to withholding income tax in the People’s Republic of China depending upon the province in which a particular hotel is located. Income tax expenses the Company charged to the consolidated income statement for quarter ended June 30, 2004 were $8,536 as compared to $3,017 for the quarter ended June 30, 2003, an increase of $5,519, or 183%.

Net Loss. The Company recorded a net loss of $1,037,121 as compared to a net loss of $378,033 for the same quarter last year. The significant increase is mainly due to the non-recurring $808,396 expense derived from the stock issued for services described above, partially offset by an increase in revenue.

For six months ended June 30, 2004 and June 30,2003

Revenues. Revenues for the six months ended June 30, 2004 were $245,329 as compared to revenues of $144,229 for the same period last year, an increase of $101,100 or 70%. We recorded significant rebound since China recovers from the outbreak of the SARS epidemic for the first and second quarter in 2003. Occupancy rate for the six months increased from about 30% last year to about 69% this year.

For the six months ended June 30, 2004 and 2003, the Company received $213,012 and $105,878 which amounts accounted for 87% and 73%, respectively, of the Company’s revenues and which amounts derived from two properties managed by the Company that are owned by the Company’s real estate joint venture partner.

Other Selling, G&A expenses. Other selling, G&A expenses for the six months ended June 30, 2004 were $185,578 as compared to $166,814, an increase of $18,764 or 11%. The increase is due to more legal cost incurred during this year to effect reverse merger transaction which is of a non-recurrent nature and the setup of an office in Shenzhen, PRC for business development in China, partially offset by bad debt provision made last year for $21,805.

Loss from Operations. The Company recorded a loss of $2,829,096 for the six months ended June 30, 2004 as compared to a loss of $133,867 in 2003. The loss from Operations reflected an increase in expenses as outlined above, mostly that of the stock issued for services and not sufficiently covered by the increase in revenue.

Equity in loss of affiliate. The Company recorded an equity loss in affiliate of $301,416 for the six months ended June 30, 2004 as compared to $557,783 for that ended June 30, 2003. The reduced equity loss was due to better sales of apartments in the current period, than the corresponding period last year and better sales and occupancy of the hotel and clubhouse in the real estate joint venture in the current period due to the adverse impact of SARS in 2003.

Income tax. Income tax expenses the Company charged to the consolidated income statement for the six months ended June 30, 2004 were $15,317 as compared to $7,908 for the six months ended June 30, 2003, an increase of $7,409 or 107%.

Net Loss. The Company recorded a net loss of $3,145,793 for the six months ended June 30, 2004 as compared to a net loss of $699,428 for the same period last year. The increase in net loss by $2,446,365 is due to the non-recurring cost of stock issued for services that amounted to $2,785,721 principally related to the share exchange transaction which closed on March 12, 2004, which is partially offset by growth in revenues from the property management business and recording of reduced equity loss in affiliate for the six months ended June 30, 2004 as mentioned above.

Consolidated Financial Condition

Liquidity and Capital Resources – June 30, 2004

Operating. For the period ended June 30, 2004, the Group’s operations utilized cash resources of $47,622 as compared to utilizing cash of $212,521 for the period ended June 30, 2003, a decrease of $164,899 or 78%. This is mainly attributable to increased collections of accounts receivable during the period and a decrease in net loss.

Investing and financing. For the period ended June 30, 2004, the Group’s investing activities utili z ed cash resources of $44,741, as compared to utili z ing cash of $8,022 for the period ended June 30, 2003, a increase of $36,719 or 458%. This is attributable to the purchase of a company car during the period.

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

There was no change in our internal control over financial reporting during our second quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.

Changes in Securities

During 2004, the Company issued 20,000 shares of common stock for legal services having a fair value of $60,000. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these shares.

During 2004, the Company issued 115,000 shares of common stock to consultants for services having a fair value of $345,000. The fair value will be amortized over twelve months, the life of the agreement. The Company recognized consulting expense of $43,125 and recorded deferred stock compensation of $301,875 as of June 30, 2004. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these shares.

During 2004, the Company issued 30,000 shares of common stock to consultants for services having a fair value of $90,000. The fair value will be amortized over twelve months, the life of the agreement. The Company recognized consulting expense of $11,250 and recorded deferred stock compensation of $78,750 as of June 30, 2004. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these shares.

During 2004, the Company issued 40,000 shares of common stock to consultants for services having a fair value of $120,000. The fair value will be amortized over three months, the life of the agreement. The Company recognized consulting expense of $20,000 and recorded deferred stock compensation of $100,000 as of June 30, 2004. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these shares.

During 2004, the Company issued 180,000 shares of common stock to consultants for services having a fair value of $540,000. The fair value will be amortized over twelve months, the life of the agreement. The Company recognized consulting expense of $67,500 and recorded deferred stock compensation of $472,500 as of June 30, 2004. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these shares.

During 2004, the Company issued 50,000 shares of common stock to consultants for services having a fair value of $150,000. The fair value will be amortized over twenty-three months, the life of the agreement. The Company recognized consulting expense of $6,521 and recorded deferred stock compensation of $143,479 as of June 30, 2004. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these shares.

During 2004, the Company issued 200,000 shares of common stock having a fair value of $600,000 to an individual as a bonus for becoming CEO of a subsidiary. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these shares.

Item 3.

Defaults upon Senior Securities

Not applicable

Item 4.

Submission of Matters to a Vote of Security Holders

Not applicable

Item 6.

Exhibits.

(a)

Exhibit Index

Exhibit No.	Description

2.1	Share Exchange Agreement (1)
3.1	Amended and Restated Certificate of Incorporation (2)
3.2	Bylaws (3)
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Executive Officer *
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Financial Officer *
32.1	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Executive Officer *
32.2	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Financial Officer *

——————

*

Filed herewith.

(1)

Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on March 19, 2004.

(2)

Incorporated by reference to the Registrant's Information Statement on Schedule 14C filed with the Commission on March 26, 2004.

(3)

Incorporated by reference to the Registrant's Registration Statement on Form 10-SB/A filed with the Commission on April 10, 2000

(b)

Report of Form 8-K

On May 4, 2004, the Company filed a Current Report on Form 8-K regarding dismissal of Harper & Pearson as its auditors and appointing Webb & Company as its new accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEDA TRAVEL GROUP INC.

Date: August 13, 2004	By:	/s/ GODFREY CHIN TONG HUI
Godfrey Chin Tong Hui, Chief Executive Officer

Date: August 13, 2004	By:	/s/ HON MING WONG
Hon Ming Wong, Chief Financial Officer