Form 10QSB
period 2004-09-30
TEDA TRAVEL GROUP INC
filed 2004-11-15
CIK 934796

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 12, 2004, the Issuer had outstanding 21,467,885 shares of the Issuer’s common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [X]

TEDA TRAVEL GROUP, INC.

AND SUBSIDIARY

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2004 (UNAUDITED)

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

PAGE	3	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

PAGES	4 - 8	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2004 (UNAUDITED)

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

TEDA TRAVEL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2004

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$138,293
Accounts receivable, net	168,982
Prepaid expenses and other current assets	111,816
Total Current Assets	419,091

PROPERTY AND EQUIPMENT – NET	45,841

INVESTMENT IN AFFILIATE	3,135,416

TOTAL ASSETS	$3,600,348

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$133,912
Capital lease – current	9,359
Note payable – related party	169,992
Due to related parties	3,279,962
Total Current Liabilities	3,593,225

LONG-TERM LIABILITIES
Capital lease – long-term	14,819
Total Long-Term Liabilities	14,819

TOTAL LIABILITIES	3,608,044

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	—
Common stock, $.001 par value, 100,000,000 shares authorized, 21,395,923 shares issued and outstanding	21,396
Additional paid-in capital	3,861,029
Deferred stock compensation	(713,728)
Accumulated deficit	(3,176,393)
Total Stockholders’ Equity	(7,696)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,600,348

See accompanying notes to condensed consolidated financial statements

TEDA TRAVEL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2004	For the Three Months Ended September 30, 2003	For the Nine Months Ended September 30, 2004	For the Nine Months Ended September 30, 2003

REVENUE, NET	$141,117	$127,123	$386,446	$271,353

EXPENSES
Stock issued for services	382,876	—	3,168,597	—
Professional fees	48,538	—	171,401	—
Payroll	60,676	48,741	148,418	144,376
Management fees	7,692	7,692	23,077	23,077
Other selling, general and administrative	43,759	82,392	106,473	249,375
Total Expenses	543,541	138,825	3,617,966	416,828

LOSS FROM OPERATIONS	(402,424)	(11,702)	(3,231,520)	(145,475)

OTHER INCOME (EXPENSE)
Other income	—	3	—	39
Interest income	4	—	40	—
Equity loss of affiliate	(225,036)	(247,528)	(526,452)	(805,311)
Total Other Income (Expenses)	(225,032)	(247,525)	(526,412)	(805,272)

LOSS BEFORE TAXES	(627,456)	(259,227)	(3,757,932)	(950,747)

Income taxes	8,861	8,025	24,178	15,933

NET LOSS	$(636,317)	$(267,252)	$(3,782,110)	$(966,680)

Net loss per common share – basic and diluted	$(0.03)	$(0.02)	$(0.19)	$(0.06)

Weighted average number of common shares outstanding – basic and diluted	21,395,923	17,853,578	20,296,109	17,853,578

See accompanying notes to condensed consolidated financial statements

TEDA TRAVEL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2004	For the Nine Months Ended September 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,782,110)	$(966,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,257	3,638
Stock and warrants issued for consulting services	3,168,597	—
Loss in affiliate	526,452	805,311
Increase (decrease) in:
Accounts receivable	(80,473)	(75,994)
Prepaid expenses	(34,816)	(23,930)
Decrease (increase) in:
Accounts payable and accrued expenses	86,578	4,696
Net Cash Used In Operating Activities	(104,515)	(252,959)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,165)	(8,745)
Investment in affiliate	—	(3,386,551)
Net Cash Used In Investing Activities	(12,165)	(3,395,296)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related parties	16,238	(358)
Due from directors	(21,645)	6,659
Proceeds from convertible note payable	—	3,350,000
Payment on note payable – related party	(9,066)	—
Proceeds from note payable – related party	179,058	—
Payments on capital lease	(7,691)	—
Net Cash Provided By Financing Activities	156,894	3,356,301

INCREASE (DECREASE) IN CASH	40,214	(291,954)

CASH – BEGINNING OF PERIOD	98,079	323,283

CASH – END OF PERIOD	$138,293	$31,329

NON-CASH INVESTING AND FINANCING

During 2004, the Company leased a vehicle under a capital lease for $24,178.

See accompanying notes to condensed consolidated financial statements

TEDA TRAVEL GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2004

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

For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 8-K/A’s filed with the SEC on May 28, 2004 and June 4, 2004.

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

AS OF SEPTEMBER 30, 2004

(UNAUDITED)

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

A summary of the unaudited condensed consolidated financial statements of the affiliate as of September 30, 2004 is as follows:

Current assets	$16,803,621
Non-current assets	33,726,512
Total Assets	50,530,133

Current liabilities	34,804,827
Non-current liabilities	4,837,929
Stockholders’ equity	10,887,377
Total Liabilities and Stockholders’ Equity	50,530,133

Revenues	$6,713,362
Gross Profit	1,826,895
Net Loss	(780,086)

The Company’s share of the loss for 2004 after accounting for differences between Hong Kong GAAP and U.S. GAAP are as follows:

Company shares at 35%	$(273,030)
Less: U.S. GAAP adjustment for depreciation	253,422

Equity in loss of affiliate	$(526,452)

TEDA TRAVEL GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2004

(UNAUDITED)

NOTE 5

RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2004 and 2003, the Company received management revenue of $336,494 and $217,898, respectively from two properties it manages that are owned by a shareholder.

During the nine months ended September 30, 2004 and 2003, the Company paid $23,077 to two directors for consulting and professional services.

During the nine months ended September 30, 2004, the Company paid $21,967 to a director and stockholder for office space.

During the nine months ended September 30, 2004, the Company received a note payable from a stockholder of $179,058.

NOTE 6

DUE TO RELATED PARTIES

The Company’s affiliate, Teda Travel, Inc. which owns approximately 86% of our common stock has advanced the Company $3,258,360. The amounts are unsecured, non-interest bearing and due on demand.

At September 30, 2004, a related party is owed $21,602 for office space leased to the company.

NOTE 7

NOTE PAYABLE – RELATED PARTY

During September 2004, the Company issued a note payable to a stockholder for $179,058. The loan bears interest at 3% per annum and is unsecured. The note payable balance at September 30, 2004 is $169,992.

NOTE 8

CAPITAL LEASE

During 2004, the Company leased a vehicle under a three year capital lease agreement valued at $34,102. The agreement calls for the Company to make 36 monthly payments of $885 through May 2007.

NOTE 9

EQUITY

(A) Common Stock Issued for Services

During 2004, the Company issued 1,861,337 shares of common stock to consultants for services having a fair value of $1,879,950.

During 2004, the Company issued 20,000 shares of common stock for legal services having a fair value of $60,000.

During 2004, the Company issued 115,000 shares of common stock to consultants for services having a fair value of $345,000. The fair value will be amortized over twelve months, the life of the agreement. The Company recognized consulting expense of $129,375 and recorded deferred stock compensation of $215,625 as of September 30, 2004.

TEDA TRAVEL GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2004

(UNAUDITED)

During 2004, the Company issued 30,000 shares of common stock to consultants for services having a fair value of $90,000. The fair value will be amortized over twelve months, the life of the agreement. The Company recognized consulting expense of $33,750 and recorded deferred stock compensation of $56,250 as of September 30, 2004.

During 2004, the Company issued 40,000 shares of common stock to consultants for services having a fair value of $120,000. The fair value will be amortized over three months, the life of the agreement. The Company recognized consulting expense of $120,000 as of September 30, 2004.

During 2004, the Company issued 180,000 shares of common stock to consultants for services having a fair value of $540,000. The fair value will be amortized over twelve months, the life of the agreement. The Company recognized consulting expense of $202,500 and recorded deferred stock compensation of $337,500 as of September 30, 2004.

During 2004, the Company issued 50,000 shares of common stock to consultants for services having a fair value of $150,000. The fair value will be amortized over twenty-three months, the life of the agreement. The Company recognized consulting expense of $45,647 and recorded deferred stock compensation of $104,353 as of September 30, 2004.

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

NOTE 10

BUSINESS SEGMENTS

The Company has two operating segments. Each segment operates exclusively in Asia. The Company's Property Management segment provides management services to hotels and resorts in Asia. The Real Estate Investment segment invests in real

TEDA TRAVEL GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2004

(UNAUDITED)

estate development projects. The accounting policies of the segments are the same as described in the summary of significant accounting policies. There are no inter-segment sales.

	Property Management	Real Estate Investments	Total
2004

Revenue	$386,446	$—	$386,446
Loss from operations	(3,255,658)	(526,452)	(3,782,110)
Depreciation	11,257	—	11,257
Assets	464,932	3,135,416	3,600,348
Capital Expenditures	44,034	—	44,034

2003

Revenue	$271,353	$—	$271,353
Loss from operations	(145,436)	(805,311)	(950,747)
Depreciation	3,638	—	3,638
Assets	319,210	2,805,149	3,124,359
Capital Expenditures	8,745	—	8,745

NOTE 11

SUBSEQUENT EVENTS

(A) Acquisitions

During October 2004, the Company purchased 60% of the outstanding stock of Landmark International Hotel Group Ltd. (“Landmark”) that provides hotel management services in China for $1,000,000, half of which is payable in cash and half in the restricted common stock of the Company at US$2.50 per share. The cash portion is payable in five installments, the first and second instalment of $33,333 and $133,333 respectively have been paid, the third and fourth installment of $128,205 each are payable over the next three years, with the final one of $76,924, due in 2008. The payment of the cash installment is subject to Landmark meeting certain net income milestones. The stock is payable within 14 days after closing. In addition, upon closing, the selling shareholder shall grant an option to the Company to purchase additional shares of Landmark at the same price and consideration as set forth in the definitive agreement. The closing of the above transaction occurred on November 8, 2004. Apart from certain property management contracts, Landmark had no assets or liabilities on the date of acquisition.

TEDA TRAVEL GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2004

(UNAUDITED)

During 2004, the Company entered into a Definitive Agreement to purchase 55% of the outstanding stock of Teda Resort Alliance Development Co, Ltd. for cash of approximately $280,872 and $105,328 payable in shares of common stock. The transaction is pending approval of the Chinese Authority and the Company expects to close the transaction during the fourth quarter of 2004. The CEO of the Company is a direct and indirect owner of 15% of the shares to be acquired.

(B) Stock Issued for Services

During October 2004, the Company issued 80,000 shares of common stock to a consultant for services to be performed through April 2005.

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

Revenues are derived from the Company’s provision of management services to hotels and resorts which include management fees and incentive fees from the properties that it manages, pursuant to the terms and conditions of its management contracts. Each of the hotels and resorts is managed under a ten-year management contract, commencing from September 2000. As of September 30, 2004, the Company has three management contracts, encompassing an aggregate of 526 rooms located in three hotel and resort properties. All three of the hotel and resort properties are located within the People’s Republic of China, of which two are in Tianjin, and one is in Shenzhen.

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

For more information relating to the Company’s business, please see the section entitled “Business” in the Teda Travel, Inc.’s Annual Report on Form 10-KSB as filed with the United States Securities and Exchange Commission on April 14, 2004.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including but not limited to those related to income taxes and impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Based on our ongoing review, we plan to make adjustments to our judgments and estimates where facts and circumstances dictate. Actual results could differ from our estimates.

We believe the following critical accounting policies are important to the portrayal of our financial condition and results and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

(i) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets from three to thirty nine years. Repairs and maintenance on property and equipment are expensed as incurred.

(ii) Revenue Recognition

The Company recognizes hotel and resort management service fees in the period when the services are rendered.

(iii) Foreign Currency Translation

The Company’s assets and liabilities that are denominated in foreign currencies are translated into the currency of United States dollars using the exchange rates at the balance sheet date. For revenues and expenses, the average exchange rate during the year was used to translate Hong Kong dollars and Chinese Renminbi into United States dollars. The translation gains and losses resulting from changes in the exchange rate are charged or credited directly to the stockholders’ equity section of the balance sheet when material. All realized and unrealized transaction gains and losses are included in the determination of income in the period in which they occur. Translation and transaction gains and losses are included in the statement of operations because they are not material as of September 30, 2004.

(iv) Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and elects the disclosure option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. The Company also records stock compensation expense for any options issued to non-employees using the fair value method prescribed in SFAS No. 123.

(v) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(vi) Long-Lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

Consolidated Results of Operations

For the quarterly periods ended September 30, 2004 and September 30, 2003

Revenues. Revenues for the quarter ended September 30, 2004 were $141,117 as compared to revenues of $127,123 for the same quarter last year, an increase of $13,994, or 11%. The increase in revenue was due primarily to the improved operations especially that of one of the hotels the Group manages, Teda International Club, which records a 35% gain in revenue.

For the quarter ended September 30, 2004 and 2003, the Company received $123,547 and $112,020 which accounted for 88% and 88%, respectively, of the Company’s revenues and which amounts were derived from two properties managed by the Company that are owned by the Company’s real estate joint venture partner.

Other Selling, G&A expenses. Other selling, G&A expenses for the quarter ended September 30, 2004 were $43,759 as compared to $82,392 for the quarter ended September 30, 2003, a decrease of $38,633 or 47%. The decrease is due to cost containment measures implemented by the Company.

Loss from Operations. The Company recorded a loss of $402,424 from operations for the quarter ended September 30, 2004 as compared to a loss of $11,702. The loss from operations is due largely to stock issued for services at $382,876 which was nil during last year.

Equity in loss of affiliate. The Company recorded an equity loss in affiliate of $225,036 for the quarter ended September 30, 2004 as compared to a loss of $247,528 for the quarter ended September 30, 2003, a decrease of $22,492 or 9%. This is due to improvement of hotel operations of the affiliate and thus a smaller loss is recorded

Income tax. The Company derives its hotel management income in the People’s Republic of China and is subject to income tax in the People’s Republic of China depending upon the province in which a particular hotel is located as and when the balance is remitted out of the country. Income tax expenses the Company charged to the consolidated income statement for quarter ended September 30, 2004 were $8,861 as compared to $8,025 for the quarter ended September 30, 2003, an increase of $836 or 10.4%.

Net Loss. The Company recorded a net loss of $636,317 as compared to a net loss of $267,252 for the same quarter last year, an increase of $369,065. The net loss situation is due largely to stock issued for services recorded at $382,876, partially offset by growth in revenues from the property management business.

For nine months ended September 30, 2004 and September 30, 2003

Revenues. Revenues for the nine months ended September 30, 2004 were $386,446 as compared to revenues of $271, 533 for the same period last year, an increase of $114,913, or 42.3%. The increase in revenue was mainly due to the outbreak of the SARS epidemic affecting the first six months of last year. As the SARS epidemic was brought under control, revenues from property management business have recovered since the third quarter of 2003. The biggest jump was by Teda International Club which recorded an increase of 64% in revenue.

For the nine months ended September 30, 2004 and 2003, the Company received $336,671 and $217,898 which amounts accounted for 87% and 80%, respectively, of the Company’s revenues and which amounts were derived from two properties managed by the Company that are owned by the Company’s real estate joint venture partner.

Other Selling, G&A expenses. Other selling, G&A expenses for the nine months ended September 30, 2004 were $106,473 as compared to $249,375 for the same period last year, a decrease of $142,902, or 57%. The decrease is due to the fact that a new office in Shenzhen, PRC set up in March 2003 for business development and property management in China was closed in late 2003, therefore reducing overall expense outlays.

Loss from Operations. The Company recorded a loss of $3,231,520 for the nine months ended September 30, 2004 as compared to a loss of $145,475. The increase in loss from operations is due largely to the non-recurring cost of stock issued for services that amounted to $2,785,721 principally related to the share exchange transaction which closed on March 12, 2004, which is partially offset by growth in revenues from the property management business and recording of reduced equity loss in affiliate for the nine months ended September 30, 2004.

Equity in loss of affiliate. The Company recorded an equity loss in affiliate of $526,452 for the nine months ended September 30, 2004 as compared to $805,311 for the same period last year, a decrease of $278,859 or 34.6%. This is due to improvement of hotel operations of the affiliate and thus a smaller loss is recorded

Income tax. Income tax expenses the Company charged to the consolidated income statement for the nine months ended September 30, 2004 were $24,178 as compared to $15,933 for the nine months ended September 30, 2003, an increase of $8,245 or 51.7%

Net Loss. The Company recorded a net loss of $3,782,110 for the nine months ended September 30, 2004 as compared to a net loss of $966,680 for the same period last year, an increase of $2,815,430, or 291%. The increase in net loss from operations is due largely to the non-recurring cost of stock issued for services that amounted to $2,785,721 principally related to the share exchange transaction which closed on March 12, 2004, which is partially offset by growth in revenues from the property management business and recording of reduced equity loss in affiliate for the nine months ended September 30, 2004.

Consolidated Financial Condition

Liquidity and Capital Resources – September 30, 2004

Operating. For the period ended September 30, 2004, the Group’s operations utilized cash resources of $104,515 as compared to utilizing cash of $252,959 for the same quarter last year, a decrease of $148,444 or 58%. This is mainly attributable to increase in cash generated from property management business.

Investing and financing. For the period ended September 30, 2004, the Group’s investing activities utilized cash resources of $12,165, as compared to utilizing cash of $3,395,296 for the period ended September 30, 2003, a decrease of $3,383,131. This is attributable to the investment of $3,386,551 in an affiliate last January.

Off-Balance Sheet Arrangements:

We do not have any off-balance sheet financing arrangements.

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

There was no change in our internal control over financial reporting during our third quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Change in Securities.

- On October 29, 2004, we issued 80,000 shares of our common stock valued at $200,000 to a consultant for services. The common shares were issued pursuant to Regulation S under the Act. There was no underwriter involved in this issuance.

- On November 8, 2004 we issued 200,000 shares of our common stock valued at $500,000 in connection with the acquisition of approximately 60% of the equity securities of another company. The common shares were issued pursuant to Regulation S under the Act. There was no underwriter involved in this issuance.

Item 6. Exhibits.

(a)     Exhibit Index

Exhibit No.	Description

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Executive Officer *
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Financial Officer *
32.1	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Executive Officer *
32.2	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Financial Officer *

(b)   Reports on Form 8-K:

-

On August 25, 2004, the Company filed a Current Report on Form 8-K dated August 20, 2004, for the purpose of annoucing entering into a Definitive Agreement to acquire a 55% equity interest in Teda Resort Alliance Development Co. Limited on August 18, 2004 for $386,200.

-

On October 28, 2004, the Company filed a Current Report on Form 8-K dated October 8, 2004, for the purpose of announcing entering into a Definitive Agreement to acquire a 60% equity interest in Landmark International Hotel Group Limited on October 8, 2004 for $1,000,000.

On November 11, 2004, the Company filed a Current Report on Form 8-K dated November 11, 2004, for the purpose of announcing the closing of the acquisition of 60% equity interest in Landmark International Hotel Group Limited on October 8, 2004 for $1,000,000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEDA TRAVEL GROUP INCORPORATED

Date: November 12, 2004	By:	/s/ GODFREY CHIN TONG HUI
Godfrey Chin Tong Hui, Chief Executive Officer

Date: November 13, 2004	By:	/s/ HON MING WONG
Hon Ming Wong, Chief Financial Officer