Form 10KSB
period 2004-12-31
TEDA TRAVEL GROUP INC
filed 2005-04-13
CIK 934796

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004 OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission file number 000-30264

TEDA TRAVEL GROUP, INC.
(Exact name of small business issuer in its charter)

Delaware	11-3177042

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 2102, Chinachem Century Tower
178 Gloucester Road, Wanchai, Hong Kong	N/A

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (011) (852) 2833-2186

Securities Registered Under Section 12(b) of the Exchange Act:
None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

State issuer’s revenues for most recent fiscal year:  $568,391

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of March 30, 2005 held by non-affiliates was 8,015,929 shares. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant. The aggregate market value of the common equity held by non-affiliates as of March 30, 2005 was $14,027,875.

As of March 30, 2005, there were 21,667,887 shares of the issuer’s common stock, $.001 par value, outstanding.

Documents Incorporated by Reference:  None.

Transitional Small Business Format.  Yes ☐   No ☒

NOTE REGARDING FORWARD LOOKING STATEMENTS

All statements contained in this Form 10-KSB, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect” and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

We are also subject to risks detailed herein or detailed from time to time in the Company’s filings with the United States Securities and Exchange Commission.

Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.

As used in this Form 10-KSB, unless the context requires otherwise, “we” or “us” or the “Company” means Teda Travel Incorporated and its subsidiaries.

PART I

ITEM 1.      DESCRIPTION OF BUSINESS.

GENERAL

          The Company is a Delaware corporation incorporated on September 10, 1993, currently headquartered in Hong Kong SAR, People’s Republic of China. It has since engaged in various ventures and was led by numerous different management teams for the last ten years. The Company was previously known as Acola Corp. (“Acola”), which came into being on October 12, 2001. Acola was formed to attempt to distribute an anti-cancer drug in Mexico, where it was unable to secure enough capital to obtain the exclusive distribution rights to the drug and has had no business since 2002.

          On March 10, 2004, Teda Travel Incorporated, a Florida Corporation (“Teda Florida”), entered into a Share Exchange Agreement (“Exchange Agreement”) with its wholly owned subsidiary, Teda Hotels Management Company Limited, a British Virgin Islands Corporation (“Teda BVI”) and Acola. The Exchange Agreement set forth certain terms and conditions of the exchange by which the entire issued share capital of Teda BVI is transferred to that of Acola in exchange for approximately return of 95.86% of the issued share capital of Acola. The closing of the Transaction occurred on March 12, 2004, and hence Acola was then effectively controlled by Teda Florida, although 9% of the issued share capital of Acola was transferred to consultants as stock compensation, leaving Teda Florida with 86% of the issued capital of Acola.. On the closing date, pursuant to the Exchange Agreement, all of Acola’s existing officers and directors, except Mr. James N. Baxter, resigned and all the directors of Teda Florida were elected on the Board of Acola. Mr. James N. Baxter resigned on March 30, 2004. In order to better reflect the new operations of the Company, the Company amended its certificate of incorporation to change its name to that of Teda Travel Group, Inc. on April 20, 2004.

          Prior to the share exchange, the Company had no material operations.  The merger was accounted for as a recapitalization of Teda BVI, as the shareholders of Teda BVI acquired capital stock of the Company in a reverse acquisition.  Accordingly, the assets and liabilities of Teda BVI were recorded at historical cost as this was a capital transaction, and the shares of common stock issued by the Company were reflected in the consolidated financial statements with retroactive effect, as if the Company had been the parent company from inception. The Company’s former year-end date was June 30 and currently assumes the year-end date of the acquirer of December 31.

          On January 27, 2005, the Board of Directors of Teda Florida authorized the distribution of substantially all of the shares of Company common stock it owns to the Teda Florida’s shareholders (“Stock Distribution”).  The record date for the distribution was January 29, 2005.   Teda Florida has distributed an aggregate of 17,853,300 Company common stock, such that a shareholder shall receive 0.717 share for every share of Teda Florida common stock held as of the record date. Teda Florida has retained the remaining 278 shares of the Company’s common stock.

          The Company primarily earns its revenues through the provision of management services, including training and consulting services, to hotels and resorts in the People’s Republic of China through its two wholly-owned operating subsidiaries, Teda BVI, and Teda Hotels Management Limited, a Hong Kong corporation; and a 60%-held subsidiary, Landmark International Hotel Group Limited, acquired through acquisition that closed on November 8, 2004.

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

BUSINESS BACKGROUND

          “T.E.D.A.” refers to “Tianjin Economic and Technological Development Area,” a special economic zone that was created by the People’s Republic of China in 1984, which area is located approximately 180 kilometers southeast of Beijing and which has attracted significant foreign investments. More than 3,300 foreign companies, including 100 of the Fortune 500 companies, with a total investment exceeding $15 billion conduct  business in this special economic zone. Tianjin is one of the four municipalities under the direct control of the Central government and is currently the largest port in northern China.  Its historical GDP growth rate has been comparable to that of Beijing and the nationwide growth rate of 9.5% for the last several years.

          In 2001, a group of Hong Kong hotel professionals, including members of the current management of the Company, together with Tianjin Teda International Hotel Development Limited, a corporation owned by the Tianjin provincial government and formed under the laws of the People’s Republic of China and a joint venture partner of the Company (the “Company’s Joint Venture Partner”), formed Teda BVI for the purpose of establishing a premier nationwide hotel chain business throughout Asia. The Company’s Joint Venture Partner began its hotel management business in 1997.

CURRENT BUSINESS

               The Company currently engages in two types of businesses: hotel and resort management and real estate development.

               Hotel and Resort Management

               The main business of the Company is providing hotel and resort management services.  The Company receives monthly management fees from hotels and resorts under management. The Company has contractual arrangements to manage the following hotel properties in the People’s Republic of China:

Hotel Name	Star-rating	Number of rooms
Tianjin Teda Hotel & Club	5-star	236
Tianjin International Club	5-star	115
Kindlion Hotel (Shenzhen)	4-star	230
Urumqi Miramar Hotel	5-star	338
Xian Aururn International Hotel	4-star	302
Changshan Tiansha Hotel	5-star	217
Spring Hotel (Beijing)	5-star	193
Hunan Yichang Hotel	4-star	80
Changsha Tianxin Court Hotel	3-star	85
Xian Diamond Plaza Hotel	4-star	339
Changsha Shuangtian Hotel	4-star	80
Changsha Hengxi Hotel	3-star	200
Dongguan Royal Bay Hotel	5-star	280

There are a total of 2,695 rooms in 13 hotels.  Terms of our management agreements vary, but typically we earn a management fee, which is comprised  of a base fee, which is a percentage of the gross sales revenues of the hotel, and an incentive management fee, which is based on the gross operating profits of the hotel. Such agreements last generally for an initial term of 2 to 10 years.  For hotels that we manage, we are responsible for hiring, training and supervising the managers and employees required to operate the facilities and for purchasing supplies, for which we generally are reimbursed by the hotel owners. As of December 31, 2004, the Company received 100% of its revenues from its management of the above hotel and resort properties. Properties that we manage are regularly renovated to maintain their competitiveness. We believe that these ongoing refurbishment programs are adequate to preserve the competitive position and earning power of the hotels and properties.

          Our primary objectives are to increase the number of hotels under our management mainly through acquisition of hotel management companies in People’s Republic of China, renew management contracts and, most importantly, provide quality service and support to the hotels we manage in a way that enables them to increase their profitability.

          Hotels under our management mainly cater to business-oriented travelers and generate higher revenue during the summer and autumn months because of increased number of conferences. During longer holidays like the Chinese New Year (around February each year) and National Celebration Days (October 1), our business tends to be slower, although we will market for leisure customers at preferred room rates.  Therefore, any event that disrupts travel patterns during the summer and autumn periods could have a material adverse effect on our annual performance and consequently our annual performance than if such events occurred in other periods.  We cannot predict whether these trends will continue in the future.

          On November 8, 2004, the Company acquired a 60% equity interest in a hotel management company known as Landmark International Hotel Group Limited (“Landmark”), a company incorporated in British Virgin Islands. Landmark has therefore become a majority interest-owned subsidiary of the Company. As of December 31, 2004, Landmark manages a portfolio of 10 hotels which are included as the list above.

          Real Estate Development

          In January 2002, the Company acquired a 35% equity interest in a real estate joint venture by the name of Tianjin Yide Industrial Company Limited (formerly Tianjin Yide Real Estate Company Limited), a People’s Republic of China corporation (the “Real Estate Joint Venture”).  Through the Real Estate Joint

Venture, the Company owns a multi-use complex featuring 172 apartment units as well as a hotel and clubhouse (the “Complex”). The Real Estate Joint Venture has sold 90% of the apartment units of this Complex.  As of December 31, 2004, it sold 169 apartment units.  The Company manages the hotel and clubhouse of the Complex.  This hotel is one of the properties managed by the Company as disclosed above.  In September 2003, the Real Estate Joint Venture invested approximately $6,500,000 in a new real estate project in Shunyi District, Beijing, People’s Republic of China.  This project entails land acquisition of over 1,155 acres and a subsequent plan to resell part of it and to establish a luxury chain of apartments and hotels in the area.  See, Item 2, “Properties”.  In November, 2004, the Real Estate Joint Venture invested another $1,800,000 to acquire a 60% equity interest in a new hotel-apartment project known as Oriental Garden in Tianjin, People’s Republic of China. This project entails a planned total investment of approximately $21 million with a sellable area of approximately 24,000 square meters (sq.m)., which is expected to complete its construction by end of this year.

PENDING 2005 ACQUISITIONS

Teda Resort Alliance Development Company Limited  On August 18, 2004, the Company announced that it had agreed to acquire Teda Resort Alliance Development Company Limited (“TRAC”) for approximately $386,200, of which $280,872 payable in cash and $105,328 payable in restricted Company common stock. TRAC provides timeshare services for customers in China, and is the largest partner of RCI, the biggest timeshare operator in the world. It currently has a customer base of over 4,000 members and has been growing due to its vast choice of hotels and resorts available to its users. TRAC is noted as a successful timeshare operator in China and is also an owner of eight hotel properties in both China and South East Asia. It has a substantial network of exclusive sales agents throughout China. The completion of the transaction is subject to certain conditions, including approval by shareholders and government approval. The Company expects to complete the acquisition in the second quarter of 2005.

Shanghai Bowking Hotel Management Company Limited. On January 4, 2005, the Company announced that it had agreed to acquire Shanghai Bowking Hotel Management Company Limited (“Bowking”) for approximately $242,200. Bowking has successfully managed more than 12 similar hotel projects, and has established a well-known brand in People’s Republic of China with its bases in both Shanghai and Wuhan. It is expected to be orchestrating the opening and operation of not fewer than 5 “four-star” to “five-star” hotels in China in 2005. The Company expects to complete the acquisition in the second quarter of 2005.

MARKET OVERVIEW

          Hotel and Travel Industry

          The travel industry is rapidly growing in China, surpassing the annual GDP growth by approximately 50%.  According to China’s tenth five year plan (2000-2005), the Chinese government expected a 7% compound annual growth rate of GDP.  In 2004 the actual GDP rate was over 9.5%, while the growth in travel industry was about 14%.  We believe the growing domestic market in tourism will boost the growth in the overall travel industry.  An expanding middle class, increasing disposable income, more free time and increased freedom of travel within China will cause the dynamics of the tourism infrastructure to evolve.

          The World Travel Organization predicts that China will be the No. 1 global tourism destination by 2020. According to the China National Tourism Administration, business tourists currently account for 25% of all inbound arrivals, and this sector is expected to grow to support the ever-expanding economy. The consumption of international and domestic business travel in China has reached $24 billion, a level similar to that of France and Germany.

          According to CEIC Data Company Limited, there are over 4,000 three-star or better hotels in China, of which 3-star hotels represent the largest segment (approximately 77%). Among such hotels, those having a 5-star ranking are less than 2% of total star-rated hotels. Guangdong Province is the area where most star-rated hotels are concentrated.  With the growth in domestic wealth and the coming 2008 Olympic Games to be held in Beijing, the demand for hotel rooms is expected to surge.

          Real Estate

Many industry analysts are bullish on the long-term prospects of real estate prices in China. Beijing, the capital city, is undergoing major expansion in properties in preparation for the 2008 Olympic Games and in anticipation of an influx of corporate headquarters.  In China, most of the planned real estate construction projects must be finalized or be in the final stages by 2006, as the government has banned construction cranes in Beijing’s town centre from 2007 to avoid marring the skyline during the Olympics. As a result, the growth in supply of real properties has been larger than in prior years.

COMPETITION

          Hotel Management

          We encounter strong competition in the hotel management business. There are roughly 160 hotel management companies in China, and they manage about a total of 1,000 hotels.  These operators are primarily private management firms, but also include several large global chains that operate their own hotels and also franchise their brands, mostly in the upper-tier market. On the other hand, according to the Hotel Benchmark Survey by Deloitte, only about 10% of hotel supply in China is branded, and most of such branded hotels sit within the first class and deluxe segment of the industry.  Such segment is also highly fragmented with hotel management companies which are only active in their own city or province, with very limited capability to solicit contracts outside their city or province. We believe that chain affiliation will increase as local economies grow, as brand awareness is high in China and hotel owners seek the economies of centralized reservation systems and marketing programs.  Management contracts are typically long-term in nature, but most allow the hotel owner to replace the management firm if certain financial or performance criteria are not met.

          China has been a major boost in the improved economic performance in Asia, and many global hotel companies strive to establish a strong presence in the country. However, they are mostly geared towards the upper-end of the market, serving foreign travelers. Whilst the Company addresses the importance of the TEDA brand to domestic guests who look for services more geared towards their needs, we are filling the market segment that such global brands find more difficult to penetrate.

          Real Estate

With respect to our real estate development business, competition for successful real estate developments in China is extreme at both local and foreign levels, and success often depends on having suitable connections to secure preferred locations.  The Company believes that it can successfully compete in this area because of the following factors:

•	The ability to provide quality services and a reasonable price;

•	The ability to provide value-added services such as spa, meeting facilities and club facilities;

•	Location of hotels and properties;

•	Market presence; and

•	The trustworthiness of the TEDA brand name.

ENVIRONMENTAL REGULATIONS

          The Company’s operations are subject to various environmental regulations. The costs of compliance with said regulations have not been material in the past and are not anticipated to be material in the future.

EMPLOYEES

          As of December 31, 2004, the Company and its subsidiaries employed <<thirteen>> full-time employees. Relationships with our employees are good.

ITEM 2.     DESCRIPTION OF PROPERTIES

          The Company’s principal place of business is located at Suite 2102, Chinachem Century Tower, 178 Gloucester Road, Wanchai, Hong Kong.  The office premises occupies approximately 1,300 square feet, and is leased through a related corporation for a term of two years commencing on November 21, 2003 for an average monthly lease rental of $2,325.

               A wholly-owned subsidiary of the Company, Teda Beijing Hotel Management Company, also maintains an office in Beijing, People’s Republic of China.

          The Company does not directly own any real estate.  However, in January 2002, the Company acquired a 35% equity interest in a real estate joint venture by the name of Tianjin Yide Industrial Company Limited (formerly Tianjin Yide Real Estate Company Limited), a People’s Republic of China corporation (the “Real Estate Joint Venture”). The Company’s co-venturer is a real estate developer by the name of Tianjin Teda International Hotels Development Company Limited, a corporation owned by the Tianjin provincial government and formed under the laws of the People’s Republic of China (the “Company’s Joint Venture Partner”).  Through the Real Estate Joint Venture, the Company owns a multi-use complex (the “Real Estate Complex”) located at No. 7-2 Fukang Road in the prestigious Nankai District of Tianjin in the People’s Republic of China. The Company’s Joint Venture Partner developed the Real Estate Complex and completed construction during the third quarter of 2003. The Real Estate Complex features 172 apartment units totaling approximately 31,200 square meters, as well as a hotel and clubhouse totaling approximately 30,100 square meters.  The Real Estate Joint Venture plans to sell most of the apartment units of the Real Estate Complex, and as of December 31, 2004, it sold 169 of the 172  apartment units.  Purchasers of the apartment units typically make a 30% down payment upon signing of the sales agreement and typically obtain a bank mortgage for the balance of the purchase price. The Company manages the hotel and clubhouse of the Real Estate Complex, which the Real Estate Joint Venture plans to retain as a long-term investment. The hotel and clubhouse has experienced an occupancy rate of approximately 73.7% during the current fiscal year.  During 2003, the Real Estate Joint Venture invested approximately $6,500,000, in return of 15% equity interest, in a new venture which will redevelop 1,155 acre parcel of land in Shunyi District, Beijing, People’s Republic of China. The investment is principally funded by short term loan made with financial institutions by the Joint Venture itself. The parcel of land will be partly sold and partly developed into a grand villa, hotel and golf course, with a total investment of over $55 million.  The planning and design of the project is in its final stage and it will seek approval from the State Planning Committee after all such planning work is completed. In

November, 2004, the Real Estate Joint Venture invested another $1,800,000 in participating in 60% equity interest in a new hotel-apartment project known as Oriental Garden in Tianjin, People’s Republic of China. This project entails a planned total investment of approximately $21 million with a sellable area of approximately 24,000 sq.m., which is expected to complete its construction by end of this year.

          Two of the three members of the board of directors of the Real Estate Joint Venture are Zhi Ying Chang, the Chairwoman of the Board of the Company, and Godfrey Chin Tong Hui, a Director and the Chief Executive Officer of the Company.

          Zhi Ying Chang, the Chairwoman of the Company, is also the General Manager of the Company’s Joint Venture Partner and as such is responsible for the day-to-day management of, and business development for, the Company’s Joint Venture Partner. The Company’s Joint Venture Partner is the beneficial owner of 8.12% of the Company.  See, Item 11, “Security Ownership of Certain Beneficial Owners and Management.”

          With respect to the apartment units of the Real Estate Complex, none of them are subject to any liens, mortgages or other encumbrances until they are sold.  With respect to the hotel and clubhouse of the Real Estate Complex, the Real Estate Joint Venture has a 50-year leasehold interest, free of any liens, mortgages or other encumbrances.  The Real Estate Joint Venture does not have any present intention of raising funds through any encumbrances on the Real Estate Complex.  In the opinion of the management of the Company, the Real Estate Complex is adequately covered by insurance.

          With respect to the sale of the unsold apartment units and use of the hotel and clubhouse of the Real Estate Complex, the Real Estate Joint Venture is facing increasing competition as more apartments and hotels of international standards are built in Tianjin.  However, the Company believes that the Real Estate Joint Venture’s properties will remain competitive because of the desirable location and facilities of the Real Estate Complex.

          With the exception of the new venture in Shunyi District and the Oriental Garden project described above, the Company does not have any current plans to make any material additional real estate investments, through the Real Estate Joint Venture or otherwise. We are also not aware of any intention of the Real Estate Joint Venture to make any material additional real estate investments.  However, the Company would likely consider entering into additional real estate joint ventures and/or other real estate investments if suitable opportunities arose in the future and the Company has adequate resources to make such investments.  With respect to its real estate investments, the Company has not placed any limitations on the percentage of assets that it may invest in any one investment, the types of investments that it may make or the manner in which it may operate or finance investments. This investment policy may be changed by the Board of Directors without a vote of the Company’s security holders. The Company’s real estate investment policy is to acquire assets for both capital gain and income, as determined by the Board of Directors of the Company, from time to time, in its discretion.

               The Joint Venture is subject to customary business tax and income tax for both services fees received and that of property sale proceeds received in the People’s Republic of China.

RISKS AND UNCERTAINTIES

          We are subject to various risks that could have a negative effect on the Company and its financial condition. You should understand that these risks could cause results to differ materially from those expressed in forward-looking statements contained in this report and in other Company communications. Because there is no way to determine in advance whether, or to what extent, any present uncertainty will ultimately impact our business, you should give equal weight to each of the following.

          The travel industry is highly competitive, which may impact our ability to compete successfully with other hotel and timeshare properties for customers. We generally operate in markets that contain numerous competitors. Each of our hotel management companies competes with major hotel chains and independent operators in regional markets. Our ability to remain competitive and attract and retain business and leisure travelers depends on our success in distinguishing the quality, value and efficiency of our services from those offered by others. If we are unable to compete successfully in these areas, this could limit our operating margins, diminish our market share and reduce our earnings.

          We are subject to the range of operating risks common to the hotel, real estate and travel-related industries. The profitability of the hotel, real estate and travel-related industries that we operate in may be adversely affected by a number of factors, including:

(1)	the availability of and demand for hotel rooms and apartments;

(2)	International and regional economic conditions;

(3)	the desirability of particular locations and changes in travel patterns of domestic and foreign travelers;

(4)	taxes and government regulations that influence or determine wages, prices, interest rates, and other costs;

(5)	the availability of capital to allow us and potential hotel owners and joint venture partners to fund investments;

(6)	increases in wages and other labor costs, energy, mortgage interest rate, insurance, transportation and fuel, and other expenses central to the conduct of our business.

Any one or more of these factors could limit or reduce the demand, and therefore the prices we are able to obtain, for hotel rooms and corporate apartments.

          The uncertain pace of the lodging industry’s recovery will continue to impact our financial results and growth. Both the Company and the lodging industry were hurt by several events occurring over the last few years, including Severe Acute Respiratory Syndrome (SARS), and the terrorist attacks on New York and Washington. Business and leisure travel decreased and remained depressed as some potential travelers reduced or avoided discretionary travel in light of increased delays and safety concerns and economic declines stemming from an erosion in consumer confidence. Weaker hotel performance reduced management fees and gave rise to losses and closures in connection with some hotels that we manage, which, in turn, has had a material adverse impact on our financial performance. Although both the lodging and travel industries are recovering, the pace, duration and full extent of that recovery remain unclear. Accordingly, our financial results and growth could be harmed if that recovery stalls or is reversed.

          Our lodging operations are subject to international and regional conditions. Although we conduct our business in Greater China region, our activities are susceptible to changes in the performance of international and  regional economies, as foreign travelers constitute a fair percentage of hotel occupants. In recent years, our business has been hurt by decreases in travel resulting from SARS and downturns in economic conditions. Our future economic performance is similarly subject to the uncertain magnitude and duration of the economic growth in China, the prospects of improving economic performance in other regions, the unknown pace of any business travel recovery that results, and the occurrence of any future incidents in China in which we operate.

          Our growth strategy depends upon third-party owners/operators, and future arrangements with these third parties may be less favorable. Our present growth strategy for development of additional lodging facilities entails entering into and maintaining various arrangements with property owners. The terms of our management agreements for each of our lodging facilities are influenced by contract terms offered by our competitors, among other things. We cannot assure you that any of our current arrangements will continue. Moreover, we may not be able to enter into future collaborations, or to renew or enter into agreements in the future, on terms that are as favorable to us as those under existing collaborations and agreements.

          We may have disputes with the owners of the hotels that we manage. Consistent with our focus on hotel management, we generally do not own any of our lodging properties. The nature of our responsibilities under our management agreements to manage each hotel and enforce the standards required under the management  agreements may, in some instances, be subject to interpretation and may give rise to disagreements. We seek to resolve any disagreements in order to develop and maintain good relations with current and potential hotel owners and joint venture partners, but have not always been able to do so. Failure to resolve such disagreements may result in litigation in the future.

          Our ability to grow is partly through additional future acquisitions. The process of identifying, acquiring and integrating future acquisitions may constrain valuable management resources, and our failure to effectively integrate future acquisitions may result in the loss of key employees and the dilution of stockholder value and have an adverse effect on our operating results. We have completed an acquisition and expect to continue to pursue strategic acquisitions in the future. Completing any potential future acquisitions could cause significant diversions of management time and resources. Financing for future acquisitions may not be available on favorable terms, or at all. If we identify an appropriate acquisition candidate for our businesses, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired business, technologies or employees into our existing business and operations. Future acquisitions may not be well-received by the investment community, which may cause our stock price to fluctuate. We cannot ensure that we will be able to identify or complete any acquisition in the future.

          Our ability to grow our management systems is subject to the range of risks associated with real estate investments. Our ability to sustain continued growth through management agreements for new or existing hotels is affected, and may potentially be limited, by a variety of factors influencing real estate development generally. These include site availability, financing, planning, zoning and other local approvals, and other limitations that may be imposed by market and submarket factors, such as projected room occupancy, growth in demand opposite projected supply, territorial restrictions in our management agreements, costs of construction and anticipated room rate structure.

          We depend on capital to maintain hotels, and we may be unable to access capital when necessary. In order to fund the refurbishment and improvement of existing hotels, both the Company and current and potential hotel owners must periodically spend money. The availability of funds for new investments and maintenance of existing hotels depends in large measure on capital markets and liquidity factors over which we can exert little control.

          In the event of damage to or other potential losses involving properties that we own or manage, potential losses may not be covered by insurance. We have comprehensive property and liability insurance policies with coverage features and insured limits to the hotels that we believe are customary. Market forces beyond our control may nonetheless limit both the scope of property and liability insurance coverage that we can obtain and our ability to obtain coverage at reasonable rates. There are certain types of losses, generally of a catastrophic nature, such as earthquakes and floods or terrorist acts that may be uninsurable or may be too expensive to justify insuring against. As a result, we may not be successful in obtaining insurance without increases in cost or decreases in coverage levels. In addition, we may carry insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of our lost investment or that of hotel owners, or in some cases could also result in certain losses being totally uninsured. As a result, we could lose all, or a portion of, the capital we have invested in a property, as well as the anticipated future revenue from the property.

          Risks relating to acts of God, terrorist activity and war could reduce the demand for lodging, which may adversely affect our revenues. Acts of God, such as natural disasters and the spread of contagious diseases, in People’s Republic of China where we own and manage can cause a decline in the level of business and leisure travel and reduce the demand for lodging. Wars (including the potential for war), terrorist activity (including threats of terrorist activity), political unrest and other forms of civil strife and geopolitical uncertainty can have a similar effect. Any one or more of these events may reduce the overall demand for hotel rooms and corporate apartments, or limit the prices that we are able to obtain for them, both of which could adversely affect our revenues.

          The loss of key management personnel could harm our business and prospects.  We depend on key personnel who may not continue to work for us. Our success substantially depends on the continued employment of certain executive officers and key employees, particularly Zhi Ying Chang, Godfrey Chin Tong Hui, Hon Ming Wong and Tim Gao. The loss of services of these or other key officers or employees could harm our business. If any of these individuals were to leave our company, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience.

          Because our assets are located overseas, stockholders may not receive distributions that they would otherwise be entitled to if we were declared bankrupt or insolvent.  Our assets are, for the most part, located in the PRC.  Because the Company’s assets are located overseas, the assets of the Company may be outside of the jurisdiction of U.S. courts to administer if the Company was the subject of an insolvency or bankruptcy proceeding.  As a result, if the Company was declared bankrupt or insolvent, the Company’s stockholders may not receive the distributions on liquidation that they are otherwise entitled to under U.S. bankruptcy law.

          The market for the company’s common stock is illiquid.  The Company’s common stock is traded on the Over-the-Counter Bulletin Board.  It is thinly traded compared to larger more widely known companies in its industry.  Thinly traded common stock can be more volatile than stock trading in an active public market.  The Company cannot predict the extent to which an active public market for its common stock will develop or be sustained.

Risks related to doing business in the PRC

          Our operations are primarily located in China and may be adversely affected by changes in the policies of the Chinese government.  The political environment in the PRC may adversely affect the Company’s business operations.  The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China.  In recent years, however, the government has introduced reforms aimed at creating a “socialist market economy” and policies have been implemented to allow business enterprises greater autonomy in their operations.  Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reforms program, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment.  These effects could substantially impair the Company’s business, profits or prospects in China.  Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

          The Chinese government exerts substantial influence over the manner in which the company must conduct its business activities.  The PRC only recently has permitted greater provincial and local economic autonomy and private economic activities.  The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof, and could require the Company to divest the interests it then holds in Chinese properties or joint ventures.  Any such developments could have a material adverse effect on the business, operations, financial condition and prospects of the Company.

          Future inflation in China may inhibit economic activity in china and adversely affect the Company’s operations.  In recent years, the Chinese economy has experienced periods of rapid expansion and within which some years with high rates of inflation and deflation, which have led to the adoption by the PRC government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation.  While inflation has moderated since 1995, high inflation may in the future cause the PRC government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby adversely affect the Company’s business operations and prospects in the PRC.

          We may be restricted from freely converting the Renminbi to other currencies in a timely manner.  The Renminbi is not a freely convertible currency at present.  The Company receives nearly all of its revenue in Renminbi, which may need to be converted to other currencies, primarily U.S. dollars, and remitted outside of the PRC.  Effective July 1, 1996, foreign currency “current account” transactions by foreign investment enterprises, including Sino-foreign joint ventures, are no longer subject to the approval of State Administration of Foreign Exchange (“SAFE,” formerly, “State Administration of Exchange Control”), but need only a ministerial review, according to the Administration of the Settlement, Sale and Payment of Foreign Exchange Provisions promulgated in 1996 (the “FX regulations”).  “Current account” items include international commercial transactions, which occur on a regular basis, such as those relating to trade and provision of services.  Distributions to joint venture parties also are considered a “current account transaction.”  Other non-current account items, known as “capital account” items, remain subject to SAFE approval.  Under current regulations, the Company can obtain foreign currency in exchange for Renminbi from swap centers authorized by the government.  The Company does not anticipate problems in obtaining foreign currency to satisfy its requirements; however, there is no assurance that foreign currency shortages or changes in currency exchange laws and regulations by the Chinese government will not restrict the Company from freely converting Renminbi in a timely manner.  If such shortages or change in laws and regulations occur, the Company may accept Renminbi, which can be held or re-invested in other projects.

          Future fluctuation in the value of the Renminbi may negatively affect the Company’s ability to convert its return on operations to u.s. dollars in a profitable manner and its sales globally.  Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including U.S. dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system.  Since 1994, the value of the Renminbi relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. dollar.  Countries, including the U.S., have argued that the Renminbi is artificially undervalued due to China’s current monetary policies and have pressured China to allow the Renminbi to float freely in world markets.

          If any devaluation of the Renminbi were to occur in the future, the Company’s returns on its operations in China, which are expected to be in the form of Renminbi, would be negatively affected upon conversion to U.S. dollars.  The Company intends to have most future payments, if outside of China, to be denominated in U.S. dollars.  If any fluctuation in the value of the Renminbi were to occur in the future, the value of the Company’s services in China may be negatively affected.

          We may be unable to enforce its rights due to policies regarding the regulation of foreign investments in China.  The PRC’s legal system is a civil law system based on written statutes in which decided legal cases have little value as precedents, unlike the common law system prevalent in the United States.  The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises.  As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter.  China’s regulations and policies with respect to foreign investments are evolving.  Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published.  Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis.  The uncertainties regarding such regulations and policies present risks that the Company will not be able to achieve its business objectives.  There can be no assurance that the Company will be able to enforce any legal rights it may have under its contracts or otherwise.

          Risks from the recent outbreak of severe acute respiratory syndrome in various parts of mainland China, Hong Kong and elsewhere.  Since early 2003, Mainland China, Hong Kong and certain other countries, largely in Asia, have been experiencing an outbreak of a new and highly contagious form of atypical pneumonia, now known as severe acute respiratory syndrome, or SARS.  This outbreak has resulted in significant disruption to the lifestyles of the affected population and business and economic activity generally in the affected areas.  Areas in Mainland China that have been affected include areas where the Company has business and management operations.  Although the outbreak is now generally under control in China, the Company cannot predict at this time whether the situation may again deteriorate or the extent of its effect on the Company’s business and operations.  The Company cannot assure that this outbreak, particularly if the situation worsens, will not significantly reduce the Company’s hotel and travel related revenues, disrupt the Company’s staffing or otherwise generally disrupt the Company’s operations, result in higher operating expenses, severely restrict the level of economic activity generally, or otherwise adversely affect products, services and usage levels of the Company’s services in affected areas, all of which may result in a material adverse effect on the Company’s business and prospects.

Internet Address and Company SEC Filings

          Our internet address is www.tedatravelgroup.com. On this website,  we provide a link to our electronic SEC filings, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to these reports. All such filings are available free of charge and are available as soon as reasonably practicable after filing.

ITEM 3.     LEGAL PROCEEDINGS

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.     MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

Market Information and Dividends

Our common stock is listed on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “TTVL”. The high and low bid intra-day prices of the common stock were not  reported on the OTCBB for the time  periods  indicated on the table below.  Accordingly, the Company has set forth the high and low bid closing prices of our common stock as reported on the OTCBB.  Further, the sales prices listed below represent  prices between dealers without adjustments for retail markups, breakdown or commissions and they may not represent actual transactions. The range of prices of our common stock for each quarterly period within the last two years are as follows:

Stock Price
2003		Low		High
	First quarter	$ 0.40		$ 1.00
	Second quarter	$ 0.40		$ 1.60
	Third quarter	$ 0.80		$ 1.20
	Fourth quarter	$ 0.80		$ 2.00
2004
	First quarter	$ 1.20		$ 4.80
	Second quarter	$ 1.75		$ 6.00
	Third quarter	$ 0.60		$ 6.00
	Fourth quarter	$ 1.80		$ 4.00

     The stock price in 2003 has been adjusted to reflect a 40:1 forward split effected on March 11, 2004.

     At March 30, 2005, there were 21,667,887 shares of Common Stock outstanding held by 149 shareholders of record. Our Common Stock is traded on the Over-the-Counter Bulletin Board.  The year-end closing price for our stock was $2.75 on December 31, 2004, and $1.75 on March 30, 2005.

     The Company has not paid any cash dividends on its common stock since its inception. The Company presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. Future dividend policy will depend on the Company’s earnings, capital requirements, expansion plans, financial condition and other relevant factors.

          The Company does not have any equity compensation plans as of December 31, 2004.

          Until the  Company’s  shares  qualify for  inclusion in the NASDAQ  system,  the public  trading,  if  any,  of the  Company’s  common  stock  will be on the OTC Bulletin Board.  As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of the common  stock offered.  The  Company’s  common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”),  commonly referred to as the “penny stock rule.” Section 15(g) sets forth certain  requirements  for  transactions  in penny  stocks,  and  Rule  15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange  Act.  The SEC  generally  defines  a “penny  stock”  to be any  equity security  that has a market price less than $5.00 per share,  subject to certain exceptions. If the Company’s common stock is deemed to be a penny stock, trading in the shares  will be subject to  additional  sales  practice  requirements  on broker-dealers who sell penny stock to persons other than established  customers and  accredited  investors.  “Accredited  investors”  are persons with assets in excess of $1,000,000 or annual income  exceeding  $200,000 or $300,000  together with their spouse. For transactions covered by these rules,  broker-dealers must  make a special  suitability  determination for the purchase of such security and must  have the  purchaser’s  written  consent  to the  transaction  prior to the purchase.  Additionally,  for any  transaction  involving a penny stock,  unless exempt,  the rules require the delivery,  prior to the first  transaction,  of a risk  disclosure  document,  prepared  by the SEC,  relating  to the penny stock market. A broker-dealer  also must disclose the commissions  payable to both the broker-dealer and the registered representative,  and current quotations for the securities.  Finally,  monthly  statements must be sent disclosing  recent price information  for the penny  stocks  held in an account  and  information  on the limited  market in penny  stocks.  Consequently,  these rules may  restrict  the ability of  broker-dealers  to trade and/or  maintain a market in the  Company’s common stock and may affect the ability of the  Company’s  shareholders  to sell their shares.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATION

CAUTIONARY STATEMENTS

     The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto included in Part II, Item 7 of this Report. All amounts are expressed in U.S. dollars.

     The following discussion regarding the Company and its business and operations contains “forward-looking statements” within the meaning of Private Securities Litigation Reform Act 1995. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements, including the risk factors discussed in this Report.  The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward looking statements.

OVERVIEW

          The Company is a Delaware corporation incorporated on September 10, 1993. It has since engaged in various ventures and was led by numerous different management teams. The most recent prior operation was known as Acola Corp. (“Acola”), which came into being on October 12, 2001. Acola was formed to attempt to distribute an anti-cancer drug in Mexico, where it was unable to secure enough capital to obtain the exclusive distribution rights to the drug and has no business since 2002.

          On March 10, 2004, Teda Travel Incorporated, a Florida Corporation (“Teda Florida”), entered into a Share Exchange Agreement (“Exchange Agreement”) with its wholly owned subsidiary, Teda Hotels Management Company Limited, a British Virgin Islands Corporation (“Teda BVI”) and Acola. The Exchange Agreement set forth certain terms and conditions of the exchange by which the entire issued share capital of Teda BVI are transferred to that of Acola in exchange for approximately 86% of the issued share capital of Acola. The closing of the Transaction occurred on March 12, 2004. On the closing date, pursuant to the Exchange Agreement, all of Acola’s existing officers and directors, except Mr. James N. Baxter, resigned and all the directors of Teda Florida were elected on the Board of Acola. Mr. James N. Baxter resigned on March 30, 2004. In order to better reflect the new operations of the Company, the Company amended its certificate of incorporation to change its name to that of Teda Travel Group, Inc. on April 20, 2004.

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

          The Company primarily earns its revenues through the provision of management services, including training and consulting services, to hotels and resorts in the People’s Republic of China through its wholly-owned operating subsidiaries, Teda BVI, and Teda Hotels Management Limited, a Hong Kong corporation, as well as a 60%-owned subsidiary purchased through an acquisition closed in November 8, 2004, Landmark International Hotel Group Limited.

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

          Revenues are derived from the Company’s provision of management services to hotels and resorts which include management fees and incentive fees from the properties that it manages, pursuant to the terms and conditions of its management contracts.  Each of the hotels and resorts is managed under a management contract with terms varying from 2-10 years.  As of December 31, 2004, the Company manages 13 hotels rooms located in various parts of China, encompassing an aggregate of 2,695 rooms.

          Under its management contracts with each of the hotel and resort properties, the Company is responsible for the supervision and day-to-day operations of the property in exchange for a basic management fee based on gross revenues. In addition, the Company may also earn an incentive fee based upon gross operating profits of the property managed.

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

(iii) Foreign Currency Translation

The Company’s assets and liabilities that are denominated in foreign currencies are translated into the currency of United States dollars using the exchange rates at the balance sheet date.  For revenues and expenses, the average exchange rate during the year was used to translate Hong Kong dollars and Chinese Renminbi into United States dollars.  The translation gains and losses resulting from changes in the exchange rate are charged or credited directly to the stockholders’ equity section of the balance sheet when material.  All realized and unrealized transaction gains and losses are included in the determination of income in the period in which they occur.  Translation and transaction gains and losses are included in the statement of operations because they are not material as of December 31, 2004.

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

CONSOLIDATED RESULTS OF OPERATIONS

Comparing Fiscal Years Ended December 31, 2004 and 2003:

          Revenue.  Revenues for the fiscal year ended December 31, 2004 were $568,391 as compared to revenues of $396,794 for the fiscal year ended December 31, 2003, an increase of $171,597, or 43%. The increase was mainly due to combination of results of the revenue of a newly-acquired subsidiary since November 8, 2004, in addition to the fact that our managed hotels recorded improved results in the year. Tianjin International Club and Tianjin Teda Hotel & Club recorded a 44.3% increase and 8.2% increase in gross revenue when compared to 2003 revenue, thus increasing the management fee for the year.

          During the fiscal years ended December 31, 2004 and 2003, the Company received $461,324 and $204,420, which amounts accounted for 81% and 52% of revenues, respectively, from two properties managed by the Company that are owned by the Company’s Joint Venture Partner.

          Other Selling, G&A expenses.  Other selling, G&A expenses for fiscal years ended December 31, 2004 and 2003 were $263,314 as compared to $344,446 respectively, showing a decrease of $81,132 or 24%.  The decrease is due to continuous cost containment measures implemented by the Company. In addition, an office set up in Shenzhen, PRC in March 2003 for business development and property management in China was closed in late 2003, therefore reducing overall expense outlays when comparing to 2004.

          Loss from Operations.  The Company recorded a loss of $3,684,962 from operations for the fiscal year ended December 31, 2004 as compared to a loss of $65,436 in the fiscal year ended December 31,

2003.  The increase in loss from operations is due largely to the non-recurring cost of stock issued for services that amounted to $2,785,721 principally related to the share exchange transaction which closed on March 12, 2004, in addition to about $737,752 recorded for issuance to other consultants of the Company during the year, which is partially offset by growth in revenues from the property management business.

          Other income. The Company recorded equity loss of the Real Estate Joint Venture of $792,815 for the fiscal year ended December 31, 2004 as compared to an equity earnings of $51,408 for the fiscal year ended December 31, 2003.  The results are mainly contributed to the fact that most apartments were already sold in 2003 and additional interest costs borne by the affiliate to engage in new projects as explained in aforementioned sections.

          Net Loss. The Company had a net loss for the fiscal year ended December 31, 2004 of $4,516,397 as compared to net loss of $40,654 for the fiscal year ended December 31, 2003, an increase of $4,475,743. The increase in net loss from Operations reflected the non-recurring cost of stock issued for services that amounted to $2,785,721 principally related to the share exchange transaction which closed on March 12, 2004, which is partially offset by growth in revenues from the property management operations, and expenses incurred in relation to business development in the People’s Republic of China. The Company’s management anticipates that these business development activities in the People’s Republic of China will be significantly reduced in the near future.

          Income tax. The Company derives its hotel management income in the People’s Republic of China and is subject to withholding tax in the People’s Republic of China depending upon the province in which a particular hotel is located.  Income tax expenses the Company charged to the consolidated income statement for the fiscal year ended December 31, 2004 were $37,024 as compared to $23,795 for the year ended December 31, 2003, a increase of $13,229, or 56%. The increase in income tax provision coincides with increase in property management revenue recorded.

CONSOLIDATED FINANCIAL CONDITION

          Liquidity and Capital Resources.

          The principal sources of cash of the Company have been:
          -     Receipts of management fee income from the hotels it manages
          -     Loans from shareholders
          -     Proceeds from issuance of stock

          We do not have any credit facilities with financial institutions and do not foresee arranging one in the immediate future. The status of the capital markets can be volatile and any changes in capital market conditions may have adverse impact on our ability to execute our announced growth plans. Therefore, we expect that a majority of our financing and liquidity needs will continue to be met through access to loans from our major shareholders and receipts of property management fees in the near term.

          Operations. For the fiscal year ended December 31, 2004, the Group’s operations generated/ (utilized) resources of $80,111, as compared to utilizing $84,638 for the fiscal year ended December 31, 2003. The increase in cash generated is mainly attributable to increase in gross property management income received and continuous cost containment measures imposed by the Company.

          Investing. We continually seek opportunities to enter new markets, increase market share or broaden service offerings through acquisitions. During the fiscal years ended December 31, 2004 and 2003, additions to property, plant and equipment aggregated $44,034 and $18,650, respectively. The Company has no significant capital expenditure commitments outstanding at December 31, 2004.

          Financing. During the fiscal year ended December 31, 2004, we received loans of $427,597 from our principal shareholder, Magnolia Group Holdings Limited, to finance our working capital needs. Other than that, the changes in financing activities are not material when comparing to that of 2003.

          The Company does not foresee a major outlay for capital expenditures and other reasonably likely cash requirements apart from those arising from its day-to-day operations. Fluctuations in the values of hotel real estate generally have little impact on the overall results of our business because (1) we do not own the hotels that we manage; (2) management fees are generally based upon hotel revenues and profits versus current hotel property values; and (3) our management agreements generally do not terminate upon hotel sale. We are essentially a debt-free company and therefore have no financial obligations, except from loans from our major shareholder which is renewable on an annual basis.

FINANCIAL OUTLOOK & GOING CONCERN

As of December  31,  2004,  the Company is reliant  upon the cash flows from its operations and advances from its major shareholder.  The Company does not have any other material external sources of liquidity.

The Company has attempted to implement various measures designed to improve its operating results, cash flows and financial position,  including the following:

- The Company has reviewed  its operations, and has revised its acquisition plan to reduce cash outlay on acquisitions;

- The Company focuses its acquisitions efforts on cash-flow positive companies to reduce immediate cash injection to the acquired entities;

- The Company has focused its efforts on containing expense outlays for general and administrative purposes;

- The Company is attempting to increase its operating liquidity by exploring the availability of outside debt and equity financing, to the extent such funding is available under reasonable terms and conditions.

There can be no assurances  that these measures will result in an improvement in the  Company’s  operations  or  liquidity.  To the  extent  that  the  Company’s operation and liquidity  does not improve,  the Company may be forced to reduce operations to a level consistent with its available  working capital  resources.

               As a  result  of these  factors,  the  Company’s  independent  accountants  have expressed  substantial  doubt about the Company’s ability to continue as a going concern. The accompanying  consolidated  financial statements have been prepared assuming that the Company will continue as a going concern,  which  contemplates the  realization  of assets and the  satisfaction  of  liabilities in the normal course of business.  The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement  values, and do not include any adjustments that might result from the outcome of this uncertainty.

MATERIAL SUBSEQUENT EVENT

None.

OFF BALANCE SHEET ARRANGEMENTS

          We do not have any off balance sheet arrangements.

IMPACT OF FUTURE ADOPTION OF ACCOUNTING STANDARDS

FAS No. 123 (revised 2004), “Share-Based Payment”

     In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123R”), which is a revision of FAS No. 123, “Accounting for Stock-Based Compensation.” FAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS No. 95, “Statement of Cash Flows.” We will adopt FAS No. 123R at the beginning of our 2005 first quarter.

     FAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values. The grant-date fair value of employee share options and similar instruments will be estimated using an option-pricing model adjusted for any unique characteristics of a particular instrument. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

     We cannot currently estimate that adoption of FAS No. 123R on the expense since we have no share-based payment compensation plans at this moment.

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements are attached at the end of this document.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND  FINANCIAL DISCLOSURE.

     None

ITEM 8A.   CONTROLS AND PROCEDURES

          We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

          The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer of the Company.

Name	Age	Position

Zhi Ying Chang	50	Chairwoman of the Board

Godfrey Chin Tong Hui	44	Director and Chief Executive Officer

Hon Ming Wong	34	Director and Chief Financial Officer

          DIRECTORS AND OFFICERS

          Zhi Ying Chang has been the Chairwoman of the Board of the Company since April 2002. Ms. Chang, along with the Chief Executive Officer of the Company, Godfrey Hui Chin Tong, also serves as the Group General Manager of Tianjin Teda International Hotel Development Limited, a corporation owned by the Tianjin provincial government and formed under the laws of the People’s Republic of China and a joint venture partner of the Company (the “Company’s Joint Venture Partner”), where she has been responsible for day-to-day management and business development since 1998. The Company’s Joint Venture Partner owns 65% of a real estate joint venture with the Company by the name of Tianjin Yide Industrial Company Limited (formerly Tianjin Yide Real Estate Company Limited), a People’s Republic of China corporation (the “Real Estate Joint Venture”). See, Item 2, “Properties,” and Item 12, “Certain Relationships and Related Transactions.” In addition, the Company’s Joint Venture Partner is the beneficial owner of 8.2% of the Company’s outstanding common stock. See, Item 11, “Security Ownership of Certain Beneficial Owners and Management.” Ms. Chang also serves as a member of the Board of Directors of the Real Estate Joint Venture. In addition, Ms. Chang currently serves as counselor for both the Tourism Association of China and the Tourism Association of Tianjin, China. Ms. Chang has a background in engineering and utilized that background on behalf of the Tianjin Economic and Technological Development Area (“TEDA”). See, Item 1, “Business.” Beginning in 1986, Ms. Chang was responsible for all utility plants and supplies in TEDA until 1993, when she transferred to head the hotel division of TEDA. Ms. Chang holds a Masters Degree in Business Administration from the State University of Singapore.

     Godfrey Chin Tong Hui has been a Director and the Chief Executive Officer of the Company since April 2002. Prior to this time, beginning in March 2000, Mr. Hui worked to establish Teda Hotels Management Limited, a Hong Kong corporation which is now one of the two wholly-owned operating subsidiaries of the Company. See, Item 1, “Business.” Mr. Hui, along with the Chairwoman of the Company, Zhi Ying Chang, also serves as a member of the Board of Directors of the Real Estate Joint Venture. See, Item 2, “Properties.” Mr. Hui began his career in the hotel industry in 1985 and has worked for several international and regional hotel groups, becoming one of the top hotel professionals in the Greater China Area. From November 1998 through March 2000, Mr. Hui was responsible for management and financial issues at Hopewell Holdings Limited, where he worked in various capacities, including Director of Operations, Finance and Development of the Hotel Division, Executive Assistant to the Chairman, Chairman of the Executive Committee, Group Financial Controller and Executive Director of the Hopewell Hospitality Company Limited. From June 1993 through November 1998, Mr. Hui was involved in hotel management for Mega Hotels Management Limited, where he served as Director of Finance, Development and Operations. Mr. Hui holds a Bachelors Degree in Business Management and a Masters Degree in Finance and Investment.

     Hon Ming Wong has been a Director and Chief Financial Officer of the Company since November 2003. Mr. Wong obtained a bachelor degree in Accountancy in 1992 and a MBA in 1999, he is also a Certified Public Accountant in Hong Kong and is a member with the Association of Chartered Certified Accountants and the Hong Kong Institute of Certified Public Accountants. He worked in Ernst & Young and Price Waterhouse from 1992 to 1997. Prior to joining the Group, he was Controller of companies  in the telecom industry, one of which has been listed on the OTC Bulletin Board since 2002, and the other operates in China with an asset base of over $50M and 7 regional offices, thus has accumulated a wealth of knowledge in auditing, financial reporting and analysis.

          The directors named above will serve until the next annual meeting of our stockholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists. There is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.

          There is no family relationship among any of our directors and executive officers.

     COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     The Securities and Exchange Commission has implemented a rule that requires companies to disclose information with respect to reports that are required to be filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by directors, officers and 10% shareholders of each company, if any of those reports are not filed timely. To the Company’s knowledge, based solely on a review of the copies of the reports furnished to the Company, (a) each of the Company’s directors, officers or 10% shareholders have failed to file a Form 3, Initial Statement of Beneficial Ownership of Securities, on a timely basis and (b) Magnolia Group Holdings Limited, a corporation registered in the British Virgin Islands and the owner of 6,245,070 shares of the Company’s common stock or 28.8% of the Company (“Magnolia”), has failed to file a Form 4, Statement of Changes of Beneficial Ownership of Securities, on a timely basis. The Company is currently assisting its directors, officers and 10% shareholders to become current in their respective required Section 16 filings.

CODE OF ETHICS

          We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.   Such code of ethics will be provided to any person without charge, upon request, a copy of such code of ethics by sending such request to us at our principal office.

AUDIT COMMITTEE FUNCTIONS

          Our board of directors does not have a standing  audit  committee  and our board as a whole performs all audit committee functions,  including oversight of our independent registered public accountants and oversight of our management on matters  relating to accounting,  financial  reporting and disclosure,  internal controls and compliance with laws,  regulations and corporate policies.  None of the members of the board of  directors  is  “independent”  as defined  under the rules of the NASDAQ Stock Market. The board of directors has determined that Mr. Wong qualifies as an “audit  committee  financial  expert” as defined by the SEC.

ITEM 10.     EXECUTIVE COMPENSATION.

     The following table summarizes all compensation paid by the Company in each of the last three fiscal years to the Company’s Chief Executive Officer.  None of the Company’s other executive officers currently serving as such had annual compensation exceeded $100,000 (U.S.) in any of the last three fiscal years.

Name and	Annual Compensation (all in $U.S.)					Long Term Compensation

Principal Position	Year	Salary	Bonus	Other		Pension

Godfrey Chin Tong Hui,	2004	76,923	6,410	14,384	(1)	1,667(2)
Chief Executive Officer	2003	76,923	6,410	14,384		1,667(2)
	2002	76,923	6,410	11,538		1,667(2)

(1)     This amount was paid by the Company as a tax allowance for personal income taxes paid by Mr. Chin Tong Hui for the tax year 2004.

(2)     This amount was contributed by the Company into a mandatory pension fund to the benefit of the individual

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of the close of business on April 8, 2004 , (a) the name of, and the number of shares beneficially owned by, each person known by the Company to be the beneficial owner of more than 5% of the Company’s Common Stock, and (b) the number of shares of Common Stock owned by each executive officer and director and all executive officers and directors as a group, together with their respective percentage holdings of such shares:

NAME AND ADDRESS OF BENEFICIAL OWNER(1)	AMOUNT OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS OF STOCK OUTSTANDING

Zhi Ying Chang	0	(2)	0.00	%(2)

Godfrey Hui Chin Tong	12,650,031	(3)	58.4	%(3)

Hon Ming Wong	143,400		0.7%

All Officers and Directors as a Group (three persons)	12,793,431	(2)(3)	59.0	%(2)(3)

Magnolia Group Holdings Limited(4)	6,245,070	(3)	28.8	%(3)

(1)     The address of the directors and officers of the Company listed above is Suite 2102, Chinachem Century Tower, 178 Gloucester Road, Wanchai, Hong Kong.

(2)     Zhi Ying Chang, the Chairwoman of the Board of the Company, also serves as the Group General Manager of Tianjin Teda International Hotel Development Limited, a corporation owned by the Tianjin provincial government and formed under the laws of the People’s Republic of China and a joint venture partner of the Company (the “Company’s Joint Venture Partner”). See Item 2, “Properties,” Item 9 “Directors and Executive Officers” and Item 12, “Certain Relationships and Related Transactions.”

(3)     Godfrey Chin Tong Hui, a Director and the Chief Executive Officer of the Company owns 100% of the issued and outstanding common stock of his personal holding company, New Nature Development Limited (“New Nature”), which in turn is the record owner of 367,821 shares of the Company’s common stock, or 1.7% of the Company.

     Mr. Hui also owns 1% of the issued and outstanding shares of, and is a director of, Magnolia Group Holdings Limited (“Magnolia”).  Magnolia owns 6,245,070 shares of the Company’s common stock, or 28.8% of the Company. See Item 1, “Business.” Because Mr. Hui Chin Tong is a director of Magnolia, he might be deemed to have or share investment control over Magnolia’s portfolio.

(4)     The address of Magnolia Group Holdings Limited is Unit 1602, Malaysia Building, 50 Gloucester Road, Wanchai, Hong Kong.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In January 2002, the Company acquired a 35% interest in a real estate joint venture by the name of Tianjin Yide Industrial Company Limited (formerly Tianjin Yide Real Estate Company Limited), a People’s Republic of China corporation (the “Real Estate Joint Venture”). The Company’s joint venture partner is Tianjin Teda International Hotels Development Company Limited, a corporation owned by the Tianjin provincial government and formed under the laws of the People’s Republic of China (the “Company’s Joint Venture Partner”), which joint venture partner is the beneficial owner of 4.0% of the Company through Teda Hotel Management Pte Limited, a limited corporation formed in Singapore.  The Company’s share of equity loss for 2004 from the Real Estate Joint Venture was $792,815.

     During each of the fiscal years ended December 31, 2004 the Company paid $30,769 to New Nature Development Limited (“New Nature”) for hotel management consulting services. Godfrey Chin Tong Hui, a Director and the Chief Executive Officer of the Company, is the controlling shareholder of New Nature.

          Godfrey Chin Tong Hui, a Director and the Chief Executive Officer of the Company owns 100% of the issued and outstanding common stock of New Nature Development Limited (“New Nature”). New Nature owns 367,821 shares of the Company’s common stock, or 1.7% of the Company.  Mr. Hui also owns 1% of the issued and outstanding shares of, and is a director of, Magnolia Group Holdings Limited (“Magnolia”). Magnolia owns 6,245,070 shares of the Company’s common stock, or 28.8% of the Company, as a result of the reverse merger of the Company with Teda Hotels Management Company

Limited in July 2002, conversion of a Convertible Promissory Note on March 18, 2004 and distribution of stock effected in January 2005.

          During the years ended December 31, 2004 and 2003, the Company received management revenue of $461,324 and $327,381, respectively from two properties it manages that are owned by shareholders.

          During the years ended December 31, 2004 and 2003, the Company paid rent of $35,345 and $19,582, respectively for office space leased from a director and stockholder.

SUBSEQUENT EVENTS

          On January 4, 2005, the Company entered into an agreement to acquire 55% equity interest in Shanghai Bowking Hotel Management Company Limited for $242,000 of which $121,000 was payable in cash and $121,100 was payable in the form of 48,440 restricted common shares of the Company valued at a fair value of $121,100.  The Company expects to complete the acquisition in the second quarter of 2005.

PART IV

ITEM 13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	Exhibits and Financial Statements and Schedules

	(1)	Financial Statements and Schedules: See Attached.

	(2)	Exhibits: See Exhibit Index.

(b)	Reports on Form 8-K

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for each of Fiscal Year 2003 and Fiscal Year 2004 for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in our Form 10-QSBs and other services provided by the accountant in connection with statutory and regulatory filings are as follows: Fiscal Year 2003: $12,800; Fiscal Year 2004: $44,137.

AUDIT RELATED FEES

The aggregate fees billed for each of Fiscal Year 2003 and Fiscal Year 2004 for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financials statements are as follows:  Fiscal Year 2003: $NIL; Fiscal Year 2004: $NIL.

TAX FEES

The aggregate fees billed for each of Fiscal Year 2003 and Fiscal Year 2004 for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning are as follows:  Fiscal Year 20032: $NIL; Fiscal Year 2004: $NIL.

ALL OTHER ACCOUNTANT FEES

The aggregate fees billed for each of Fiscal Year 2003 and Fiscal Year 2004 for other professional services rendered by our principal accountants are as follows:  Fiscal Year 2003: $NIL Fiscal Year 2004: $NIL.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

TEDA TRAVEL INCORPORATED

Date: April 12, 2005	By:	/s/ Godfrey Chin Tong Hui

Godfrey Chin Tong Hui, CEO

          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Zhi Ying Chang	Chairwoman of the Board	April 12, 2005

Zhi Ying Chang

/s/ Godfrey Chin Tong Hui	Director and Chief Executive Officer	April 12, 2005

Godfrey Chin Tong Hui

/s/ Hon Ming Wong	Director and Chief Financial Officer	April 12, 2005

Hon Ming Wong

TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2004

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

PAGE	F-4	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

PAGES	F-6 – F-16	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
 Teda Travel Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Teda Travel Group, Inc. and subsidiaries as of December 31, 2004, and the related statements of operations, changes in stockholders’ equity and cash flows for the two years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Teda Travel Group, Inc. and subsidiaries as of December 31, 2004 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 13 to the consolidated financial statements, the Company had a net loss of $4,516,397, an accumulated deficit of $4,002,319, a working capital deficiency of $3,509,359 and used cash in operations of $253,222.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning this matter are also described in Note 13.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida
March 28, 2005

TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2004

ASSETS
CURRENT ASSETS
Cash	$66,742
Accounts receivable, net	159,502
Prepaid expenses and other current assets	86,858
Due from director	30,396

Total Current Assets	343,498

PROPERTY AND EQUIPMENT, NET	46,409

OTHER ASSETS
Intangible license rights, net	663,630
Investment in affiliate	2,869,053

Total Other Assets	3,532,683

TOTAL ASSETS	$3,922,590

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$138,630
Capital lease payable	9,359
Due to affiliate	3,685,958
Due to related party	18,910

Total Current Liabilities	3,852,857

LONG-TERM LIABILITIES
Capital lease payable	12,479

Total Long-Term Liabilities	12,479

TOTAL LIABILITIES	3,865,336

MINORITY INTEREST	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 21,667,887 shares issued and outstanding	21,668
Additional paid-in capital	4,612,757
Deferred stock compensation	(574,852)
Accumulated deficit	(4,002,319)

Total Stockholders’ Equity	57,254

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,922,590

See accompanying notes to consolidated financial statements.

TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2004

REVENUE, NET	$568,391	$396,794

EXPENSES
Stock issued for services	3,523,473	-
Professional fees	221,716	-
Payroll	244,850	117,784
Other selling, general and administrative	263,314	344,446

Total Expenses	4,253,353	462,230

LOSS FROM OPERATIONS	(3,684,962)	(65,436)

OTHER INCOME (EXPENSE)
Equity in earnings of affiliate	(792,815)	51,409
Loss on disposal of property and equipment	-	(3,202)
Interest expense	(2,358)	-
Other expense	(833)	-
Other income	1,595	370

Total Other Income (Expense)	(794,411)	48,577

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(4,479,373)	(16,859)
Minority interest	-	-
Income taxes	37,024	23,795

NET LOSS	$(4,516,397)	$(40,654)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.22)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	20,574,100	17,853,578

See accompanying notes to consolidated financial statements.

TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Preferred Stock		Common Stock		Additional Paid-In	Deferred Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total

Balance, December 31, 2002	-	$-	17,853,578	$17,854	$(17,754)	$-	$554,732	$554,832

Net loss, 2003	-	-	-	-	-	-	(40,654)	(40,654)

Balance, December 31, 2003	-	-	17,853,578	17,854	(17,754)	-	514,078	514,178

Stock issued in reverse merger	-	-	1,037,972	1,038	(1,038)	-	-	-

Stock issued for services	-	-	1,861,337	1,861	1,878,089	-	-	1,879,950

Stock issued for services	-	-	20,000	20	59,980	-	-	60,000

Stock issued for services	-	-	115,000	115	344,885	(129,375)	-	215,625

Stock issued for services	-	-	30,000	30	89,970	(33,750)	-	56,250

Stock issued for services	-	-	40,000	40	119,960	-	-	120,000

Stock issued for services	-	-	180,000	180	539,820	(202,500)	-	337,500

Stock issued for services	-	-	50,000	50	149,950	(65,227)	-	84,773

Stock issued to officer for services	-	-	200,000	200	599,800	-	-	600,000

Stock issued for purchase of subsidiary	-	-	200,000	200	535,800	-	-	536,000

Stock issued for services	-	-	80,000	80	215,920	(144,000)	-	72,000

Warrants issued for services	-	-	-	-	97,375	-	-	97,375

Net loss, 2004	-	-	-	-	-	-	(4,516,397)	(4,516,397)

BALANCE, DECEMBER 31, 2004	-	$-	21,667,887	$21,668	$4,612,757	$(574,852)	$(4,002,319)	$57,254

See accompanying notes to consolidated financial statements.

TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,516,397)	$(40,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49,726	5,890
Stock issued for services	3,523,473	-
Loss on disposal of property and equipment	-	3,202
Provision for bad debts	21,805	21,556
Earnings in affiliate	792,815	(48,534)
(Increase) decrease in:
Prepaid expenses	(31,503)	(52,466)
Accounts receivable	(92,798)	66,390
Increase (decrease) in:
Accounts payable and accrued expenses	(343)	(40,022)

Net Cash Used In Operating Activities	(253,222)	(84,638)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiary	(166,667)	-
Purchase of property and equipment	(12,165)	(18,650)

Net Cash Used In Investing Activities	(178,832)	(18,650)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from related parties	13,547	2,489
Due from directors	(30,396)	6,659
Proceeds from notes payable	179,058	-
Loan from affiliate	427,597	-
Payments on capital leases	(10,031)
Payments on notes payable	(179,058)	(131,064)

Net Cash Provided By (Used In) Financing Activities	400,717	(121,916)

DECREASE IN CASH AND CASH EQUIVALENTS	(31,337)	(225,204)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	98,079	323,283

CASH AND CASH EQUIVALENTS - END OF YEAR	$66,742	$98,079

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$2,358	$-

Cash paid for income taxes	$27,665	$26,037

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 2004, the Company exchanged 200,000 shares of common stock with a fair value of $536,000 for 60% of the common stock of Landmark.

During 2004, the Company acquired property and equipment under a capital lease for $31,869.

See accompanying notes to consolidated financial statements.

TEDA TRAVEL INCORPORATED AND SUBSIDIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Nature of Operations and Organization and Basis of Presentation

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

Teda Hotels Management Company, Limited was incorporated in the British Virgin Islands on June 23, 2001.

Teda Hotels Management, Limited was incorporated in Hong Kong on July 28, 2000.

The Company provides management services for hotels and resorts located in China and invests in real estate through its joint venture in China.

(B) Principles of Consolidation

The accompanying consolidated financial statements for 2004 include the accounts of Teda Travel Group, Inc. from the date of merger and Teda Hotels Management Company, Limited and its wholly owned subsidiaries Teda Hotels Management Limited, Teda BVI, Teda Beijing, Ltd. and its 60% owned subsidiary Landmark International Hotel Group, Ltd. (“Landmark”) from November 8, 2004.  During 2003, the consolidated financial statements include the accounts of Teda Hotels Management Company, Ltd. and its wholly owned subsidiaries Teda Hotels Management, Ltd. and Teda BVI, which are hereafter referred to as (the “Company”).  The Company accounts for its 35% investment in a joint venture on the equity method (See Note 4).

All significant intercompany transactions and balances have been eliminated in the consolidation.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial

TEDA TRAVEL INCORPORATED AND SUBSIDIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(D) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful life of the assets from three to thirty nine years.  Repairs and maintenance on property and equipment are expensed as incurred.

(E) Revenue Recognition

The Company recognizes hotel and resort management service fees in the period when the services are rendered and earned.

(F) Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing the net income (loss) applicable to common stock stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net income by the weighted average number of common shares including the dilutive effect of common share equivalents then outstanding.  There are no dilutive securities outstanding as of December 31, 2003 and the effect of dilutive securities as of December 31, 2004 are anti-dilutive and not included in the calculation of diluted earnings per share.

(G) Foreign Currency Translation

The Company’s assets and liabilities that are denominated in foreign currencies are translated into the currency of U.S. dollars using the exchange rates at the balance sheet date.  For revenues and expenses, the average exchange rate during the year was used to translate Hong Kong dollars and Chinese Renminbi into United States dollars.  The translation gains and losses resulting form changes in the exchange rate are charged or credited directly to the shareholders’ equity section of the balance sheet when material.  All realized and unrealized transaction gains and losses are included in the determination of income in the period in which they occur.  Translation and transaction gains and losses are not included in the statement of operations because they are not material as of December 31, 2004 and 2003.

(H) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including accounts payable and accrued interest approximate fair value due to the relatively short period to maturity for these instruments.

(I) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of

TEDA TRAVEL INCORPORATED AND SUBSIDIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(J) Long-Lived Assets

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

(K) Concentration of Credit Risk

The Company maintains its cash in foreign bank deposit accounts, which at times may exceed insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk for cash.  All of the Company’s assets and revenue are located in China.

(L) Business Segments

The Company’s operating segments are organized internally primarily by the type of services performed. The Company’s two operating segments include property management and real estate investments.

(M) Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation”.  SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights.  SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method.  The company uses the intrinsic value method prescribed by APB25 and has opted for the disclosure provisions of SFAS No.123.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock Based Compensation-Transition and Disclosure”.  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee

TEDA TRAVEL INCORPORATED AND SUBSIDIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

compensation and the effect of the method used, on reported results. The adoption of SFAS No. 148 did not have a material affect on the net loss of the Company.

(N) Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”” SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67,” SFAS No. 153, “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29,” and SFAS No. 123 (revised 2004), “Share-Based Payment,” were recently issued.  SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

NOTE 2	ACCOUNTS RECEIVABLE

Accounts receivable were as follows at December 31, 2004:

Accounts receivable	$181,307
Less allowance for doubtful accounts	21,805

$159,502

For the years ended December 31, 2004 and 2003, the Company recorded a provision for doubtful accounts of $21,805 and $21,556, respectively.

NOTE 3	PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2004 consisted of the following:

Computer equipment	$23,772
Office furniture	8,055
Vehicle	40,655
Less accumulated depreciation	(26,073)

$46,409

Depreciation expense for the years ended December 31, 2004 and 2003 was $10,689 and $5,890, respectively.  During 2003, the Company closed its Beijing office and recognized a loss on leasehold improvements of $3,202.

NOTE 4	INVESTMENT IN AFFILIATE

On January 6, 2002, the Company acquired a 35% interest in a real estate joint venture located in China.  The joint venture was formed to develop and manage a mixed-use complex of apartments, restaurants, a hotel and a private clubhouse.  The joint venture was formed with a maximum life of 50 years.

TEDA TRAVEL INCORPORATED AND SUBSIDIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

The Company’s 35% interest in the joint venture is accounted for using the equity method of accounting and is stated at cost plus equity in undistributed earnings since acquisition.  The Company’s share of the earnings (loss) for 2004 and 2003 was $(792,815) and $51,408.

A summary of the audited financial statements of the affiliate as of December 31, 2004 is as follows:

Current assets	$8,697,212
Non-current assets	35,673,062

Total Assets	$44,370,274

Current liabilities	$29,164,649
Non-current liabilities	4,837,929
Stockholders’ equity	10,367,696

Total Liabilities and Stockholders’ Equity	$44,370,274

Revenues	8,627,470

Operating Income	2,486,632

Net (Loss)	$(1,299,769)

The Company’s share of the earnings for 2004 after accounting for differences between Hong Kong GAAP and U.S. GAAP:

Company share at 35%	$(454,919)
Less U.S. GAAP adjustment for depreciation	(337,896)

Equity in losses of affiliate	$(792,815)

NOTE 5	ACQUISITION

During November 2004, the Company, through its 100% owned subsidiary Teda Hotels Management Company Limited, completed the acquisition of 60% of the common stock of Landmark International Hotel Group Limited.  The Company issued 200,000 shares of common stock with a fair value of $536,000 and cash of $166,667 for the acquisition.  The assets of Landmark consisted of eight hotel management agreements.  As of December 31, 2004, three hotels were in operation and five were under construction.  The Company allocated the purchase price for Landmark based on the fair value of its assets and liabilities.  As of the date of acquisition, there were no assets or liabilities besides the management contracts that were assigned by Landmark’s sole stockholder at his historical cost of $0.  The Company allocated the purchase price differential of $702,667 to the intangible license rights.  The Company will amortize the intangible license rights over a period of 36 months.

The contract also calls for additional cash payments over the next three years based on the earnings of the Company. The agreement requires Landmark to have net income of approximately $384,600,

TEDA TRAVEL INCORPORATED AND SUBSIDIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

$448,700 and $448,700 for the years ended December 31, 2005, 2006 and 2007, respectively.  The total cash payment due for each year is approximately $128,200, $128,200 and $76,900 for the years ended December 31, 2005, 2006 and 2007, respectively.  If during any of these years, the net income is less than 25% below the required minimum net income, the cash consideration for that year will be reduced by the same percentage.  If the net income is more than 25% below the required minimum net income, the cash consideration for that year will be reduced to zero.  In addition, the Company has a three year option to purchase the remaining 40% of the common stock of Landmark at a purchase price of $666,667.

Intangible license rights as of December 31, 2004 consist of the following:

Intangible license rights	$702,667
Accumulated amortization	39,037

$663,630

Amortization expense for the years ended December 31, 2004 and 2003 was $39,037 and $0, respectively.

NOTE 6	DUE TO RELATED PARTIES

Due to related parties at December 31, 2004 consists of the following:

Due to affiliate	$15,233
Due to company owned by a stockholder and director	3,677

$18,910

NOTE 7	COMMITMENTS AND CONTINGENCIES

(A) Operating Lease Agreements

The Company leases corporate office space and office equipment under various operating leases.  The leases expire at various dates through November 2005.  Future minimum lease payments for the operating leases are as follows:

Year	Amount

2005	25,100

$25,100

Rent expense under operating leases for the years ended December 31, 2004 and 2003 aggregated $35,344 and $31,401, respectively.

TEDA TRAVEL INCORPORATED AND SUBSIDIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

(B) Capital Leases

The Company leases a vehicle under a non-cancelable capital lease agreement. Future minimum lease payments under the capital leases are as follows as of December 31:

Year	Amount

2005	$11,387
2006	11,387
2007	3,796

26,570
Less: interest	4,732

21,838
Less: current portion	9,359

Capital lease obligations – non-current	$12,479

The lease is guaranteed by property and equipment with a cost of $31,869.

NOTE 8	EQUITY

(A) Stock Issued for Services

During 2004, the Company issued 1,861,337 shares of common stock to consultants for services having a fair value of $1,879,950.

During 2004, the Company issued 20,000 shares of common stock for legal services having a fair value of $60,000.

During 2004, the Company issued 115,000 shares of common stock to consultants for services having a fair value of $345,000.  The fair value will be amortized over twelve months, the life of the agreement.  The Company recognized consulting expense of $215,625 and recorded deferred stock compensation of $129,375 as of December 31, 2004.

During 2004, the Company issued 30,000 shares of common stock to consultants for services having a fair value of $90,000.  The fair value will be amortized over twelve months, the life of the agreement.  The Company recognized consulting expense of $56,250 and recorded deferred stock compensation of $33,750 as of December 31, 2004.

During 2004, the Company issued 40,000 shares of common stock to consultants for services having a fair value of $120,000.  The fair value will be amortized over three months, the life of the agreement.  The Company recognized consulting expense of $120,000 as of December 31, 2004.

During 2004, the Company issued 180,000 shares of common stock to consultants for services having a fair value of $540,000.  The fair value will be amortized over twelve months, the life of the agreement.  The Company recognized consulting expense of $337,500 and recorded deferred stock compensation of $202,500 as of December 31, 2004.

TEDA TRAVEL INCORPORATED AND SUBSIDIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

During 2004, the Company issued 50,000 shares of common stock to consultants for services having a fair value of $150,000.  The fair value will be amortized over twenty-three months, the life of the agreement.  The Company recognized consulting expense of $84,773 and recorded deferred stock compensation of $65,227 as of December 31, 2004.

During 2004, the Company issued 200,000 shares of common stock having a fair value of $600,000 to a director as a bonus for becoming CEO of the Company’s subsidiary.

During 2004, the Company issued 80,000 shares of common stock to consultants for services having a fair value of $216,000.  The fair value will be amortized over six months, the life of the agreement.  The Company recognized consulting expense of $72,000 and recorded deferred stock compensation of $144,000 as of December 31, 2004.

(B) Common Stock Warrants

During 2004, the Company issued 200,000 common stock warrants at an exercise price of $2.00 to a consultant for services.  The warrants expire in 2009.  Using the Black-Scholes model, the warrants were valued at $97,375 under the following assumptions; no annual dividend, volatility of 252%, risk-free interest rate of return of .979% and a term of one year.

(C) Stock Issued in Reverse Merger

On March 10, 2004, the Company issued 1,037,972 shares of common stock to the former stockholders of Acola Corp (See Note 2).

(D) Stock Issued for Acquisition

During 2004, the Company issued 200,000 shares of common stock for the acquisition of 60% of Landmark common stock with a fair value of $536,000.

(E) Stock Split

On March 11, 2004, the Company effected a 40:1 reverse stock split. All share and per share amounts have been retroactively restated to reflect the stock split.

NOTE 9	RELATED PARTY TRANSACTIONS

During 2004, the Company issued 200,000 shares of common stock to a director as a bonus with a fair value of $600,000.

During the years ended December 31, 2004 and 2003, the Company received management revenue of $461,324 and $327,381, respectively from two properties it manages that are owned by shareholders.

During the years ended December 31, 2004 and 2003, the Company paid $30,769 and $30,769, respectively to two directors for consulting and professional services.

TEDA TRAVEL INCORPORATED AND SUBSIDIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

During the years ended December 31, 2004 and 2003, the Company paid rent of $35,345 and $19,582, respectively for office space leased from a director and stockholder.

NOTE 10	CONCENTRATION OF CREDIT RISK

The Company received 81% of its revenues from two hotels in 2004 and 98% of its revenue from three hotels in 2003 that it provides management services for located in China, the two hotels constituted 48%, and 33% of the revenue recorded for the year ended December 31, 2004 and the three hotels constituted 52%, 31% and 15% for December 31, 2003.

NOTE 11	BUSINESS SEGMENTS

The Company has two operating segments.  They are organized internally primarily by the type of services performed.  The Company’s two operating segments include property management and real estate investments.  The real estate investment segment invests in real estate development projects.  The accounting policies of the segments are the same as described in the summary of significant accounting policies.  There are no inter-segment sales.

	Property Management	Real Estate Investments	Total

2004
Revenue	$568,391	$-	$568,391
Net income (loss)	(3,723,582)	(792,815)	(4,516,397)
Depreciation and amortization	49,726	-	49,726
Assets	1,053,537	2,869,053	3,922,590
Capital expenditures	44,034	-	44,034

2003
Revenue	$396,794	$-	$396,794
Net income	(92,063)	51,409	(40,654)
Depreciation	5,890	-	5,890
Assets	255,007	3,661,868	3,916,875
Capital expenditures	18,650	-	18,650

NOTE 12	INCOME TAXES

Income tax expense for the years ended December 31, 2004 and 2003 is summarized as follows:

	Current	Deferred	Total

2004
United States	$-	$-	$-
Foreign	37,024	-	37,024

	$37,024	$-	$37,024

2003
United States	$-	$-	$-
Foreign	23,795	-	23,795

	$23,795	$-	$23,795

TEDA TRAVEL INCORPORATED AND SUBSIDIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

Income tax expense for the years ended December 31, 2004 and 2003 differed from amounts computed by applying the statutory U.S. federal corporate income tax rate of 34% to income before income tax benefit as a result of the following:

	2004	2003

Expected income tax expense (benefit)	$(1,535,575)	$(13,822)
Operating loss carryforwards	1,180,095	-
Tax effect on foreign income (loss) which is not subject to the United States statutory rate	392,504	37,617

	$37,024	$23,795

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

	2004	2003

Deferred tax assets:
Net operating loss carryforward	$1,535,575	$-

Total deferred tax assets	1,535,575	-
Less valuation allowance	(1,535,575)	-

Net deferred tax assets	$-	$-

At December 31, 2004, the Company had approximately $447,920 of undistributed losses of the Company’s foreign subsidiaries.  These losses are considered to be indefinitely invested, and accordingly, no United States income tax has been provided for these losses

The Company has loss carryforwards of approximately $4,516,300 for income tax purposes available to offset future taxable U.S. income expiring in 2024.  The valuation allowance at December 31, 2003 was $0.  The net change in the valuation allowance was an increase of $1,535,575.

NOTE 13	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $4,002,319 at December 31, 2004 which includes a net loss of $4,516,397 for the year ended December 31, 2004.  The Company’s total current liabilities exceed its total current assets by $3,509,359 and the Company used cash in operations of $253,222.  These factors raise substantial doubt about its ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing

TEDA TRAVEL INCORPORATED AND SUBSIDIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders’ investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

NOTE 14	SUBSEQUENT EVENTS

On August 18, 2004, the Company announced that it had agreed to acquire Teda Resort Alliance Development Company Limited (“TRAC”) for approximately $386,200, of which $280,872 is payable in cash and $105,328 is payable in restricted common stock.  TRAC provides timeshare services for customers in China and is the largest partner of RCI, the biggest timeshare operator in the world.  The completion of the transaction is subject to certain conditions, including approval by shareholders and governmental approval.  The Company expects to complete the acquisition in the second quarter of 2005.

On January 4, 2005, the Company entered into an agreement to acquire 55% equity interest in Shanghai Bowking Hotel Management Company Limited for $242,000 of which $121,000 was payable in cash and $121,100 was payable in the form of 48,440 restricted common shares of the Company valued at a fair value of $121,100.  The Company expects to complete the acquisition in the second quarter of 2005.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Stock Purchase Agreement and Share Exchange dated as of May 1, 2002, by and among Gaige Financial Group, Inc. and Teda Hotels Management Company Limited. (1)

2.2	Amendment to Stock Purchase Agreement and Share Exchange dated as of August 15, 2002 by and among Gaige Financial Group, Inc. and Teda Hotels Management Company Limited. (2)

3.1	Articles of Incorporation (3)

3.2	Amendment to Articles of Incorporation (4)

3.3	Bylaws (3)

14	Code of Ethics

16	Letter on Change in Certifying Accountant (5)

21.1	Subsidiaries of the Registrant*

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Financial Officer

32.1	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Executive Officer

32.2	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Financial Officer

*          Filed herewith.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 1, 2002.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 15, 2002.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form 10-SB filed January 24, 2000.

(4)	Incorporated by reference to the Registrant’s Definitive Information Statement on Schedule 14C on March 26, 2004.