Form 10QSB
period 2005-03-31
TEDA TRAVEL GROUP INC
filed 2005-05-20
CIK 934796

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(011) (852) 2833-2186

__________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

As of May 18, 2005, the Issuer had outstanding 21,842,885 shares of the Issuer’s common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

TEDA TRAVEL GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

AS OF MARCH 31, 2005

CONTENTS

PAGE

1

CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2005 (UNAUDITED)

PAGE

2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

PAGE

3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

PAGES

4 - 8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2005 (UNAUDITED)

TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

MARCH 31, 2005

(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash	$88,182
Accounts receivable, net	134,783
Prepaid expenses and other current assets	192,505
Total Current Assets	415,470
PROPERTY AND EQUIPMENT – NET	44,139
OTHER ASSETS
Intangible license rights, net	641,141
Investment in affiliate	2,802,488
Total Other Assets	3,443,629
TOTAL ASSETS	$3,903,238
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$203,763
Capital lease – current	9,333
Due to affiliate	3,881,110
Due to related parties	16,141
Total Current Liabilities	4,110,347
LONG-TERM LIABILITIES
Capital lease – long-term	10,165
Total Long-Term Liabilities	10,165
TOTAL LIABILITIES	4,120,512
STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	—
Common stock, $.001 par value, 100,000,000 shares authorized, 21,667,885 shares issued and outstanding	21,668
Additional paid-in capital	4,612,757
Deferred stock compensation	(185,602)
Accumulated deficit	(4,666,097)
Total Stockholders’ Deficiency	(217,274)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$3,903,238

See accompanying notes to condensed consolidated financial statements.

TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

	2005	2004

REVENUE, NET	$143,969	$109,283

EXPENSES
Stock issued for services	389,250	1,977,325
Professional fees	43,745	84,185
Payroll	108,024	43,142
Management fees	7,692	7,692
Other selling, general and administrative	179,295	27,162
Total Expenses	728,006	2,139,506

LOSS FROM OPERATIONS	(584,037)	(2,030,223)

OTHER EXPENSE
Other expense	(316)	—
Interest expense	(2,687)	—
Equity in loss of affiliate	(66,565)	(71,668)
Total Other Expense	(69,568)	(71,668)

LOSS BEFORE TAXES	(653,605)	(2,101,891)

Income taxes	10,173	6,781

NET LOSS	$(663,778)	$(2,108,672)

Net loss per common share - basic and diluted	$(0.03)	$(0.11)

Weighted average number of common shares outstanding – basic and diluted	21,667,885	18,524,504

See accompanying notes to condensed consolidated financial statements.

TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(663,778)	$(2,108,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	63,840	1,165
Stock and warrants issued for consulting services	389,250	1,977,325
Loss in affiliate	66,565	71,668
Increase (decrease) in:
Accounts receivable	24,719	(107,323)
Prepaid expenses	(105,647)	10,906
Decrease (increase) in:
Accounts payable and accrued expenses	65,133	79,433
Net Cash Used In Operating Activities	(159,918)	(75,498)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,016)	—
Net Cash Provided By (Used In) Investing Activities	(3,016)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related parties	(2,769)	(5,363)
Due from directors	(5,669)	(5,028)
Due from affiliates	195,152	—
Payments on capital lease	(2,340)	—
Net Cash Provided By (Used In) Financing Activities	184,374	(10,391)

INCREASE (DECREASE) IN CASH	21,440	(85,889)

CASH – BEGINNING OF PERIOD	66,742	98,079

CASH – END OF PERIOD	$88,182	$12,190

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
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

NOTE 3

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements for 2004 include the accounts of Teda Travel Group, Inc. from the date of merger and its wholly owned subsidiary Teda Hotels Management Company Limited and its wholly owned subsidiaries Teda Hotels Management Limited, and Teda BVI, Ltd.

TEDA TRAVEL GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2004

(UNAUDITED)

The accompanying condensed consolidated financial statements for 2005 include the accounts of Teda Travel Group, Inc. and its wholly owned subsidiaries Teda Hotels Management Company Limited, Teda Hotels Management Limited, Teda BVI, Ltd., Teda Beijing, Ltd. and its 60% owned subsidiary Landmark International Hotel Group, Ltd. hereafter referred to as (the “Company”). The Company accounts for its 35% investment in a joint venture using the equity method. All significant inter-company transactions and balances have been eliminated in consolidation.

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

A summary of the unaudited condensed consolidated financial statements of the affiliate as of March 31, 2005 is as follows:

Current assets	$7,937,355
Non-current assets	36,870,788

Total Assets	44,808,143

Current liabilities	29,551,350
Non-current liabilities	4,837,929
Stockholders’ equity	10,418,864

Total Liabilities and Stockholders’ Equity	44,808,143

Revenues	$2,170,284
Gross Profit	923,864

Net Income	51,168

The Company’s share of the loss for 2005 after accounting for differences between Hong Kong GAAP and U.S. GAAP are as follows:

Company share at 35%	$17,909
Less: U.S. GAAP adjustment for depreciation	(84,474)

Equity in loss of affiliate	$(66,565)

TEDA TRAVEL GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2004

(UNAUDITED)

NOTE 5

RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2005 and 2004, the Company received management revenue of $100,581 and $94,106, respectively from two properties it manages that are owned by a shareholder.

During the three months ended March 31, 2005 and 2004, the Company paid $7,692 to two directors for consulting and professional services.

During the three months ended March 31, 2005 and 2004, the Company paid $8,824 and $8,181 to a director and stockholder for office space.

NOTE 6

DUE TO RELATED PARTIES

The Company’s former affiliate, Teda Travel, Inc. which owned approximately 86% of our common stock has advanced the Company $3,326,707. The amounts are unsecured, non-interest bearing and due on demand.

At March 31, 2005, a related party is owed $7,714 for office space leased to the Company.

TEDA TRAVEL GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2004

(UNAUDITED)

NOTE 7

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

2005	Property Management	Real Estate Investments	Total

Revenue	$143,969	$—	$143,969

Loss from operations	(597,213)	(66,565)	(663,778)

Depreciation and amortization	63,840	—	63,840

Assets	1,100,750	2,802	3,903,238

Capital Expenditures	3,016	—	3,016
2004	Property Management	Real Estate Investments	Total

Revenue	$109,283	$—	$109,283

Loss from operations	(2,037,004)	(71,668)	(2,108,672)

Depreciation	1,165	—	1,165

Assets	269,398	3,590,200	3,859,598

Capital Expenditures	—	—	—

NOTE 8

SUBSEQUENT EVENTS

(A) Acquisitions

During 2004, the Company entered into a letter of intent to purchase 55% of the outstanding stock of Teda Resort Alliance Development Co, Ltd. for cash of approximately $280,872 and $105,328 payable in shares of common stock. Upon completion of an independent valuation, the purchase price was adjusted to $199,516. The transaction was approved by the Chinese Authority on April 25, 2005, and the Company closed the transaction on April 27, 2005.

TEDA TRAVEL GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2004

(UNAUDITED)

(B) Stock Issued for Services

During April 2005, the Company issued 175,000 shares of common stock to a consultant for services to be performed through April 2006. The shares were valued at $262,500, the fair value on the date of grant.

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

Overview

The Company is a Delaware corporation incorporated on September 10, 1993, currently headquartered in Hong Kong SAR, People’s Republic of China (“PRC”). It has since engaged in various ventures and was led by numerous different management teams for the last ten years. The most recent operation Company was previously was known as Acola Corp. (“Acola”), which came into being on October 12, 2001. Acola was formed to attempt to distribute an anti-cancer drug in Mexico, where it was unable to secure enough capital to obtain the exclusive distribution rights to the drug and has had no business since 2002.

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

The Company primarily earns its revenues through the provision of management services, including training and consulting services, to hotels and resorts in the PRC through its operating subsidiaries, Teda BVI, and Teda Hotels Management Limited, a Hong Kong corporation; and a 60%-held subsidiary, Landmark International Hotel Group Limited, acquired through an acquisition that closed on November 8, 2004.

The Company is also an investor in real estate development projects in the PRC. In January 2002, the Company acquired a 35% interest in a real estate joint venture by the name of Tianjin Yide Real Estate Company Limited. The Company’s co-venturer is a real estate developer by the name of Tianjin Teda International Hotels Development Company Limited, a corporation owned by the Tianjin provincial government and formed under the laws of the People’s Republic of China. Through the real estate joint venture, the Company owns a 35% interest in a multi-use complex featuring apartment units for sale, as well as a hotel and clubhouse. For more information about the Company’s real estate joint venture, please see Item 2, “Properties,” in the Teda Travel Group, Inc.’s Annual Report on Form 10-KSB, as filed with the United States Securities and Exchange Commission on April 13, 2005.

Revenues are derived from the Company’s provision of management services to hotels and resorts which include management fees and incentive fees from the properties that it manages, pursuant to the terms and conditions of its management contracts. Each of the hotels and resorts is managed under a management contract with terms varying from 2-10 years. As of March 31, 2005, the Company manages 13 hotels and a club house located in various parts of the PRC, encompassing more than 2,695 rooms.

Under its management contracts with each of the hotel and resort properties, the Company is responsible for the supervision and day-to-day operations of the property in exchange for a basic management fee based on gross revenues. In addition, the Company may also earn an incentive fee based upon gross operating profits of the property managed.

In April 2005, the Company completed the acquisition of a 55% equity interest in Teda Resort Alliance Development Company Limited (“TRAC”) for $199,516, within which $145,102 were payable in cash, the remaining $54,412 were payable in restricted shares of common stock of the Company. Established in 1999, TRAC provides timeshare services for customers in China, and is the largest partner of RCI, the biggest timeshare operator in the world. It has a customer base of over 4,000 members and has been growing due to its vast choice of hotels and resorts available to its users. TRAC is noted as a successful timeshare operator in China and is also an owner of eight hotel properties in both China and South East Asia.

 Management of the Company plans to grow by acquiring peer hotel management companies and may diversify the Company’s business through entering new travel business sectors such as online reservation services and travel agencies.

For more information relating to the Company’s business, please see the section entitled “Business” in the Teda Travel Group, Inc.’s Annual Report on Form 10-KSB as filed with the United States Securities and Exchange Commission on April 13, 2005.

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

(iii) Foreign Currency Translation

The Company’s assets and liabilities that are denominated in foreign currencies are translated into the currency of United States dollars using the exchange rates at the balance sheet date. For revenues and expenses, the average exchange rate during the year was used to translate Hong Kong dollars and Chinese Renminbi into United States dollars. The translation gains and losses resulting from changes in the exchange rate are charged or credited directly to the stockholders’ equity section of the balance sheet when material. All realized and unrealized transaction gains and losses are included in the determination of income in the period in which they occur. Translation and transaction gains and losses are included in the statement of operations because they are not material as of March 31, 2005.

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

Consolidated Results of Operations

For the quarterly periods ended March 31, 2005 and March 31, 2004

Revenues.  Revenues for the period ended March 31, 2005 were $143,969 as compared to revenues of $109,283 for the same period last year, an increase of $34,686, or 32%. We enjoyed a healthy growth in the current quarter, especially with the number of hotels under our management that has grown from 3 to 13. Our flagship hotels also enjoyed healthy growth in revenue, especially that of Tianjin International Hotel and Club which recorded a 16% increase in gross revenue. During 2005, $18,140 in gross revenue was recognized for the new hotels managed by Landmark International Hotel Group Limited, a subsidiary of the Company. These factors jointly contribute to the increase in revenue during the current quarter.

During the period ended March 31, 2005 and 2004, the Company received $100,581 and $94,106, which amounts accounted for 70% and 86%, respectively, of the Company’s revenues and which amounts derived from two properties managed by the Company and owned by the Company’s real estate joint venture partner.

Other Selling, G&A expenses.  Other selling, G&A expenses for the period ended March 31, 2005 were $151,769 as compared to $111,347 for the period ended March 31, 2004, an increase of $40,422 or 36%. The significant increases in Other Selling, G&A is due to the counsel cost incurred on due diligence, acquisition agreement drafting and other costs incurred for implementing procedures to satisfy regulations within the Sarbanes-Oxley Act, the Company expects the legal costs to reduce significantly hereafter.

Stock issued for services.  The Company recorded stock compensation of $389,250 for shares issued to consultants for media relations during the three months ended March 31, 2005. The Company recorded $1,977,325 in the same period last year which represented mainly consultancy fees related to the share exchange transaction that closed on March 12, 2004

Loss from Operations.  The Company incurred a loss from operations of $584,037 for the period ended March 31, 2005 as compared to a loss of $2,030,223 last year. The loss from Operations reflected a decrease in expenses as outlined above, mostly that of the stock issued for services, and an increase in revenue.

Equity loss in associate.  The Company recorded an equity loss in affiliate of $66,565 for the period ended March 31, 2005 as compared to $71,668 for the period ended March 31, 2004, a decrease of $5,103, or 7%. The decrease in net loss was due to increased hotel accommodation revenue recorded by the associate during the quarter.

Income tax.  The Company derives its hotel management income in the People’s Republic of China and is subject to withholding income tax in the People’s Republic of China depending upon the province in which a particular hotel is located. Income tax expense the Company charged to the consolidated income statement for period ended March 31, 2005 was $10,173 as compared to $6,781 for the period ended March 31, 2004, an increase of $3,392 or 50%.

Net Loss.  The Company recorded a net loss of ($663,778) as compared to a net loss of ($2,108,672) for the same period last year. The significant decrease was mainly due to the non-recurring $1,977,325 expense derived from the stock issued for services last year described above, in addition to increase in gross revenue.

Consolidated Financial Condition

Liquidity and Capital Resources – March 31, 2005

Operating.  For the period ended March 31, 2005, the Group’s operations utilized cash resources of $159,918, as compared to utilizing cash of $75,498 for the period ended March 31, 2004, an increase of $84,420. This is mainly attributable to the increase in accounts receivable.

Investing and financing.  For the period ended March 31, 2005, the Group’s investing activities utilized cash resources of $5,356, as compared to utilizing cash of $10,391 for the period ended March 31, 2004, a decrease of $5,035.

The Company anticipates that the $157,000 of cash payments due for acquisitions of TRAC and Shanghai Bowking Hotels Management Company shall be satisfied by loans from shareholders.

Although there are no formal agreements, the shareholders have verbally indicated to us there willingness to provide funding for these payments. In the meantime, the Company is implementing various measures to attempt to improve its operations and liquidity including bank loans and private placements. To the extent that the Company's operations and liquidity does not improve, the Company may be forced to reduce operations to a level consistent with its available working capital resources. The Company may also have to consider a formal or informal restructuring or reorganization.

Off-Balance Sheet Arrangements

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

There was no change in our internal control over financial reporting during our first quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.  Changes in Securities.

On April 29, 2005 we issued 175,000 shares of our common stock in connection with the appointment of a Media Services Provider in the U.S. for the term of one year from May 5, 2005. The common shares were issued pursuant to Regulation S under the Act. There was no underwriter involved in this issuance.

Item 6.  Exhibits.

(a)

See Exhibit Index.

(b)

Reports on Form 8-K:

-

On January 24, 2005, the Company filed a Current Report on Form 8-K dated January 14, 2005, for the purpose of announcing entering into a Material Agreement in acquisition of a 55% equity interest in Shanghai Bowking Hotel Management Co. Limited.

-

On April 28, 2005, the Company filed a Current Report on Form 8-K dated August 27, 2005, for the purpose of announcing government’s approval of completing the transaction to acquire a 55% equity interest in Teda Resort Alliance Development Co. Limited

-

On May 9, 2005, the Company filed a Current Report on Form 8-K dated May 9, 2005, for the purpose of announcing signing a Supplemental agreement regarding amendment to consideration payable on the sale and purchase of equity interests in Teda Resort Alliance Development Co. Limited.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEDA TRAVEL GROUP, INC.

Date: March 18, 2005	By:	/s/ GODFREY CHIN TONG HUI
Godfrey Chin Tong Hui, Chief Executive Officer

Date: March 18, 2005	By:	/s/ HON MING WONG
Hon Ming Wong, Chief Financial Officer

EXHIBIT INDEX

31.1

Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2

Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002