Form 10QSB
period 2005-06-30
TEDA TRAVEL GROUP INC
filed 2005-09-06
CIK 934796

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                   For the transition period from ____ to ____

                        Commission file number 000-29077

                             TEDA TRAVEL GROUP INC.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                            11-3177042
--------------------------------------------------------------------------------
 (State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

  Suite 2102, Chinachem Century Tower, 178 Gloucester Road, Wanchai, Hong Kong
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

   Registrant's Telephone Number, Including International Code and Area Code:
                                 (852) 2833-2186
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

     As of June 30, 2005, the Issuer had outstanding 21,667,885 shares of the Issuer's common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One): Yes | | No |X|

                             TEDA TRAVEL GROUP, INC.
                                AND SUBSIDIARIES


                                TABLE OF CONTENTS

                                                                          Page


                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Balance Consolidated Sheet as of June 30, 2005
             (Unaudited) .................................................... 3

           Condensed Consolidated Statements of Operations for the three and six  months ended June 30, 2005 and 2004 (Unaudited) ...... 4

           Condensed Consolidated Statements of Cash Flows for the
             six months ended June 30, 2005 and 2004 (Unaudited)............. 5

           Notes to Condensed Financial Statements as of June 30, 2005
              (Unaudited) ............................................... 6 - 9

Item 2.    Management's Discussion and Analysis or Plan of Operation ....... 10

Item 3.    Controls and Procedures ......................................... 14


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings ............................................... 15

Item 4.    Changes in Securities ........................................... 15

Item 6.    Exhibits and Reports on Form 8-K ................................ 16

SIGNATURES ................................................................. 17

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                      TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                  -------------
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS                       ------
 Cash                                                               $    77,239
 Accounts receivable, net                                               157,240
 Prepaid expenses and other current assets                              189,851
                                                                    -----------
     Total Current Assets                                               424,330
                                                                    -----------

Property and equipment - net                                             41,440

OTHER ASSETS
 Intangible license rights, net                                         546,522
 Investment in affiliate                                              2,560,177
                                                                    -----------
     Total Other Assets                                               3,106,699
                                                                    -----------

TOTAL ASSETS                                                        $ 3,572,469
-----------                                                         ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------
CURRENT LIABILITIES
 Accounts payable and accrued expenses                              $   271,165
 Capital lease - current                                                  9,333
 Due to a shareholder                                                   554,402
 Due to related parties                                                   7,383
                                                                    -----------
     Total Current Liabilities                                          842,283
                                                                    -----------
LONG-TERM LIABILITIES
 Capital lease - long-term                                                7,825
                                                                    -----------
     Total Long-Term Liabilities                                          7,825
                                                                    -----------

TOTAL LIABILITIES                                                       850,108
                                                                    -----------
STOCKHOLDERS' DEFICIENCY
 Preferred stock, $.001 par value, 5,000,000 shares
  authorized, none issued and outstanding                                  --
 Common stock, $.001 par value, 100,000,000 shares
  authorized, 21,691,255 shares issued and outstanding                   21,691
 Additional paid-in capital                                           4,663,174
 Deferred stock compensation                                             (1,668)
 Accumulated deficit                                                 (1,960,836)
                                                                    -----------
     Total Stockholders' Deficiency                                   2,722,361
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $ 3,572,469
                                                                    ===========

See accompanying notes to condensed consolidated financial statements.

                    TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)



                                                        For the Three   For the Three    For the Six     For the Six
                                                         Months Ended    Months Ended    Months Ended    Months Ended
                                                        June 30, 2005   June 30, 2004   June 30, 2005   June 30, 2004
                                                         ------------    ------------    ------------    ------------
REVENUE, NET                                             $    178,816    $    136,046    $    322,785    $    245,329
                                                         ------------    ------------    ------------    ------------

EXPENSES
 Stock issued for services                                    185,934         808,396         575,184       2,785,721
 Professional fees                                             67,357          38,678         110,960         122,863
 Payroll                                                      139,596          44,600         247,620          87,742
 Management fees                                                7,692           7,693          15,385          15,385
 Other selling, general and administrative                    167,731          35,552         350,171          62,714
                                                         ------------    ------------    ------------    ------------
       Total Expenses                                         568,310         934,919       1,299,320       3,074,425
                                                         ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                         (389,494)       (798,873)       (976,535)     (2,829,096)

OTHER INCOME (EXPENSE)
 Interest income                                                  105              36             106              36
 Gain on debt forgiveness                                   3,350,000            --         3,350,000            --
 Equity loss of affiliate                                    (242,311)       (229,748)       (308,876)       (301,416)
                                                         ------------    ------------    ------------    ------------
       Total Other Income (Expenses)                        3,107,794        (229,712)      3,041,230        (301,380)
                                                         ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE TAXES                                  2,718,300      (1,028,585)      2,064,695      (3,130,476)

 Income taxes                                                  13,039           8,536          23,212          15,317
                                                         ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                        $  2,705,261    $ (1,037,121)   $  2,041,483    $ (3,145,793)

                                                         ============    ============    ============    ============

Net income (loss) per common share - basic and
 diluted                                                 $       0.12    $       (.05)   $       0.09    $       (.16)
                                                         ============    ============    ============    ============

Weighted average number of common shares
 outstanding - basic and diluted                           21,678,791      20,955,813      21,673,338      19,740,158
                                                         ============    ============    ============    ============


See accompanying notes to condensed consolidated financial statements.

                    TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


                                                                 2005           2004
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                           $ 2,041,483     (3,145,793)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                                  127,978          6,275
  Stock and warrants issued for consulting services              575,184      2,785,721
  Gain on debt forgiveness                                    (3,350,000)          --
  Loss in affiliate                                              308,876        301,416
  Increase (decrease) in:
    Accounts receivable                                            2,262        (83,610)
    Prepaid expenses                                            (102,993)        32,716
  Decrease (increase) in:
    Accounts payable and accrued expenses                        132,535         55,653
                                                             -----------    -----------
       Net Cash Used In Operating Activities                    (264,675)       (47,622)
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                               (5,901)       (43,636)
 Investment in a subsidiary                                       48,440           --
 Due from directors                                                 --          (16,730)
 Due from stockholders                                              --           15,625
                                                             -----------    -----------
       Net Cash Provided By (Used In) Investing Activities        42,539        (44,741)
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Due to related parties                                           10,804           --
 Due to a director                                                30,396           --
 Due to a shareholder                                            196,113           --
 Payments on capital lease                                        (4,680)          --
                                                             -----------    -----------
       Net Cash Provided By Financing Activities                 232,633           --
                                                             -----------    -----------

INCREASE (DECREASE) IN CASH                                       10,497        (92,363)

CASH - BEGINNING OF PERIOD                                        66,742         98,079
                                                             -----------    -----------

CASH - END OF PERIOD                                         $    77,239          5,716
--------------------                                         ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
-----------------------------------------------------------------------
During 2004, the Company leased a vehicle under a capital lease for $24,178.

See accompanying notes to condensed consolidated financial statements.

                    TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------------------------------------------------------------------

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

     For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-KSB.

NOTE 2 REVERSE MERGER
---------------------

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

NOTE 3 PRINCIPLES OF CONSOLIDATION
----------------------------------

     The accompanying condensed consolidated financial statements for 2004 include the accounts of Teda Travel Group, Inc. from the date of merger and its wholly owned subsidiary Teda Hotels Management Company Limited and its wholly owned subsidiaries Teda Hotels Management Limited, and Teda BVI, Ltd.

     The accompanying condensed consolidated financial statements for 2005 include the accounts of Teda Travel Group, Inc. and its wholly owned subsidiaries Teda Hotels Management Company Limited, Teda Hotels Management

     Limited, Teda BVI, Ltd., Teda Beijing, Ltd. and its 60% owned subsidiary Landmark International Hotel Group, Ltd. hereafter referred to as (the "Company"). The Company accounts for its 35% investment in a joint venture using the equity method. All significant inter-company transactions and balances have been eliminated in consolidation.

NOTE 4 INVESTMENT IN AFFILIATE
------------------------------

     On January 6, 2002, the Company acquired a 35% interest in a real estate joint venture located in China. The joint venture was formed to develop and manage a mixed-use complex of apartments, restaurants, a hotel and a private clubhouse. The joint venture was formed with a maximum life of 50 years. The joint venture partner is also a 17% stockholder of the Company.

     A summary of the unaudited condensed consolidated financial statements of the affiliate as of June 30, 2005 s as follows:

     Current assets                                      $ 21,189,510
     Non-current assets                                    42,153,486
                                                         ------------

     Total Assets                                          63,342,996
                                                         ============

     Current liabilities                                   48,537,168
     Non-current liabilities                                4,837,929
     Stockholders' equity                                   9,967,899
                                                         ------------

     Total Liabilities and Stockholders' Equity            63,342,996
                                                         ============

     Revenues                                            $  4,002,312
     Gross Profit                                           1,594,638
                                                         ------------

     Net loss                                                (399,795)
                                                         ============

     The Company's share of the loss for 2005 after accounting for differences between Hong Kong GAAP and U.S. GAAP are as follows:

     Company share at 35%                                $   (139,928)
     Less: U.S. GAAP adjustment for depreciation              168,948
     ===========================================         ------------

     Equity in loss of affiliate                         $   (308,876)
                                                         ============

NOTE 5 RELATED PARTY TRANSACTIONS
---------------------------------

     During the six months  ended June 30, 2005 and 2004,  the Company  received
     management  revenue  of  $209,324  and  $213,012,   respectively  from  two
     properties it manages that are owned by a shareholder.

     During the six months ended June 30, 2005 and 2004, the Company paid $15,385 to a stockholder for consulting and professional services.

     During the six months ended June 30, 2005 and 2004, the Company paid $14,645 and $60,550 to a director and stockholder for office space.

NOTE 6 STOCKHOLDERS EQUITY
--------------------------

     (A) Stock issued for services
     -----------------------------

     During May 19, 2005, the Company issued 4,000 shares to two vice presidents for services having a fair value of $2,000. The Company recognized expense of $332 and recorded deferred stock compensation of $1,668 as of June 30, 2005.

     (B) Stock issued for acquisition
     --------------------------------

     During May 19, 2005, the Company issued 39,834 shares of common stock for the acquisition of 55% of Teda Resort Alliance Development Co., Limited common stock with a fair value of $105,328. Issuance of 39,834 shares was cancelled as the transaction of acquisition has been mutually rescinded.

     During May 19, 2005, the Company issued 19,370 shares of common stock for the acquisition of 55% equity interest of Shanghai Bowking Hotel Management Company Limited with a fair value of $48,440 as first payment.

NOTE 7 BUSINESS SEGMENTS
------------------------

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

     2005                             Property      Real Estate
                                      Management    Investments       Total
                                     -----------    -----------    -----------

     Revenue                         $   322,785    $      --      $   322,785

     Loss from operations               (999,641)      (308,876)    (1,308,517)

     Depreciation and amortization       127,978           --          127,978

     Assets                            1,012,292      2,560,177      3,572,469

     Capital Expenditures                 (5,901)          --           (5,901)

                                      Property      Real Estate
     2004                             Management    Investments          Total
                                     -----------    -----------    -----------

     Revenue                         $   245,329    $      --      $   245,329

     Loss from operations             (2,844,377)      (301,416)    (3,145,793)

     Depreciation                          6,275           --            6,275

     Assets                              267,629      3,360,452      3,628,081

     Capital Expenditures                 43,636           --           43,636

NOTE 8 DUE TO RELATED PARTIES
-----------------------------

     At June 30, 2005, the Company owed $554,402 to a shareholder, at the rate of 3% per annum and payable on the maturity date.

     At June 30, 2005, a related party is owed $7,383 for office space leased to the Company.


NOTE 9 GAIN ON DEBT FORGIVENESS
------ ------------------------

     During 2005, the Company recorded a gain of $3,350,000 for the forgiveness of liabilities by its former parent corporation upon completion of the spin of by the parent corporation to its stockholders.

NOTE 10  SUBSEQUENT EVENTS
------- ------------------

     During 2004, the Company entered into a letter of intent to purchase 55% of the outstanding stock of Teda Resort Alliance Development Co, Ltd. for cash of approximately $280,872 and $105,328 payable in shares of common stock. Upon completion of an independent valuation, the purchase price was adjusted to $199,516. The transaction was approved by the Chinese Authority on April 25, 2005, and the Company closed the transaction on April 27, 2005. On August 22, 2005, this transaction has been mutually rescinded due to the Registrant's lack of funds to complete the acquisition.

     On January 4, 2005, the Company entered into an agreement to acquire 55% equity interest in Shanghai Bowking Hotel Management Company Limited for $242,000 of which $121,000 was payable in cash and $121,100 was payable in the form of 48,440 restricted common shares of the Company valued at a fair value of $121,100. As of August 22, 2005, this acquisition is not completed.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Cautionary Statements

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included in
Part I, Item 1 of this Report. All amounts are expressed in U.S. dollars.

The following discussion regarding the Company and its business and operations contains "forward-looking statements" within the meaning of Private Securities Litigation Reform Act 1995. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward looking statements.

Overview

The Company is a Delaware corporation incorporated on September 10, 1993, currently headquartered in Hong Kong SAR, People's Republic of China ("PRC"). It has since engaged in various ventures and was led by numerous different management teams for the last ten years. The most recent operation Company was previously was known as Acola Corp. ("Acola"), which came into being on October 12, 2001. Acola was formed to attempt to distribute an anti-cancer drug in Mexico, where it was unable to secure enough capital to obtain the exclusive distribution rights to the drug and has had no business since 2002.

On March 10, 2004, Teda Travel Incorporated, a Florida Corporation ("Teda Florida"), entered into a Share Exchange Agreement ("Exchange Agreement") with its wholly owned subsidiary, Teda Hotels Management Company Limited, a British Virgin Islands Corporation ("Teda BVI") and Acola. The Exchange Agreement set forth certain terms and conditions of the exchange by which the entire issued share capital of Teda BVI is transferred to that of Acola in exchange for approximately 86% of the issued share capital of Acola. The closing of the Transaction occurred on March 12, 2004. On the closing date, pursuant to the Exchange Agreement, all of Acola's existing officers and directors, except Mr. James N. Baxter, resigned and all the directors of Teda Florida were elected on the Board of Acola. Mr. James N. Baxter resigned on March 30, 2004. In order to better reflect the new operations of the Company, the Company amended its certificate of incorporation to change its name to that of Teda Travel Group, Inc. on April 20, 2004. Prior to the share exchange, the Company had no material operations. The merger was accounted for as a recapitalization of Teda BVI, as the shareholders of Teda BVI acquired capital stock of the Company in a reverse acquisition. Accordingly, the assets and liabilities of Teda BVI were recorded at historical cost, and the shares of common stock issued by the Company were reflected in the consolidated financial statements with retroactive effect, as if the Company had been the parent company from inception. The Company's former year-end date was June 30 and currently assumes the year-end date of the acquirer of December 31.

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

The Company is also an investor in real estate development projects in the PRC. In January 2002, the Company acquired a 35% interest in a real estate joint venture by the name of Tianjin Yide Real Estate Company Limited. The Company's co-venturer is a real estate developer by the name of Tianjin Teda International Hotels Development Company Limited, a corporation owned by the Tianjin provincial government and formed under the laws of the People's Republic of China. Through the real estate joint venture, the Company owns a 35% interest in a multi-use complex featuring apartment units for sale, as well as a hotel and clubhouse. For more information about the Company's real estate joint venture, please see Item 2, "Properties," in the Teda Travel Group, Inc.'s Annual Report on Form 10-KSB, as filed with the United States Securities and Exchange Commission on April 13, 2005.

Revenues are derived from the Company's provision of management services to hotels and resorts which include management fees and incentive fees from the properties that it manages, pursuant to the terms and conditions of its management contracts. Each of the hotels and resorts is managed under a management contract with terms varying from 2-10 years. As of March 31, 2005, the Company manages 13 hotels and a club house located in various parts of the PRC, encompassing more than 2,695 rooms.

Under its management contracts with each of the hotel and resort properties, the Company is responsible for the supervision and day-to-day operations of the property in exchange for a basic management fee based on gross revenues. In addition, the Company may also earn an incentive fee based upon gross operating profits of the property managed.

The Company's expansion plans for 2005 have not been successful due to the lack of sufficient funds. For this reason, management has decided to conserve cash and agreed with the owners of Teda Resort Alliance Development Co., Limited ("TRAC") to rescind the Company's acquisition of the TRAC on [date of recession agreement].

Management of the Company plans to grow by acquiring peer hotel management companies and may diversify the Company's business through entering new travel business sectors such as online reservation services and travel agencies.

For more information relating to the Company's business, please see the section entitled "Business" in the Teda Travel Group, Inc.'s Annual Report on Form 10-KSB as filed with the United States Securities and Exchange Commission on April 13, 2005.

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

We believe the following critical accounting policies are important to the portrayal of our financial condition and results and require our management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

(i) Property and Equipment
--------------------------

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets from three to thirty nine years. Repairs and maintenance on property and equipment are expensed as incurred.

(ii) Revenue Recognition
------------------------

The Company recognizes hotel and resort management service fees in the period when the services are rendered.

(iii) Foreign Currency Translation
----------------------------------

The Company's assets and liabilities that are denominated in foreign currencies are translated into the currency of United States dollars using the exchange rates at the balance sheet date. For revenues and expenses, the average exchange rate during the year was used to translate Hong Kong dollars and Chinese Renminbi into United States dollars. The translation gains and losses resulting from changes in the exchange rate are charged or credited directly to the stockholders' equity section of the balance sheet when material. All realized and unrealized transaction gains and losses are included in the determination of income in the period in which they occur. Translation and transaction gains and losses are included in the statement of operations because they are not material as of June 30, 2005.

(iv) Stock-Based Compensation
-----------------------------

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and elects the disclosure option of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123").

Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. The Company also records stock compensation expense for any options issued to non-employees using the fair value method prescribed in SFAS No. 123.

(v) Income Taxes
----------------

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(vi) Long-Lived Assets
----------------------

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 "Accounting for Goodwill and Other
Intangible Assets" and "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 142 and 144"). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

Consolidated Results of Operations

For the quarterly periods ended June 30, 2005 and June 30, 2004

Revenues. Revenues for the period ended June 30, 2005 were $322,785 as compared to revenues of $245,329 for the same period last year, an increase of $77,456, or 32%. We enjoyed a healthy growth in the current quarter, especially with the number of hotels under our management that has grown from 3 to 13.

Other Selling, G&A expenses. Other selling, G&A expenses for the period ended June 30, 2005 were $350,171 as compared to $62,714 for the period ended June 30, 2004, an increase of $287,457 or 458%. The significant increases in Other Selling, G&A is due to the counsel cost incurred on due diligence, acquisition agreement drafting and other costs incurred for implementing procedures to satisfy regulations within the Sarbanes-Oxley Act, the Company expects the legal costs to reduce significantly hereafter.

Stock issued for services. The Company recorded stock compensation of $575,184 for shares issued to consultants for media relations during the six months ended June 30, 2005. The Company recorded $2,785,721 in the same period last year which represented mainly consultancy fees related to the share exchange transaction that closed on March 12, 2004.

Loss from Operations. The Company incurred a loss from operations of $1,285,305 for the period ended June 30, 2005 as compared to a loss of $3,130,476 last year. The loss from Operations reflected a decrease in expenses as outlined above, mostly that of the stock issued for services, and an increase in revenue.

Equity loss in associate. The Company recorded an equity loss in affiliate of $308,876 for the period ended June 30, 2005 as compared to $301,416 for the period ended June 30, 2004, an Increase of $7,460, or 2%. The increase in net loss was due to decreased hotel accommodation revenue recorded by the associate during the quarter.

Income tax. The Company derives its hotel management income in the People's Republic of China and is subject to withholding income tax in the People's
Republic of China depending upon the province in which a particular hotel is located. Income tax expense the Company charged to the consolidated income statement for period ended June 30, 2005 was $23,212 as compared to $15,317 for the period ended June 30, 2004, an increase of $7,895 or 52%.

Net Loss. The Company recorded a net loss of ($1,308,517) as compared to a net loss of ($3,145,793) for the same period last year. The significant decrease was mainly due to the non-recurring $1,977,325 expense derived from the stock issued for services last year described above, in addition to increase in gross revenue.

Consolidated Financial Condition

Liquidity and Capital Resources - June 30, 2005

Operating. For the period ended June 30, 2005, the Group's operations utilized cash resources of $177,472, as compared to utilizing cash of $47,622 for the period ended June 30, 2004, an increase of $129,850. This is mainly attributable to the increase in accounts receivable.

Investing and financing. For the period ended June 30, 2005, the Group's investing activities utilized cash resources of $5,901, as compared to utilizing cash of $44,741 for the period ended June 30, 2004, a decrease of $38,840.

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

Item 3.  Controls and Procedures.

Based on our management's evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting during our first quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In August 2000, the Company received a letter from an attorney advising that there is an Order for Entry of Default Judgment in the District Court of Boulder, Colorado against a predecessor of the Company in favor of two alleged former employees of Northern Lights Software, Ltd. (a subsidiary of the Company) dated March 10, 1998 in the total amount of $74,887. The judgment was apparently for alleged unpaid wages. Pursuant to an Agreement and Plan of Reorganization dated February 15, 1999, a former director of the Company had personally warranted that there were no undisclosed liabilities in the Company and had indemnified the Company against such claims. He stated that he believed that claimants were actually employees of Northern Lights Software (New York) Ltd., a subsidiary of Northern Lights Software, Ltd. (Delaware), a predecessor of the Company. The Company's predecessor accepted $10,300 from the former director in exchange for releasing his indemnification of the Company. The Company believes that the Colorado lawsuit was brought against the wrong corporation and that the default judgment was erroneously issued in violation of Colorado statutes, as interpreted by the Colorado Supreme Court. Based upon a review of the record in the case, management believes that it would be an error for any court to enforce the default judgment, and the Company plans to mount a vigorous defense against any effort to enforce the judgment against the Company.

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

Item 4.  Changes in Securities.

On May 19, 2005, the Company issued 4,000 shares to two vice presidents for services having a fair value of $2,000. The Company recognized expense of $332 and recorded deferred stock compensation of $1,668 as of June 30, 2005.

On May 19, 2005, the Company issued 39,834 shares of common stock for the acquisition of 55% of Teda Resort Alliance Development Co., Limited common stock with a fair value of $105,328. Issuance of 39,834 shares was cancelled as the transaction of acquisition has been mutually rescinded.

On May 19, 2005, the Company issued 19,370 shares of common stock for the acquisition of 55% equity interest of Shanghai Bowking Hotel Management Company Limited with a fair value of $48,440 as first payment.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibit Index

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

  32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  32.2        Certification  pursuant  to 18  U.S.C.  Section  1350 as  adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     (b) Reports on Form 8-K:

     On April 28, 2005, the Company filed a Current Report on Form 8-K dated July 1, 2005, for:

     (a) April 27, 2005, Teda Travel Group, Inc. issued a press release announcing that the acquisition of Teda Resort Alliance Company Limited has been approved by the Tianjin Government.

     On May 9, 2005, the Company filed a Current Report on Form 8-K dated July 1, 2005, for:

     (a) On April 25, 2005, Teda Travel Group, Inc. (the "Registrant"), a Delaware corporation signed a Supplemental Agreement to Agreement for Sale and Purchase of Certain Interests in the Registered Capital of Tianjin TEDA Resort Alliance Development Company Limited ("TRAC") dated August 18, 2004 (the "Supplemental Agreement"). The supplemental agreement called for a reduction of total consideration for the sale and purchase of the Sale Interests, from $386,200 to $199,516.

     On July 6, 2005, the Company filed a Current Report on Form 8-K dated July 1, 2005, for:

     (a) On June 30, 2005, Hon Ming Wong resigned from the position of Chief Financial Officer and Director of Teda Travel Group Inc. (the "Company") due to personal reasons;

     (b) The Company's Board of Directors appointed Godfrey Chin Tong Hui as Interim Chief Financial Officer, effective June 30, 2005. Mr. Hui is currently the Chief Executive Officer of the Company.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TEDA TRAVEL GROUP INC.

Date: September 1, 2005                      By:    /s/ GODFREY CHIN TONG HUI
                                                  ----------------------------
                                                        Godfrey Chin Tong Hui,
                                                        Chief Executive Officer


Date: September 1, 2005                      By:    /s/ GODFREY CHIN TONG HUI
                                                  ----------------------------
                                                        Godfrey Chin Tong Hui,
                                                        Chief Financial Officer