Form 10QSB/A
period 2005-06-30
TEDA TRAVEL GROUP INC
filed 2005-09-16
CIK 934796

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                  First Amended


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


     As of August 31, 2005, the Issuer had outstanding 21,691,255 shares of the Issuer's common stock, $.001 par value.


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

           Condensed Consolidated Statements of Operations for the three and six  months ended June 30, 2005 and 2004 (Unaudited) ...... 4

           Condensed Consolidated Statements of Cash Flows for the
             six months ended June 30, 2005 and 2004 (Unaudited)............. 5

           Notes to Condensed Financial Statements as of June 30, 2005
              (Unaudited) ............................................... 6 - 9

Item 2.    Management's Discussion and Analysis or Plan of Operation ....... 10

Item 3.    Controls and Procedures ......................................... 15


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings ............................................... 16

Item 2.    Changes in Securities ........................................... 16

Item 3.    Exhibits and Reports on Form 8-K ................................ 17

SIGNATURES ................................................................. 18

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

     A summary of the unaudited condensed consolidated financial statements of the affiliate as of June 30, 2005 s as follows:

     Current assets                                      $ 21,189,510
     Non-current assets                                    42,153,486
                                                         ------------

     Total Assets                                          63,342,996
                                                         ============

     Current liabilities                                   48,537,168
     Non-current liabilities                                4,837,929
     Stockholders' equity                                   9,967,899
                                                         ------------

     Total Liabilities and Stockholders' Equity            63,342,996
                                                         ============

     Revenues                                            $  4,002,312
     Gross Profit                                           1,594,638
                                                         ------------

     Net loss                                                (399,795)
                                                         ============

     The Company's share of the loss for 2005 after accounting for differences between Hong Kong GAAP and U.S. GAAP are as follows:

     Company share at 35%                                $   (139,928)
     Less: U.S. GAAP adjustment for depreciation             (168,948)
     ===========================================         ------------

     Equity in loss of affiliate                         $   (308,876)
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

Revenues are derived from the Company's provision of management services to hotels and resorts which include management fees and incentive fees from the properties that it manages, pursuant to the terms and conditions of its management contracts. Each of the hotels and resorts is managed under a management contract with terms varying from 2-10 years. As of June 30, 2005, the Company manages 13 hotels and a club house located in various parts of the PRC, encompassing more than 2,695 rooms.

Under its management contracts with each of the hotel and resort properties, the Company is responsible for the supervision and day-to-day operations of the property in exchange for a basic management fee based on gross revenues. In addition, the Company may also earn an incentive fee based upon gross operating profits of the property managed.

The Company's expansion plans for 2005 have not been successful due to the lack of sufficient funds. For this reason, management has decided to conserve cash and agreed with the owners of Teda Resort Alliance Development Co., Limited ("TRAC") to rescind the Company's acquisition of the TRAC on August 20, 2005.

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

Consolidated Results of Operations


For the three months ended June 30, 2005 and June 30, 2004

Revenues. Revenues for the three months ended June 30, 2005 were $178,816 as compared to revenues of $136,046 for the same period last year, an increase of $42,770, or 31%. We enjoyed a healthy growth in the current quarter, especially with the number of hotels under our management that has grown from 3 to 13.

Other Selling, G&A expenses. Other selling, G&A expenses for the three months ended June 30, 2005 were $167,731 as compared to $35,552 for the three months ended June 30, 2004, an increase of $132,179 or 372%. The significant increases in Other Selling, G&A expenses is due to the counsel cost incurred on due diligence, acquisition agreement drafting and other costs incurred for implementing procedures to satisfy regulations within the Sarbanes-Oxley Act. The Company expects the legal costs to reduce significantly hereafter.

Stock issued for services. The Company recorded stock compensation of $185,934 for shares issued to consultants for media relations during the three months ended June 30, 2005. The Company recorded $808,396 in the same period last year which represented mainly consultancy fees related to the share exchange transaction that closed on March 12, 2004 and various services such as legal services, business development matters and bonus to a person who become the CEO of a subsidiary.

Loss from Operations. The Company incurred a loss from operations of $389,494 for the three months ended June 30, 2005 as compared to a loss of $798,873 last year. The loss from operations reflected a decrease in expenses related to stock issued for services and an increase in revenue.

Equity loss in associate. The Company recorded an equity loss in affiliate of $242,311 for the three months ended June 30, 2005 as compared to $229,748 for the three months ended June 30, 2004, an increase of $12,563, or 5%. The increase in net loss was due to decreased hotel accommodation revenue recorded by the associate during the quarter.

Income tax. The Company derives its hotel management income in the People's Republic of China and is subject to withholding income tax in the People's
Republic of China depending upon the province in which a particular hotel is located. Income tax expense the Company charged to the consolidated income statement for three months ended June 30, 2005 was $13,039 as compared to $8,536 for the three months ended June 30, 2004, an increase of $4,503 or 53%.

Net Loss. The Company recorded a net income of 2,705,261 as compared to a net loss of ($1,037,121) for the same period last year. The significant decrease was mainly due to $808,396 expense derived from the stock issued for services in the last period largely offset by a gain of $3,350,000 recorded in the current for the forgiveness of liabilities by its former parent corporation upon completion of the spin of by the parent corporation to its stockholders described above, in addition to increase in gross revenue.

For the six months ended June 30, 2005 and June 30, 2004

Revenues. Revenues for the six months ended June 30, 2005 were $322,785 as compared to revenues of $245,329 for the same period last year, an increase of $77,456, or 32%. We enjoyed a healthy growth in the current quarter, especially with the number of hotels under our management that has grown from 3 to 13.

Other Selling, G&A expenses. Other selling, G&A expenses for the six months ended June 30, 2005 were $350,171 as compared to $62,714 for the six months ended June 30, 2004, an increase of $287,457 or 458%. The significant increases in Other Selling, G&A expenses is due to the counsel cost incurred on due diligence, acquisition agreement drafting and other costs incurred for implementing procedures to satisfy regulations within the Sarbanes-Oxley Act. The Company expects the legal costs to reduce significantly hereafter.

Stock issued for services. The Company recorded stock compensation of $575,184 for shares issued to consultants for media relations during the six months ended June 30, 2005. The Company recorded $2,785,721 in the same period last year which represented mainly consultancy fees related to the share exchange transaction that closed on March 12, 2004.

Loss from Operations. The Company incurred a loss from operations of $976,535 for the six months ended June 30, 2005 as compared to a loss of $2,829,096 last year. The loss from Operations reflected a decrease in expenses as outlined above, mostly that of the stock issued for services, and an increase in revenue.

Equity loss in associate. The Company recorded an equity loss in affiliate of $308,876 for the six months ended June 30, 2005 as compared to $301,416 for the six months ended June 30, 2004, an Increase of $7,460, or 2%. The increase in net loss was due to decreased hotel accommodation revenue recorded by the associate during the quarter.

Income tax. The Company derives its hotel management income in the People's Republic of China and is subject to withholding income tax in the People's
Republic of China depending upon the province in which a particular hotel is located. Income tax expense the Company charged to the consolidated income statement for six months ended June 30, 2005 was $23,212 as compared to $15,317 for the six months ended June 30, 2004, an increase of $7,895 or 52%.


Net Loss. The Company recorded a net income of $2,041,483 as compared to a net loss of ($3,145,793) for the same period last year. The significant decrease was mainly due to the non-recurring $1,977,325 expense derived from the stock issued for services last year and a gain of $3,350,000 for the forgiveness of liabilities by its former parent corporation upon completion of the spin of by the parent corporation to its stockholders described above, in addition to increase in gross revenue.

Consolidated Financial Condition

Liquidity and Capital Resources - June 30, 2005

Operating. For the period ended June 30, 2005, the Group's operations utilized cash resources of $264,675, as compared to utilizing cash of $47,622 for the period ended June 30, 2004, an increase of $217,053 This is mainly attributable to the increase in accounts receivable.

Investing  and  financing.  For the period  ended  June 30,  2005,  the  Group's investing activities obtained cash resources of $42,539, as compared to utilizing cash of $44,741 for the period ended June 30, 2004, a decrease of $87,280


Based on current expectations, we believe that our cash and cash equivalents, and cash generated from operations will satisfy our working capital needs, and other liquidity requirements associated with our existing operations through at least the next 12 months. There are no transactions, arrangements, and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital.


Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 3.  Controls and Procedures.

Based on our management's evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports.


There was no change in our internal control over financial reporting during our second quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Exhibits and Reports on Form 8-K.

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

     On July 11, 2005, the Company filed a Current Report on Form 8-K dated June 30, 2005, for:

     (a) On June 30, 2005, the Boards of Directors terminated of service of Pacific Stock Transfer Company, a Nevada corporation with office at 500 E. Warm Springs Rd., Suite 240 Las Vegas, NV 89119 as the Company's Stock Transfer Agent.

     (b) On June 30, 2005, the Boards of Directors engaged the service of Holladay Stock Transfer, Inc., a Nevada corporation with office at 50 West Liberty Street, Suite 880, Reno, Nevada 89501 as the Company's new Stock Transfer Agent.

     On August 23, 2005, the Company filed a Current Report on Form 8-K dated August 20, 2005, for:

     (a) Teda Travel Group, Inc. (the "Registrant") had signed a definitive agreement to purchase 55% of the outstanding registered capital of Teda Resort Alliance Development Co., Ltd ("TRAC"), a Sino-foreign joint venture company registered in the People's Republic of China. This transaction was mutually rescinded due to the Registrant's lack of funds to complete the acquisition..

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