Form 10QSB
period 2005-09-30
TEDA TRAVEL GROUP INC
filed 2005-11-21
CIK 934796

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2005

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

     As of September 30, 2005, the Issuer had outstanding 21,866,255 shares of the Issuer's common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One): Yes | | No |X|

                             TEDA TRAVEL GROUP, INC.
                                AND SUBSIDIARIES


                                TABLE OF CONTENTS

                                                                            Page
                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet as of September 30, 2005
              (unaudited) .................................................... 3

           Condensed Consolidated Statements of Operations  for the three and nine months ended September 30, 2005 and 2004 (unaudited) ..... 4

           Condensed Consolidated Statements of Cash Flows  for the nine months ended  September 30, 2005 and 2004 (unaudited).............. 5

           Notes to Condensed Financial Statements as of September 30, 2005
              (Unaudited) .................................................... 6

Item 2.    Management's Discussion and Analysis or Plan of Operation ......... 9

Item 3.    Controls and Procedures .......................................... 14


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings ................................................ 15

Item 2.    Changes in Securities ............................................ 15

Item 6.    Exhibits ....................... ................................. 15

SIGNATURES .................................................................. 15

                    TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                               ------------------
                                   (UNAUDITED)



                                     ASSETS
                                     ------
CURRENT ASSETS
 Cash                                                               $    37,786
 Accounts receivable, net                                               146,221
 Prepaid expenses and other current assets                              237,439
                                                                    -----------
     Total Current Assets                                               421,446
                                                                    -----------

Property and equipment - net                                             36,512

OTHER ASSETS
 Intangible license rights, net                                         487,968
 Investment in affiliate                                              2,420,130
                                                                    -----------
     Total Other Assets                                               2,908,098
                                                                    -----------


TOTAL ASSETS                                                        $ 3,366,056
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
 Accounts payable and accrued expenses                              $   207,168
 Capital lease - current                                                  9,333
 Due to a shareholder                                                   554,402
 Due to related parties                                                  35,829
                                                                    -----------

     Total Current Liabilities                                          806,732
                                                                    -----------

LONG-TERM LIABILITIES
 Capital lease - long-term                                                5,485
                                                                    -----------
     Total Long-Term Liabilities                                          5,485
                                                                    -----------

TOTAL LIABILITIES                                                       812,217
                                                                    -----------

STOCKHOLDERS' EQUITY
 Preferred stock, $.001 par value, 5,000,000 shares authorized,
  none issued and outstanding                                              --
 Common stock, $.001 par value, 100,000,000 shares authorized,
  21,866,255 shares issued  and outstanding                              21,866
 Additional paid-in capital                                           4,785,499
 Deferred stock compensation                                            (97,651)
 Accumulated deficit                                                 (2,155,875)
                                                                    -----------
     Total Stockholders' Equity                                       2,553,839
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 3,366,056
                                                                    ===========



     See accompanying notes to condensed consolidated financial statements.

                    TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 For the Three  For the Three    For the Nine    For the Nine
                                                 Months Ended   Months Ended     Months Ended    Months Ended
                                                 September 30,  September 30,    September 30,   September 30,
                                                     2005            2004            2005            2004
                                                 ------------    ------------    ------------    ------------
REVENUE, NET                                     $    277,364    $    141,117    $    600,149    $    386,446
                                                 ------------    ------------    ------------    ------------

EXPENSES
 Stock issued for services                             26,517         382,876         601,701       3,168,597
 Professional fees                                     58,999          48,538         169,959         171,401
 Payroll                                              104,600          60,676         352,220         148,418
 Management fees                                        7,692           7,692          23,077          23,077
 Other selling, general and administrative            139,600          43,759         489,771         106,473
                                                 ------------    ------------    ------------    ------------
       Total Expenses                                 337,408         543,541       1,636,728       3,617,966
                                                 ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                  (60,044)       (402,424)     (1,036,579)     (3,231,520)

OTHER INCOME (EXPENSE)
 Interest income                                           71               4             177              40
 Gain on debt forgiveness                                --              --         3,350,000            --
 Other income                                          10,081            --            10,081            --
 Equity loss of affiliate                            (140,047)       (225,036)       (448,923)       (526,452)
                                                 ------------    ------------    ------------    ------------
       Total Other Income (Expenses)                 (129,895)       (225,032)      2,911,335        (526,412)
                                                 ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE TAXES                           (189,939)       (627,456)      1,874,756      (3,757932)

 Income taxes                                           5,100           8,861          28,312          24,178
                                                 ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                $   (195,039)   $   (636,317)   $  1,846,444    $ (3,782,110)
                                                 ============    ============    ============    ============

Net income (loss) per common share - basic and
 diluted                                         $       (.01)   $       (.03)   $       0.08    $       (.19)
                                                 ============    ============    ============    ============

Weighted average number of common shares
 outstanding - basic and diluted                   21,848,755      20,955,813      21,731,810      19,740,158
                                                 ============    ============    ============    ============

     See accompanying notes to condensed consolidated financial statements.

                    TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                             2005           2004
                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                       $ 1,846,444     (3,782,110)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
  Depreciation and amortization                              192,229         11,257
  Stock and warrants issued for consulting services          601,701      3,168,597
  Gain on debt forgiveness                                (3,350,000)          --
  Loss in affiliate                                          448,923        526,452
  Increase (decrease) in:
    Accounts receivable                                       13,281        (80,473)
    Prepaid expenses                                         (80,379)       (34,816)
  Decrease (increase) in:
    Accounts payable and accrued expenses                     68,538         86,578
                                                         -----------    -----------
       Net Cash Used In Operating Activities                (259,263)      (104,515)
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                           (6,670)       (12,165)
                                                         -----------    -----------
       Net Cash Provided By (Used In) Investing
         Activities                                           (6,670)       (12,165)
                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Due to related parties                                       16,919         16,238
 Due to a director                                             8,634        (21,645)
 Due to a shareholder                                        218,444           --
  Payment on note payable - related party                       --           (9,066)
 Proceeds from note payable - related party                     --          179,058
 Payments on capital lease                                    (7,020)        (7,691)
                                                         -----------    -----------
       Net Cash Provided By Financing Activities             236,977        156,894
                                                         -----------    -----------

INCREASE (DECREASE) IN CASH                                  (28,956)        40,214

CASH - BEGINNING OF PERIOD                                    66,742         98,079
                                                         -----------    -----------

CASH - END OF PERIOD                                     $    37,786        138,293
                                                         ===========    ===========


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
-----------------------------------------------------------------------
During 2004, the Company leased a vehicle under a capital lease for $24,178. During 2005, the Company issued 19,370 shares of common stock valued at $48,440 for a deposit on the acquisition of 55% equity interest of Shanghai Bowking Hotel Management Company Limited.
During 2005, the Company issued 175,000 shares of common stock valued at 122,500 for media services.

     See accompanying notes to condensed consolidated financial statements.

                    TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

     A summary of the unaudited condensed consolidated financial statements of the affiliate as of September 30, 2005 s as follows:

     Current assets                               $ 25,788,640
     Non-current assets                             42,152,120
                                                  ------------

     Total Assets                                   67,940,760
                                                  ============

     Current liabilities                            35,151,474
     Non-current liabilities                        22,980,164
     Stockholders' equity                            9,809,122
                                                  ------------

     Total Liabilities and Stockholders' Equity     67,940,760
                                                  ============

     Revenues                                     $  6,392,361
     Gross Profit                                    2,474,139
                                                  ------------

     Net loss                                         (558,573)
                                                  ============

     The Company's share of the loss for 2005 after accounting for differences between Hong Kong GAAP and U.S. GAAP are as follows:

     Company share at 35%                            $(195,501)
     Less: U.S. GAAP adjustment for depreciation       253,422
                                                  ------------

     Equity in loss of affiliate                     $(448,923)
                                                  ============

NOTE 5 RELATED PARTY TRANSACTIONS
---------------------------------

     During the nine months ended September 30, 2005 and 2004, the Company received management revenue of $330,530 and $336,494, respectively from two properties it manages that are owned by a shareholder.

     During the nine months ended September 30, 2005 and 2004, the Company paid $23,077 to a stockholder for consulting and professional services.

     During the nine months ended September 30, 2005 and 2004, the Company paid $26,530 and $21,967 to a director and stockholder for office space.

NOTE 6 STOCKHOLDERS EQUITY
--------------------------

     (A) Stock issued for services
     -----------------------------

     During May 19, 2005, the Company issued 4,000 shares to two vice presidents for services having a fair value of $2,000. The Company recognized expense of $1,328 and recorded deferred stock compensation of $672 as of September 30, 2005.

     During July 20, 2005, the Company issued 175,000 shares to Media Service Provider in the U.S. for services having a fair value of $122,500. The Company recognized expense of $25,521 and recorded deferred stock compensation of $96,979 as of September 30, 2005.

     (B) Stock issued for acquisition
     ---------------------------------

     During May 19, 2005, the Company issued 39,834 shares of common stock for the acquisition of 55% of Teda Resort Alliance Development Co., Limited common stock with a fair value of $105,328. Issuance of 39,834 shares was cancelled as the transaction of acquisition has been mutually rescinded.

     During May 19, 2005, the Company issued 19,370 shares of common stock for the acquisition of 55% equity interest of Shanghai Bowking Hotel Management Company Limited with a fair value of $48,440 as first payment. The Company has remaining payment of $193,560 and there is no fixed date of closing of the acquisition.

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

       2005                            Property     Real Estate
                                      Management    Investments     Total
                                     -----------    -----------   -----------

     Revenue                         $   600,149    $      --     $   600,149

     Loss from operations             (1,036,579)          --      (1,036,579)

     Depreciation and amortization       192,229           --         192,229

     Assets                              945,926      2,420,130     3,366,056

     Capital Expenditures                 (6,670)          --          (6,670)

                                       Property     Real Estate
       2004                           Management    Investments     Total
                                     -----------    -----------   -----------

     Revenue                         $   386,446    $      --     $   386,446

     Loss from operations             (3,231,520)          --      (3,231,520)

     Depreciation                         11,257           --          11,257

     Assets                              464,932      3,135,416     3,600,348

     Capital Expenditures                 44,034           --          44,034

NOTE 8 DUE TO RELATED PARTIES
-----------------------------

     At September 30, 2005, the Company owed $554,402 to a shareholder, at the rate of 3% per annum and payable on August 31, 2005. The advance is unsecured and currently in default.

     At September 30, 2005, a related party is owed $35,829 for office space leased to the Company.

NOTE 9 SUBSEQUENT EVENTS
------------------------

     On January 4, 2005, the Company entered into an agreement to acquire 55% equity interest in Shanghai Bowking Hotel Management Company Limited for $242,000 of which $121,000 was payable in cash and $121,100 was payable in the form of 48,440 restricted common shares of the Company, the Company issued 19,370 shares of common stock as a deposit on the acquisition. As of October 31, 2005, this acquisition is not completed.


Item 2. Management's Discussion and Analysis or Plan of Operation.

Cautionary Statements

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included herewith.

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

Overview

The Company is a Delaware corporation incorporated on September 10, 1993, currently headquartered in Hong Kong SAR, People's Republic of China ("PRC"). It has since engaged in various ventures and was led by numerous different management teams for the last ten years. The most recent operating Company was previously known as Acola Corp. ("Acola"), which came into being on October 12, 2001. Acola was formed to attempt to distribute an anti-cancer drug in Mexico, where it was unable to secure enough capital to obtain the exclusive distribution rights to the drug and has had no business since 2002.

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

Revenues are derived from the Company's provision of management services to hotels and resorts which include management fees and incentive fees from the properties that it manages, pursuant to the terms and conditions of its management contracts. Each of the hotels and resorts is managed under a management contract with terms varying from 2-10 years. As of September 30, 2005, the Company has 18 management contracts of hotels and club houses located in various locations in the PRC, encompassing more than 3,700 rooms.

Under its management contracts with each of the hotel and resort properties, the Company is responsible for the supervision and day-to-day operations of the property in exchange for a basic management fee based on gross revenues. In addition, the Company may also earn an incentive fee based upon gross operating profits of the property managed.

The Company's expansion plans for 2005 have not been successful due to the lack of sufficient funds. For this reason, management has decided to conserve cash and agreed with the owners of Teda Resort Alliance Development Co., Limited ("TRAC") to rescind the Company's acquisition of the TRAC on August 20, 2005.
Moreover, the Board of Directors is seriously looking for different ways in which to raising capital for the Company, including but not limited to issuance of new shares and disposal of Company's assets.

To conserve cash, on August 20, 2005, the Company rescinded its acquisition of Teda Resort Alliance Development Co., Limited ("TRAC") by mutual consent.

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

(iii) Foreign Currency Translation
----------------------------------

The Company's assets and liabilities that are denominated in foreign currencies are translated into the currency of United States dollars using the exchange rates at the balance sheet date. For revenues and expenses, the average exchange rate during the year was used to translate Hong Kong dollars and Chinese Renminbi into United States dollars. The translation gains and losses resulting from changes in the exchange rate are charged or credited directly to the stockholders' equity section of the balance sheet when material. All realized and unrealized transaction gains and losses are included in the determination of income in the period in which they occur. Translation and transaction gains and losses are included in the statement of operations because they are not material as of September 30, 2005.

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

Consolidated Results of Operations

For the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004

Revenues.
Revenues were $277,364 and $141,116 for the three months ended September 30, 2005 and 2004, and $600,149 and $386,446 for the nine months ended September 30, 2005 and 2004, representing an increase of $136,248 and $213,703, or 97% and 55%. We enjoyed a healthy growth this year, especially with the number of hotels under our management that has grown from 3 to 18.

Other Selling, G&A expenses.
Other selling, G&A expenses were $139,600 and $43,759 for the three months ended September 30, 2005 and 2004, and $489,771 and $106,473 for the nine months ended September 30, 2005 and 2004, representing an increase of $95,841 and $383,298, or 219% and 360%. The significant increases in Other Selling, G&A expenses is due to the counsel cost incurred on due diligence, acquisition agreement drafting and other costs incurred for implementing procedures to satisfy regulations within the Sarbanes-Oxley Act. The Company expects the legal costs to reduce significantly hereafter.

Loss from Operations.
The Company incurred a loss from operations of $60,044 and $402,424 for the three months ended September 30, 2005 and 2004, and $1,036,579 and $3,231,520 for the nine months ended September 30, 2005 and 2004. The loss from operations reflected a decrease in expenses related to stock issued for services and an increase in revenue.

Equity loss in associate.
The Company recorded an equity loss in affiliate of $140,047 and $225,036 for the three months ended September 30, 2005 and 2004, and $448,923 and $526,452 for the nine months ended September 30, 2005 and 2004, representing a decrease of $84,989 and $77,529, or 38% and 15%. The decrease in net loss was due to increased hotel accommodation revenue recorded by the associate during the quarter.

Income tax.
The Company derives its hotel management income in the People's Republic of China and is subject to withholding income tax in the People's Republic of China depending upon the province in which a particular hotel is located. Income tax expense the Company charged to the consolidated income statement for the three months ended September 30, 2005 and 2004 was $5,100 and $8,861, and for the nine months ended September 30, 2005 and 2004 was $28,312 and $24,178, representing an increase (decrease) of ($3,761) and $4,134, or 42% and 17%.

Net Income / (Loss).
The Company recorded a net loss of ($195,039) and ($636,317) for the three months ended September 30, 2005 and 2004, and a net income of $1,846,444 and a net loss of ($3,782,110) for the nine months ended September 30, 2005 and 2004. The significant decrease was mainly due to the non-recurring expense of $808,396 and $1,977,325 derived from the stock issued for services in comparison to the three and nine months ended September 30, 2004 and a gain of $3,350,000 recorded in the current year for the forgiveness of liabilities by its former parent corporation upon completion of the spin of by the parent corporation to its stockholders described above, in addition to increase in gross revenue.

Consolidated Financial Condition

Liquidity and Capital Resources - September 30, 2005

Operating.
For the period ended September 30, 2005, the Group's operations utilized cash resources of $259,263, as compared to utilizing cash of $104,515 for the period ended September 30, 2004, an increase of $154,748. This is mainly attributable to the increase in the payment of payroll and other operating expenses.

Based on current expectations, we believe that our cash and cash equivalents, and cash generated from operations will not satisfy our working capital needs, and other liquidity requirements associated with our existing operations through at least the next 12 months. There are no transactions, arrangements, and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital.

The report from our independent registered public accounting firm on our audited financial statements at December 31, 2004 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our significant recurring losses from operations since inception. We do not have sufficient working capital to pay our operating costs for the next 12 months. In view of the above, the Board of Directors is seriously looking for different ways in which to raising capital for the Company, including but not limited to issuance of new shares and disposal of Company's assets.

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

There was no change in our internal control over financial reporting during our third quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities.

On July 20, 2005 we issued 175,000 shares of our common stock in connection with the appointment of a Media Services Provider in the U.S. for the term of one year. The common shares were issued pursuant to Regulation S under the Act. There was no underwriter involved in this issuance.

Item 6. Exhibits.

Exhibit Index

31.  Certification  of  Chief  Executive  and  Financial   Officer  pursuant  to
     Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.  Certification  pursuant to 18 U.S.C.  Section  1350 as adopted  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TEDA TRAVEL GROUP INC.

Date: November 10, 2005                         By:    /s/ GODFREY CHIN TONG HUI
                                                --------------------------------
                                                Godfrey Chin Tong Hui,
                                                Chief Executive and
                                                Financial Officer

================================================================================

Exhibit 31.

  Certification of Chief Executive and Financial Officer pursuant to Securities
        Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to
                 Section 302 of the Sarbanes Oxley Act of 2002.

I, Godfrey Chin Tong Hui, certify that:

1.   I have reviewed this  quarterly  report on Form 10-QSB of Teda Travel Group
     Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this quarterly report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

     a) designed such disclosure controls and procedures or cause such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;
     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
     c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     d) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or its reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.


Date:  November 10, 2005

/s/ Godfrey Chin Tong Hui
-----------------------------
Godfrey Chin Tong Hui
Chief Executive and Financial Officer


================================================================================

Exhibit 32.

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Teda Travel Group Inc. Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Godfrey Chin Tong Hui, Chief Executive and Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(2) The information contained in the Report fairly presents in all material respects the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906, another document authenticating, acknowledging or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Teda Travel Group Inc. and will be retained by Teda Travel Group Inc. and furnished to the Securities and Exchange Commission or its staff upon request.


/s/ Godfrey Chin Tong Hui
-----------------------------
Godfrey Chin Tong Hui
Chief Executive and Financial Officer