Form 10KSB
period 2005-12-31
TEDA TRAVEL GROUP INC
filed 2006-04-17
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

Commission File Number 000-30264

TEDA TRAVEL GROUP, INC.

(Name of small business issuer in its charter)

Delaware	11-3177042
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Suite 2102, Chinachem Century Tower
178 Gloucester Road
Wanchai, Hong Kong
 Tel: (011) (852) 2833-2186

(Address, including zip code, and telephone number,
 including area code, of registrant's
 principal executive offices)

 Securities registered pursuant to Section 12(b) of the Act: NONE
 Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
 Common Stock, $.001 Par Value

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐  NO ☒

The issuer's revenues for the fiscal year ended December 31, 2005 were $894,263.

The number of shares of the Registrant's common stock, par value $0.001 per share, outstanding as of March 30, 2006 held by non-affiliates was 43,486,430 shares. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant. The aggregate market value of the common equity held by non-affiliates as of March 30, 2006 was $10,870,858

As of March 30, 2006, there were 55,239,422 shares of the issuer's common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference:  None.

Transitional Small Business Disclosure format (Check one): YES ☐  NO ☒

TEDA TRAVEL GROUP, INC.

ANNUAL REPORT ON FORM 10-KSB

FOR THE YEAR ENDED DECEMBER 31, 2005

TABLE OF CONTENTS

Forward Looking Statements

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under "Risk Factors" and elsewhere in this report, and some of which we may not know. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in this report in greater detail under the heading "Risk Factors." Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management's beliefs and assumptions only as of the date of this report. You should read this annual report on Form 10-KSB and the documents that we have filed as exhibits to this annual report completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1.        DESCRIPTION OF BUSINESS

GENERAL

Teda Travel Group, Inc. ("we" or the "Company") is a Delaware corporation incorporated on September 10, 1993. The Company was originally incorporated under the name EC Capital Ltd. The Company is a reporting company pursuant to the Securities Exchange Act of 1934, as amended. In 2001, the Company's name was changed to Acola Corp. ("Acola") and the Company attempted to distribute an anti-cancer drug in Mexico. However, Acola was unable to secure sufficient capital to obtain the exclusive distribution rights to the drug and the venture failed. Acola did not engage in any significant operations after 2002.

In 2001, a group of Hong Kong hotel professionals, including members of the current management of the Company, together with Tianjin Teda International Hotels Development Limited, a corporation owned by the Tianjin provincial government and formed under the laws of the People's Republic of China and a joint venture partner of the Company (the "Company's Joint Venture Partner"), formed Teda Travel Incorporated, a Florida corporation ("Teda Florida"), and its wholly owned subsidiary, Teda Hotels Management Company Limited, a British Virgin Islands Corporation ("Teda BVI"), for the purpose of establishing a premier nationwide hotel chain business throughout China. The Company's Joint Venture Partner began its hotel management business in 1997.

On March 10, 2004, Teda Florida and Teda BVI entered into a Share Exchange Agreement with Acola. The Share Exchange Agreement set forth certain terms and conditions of the exchange by which the entire issued share capital of Teda BVI was transferred to Acola in exchange for approximately 95.86% of the issued share capital of Acola. The closing of the transaction occurred on March 12, 2004, and Acola became a subsidiary of Teda Florida. At that time, Teda Florida owned approximately 86% of the issued capital of Acola, approximately 9% of the capital was issued to certain consultants and the remaining capital was owned by Acola shareholders that were not parties to the Share Exchange Agreement. On the closing date, pursuant to the Share Exchange Agreement, all of Acola's existing officers and directors, except Mr. James N. Baxter, resigned and all the directors of Teda Florida were elected on the Board of Acola. Mr. James N. Baxter resigned on March 30, 2004.

The Company amended its certificate of incorporation to change its name to Teda Travel Group, Inc. on April 20, 2004.

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

On January 27, 2005, the Board of Directors of Teda Florida authorized the distribution of substantially all of the Company common stock it owns to Teda Florida's shareholders. The record date for the distribution was January 29, 2005. Teda Florida has distributed an aggregate of 17,853,300 Company common stock, such that each shareholder on the record date was entitled to receive 0.717 shares of common stock of the Company for every share of Teda Florida common stock then held. Teda Florida retains the remaining 278 shares of the Company's common stock.

The Company primarily earns its revenues through the provision of management services, including training and consulting services, to hotels and resorts in the People's Republic of China ("the PRC") through its two wholly-owned operating subsidiaries, Teda BVI, and Teda Hotels Management Limited ("Teda HK"), a Hong Kong corporation; and a 60%-owned subsidiary, Landmark International Hotel Group Limited ("Landmark"), acquired on November 8, 2004. The Company is currently headquartered in Hong Kong SAR, People's Republic of China.

Internet Address and Company SEC Filings

Our Internet address is www.tedatravelgroup.com. This website links to our electronic SEC filings, including our annual report on Form 10-KSB, our quarterly reports on Form 10-QSB, our current reports on Form 8-K, and any amendments to these reports. All such documents are available free of charge on our website as soon as practicable after filing.

HOTEL AND RESORT MANAGEMENT

The primary business of the Company is providing hotel and resort management services. The Company receives monthly management fees from hotels and resorts under management.

On November 8, 2004, we acquired a 60% equity interest in a hotel management company known as Landmark International Hotel Group Limited ("Landmark"), a company incorporated in the British Virgin Islands. Landmark has therefore become a majority-owned subsidiary of the Company. As of December 31, 2005, Landmark manages a portfolio of 15 hotels.

Hotels Under Management

The Company and its subsidiaries have contractual arrangements to manage an aggregate of 3,993 rooms in the following eighteen (18) hotel properties in the People's Republic of China:

Hotel Name	Rating	Number of Rooms
Tianjin Teda Hotel & Club	5-Star	236
Tianjin International Hotel & Club	5-Star	115
Kindlion Hotel, Shenzhen	4-Star	230
Mirage Hotel Urumqi	5-Star	338
Royal Seal Hotel, Changsha	5-Star	217
Diamond International Hotel, Xian	4-Star	339
Landmark Hotel Yizhang	4-Star	69
Changsha Chengzi Hotel	3-Star	150
Hi-tech International Business Hotel, Xian	4-Star	286
Hunan Yongzhou Chinatown Shopping Centre	3-Star	130
Lingnan International Hotel, Guangxi	4-Star	310
Xihu International Hotel, Xian	4-Star	185
Changsha Shuangtian Hotel	4-Star	168
Tianjin Dagang Zhongtian Hotel	4-Star	180
Tianjin Zhonghao Hotel	5-Star	450
Dongguan Royal Bay Hotel	5-Star	280
Tianjin Foreign Traders International Club	5-Star	160
Hunan Yongzhou Blue Mountains Hotel	4-Star	150

Terms of our management agreements vary, but typically we earn a management fee, which comprises a base fee as a percentage of the gross sales revenues of the hotel, and an incentive management fee based on the gross operating profits of the hotel. Such agreements generally last for an initial term of 2 to 10 years. We are responsible for hiring, training and supervising the managers and employees required to operate the facilities and for purchasing supplies, for which we are reimbursed by the hotel owners.

As of December 31, 2005, the Company received all of its revenues from management of the above listed hotel and resort properties. Properties that we manage are regularly renovated to maintain their competitiveness. We believe that these ongoing refurbishment programs are adequate to preserve the competitive position and earning power of the hotels and properties.

Seasonality

Hotels under our management mainly cater to business-oriented travelers that generate higher revenue during the summer and autumn months because of increased number of conferences. During longer holidays like the Chinese New Year (around February each year) and National Celebration Days (October 1), our business tends to be slower, although we will market for leisure customers at preferred room rates. Therefore, any event that may disrupt travel patterns during the summer and autumn periods could have a material adverse effect on our annual performance and consequently our annual performance than if such events occurred in other periods. We cannot predict whether these trends will continue in the future.

2006 Business Plan

At the end of 2005, we reformulated our business plan for 2006. Our vision is to add value to our customers via a nationwide hotel network in mainland China. We seek to provide quality service and support to the hotels we manage in a way that enables them to increase their profitability.

Our primary objectives are to increase the number of hotels under our management mainly through acquisition of hotel management companies in the People's Republic of China, renew existing management contracts and add new hotels to our portfolio of managed properties through acquisitions.

We intend to build an Internet platform to provide a one-stop travel service to satisfy the needs of our customers, which include hotel owners and travelers. We intend to invest and develop businesses that would help build this network.

On January 4, 2005, the Company announced that it had agreed to acquire Shanghai Bowking Hotel Management Company Limited ("Bowking") for approximately $242,200. Bowking has successfully managed more than 12 similar hotel projects, and has established a well-known brand in the People's Republic of China with its bases in Shanghai and Wuhan. We originally expected to complete the acquisition in the second quarter of 2005. This acquisition was postponed during 2005, and the Company is currently re-assessing the feasibility of completing this acquisition in 2006.

We plan to use a majority of the proceeds of our $4,000,000 private placement of securities completed in February 2006, to make acquisitions and enter into joint ventures. See "Management's Description and Analysis of Results of Operations and Financial Condition" for more information about our private placement of securities. In addition to traditional hotel management services, we intend to diversify into other travel-related businesses, including travel agencies and car parking services. In pursuing this business direction, the Company is currently contemplating a number of such projects in mainland China.

We did not incur material research and development costs in 2004 or 2005 and do not anticipate incurring any such costs during the next 12 months.

Abandonment of Other Proposed Operations

On August 18, 2004, the Company announced that it had agreed to acquire Teda Resort Alliance Development Company Limited ("TRAC") for approximately $386,200, of which $280,872 payable in cash and $105,328 payable in restricted Company common stock. TRAC provides timeshare services for customers in China, and is the largest partner of RCI, the biggest timeshare operator in the world. The Company originally expected to complete the acquisition in the second quarter of 2005. However, with the consent of TRAC, the contract was rescinded in September 2005. No compensation is payable by either party.

In January 2002, we acquired a 35% equity interest in a real estate joint venture named Tianjin Teda Yide Industrial Company Limited ("Yide", formerly Tianjin Yide Real Estate Company Limited), a People's Republic of China corporation, for $3,610,460. Yide is involved in the development of a mixed-use complex, with residential units for resale, clubhouse, a 115-room hotel, three restaurants and conference facilities. In late December, 2005, because of a shift in business direction to focus on the Company's core hotel-related business and to raise funds for expansion, the Board approved the sale of Yide to a third party for $3 million. A deposit of $800,000 in respect of the sale was received by the Company in early January 2006. A balance payment of $2,200,000 was also received in late March 2006. The sale is expected to be completed in the second quarter of 2006 and, if completed under the current terms, management anticipates that a profit of approximately $580,000 will be realized upon completion of the sale. We can not provide any assurances that such sale will be completed under the current terms, if at all. See "Management's Description and Analysis of Results of Operations and Financial Condition" for more information about the sale of our interest in Yide.

The Company does not currently invest in real estate, other than indirectly through its interest in Yide, and we have no plans to invest in real estate in the next 12 months. We have agreed to sell our interest in Yide and expect to close the sale during the second quarter of 2006.

MARKET OVERVIEW

Hotel and Travel Industry

During the last decade, China's economy has consistently grown at a rate of 9 to 11 percent per year. China's external trade reached $1,155 billion in 2004, up 36 percent over 2003, and ranked third in the global economy, following the United States and Germany. The hotel and travel industry has benefited tremendously from this economic upsurge and currently represents one of the largest and most promising markets. Over the next years, China's travel and tourism is expected to achieve annualized real growth of 9.2 percent in total travel and tourism demand and 7.4 percent in total travel and tourism GDP.

For the first half of 2005, international tourist arrivals increased 13 percent to 58 million while the tourism foreign exchange sharply increased 21 percent to $14 billion, indicating healthy growth trends for the inbound tourism market. About 25 percent of inbound visitors to China are business travelers, which accounted for 43 percent of the total market worth: $5 billion of an estimated $11.7 billion market. The CNTA (China National Tourism Administration) has set the country's 2005 tourism revenue target at 734 billion renminbi. It expects that 112 million foreign tourist will travel to China in 2005 generating foreign currency income of $26 billion.

The State Statistical Bureau estimates that the Olympic Games in Beijing in 2008 will add 0.3 percent to GDP every year from now to 2008. By 2020, the country aims to become the world's top tourist destination, with more than 180 million arrivals and a target income from tourism to reach $400 billion or 8 percent of total GDP.

During the last three years, the private outbound market has shown robust growth trends due to more tourism destinations opening to Chinese residents and the country's rapid economic development. In addition, an increasing number of outbound travelers can be expected with the growth of disposable incomes. Besides capturing additional market share within mainland China, any hotel group considering expansion may also stand to benefit from the increased brand awareness with this growing class of international travelers and the potential contribution from these outbound travelers to properties in other geographical markets.

An important aspect to consider in relation to tourism growth is the potential impact of the liberalization of China's tourism industry. Under WTO guidelines, China has already started allowing foreign entities to take controlling stakes in travel agencies, with the first sino-foreign joint venture business travel service co-established by China International Travel Service Corporation (CITS) and American Express in January 2002. In addition, by 2006, wholly foreign-owned travel agencies will be allowed to operate in China.

Statistics from the 2005 China Hotel Industry Survey indicate that hotels managed by professional hotel companies perform better than those independently managed. Furthermore, the statistics indicate that international hotel management companies perform better than domestic management companies.

"TEDA", or "Teda", which stands for "Tianjin Economic and Technological Development Area", is a special economic zone created by the People's Republic of China in 1984. Teda is located approximately 180 kilometers southeast of Beijing and has attracted significant foreign investments. More than 3,300 foreign companies, including 100 of the Fortune 500 companies with a total investment exceeding $15 billion, conduct business in this special economic zone. Tianjin is one of the four municipalities under the direct control of the Central government and is currently the largest port in northern China. Its historical GDP growth rate has been comparable to that of Beijing and the nationwide growth rate of 9.5% for the last several years.

COMPETITION

We encounter strong competition in the hotel management business. There are over 10,000 star-rated hotels in China, with over 160 hotel management companies competing for business. These operators are primarily private management firms, but also include several large global chains that operate their own hotels and also franchise their brands, mostly in the upper-tier market. On the other hand, according to the Hotel Benchmark Survey by Deloitte, only about 10% of hotel supply in China is branded, and most of such branded hotels sit within the first class and deluxe segment of the industry. Such segment is also highly fragmented with hotel management companies that are only active in their own city or province, with very limited capability to solicit contracts outside their city or province. We believe that chain affiliation will increase as local economies grow, as brand awareness is high in China and hotel owners seek the economies of centralized reservation systems and marketing programs. Management contracts are typically long-term in nature, but most allow the hotel owner to replace the management firm if certain financial or performance criteria are not met.

China has been a major boost in the improved economic performance in Asia, and many global hotel companies strive to establish a strong presence in the country. However, they are mostly geared towards the upper-end of the market, serving foreign travelers. While the Company manages a number of mid- to upper-tier hotels, with our established presence and reputation, we also aim to address the budget hotel market simultaneously, working to fill an important segment that such global brands find more difficult to penetrate.

ENVIRONMENTAL REGULATIONS

The Company's operations are subject to various environmental regulations. Management believes that we have obtained all required material governmental approvals and permits necessary to operate our business. The costs of compliance with said regulations have not been material in the past and are not anticipated to be material in the future.

EMPLOYEES

As of December 31, 2005, the Company and its subsidiaries employed 19 full-time employees. Relationships with our employees are good.

RISKS AND UNCERTAINTIES

We are subject to various risks that could have a negative effect on the Company and its financial condition. You should understand that these risks could cause results to differ materially from those expressed in forward-looking statements contained in this report and in other Company communications. Because there is no way to determine in advance whether, or to what extent, any present uncertainty will ultimately impact our business, you should give equal weight to each of the following:

The travel industry is highly competitive, which may impact our ability to compete successfully with other hotel and timeshare properties for customers.

We operate in markets that contain numerous competitors. Each of our hotel management companies competes with major hotel chains and independent operators in regional markets. Our ability to remain competitive and attract and retain business and leisure travelers depends on our success in distinguishing the quality, value and efficiency of our services from those offered by others. If we are unable to compete successfully in these areas, this could limit our operating margins, diminish our market share and reduce our earnings.

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

The uncertain pace of the lodging industry's recovery will continue to impact our financial results and growth.

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

Although we conduct our business in China, our activities are susceptible to changes in the performance of international and regional economies, as foreign travelers constitute a fair percentage of hotel occupants. In recent years, our business has been hurt by decreases in travel resulting from SARS and downturns in global economic conditions. Our future economic performance is similarly subject to the uncertain magnitude and duration of the economic growth in China, the prospects of improving economic performance in other regions, the unknown pace of any business travel recovery that results, and the occurrence of any future incidents in China in which we operate.

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

Our ability to grow is in part dependent upon future acquisitions.

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

Acquisition transactions involve inherent risks, such as:

  uncertainties in assessing the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition or other transaction candidates;

  the potential loss of key personnel of an acquired business;

  the ability to achieve identified operating and financial synergies anticipated to result from an acquisition or other transaction;

  problems that could arise from the integration of the acquired business;

  unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition or other transaction rationale; and

  unexpected development costs, that adversely affect our profitability.

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

Acts of God, such as natural disasters and the spread of contagious diseases, in People's Republic of China where we own and manage can cause a decline in the level of business and leisure travel and reduce the demand for lodging. Wars (including the potential for war), terrorist activity (including threats of terrorist activity), political unrest and other forms of civil strife and geopolitical uncertainty can have a similar effect. Any one or more of these events may reduce the overall demand for hotel rooms and corporate apartments, or limit the prices that we are able to obtain for them, both of which could adversely affect our revenues.

The loss of key management personnel could harm our business and prospects.

We depend on key personnel who may not continue to work for us. Our success substantially depends on the continued employment of certain executive officers and key employees, particularly Godfrey Chin Tong Hui, Director and Chief Executive Officer, and Daniel Kuen Kwok So who was appointed as Director on December 28, 2005.

The loss of services of these or other key officers or employees could harm our business. If any of these individuals were to leave our company, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience.

RISKS RELATED TO DOING BUSINESS IN CHINA

Our operations are primarily located in China and may be adversely affected by changes in the policies of the Chinese government.

The political environment in the PRC may adversely affect the Company's business operations. The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China. In recent years, however, the government has introduced reforms aimed at creating a "socialist market economy" and policies have been implemented to allow business enterprises greater autonomy in their operations. Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reforms program, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. These effects could substantially impair the Company's business, profits or prospects in China. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

The Chinese government exerts substantial influence over the manner in which the company must conduct its business activities.

Only recently has the PRC government permitted greater provincial and local economic autonomy and private economic activities. The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof, and could require the Company to divest the interests it then holds in Chinese properties or joint ventures. Any such developments could have a material adverse effect on the business, operations, financial condition and prospects of the Company.

Future inflation in China may inhibit economic activity and adversely affect the Company's operations.

In recent years, the Chinese economy has experienced periods of rapid expansion and within which some years with high rates of inflation and deflation, which have led to the adoption by the PRC government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has moderated since 1995, high inflation may in the future cause the PRC government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby adversely affect the Company's business operations and prospects in the PRC.

We may be restricted from freely converting renminbi to other currencies in a timely manner.

Renminbi is not a freely convertible currency at present. The Company receives nearly all of its revenue in renminbi, which may need to be converted to other currencies, primarily U.S. dollars, and remitted outside of the PRC. Effective July 1, 1996, foreign currency "current account" transactions by foreign investment enterprises, including Sino-foreign joint ventures, are no longer subject to the approval of State Administration of Foreign Exchange ("SAFE," formerly, "State Administration of Exchange Control"), but need only a ministerial review, according to the Administration of the Settlement, Sale and Payment of Foreign Exchange Provisions promulgated in 1996 (the "FX regulations"). "Current account" items include international commercial transactions, which occur on a regular basis, such as those relating to trade and provision of services. Distributions to joint venture parties also are considered a "current account transaction". Other non-current account items, known as "capital account" items, remain subject to SAFE approval. Under current regulations, the Company can obtain foreign currency in exchange for renminbi from swap centers authorized by the government. The Company does not anticipate problems in obtaining foreign currency to satisfy its requirements; however, there is no assurance that foreign currency shortages or changes in currency exchange laws and regulations by the Chinese government will not restrict the Company from freely converting renminbi in a timely manner. If such shortages or change in laws and regulations occur, the Company may accept renminbi, which can be held or re-invested in other projects.

Future fluctuation in the value of the renminbi may negatively affect the Company's ability to convert its return on operations to U.S. dollars in a profitable manner and its sales globally.

Until 1994, renminbi experienced a gradual but significant devaluation against most major currencies, including U.S. dollars, and there was a significant devaluation of the renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the renminbi relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. dollar. Countries, including the U.S., have argued that the renminbi is artificially undervalued due to China's current monetary policies and have pressured China to allow the renminbi to float freely in world markets.

Mainland China's currency, which for the previous decade had been tightly pegged at 8.28 renminbi to the U.S. dollar, was revalued on July 21, 2005 to 8.11 per U.S. dollar, following the removal of the peg to the US dollar and pressure from the United States. The People's Bank of China also announced that the renminbi would be pegged to a basket of foreign currencies, rather than being strictly tied to the U.S. dollar, and would trade within a narrow 0.3 percent band against this basket of currencies. The PRC has stated that the basket is dominated by the U.S. dollar, euro, Japanese yen and South Korean won, with a smaller proportion made up of the British pound, Thai baht, Russian ruble, Australian dollar, Canadian dollar and Singapore dollar.

If any devaluation of renminbi were to occur in the future, the Company's returns on its operations in China, which are expected to be in the form of renminbi, would be negatively affected upon conversion to U.S. dollars.

Some independent analysts are of the opinion that the renminbi is undervalued, and thus will appreciate in the future. However, there is always a possibility that the renminbi may devalue against the U.S. dollar. The Company intends to have most future payments, if outside of China, to be denominated in U.S. dollars. If any fluctuation in the value of renminbi were to occur in the future, the value of the Company's services in China may be negatively affected.

We may be unable to enforce our rights due to policies regarding the regulation of foreign investments in China.

The PRC's legal system is a civil law system. Unlike the common law system prevalent in the United States, civil law is based on written statutes in which decided legal cases have little value as precedents. The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter. China's regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks that the Company will not be able to achieve its business objectives. There can be no assurance that the Company will be able to enforce any legal rights it may have under its contracts or otherwise.

Risks from the recent outbreak of severe acute respiratory syndrome in various parts of mainland China, Hong Kong and elsewhere.

Since early 2003, mainland China, Hong Kong and certain other countries, largely in Asia, have been experiencing an outbreak of a new and highly contagious form of atypical pneumonia, now known as severe acute respiratory syndrome, or SARS. This outbreak has resulted in significant disruption to the lifestyles of the affected population and business and economic activity generally in the affected areas. Areas in Mainland China that have been affected include areas where the Company has business and management operations. Although the outbreak is now generally under control in China, the Company cannot predict at this time whether the situation may again deteriorate or the extent of its effect on the Company's business and operations. The Company cannot assure that this outbreak, particularly if the situation worsens, will not significantly reduce the Company's hotel and travel related revenues, disrupt the Company's staffing or otherwise generally disrupt the Company's operations, result in higher operating expenses, severely restrict the level of economic activity generally, or otherwise adversely affect products, services and usage levels of the Company's services in affected areas, all of which may result in a material adverse effect on the Company's business and prospects.

Because our assets are located overseas, stockholders may not receive distributions that they would otherwise be entitled to if we were declared bankrupt or insolvent.

Our assets are, for the most part, located in the PRC. Because the Company's assets are located overseas, the assets of the Company may be outside of the jurisdiction of U.S. courts to administer if the Company was the subject of an insolvency or bankruptcy proceeding. As a result, if the Company was declared bankrupt or insolvent, the Company's stockholders may not receive the distributions on liquidation that they are otherwise entitled to under U.S. bankruptcy law.

RISKS RELATED TO CORPORATE AND STOCK MATTERS

The market for the Company's common stock is illiquid.

The Company's common stock is traded on the Over-the-Counter Bulletin Board. It is thinly traded compared to larger more widely known companies in its industry. Thinly traded common stock can be more volatile than stock trading in an active public market. The Company cannot predict the extent to which an active public market for its common stock will develop or be sustained.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

Our company has a limited operating history and must be considered in the development stage. Our company's operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

All of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

All of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States. The foregoing risks also apply to those experts identified in this prospectus that are not residents of the United States.

If we issue additional shares in the future this may result in dilution to our existing stockholders.

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Our Board of Directors have the authority to issue additional shares up to the authorized capital stated in the certificate of incorporation. Our Board of Directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our corporation.

The authorized preferred stock constitutes what is commonly referred to as "blank check" preferred stock. This type of preferred stock allows the Board of Directors to divide the preferred stock into series, to designate each series, to fix and determine separately for each series any one or more relative rights and preferences and to issue shares of any series without further stockholder approval. Preferred stock authorized in series allows our Board of Directors to hinder or discourage an attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest or otherwise. Consequently, the preferred stock could entrench our management. In addition, the market price of our common stock could be materially and adversely affected by the existence of the preferred stock.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Stockholders Should Have No Expectation Of Any Dividends.

The holders of our common stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefore. To date, we have not declared nor paid any cash dividends. The Board of Directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations.

ITEM 2.        DESCRIPTION OF PROPERTIES

The Company's principal place of business is located at Suite 2102, Chinachem Century Tower, 178 Gloucester Road, Wanchai, Hong Kong. The office premises occupies approximately 2,000 square feet. The lease, through a related corporation, had recently been renewed for another year commencing on November 15, 2005 for a monthly rental of $4,565.

A wholly-owned subsidiary of the Company, Teda (Beijing) Hotels Management Limited ("Teda BJ"), also maintains an office in Beijing, China.

ITEM 3.        LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no submission of matters to a vote of security holders during 2005.

On December 29, 2005, the Company, through its wholly-owned subsidiary, Teda HK, entered into an agreement to sell all of the Company's interest in Yide to a third party, Far Coast Asia Limited. Subsequent to the balance sheet date, on February 6, 2006, stockholders who beneficially owned in the aggregate 11,865,859 shares, or approximately 54.17% of the then issued and outstanding common stock, consented in writing to such sale.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the National Association of Securities Dealers OTC Bulletin Board under the symbol "TTVL.OB". As of December 31, 2005, the Company had approximately 130 holders of record. Presented below is the high and low bid information of the Company's common stock for the periods indicated. The source of the following information is Yahoo Finance.

OTC Bulletin Board (1) (2)
	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2005:
Fourth Quarter	$0.35	$0.12
Third Quarter	$0.85	$0.21
Second Quarter	$1.75	$0.71
First Quarter	$4.75	$1.30
FISCAL YEAR ENDED DECEMBER 31, 2004:
Fourth Quarter	$4.00	$1.80
Third Quarter	$6.00	$0.60
Second Quarter	$6.00	$1.75
First Quarter	$4.80	$1.20

(1)	Our common stock began being quoted for trading officially under the symbol "TTVL.OB" on the OTC Bulletin Board in May, 2004.
(2)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Holladay Stock Transfer (telephone: 1-480-481-3940; facsimile: 1-480-481-3941) is the registrar and transfer agent for our common shares.

The Company has not declared any dividends since incorporation and does not anticipate doing so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

Stock Issued During 2005

We did not issue any unregistered securities during the fourth quarter of 2005, however, during the first three quarters of 2005 we issued the following securities:

a.	4,000 shares of common stock having a fair value of $2,000 to two officers for services;

b.	175,000 shares of common stock having a fair value of $122,500 to consultants for services;
c.	39,834 shares of common stock with a fair value of $105,328 as a deposit for the acquisition of 55% of Teda Resort Alliance Development Co., Limited; and
d.	19,370 shares of common stock with a fair value of $48,440 as a deposit for the acquisition of 55% of Shanghai Bowking Hotel Management Company Limited.

All of the shares listed above were offered and issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Stock Issued Post Balance Sheet Date

In February 2006, through a private placement to a third party, Bloompoint Investments Limited, the Company issued 33,333,333 new shares of common stock at $0.12, for aggregate proceeds of $4 million.  An investment banking fee of $400,000 was paid from the proceeds. The shares were offered and issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2005 with respect to compensation plans, under which securities are authorized for issuance, aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders.

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))
Equity compensation plans approved by security holders	-	-	2,505,000(1)
Equity compensation plans not approved by security holders	425,000 (2)(3)	$0.99	-
Total	425,000 (2)(3)	$0.99	2,505,000 (1)

 _______________________________________

(1)

We have reserved 3,000,000 shares for issuance under our 2004 Stock Incentive Plan, 2,505,000 of which are still available for issuance. Management does not believe that any options, warrants or other rights have been issued under the plan, however, 495,000 shares of common stock were issued under the plan in 2004. See "Securities Authorized for Issuance under Equity Compensation Plans" for more information about the plan.

(2)

Of these options, warrants and rights, options to purchase 225,000 shares of common stock were granted to our legal counsel with an exercise price equal to $0.10 per share. We agreed to register the shares underlying the options in our next registration statement. So long as our counsel's relationship with us continues, the shares underlying the option shall vest and become exercisable in accordance with the following schedule: one-twelfth (1/12) of the shares subject to the option shall vest and become exercisable on each month anniversary of date of issuance. The option may be exercised for 120 days after termination of the consulting relationship. This option was not issued under our 2004 Stock Incentive Plan.

(3)

Of these options, warrants and rights, a warrant to purchase 200,000 shares of common stock was granted to a financial advisor on March 12, 2004 with an exercise price equal to $2.00 per share. The warrant may be exercised at any time until March 12, 2009. We agreed to register the shares underlying the warrant in our next registration statement. This warrant was not issued under our 2004 Stock Incentive Plan.

Securities Authorized for Issuance under Equity Compensation Plans

In April 2004, our Board of Directors and holders of a majority of our then outstanding common stock authorized and approved the 2004 Stock Incentive Plan. The purpose of the plan is to promote the best interests of the Company and its stockholders by providing a means of non-cash remuneration to selected eligible participants who contribute most to the operating progress and earning power of the Company and to provide incentives to employees and directors by offering them an opportunity to acquire a proprietary interest in the Company.

Under the plan, we have reserved a total of 3,000,000 shares of our common stock for issuance upon exercise of incentive and non-qualified stock options, stock bonuses and rights to purchase awarded from time-to-time, to our officers, directors, employees and consultants. As of December 31, 2005, 495,000 shares were issued under the plan to a financial advisor and no options, warrants or other rights have been granted or are outstanding under the plan. A registration statement on Form S-8 was filed with the SEC with respect to 2,000,000 of the shares of common stock issuable under the plan on April 22, 2004 (SEC File No. 333-114644).

The plan is currently administered by our Board of Directors. Under the plan, the Board determines which of our employees, officers, directors and consultants are to be granted awards, as well as the material terms of each award, including whether options are to be incentive stock options or non-qualified stock options.

Subject to the provisions of the plan, and the Internal Revenue Code with respect to incentive stock options, the Board determines who shall receive awards, the number of shares of common stock that may be purchased under the awards, the time and manner of exercise of options and exercise prices. At its discretion, the Board also determines the form of consideration to be received upon exercise and may permit the exercise price of options granted under the plan to be paid in whole or in part with previously acquired shares and/or the surrender of options. The term of options granted under the plan may not exceed ten years, or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options may not be less than 100% of the fair market value of our common stock at the time the option is granted. However, incentive stock options granted to a 10% holder of our voting stock may not be exercisable at less than 110% of the fair market value of our common stock on the date of the grant. The exercise price for non-qualified options will be set by the board, in its discretion, but in no event shall the exercise price be less than 85% of the fair market value of our common stock on the date of grant.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CAUTIONARY STATEMENTS

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included in Part II, Item 7 of this Report. All amounts are expressed in U.S. dollars. The following discussion regarding the Company and its business and operations contains "forward-looking statements" within the meaning of Private Securities Litigation Reform Act 1995. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may", "expect", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. In particular, these include statements relating to our expectation that we will continue to have adequate liquidity from cash flow from operations the other risks and uncertainties which are described above under "RISK FACTORS". The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements, including the risk factors discussed in this Report. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward looking statements.

OVERVIEW

Teda Travel Group, Inc. ("we" or the "Company") is a Delaware corporation incorporated on September 10, 1993. The Company was originally incorporated under the name EC Capital Ltd. The Company is a reporting company pursuant to the Securities Exchange Act of 1934, as amended. In 2001, the Company's name was changed to Acola Corp. ("Acola") and the Company attempted to distribute an anti-cancer drug in Mexico. However, Acola was unable to secure sufficient capital to obtain the exclusive distribution rights to the drug and the venture failed. Acola did not engage in any significant operations after 2002.

In 2001, a group of Hong Kong hotel professionals, including members of the current management of the Company, together with Tianjin Teda International Hotels Development Limited, a corporation owned by the Tianjin provincial government and formed under the laws of the People's Republic of China and a joint venture partner of the Company (the "Company's Joint Venture Partner"), formed Teda Travel Incorporated, a Florida corporation ("Teda Florida"), and its wholly owned subsidiary, Teda Hotels Management Company Limited, a British Virgin Islands Corporation ("Teda BVI"), for the purpose of establishing a premier nationwide hotel chain business throughout China. The Company's Joint Venture Partner began its hotel management business in 1997.

On March 10, 2004, Teda Florida and Teda BVI entered into a Share Exchange Agreement with Acola. The Share Exchange Agreement set forth certain terms and conditions of the exchange by which the entire issued share capital of Teda BVI was transferred to Acola in exchange for approximately 95.86% of the issued share capital of Acola. The closing of the transaction occurred on March 12, 2004, and Acola became a subsidiary of Teda Florida. At that time, Teda Florida owned approximately 86% of the issued capital of Acola, approximately 9% of the capital was issued to certain consultants and the remaining capital was owned by Acola shareholders that were not parties to the Share Exchange Agreement. On the closing date, pursuant to the Share Exchange Agreement, all of Acola's existing officers and directors, except Mr. James N. Baxter, resigned and all the directors of Teda Florida were elected on the Board of Acola. Mr. James N. Baxter resigned on March 30, 2004.

The Company amended its certificate of incorporation to change its name to Teda Travel Group, Inc. on April 20, 2004.

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

On January 27, 2005, the Board of Directors of Teda Florida authorized the distribution of substantially all of the Company common stock it owns to Teda Florida's shareholders. The record date for the distribution was January 29, 2005. Teda Florida has distributed an aggregate of 17,853,300 Company common stock, such that each shareholder on the record date was entitled to receive 0.717 shares of common stock of the Company for every share of Teda Florida common stock then held. Teda Florida retains the remaining 278 shares of the Company's common stock.

The Company primarily earns its revenues through the provision of management services, including training and consulting services, to hotels and resorts in the People's Republic of China ("the PRC") through its two wholly-owned operating subsidiaries, Teda BVI, and Teda Hotels Management Limited ("Teda HK"), a Hong Kong corporation; and a 60%-owned subsidiary, Landmark International Hotel Group Limited ("Landmark"), acquired on November 8, 2004. The Company is currently headquartered in Hong Kong SAR, People's Republic of China.

CONSOLIDATED RESULTS OF OPERATIONS

Comparing Fiscal Years Ended December 31, 2005 and 2004:

The following table presents certain consolidated statement of operations information. Financial information is presented for the 12 month period ending December 31, 2005 and December 31, 2004. Certain columns may not add due to rounding.

	2005	2004
Revenues, net	$894,263	$568,391
Expenses	2,482,316	4,253,353
Income (Loss) from Operations	($1,588,053)	($3,684,962)

Revenue. Revenues for the fiscal year ended December 31, 2005 were $894,263 as compared to revenues of $568,391 for the previous fiscal year, an increase of $325,872, or 57%. The increase was primarily due to combination of the revenues of a subsidiary ("Landmark") acquired on November 8, 2004, and of a wholly foreign-owned enterprise in Beijing ("Teda BJ") established in November 2004. Landmark and Teda BJ generated additional hotel management income for the Company in 2005.

Total Expenses. Our material operating expenses consist primarily of payroll, professional fees, office rentals, overseas traveling and entertainment. Other material expenses included common stock issued for services and amortization of intangible license rights that arose in the acquisition of Landmark.  Our total expenses for 2005 were $2,482,316 as compared to total expenses in 2004 of $4,253,353, a decrease of $1,771,037, or 42%. The decrease was primarily attributable to significantly fewer shares of our common stock issued during the year for services. We incurred a non-recurring cost of stock issued for services and acquisition in 2004 that amounted to $3,523,473, principally related to the share exchange transaction which closed on March 12, 2004, together with stock issued to consultants of the Company during the year. In fiscal 2005 we recorded only $632,997 for shares issued for acquisitions and services rendered to the Company, primarily related to deferred stock compensation recognized during the year.

We paid higher professional fees in 2005 than we did in 2004, $445,452 compared to $221,716, and we had a higher payroll in 2005 than in 2004, $570,972 compared to $244,850. Our professional fees and payroll expenses increased due to the increase in the number of hotels under management following our acquisitions of Landmark and Teda BJ.

Our other selling, general and administrative expenses for 2005 were $802,126 as compared to $232,545 in 2004, an increase of $569,581 or 245%. The increase was mainly due to increases in payroll, rental and traveling expenses in 2005 as compared to 2004, with the acquisition of Landmark and establishment of Teda BJ in late 2004. Also included in other selling, general and administrative expenses was amortization of intangible license rights regarding the acquisition of Landmark, which increased from $39,037 in 2004 to $234,216 in 2005. There was an increase of $195,179, or 500%. Since Landmark was acquired in November 2004, amortization was only for two months in 2004 while for the full year in 2005.

Loss from Operations. We recorded a loss from operations of $1,588,053 in the fiscal year ended December 31, 2005 as compared to a loss of $3,684,962 in the previous fiscal year, a difference of $2,096,909 or 57%. Our loss from operations was reduced partially by the growth in revenues from our property management business as a result of the increase in the number of hotels under management in 2005. As a result of the increase in the number of hotels we manage, our payroll, professional and management fee expenses and other selling, general and administrative expenses all increased in 2005 compared to 2004. However, loss from operations in 2005 was significantly less than in 2004 due to lower costs of stock issued for services in 2005 compared to 2004.

Net loss from Continuing Operations. We had net loss from continuing operations in 2005 of $1,602,532 compared to a net loss of $3,723,582 for the previous fiscal year, a decrease of $2,121,050 or 57%. The increase in net income was primarily attributable to our increase in revenues as a result of the addition of hotels under management in 2005 and the reduction in costs recorded for stock issued for services in 2005 compared to 2004. Our increase in revenues was offset, however, by material increases in operating expenses, other than stock issued for services, as a result of the increase in hotels under management after the acquisition of Landmark and the establishment of Teda BJ in late 2004.

Income tax. The Company derives its hotel management income in the People's Republic of China and is subject to withholding tax in the People's Republic of China depending upon the province in which a particular hotel is located. Income tax expenses charged to the consolidated income statement for 2005 were $29,182 as compared to $37,024 for the year ended December 31, 2004, a decrease of $7,842, or 21%. The reduction in income tax was mainly due to over-provision in 2004 which was reversed in 2005. Though revenues increased in 2005 as compared to 2004, the increase was primarily earned by Teda BJ which operated at a loss in 2005, hence no income tax was payable in respect of its revenue.

Discontinued Operations. There was a loss from discontinued operation attributable to our interest in Yide, our real estate joint venture, of $448,923 for 2005 as compared to an equity loss of $792,815 for the previous fiscal year, a decrease in loss of $343,892, or 43%. The loss attributable to our interest in Yide was less in 2005 than in 2004 primarily because the Company ceased to adopt the equity method to account for Yide subsequent to September 30, 2005. The Board agreed to sell our interest in Yide to a third party in December 2005 and anticipate that the sale will close in the second quarter of 2006. See “Material Subsequent Events” below for further information about the pending sale of our interest in Yide.

Net loss.  We had a net loss in 2004 of $4,516,397.  Our net loss in 2005 was $2,051,455, which is a reduction of $2,464,942, or 55%, from 2004.  The reduction in net loss was primarily a result of a $352,872, or 57%, increase in revenues from year to year, as well as a $2,890,476, or 82%, reduction in stock issued for services in 2005 compared to 2004.  The reduction in loss was offset, however, by a $1,119,265, or 153%, increase in our professional fees, payroll fees and other selling, general and administrative expenses in 2005 compare to 2004.

CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Provided by and Used in Operations

During 2005 we continued to incur a net cash outflow from operations. Our net cash used in operating activities was $256,517 in 2005. We made up the shortfall in operating cash in 2005 by generating $282,722 in net cash from our financing activities, including loans from our principal shareholder, Magnolia Group Holdings Limited. All loans outstanding at December 31, 2005 had been subsequently repaid in the first quarter of 2006, and the Company is currently debt-free. Our current liabilities, which include the amounts due to related parties as well as accounts payable, totaled $1,298,003 at December 31, 2005. Our long-term liabilities as of December 31, 2005 were not material.

Our ability to pay operating expenses will depend upon our future operating performance, which will be subject to economic, financial, competitive and other factors, some of which are beyond our control. Given the current economic climate and market conditions, however, and underpinned by the cash raised through issuance of new shares in February 2006, the Company does not foresee any liquidity problem in maintaining its day-to-day operations.

Working Capital Requirements

We had cash of $85,919 at December 31, 2005 and our current assets totaled $408,872. Our current liabilities at December 31, 2005 were $1,298,003, so we had negative working capital of $889,131. In order to increase our working capital, in late December 2005, our Board agreed to the sale of Yide to Far Coast Asia Limited, a third party, for a cash consideration of $3 million. A deposit of $800,000 in respect of the sale was received by the Company in January 2006. A balance payment of $2,200,000 was also received in late March 2006. Completion of the sale, however, is dependent on obtaining the consent of the joint venture partner of Yide and other relevant PRC government approvals. The Company is in the process of getting such consent and approvals. The sale is expected to be completed in the second quarter of 2006, and, if completed under the current terms, management anticipates that a profit of approximately $580,000 will be realized upon completion of the sale. We can not provide any assurances that such sale will be completed under the current terms, if at all.

In addition, we completed a $4,000,000 offering of our common stock in the first quarter of 2006, from the proceeds of which we paid an investment banking fee of $400,000. We do not have any credit facilities with financial institutions and do not foresee arranging one in the immediate future. We have no material long-term debt company and therefore have no material financial obligations. Loans from our shareholder that are shown on our balance sheet at December 31, 2005, were fully repaid in the first quarter of 2006.

Management believes that funds generated by the sale of Yide and the offering of our common stock, together with anticipated cash flows from operations, will be adequate in providing working capital to the Company for the next 12 months. We cannot assure you that financing alternatives will be available to us in the future to support our working capital requirements should they be needed.

Fluctuations in the values of hotel real estate generally have little impact on the overall results of our business because (1) we do not own the hotels that we manage; (2) management fees are generally based upon hotel revenues and profits versus current hotel property values; and (3) our management agreements generally do not terminate upon hotel sale.

Capital Expenditures

We also continue to seek opportunities to enter new markets, increase market share or broaden service offerings through acquisitions. During 2005, we acquired property, plant and equipment of $7,028 which was financed through working capital. We have no significant capital expenditure commitments outstanding at December 31, 2005 and we do not foresee a major outlay for capital expenditures and other reasonably likely cash requirements apart from those arising from its day-to-day operations. The Company plans to grow by acquisitions and joint ventures in 2006, which will be financed by the approximately $6.6 million in cash raised in the first quarter of 2006. Further funding exercises such as issuing new shares to, or forming joint ventures with strategic investors will be considered when the need arises. Currently the Company has no plans to issue new shares.

MATERIAL SUBSEQUENT EVENTS

In January 2002, the Company acquired a 35% equity interest in a real estate joint venture by the name of Tianjin Teda Yide Industrial Company Limited ("Yide", formerly Tianjin Yide Real Estate Company Limited), a People's Republic of China corporation, for $3,610,460. Yide is involved in the development of a mixed-use complex, with residential units for resale, clubhouse, a 115-room hotel, three restaurants and conference facilities. The hotel, clubhouse and restaurants are operating satisfactorily. As of September 2005, the residential units have all been sold at a profit except for two units which remained unsold. The carrying value of Yide as of September 30, 2005 was $2,420,130. The difference between the original book cost and the carrying value as of September 30, 2005 was due mainly to depreciation charge on fixed assets including land, building, furniture and equipment.

Change in significant influence of the Company over Yide

With equity holding over 20%, the Company had presumed that it had significant influence over Yide. It is noted that Madam Zhi Ying Chang ("Madam Chang"), who is a Director of the Company, also serves as the Group General Manager of the 65% joint venture partner, Tianjin Teda International Hotels Development Company Limited. Therefore, since acquisition, Yide has been accounted for in the books of the Company as an associate using the equity method of accounting.

During 2004 and 2005, we investigated methods to finance its proposed projects. Toward the end of the third quarter of 2005, the Board of Directors discussed selling the interest in Yide. However, one of our Directors, Madam Chang, who also serves as the Group General Manager of the other joint venture partner of Yide, objected to the sale transaction. Around the same time, Yide failed to provide its financial information to the Company in a timely manner. In fact the Company has not received any further financial information of Yide subsequent to September 30, 2005.

In late December, 2005, because of a shift in business direction to focus on our core hotel-related business and to raise funds for expansion, our Board of Directors approved the sale of Yide to Far Coast Asia Limited, a third party, for $3,000,000. A deposit of $800,000 in respect of the sale was received by the Company in early January 2006. A balance payment of $2,200,000 was also received in late March 2006. However, since Yide failed to provide its financial information to the Company in a timely manner, the sale could not be completed on its original timeline. The Company provided a formal written demand for such information on February 22, 2006. Up to the date of this report, there has been no reply. Furthermore, there has been no direct communications between Madam Chang and the other two directors since the dispute arose in early December 2005.

Stockholder consent regarding the sale of Yide

On February 6, 2006, stockholders who beneficially own in the aggregate 11,865,859 shares, or approximately 54.17% of our issued and outstanding common stock, consented in writing to the sale of Yide. A Preliminary Information Statement and a Definitive Information Statement had been filed with the SEC on March 9, 2006 and March 29, 2006 respectively.

Accounting treatment in the absence of significant influence on Yide

In accordance with FASB Interpretation No. 35 (FIN 35), the use of the equity method of accounting for the investment is required if the investor has the ability to exercise significant influence over the operating and financial policies of the investee. However, FIN 35 provides examples where significant influence may not exist. Specifically, paragraphs 3 & 4 of FIN 35 says that "Evidence that an investor owning 20 percent or more of the voting stock ... may be unable to exercise significant influence ... requires an evaluation of all the facts & circumstances relating to the investment. The presumption that the investor has the ability to exercise significant influence stands ... until overcome by predominant evidence to the contrary."

Management has determined that the failure by the Company to obtain financial information has resulted in the loss of significant influence under the equity method. As such, the use of the equity method is therefore no longer appropriate and the Company is accounting for its investment from October 1, 2005 to December 31, 2005 under the cost method.

The sale of the Company's interest in Yide is expected to be completed in the second quarter of 2006.

Appointment of principal officers

Effective March 23, 2006 Godfrey Chin Tong Hui resigned as Chief Financial Officer of the Company. Mr. Hui, Chief Executive Officer, acted as interim Chief Financial Officer until the appointment of Mr. Daley Mok.

On March 23, 2006 the board of directors of the Company appointed Benedict Fung as the President of the Company and Daley Mok as the Chief Financial Officer and Principal Accounting Officer of the Company, effective March 23, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

We do no have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

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

(iv) Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and elects the disclosure option of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure," ("SFAS Nos. 123 and 148"). Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. The Company also records stock compensation expense for any options issued to non-employees using the fair value method prescribed in SFAS Nos. 123 and 148.

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

IMPACT OF FUTURE ADOPTION OF ACCOUNTING STANDARDS

FAS No. 123 (revised 2004), "Share-Based Payment"

In December 2004, the FASB issued FAS No. 123 (revised 2004), "Share-Based Payment" ("FAS No. 123R"), which is a revision of FAS No. 123, "Accounting for Stock-Based Compensation." FAS No. 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FAS No. 95, "Statement of Cash Flows." We will adopt FAS No. 123R at the beginning of our 2005 first quarter.

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

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The adoption of SFAS No. 148 did not have a material effect on the net loss of the Company.

SFAS No. 151, 152, 153, 154, 155, 156 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

ITEM 7.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are attached at the end of this document.

The report of Company's Independent Auditor appears at Page F-1 hereof, the Financial Statements of the Company appear at Page F-2 through F-21 hereof.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this annual report, being December 31, 2005, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our Chief Executive Officer and our Chief Financial Officer in consultation with our accounting personnel.

Based upon the Evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report, our Disclosure Controls are effective to ensure that material information relating to us is made known to management, including the CEO and CFO, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

ITEM 8B.        OTHER INFORMATION

None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer of the Company.

Name	Age	Position
Zhi Ying Chang	50	Director
Godfrey Chin Tong Hui	46	Director and Chief Executive Officer
Daniel Kuen Kwok So	50	Director
Benedict Fung	58	President
Daley Mok	45	Chief Financial Officer

Each Director will hold office until the next annual meeting of stockholders and until his successor has been elected and qualified.

Zhi Ying Chang has been the Director of the Company since April 2002. Madam Chang, along with the Chief Executive Officer of the Company, Godfrey Chin Tong Hui, also serves as the Group General Manager of Tianjin Teda International Hotels Development Limited, a corporation owned by the Tianjin provincial government and formed under the laws of the PRC and a joint venture partner of the Company (the "Company's Joint Venture Partner"), where she has been responsible for day-to-day management and business development since 1998. The Company's Joint Venture Partner owns 65% of a real estate joint venture with the Company by the name of Tianjin Teda Yide Industrial Company Limited ("Yide", formerly Tianjin Yide Real Estate Company Limited), a People's Republic of China corporation. "Certain Relationships and Related Transactions." In addition, the Company's Joint Venture Partner is the beneficial owner of 1.6% of the Company's outstanding common stock. See Item 11, "Security Ownership of Certain Beneficial Owners and Management". Madam Chang also serves as a member of the Board of Directors of the Real Estate Joint Venture. In addition, Madam Chang currently serves as counselor for both the Tourism Association of China and the Tourism Association of Tianjin, China. Madam Chang has a background in engineering and utilized that background on behalf of the Tianjin Economic and Technological Development Area ("TEDA"). See Item 1, "Business." Beginning in 1986, Madam Chang was responsible for all utility plants and supplies in TEDA until 1993, when she was transferred to head the hotel division of TEDA. Madam Chang holds a Master's Degree in Business Administration from the State University of Singapore.

Godfrey Chin Tong Hui has been a Director and the Chief Executive Officer of the Company since April 2002. Prior to this time, beginning in March 2000, Mr. Hui worked to establish Teda Hotels Management Limited, a Hong Kong corporation which is now one of the two wholly-owned operating subsidiaries of the Company. See Item 1, "Business." Mr. Hui, along with another Director, Zhi Ying Chang, also serves as a member of the Board of Directors of the Real Estate Joint Venture. Upon the completion of the sale of Yide, Mr. Hui will no longer serve as a Director of Yide. See Item 2, "Properties". Mr. Hui began his career in the hotel industry in 1985 and has worked for several international and regional hotel groups, becoming one of the top hotel professionals in the Greater China Area. From November 1998 through March 2000, Mr. Hui was responsible for management and financial issues at Hopewell Holdings Limited, where he worked in various capacities including Director of Operations, Finance and Development of the Hotel Division, Executive Assistant to the Chairman, Chairman of the Executive Committee, and Group Financial Controller of Hopewell Holdings Limited. From June 1993 through November 1998, Mr. Hui was involved in hotel management for Mega Hotels Management Limited, where he served as Director of Finance, Development and Operations. Mr. Hui holds a Bachelor's Degree in Business Management and a Master's Degree in Finance and Investment.

Daniel Kuen Kwok So has been a Director of the Company since December 28, 2005. Mr. So started his career in China in the early 1980s when the country just began her economic reforms. His career spans a very diversed area of interests covering semiconductor, electronics, computer manufacturing, computer applications, software and system development, telecommunication, datacom, medical and health, retail and property development. He was the CEO of Wangfujing Plaza and ChangAn Wangfujing Building in Beijing which are significant development in the heart of Beijing, as well as the Vice Chairman and founder of the Chess Technology Group. Mr. So holds a zoology degree from the Washington State University.

Benedict Fung has been employed by the Company since January 3, 2006. Prior to joining the Company, Mr. Fung served as Director and Chief Financial Officer of Masterpipings Holdings Limited from March 2003 to January 2006. From March 2001 to March 2003, Mr. Fung served as a Director and Vice President, Finance of AIC Asia Int'l corporation. Mr. Fung has been active in the hospitality industry for more than twenty years, working as Executive Vice President/Executive Director in various international hotel chains and publicly-listed hotel investment companies including Mandarin Oriental, Hyatt International, the Peninsula Hotel Group, Regal

International Hotels, STDM Hotels (Macau) and the Miramar Hotel Group. He holds a degree in hospitality management and is member of the British Association of Hospitality Accountants and International Association of Hospitality Accountants USA.

Daley Mok has been employed by the Company since January 3, 2006. Prior to joining the Company, Mr. Mok served as Director of DM Services, a business consulting firm from March 2001 to January 2006. Mr. Mok started his career in auditing with Peat Marwick, before progressing to the commercial field. Having worked in both Hong Kong and Australia, Mr. Mok has gathered over twenty years experience in multinational companies including the Swire Group, the CLP Group, Digital Equipment Corporation, CDH Properties, the Grosvenor Shaw Group and the Grass Valley Group. Mr. Mok is a qualified accountant with memberships in both the Hong Kong Institute of Certified Public Accountants and CPA Australia. He holds a bachelor's and a master's degree in business administration, as well as a master's degree in laws, specializing in international business law.

There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.     any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.     any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.     being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.     being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Corporate Governance Matters

Audit Committee. The Board of Directors has not yet established an audit committee, and the functions of the audit committee are currently performed by our Chief Financial Officer, with assistance by expert independent accounting personnel and oversight by the entire board of directors. We are not currently subject to any law, rule or regulation requiring that we establish or maintain an audit committee. We may establish an audit committee in the future if the board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

Board of Directors Independence. Our Board of Directors consists of three members. We are not currently subject to any law, rule or regulation requiring that all or any portion of our board of directors include "independent" directors. None of the members of the board of directors is "independent" as defined under the rules of the NASDAQ Stock Market.

Audit Committee Financial Expert. Our Board of Directors has determined that it does not have a member that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Code of Ethics. A Code of Business Conduct and Ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) the prompt reporting violation of the code and (e) accountability for adherence to the Code. We are not currently subject to any law, rule or regulation requiring that we adopt a Code of Ethics, however, we have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Such code of ethics will be provided to any person without charge, upon request, a copy of such code of ethics by sending such request to us at our principal office.

Nominating Committee. We have not yet established a nominating committee. Our board of directors, sitting as a board, performs the role of a nominating committee. We are not currently subject to any law, rule or regulation requiring that we establish a nominating committee.

Compensation Committee. We have not yet established a compensation committee. Our board of directors, sitting as a board, performs the role of a compensation committee. We are not currently subject to any law, rule or regulation requiring that we establish a compensation committee.

At this stage of our development, we have elected not to expend our limited financial resources to implement these measures. It is possible that if we were to adopt some or all of the corporate governance measures described in this section, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made pursuant to objective criteria, by disinterested directors and that policies had been implemented to define responsible conduct.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

ITEM 10.	EXECUTIVE COMPENSATION

The following table summarizes all compensation paid by the Company in each of the last three fiscal years to the Company's Chief Executive Officer. None of the Company's other executive officers currently serving as such had annual compensation exceeded $100,000 (U.S.) in any of the last three fiscal years.

Name and Principal Position	Annual Compensation (all in $U.S.)				Long Term Compensation
	Year	Salary	Bonus	Other	Pension
Godfrey Chin Tong Hui, Chief Executive Officer	2005	76,923	57,692	16,923 (1)	1,538 (2)
	2004	76,923	57,692	10,030 (1)	1,538 (2)
	2003	76,923	6,410	11,636 (1)	1,538 (2)

(1)	Tax allowance paid by the Company for personal income taxes on behalf of the individual.
(2)	Contribution paid by the Company into a mandatory pension fund for the benefit of the individual.

The President, Mr. Fung, and the Chief Financial Officer, Mr. Mok, were appointed in 2006, and were not serving as executive officers of the Company at the end of 2005. No deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the years ended December 31, 2005, 2004 or 2003. No employee, director, or executive officer has been granted any option or stock appreciation rights.

Director and Executive Officer Compensation

The Company has no current plans to pay compensation to any director. The compensation for executive officers includes salary, bonus and pension.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Our Chief Financial Officer, Mr. Mok, is party to an employment agreement with our subsidiary Teda Hotels Management Limited, dated January 3, 2006, whereby Mr. Mok serves as the Chief Financial Officer of such subsidiary. The agreement does not contain a definitive termination date and is terminable by Teda Hotels Management Limited on one months notice. Mr. Mok is entitled to an annual salary of HK$50,000 and is eligible to be paid bonuses, from time to time, at the discretion of Teda Hotels Management Limited's Board of Directors, of cash, stock or other valid form of compensation. Mr. Mok is also eligible to receive 50,000 shares of common stock of the Company following each of his first two full years of employment.

Our President, Mr. Fung, is also party to an employment agreement with our subsidiary Teda Hotels Management Limited, dated January 3, 2006, whereby Mr. Fung serves as the President – Corporate Development of such subsidiary. The agreement does not contain a definitive termination date and is terminable by Teda Hotels Management Limited on one months notice. Mr. Fung is entitled to an annual salary of

HK$40,000 and is eligible to be paid bonuses, from time to time, at the discretion of Teda Hotels Management Limited's Board of Directors, of cash, stock or other valid form of compensation. Mr. Fung is also eligible to receive 60,000 shares of common stock of the Company following each of his first two full years of employment.

Other than as described above, we have no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his resignation, retirement or other termination of employment with the Company, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth information as of April 12, 2006 regarding the beneficial ownership of our common stock, (a) each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) each director known to hold common stock; (c) the Company's chief executive officer; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 55,239,422 shares of common stock outstanding, as of March 30, 2006. Unless otherwise identified, the address of the directors and officers of the Company listed above is Suite 2102, Chinachem Century Tower, 178 Gloucester Road, Wanchai, Hong Kong.

NAME AND ADDRESS OF BENEFICIAL OWNER(1)	AMOUNT OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS OF STOCK OUTSTANDING
Officers and Directors
Zhi Ying Chang	400,093 (1)	0.72% (1)
Godfrey Chin Tong Hui	10,095,650 (2)	18.3% (2)
Daniel Kuen Kwok So	0	0.00%
Benedict Fung	0	0.00%
Daley Mok	0	0.00%
All Officers and Directors as a Group (three persons)	10,495,743 (1)(2)	19.0% (1)(2)
5% Beneficial Owners
Bloompoint Investments Limited	33,333,333	60.3%
Magnolia Group Holdings Limited(3)	9,156,360 (2)	16.6% (2)

(1)	Zhi Ying Chang, a Director of the Company, also serves as the Group General Manager of Tianjin Teda International Hotel Development Limited, a corporation owned by the Tianjin provincial government and formed under the laws of the People's Republic of China and a joint venture partner of the Company (the "Company's Joint Venture Partner"). See Item 2, "Properties," Item 9 "Directors and Executive Officers" and Item 12, "Certain Relationships and Related Transactions."
(2)	Godfrey Chin Tong Hui, a Director and the Chief Executive Officer of the Company, owns 50% of the issued and outstanding common stock of his personal holding company, New Nature Development

Limited ("New Nature"), which in turn is the record owner of 367,821 shares of the Company's common stock, or 1.7% of the Company. Mr. Hui also owns 1% of the issued and outstanding shares of, and is a director of, Magnolia Group Holdings Limited ("Magnolia"). Magnolia owns 9,156,360 shares of the Company's common stock, or 16.6% of the Company. See Item 1, "Business." Because Mr. Hui Chin Tong is a director of Magnolia, he might be deemed to have or share investment control over Magnolia's portfolio.

(3)	The address of Magnolia Group Holdings Limited is Unit 1602, Malaysia Building, 50 Gloucester Road, Wanchai, Hong Kong.

ITEM 12        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 2002, we acquired a 35% interest in a real estate joint venture by the name of Tianjin Teda Yide Industrial Company Limited ("Yide", formerly Tianjin Yide Real Estate Company Limited), a People's Republic of China corporation (the "Real Estate Joint Venture"). The Company's joint venture partner is Tianjin Teda International Hotels Development Company Limited, a corporation owned by the Tianjin provincial government and formed under the laws of the People's Republic of China (the "Company's Joint Venture Partner"), which joint venture partner is the beneficial owner of 4.0% of the Company through Teda Hotel Management Pte Limited, a limited corporation formed in Singapore. The Company's share of equity loss for 2004 from the Real Estate Joint Venture was $792,815. In early 2005, our Board of Directors discussed selling our interest in Yide. A sale of Yide to a third party for $3 million was approved by a majority of our Board of Directors in December 2005. On February 6, 2006, stockholders who beneficially own in the aggregate 11,865,859 shares, or approximately 54.17% of our issued and outstanding common stock, consented in writing to the sale of Yide. A Preliminary Information Statement and a Definitive Information Statement had been filed with the SEC on March 9, 2006 and March 29, 2006 respectively.

During each of the fiscal years ended December 31, 2005 the Company paid $30,769 to New Nature Development Limited ("New Nature") for hotel management consulting services. Godfrey Chin Tong Hui, a Director and the Chief Executive Officer of the Company, owns 50% of the issued and outstanding common stock of New Nature Development Limited ("New Nature"). New Nature owns 539,290 shares of the Company's common stock, or slightly less than 1% of the total issued common stock of the Company subsequent to the February 2006 private placement. Mr. Hui also owns 1% of the issued and outstanding shares of, and is a director of, Magnolia Group Holdings Limited ("Magnolia"). Magnolia owns 9,156,360 shares of the Company's common stock, or 16.6% of the Company.

During the fiscal years ended December 31, 2005 and 2004, the Company received $448,027 and $461,323, which accounted for 50% and 81% of total revenues, respectively, from two properties managed by the Company that are owned by the Company's Joint Venture Partner.

During the years ended December 31, 2005 and 2004, the Company paid rent of $34,743 and $35,344 respectively for office premises leased from a director and stockholder.

PART IV

ITEM 13	EXHIBITS

(a)	The following financial statements are filed as a part of this Form 10-KSB in Appendix A hereto:

i.	Report Independent Registered Public Accounting Firm

ii.	Consolidated balance sheet as of December 31, 2005

iii.	Consolidated statements of operations for the years ended December 31, 2005 and 2004

iv.	Consolidated statements of shareholders' equity for the years ended December 31, 2005 and 2004

v.	Consolidated statements of cash flows for the years ended December 31, 2005 and 2004

vi.	Notes to consolidated financial statements.
(b)	The following Exhibits are filed as part of this Report on Form 10-KSB:
Exhibit No.	Description

2.1

Agreement for Sale and Purchase Certain Interests in the Registered Capital of Tianjin TEDA Resort Alliance Development Company Limited, dated August 18, 2004 is incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on August 25, 2004.

2.2

Agreement for Sale and Purchase Certain Interests in the Registered Capital of Landmark International Hotel Group Limited, dated October 8, 2004 is incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on October 28, 2004.

2.2

Release and Settlement Agreement, dated August 20, 2005 between TEDA International Hotel Development, Woodfine Consultants, Ltd., Linkrich Enterprise Investment, Ltd., and Teda Travel Group, Inc., is incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on August 23, 2005.

3.1	Articles of Incorporation is incorporated herein by reference from Registrant's Report on Form 10-SB12G/A filed with the SEC on January 24, 2000.
3.2	Amendment to Articles of Incorporation incorporated herein by reference from Registrant's Definitive Information Statement on Schedule 14C filed with the SEC on March 26, 2004.
3.2

Amended and Restated By-Laws for TEDA Travel Group, Inc., adopted on January 10, 2006, is incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on January 18, 2006.

3.3	By-laws are incorporated herein by reference from Registrant's Report on Form 10-SB12G/A filed with the SEC on January 24, 2000.
4.1	TEDA Travel Group, Inc. 2004 Stock Incentive Plan is incorporated herein by reference from Registrant's Current Report on Form S-8 filed with the SEC on April 22, 2004.

10.1

Agreement and Plan of Share Exchange, dated as of March 10, 2004 entered into by and among Teda Hotels Management Company Limited, and Teda Travel Incorporated and Acola Corp., a Delaware corporation is incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on March 19, 2004.

10.2

TEDA Hotels Management Company Limited and Subsidiary (A Wholly Owned Subsidiary of TEDA Travel, Inc.) Consolidated Financial Statements as of December 31, 2003 and 2002 is incorporated herein by reference from Registrant's Current Report on Form 8-K/A filed with the SEC on June 4, 2004.

10.3

Common Stock Purchase Agreement, dated February 9, 2006, between TEDA and Bloompoint Investments, Ltd. is incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on February 15, 2006.

10.4	Employment Agreement between Teda Hotels Management Limited and Daley Mok, dated January 3, 2006
10.5	Employment Agreement between Teda Hotels Management Limited and Benedict Fung, dated January 3, 2006
14.1

Code of Business Conduct and Ethics for TEDA Travel Group, Inc. as approved by the Board of Directors as of December 31, 2003, is incorporated herein by reference from Registrant's Annual Report on Form 10-KSB filed with the SEC on April 13, 2005.

21.1

Agreement for Sale and Purchase of Certain Interests in the Registered Capital of Shanghai Bowking Hotel Management Company Limited, dated January 4, 2005, between Shanghai Baoyi Realty Company Limited and TEDA Hotels Management Company Limited is incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on January 14, 2005.

21.2	List of Subsidiaries of the Registrant is incorporated herein by reference from Registrant's Annual Report on Form 10-KSB filed with the SEC on April 13, 2005.
23.1	Consent of independent auditors Webb & Company, P.A.
23.2	Consent of independent auditors Jimmy C.H. Cheung & Co.
24.1	Power of Attorney (included in the Signatures section of this report)
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Webb & Company, P.A., Certified Public Accountants, and Jimmy C.H. Cheung & Co., Certified Public Accountants, are our independent auditors engaged to examine our financial statements for the fiscal years ended December 31, 2004 and December 31, 2005. The following table shows the fees that we paid or accrued for the audit and other services provided by Webb & Company, P.A., and Jimmy C.H. Cheung & Co,. for the fiscal years ended December 31, 2005 and December 31, 2004.

	Years Ended December 31,
	2005	2004
Audit Fees	$36,462	$44,137
Audit-Related Fees	--	--
Tax Fees	--	--
Other Fees	--	--

Audit Fees

This category includes the audit of our annual financial statements, review of financial statements included in our annual and quarterly reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees

This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees". The services for the fees disclosed under this category include services relating to our registration statement and consultation regarding our correspondence with the SEC.

Tax Fees

This category consists of professional services rendered for tax compliance and tax advice.

All Other Fees

This category consists of fees for other miscellaneous items.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2006

TEDA TRAVEL GROUP, INC.
By: /s/ Godfrey Chin Tong Hui
Godfrey Chin Tong Hui
Chief Executive Officer

Each person whose signature appears below appoints Godfrey Chin Tong Hui his or her attorney-in-fact, with full power of substitution and resubstitution, to sign any and all amendments to this report on Form 10-KSB of Teda Travel Group, Inc., and to file them, with all their exhibits and other related documents, with the Securities and Exchange Commission, ratifying and confirming all that their attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue of this appointment. In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Godfrey Chin Tong Hui	Director and Chief Executive Officer	April 17, 2006
Godfrey Chin Tong Hui

/s/ Daley Mok	Chief Financial Officer	April 17, 2006
Daley Mok

/s/ Daniel Kuen Kwok So	Director	April 17, 2006
Daniel Kuen Kwok So

APPENDIX A

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firms, together with consolidated financial statements for the Company and subsidiary, including:

a.	Consolidated balance sheet as of December 31, 2005

b.	Consolidated statements of operations for the years ended December 31, 2005 and 2004

c.	Consolidated statements of changes in stockholders' deficit for the years ended December 31, 2005 and 2004

d.	Consolidated statements of cash flows for the years ended December 31, 2005 and 2004

e.	Notes to consolidated financial statements.

TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005

TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

PAGE	F-3	CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2005

PAGE	F-5	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

PAGE	F-6	CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

PAGE	F-8	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

PAGES	F9 – F21	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Teda Travel Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Teda Travel Group, Inc. and Subsidiaries as of December 31, 2005, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain foreign, wholly owned or majority owned subsidiaries, which statements reflect total assets of $3.1 million and total revenue of $.8 million. Those statements were audited by other accountants whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the certain foreign, wholly owned or majority owned subsidiaries, is based solely on the reports of other accountants.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Teda Travel Group, Inc. and subsidiaries as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ WEBB & COMPANY, P.A.
WEBB & COMPANY, P.A.

Boynton Beach, Florida
April 14, 2006

Jimmy C.H. Cheung & Co Certified Public Accountants (A member of Kreston International)	Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Teda Travel Group, Inc.

We have audited the consolidated balance sheet of Teda Hotels Management Company Limited and subsidiaries as of December 31, 2005 and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teda Hotels Management Company Limited and subsidiaries as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Jimmy C.H. Cheung & Co
JIMMY C.H. CHEUNG & CO

Certified Public Accountants

Hong Kong

Date: March 28, 2006

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong Tel: (852) 25295500 Fax: (852) 28651067 Email: jchc@krestoninternational.com.hk Website: http://www.jimmycheungco.com

TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2005

ASSETS

CURRENT ASSETS

Cash	$85,919

Accounts receivable, net	192,619

Prepaid expenses and other current assets	130,334

Total Current Assets	408,872

PROPERTY AND EQUIPMENT, NET	31,187

OTHER ASSETS

Intangible license rights, net	429,414

Investment held for discontinued operations	2,420,130

Total Other Assets	2,849,544

TOTAL ASSETS	$3,289,603

See accompanying notes to consolidated financial statements.

TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$649,514
Capital lease payable	9,359
Due to related parties	639,130
Total Current Liabilities	1,298,003

LONG-TERM LIABILITIES
Capital lease payable	3,120
Total Long-Term Liabilities	3,120

TOTAL LIABILITIES	1,301,123

MINORITY INTEREST	(316)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued
and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 21,846,887
shares issued and outstanding	21,847
Additional paid-in capital	8,087,078
Deferred stock compensation	(66,355)
Accumulated deficit	(6,053,774)
Total Stockholders’ Equity	1,988,796

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,289,603

See accompanying notes to consolidated financial statements.

TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

REVENUE, NET	$894,263	$568,391

EXPENSES
Stock issued for services	632,997	3,523,473
Professional fees	445,452	221,716
Payroll	570,972	244,850
Management fees	30,769	30,769
Other selling, general and administrative	802,126	232,545

Total Expenses	2,482,316	4,253,353

LOSS FROM OPERATIONS	(1,588,053)	(3,684,962)

OTHER INCOME (EXPENSE)
Interest income	387	(2,358)
Other expense	-	(833)
Other income	13,951	1,595
Total Other Income (Expense)	14,338	(1,596)

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(1,573,715)	(3,686,558)
Minority interest	365	-
Income taxes	(29,182)	(37,024)

NET LOSS FROM CONTINUING OPERATIONS	(1,602,532)	(3,723,582)

DISCONTINUED OPERATION
Loss from discontinued operation	(448,923)	(792,815)

NET LOSS	$(2,051,455)	$(4,516,397)

NET LOSS PER COMMON SHARE – BASIC
Loss per common share from continuing operations	(0.07)	(0.18)
Loss per common share from discontinued operation	(0.02)	(0.04)
Net loss per common share - basic	(0.09)	(0.22)
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	21,749,484	20,574,100
NET LOSS PER COMMON SHARE – DILUTED
Loss per common share from continuing operations	(0.07)	(0.18)
Loss per common share from discontinued operation	(0.02)	(0.04)
Net loss per common share - diluted	(0.09)	(0.22)
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	21,785,213	20,574,100

See accompanying notes to consolidated financial statements.

TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

					Additional	Deferred
	Preferred Stock		Common Stock		Paid-In	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total
Balance, December 31, 2003	-	-	17,853,578	17,854	(17,754)	-	514,078	514,178
Stock issued in reverse
merger	-	-	1,037,972	1,038	(1,038)	-	-	-
Stock issued to officers for
services	-	-	1,861,337	1,861	1,878,089	-	-	1,879,950
Stock issued for services	-	-	20,000	20	59,980	-	-	60,000
Stock issued for services	-	-	115,000	115	344,885	(129,375)	-	215,625
Stock issued for services	-	-	30,000	30	89,970	(33,750)	-	56,250
Stock issued for services	-	-	40,000	40	119,960	-	-	120,000
Stock issued for services	-	-	180,000	180	539,820	(202,500)	-	337,500
Stock issued for services	-	-	50,000	50	149,950	(65,227)	-	84,773
Stock issued for services	-	-	200,000	200	599,800	-	-	600,000
Stock issued for purchase of
subsidiary	-	-	200,000	200	535,800	-	-	536,000
Stock issued for services	-	-	80,000	80	215,920	(144,000)	-	72,000

See accompanying notes to consolidated financial statements.

TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Warrants issued for services	-	-	-	-	97,375	-	-	97,375
Net loss, 2004	-	-	-	-	-	-	(4,516,397)	(4,516,397)

Balance, December 31, 2004	-	-	21,667,887	21,668	4,612,757	(574,852)	(4,002,319)	57,254
Deferred stock compensation
recognized during the year	-	-	-	-	-	574,852	-	574,852
Stock issued to officers for services	-	-	4,000	4	1,996	-	-	2,000
Stock issued for services	-	-	175,000	175	122,325	(66,355)	-	56,145
Contributed Capital	-	-	-	-	3,350,000	-	-	3,350,000
Net Loss, 2005	-	-	-	-	-	-	(2,051,455)	(2,051,455)
BALANCE, DECEMBER 31, 2005	-	$-	21,846,887	$21,847	$8,087,078	$(66,355)	$(6,053,774)	$1,988,796

See accompanying notes to consolidated financial statements.

TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,051,455)	$(4,516,397)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	256,466	49,726
Stock issued for services	632,997	3,523,473
Provision for bad debts	46,875	21,805
Earnings in affiliate - Discontinued Operations	448,923	792,815
Minority interest	(365)	-
(Increase) decrease in:
Prepaid expenses	(20,850)	(31,503
Accounts receivable	(79,992)	(92,798)
Increase (decrease) in:
Accounts payable and accrued expenses	487,840	(343)
Tax payable	23,044	-
Net Cash Used In Operating Activities	(256,517)	(253,222)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiary	-	(166,667)
Purchase of property and equipment	(7,028)	(12,165)
Net Cash Used In Investing Activities	(7,028)	(178,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from related parties	620,220	13,547
Due from directors	7,819	(30,396)
Proceeds from notes payable	-	179,058
Loan from affiliate	(335,958)	427,597
Payments on capital leases	(9,359)	(10,031)
Payments on notes payable	-	(179,058)
Net Cash Provided by Financing Activities	282,722	400,717

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,177	(31,337)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	66,742	98,079

CASH AND CASH EQUIVALENTS - END OF YEAR	$85,919	$66,742

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$15,785	$2,358
Cash paid for income taxes	$20,596	$27,665

        During 2005, the Company's former parent forgave $3,350,000 in advances.  The Company recorded the forgiveness as contributed capital.

See accompanying notes to consolidated financial statements.

TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 2004, the Company leased a vehicle under a capital lease for $24,178.

See accompanying notes to consolidated financial statements.

TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

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

Teda Travel Group, Inc. and subsidiaries (the “Company”) include:

  Teda Travel Group, Inc.
  Teda Hotels Management Company Limited (“Teda BVI”, a wholly owned subsidiary incorporated in the British Virgin Islands on June 23, 2001)
  Teda Hotels Management Limited (“Teda HK”, a wholly owned subsidiary of Teda BVI incorporated in Hong Kong on July 28, 2000)
  Teda (Beijing) Hotels Management Limited (“Teda BJ”, a wholly owned subsidiary of Teda BVI incorporated in the People’s Republic of China in November 2004)
  Landmark International Hotel Group Ltd. (“Landmark”, a 60% owned subsidiary of Teda BVI that was incorporated in the British Virgin Islands on August 17, 2004); and
  Landmark International Hotel Development Limited (“Landmark Development”, a 51% owned subsidiary of Landmark incorporated in the British Virgin Islands on October 7, 2005)

The Company provides management services to hotels and resorts located in China, and invests in real estate through its joint venture in China.

See accompanying notes to consolidated financial statements.

TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

(B) Principles of Consolidation

The accompanying consolidated financial statements for 2005 include the accounts of Teda Travel Group, Inc. from the date of merger, Teda BVI and its two wholly owned subsidiaries Teda HK and Teda BJ, together with Teda BVI’s 60% owned subsidiary Landmark, and Landmark’s 51% owned subsidiary Landmark Development from October 7, 2005. The Company also accounts for Teda HK’s 35% investment in a sino-foreign joint venture in the People’s Republic of China using the equity method until September 30, 2005 and under the cost method from October 1, 2005 to December 31, 2005 (See Note 4).

All significant intercompany transactions and balances have been eliminated in the consolidation.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(D) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets from three to thirty-nine years. Repairs and maintenance on property and equipment are expensed as incurred.

(E) Revenue Recognition

The Company recognizes hotel and resort management service fees in the period when the services are rendered and earned and collection is reasonably assured.

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

TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

(G) Foreign Currency Translation

The Company’s assets and liabilities that are denominated in foreign currencies are translated into the currency of U.S. dollars using the exchange rates at the balance sheet date. For revenues and expenses, the average exchange rate during the year was used to translate Hong Kong dollars and Chinese renminbi into United States dollars. The translation gains and losses resulting form changes in the exchange rate are charged or credited directly to the shareholders’ equity section of the balance sheet when material. All realized and unrealized transaction gains and losses are included in the determination of income in the period in which they occur. Translation and transaction gains and losses are not included in the statement of operations because they are not material as of December 31, 2005 and 2004.

(H) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including accounts receivable, investments, account payable, capital lease and accrued interest approximate fair value due to the relatively short period to maturity for these instruments.

(I) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(J) Long-Lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

See accompanying notes to consolidated financial statements.

TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

(K) Concentration of Credit Risk

The Company maintains its cash in foreign bank deposit accounts, which at times may exceed insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk for cash. All of the Company’s assets and revenue are located in China.

(L) Business Segments

The Company's operating segments are organized internally primarily by the type of services performed. The Company’s two operating segments include property management and real estate investments. The real estate segment has been recorded as discontinued operations during 2005.

(M) Stock-based Compensation

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The adoption of SFAS No. 148 did not have a material effect on the net loss of the Company.

(N) Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 151 “Inventory Costs – an amendment of ARB No. 43, Chapter 4”, SFAS No. 152 “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67”, SFAS No. 153 “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29”, SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections”, SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”, SFAS No. 156 “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 Statement” and SFAS No. 123 (revised 2004) “Share-Based Payment”, were recently issued. SFAS No. 151, 152, 153, 154, 155, 156 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

See accompanying notes to consolidated financial statements.

TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 2	ACCOUNTS RECEIVABLE

Accounts receivable were as follows at December 31, 2005:

Accounts receivable	$239,494
Less allowance for doubtful accounts	(46,875)

$192,619

For the years ended December 31, 2005 and 2004, the Company recorded a provision for doubtful accounts of $46,875 and $21,805, respectively.

NOTE 3	PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2005 consisted of the following:

Computer equipment	$29,672
Office furniture	8,413
Vehicle	41,424
Less: accumulated depreciation	(48,322)

$31,187

Depreciation expenses for the years ended December 31, 2005 and 2004 were $22,250 and $10,689 respectively.

NOTE 4	INVESTMENT HELD FOR DISCONTINUED OPERATIONS

In January 2002, the Company acquired a 35% equity interest in a real estate joint venture by the name of Tianjin Teda Yide Industrial Company Limited (“Yide”,

See accompanying notes to consolidated financial statements.

TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

formerly Tianjin Yide Real Estate Company Limited), a People’s Republic of China corporation, for $3,610,460. Yide is involved in the development of a mixed-use complex, with residential units for resale, clubhouse, a 115-room hotel, three restaurants and conference facilities. As of September 2005, the residential units have all been sold at a profit except for two units which remained unsold. The carrying value of Yide as of September 30, 2005 was $2,420,130. The difference between the original book cost and the carrying value as of September 30, 2005 was due mainly to depreciation charge on fixed assets including land, building, furniture and equipment.

The Company had presumed that it had significant influence over Yide. Madam Zhi Ying Chang (“Madam Chang”), who is a Director of the Company, also serves as the Group General Manager of the 65% joint venture partner, Tianjin Teda International Hotels Development Company Limited. Therefore, since acquisition, Yide has been accounted for in the books of the Company as an associate using the equity method of accounting.

During 2005, the Company notified Yide that it was considering a sale of its ownership in Yide to an outside party. Management investigated methods to finance its proposed projects. Yide failed to provide its financial information to the Company in a timely manner. The Company has not received any further financial information of Yide subsequent to September 30, 2005 and has initiated legal action in China to seek Yide's cooperation in the provision of its financial statements.

In late December, 2005, because of a shift in business direction to focus on our core hotel-related business and to raise funds for expansion, our Board of Directors approved the sale of Yide to Far Coast Asia Limited, a third party, for $3,000,000. A deposit of $800,000 in respect of the sale was received by the Company in January 2006. A balance payment of $2,200,000 was also received in late March 2006. Completion of the sale, however, is dependent on obtaining the consent of the joint venture partner of Yide and other relevant PRC government approvals. The Company is in the process of getting such consent and approvals. The sale is expected to be completed in the second quarter of 2006.

However, since Yide failed to provide its financial information to the Company in a timely manner, the sale could not be completed on its original timeline. The Company provided a formal written demand for such information on February 22, 2006. As of March 28, 2006, there has been no reply. Furthermore, there has been no direct communications between Madam Chang and the other two directors since the dispute arose in early December 2005.

In accordance with FASB Interpretation No. 35 (FIN 35), the use of the equity method of accounting for the investment is required if the investor has the ability to exercise significant influence over the operating & financial policies of the investee. However, FIN 35 provides examples where significant influence may not exist. Specifically, paragraphs 3 & 4 of FIN 35 says that “Evidence that an investor owning 20 percent or more of the voting stock … may be unable to exercise significant influence … requires an evaluation of all the facts & circumstances relating to the investment. The presumption that the investor has the ability to exercise significant influence stands … until overcome by predominant evidence to the contrary.” Management has determined that the failure by the Company to obtain financial information has resulted in the loss of significant influence under the equity method. As such, the use of the equity method is therefore no longer appropriate and the Company is accounting for its investment from October 1, 2005 to December 31, 2005 under the cost method.

The sale is expected to be completed in the second quarter of 2006 upon receiving consent from the other joint venture partner and relevant PRC Government approval.

Prior to the change in influence, the Company’s share of the loss for 2005 after accounting for differences between PRC GAAP and U.S. GAAP are as follows:

Company's share at 35%	$(195,501)
Less: U.S. GAAP adjustment for depreciation	(253,422)

Loss from discontinued operations	$(448,923)

See accompanying notes to consolidated financial statements.

TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 5	ACQUISITION

On August 18, 2004, the Company announced that it had agreed to acquire Teda Resort Alliance Development Company Limited (“TRAC”) for approximately $386,200. The Company originally expected to complete the acquisition in the second quarter of 2005. However, due to a change of business direction and the lack of funds, with the consent of TRAC, the contract was rescinded in September 2005. No compensation is payable by either party.

On January 4, 2005, the Company announced that it had agreed to acquire Shanghai Bowking Hotel Management Company Limited (“Bowking”) for approximately $242,200. Bowking has successfully managed more than 12 similar hotel projects, and has established a well-known brand in the People’s Republic of China with its bases in Shanghai and Wuhan. We originally expected to complete the acquisition in the second quarter of 2005. This acquisition was postponed during 2005, and the Company is currently re-assessing the feasibility of completing this acquisition in 2006.

Intangible license rights arose from the acquisition of Landmark in November 2004. As of December 31, 2005, in relation to the acquisition of Landmark in 2004, consist of the following:

See accompanying notes to consolidated financial statements.

TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Intangible license rights	$702,667
Less: accumulated amortization	(273,253)

$429,414

Amortization expense for the years ended December 31, 2005 and 2004 was $234,216 and $39,037, respectively.

NOTE 6	DUE TO RELATED PARTIES

Due to related parties at December 31, 2005 consists of the following:

Due to a stockholder	$554,402
Due to a stockholder and director	77,333
Due to a company owned by a stockholder and director regarding office rentals (See Note 7)	7,395
$639,130

During 2005, the Company's former parent forgave $3,350,000 in advances. The amount was recorded as contributed capital during 2005.

NOTE 7	COMMITMENTS AND CONTINGENCIES

(A) Operating Lease Agreements

The Company leases office premises via a company owned by a stockholder and director, under an operating lease. The lease, at a current monthly rental of $4,565, will expire in November 2006. Future minimum lease payments for the operating lease are as follows:

Year	Amount

2006	51,785

$51,785

Rent expense under operating leases for the years ended December 31, 2005 and 2004 aggregated $34,743 and $35,344, respectively.

(B) Capital Leases

The Company leases a vehicle under a non-cancelable capital lease agreement. Future minimum lease payments under the capital leases are as follows as of December 31:

Year	Amount
2006	$10,623
2007	3,541
14,164
Less: interest	1,685
12,479
Less: current portion	9,359
Capital lease obligations – non-current	$3,120

See accompanying notes to consolidated financial statements.

TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
The lease is guaranteed by property and equipment with a cost of $31,869 and a book value of $16,940.

NOTE 8	EQUITY

(A) Stock Issued for Services

During the year, the Company issued 4,000 shares of common stock to two officers for services having a fair value of $2,000. The fair value is amortized over 6 months from May 19, 2005. The Company recognized expense of $2,000 for the year ended December 31, 2005.

During the year, the Company issued 175,000 shares of common stock to consultants for services having a fair value of $122,500. The fair value is amortized over 12 months from July 20, 2005. The Company recognized expense of $56,145 and recorded deferred stock compensation of $66,355 as of December 31, 2005.

(B) Stock Issued for Acquisition

The Company issued 39,834 shares of common stock as a deposit for the acquisition of 55% of Teda Resort Alliance Development Co., Limited with a fair value of $105,328.

The Company issued 19,370 shares of common stock as a deposit for the acquisition of 55% of Shanghai Bowking Hotel Management Company Limited with a fair value of $48,440 as first payment. The Company has to pay a balance payment of $193,560 and there is no fixed date of closing of the acquisition.

In April 2004, our Board of Directors and holders of a majority of our then outstanding common stock authorized and approved the 2004 Stock Incentive Plan. The purpose of the plan is to promote the best interests of the Company and its stockholders by providing a means of non-cash remuneration to selected eligible participants who contribute most to the operating progress and earning power of the Company and to provide incentives to employees and directors by offering them an opportunity to acquire a proprietary interest in the Company.

Under the plan, we have reserved a total of 3,000,000 shares of our common stock for issuance upon exercise of incentive and non-qualified stock options, stock bonuses and rights to purchase awarded from time-to-time, to our officers, directors, employees and consultants. As of December 31, 2005, 495,000 shares were issued under the plan to a financial advisor and no options, warrants or other rights have been granted or are outstanding under the plan. A registration statement on Form S-8 was filed with the SEC with respect to 2,000,000 of the shares of common stock issuable under the plan on April 22, 2004 (SEC File No. 333-114644).

The plan is currently administered by our Board of Directors. Under the plan, the Board determines which of our employees, officers, directors and consultants are to be granted awards, as well as the material terms of each award, including whether options are to be incentive stock options or non-qualified stock options.

Subject to the provisions of the plan, and the Internal Revenue Code with respect to incentive stock options, the Board determines who shall receive awards, the number of shares of common stock that may be purchased under the awards, the time and manner of exercise of options and exercise prices. At its discretion, the Board also determines the form of consideration to be received upon exercise and may permit the exercise price of options granted under the plan to be paid in whole or in part with previously acquired shares and/or the surrender of options. The term of options granted under the plan may not exceed ten years, or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options may not be less than 100% of the fair market value of our common stock at the time the option is granted. However, incentive stock options granted to a 10% holder of our voting stock may not be exercisable at less than 110% of the fair market value of our common stock on the date of the grant. The exercise price for non-qualified options will be set by the board, in its discretion, but in no event shall the exercise price be less than 85% of the fair market value of our common stock on the date of grant.

See accompanying notes to consolidated financial statements.

TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 9	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2005 and 2004, the Company received management revenue of $448,027 and $461,323 respectively from two properties it manages that are owned by shareholders.

During the years ended December 31, 2005 and 2004, the Company paid rent of $34,743 and $35,345 respectively for office premises leased from a director and stockholder.

NOTE 10	CONCENTRATION OF CREDIT RISK

The Company received a majority of its revenues from two hotels in 2005. The two hotels provide hotel management services in China, and constituted 50% ($448,027) and 81% ($461,323) of the revenues recorded for the years ended December 31, 2005 and 2004 respectively.

NOTE 11	NET LOSS PER COMMON SHARE

Net loss per share information as of December 31:
	2005	2004

Net loss	$(2,051,455)	$(4,516,397)

Basic weighted average common stock outstanding	21,749,484	20,574,100
Effect of dilutive securities
- Options	35,729	-
Diluted weighted average common stock outstanding	$21,785,213	$20,574,100

Net loss per share – basic	$(0.09)	$(0.22)

Net loss per share - diluted	$(0.09)	$(0.22)

NOTE 12	BUSINESS SEGMENTS

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
2005	Property Management	Real Estate Investments	Total
Revenue	$894,263	$-	$894,263
Net loss from continuing operations	(1,602,532)	-	(1,602,532)
Net loss from discontinued operations	-	(448,923)	(448,923)
Depreciation and amortization	256,466	-	256,466
Assets	869,473	2,420,130	3,289,603
Capital Expenditures	(7,028)	-	(7,028)
2004	Property Management	Real Estate Investments	Total
Revenue	$568,391	$-	$568,391
Net loss from continuing operations	(3,723,582)	-	(3,723,582)
Net loss from discontinued operations	-	(792,815)	(792,815)
Depreciation and amortization	49,726	-	49,726
Assets	1,053,537	2,869,053	3,922,590
Capital Expenditures	44,034	-	44,034

See accompanying notes to consolidated financial statements.

TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 13	INCOME TAXES

Income tax expense for the years ended December 31, 2005 and 2004 is summarized as follows:

	Current	Deferred	Total
2005
United States	$-	$-	$-
Foreign	29,182	-	29,182

	$29,182	$-	$29,182

2004
United States	$-	$-	$-
Foreign	37,024	-	37,024

	$37,024	$-	$37,024

Income tax expense for the years ended December 31, 2005 and 2004 differed from amounts computed by applying the statutory U.S. federal corporate income tax rate of 34% to income before income tax benefit as a result of the following:

	2005	2004

Expected income tax benefit	$(697,495)	$(1,535,575)
Operating loss carryforwards	358,661	1,180,095
Tax effect on foreign income which is not subject
to the United States statutory rate	368,016	392,504

	$29,182	$37,024

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets:
Net operating loss carryforward	$(697,495)	$(1,535,575)
Total deferred tax assets	(697,495)	(1,535,575)
Less valuation allowance	697,495	1,535,575

Net deferred tax assets	$-	$-

At December 31, 2005, the Company had approximately $966,570 of undistributed losses of the Company’s foreign subsidiaries. These losses are considered to be indefinitely invested, and accordingly, no United States income tax has been provided for these losses.

See accompanying notes to consolidated financial statements.

TEDA TRAVEL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 14	SUBSEQUENT EVENTS

In February 2006, the Company completed a private placement and issued 33,333,333 new shares of common stock at $0.12, and raised a total of $4 million in cash. An investment banking fee of $400,000 was paid from the proceeds. The net proceeds from the issuance will be used for working capital purposes.

In order to increase our working capital, in late December 2005, our Board agreed to the sale of Yide to Far Coast Asia Limited, a third party, for a cash consideration of $3 million. A deposit of $800,000 in respect of the sale was received by the Company in January 2006. A balance payment of $2,200,000 was also received in late March 2006. Completion of the sale, however, is dependent on obtaining the consent of the joint venture partner of Yide and other relevant PRC government approvals. The Company is in the process of getting such consent and approvals. The sale is expected to be completed in the second quarter of 2006, and, if completed under the current terms, management anticipates that a profit of approximately $580,000 will be realized upon completion of the sale. We can not provide any assurances that such sale will be completed under the current terms, if at all.

In the first quarter of 2006, we issued options to purchase up to 225,000 shares of common stock to our legal counsel at an exercise price of $0.10 per share.  We agreed to register the shares underlying the options in our next registration statement. So long as our counsel's relationship with us continues, the shares underlying the option shall vest and become exercisable in accordance with the following schedule: one-twelfth (1/12) of the shares subject to the option shall vest and become exercisable on each month anniversary of date of issuance. The option may be exercised for 120 days after termination of the consulting relationship. This option was not issued under our 2004 Stock Incentive Plan.

During 2005 we also issued: (a) 39,834 shares of common stock with a fair value of $105,328 as a deposit for the acquisition of 55% of Teda Resort Alliance Development Co., Limited; and (b) 19,370 shares of common stock with a fair value of $48,440 as a deposit for the acquisition of 55% of Shanghai Bowking Hotel Management Company Limited.

Our Chief Financial Officer, Mr. Mok, is party to an employment agreement with our subsidiary Teda Hotels Management Limited, dated January 3, 2006, whereby Mr. Mok serves as the Chief Financial Officer of such subsidiary. The agreement does not contain a definitive termination date and is terminable by Teda Hotels Management Limited on one months notice. Mr. Mok is entitled to a monthly salary of HK$50,000 and is eligible to be paid bonuses, from time to time, at the discretion of Teda Hotels Management Limited's Board of Directors, of cash, stock or other valid form of compensation. Mr. Mok is also eligible to receive 50,000 shares of common stock of the Company following each of his first two full years of employment.

Our President, Mr. Fung, is also party to an employment agreement with our subsidiary Teda Hotels Management Limited, dated January 3, 2006, whereby Mr. Fung serves as the President – Corporate Development of such subsidiary. The agreement does not contain a definitive termination date and is terminable by Teda Hotels Management Limited on one months notice. Mr. Fung is entitled to a monthly salary of HK$40,000 and is eligible to be paid bonuses, from time to time, at the discretion of Teda Hotels Management Limited's Board of Directors, of cash, stock or other valid form of compensation. Mr. Fung is also eligible to receive 60,000 shares of common stock of the Company following each of his first two full years of employment.

See accompanying notes to consolidated financial statements.