Form 10QSB
period 2006-03-31
TEDA TRAVEL GROUP INC
filed 2006-05-15
CIK 934796

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____ to ____

Commission file number 000-30264

TEDA TRAVEL GROUP INC.

(Exact name of small business issuer as specified in its charter)

Delaware	11-3177042
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Suite 2102, Chinachem Century Tower, 178 Gloucester Road, Wanchai, Hong Kong

(Address of principal executive offices)

(011) (852) 2833-2186

Registrant’s Telephone Number, Including International Code and Area Code:

__________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

As of May 8, 2006, the Issuer had outstanding 55,239,422 shares of the Issuer’s common stock, $0.001 par value.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐  NO ☒

Transitional Small Business Disclosure format (Check one): YES ☐  NO ☒

TEDA TRAVEL GROUP INC.

FORM 10-QSB

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make statements in this Quarterly Report on Form 10-QSB regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts, included or incorporated by reference herein relating to management’s current expectations of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved. Factors that may cause such differences include but are not limited to:

•	our ability to maintain normal terms with vendors and service providers;
•	our ability to fund and execute our business plan;
•	adverse changes in general economic and competitive conditions;
•	potential additional adverse laws or regulations could have a material adverse affect on our liquidity, results of operations and financial condition; and
•	our ability to maintain an effective internal control structure.

We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectation regarding the relevant matter or subject area. In addition to the items specifically discussed above, our business and results of operations are subject to the uncertainties described under the caption “Risk and Uncertainties” which is a part of the disclosure included in Item 2 of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-KSB, 10-QSB and 8-K, Proxy Statements on Schedule 14A, press releases, analyst and investor conference calls, and other communications released to the public. Although we believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable, any or all of the forward-looking statements in this quarterly report on Form 10-QSB, our reports on Forms 10-KSB and 8-K, our Proxy Statements on Schedule 14A and any other public statements that are made by us may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Quarterly Report on Form 10-QSB, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Quarterly Report on Form 10-QSB or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent annual and periodic reports filed with the SEC on Forms 10-KSB, 10-QSB and 8-K and Proxy Statements on Schedule 14A.

Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” and “Teda” refer specifically to Teda Travel Group Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TEDA TRAVEL GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

MARCH 31, 2006

(UNAUDITED)

Current Assets
Cash	$4,783,812
Accounts receivable, net	324,874
Earnest deposit	1,038,461
Prepaid expenses and other current assets	98,881
Total Current Assets	$6,246,028
Property and Equipment, Net	$32,466
Other Assets
Intangible license rights, net	370,860
Investment held for discontinued operations	2,420,130
Total Other Assets	$2,790,990
Total Assets	$9,069,484
Current Liabilities
Accounts payable and accrued expenses	$583,294
Deposit received	3,000,000
Capital lease payable	9,359
Due to related parties	105,452
Total Current Liabilities	$3,698,105
Long-term Liabilities
Capital lease payable	$780
Total Long-Term Liabilities	$780
Total Liabilities	$3,698,885

Stockholders’ Equity
Preferred Stock, $0.001 par value, 5,000,000 shares	$-
none issued and outstanding
Common Stock, $0.001 par value, 100,000,000 shares
55,180,218 shares issued and outstanding	55,180
Additional paid-in capital	11,653,745
Deferred stock compensation	(35,730)
Accumulated deficit	(6,302,596)
Total Stockholders’ Equity	$5,370,599

Total Liabilities and Stockholders’ Equity	$9,069,484

See accompanying notes to condensed consolidated financial statements.

TEDA TRAVEL GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

	2006	2005
Revenue, Net	$189,262	$143,969

Expenses
Stock issued for services	$30,625	$389,250
Professional fees	61,180	43,745
Payroll	170,351	108,024
Management fees	-	7,692
Other selling, general & admin.	176,948	179,295
Total Expenses	$439,104	$728,006

Loss from Operations	$(249,842)	$(584,037)
Other Income (Expenses)
Interest income	$6,698	$-
Other income (expenses)	-	(3,003)
Total Other Income (Expenses)	$6,698	$(3,003)

Loss Before Income Taxes and Minority Interest	$(243,144)	$(587,040)
Minority interest	1,694	-
Income taxes	7,372	10,173
Net Loss From Continuing Operations	$(248,822)	$(597,213)

Discontinued Operations
Loss from discontinued operation	-	(66,565)

Net Loss	$(248,822)	$(663,778)

Net Loss per Common Share - Basic
Loss per common share from continuing operations	$(0.01)	$(0.03)
Loss per common share from discontinued operations	-	-
Net loss per common share - basic	$(0.01)	$(0.03)
Weighted Average Shares Outsanding - Basic	33,698,739	21,667,885

Net Loss per Common Share - Diluted
Loss per common share from continuing operations	$(0.01)	$(0.03)
Loss per common share from discontinued operations	-	-
Net loss per common share - diluted	$(0.01)	$(0.03)
Weighted Average Shares Outsanding - Diluted	33,698,739	21,667,885

 See accompanying notes to condensed consolidated financial statements.

 TEDA TRAVEL GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASHFLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(248,822)	$(663,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64,515	63,840
Stock issued for services	30,625	389,250
Provision for bad debts	3,927	-
Earning in affiliate - Discontinued Operations	-	66,565
Minority interest	(1,694)	-
(Increase) decrease in :
Prepaid expenses	40,326	(105,647)
Accounts receivable	(183,057)	24,719
(Increase) decrease in :
Accounts payable and accrued expenses	(19,149)	65,133
Tax payable	(196)	-
Net Cash Used in Operating Activities	$(313,525)	$(159,918)

CASH FLOWS FROM INVESTING ACTIVITIES:
Earnest deposit paid	$(1,038,461)	-
Deposit received for sale of investment	3,000,000	-
Purchase of property and equipment	(7,240)	$(3,016)
Net Cash Used in Investing Activities	$1,954,299	$(3,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from related parties	$(533,678)	$(2,769)
Due from directors	(6,863)	(5,669)
Proceeds from private placement	3,600,000	-
Loan from affiliate	-	195,152
Payments on capital leases	(2,340)	(2,340)
Net Cash Provided by Financing Activities	$3,057,119	$184,374

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$4,697,893	$21,440

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	85,919	66,742

CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,783,812	$88,182

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$3,429	$-

See accompanying notes to condensed consolidated financial statements.

TEDA TRAVEL GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

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

It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-KSB for the year ended December 31, 2005 filed with the Commission on April 17, 2006.

(A) Nature of Operations and Organization

Teda Travel Group Inc. and subsidiaries (the “Company”) include:

•	Teda Travel Group Inc.
•	Teda Hotels Management Company Limited (“Teda BVI”, a wholly owned subsidiary incorporated in the British Virgin Islands on June 23, 2001)
•	Teda Hotels Management Limited (“Teda HK”, a wholly owned subsidiary of Teda BVI incorporated in Hong Kong on July 28, 2000)
•	Teda (Beijing) Hotels Management Limited (“Teda BJ”, a wholly owned subsidiary of Teda BVI incorporated in the People’s Republic of China in November 2004)
•	Landmark International Hotel Group Limited (“Landmark”, a 60% owned subsidiary of Teda BVI that was incorporated in the British Virgin Islands on August 17, 2004); and
•	Landmark International Hotel Development Limited (“Landmark Development”, a 51% owned subsidiary of Landmark incorporated in the British Virgin Islands on October 7, 2005)

The Company provides management services to hotels and resorts located in China, and invests in real estate through its joint venture in China.

(B) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Teda Travel Group Inc. from the date of merger, Teda BVI and its two wholly owned subsidiaries Teda HK and Teda BJ, together with Teda BVI’s 60% owned subsidiary Landmark, and Landmark’s 51% owned subsidiary Landmark Development from October 7, 2005. The Company also accounts for Teda HK’s 35% investment in a sino-foreign joint venture in the People’s Republic of China using the equity method until September 30, 2005 (See Note 2).

All significant intercompany transactions and balances have been eliminated in consolidation.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimate

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  As of March 31, 2006 and 2005, there were 225,000 and 0 common share equivalents outstanding, the effect of which was anti dilutive and not included in the calculation of dilutive loss per share.

(F) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(G) New Pronouncements

SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3 (“SFAS 3”).  SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005.  The Company’s expected April 1, 2006 adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

NOTE 2    INVESTMENT HELD FOR DISCONTINUED OPERATIONS

In January 2002, the Company acquired a 35% equity interest in a real estate joint venture by the name of Tianjin Teda Yide Industrial Company Limited (“Yide”, formerly Tianjin Yide Real Estate Company Limited), a People’s Republic of China corporation, for $3,610,460. Yide is involved in the development of a mixed-use complex, with residential units for resale, clubhouse, a 115-room hotel, three restaurants and conference facilities.

With equity holding over 20%, the Company had presumed that it had significant influence over Yide. Madam Zhi Ying Chang (“Madam Chang”), who is a Director of the Company, also serves as the Group General Manager of the 65% joint venture partner, Tianjin Teda International Hotels Development Company Limited. Therefore, since acquisition, Yide accounted for in the books of the Company as an associate using the equity method of accounting.

During 2004 and 2005, the Company investigated methods to finance its proposed projects. Toward the end of the third quarter of 2005, the Board of Directors discussed selling the interest in Yide. However, one of our Directors, Madam Chang, who also serves as the Group General Manager of the other joint venture partner of Yide, objected to the sale transaction. Around the same time, Yide failed to provide its financial information to the Company in a timely manner.

In late December, 2005, our Board of Directors approved the sale of Yide to Far Coast Asia Limited, a third party (“Far Coast”), for $3,000,000. On February 6, 2006, stockholders who beneficially own in the aggregate 11,865,859 shares, or approximately 54.17% of our issued and outstanding common stock, consented in writing to the sale of Yide. A Preliminary Information Statement and a Definitive Information Statement was filed with the SEC on March 9, 2006 and March 29, 2006 respectively.

On April 29, 2006, Registrant completed the sale of all of its ownership interest in Yide pursuant to an Agreement for the Purchase and Sale of Stock (the “Agreement”) with Far Coast. Far Coast paid Registrant a deposit of US $800,000 in respect of the sale in January 2006 and a balance payment of US $2.2 million was paid on March 31, 2006 (the “Purchase Price”). The Purchase Price was paid to the Registrant in Hong Kong dollars. Far Coast and its affiliated entities have no prior relationship to Registrant and its affiliated entities. A copy of the Agreement for the Purchase and Sale of Stock was filed as Exhibit 2.1 to the Registrant’s Form 8-K filed with the Commission on January 5, 2006. The completion of the sale was disclosed in Registrant's Form 8-K filed with the United States Securities and Exchange Commission on May 4, 2006.

In accordance with FASB Interpretation No. 35 (FIN 35), the use of the equity method of accounting for the investment is required if the investor has the ability to exercise significant influence over the operating & financial policies of the investee. However, FIN 35 provides examples where significant influence may not exist. Specifically, paragraphs 3 & 4 of FIN 35 says that “Evidence that an investor owning 20 percent or more of the voting stock ... may be unable to exercise significant influence ... requires an evaluation of all the facts & circumstances relating to the investment. The presumption that the investor has the ability to exercise significant influence stands ... until overcome by predominant evidence to the contrary.” Management has determined that the failure by the Company to obtain financial information has resulted in the loss of significant influence under the equity method. As such, the use of the equity method is therefore no longer appropriate and the Company is accounting for its investment from October 1, 2005 to April 29, 2006, the date of completion of the sale, under the cost method.

NOTE 3	DUE TO RELATED PARTIES

Due to related parties at March 31, 2006 consists of the following:

Due to a stockholder and director	$100,000
Due to a company owned by a stockholder and director regarding office rentals (See Note 9)	5,452

$105,452

NOTE 4     RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2006 and 2005, the Company received management revenue of $105,855 and $100,581 respectively from two properties it manages that are owned by a stockholder.

During the three months ended Mach 31, 2006 and 2005, the Company paid rent of $13,548 and $8,824 respectively for office premises leased from a director and stockholder.

During the three months ended March 31, 2006, the Company fully repaid $554,402 due to a stockholder as of December 31, 2005.

During the three months ended March 31, 2006, the Company fully repaid $77,333 due to a stockholder and director as of December 31, 2005.

NOTE 5     BUSINESS SEGMENTS

The Company has two operating segments. Each segment operates exclusively in Asia. The Company’s Property Management segment provides management services to hotels and resorts in Asia. The Real Estate Investment segment invests in real estate development projects. The accounting policies of the segments are the same as described in the summary of significant accounting policies. There are no inter-segment sales.

For the Three Months Ended March 31, 2006	Property Management	Real Estate Investments	Total

Revenue	$189,262	$-	$189,262

Net loss from continuing operations	(248,822)	-	(248,822)

Depreciation and amortization	64,515	-	64,515

Assets	6,649,354	2,420,130	9,069,484

Capital Expenditure	7,240	-	7,240

For the Three Months Ended March 31, 2005	Property Management	Real Estate Investments	Total

Revenue	$143,969	$-	$143,969

Net loss	(597,213)	(66,565)	(663,778)

Depreciation and amortization	63,840	-	63,840

Assets	1,100,750	2,802,488	3,903,238

Capital Expenditure	3,016	-	3,016

NOTE 6     STOCKHOLDERS' EQUITY

(A) We completed a $4,000,000 offering of our common stock in February of 2006, from the proceeds of which we paid an investment banking fee of $400,000. We issued 33,333,333 shares of common stock in the offering.

(B) We also issued an option to purchase up to 225,000 shares of our common stock to our legal counsel at an exercise price of $0.10 per share during the first quarter of 2006. So long as our counsels’ relationship with us continues, the shares underlying the option shall vest and become exercisable in accordance with the following schedule: one-twelfth (1/12) of the shares subject to the option shall vest and become exercisable on each month anniversary of the date of issuance.  The option may be exercised for 120 after termination of the consulting relationship.  The fair market value of the option was estimated on the grant date using he Black-Scholes option pricing model as required by SFAS 123R with the following weighted average assumptions: expected dividend 0%, volatility 147%, risk free interest of 4.5% and expected life of one (1) year.  The total value to be recognized over the term of the option period is approximately $12,000.

(C) During the three months ended March 31, 2006, the Company recognized deferred stock compensation of $30,625 for stock issued to consultants for services

NOTE 7     COMMITMENTS AND CONTINGENCIES

(A) Our Chief Financial Officer, Daley Mok, is party to an employment agreement with our subsidiary Teda Hotels Management Limited, dated January 3, 2006, whereby Mr. Mok serves as the Chief Financial Officer of such subsidiary.  The agreement does not contain a definitive termination date and is terminable by Teda Hotels Management Limited on one months notice.  Mr. Mok is entitled to an annual salary of HK$50,000 and is eligible to be paid bonuses, from time to time, at the discretion of Teda Hotels Management Limited's Board of Directors, of cash, stock or other valid form of compensation.  Mr. Mok is also eligible to receive 50,000 shares of common stock of the Company following each of his first two full years of employment.

(B) Our President, Benedict Fung, is also party to an employment agreement with our subsidiary Teda Hotels Management Limited, dated January 3, 2006, whereby Mr. Fung serves as the President - Corporate Development of such subsidiary.  The agreement does not contain a definitive termination date and is terminable by Teda Hotels Management Limited on one months notice.  Mr. Fung is entitled to an annual salary of HK$40,000 and is eligible to be paid bonuses, from time to tome, at the discretion of the Teda Hotels Management Limited's Board of Directors, of cash, stock or other valid form of compensation.  Mr. Fung is also eligible to receive 60,000 shares of common stock of the Company following each of his first two full years of employment.

NOTE 8     SUBSEQUENT EVENTS

(A) Completion of the Sale of Assets

On April 29, 2006, the Company completed the sale of all of its ownership interest in the joint venture Tianjin Teda Yide Industrial Company Limited (“Yide”, formerly Tianjin Yide Real Estate Company Limited) pursuant to an Agreement for the Purchase and Sale of Stock with Far Coast Asia Limited.

(B) Changes in Directors

Effective May 2, 2006, Zhi Ying Chang resigned as a Director of the Company. Effective May 3, 2006, the Board of Directors appointed Stanley Chu and Raymond Chan as Directors of the Company.

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

On March 10, 2004, Teda Travel Incorporated, a Florida Corporation (“Teda Florida”), entered into a Share Exchange Agreement (“Exchange Agreement”) with its wholly owned subsidiary, Teda Hotels Management Company Limited, a British Virgin Islands Corporation (“Teda BVI”) and Acola. The Exchange Agreement set forth certain terms and conditions of the exchange by which the entire issued share capital of Teda BVI is transferred to that of Acola in exchange for approximately 86% of the issued share capital of Acola. The closing of the Transaction occurred on March 12, 2004. On the closing date, pursuant to the Exchange Agreement, all of Acola’s existing officers and directors, except Mr. James N. Baxter, resigned and all the directors of Teda Florida were elected on the Board of Acola. Mr. James N. Baxter resigned on March 30, 2004. In order to better reflect the new operations of the Company, the Company amended its certificate of incorporation to change its name to that of Teda Travel Group Inc. on April 20, 2004.

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

The Company primarily earns its revenues through the provision of management services, including training and consulting services, to hotels and resorts in the PRC through its operating subsidiaries, Teda BVI, and Teda Hotels Management Limited (“Teda HK”), a Hong Kong corporation; and a 60%-held subsidiary, Landmark International Hotel Group Limited (“Landmark”), acquired through an acquisition that closed on November 8, 2004. The Company is currently headquartered in Hong Kong SAR, the People’s Republic of China.

Revenues are derived from the Company’s provision of management services to hotels and resorts which include management fees and incentive fees from the properties that it manages, pursuant to the terms and conditions of its management contracts. Each of the hotels and resorts is managed under a management contract with terms varying from 2 to 10 years. As of March 31, 2006, the Company manages eighteen hotel properties located in various parts of the PRC, encompassing more than 3,900 rooms.

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

Our primary objectives are to increase the number of hotels under our management mainly through acquisition of hotel management companies in the PRC, renew existing management contracts and all new hotels to our portfolio of managed properties through acquisition.

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

For more information relating to the Company’s business, please see the section entitled “Business” in the Teda Travel Group Inc.’s Annual Report on Form 10-KSB as filed with the United States Securities and Exchange Commission on April 17, 2006.

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

(ii) Revenue Recognition

The Company recognizes hotel and resort management service fees in the period when the services are rendered and earned, and collection is reasonably assured.

(iii) Foreign Currency Translation

The Company’s assets and liabilities that are denominated in foreign currencies are translated into the currency of U.S. dollars using the exchange rates at the balance sheet date. For revenues and expenses, the average exchange rate during the year was used to translate Hong Kong dollars and Chinese renminbi into U.S. dollars. The translation gains and losses resulting from changes in the exchange rate are charged or credited directly to the stockholders’ equity section of the balance sheet when material. All realized and unrealized transaction gains and losses are included in the determination of income in the period in which they occur. Translation and transaction gains and losses are included in the statement of operations because they are not material as of March 31, 2006.

(iv) Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and superseding APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance.  SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions.  SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date.  Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company does not expect the adoption of this statement will have any material impact on its results of operations or financial position.

(v) Income Taxes

The Company accounts for income taxes under the FASB SFAS No. 109 “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(vi) Long-Lived Assets

The Company accounts for long-lived assets under SFAS Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets”. In accordance with SFAS Nos. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

Consolidated Results of Operations

For the quarterly periods ended March 31, 2006 and March 31, 2005

Revenues. Revenues for the period ended March 31, 2006 were $189,262 as compared to revenues of $143,969 for the same period last year, an increase of $45,293, or 31%. The increase was mainly due to the growth of the number of hotels under our management from 13 to 18 with the establishment of Teda BJ and Landmark in late 2004. The impact of the additions of Teda BJ and Landmark began to surface in the latter half of 2005, contributing to the increase in revenues in the three months ended March, 2006 as compared to that in the previous period.

Total Expenses. Our total expenses during the period ended March 31, 2006 were $439,104, compared to expenses of $728,006 for the same period in 2005, a decrease of $288,902, or 40%. The decrease was primarily attributable to by a material reduction in stock issued for services and was offset by increases in payroll and professional fees.

Stock Issued for Services. Stock issued for services for the period ended March 31, 2006 were $30,625 as compared to $389,250 for the period ended March 31, 2005, a sharp decrease of $358,625 or 92%. The significant cost for shares issued to consultants for media relations in the previous period was not repeated in the current period.

Payroll. Payroll for the period ended March 31, 2006 was $170,351 as compared to $108,024 for the period ended March 31, 2005, an increase of $62,327 or 58%. The increase was due to the addition of several employees including a President and a new CFO.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses for the period ended March 31, 2006 were $176,948 as compared to $179,295 for the period ended March 31, 2005, a slight decrease of $2,347 or 1%.

Loss from Continuing Operations. The Company incurred a loss from operations of $249,842 for the period ended March 31, 2006 as compared to a loss of $584,037 in the previous period. The decrease in loss of $334,195 was mainly due to a sharp reduction in stock issued for services as explained above. The increase in payroll was to a large extent offset by the increase in revenue.

Income Taxes. The Company derives its hotel management income in the People’s Republic of China and is subject to withholding tax in the People’s Republic of China depending upon the province in which a particular hotel is located. Income tax expenses charged to the consolidated income statement for period ended March 31, 2006 was $7,372 as compared to $10,173 for the period ended March 31, 2005, a decrease of $2,801 or 28%. Though revenue increased in the first three months of 2006 as compared to that of 2005, the increase was primarily earned by Teda BJ which operated at a loss, hence no income tax was payable in respect of its revenue.

Loss from Discontinued Operations. The equity loss attributable to our interest in Yide of $66,565 for the period ended March 31, 2005 was reclassified as loss from discontinued operations as a result of the Company’s loss of significant influence over Yide since October 1, 2005. With accounting treatment changed from equity method to cost method since October 1, 2005, there was no loss from discontinued operations in the current period.

Net Loss. The Company recorded a net loss of $248,822 as compared to a net loss of $663,778 for the same period last year, a decrease of $414,956 or 63%. That was mainly due to a reduction of $358,625 in stock issued for services, and the loss of $66,565 from discontinued operations did not recur in the current period.

Consolidated Financial Condition

Liquidity and Capital Resources – March 31, 2006

The cash and cash equivalents as of March 31, 2006 was $4,783,812 as compared with $88,182 as of March 31, 2005, a sharp increase of $4,695,630 or 5,325%. The increase was attributable to the following activities:

Net cash utilized by operating activities as of March 31, 2006 was $313,525, an increase of $153,607 as compared with $159,918 in the same quarter of 2005. The net cash outflow was mainly attributable to a net loss of $248,822 and an increase of $183,057 in accounts receivable.

Net cash provided by investing activities for the period ended March 31, 2006 was $1,954,299, as compared to net cash used of $3,016 in the same quarter of 2005. The increase of $1,957,315 was mainly attributable to the receipt of $3,000,000 for the sale of Yide pending its completion, which was partly offset by the placing of a $1,038,461 earnest deposit for a prospective project.

Net cash provided by financing activities was $3,057,119 for the period ended March 31, 2006, compared with $184,374 in the same quarter of 2005. The increase was primarily attributable to a private placement that raised gross proceeds of $4,000,000, from which we paid investment banking fees in the amount of $400,000.

Capital Commitments

The Company does not have any significant capital commitments outstanding at March 31, 2006.

Working Capital Requirements

We had cash of $4,783,812 at March 31, 2006 and our current assets totaled $6,246,028. Our current liabilities at March 31, 2006 were $3,698,105, so we had working capital of $2,547,923. Our long-term liabilities as of March 31, 2006 were not material.

Our ability to pay operating expenses will depend upon our future operating performance, which will be subject to economic, financial, competitive and other factors, some of which are beyond our control. With working capital in excess of $2.5 million as of March 31, 2005, and given the current economic climate and market conditions, the Company does not foresee any liquidity problem in maintaining its day-to-day operations over the next 12 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

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

Acquisition transactions involve inherent risks, such as:

•	uncertainties in assessing the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition or other transaction candidates;

•	the potential loss of key personnel of an acquired business;

•	the ability to achieve identified operating and financial synergies anticipated to result from an acquisition or other transaction;

•	problems that could arise from the integration of the acquired business;

•	unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition or other transaction rationale; and

•	unexpected development costs, that adversely affect our profitability.

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

The political environment in the PRC may adversely affect the Company’s business operations. The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China. In recent years, however, the government has introduced reforms aimed at creating a “socialist market economy” and policies have been implemented to allow business enterprises greater autonomy in their operations. Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reforms program, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. These effects could substantially impair the Company ’s business, profits or prospects in China. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

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

Future inflation in China may inhibit economic activity and adversely affect the Company’s operations.

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

Renminbi is not a freely convertible currency at present. The Company receives nearly all of its revenue in renminbi, which may need to be converted to other currencies, primarily U.S. dollars, and remitted outside of the PRC. Effective July 1, 1996, foreign currency “current account” transactions by foreign investment enterprises, including Sino-foreign joint ventures, are no longer subject to the approval of State Administration of Foreign Exchange (“SAFE,” formerly, “State Administration of Exchange Control”), but need only a ministerial review, according to the Administration of the Settlement, Sale and Payment of Foreign Exchange Provisions promulgated in 1996 (the “FX regulations”). “Current account” items include international commercial transactions, which occur on a regular basis, such as those relating to trade and provision of services. Distributions to joint venture parties also are considered a “current account transaction”. Other non-current account items, known as “capital account” items, remain subject to SAFE approval. Under current regulations, the Company can obtain foreign currency in exchange for renminbi from swap centers authorized by the government. The Company does not anticipate problems in obtaining foreign currency to satisfy its requirements; however, there is no assurance that foreign currency shortages or changes in currency exchange laws and regulations by the Chinese government will not restrict the Company from freely converting renminbi in a timely manner. If such shortages or change in laws and regulations occur, the Company may accept renminbi, which can be held or re-invested in other projects.

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

Mainland China’s currency, which for the previous decade had been tightly pegged at 8.28 renminbi to the U.S. dollar, was revalued on July 21, 2005 to 8.11 per U.S. dollar, following the removal of the peg to the US dollar and pressure from the United States. The People’s Bank of China also announced that the renminbi would be pegged to a basket of foreign currencies, rather than being strictly tied to the U.S. dollar, and would trade within a narrow 0.3 percent band against this basket of currencies. The PRC has stated that the basket is dominated by the U.S. dollar, euro, Japanese yen and South Korean won, with a smaller proportion made up of the British pound, Thai baht, Russian ruble, Australian dollar, Canadian dollar and Singapore dollar.

If any devaluation of renminbi were to occur in the future, the Company’s returns on its operations in China, which are expected to be in the form of renminbi, would be negatively affected upon conversion to U.S. dollars.

Some independent analysts are of the opinion that the renminbi is undervalued, and thus will appreciate in the future. However, there is always a possibility that the renminbi may devalue against the U.S. dollar. The

Company intends to have most future payments, if outside of China, to be denominated in U.S. dollars. If any fluctuation in the value of renminbi were to occur in the future, the value of the Company’s services in China may be negatively affected.

We may be unable to enforce our rights due to policies regarding the regulation of foreign investments in China.

The PRC’s legal system is a civil law system. Unlike the common law system prevalent in the United States, civil law is based on written statutes in which decided legal cases have little value as precedents. The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter. China’s regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks that the Company will not be able to achieve its business objectives. There can be no assurance that the Company will be able to enforce any legal rights it may have under its contracts or otherwise.

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

Our company has a limited operating history and must be considered in the development stage. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

All of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

All of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States. The foregoing risks also apply to those experts identified in this prospectus that are not residents of the United States.

If we issue additional shares in the future this may result in dilution to our existing stockholders.

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Our Board of Directors has the authority to issue additional shares up to the authorized capital stated in the certificate of incorporation. Our Board of Directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our corporation.

The authorized preferred stock constitutes what is commonly referred to as “blank check” preferred stock. This type of preferred stock allows the Board of Directors to divide the preferred stock into series, to designate each series, to fix and determine separately for each series any one or more relative rights and preferences and to issue shares of any series without further stockholder approval. Preferred stock authorized in series allows our Board of Directors to hinder or discourage an attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest or otherwise. Consequently, the preferred stock could entrench our management. In addition, the market price of our common stock could be materially and adversely affected by the existence of the preferred stock.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

There was no change in our internal control over financial reporting during our first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February, 2006, the Company completed a private placement and issued 33,333,333 shares of common stock at $0.12, and raised a total of $4 million in cash. An investment banking fee of $400,000 was paid from the proceeds. The net proceeds from the issuance are for working capital purposes.

Item 4. Submission of Matters to a Vote of Security Holders.

On December 29, 2005, the Company, through its wholly-owned subsidiary, Teda HK, entered into an agreement to sell all of the Company’s interest in Yide to a third party, Far Coast Asia Limited. Subsequent to the balance sheet date, on February 6, 2006, stockholders who beneficially owned in the aggregate 11,865,859 shares, or approximately 54.17% of the then issued and outstanding common stock, consented in writing to such sale.

Item 6. Exhibits and Reports of Form 8-K.

(a)

See Exhibit Index.

(b)

Reports on Form 8-K:

On May 4, 2006, the Registrant filed a Current Report on Form 8-K with the Commission regarding (1) completion of the sale of all of its ownership interest in the joint venture Tianjin Teda Yide Industrial Company Limited (f/k/a Tianjin Yide Real Estate Co., Ltd.), (2) the resignation of Zhi Ying Chang from the Board of Directors and (3) the appointment of Stanley Chu and Raymond Chan to the Board of Directors.

On March 29, 2006, the Registrant filed a Current Report on Form 8-K with the Commission regarding (1) the resignation of Godfrey Hui Chin Tong from the position as Chief Financial Officer of the Registrant and (2) the appointment of Benedict Fung as the President of Registrant and Daley Mok as the Chief Financial Officer and Principal Accounting Officer of the Registrant.

On February 15, 2006, the Registrant filed a Current Report on Form 8-K with the Commission regarding entry into a Common Stock Purchase Agreement with Bloompoint Investments Limited (“Bloompoint”), a British Virgin Islands company, pursuant to which Bloompoint agreed to purchase from the Registrant 33,333,333 shares of the Registrant’s common stock at US $0.12 per share for an aggregate purchase price of US $4.0 million.

On January 18, 2006, the Registrant filed a Current Report on Form 8-K with the Commission regarding amended and restated the Registrant’s Bylaws. The amendments to the Bylaws affected, among other things, certain Board of Directors and stockholder meeting procedures, the calculation of a quorum at meetings of the stockholders, the power and size of the Board of Directors and committees thereof and indemnification of the Company's officers and directors.

On January 5, 2006, the Registrant filed Current Reports on Form 8-K with the Commission regarding entry into an Agreement for the Purchase and Sale of Stock with Far Coast Asia Limited, which provided for the sale of all of Registrant’s ownership interest in Tianjin Teda Yide Industrial Company Limited (f/k/a Tianjin Yide Real Estate Co., Ltd), a sino-foreign joint venture.

On January 4, 2006, the Registrant filed Current Reports on Form 8-K with the Commission regarding appointment of Daniel Kuen Kwok So to the Board of Directors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEDA TRAVEL GROUP INC.

Date: May 15, 2006	By:	/s/ GODFREY CHIN TONG HUI
Godfrey Chin Tong Hui, Chief Executive Officer

Date: May 15, 2006	By:	/s/ DALEY MOK
Daley Mok, Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002