Form 10QSB
period 2006-06-30
NETWORK CN INC
filed 2006-08-11
CIK 934796

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____ to ____
Commission file number 000-30264

NETWORK CN INC.
(Exact name of small business issuer as specified in its charter)

Delaware	11-3177042
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

21/F., Chinachem Century Tower, 178 Gloucester Road, Wanchai, Hong Kong
(Address of principal executive offices)

(011) (852) 2833-2186
Registrant’s Telephone Number, Including International Code and Area Code:

TEDA TRAVEL GROUP INC.

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of August 8, 2006, the Issuer had outstanding 55,542,718 shares of the Issuer’s common stock, $0.001 par value.

Transitional Small Business Disclosure Format: YES ☐   NO ☒

NETWORK CN INC.
FORM 10-QSB

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Quarterly Report on Form 10-QSB regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events.

Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions identify forward-looking statements. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties, including, but not limited to those listed below and those business risks and factors described elsewhere in this report and our other Securities and Exchange Commission filings.

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

  our ability to maintain normal terms with vendors and service providers;
  our ability to fund and execute our business plan;
  adverse changes in general economic and competitive conditions;
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

Unless the context requires otherwise, references to “we,” “us,” “our” and the “Company” refer specifically to Network CN Inc., formerly known as Teda Travel Group Inc., and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NETWORK CN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2006
(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash	$3,166,982
Accounts receivable, net	234,966
Earnest deposit	1,134,003
Prepaid expenses and other current assets	452,576
Total Current Assets	4,988,527
PROPERTY AND EQUIPMENT, NET	33,142
OTHER ASSETS
Intangible license rights, net	312,299
Goodwill	815,902
Total Other Assets	1,128,201
TOTAL ASSETS	$6,149,870
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$442,950
Capital lease payable	7,799
Due to related parties	2,285
Total Current Assets	453,034
TOTAL LIABILITIES	453,034

MINORITY INTEREST	102,896

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000,000 shares
none issued and outstanding	-
Common Stock, $0.001 par value, 100,000,000 shares
55,542,718 shares issued and outstanding	55,543
Additional paid-in capital	11,770,045
Deferred stock compensation	(5,105)
Accumulated deficit	(6,226,543)
TOTAL STOCKHOLDERS’ EQUITY	5,593,940
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,149,870

See accompanying notes to condensed consolidated financial statements.

NETWORK CN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005

Revenue, Net	$322,885	$178,816	$512,147	$322,785

Costs and Expenses
Cost of Tour services	215,813	-	215,813	-
Stock issued for services	30,625	185,934	61,250	575,184
Professional fees	167,357	67,357	228,537	110,960
Payroll	224,651	139,596	395,002	247,620
Management fees	-	7,692	-	15,385
Other selling, general & admin.	198,804	167,415	375,436	349,539
Total Expenses	837,250	567,994	1,276,038	1,298,688

Loss from Operations	(514,365)	(389,178)	(763,891)	(975,903)
Other Income (Expenses)
Interest income	16,038	105	22,736	106
Interest expense	(316)	(316)	(632)	(632)
Other income	1,233	-	1,233	-
Gain on debt forgiveness	-	3,350,000	-	3,350,000
Total Other Income	16,955	3,349,789	23,337	3,349,474

Income (Loss) Before Income Taxes and Minority Interest	(497,410)	2,960,611	(740,554)	2,373,571
Minority interest	6,407	-	4,713	-
Income taxes	-	13,039	7,372	23,212
Net Income (Loss) From Continuing Operations	(503,817)	2,947,572	(752,639)	2,350,359

Discontinued Operations
Equity loss of affiliate	-	(242,311)	-	(308,876)
Gain on disposal of affiliate	579,870	-	579,870	-
Income (Loss) from discontinued operation	579,870	(242,311)	579,870	(308,876)

Net Income (Loss)	$76,053	$2,705,261	$(172,769)	$2,041,483

Net Income (Loss) per Common Share - Basic
Income (Loss) per common share from continuing operations	(0.009)	0.136	(0.017)	0.108
Income (Loss) per common share from discontinued operations	0.010	(0.011)	0.013	(0.014)
Net income (loss) per common share – basic	$0.001	$0.125	$(0.004)	$0.094
Weighted Average Shares Outstanding - Basic	55,224,037	21,678,791	44,520,849	21,673,338

Net Income (Loss) per Common Share - Diluted
Income (Loss) per common share from continuing operations	(0.009)	0.136	(0.017)	0.108
Income (Loss) per common share from discontinued operations	0.010	(0.011)	0.013	(0.014)
Net income (loss) per common share – diluted	$0.001	$0.125	$(0.004)	$0.094
Weighted Average Shares Outstanding – Diluted	55,224,037	21,678,791	44,520,849	21,673,338

See accompanying notes to condensed consolidated financial statements.

NETWORK CN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(172,769)	$2,041,483
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	129,371	127,978
Stock issued for services	61,250	575,184
Provision for doubtful debts	17,891	-
Stock to be issued to employees	8,917	-
Option issued to consultants	4,796	-
Gain on debt forgiveness	-	(3,350,000)
Loss in affiliate	-	308,876
Gain on disposal of affiliate	(579,870)	-
Minority interest	4,713	-
(Increase) decrease in :
Prepaid expenses	(89,381)	(102,993)
Accounts receivable	22,788	2,262
(Increase) decrease in :
Accounts payable and accrued expenses	(329,667)	132,535
Net Cash Used in Operating Activities	(921,961)	(264,675)

CASH FLOWS FROM INVESTING ACTIVITIES:
Earnest deposit paid	(1,134,003)	-
Sales proceeds from disposal of affiliate	3,000,000	-
Purchase of property and equipment	(13,488)	(5,901)
Acquisition of a subsidiary, net	(807,959)	48,440
Net Cash Provided by Investing Activities	1,044,550	42,539

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related parties	(636,846)	10,804
Due to a director	-	30,396
Due to a shareholder	-	196,113
Stock issued for placement, net	3,600,0000	-
Payments on capital lease	(4,680)	(4,680)
Net Cash Provided by Financing Activities	2,958,474	232,633

INCREASE IN CASH AND CASH EQUIVALENTS	3,081,063	10,497
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	85,919	66,742
CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,166,982	$77,239

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$5,249	$632

See accompanying notes to condensed consolidated financial statements.

NETWORK CN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
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

(A) Nature of Operations and Organization

Network CN Inc., formerly known as Teda Travel Group Inc., and subsidiaries (the “Company”) include:

  Network CN Inc., formerly known as Teda Travel Group Inc.
  NCN Group Limited (“NCN BVI”, a wholly owned subsidiary incorporated in the British Virgin Islands on June 23, 2001, formerly Teda Hotels Management Company Limited)
  NCN Group Management Limited (“NCN HK”, a wholly owned subsidiary of NCN BVI incorporated in Hong Kong on July 28, 2000, formerly Teda Hotels Management Limited)
  NCN Management Services Limited (“NCN MS”, a wholly owned subsidiary of NCN BVI incorporated in the British Virgin Islands on May 4, 2006)
  NCN Asset Management Services Limited (a wholly owned subsidiary of NCN BVI incorporated in the British Virgin Islands on May 4, 2006)
  NCN Travel Services Limited (a wholly owned subsidiary of NCN BVI incorporated in the British Virgin Islands on May 4, 2006)
  NCN Financial Services Limited (a wholly owned subsidiary of NCN BVI incorporated in the British Virgin Islands on May 10, 2006)
  NCN Media Services Limited (a wholly owned subsidiary of NCN BVI incorporated in the British Virgin Islands on May 4, 2006)
  NCN Hotels Investment Limited (a wholly owned subsidiary of NCN BVI incorporated in the British Virgin Islands on November 1, 2001)
  Teda (Beijing) Hotels Management Limited (“Teda BJ”, a wholly owned subsidiary of NCN BVI incorporated in the People’s Republic of China in November 2004)

  NCN Landmark International Hotel Group Limited (“NCN Landmark”, a 60% owned subsidiary of NCN BVI incorporated in the British Virgin Islands on August 17, 2004)
  Landmark International Hotel Development Limited (“Landmark Development”, a 51% owned subsidiary of NCN Landmark incorporated in the British Virgin Islands on October 7, 2005) ; and
  Guangdong Tianma International Travel Service Co., Ltd. (“Tianma”, a 55% owned subsidiary of NCN MS incorporated in the People’s Republic of China on November 23, 1985)

The Company provides management services to hotels and resorts located in China, and provide travel agency services to customers in China.

(B) Principles of Consolidation

The accompanying 2006 and 2005 consolidated financial statements include the accounts of Network CN Inc., formerly known as Teda Travel Group Inc., from the date of merger, NCN BVI and its eight wholly owned subsidiaries, NCN BVI’s 60% owned subsidiary NCN Landmark, and NCN Landmark’s 51% owned subsidiary Landmark Development from October 7, 2005, together with NCN MS’s 55% owned subsidiary Tianma from June 16, 2006.

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

(E) Revenue Recognition

In relation to hotel and resort services, the Company recognizes revenue in the period when the services are rendered and earned, and collection is reasonably assured.

In relation to travel agency services, the Company recognizes services-based revenue when the services have been performed.

(F) Earnings (Loss) per Share

Basic and diluted net earnings (loss) per common share is computed based upon the weighted average common shares outstanding as defined by the Statement of Financial Accounting Standards No. 128 “Earnings per Share”. As of June 30, 2006 and 2005, there were 225,000 and 0 common share equivalents outstanding, the effect of which was anti dilutive and not included in the calculation of dilutive earnings (loss) per share.

(G) Income Taxes

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

(H) Business Segments

The Company’s operating segments are organized internally primarily by the type of services performed. Currently the Company has two operating segments: property management and travel agency. The real estate investments segment had been discontinued since October 2005, and its sale was completed in April 2006.

(I) New Pronouncements

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

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

With equity holding over 20%, the Company had presumed that it had significant influence over Yide. Madam Zhi Ying Chang (“Madam Chang”), who was a Director of the Company, also serves as the Group General Manager of the 65% joint venture partner, Tianjin Teda International Hotels Development Company Limited. Therefore, since acquisition, Yide accounted for in the books of the Company as an associate using the equity method of accounting.

During 2004 and 2005, the Company investigated methods to finance its proposed projects. Toward the end of the third quarter of 2005, the Board of Directors discussed selling the interest in Yide. However, our former Director, Madam Chang, who also serves as the Group General Manager of the other joint venture partner of Yide, objected to the sale transaction. Around the same time, Yide failed to provide its financial information to the Company in a timely manner.

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

On April 29, 2006, the Company completed the sale of all of its ownership interest in Yide pursuant to an Agreement for the Purchase and Sale of Stock (the “Agreement”) with Far Coast. Far Coast paid the Company a deposit of US $800,000 in respect of the sale in January 2006 and a balance payment of US $2.2 million was paid on March 31, 2006 (the “Purchase Price”). The Purchase Price was paid to the Company in Hong Kong dollars. Far Coast and its affiliated entities have no prior relationship to the Company and its affiliated entities. A copy of the Agreement for the Purchase and Sale of Stock was filed as Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on January 5, 2006. The completion of the sale was disclosed in the Company's Form 8-K filed with the United States Securities and Exchange Commission on May 4, 2006.

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

 On April 29, 2006, the Company completed the sale of all of its ownership interest in Yide pursuant to the Agreement. On completion of the sale, the Company recorded a gain on the disposal of the affiliate of US$579,870.

NOTE 3     ACQUISITION OF A SUBSIDIARY

On June 16, 2006, the Company consummated the acquisition of a majority interest of Guangdong Tianma International Travel Co., Ltd. (“Tianma”), a travel agency headquartered in the Guangdong province of the People’s Republic of China (PRC) pursuant to an agreement dated May 30, 2006. The Company paid HK$6.5 million (US$833,333) in cash and issued 362,500 shares of the Company’s common stock with a fair value of $102,950 in exchange for 55% of the shares of capital stock of Tianma. The total consideration was $936,283.

The Company has allocated the purchase price to the assets acquired and liabilities assumed based on the estimated fair values as follows:

Current assets	$ 187,692
Property and equipment	398
Current liabilities	(67,709)
Goodwill	815,902
Total purchase price	$ 936,283

The results of operations of Tianma have been included in the Company’s consolidated statement of operations since the completion of the acquisition on June 16, 2006. The table below summarizes the unaudited pro forma information of the results of operations as though the acquisitions had been completed as of January 1, 2006.

Pro Forma Consolidated (Unaudited)
Revenues	$2,373,239
Gross profit	$336,656
(Loss) before income taxes and MI	$(146,464)
Net (loss)	$(164,948)
Net (loss) per share
Basic	$(0.004)
Diluted	$(0.004)

NOTE 4     RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2006 and 2005, the Company received management revenue of $100,478 and $209,324 respectively from two properties it manages that are owned by a stockholder.

During the six months ended June 30, 2006 and 2005, the Company paid rent of $24,035 and $14,645 respectively for office premises leased from a director and stockholder.

During the six months ended June 30, 2006, the Company fully repaid $554,402 due to a stockholder and director as of December 31, 2005.

During the six months ended June 30, 2006, the Company fully repaid $77,533 due to a stockholder and director as of December 31, 2005.

NOTE 5     BUSINESS SEGMENTS

The Company has two operating segments. Each segment operates exclusively in Asia. The Company’s Property Management segment provides management services to hotels and resorts in Asia. The Travel Agency segment provides travel agency services to customers in China. The Real Estate Investments segment invests in real estate development projects, which had been discontinued since October 2005 was sold in April 2006. The accounting policies of the segments are the same as described in the summary of significant accounting policies. There are no inter-segment sales.

For the Six Months Ended June 30, 2006	Property Management	Real Estate Investments	Travel Agency	Total

Revenue	$294,420	$-	$217,727	$512,147
Net loss from continuing operations	(752,357)	-	(282)	(752,639)
Depreciation and amortization	129,334	-	37	129,371
Assets	5,710,462	-	439,408	6,149,870
Capital Expenditure	12,474	-	1,014	13,488

For the Six Months Ended June 30, 2005	Property Management	Real Estate Investments	Travel Agency	Total

Revenue	$322,785	$-	$-	$322,785
Net income from continuing operations	2,350,359	-	-	2,350,359
Depreciation and amortization	127,978	-	-	127,978
Assets	1,012,292	2,560,177	-	3,572,469
Capital Expenditure	5,901	-	-	5,901

NOTE 6     STOCKHOLDERS' EQUITY

(A) We completed a $4,000,000 offering of our common stock in February of 2006, from the proceeds of which we paid an investment banking fee of $400,000. We issued 33,333,333 shares of common stock in the offering.

(B) On purchase of Tianma, we issued 362,500 shares of our common stock at a fair value $102,950 to the seller as part of the consideration in June of 2006.

(C) We also issued an option to purchase up to 225,000 shares of our common stock to our legal counsel at an exercise price of $0.10 per share during the first quarter of 2006. So long as our counsels’ relationship with us continues, the shares underlying the option shall vest and become exercisable in accordance with the following schedule: one-twelfth (1/12) of the shares subject to the option shall vest and become exercisable on each month anniversary of the date of issuance. The option may be exercised for 120 days after termination of the consulting relationship. The fair market value of the option was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following weighted average assumptions: expected dividend 0%, volatility 147%, risk free interest of 4.5% and expected life of one (1) year. The value recognized during the period is approximately $4,800.

(D) During the six months ended June 30, 2006, the Company recognized compensation cost of $8,917 for bonus shares to be issued to employees under employment agreement.

(E) During the six months ended June 30, 2006, the Company recognized deferred stock compensation of $61,250 for stock issued to consultants for services.

NOTE 7     COMMITMENTS AND CONTINGENCIES

(A) Our Chief Financial Officer, Daley Mok, is a party to an employment agreement with our subsidiary NCN Group Management Limited, dated January 3, 2006, whereby Mr. Mok serves as the Chief Financial Officer of such subsidiary. The agreement does not contain a definitive termination date and is terminable by NCN Group Management Limited on one month’s notice. Mr. Mok is entitled to a monthly salary of HK$50,000 ($6,410) and is eligible to be paid bonuses, from time to time, at the discretion of NCN Group Management Limited’s Board of Directors, of cash, stock or other valid form of compensation. Mr. Mok is also eligible to receive 50,000 shares of common stock of the Company following each of his first two full years of employment. During the period, $1,913 was recognized as expense.

(B) Our President, Benedict Fung, is also a party to an employment agreement with our subsidiary NCN Group Management Limited, dated January 3, 2006, whereby Mr. Fung serves as the President - Corporate Development of such subsidiary. The agreement does not contain a definitive termination date and is terminable by NCN Group Management Limited on one month’s notice. Mr. Fung is entitled to a monthly salary of HK$40,000 ($5,128) and is eligible to be paid bonuses, from time to tome, at the discretion of the NCN Group Management Limited's Board of Directors, of cash, stock or other valid form of compensation. Mr. Fung is also eligible to receive 60,000 shares of common stock of the Company following each of his first two full years of employment. During the period, $2,295 was recognized as expense.

(C) Our Managing Director, Daniel So, is also a party to an employment agreement with our subsidiary NCN Group Management Limited, dated June 27, 2006, whereby Mr. So serves as the Managing Director of such subsidiary. The agreement does not contain a definitive termination date and is terminable by NCN Group Management Limited on one month’s notice. Mr. So is entitled to a monthly salary of HK$50,000 ($6,410) and is eligible for an annual bonus of HK$250,000 ($32,051) after completion of one calendar year of service. Such bonus will be paid on a pro-rata basis for the first calendar year from the date of employment till the end of the last day of that calendar year. Mr. So is also eligible to receive 200,000 shares of common stock of the Company following each of his first two full years of employment. During the period, $3,140 was recognized as expense.

(D) Our General Manager, Stanley Chu, is also a party to an employment agreement with our subsidiary NCN Group Management Limited, dated June 27, 2006, whereby Mr. Chu serves as the General Manager of such subsidiary. The agreement does not contain a definitive termination date and is terminable by NCN Group Management Limited on one month’s notice. Mr. Chu is entitled to a monthly salary of HK$35,000 ($4,487) and is eligible for an annual bonus of HK$100,000 ($12,821) after completion of one calendar year of service. Such bonus will be paid on a pro-rata basis for the first calendar year from the date of employment till the end of the last day of that calendar year. Mr. Chu is also eligible to receive 100,000 shares of common stock of the Company following each of his first two full years of employment. During the period, $1,570 was recognized as expense.

NOTE 8     SUBSEQUENT EVENTS

(A) An annual meeting of stockholders was held on July 28, 2006. Stockholders in the meeting approved the change of the Company’s name to Network CN Inc. for better reflection of the Company’s vision to build a nationwide network in China which includes, inter alia, a travel-related network and a media network.

(B) The Company signed an agreement dated May 3, 2006 with Felix Liu to utilize his business experience and connections in China in order to secure projects for the Company. Pursuant to this agreement, an earnest deposit of $1.13 million was paid to Felix Liu, which was to be returned to the Company without any interest by July 31, 2006 if no projects are concluded by that time. As the Company anticipates certain project will be secured in the latter half of the third quarter of 2006, the Company has verbally agreed with Felix Liu that the July 31, 2006 deadline be extended, pending the outcome of project negotiation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto included in Part I, Item 1 of this Report. All amounts are expressed in U.S. dollars.

Overview

The Company is a Delaware corporation incorporated on September 10, 1993, currently headquartered in Hong Kong SAR, People’s Republic of China (“PRC”). It has since engaged in various ventures and was led by numerous different management teams for the last ten years. The Company was previously was known as Acola Corp. and attempted to distribute an anti-cancer drug in Mexico. The Company was unable to secure enough capital to obtain the exclusive distribution rights to the drug and discontinued that business in 2002.

On March 10, 2004, Teda Travel Incorporated, a Florida Corporation (“Teda Florida”), entered into a Share Exchange Agreement (“Exchange Agreement”) with its wholly owned subsidiary, Teda Hotels Management Company Limited, a British Virgin Islands Corporation (“Teda BVI”) and Acola. The Exchange Agreement set forth certain terms and conditions of the exchange by which the entire issued share capital of Teda BVI was transferred to that of Acola in exchange for approximately 86% of the issued share capital of Acola. The closing of the Transaction occurred on March 12, 2004. On the closing date, pursuant to the Exchange Agreement, all of Acola’s existing officers and directors, except Mr. James N. Baxter, resigned and all the directors of Teda Florida were elected to the Board of Acola. Mr. James N. Baxter resigned on March 30, 2004. In order to better reflect the new operations of the Company, the Company amended its certificate of incorporation to change its name to that of Teda Travel Group Inc. on April 20, 2004.

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

The Company primarily earns its revenues through the provision of management services, including training and consulting services, to hotels and resorts and provide travel agency services to customers in the PRC through its operating subsidiaries, NCN BVI, NCN HK, Teda BJ, a 60%-held subsidiary, NCN Landmark, acquired through an acquisition that closed on November 8, 2004, and a 55%-held subsidiary, Tianma, acquired through an acquisition that closed on June 16, 2006. The Company is currently headquartered in Hong Kong SAR, the People’s Republic of China.

Revenues are derived from the Company’s provision of management services to hotels, resorts and travel agencies which include management fees and incentive fees from the properties that it manages, pursuant to the terms and conditions of its management contracts. Each of the hotels and resorts is managed under a management contract with terms varying from 2 to 10 years. As of June 30, 2006, the Company manages seventeen hotel properties located in various parts of the PRC, encompassing about 3,400 rooms.

Under its management contracts with each of the hotel and resort properties, the Company is responsible for the supervision and day-to-day operations of the property in exchange for a basic management fee based on gross revenues. In addition, the Company may also earn an incentive fee based upon gross operating profits of the property managed.

Revenues are also derived from the Company’s provision of travel agency services to customers in China. Revenues are recognized when services are rendered.

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

In addition, we intend to diversify into other travel-related businesses like car parking services, provision of wireless Internet connection in hotels, as well as provision of media services. In pursuing this business direction, the Company is currently contemplating a number of such projects in mainland China.

On August 1, 2006, we amended our certificate of incorporation to change our name to "Network CN Inc." to better reflect our vision to build a nationwide network in China that includes, inter alia, a travel-related network and a media network.

For more information relating to the Company’s business, please see the section entitled “Business” in the Annual Report on Form 10-KSB as filed by Network CN Inc., formerly known as Teda Travel Group Inc., with the United States Securities and Exchange Commission on April 17, 2006.

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

(ii) Foreign Currency Translation

The Company’s assets and liabilities that are denominated in foreign currencies are translated into the currency of U.S. dollars using the exchange rates at the balance sheet date. For revenues and expenses, the average exchange rate during the year was used to translate Hong Kong dollars and Chinese renminbi into U.S. dollars. The translation gains and losses resulting from changes in the exchange rate are charged or credited directly to the stockholders’ equity section of the balance sheet when material. All realized and unrealized transaction gains and losses are included in the determination of income in the period in which they occur. Translation and transaction gains and losses are included in the statement of operations because they are not material as of June 30, 2006.

(iii) Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and superseding APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company recognized $13,713 as expenses for options issued to consultants as well as bonus shares to be issued to employees.

(iv) Income Taxes

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

(v) Long-Lived Assets

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

Consolidated Results of Operations

For the three months ended June 30, 2006 and June 30, 2005

Revenues. Revenues for the three months ended June 30, 2006 were $322,885 as compared to revenues of $178,816 for the same period in 2005, an increase of $144,069, or 81%. The increase was mainly due to the growth of the number of hotels under our management from 13 to 17 and the revenue from Tianma of $217,727 since acquisition on June 16, 2006.

Cost of Tour Services. Cost of tour services for the three months ended June 30, 2006 was $215,813 as compared to cost of tour services of $0 for the same period last year, an increase of $215,813. The increase was due to the acquisition of Tianma on June 16, 2006.

Total Expenses. Our total expenses during the three months ended June 30, 2006 were $621,437, compared to expenses of $567,994 for the same period last year, an increase of $53,443, or 9%. The increase was primarily attributable to by a material reduction in stock issued for services and was offset by increases in payroll and professional fees.

Stock Issued for Services. Stock issued for services for the three months ended June 30, 2006 were $30,625 as compared to $185,934 for the same period last year, a sharp decrease of $155,309 or 84%. The significant cost for shares issued to consultants for media relations in the previous period was not repeated in the current period.

Payroll. Payroll for the three months ended June 30, 2006 was $224,651 as compared to $139,596 for the same period last year, an increase of $85,055 or 61%. The increase was due to the addition of several employees including a President and a new CFO.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses for the three months ended June 30, 2006 were $366,161 as compared to $242,464 for the same period last year, an increase of $123,697 or 51%. The increase was due to additional consultancy fees paid for new projects during the period.

Loss from Operations. The Company incurred a loss from operations of $514,365 for the three months ended June 30, 2006 as compared to a loss of $389,178 in the previous period. The increase in loss of $125,187 was mainly due to increase in payroll and professional fees as explained above.

Income Taxes. The Company derives its hotel management income in the People’s Republic of China and is subject to withholding tax in the People’s Republic of China depending upon the province in which a particular hotel is located. Income tax expenses charged to the consolidated income statement for the three months ended June 30, 2006 was $0 as compared to $13,039 for the period ended June 30, 2005 as the Company and its subsidiaries operate at loss during the period.

Income (Loss) from Discontinued Operations. The equity loss attributable to our interest in Yide of $242,311 for the three months ended June 30, 2005 was reclassified as loss from discontinued operations as a result of the Company’s loss of significant influence over Yide since October 1, 2005. With accounting treatment changed from equity method to cost method since October 1, 2005, there was no loss from discontinued operations in the current period. After the completion of sales of the Company’s interest in Yide on April 29, 2006, the Company recorded a gain of $579,870 on the disposal of an affiliate.

Net Income (Loss). The Company recorded a net income of $76,053 as compared to a net income of $2,705,261 for the same period last year, a decrease of $2,629,208 or 97%. That was mainly due to a gain on debt forgiveness $3,350,000 recognized in the same period last year and reduction of $155,309 in stock issued for services and the gain on disposal of Yide of $579,870 during the period.

For the six months ended June 30, 2006 and June 30, 2005

Revenues. Revenues for the period ended June 30, 2006 were $512,147 as compared to revenues of $322,785 for the same period last year, an increase of $189,362, or 59%. The increase was mainly due to the growth of the number of hotels under our management from 13 to 17 and the acquisition of Tianma on June 16, 2006.

Cost of Tour Services. Cost of tour services for the period ended June 30, 2006 was $215,813 as compared to cost of tour services of $0 for the same period last year, an increase of $215,813. The increase was due to the acquisition of Tianma on June 16, 2006.

Total Expenses. Our total expenses during the period ended June 30, 2006 were $1,060,225, compared to expenses of $1,298,688 for the same period in 2005, a decrease of $238,463, or 18%. The decrease was primarily attributable to a material reduction in stock issued for services and was offset by increases in payroll and professional fees.

Stock Issued for Services. Stock issued for services for the period ended June 30, 2006 was $61,250 as compared to $575,184 for the period ended June 30, 2005, a sharp decrease of $513,934 or 89%. The significant cost for shares issued to consultants for media relations in the previous period was not repeated in the current period.

Payroll. Payroll for the period ended June 30, 2006 was $395,002 as compared to $247,620 for the period ended June 30, 2005, an increase of $147,132, or 60%. The increase was due to the addition of several employees including a President and a new CFO.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses for the period ended June 30, 2006 were $603,973 as compared to $475,884 for the period ended June 30, 2005, an increase of $128,089 or 27%. The increase is mainly due to additional consultancy fee paid for new projects in the current period.

Loss from Operations. The Company incurred a loss from operations of $763,891 for the period ended June 30, 2006 as compared to a loss of $975,903 in the previous period. The decrease in loss of $212,012 was mainly due to a sharp reduction in stock issued for services as explained above.

Income Taxes. The Company derives its hotel management income in the People’s Republic of China and is subject to withholding tax in the People’s Republic of China depending upon the province in which a particular hotel is located. Income tax expenses charged to the consolidated income statement for period ended June 30, 2006 was $7,372 as compared to $23,212 for the period ended June 30, 2005, a decrease of $15,840 as the Company and its subsidiaries operate at a loss during the period.

Income (Loss) from Discontinued Operations. The equity loss attributable to our interest in Yide of $308,876 for the period ended June 30, 2005 was reclassified as loss from discontinued operations as a result of the Company’s loss of significant influence over Yide since October 1, 2005. With accounting treatment changed from equity method to cost method since October 1, 2005, there was no loss from discontinued operations in the current period. After the completion of sales of its interest in Yide on April 29, 2006, the Company recorded a gain on disposal of an affiliate of $579,870.

Net Income (Loss). The Company recorded a net loss of $172,769 as compared to net income of $2,041,483 for the same period last year, a decrease of $2,214,252 or 108%. That was mainly due to gain on debt forgiveness $3,350,000 recognized in the same period last year and reduction of $513,934 in stock issued for services and gain on disposal of an affiliate $579,870.

Consolidated Financial Condition

Liquidity and Capital Resources – June 30, 2006

The cash and cash equivalents as of June 30, 2006 was $3,166,982 as compared with $77,239 as of June 30, 2005, a sharp increase of $3,089,743. The increase was attributable to the following activities:

Net cash utilized by operating activities as of June 30, 2006 was $921,961, an increase of $657,286 as compared with $264,675 in the same period of 2005. The net cash outflow was mainly attributable to increase in prepaid expenses and decrease in accounts payable and accrued expenses.

Net cash provided by investing activities for the period ended June 30, 2006 was $1,044,550, compared with $42,539 in the same period of 2005. The increase of $1,002,011 was mainly attributable to the receipt of $3,000,000 for the sale of Yide, which was partly offset by the placing of a $1,134,003 earnest deposit for a prospective project and investment in Tianma.

Net cash provided by financing activities was $2,958,474 for the period ended June 30, 2006, compared with $232,633 in the same period of 2005. The increase was primarily attributable to a private placement that raised gross proceeds of $4,000,000, from which we paid investment banking fees in the amount of $400,000.

Capital Commitments

The Company does not have any significant capital commitments outstanding at June 30, 2006.

Working Capital Requirements

We had cash of $3,166,982 at June 30, 2006 and our current assets totaled $4,988,527. Our current liabilities at June 30, 2006 were $453,034, so we had working capital of $4,535,493. We have no long-term liabilities as of June 30, 2006.

Our ability to pay operating expenses will depend upon our future operating performance, which will be subject to economic, financial, competitive and other factors, some of which are beyond our control. With working capital in excess of $4.5 million as of June 30, 2006, and given the current economic climate and market conditions, the Company does not foresee any liquidity problem in maintaining its day-to-day operations over the next 12 months.

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

We are subject to the range of operating risks common to the hotel and travel-related industries.

The profitability of the hotel and travel-related industries that we operate in may be adversely affected by a number of factors, including:

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

Both the Company and the lodging industry were hurt by several events occurring over the last few years, including Severe Acute Respiratory Syndrome (SARS), and the terrorist attacks on New York and Washington. Business and leisure travel decreased and remained depressed as some potential travelers reduced or avoided discretionary travel in light of increased delays and safety concerns and economic declines stemming from erosion in consumer confidence. Weaker hotel performance reduced management fees and gave rise to losses and closures in connection with some hotels that we manage, which, in turn, has had a material adverse impact on our financial performance. Although both the lodging and travel industries are recovering, the pace, duration and full extent of that recovery remain unclear. Accordingly, our financial results and growth could be harmed if that recovery stalls or is reversed.

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

Acquisition transactions involve inherent risks, such as:

  uncertainties in assessing the value, strengths, weaknesses, contingent and other liabilities and potential profitable of acquisition or other transaction candidates;
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

We depend on key personnel who may not continue to work for us. Our success substantially depends on the continued employment of certain executive officers and key employees, particularly Godfrey Chin Tong Hui, Director and Chief Executive Officer, and Daniel Kuen Kwok So, Managing Director.

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

Item 3. Controls and Procedures

Network CN Inc., formerly known as Teda Travel Group Inc., maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rules 13(a)-15(e) under the Securities Exchange Act of 1934, as amended. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission reports.

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 16, 2006, the Company consummated the acquisition of 55% interest in Guangdong Tianma International Travel Service Co., Ltd. As part of the consideration, the Company issued 362,500 shares of common stock at $0.284 to the seller. The Company relied upon Section 4(2) of the Securities Act, or Regulation S of the Securities Act for an exemption from registration of these shares and no underwriter was used in this transaction.

Item 4. Submission of Matters to a Vote of Security Holders

An annual meeting of stockholders was held on July 28, 2006. Stockholders in the meeting approved the change of the Company’s name to Network CN Inc. for better reflection of the Company’s vision to build a nationwide network in China which includes, inter alia, a travel-related network and a media network.

Item 6. Exhibits and Reports of Form 8-K

(a)
See Exhibit Index.

(b)
Reports on Form 8-K:

On June 29, 2006, the Registrant filed a Current Report on Form 8-K with the Commission regarding (1) the appointment of Daniel Kuen Kwok So as the Managing Director of the Registrant and (2) the appointment of Stanley Chu as the General Manager of the Registrant.

On June 20, 2006, the Registrant filed a Current Report on Form 8-K with the Commission regarding completion of the acquisition of 55% interest in Guangdong Tianma International Travel Co., Ltd.

On June 1, 2006, the Registrant filed a Current Report on Form 8-K with the Commission regarding termination of a definitive agreement to purchase 55% of the outstanding registered capital of Shanghai Bowking Hotel Management Co. Ltd.

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

NETWORK CN INC.
(formerly known as Teda Travel Group Inc.)

Date: August 8, 2006	By:	/s/ GODFREY CHIN TONG HUI
Godfrey Chin Tong Hui,
Chief Executive Officer

Date: August 8, 2006	By:	/s/ DALEY MOK
Daley Mok,
Chief Financial Officer

EXHIBIT INDEX

3.1	Certificate of Amendment of Certificate of Incorporation, filed with the Delaware Secretary of State on August 1, 2006

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002