Form 10QSB/A
period 2006-03-31
NETWORK CN INC
filed 2006-11-09
CIK 934796

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

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

Explanatory note

This Amendment to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, originally filed with United Sates Securities and Exchange Commission on May 15, 2006, is being filed for the purpose of providing additional information in the Registrant’s financial statement for the quarter ended March 31, 2006, as requested by the Securities and Exchange Commission.

TEDA TRAVEL GROUP INC.

FORM 10-QSB

INDEX

		Page
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		2
PART I. FINANCIAL INFORMATION		4
Item 1.	Financial Statements (Unaudited)	4
	Consolidated Balance Sheet—March 31, 2006	4
Consolidated Statements of Income(Loss)—Three Months Ended March 31, 2006 and 2005 (Restated)	5
Consolidated Statements of Cash Flows—Three Months Ended March 31, 2006 and 2005	6
Notes to Consolidated Financial Statements (Restated)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Controls and Procedures	32
PART II. OTHER INFORMATION	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 4.	Submission of Matters to a Vote of Security Holders	32
Item 6.	Exhibits and Reports on form 8-K	33
SIGNATURES	34

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

TEDA TRAVEL GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (RESTATED)

(UNAUDITED)

	2006	2005
Revenue	$83,407	$43,388

Revenue – related parties	105,855	100,581
Revenue, Net	$189,262	$143,969

Expenses
Professional fees	91,805	432,995
Payroll	170,351	108,024
Management fees	-	7,692
Other selling, general & admin.	176,948	179,295
Total Expenses	$439,104	$728,006

Loss from Operations	$(249,842)	$(584,037)
Other Income (Expenses)
Interest income	$6,698	$-
Other income (expenses)	-	(3,003)
Total Other Income (Expenses)	$6,698	$(3,003)

Loss Before Income Taxes and Minority Interest	$(243,144)	$(587,040)
Minority interest	1,694	-
Income taxes	7,372	10,173
Net Loss From Continuing Operations	$(248,822)	$(597,213)

Discontinued Operations
Loss from discontinued operation	-	(66,565)

Net Loss	$(248,822)	$(663,778)

Net Loss per Common Share - Basic
Loss per common share from continuing operations	$(0.01)	$(0.03)
Loss per common share from discontinued operations	-	-
Net loss per common share - basic	$(0.01)	$(0.03)
Weighted Average Shares Outstanding - Basic	33,698,739	21,667,885

Net Loss per Common Share - Diluted
Loss per common share from continuing operations	$(0.01)	$(0.03)
Loss per common share from discontinued operations	-	-
Net loss per common share - diluted	$(0.01)	$(0.03)
Weighted Average Shares Outstanding - Diluted	33,698,739	21,667,885

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

TEDA TRAVEL GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

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

(G) Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and superseding APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

Prior to December 15, 2005, the Company accounted for its stock plans under the provisions of APB No.25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB

Opinion No. 25” (“FIN No.44”) and made pro forma footnote disclosures as required by Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting For Stock-Based Compensation – Transition and Disclosure”, which amends SFAS No. 123, “Accounting For Stock-Based Compensation”. The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), effective December 15, 2005 using a modified prospective application, as permitted under SFAS 123(R). Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires us to apply a fair value based measurement method in accounting for generally all share based payment transactions with employees.

The modified prospective transition method of SFAS No. 123R requires the presentation of pro forma information, for periods presented prior to the adoption of SFAS No. 123R, regarding net income and net income per share as if the Company had accounted for stock options issued to employees under the fair value method of SFAS No. 123. For pro forma purposes, fair value of stock option was estimated using the Black-Scholes option valuation model. The fair value of all of the Company’s share-based awards was estimated assuming no expected dividends and estimates of expected life, volatility and risk-free interest rate at the time of grant.

The adoption of SFAS No. 123R did not have any effect on the Company as there were no outstanding stock options issued to employees.

(H) New Pronouncements

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

NOTE 2    RESTATEMENT

The condensed consolidated statement of operations for the three month periods ended March 31, 2006 have been restated to separate the classification of revenue from third parties and related parties and to classify stock compensation expenses to the proper classification. The restatement did not have an effect on total revenues, total expenses, loss from operations, net loss and net loss per share.

NOTE 3    INVESTMENT HELD FOR DISCONTINUED OPERATIONS

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

NOTE 4	DUE TO RELATED PARTIES

Due to related parties at March 31, 2006 consists of the following:

Due to a stockholder and director	$100,000
Due to a company owned by a stockholder and director regarding office rentals (See Note 9)	5,452

$105,452

NOTE 5     RELATED PARTY TRANSACTIONS

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

NOTE 6     BUSINESS SEGMENTS

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

NOTE 7     STOCKHOLDERS' EQUITY

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

(C) During the three months ended March 31, 2006, the Company recognized deferred stock compensation of $30,625 for stock issued to consultants for services

NOTE 8     COMMITMENTS AND CONTINGENCIES

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

NOTE 9     SUBSEQUENT EVENTS

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

(iv) Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and superseding APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

Prior to December 15, 2005, the Company accounted for its stock plans under the provisions of APB No.25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB Opinion No. 25” (“FIN No.44”) and made pro forma footnote disclosures as required by Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting For Stock-Based Compensation – Transition and Disclosure”, which amends SFAS No. 123, “Accounting For Stock-Based Compensation”. The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), effective December 15, 2005 using a modified prospective application, as permitted under SFAS 123(R). Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires us to apply a fair value based measurement method in accounting for generally all share based payment transactions with employees.

The modified prospective transition method of SFAS No. 123R requires the presentation of pro forma information, for periods presented prior to the adoption of SFAS No. 123R, regarding net income and net income per share as if the Company had accounted for stock options issued to employees under the fair value method of SFAS No. 123. For pro forma purposes, fair value of stock option was estimated using the Black-Scholes option valuation model. The fair value of all of the Company’s share-based awards was estimated assuming no expected dividends and estimates of expected life, volatility and risk-free interest rate at the time of grant.

The adoption of SFAS No. 123R did not have any effect on the Company as there were no outstanding stock options issued to employees.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being march 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer along with our company's Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer along with our company's Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

TEDA TRAVEL GROUP INC.

Date: November 8, 2006	By:	/s/ GODFREY CHIN TONG HUI
Godfrey Chin Tong Hui, Chief Executive Officer

Date: November 8, 2006	By:	/s/ DALEY MOK
Daley Mok, Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002