Form 10QSB/A
period 2006-06-30
NETWORK CN INC
filed 2006-11-09
CIK 934796

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

Explanatory note

This Amendment to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, originally filed with United Sates Securities and Exchange Commission on August 11, 2006, is being filed for the purpose of providing additional information in the Registrant’s financial statement for the quarter ended June 30, 2006, as requested by the Securities and Exchange Commission.

NETWORK CN INC.
FORM 10-QSB

INDEX

		Page
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		3
PART I. FINANCIAL INFORMATION		5
Item 1.	Financial Statements (Unaudited)	5
	Consolidated Balance Sheet—June 30, 2006	5
Consolidated Statements of Operations—Three and Six Months Ended June 30, 2006 and 2005 (Restated)	6
Consolidated Statements of Cash Flows—Six Months Ended June 30, 2006 and 2005	8
Notes to Consolidated Financial Statements (Restated)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Controls and Procedures	32
PART II. OTHER INFORMATION	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 4.	Submission of Matters to a Vote of Security Holders	33
Item 6.	Exhibits and Reports on Form 8-K	33
SIGNATURES	34

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

NETWORK CN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (RESTATED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005

Revenue	$222,407	$70,073	$411,669	$113,461
Revenue – related parties	100,478	108,743	100,478	209,324
Revenue, Net	322,885	178,816	512,147	322,785

Costs and Expenses
Cost of Tour services	215,813	-	215,813	-
Professional fees	197,982	253,291	289,787	686,144
Payroll	224,651	139,596	395,002	247,620
Management fees	-	7,692	-	15,385
Other selling, general & admin.	198,804	167,415	375,436	349,539
Total Expenses	837,250	567,994	1,276,038	1,298,688

Loss from Operations	(514,365)	(389,178)	(763,891)	(975,903)
Other Income (Expenses)
Interest income	16,038	105	22,736	106
Interest expense	(316)	(316)	(632)	(632)
Other income	1,233	-	1,233	-
Gain on debt forgiveness	-	3,350,000	-	3,350,000
Total Other Income	16,955	3,349,789	23,337	3,349,474

Income (Loss) Before Income Taxes and Minority Interest	(497,410)	2,960,611	(740,554)	2,373,571
Minority interest	6,407	-	4,713	-
Income taxes	-	13,039	7,372	23,212
Net Income (Loss) From Continuing Operations	(503,817)	2,947,572	(752,639)	2,350,359

Discontinued Operations
Equity loss of affiliate	-	(242,311)	-	(308,876)
Gain on disposal of affiliate	579,870	-	579,870	-
Income (Loss) from discontinued operation	579,870	(242,311)	579,870	(308,876)

Net Income (Loss)	$76,053	$2,705,261	$(172,769)	$2,041,483

Net Income (Loss) per Common Share - Basic
Income (Loss) per common share from continuing operations	(0.009)	0.136	(0.017)	0.108
Income (Loss) per common share from discontinued operations	0.010	(0.011)	0.013	(0.014)
Net income (loss) per common share – basic	$0.001	$0.125	$(0.004)	$0.094
Weighted Average Shares Outstanding - Basic	55,224,037	21,678,791	44,520,849	21,673,338

Net Income (Loss) per Common Share - Diluted
Income (Loss) per common share from continuing operations	(0.009)	0.136	(0.017)	0.108
Income (Loss) per common share from discontinued operations	0.010	(0.011)	0.013	(0.014)
Net income (loss) per common share – diluted	$0.001	$0.125	$(0.004)	$0.094
Weighted Average Shares Outstanding – Diluted	55,224,037	21,678,791	44,520,849	21,673,338

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

NETWORK CN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
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

(I) Stock-Based Compensation

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

(J) New Pronouncements

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

NOTE 2     RESTATEMENT

The condensed consolidated statement of operations for the three and six month periods ended June 30, 2006 have been restated to separate the classification of revenue from third parties and related parties and to classify stock compensation expenses to the proper classification. The restatement did not have an effect on total revenues, total expenses, loss from operations, net loss and net loss per share.

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

NOTE 4     ACQUISITION OF A SUBSIDIARY

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

NOTE 5     RELATED PARTY TRANSACTIONS

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

NOTE 9     SUBSEQUENT EVENTS

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

Prior to December 15, 2005, the Company accounted for its stock plans under the provisions of APB No.25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB Opinion No. 25” (“FIN No. 44”) and made pro forma footnote disclosures as required by Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting For Stock-Based Compensation – Transition and Disclosure”, which amends SFAS No. 123, “Accounting For Stock-Based Compensation”. The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), effective December 15, 2005 using a modified prospective application, as permitted under SFAS 123(R). Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires us to apply a fair value based measurement method in accounting for generally all share based payment transactions with employees.

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

The Company recognized $13,713 as expenses for options to consultants as well as bonus shares to be issued to employees.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being June 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer along with our company's Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer along with our company's Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

NETWORK CN INC.
(formerly known as Teda Travel Group Inc.)

Date: November 8 , 2006	By:	/s/ GODFREY CHIN TONG HUI
Godfrey Chin Tong Hui,
Chief Executive Officer

Date: November 8 , 2006	By:	/s/ DALEY MOK
Daley Mok,
Chief Financial Officer

EXHIBIT INDEX

10.1	Agreement between Teda Hotels Management Company Ltd. and Felix Liu dated May 3, 2006.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002