Form 10QSB
period 2006-09-30
NETWORK CN INC
filed 2006-11-13
CIK 934796

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 3, 2006, the Issuer had outstanding 63,742,718 shares of the Issuer’s common stock, $0.001 par value.

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

Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved. Factors that may cause such differences include but are not limited to:

•	our ability to maintain normal terms with vendors and service providers;
•	our ability to fund and execute our business plan;
•	adverse changes in general economic and competitive conditions;
•	potential additional adverse laws or regulations could have a material adverse effect on our liquidity, results of operations and financial condition; and
•	our ability to maintain an effective internal control structure.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NETWORK CN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2006

(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash	$3,958,031
Accounts receivable, net	296,336
Earnest deposit	1,134,003
Prepaid expenses and other current assets	444,732
Total Current Assets	5,833,102
PROPERTY AND EQUIPMENT, NET	75,480
OTHER ASSETS
Intangible license rights, net	253,746
Goodwill	815,902
Total Other Assets	1,069,648
TOTAL ASSETS	$6,978,230
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$727,448
Capital lease payable	5,460
Total Current Liabilities	732,908
TOTAL LIABILITIES	732,908

MINORITY INTEREST	104,811

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000,000 shares
none issued and outstanding	-
Common Stock, $0.001 par value, 100,000,000 shares
61,242,718 shares issued and outstanding	61,243
Additional paid-in capital	17,871,646
Deferred stock compensation	(4,063,750)
Accumulated deficit	(7,729,568)
Accumulated other comprehensive income	940
TOTAL STOCKHOLDERS’ EQUITY	6,140,511
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,978,230

See accompanying notes to condensed consolidated financial statements.

NETWORK CN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005

Revenue	$1,843,293	$156,158	$2,355,440	$269,619
Revenue – related parties	100,478	121,206	100,478	330,530
Revenue, Net	1,943,771	277,364	2,455,918	600,149

Costs and Expenses
Cost of tour services	1,875,555	-	2,091,368	-
Professional fees	1,014,154	85,516	1,303,941	771,660
Payroll	313,891	104,600	708,893	352,220
Management fees	-	7,692	-	23,077
Other selling, general & admin.	274,969	135,126	650,405	476,863
Total Expenses	3,478,569	332,934	4,754,607	1,623,820

Loss from Operations	(1,534,798)	(55,570)	(2,298,689)	(1,023,671)
Other Income (Expenses)
Interest income	7,695	71	30,431	177
Interest expense	(2,333)	(4,474)	(2,965)	(12,908)
Other income	13,864	10,081	15,097	10,081
Total Other Income (Expenses)	19,226	5,678	42,563	(2,650)

Loss Before Income Taxes and Minority Interest	(1,515,572)	(49,892)	(2,256,126)	(1,026,321)
Minority interest	(12,547)	-	(7,834)	-
Income taxes	-	5,100	7,372	28,312
Loss From Continuing Operations	(1,503,025)	(54,992)	(2,255,664)	(1,054,633)

Discontinued Operations
Equity loss of affiliate	-	(140,047)	-	(448,923)
Gain on debt forgiveness	-	-	-	3,350,000
Gain on disposal of affiliate	-	-	579,870	-
Income (Loss) from discontinued operation	-	(140,047)	579,870	2,901,077
Net Income (Loss)	(1,503,025)	(195,039)	(1,675,794)	1,846,444

Other Comprehensive Income
Foreign currency translation gain	940	-	940	-
Comprehensive Income (Loss)	$(1,502,085)	$(195,039)	$(1,674,854)	$1,846,444

Net Income (Loss) per Common Share - Basic
Loss per common share from continuing operations	(0.027)	(0.003)	(0.047)	(0.049)
Income (Loss) per common share from discontinued operations	-	(0.006)	0.012	0.133
Net income (loss) per common share – basic	$(0.027)	$(0.009)	$(0.035)	$0.084
Weighted Average Shares Outstanding - Basic	55,744,892	21,848,755	48,303,310	21,731,810

Net Income/(Loss) per Common Share - Diluted
Loss per common share from continuing operations	(0.027)	(0.003)	(0.047)	(0.049)
Income (Loss) per common share from discontinued operations	-	(0.006)	0.012	0.133
Net income (loss) per common share – diluted	$(0.027)	$(0.009)	$(0.035)	$0.084
Weighted Average Shares Outstanding – Diluted	55,744,892	21,848,755	48,303,310	21,731,810

See accompanying notes to condensed consolidated financial statements.

NETWORK CN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,675,794)	$1,846,444
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	196,101	192,229
Stock issued for services	66,355	601,701
Provision for doubtful debts	38,501	-
Gain on debt forgiveness	-	(3,350,000)
Stock and option issued to consultants	825,527	-
Loss in affiliate	-	448,923
Gain on disposal of affiliate	(579,870)	-
Minority interest	6,628	-
(Increase) decrease in :
Prepaid expenses	(81,538)	(80,379)
Accounts receivable	(59,192)	13,281
(Increase) decrease in :
Accounts payable and accrued expenses	(45,169)	68,538
Net Cash Used in Operating Activities	(1,308,451)	(259,263)

CASH FLOWS FROM INVESTING ACTIVITIES:
Earnest deposit paid	(1,134,003)	-
Sales proceeds from disposal of affiliate	3,000,000	-
Purchase of property and equipment	(64,003)	(6,670)
Acquisition of a subsidiary, net	(807,959)	-
Net Cash Provided by (Used in) Investing Activities	994,035	(6,670)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related parties	(639,130)	16,919
Due to a director	-	8,634
Stock issued for cash, net of placement fees	4,815,000	218,444
Payments on capital lease	(7,019)	(7,020)
Contribution from a stockholder	16,737	-
Net Cash Provided by Financing Activities	4,185,588	236,977

EFFECT OF EXCHANGE RATE ON CASH	940	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,872,112	(28,956)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	85,919	66,742
CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,958,031	$37,786

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$6,371	$948

See accompanying notes to condensed consolidated financial statements.

NETWORK CN INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006

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

(A) Nature of Operations and Organization

Network CN Inc., formerly known as Teda Travel Group Inc., and subsidiaries (the “Company”) include:

•	Network CN Inc., formerly known as Teda Travel Group Inc.
•	NCN Group Limited (“NCN BVI”, a wholly owned subsidiary incorporated in the British Virgin Islands on June 23, 2001, formerly Teda Hotels Management Company Limited)
•	NCN Group Management Limited (“NCN HK”, a wholly owned subsidiary of NCN BVI incorporated in Hong Kong on July 28, 2000, formerly Teda Hotels Management Limited)
•	NCN Management Services Limited (“NCN MS”, a wholly owned subsidiary of NCN BVI incorporated in the British Virgin Islands on May 4, 2006)
•	NCN Asset Management Services Limited (a wholly owned subsidiary of NCN BVI incorporated in the British Virgin Islands on May 4, 2006)
•	NCN Travel Services Limited (a wholly owned subsidiary of NCN BVI incorporated in the British Virgin Islands on May 4, 2006)
•	NCN Financial Services Limited (a wholly owned subsidiary of NCN BVI incorporated in the British Virgin Islands on May 10, 2006)
•	NCN Media Services Limited (a wholly owned subsidiary of NCN BVI incorporated in the British Virgin Islands on May 4, 2006)
•	NCN Hotels Investment Limited (a wholly owned subsidiary of NCN MS incorporated in the British Virgin Islands on November 1, 2001)

•	NCN Pacific Hotels Limited (a wholly owned subsidiary of NCN MS incorporated in the British Virgin Islands on July 6, 2006)
•	Teda (Beijing) Hotels Management Limited (“Teda BJ”, a wholly owned subsidiary of NCN BVI incorporated in the People’s Republic of China in November 2004)
•	NCN Landmark International Hotel Group Limited (“NCN Landmark”, a 60% owned subsidiary of NCN BVI incorporated in the British Virgin Islands on August 17, 2004)
•	Landmark International Hotel Development Limited (“Landmark Development”, a 51% owned subsidiary of NCN Landmark incorporated in the British Virgin Islands on October 7, 2005) ; and
•	Guangdong Tianma International Travel Service Co., Ltd. (“Tianma”, a 55% owned subsidiary of NCN MS incorporated in the People’s Republic of China on November 23, 1985)

The Company provides management services to hotels and resorts located in China, and travel agency services to customers in China.

(B) Principles of Consolidation

The accompanying 2006 and 2005 consolidated financial statements include the accounts of Network CN Inc., formerly known as Teda Travel Group Inc., from the date of merger, NCN BVI and its nine wholly owned subsidiaries, NCN BVI’s 60% owned subsidiary NCN Landmark, and NCN Landmark’s 51% owned subsidiary Landmark Development from October 7, 2005, together with NCN MS’s 55% owned subsidiary Tianma from June 16, 2006.

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

(F) Earnings (Loss) per Share

Basic and diluted net earnings (loss) per common share is computed based upon the weighted average common shares outstanding as defined by the Statement of Financial Accounting Standards No. 128 “Earnings per Share”. As of September 30, 2006 and 2005, there were 174,581 and 0 common share equivalents outstanding, the effect of which was anti-dilutive and not  included in the calculation of dilutive earnings (loss) per share.

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

For the period ended September 30, 2006, the Company recognized $894,074 as expenses for stock, options and warrants issued to consultants and employees.

(J) New Pronouncements

SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3 (“SFAS 3”). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company’s expected adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which amends SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities (“SFAS 133”) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The Company is currently evaluating the impact of this new Standard, but believes that it will not have a material impact on the Company’s financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

In September 2006, FASB issued Statement 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. The Company is currently evaluating the impact of adopting FASB Statement 157 on its financial statements.

In September 2006, FASB issued Statement 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amend FASB Statements No. 87, 88, 106 and 132(R). This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its financial statements and to recognize changes in that funded status in the year in which the changes occur. The effective date for the Company would be for any full fiscal years ending after December 15, 2006. The Company is currently evaluating the impact of adopting FASB Statement 158 on its financial statements.

NOTE 2	INVESTMENT HELD FOR DISCONTINUED OPERATIONS

On April 29, 2006, the Company completed the sale of all of its ownership interest in a PRC real estate joint venture by the name of Tianjin Teda Yide Industrial Company Limited (“Yide”, formerly Tianjin Yide Real Estate Company Limited) pursuant to an Agreement for the Purchase and Sale of Stock (the “Agreement”) with Far Coast Asia Limited (“Far Coast”). Far Coast paid the Company a deposit of $800,000 in respect of the sale in January 2006 and a balance payment of $2.2 million was paid on March 31, 2006 (the “Purchase Price”). The Purchase Price was paid to the Company in Hong Kong dollars. Far Coast and its affiliated entities have no prior relationship to the Company and its affiliated entities. A copy of the Agreement for the Purchase and Sale of Stock was filed as Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on January 5, 2006. The completion of the sale was disclosed in the Company’s Form 8-K filed with the United States Securities and Exchange Commission on May 4, 2006.

In accordance with FASB Interpretation No. 35 (FIN 35), the use of the equity method of accounting for the investment is required if the investor has the ability to exercise significant influence over the operating & financial policies of the investee. However, FIN 35 provides examples where significant influence may not exist. Specifically, paragraphs 3 & 4 of FIN 35 says that “Evidence that an investor owning 20 percent or more of the voting stock ... may be unable to exercise significant influence ... requires an evaluation of all the facts & circumstances relating to the investment. The presumption that the investor has the ability to exercise significant influence stands ... until overcome by predominant evidence to the contrary.” Management has determined that the failure by the Company to obtain financial information subsequent to September 30, 2005 has resulted in the loss of significant influence under the equity method. As such, the use of the equity method was therefore no longer appropriate and the Company accounted for its investment from October 1, 2005 to April 29, 2006, the date of completion of the sale, under the cost method.

On April 29, 2006, the Company completed the sale of all of its ownership interest in Yide pursuant to the Agreement. On completion of the sale, the Company recorded a gain on the disposal of the affiliate of $579,870.

NOTE 3	ACQUISITION OF A SUBSIDIARY

On June 16, 2006, the Company consummated the acquisition of a majority interest of Guangdong Tianma International Travel Service Co., Ltd. (“Tianma”), a travel agency headquartered in the Guangdong province of the People’s Republic of China (PRC) pursuant to an agreement dated May 30, 2006. The Company paid HK$6.5 million ($833,333) in cash and issued 362,500 shares of the Company’s common stock with a fair value of $102,950 in exchange for 55% of the shares of capital stock of Tianma. The total consideration was $936,283.

The Company has allocated the purchase price to the assets acquired and liabilities assumed based on the estimated fair values as follows:

Current assets	$ 187,692
Property and equipment	398
Current liabilities	(67,709)
Goodwill	815,902
Total purchase price	$ 936,283

The results of operations of Tianma have been included in the Company's consolidated statement of operations since the completion of the acquisition on June 16, 2006. The table below summarizes the unaudited pro forma information of the results of operations as though the acquisitions had been completed as of January 1, 2006.

Nine Months Ended September 30, 2006
Revenues	$4,397,138
Gross profit	$404,872
Loss before income taxes and MI	$(1,662,038)
Net loss	$(1,661,575)
Net loss per share
Basic	$(0.034)
Diluted	$(0.034)

NOTE 4	RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2006 and 2005, the Company received management revenue of $100,478 and $330,530 respectively from two properties it managed that were owned by a stockholder.

During the nine months ended September 30, 2006 and 2005, the Company paid rent of $40,828 and $26,530 respectively for office premises leased from a company owned by a director and stockholder.

During the nine months ended September 30, 2006, the Company fully repaid $554,402 due to a stockholder as of December 31, 2005.

During the nine months ended September 30, 2006, the Company fully repaid $77,533 due to a stockholder and director as of December 31, 2005.

NOTE 5	BUSINESS SEGMENTS

The Company currently has two operating segments. Each segment operates exclusively in Asia. The Company’s Property Management segment provides management services to hotels and resorts in Asia. The Travel Agency segment provides travel agency services to customers in China. A third segment, the Real Estate Investments segment that used to invest in real estate development projects, had been discontinued since October 2005 and was sold in April 2006. The accounting policies of the segments are the same as described in the summary of significant accounting policies. There are no inter-segment sales.

For the Nine Months Ended September 30, 2006	Property Management	Real Estate Investments	Travel Agency	Total

Revenue	$343,173	$-	$2,112,745	$2,455,918
Net loss from continuing operations	(2,237,562)	-	(18,102)	(2,255,664)
Depreciation and amortization	195,734	-	367	196,095
Assets	6,413,194	-	565,036	6,978,230
Capital Expenditure	56,501	-	7,502	64,003

For the Nine Months Ended September 30, 2005	Property Management	Real Estate Investments	Travel Agency	Total

Revenue	$600,149	$-	$-	$600,149
Net loss from continuing operations	(1,054,633)	-	-	(1,054,633)
Depreciation and amortization	192,229	-	-	192,229
Assets	945,926	2,420,130	-	3,366,056
Capital Expenditure	6,670	-	-	6,670

NOTE 6	STOCKHOLDERS’ EQUITY

(A) In February 2006, the Company issued an option to purchase up to 225,000 shares of our common stock to our legal counsel at an exercise price of $0.10 per share. So long as our counsels’ relationship with us continues, the shares underlying the option shall vest and become exercisable in accordance with the following schedule: one-twelfth (1/12) of the shares subject to the option shall vest and become exercisable on each month anniversary of the date of issuance. The option may be exercised for 120 days after termination of the consulting relationship. The fair market value of the option was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following weighted average assumptions: expected dividend 0%, volatility 147%, a risk-free rate of 4.5% and an expected life of one (1) year. The value recognized during the period was approximately $7,903.

(B) In February 2006, the Company completed a private placement of 33,333,333 shares of restricted common stock at $0.12 per share for an aggregate sum of $4,000,000. An investment banking fee of $400,000 was paid out of the gross proceeds.

(C) In June 2006, the Company issued 362,500 shares of restricted common stock at a fair value $102,950 as part of the consideration to the seller in the acquisition of Tianma.

 (D) In August 2006, the Company issued a warrant to purchase up to 100,000 shares of restricted common stock to a consultant at an exercise price $0.7 per share. The shares underlying the option shall vest and become exercisable in accordance with the following schedule: one-fourth (1/4) of the shares subject to the warrant shall vest and become exercisable around every 45 days starting from the date of issuance. The warrant shall remain exercisable until August 25, 2016. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following weighted average assumptions: expected dividend 0%, volatility 192%, a risk-free rate of 4.5% and an expected life of one (1) year. The value recognized during the period was approximately $6,374.

(E) In September 2006, the Company completed a private placement of 2,700,000 shares of restricted common stock at $0.45 per share for an aggregate sum of $1,215,000. No investment banking fees were payable.

(F) In September 2006, the Company issued 1,500,000 S-8 shares at a fair value of $2,430,000 to two consultants under a Stock Incentive Plan. The fair value is amortized over twelve months until June 2007. The Company recognized expenses of $607,500 and recorded deferred stock compensation of $1,822,500.

(G) In September 2006, the Company issued 1,500,000 shares of restricted common stock at a fair value of $2,445,000 to two consultants for services. The fair value is amortized over twelve months until August, 2007. The Company recognized expenses of $203,750 and recorded deferred stock compensation of $2,241,250.

(H) During the three months ended September 30, 2006, a stockholder of Tianma contributed $30,432 into Tianma as additional paid-in-capital.  The Company's 55% share amounted to $16,737.

(I) During the nine months ended September 30, 2006, the Company recognized deferred stock compensation of $66,355 for stock issued to consultants for services.

NOTE 7	COMMITMENTS AND CONTINGENCIES

(A) Our Chief Financial Officer, Daley Mok, is a party to an employment agreement with our subsidiary NCN Group Management Limited, dated January 3, 2006, whereby Mr. Mok serves as the Chief Financial Officer of such subsidiary. The agreement does not contain a definitive termination date and is terminable by NCN Group Management Limited on one month’s notice. Mr. Mok is entitled to a monthly salary of HK$50,000 ($6,410) and is eligible to be paid bonuses, from time to time, at the discretion of NCN Group Management Limited’s Board of Directors, of cash, stock or other valid form of compensation. Mr. Mok is also eligible to receive 50,000 shares of common stock of the Company following each of his first two full years of employment. During the period, $5,791 was recognized as expense.

(B) Our President, Benedict Fung, is also a party to an employment agreement with our subsidiary NCN Group Management Limited, dated January 3, 2006, whereby Mr. Fung serves as the President - Corporate Development of such subsidiary. The agreement does not contain a definitive termination date and is terminable by NCN Group Management Limited on one month’s notice. Mr. Fung is entitled to a monthly salary of HK$40,000 ($5,128) and is eligible to be paid bonuses, from time to tome, at the discretion of the NCN Group Management Limited’s Board of Directors, of cash, stock or other valid form of compensation. Mr. Fung is also eligible to receive 60,000 shares of common stock of the Company following each of his first two full years of employment. During the period, $6,949 was recognized as expense.

(C) Our Chief Executive Officer, Godfrey Hui, is also a party to a renewed employment agreement with our subsidiary NCN Group Management Limited, effective January 1, 2006, whereby Mr. Hui serves as the Chief Executive Officer of such subsidiary. The agreement does not contain a definitive termination date and is terminable by NCN Group Management Limited on one month’s notice. Mr. Hui is entitled to a monthly salary of HK$70,000 ($8,974) and is eligible for an annual bonus of HK$400,000 ($51,282) after completion of one calendar year of service. Such bonus will be paid on a pro-rata basis for the first calendar year from the date of employment till the end of the last day of that calendar year. Mr. Hui is also eligible to receive 150,000 shares of common stock of the Company following each of his first two full years of employment. During the period, $17,502 was recognized as expense.

(D) Our Managing Director, Daniel So, is also a party to an employment agreement with our subsidiary NCN Group Management Limited, dated June 27, 2006, whereby Mr. So serves as the Managing Director of such subsidiary. The agreement does not contain a definitive termination date and is terminable by NCN Group Management Limited on one month’s notice. Mr. So is entitled to a monthly salary of HK$50,000 ($6,410) and is eligible for an annual bonus of HK$250,000 ($32,051) after completion of one calendar year of service. Such bonus will be paid on a pro-rata basis for the first calendar year from the date of employment till the end of the last day of that calendar year. Mr. So is also eligible to receive 200,000 shares of common stock of the Company following each of his first two full years of employment. During the period, $25,537 was recognized as expense.

(E) Our General Manager, Stanley Chu, is also a party to an employment agreement with our subsidiary NCN Group Management Limited, dated June 27, 2006, whereby Mr. Chu serves as the General Manager of such subsidiary. The agreement does not contain a definitive termination date and is terminable by NCN Group Management Limited on one month’s notice. Mr. Chu is entitled to a monthly salary of HK$35,000 ($4,487) and is eligible for an annual bonus of HK$100,000 ($12,821) after completion of one calendar year of service. Such bonus will be paid on a pro-rata basis for the first calendar year from the date of employment till the end of the last day of that calendar year. Mr. Chu is also eligible to receive 100,000 shares of common stock of the Company following each of his first two full years of employment. During the period, $12,768 was recognized as expense.

NOTE 8	SUBSEQUENT EVENTS

(A)   The Company signed an agreement dated May 3, 2006 with Felix Liu to utilize his business experience and connections in China to secure projects for the Company. Pursuant to this agreement, an earnest deposit of $1.13 million was paid to Felix Liu which was to be returned to the Company without any interest by July 31, 2006 if no projects were concluded by that time. As the Company anticipates certain project will be secured in the latter half of the fourth quarter of 2006, the Company has verbally agreed with Felix Liu that the July 31, 2006 deadline be extended, pending the outcome of project negotiation.

(B)   In October 2006, the Company completed a private placement of 1,300,000 shares of restricted common stock at $0.85 per share for an aggregate sum of $1,105,000.

(C)   In October 2006, the Company completed another private placement of 1,200,000 shares of restricted common stock at $0.85 per share for an aggregate amount of $1,020,000.

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto included in Part I, Item 1 of this Report. All amounts are expressed in U.S. dollars.

Overview

The Company, incorporated on September 10, 1993, is a Delaware company with headquarters in the Hong Kong SAR, People’s Republic of China (“PRC”). It was led by different management teams in the past, engaging in different ventures. The Company was previously known under various names, the latest former name being Teda Travel Group Inc. On August 1, 2006, the Company was renamed to its current name of Network CN Inc.

The Company earns its revenues through the provision of management services, including training and consulting services, to hotels and resorts in the PRC. Under its management contracts with each of the hotel and resort properties, the Company is responsible for the supervision and day-to-day operations of the property in exchange for a basic management fee based on gross revenues. In addition, the Company may also earn an incentive fee based upon gross operating profits of the property managed. As of September 30, 2006, the Company manages eleven hotel properties located in various parts of the PRC, encompassing about 2,351 rooms. Revenues are also derived from the Company’s provision of travel agency services to customers in the PRC. Revenues are recognized when services are rendered.

On August 1, 2006, in order to better reflect the Company’s vision under the expanded management team, the Company changed its name to “Network CN Inc.”. Network CN Inc.’s vision is to build a nationwide network in the PRC to service the needs of its customers. To achieve its vision, the Company has set out to build and run a Hotel Network, a Media Network and an e-Network. A Hotel Network has already been established, and the Company is working to expand it to cover all major cities in the PRC. In addition, the Company is actively pursuing the development of a Media Network and an e-Network via the Internet.

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

(ii) Foreign Currency Translation

The Company’s assets and liabilities that are denominated in foreign currencies are translated into the currency of U.S. dollars using the exchange rates at the balance sheet date. For revenues and expenses, the average exchange rate during the year was used to translate Hong Kong dollars and Chinese renminbi into U.S. dollars. The translation gains and losses resulting from changes in the exchange rate are charged or credited directly to the stockholders’ equity section of the balance sheet when material. All realized and unrealized transaction gains and losses are included in the determination of income in the period in which they occur. Translation and transaction gains and losses are included in the statement of operations because they are not material as of September 30, 2006.

(iii) Income Taxes

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

(iv) Long-Lived Assets

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

Consolidated Results of Operations

For the three months ended September 30, 2006 and September 30, 2005

Revenues. Revenues for the three months ended September 30, 2006 were $1,943,771 as compared to revenues of $277,364 for the same period in 2005, a sharp increase of $1,666,407, or 601%. The increase was due to the inclusion of the revenue of Tianma, a subsidiary acquired on June 16, 2006. Revenues from Tianma for this period were $1,895,018 and accounted for 97% of the Company’s total revenues. Revenues from property management for this period were $48,753, a decrease of 82% as compared to the same period last year. The decrease was due to a decreased number of hotel properties managed (from eighteen hotel properties managed as of September 30, 2005 to eleven hotel properties as of September 30, 2006). The decrease was not otherwise material given the significant revenues generated by Tianma.

Cost of Tour Services. Cost of tour services for the three months ended September 30, 2006 was $1,875,555 as compared to cost of tour services of $0 for the same period last year, an increase of $1,875,555. The increase was due to the acquisition of Tianma on June 16, 2006. The majority of Tianma's expenses directly related to the generation of Tianma's tour revenues were grouped under this category, with immaterial amounts grouped under Payroll, Professional Fees, and Other Selling, General & Administrative Expenses.

Total Expenses. Our total expenses during the three months ended September 30, 2006 were $1,603,014, compared to expenses of $332,934 for the same period last year, an increase of $1,270,080, or 381%. The increase was primarily attributable to a material increase in payroll and professional fees in connection to more stocks issued for services during the current period than in the previous period. The Company expected consistent increase in payroll and professional fees in the next quarter to support the acquisition of potential projects currently under negotiations.

Professional fees. Professional fees for the three months ended September 30, 2006 were $1,014,154 as compared to $85,516 for the same period last year, an increase of $928,638 or 1086%. The increase was due to more stocks issued for services during the current period than in the previous period.

Payroll. Payroll for the three months ended September 30, 2006 was $313,891 as compared to $104,600 for the same period last year, an increase of $209,291 or 200%. The increase was due to the addition of several employees including a President, a new CFO, a Managing Director and a General Manager.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses for the three months ended September 30, 2006 were $274,969 as compared to $135,126 for the same period last year, an increase of $139,843 or 103%. The increase was due to additional overseas traveling and entertainment expenses incurred in the current period.

Loss from Operations. The Company incurred a loss from operations of $1,534,798 for the three months ended September 30, 2006 as compared to a loss of $55,570 in the previous period. The increase in loss of $1,479,228 was mainly due to increase in payroll and professional fees as explained above.

Income Taxes. The Company derives its hotel management income in the PRC and is subject to withholding tax in the PRC depending upon the province in which a particular hotel is located. Income tax expenses charged to the consolidated income statement for the three months ended September 30, 2006 was $0 as compared to $5,100 for the period ended September 30, 2005 as the Company and its subsidiaries operated at a loss during the period.

Income (Loss) from Discontinued Operations. The equity loss attributable to our interest in Yide of $140,047 for the three months ended September 30, 2005 was reclassified as loss from discontinued operations as a result of the Company’s loss of significant influence over Yide since October 1, 2005. With accounting treatment changed from equity method to cost method since October 1, 2005, there was no loss from discontinued operations in the current period. After the completion of sales of the Company’s interest in Yide on April 29, 2006, the Company recorded a gain of $579,870 on the disposal of an affiliate.

Net Income (Loss). The Company recorded a net loss of $1,503,025 as compared to a net loss of $195,039 for the same period last year, an increase of $1,307,986 or 671%. That was mainly due to increase of professional fee and payroll during the period.

For the nine months ended September 30, 2006 and September 30, 2005

Revenues. Revenues for the period ended September 30, 2006 were $2,455,918 as compared to revenues of $600,149 for the same period last year, an increase of $1,855,769, or 309%. The increase was mainly due to the acquisition of Tianma on June 16, 2006. Revenues from Tianma for this period were $2,112,745 and accounted for 86% of the Company’s total revenues. Revenues from property management for this period were $343,173, a decrease of 43% as compared to the same period last year. The decrease was due to a decreased number of hotel properties managed (from eighteen hotel properties managed as of September 30, 2005 to eleven hotel properties as of September 30, 2006). The decrease was not otherwise material given the significant revenues generated by Tianma.

Cost of Tour Services. Cost of tour services for the period ended September 30, 2006 was $2,091,368 as compared to cost of tour services of $0 for the same period last year, an increase of $2,091,368. The increase was due to the acquisition of Tianma on June 16, 2006. The majority of Tianma's expenses directly related to the generation of Tianma's tour revenues were grouped under this category, with immaterial amounts grouped under Payroll, Professional Fees, and Other Selling, General & Administrative Expenses.

Total Expenses. Our total expenses during the period ended September 30, 2006 were $2,663,239, compared to expenses of $1,623,820 for the same period in 2005, an increase of $1,039,419, or 64%. The increase was primarily attributable to a material increases in payroll and professional fees in connection to more stocks issued for services during the current period than in the previous period. The Company expected consistent increase in payroll and professional fee in the next quarter to support the acquisition of potential projects currently under negotiation.

Professional fees. Professional fees for the period ended September 30, 2006 were $1,303,941 as compared to $771,660 for the same period in 2005, an increase of $532,281, or 69%. The increase was due to more stocks issued for services during the current period than in the previous period.

Payroll. Payroll for the period ended September 30, 2006 was $708,893 as compared to $352,220 for the period ended September 30, 2005, an increase of $356,673, or 101%. The increase was due to the addition of several employees including a President, a new CFO, a Managing Director and a General Manager.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses for the period ended September 30, 2006 were $650,405 as compared to $476,863 for the period ended September 30, 2005, an increase of $173,542 or 36%. The increase was mainly due to additional overseas traveling and entertainment expenses incurred in the current period.

Loss from Operations. The Company incurred a loss from operations of $2,298,689 for the period ended September 30, 2006 as compared to a loss of $1,023,671 in the previous period. The increase in loss of $1,275,018 was mainly due to increase in payroll.

Income Taxes. The Company derives its hotel management income in the PRC and is subject to withholding tax in the PRC depending upon the province in which a particular hotel is located. Income tax expenses charged to the consolidated income statement for the period ended September 30, 2006 was $7,372 as compared to $28,312 for the period ended September 30, 2005, a decrease of $20,940 as the Company and its subsidiaries operated at a loss during the period.

Income (Loss) from Discontinued Operations. The equity loss attributable to our interest in Yide of $448,923 for the period ended September 30, 2005 was reclassified as loss from discontinued operations as a result of the Company’s loss of significant influence over Yide since October 1, 2005. With accounting treatment changed from equity method to cost method since October 1, 2005, there was no loss from discontinued operations in the current period. After the completion of sales of its interest in Yide on April 29, 2006, the Company recorded a gain on disposal of an affiliate of $579,870.

Net Income (Loss). The Company recorded a net loss of $1,675,794 as compared to net income of $1,846,444 for the same period last year, a decrease of $3,522,238 or 191%. This was mainly due to an increase in payroll in the current period, and the $3,350,000 gain on debt forgiveness recognized in the same period last year was not repeated, which was partly offset by a gain on disposal of an affiliate $579,870 in the current period.

Consolidated Financial Condition

Liquidity and Capital Resources – September 30, 2006

The cash and cash equivalents as of September 30, 2006 was $3,958,031 as compared with $37,786 as of September 30, 2005, a sharp increase of $3,920,245. The increase was attributable to the following activities:

Net cash utilized by operating activities as of September 30, 2006 was $1,308,451, an increase of $1,049,188 as compared with $259,263 in the same period of 2005. The net cash outflow was mainly attributable to an increase in accounts payable and accrued expenses.

Net cash provided by investing activities for the period ended September 30, 2006 was $994,035, compared with net cash used in investing activities $6,670 in the same period of 2005. The increase of $1,000,705 was mainly attributable to the receipt of $3,000,000 for the sale of Yide, which was partly offset by the placing of a $1,134,003 earnest deposit for a prospective project, and investment in Tianma.

Net cash provided by financing activities was $4,185,588 for the period ended September 30, 2006, compared with $236,977 in the same period of 2005. The increase was primarily attributable to private placements that raised gross proceeds of $4,815,000, from which we paid investment banking fees of $400,000.

Capital Commitments

The Company does not have any significant capital commitments outstanding as of September 30, 2006.

Working Capital Requirements

We had cash of $3,958,031 at September 30, 2006 and our current assets totaled $5,833,102. Our current liabilities at September 30, 2006 were $664,361, so we had working capital of $5,168,741. We have no long-term liabilities as of September 30, 2006.

Our ability to pay operating expenses will depend upon our future operating performance, which will be subject to economic, financial, competitive and other factors, some of which are beyond our control. With working capital in excess of $5 million as of September 30, 2006, and given the current economic climate and market conditions, the Company does not foresee any liquidity problem in maintaining its day-to-day operations over the next 12 months.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being September 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer along with our company's Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer along with our company's Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.”

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2006, the Company completed a private placement of 2,700,000 shares of restricted common stock at $0.45 per share for an aggregate sum of $1,215,000. No investment banking fees were payable.

In September 2006, the Company issued 1,500,000 S-8 shares at a fair value of $2,430,000 to two consultants under a Stock Incentive Plan.

In September 2006, the Company issued 1,500,000 shares of restricted common stock at a fair value of $2,445,000 to two consultants for services.

In October 2006, the Company completed a private placement of 1,300,000 shares of restricted common stock at $0.85 per share for an aggregate sum of $1,105,000.

In October 2006, the Company completed another private placement of 1,200,000 shares of restricted common stock at $0.85 per share for an aggregate amount of $1,020,000.

Item 4. Submission of Matters to a Vote of Security Holders

An annual meeting of stockholders was held on July 28, 2006. Stockholders in the meeting approved the change of the Company’s name to Network CN Inc. for better reflection of the Company’s vision to building a nationwide network in China which includes, inter alia, a Hotel Network, a Media Network and an e-Network.

Item 6. Exhibits and Reports of Form 8-K

(a)

See Exhibit Index.

(b)

Reports on Form 8-K:

On October 28, 2006, the Registrant filed a Current Report on Form 8-K with the Commission regarding selling its 1,200,000 shares of the Company’s common stock to Mr. Wong Chun Chun Charles (“Investor”). The purchase price paid by the Investor for the Shares was $0.85 per share for an aggregate sum of $1,020,000.

On October 20, 2006, the Registrant filed a Current Report on Form 8-K with the Commission regarding selling its 1,300,000 shares of the Company’s common stock to Mr. Lee Wing On Samuel(“Investor”). The purchase price paid by the Investor for the Shares was $0.85 per share for an aggregate sum of $1,105,000.

On September 25, 2006, the Registrant file a Current Report on Form 8-K with the Commission Regarding the appointment of Daley Mok to fill a vacancy in the Board.

On September 15, 2006, the Registrant filed a Current Report on Form 8-K with the Commission regarding selling its 2,700,000 shares of common stock to SYWG-Aizawa Chinese Equity Prospective for Listing Fund (“Investor”). The purchase price paid by the Investor for the Shares was $0.45 per share for an aggregate sum of $1,215,000.

On September 15, 2006, the Registrant filed a Current Report on Form 8-K with the Commission regarding its wholly owned subsidiary NCN Group Limited entered into a Consulting Services Agreement with Parkson Investments Limited and Linmark Investments Limited (the “Consultants”). Pursuant to the terms of the Agreement, the Consultants shall serve as independent consultants and advisors on matters relating to the structure, terms, operation of the Registrant’s proposed media project.

On August 21, 2006, the Registrant filed a Current Report on Form 8-K with the Commission regarding the change of its corporate name from “Teda Travel Group Inc.” to Network CN Inc.” effective August 1, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK CN INC.
(formerly known as Teda Travel Group Inc.)

Date: November 10, 2006	By:	/s/ GODFREY CHIN TONG HUI
Godfrey Chin Tong Hui,
Chief Executive Officer

Date: November 10, 2006	By:	/s/ DALEY MOK
Daley Mok,
Chief Financial Officer

EXHIBIT INDEX

3.1	Certificate of Amendment of Certificate of Incorporation, filed with the Delaware Secretary of State on August 1, 2006

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002