Form 10QSB/A
period 2006-06-30
NETWORK CN INC
filed 2007-02-22
CIK 934796

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
  (Amendment No. 2)
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

Explanatory note

Network CN Inc. is filing this Amendment No. 2 on Form 10-Q/A to its Form 10-Q for the quarter ended June 30, 2006, to reflect the restatement of its previously issued financial statements to reclassify Goodwill as Intangible license right. The information contained in this Amendment, including the financial statements and the notes hereto, amends only Item 1 of Part I of our originally filed Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and no other items in our originally filed Form 10-Q are amended hereby. Except for the aforementioned adjustments, this Form 10-Q/A does not materially modify or update other disclosures in the original Form 10-Q, including the nature and character of such disclosure to reflect events occurring after August 11, 2006, the filing date of the original Form 10-Q. Accordingly this Form 10-Q/A should be read in conjunction with our filings made with the United Sates Securities and Exchange Commission. Currently dated certifications from the our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this amendment.

NETWORK CN INC.
FORM 10-QSB

INDEX

		Page
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		3
PART I. FINANCIAL INFORMATION		5
Item 1.	Financial Statements (Unaudited)	5
	Consolidated Balance Sheet—June 30, 2006 (Restated)	5
Consolidated Statements of Operations—Three and Six Months Ended June 30, 2006 and 2005 (Restated)	6
Consolidated Statements of Cash Flows—Six Months Ended June 30, 2006 and 2005	8
Notes to Consolidated Financial Statements (Restated)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Controls and Procedures	32
PART II. OTHER INFORMATION	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 4.	Submission of Matters to a Vote of Security Holders	33
Item 6.	Exhibits and Reports on Form 8-K	33
SIGNATURES	34

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Quarterly Report on Form 10-QSB/A regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events.

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

From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-KSB, 10-QSB and 8-K, Proxy Statements on Schedule 14A, press releases, analyst and investor conference calls, and other communications released to the public. Although we believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable, any or all of the forward-looking statements in this quarterly report on Form 10-QSB/A, our reports on Forms 10-KSB and 8-K, our Proxy Statements on Schedule 14A and any other public statements that are made by us may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Quarterly Report on Form 10-QSB/A, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Quarterly Report on Form 10-QSB/A or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NETWORK CN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2006
(UNAUDITED)
(RESTATED)

ASSETS
CURRENT ASSETS
Cash	$3,166,982
Accounts receivable, net	234,966
Earnest deposit	1,134,003
Prepaid expenses and other current assets	452,576
Total Current Assets	4,988,527
PROPERTY AND EQUIPMENT, NET	33,142
OTHER ASSETS
Intangible license rights, net	1,128,201
Total Other Assets	1,128,201
TOTAL ASSETS	$6,149,870
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$442,950
Capital lease payable	7,799
Due to related parties	2,285
Total Current Assets	453,034
TOTAL LIABILITIES	453,034

MINORITY INTEREST	102,896

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000,000 shares
none issued and outstanding	-
Common Stock, $0.001 par value, 100,000,000 shares
55,542,718 shares issued and outstanding	55,543
Additional paid-in capital	11,770,045
Deferred stock compensation	(5,105)
Accumulated deficit	(6,226,543)
TOTAL STOCKHOLDERS’ EQUITY	5,593,940
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,149,870

See accompanying notes to condensed consolidated financial statements.

NETWORK CN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (RESTATED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)
(RESTATED)

	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005

Revenue	$322,885	$70,073	$411,669	$113,461
Revenue – related parties	-	108,743	100,478	209,324
Revenue, Net	322,885	178,816	512,147	322,785

Costs and Expenses
Cost of Tour services	215,813	-	215,813	-
Professional fees	197,982	253,291	289,787	686,144
Payroll	224,651	139,596	395,002	247,620
Management fees	-	7,692	-	15,385
Other selling, general & admin.	198,804	167,415	375,436	349,539
Total Expenses	837,250	567,994	1,276,038	1,298,688

Loss from Operations	(514,365)	(389,178)	(763,891)	(975,903)
Other Income (Expenses)
Interest income	16,038	105	22,736	106
Interest expense	(316)	(316)	(632)	(632)
Other income	1,233	-	1,233	-
Gain on debt forgiveness	-	3,350,000	-	3,350,000
Total Other Income	16,955	3,349,789	23,337	3,349,474

Income (Loss) Before Income Taxes and Minority Interest	(497,410)	2,960,611	(740,554)	2,373,571
Minority interest	6,407	-	4,713	-
Income taxes	-	13,039	7,372	23,212
Net Income (Loss) From Continuing Operations	(503,817)	2,947,572	(752,639)	2,350,359

Discontinued Operations
Equity loss of affiliate	-	(242,311)	-	(308,876)
Gain on disposal of affiliate	579,870	-	579,870	-
Income (Loss) from discontinued operation	579,870	(242,311)	579,870	(308,876)

Net Income (Loss)	$76,053	$2,705,261	$(172,769)	$2,041,483

Net Income (Loss) per Common Share - Basic
Income (Loss) per common share from continuing operations	(0.009)	0.136	(0.017)	0.108
Income (Loss) per common share from discontinued operations	0.010	(0.011)	0.013	(0.014)
Net income (loss) per common share – basic	$0.001	$0.125	$(0.004)	$0.094
Weighted Average Shares Outstanding - Basic	55,224,037	21,678,791	44,520,849	21,673,338

Net Income (Loss) per Common Share - Diluted
Income (Loss) per common share from continuing operations	(0.009)	0.136	(0.017)	0.108
Income (Loss) per common share from discontinued operations	0.010	(0.011)	0.013	(0.014)
Net income (loss) per common share – diluted	$0.001	$0.125	$(0.004)	$0.094
Weighted Average Shares Outstanding – Diluted	55,224,037	21,678,791	44,520,849	21,673,338

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
(RESTATED)

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

NOTE 2     RESTATEMENT

The condensed consolidated balance sheet as at June 30, 2006 has been restated to reclassify goodwill as intangible license right. The restatement did not have an effect on total other assets and total assets.

The condensed consolidated statement of operations for the three and six month periods ended June 30, 2006 and 2005 have been restated to separate the classification of revenue from third parties and related parties and to classify stock compensation expenses to the proper classification. The restatement did not have an effect on total revenues, total expenses, loss from operations, net loss and net loss per share.

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

The Company has allocated the purchase price to the assets acquired and liabilities assumed based on the estimated fair values as follows:

Current assets	$ 187,692
Property and equipment	398
Current liabilities	(67,709)
Intangible license right	815,902
Total purchase price	$ 936,283

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

NETWORK CN INC.
(formerly known as Teda Travel Group Inc.)

Date: February 22, 2007	By:	/s/ GODFREY CHIN TONG HUI
Godfrey Chin Tong Hui,
Chief Executive Officer

Date: February 22, 2007	By:	/s/ DALEY MOK
Daley Mok,
Chief Financial Officer

EXHIBIT INDEX

10.1	Agreement between Teda Hotels Management Company Ltd. and Felix Liu dated May 3, 2006 is incorporated by reference to the Company's Quarterly Report on From 10-QSB/A filed with the Commission on November 9, 2006.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002