Form 10QSB/A
period 2006-09-30
NETWORK CN INC
filed 2007-02-22
CIK 934796

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

Explanatory note

Network CN Inc. is filing this Amendment No. 1 on Form 10-Q/A to its Form 10-Q for the quarter ended September 30, 2006, to reflect the restatement of its previously issued financial statements to reclassify Goodwill as Intangible license right.

The information contained in this Amendment, including the financial statements and the notes hereto, amends only Item 1 of Part I of our originally filed Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and no other items in our originally filed Form 10-Q are amended hereby. Except for the aforementioned adjustments, this Form 10-Q/A does not materially modify or update other disclosures in the original Form 10-Q, including the nature and character of such disclosure to reflect events occurring after November 13, 2006, the filing date of the original Form 10-Q. Accordingly this Form 10-Q/A should be read in conjunction with our filings made with the United Sates Securities and Exchange Commission. Currently dated certifications from the our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this amendment.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NETWORK CN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2006

(UNAUDITED)
(RESTATED)

ASSETS
CURRENT ASSETS
Cash	$3,958,031
Accounts receivable, net	296,336
Earnest deposit	1,134,003
Prepaid expenses and other current assets	444,732
Total Current Assets	5,833,102
PROPERTY AND EQUIPMENT, NET	75,480
OTHER ASSETS
Intangible license rights, net	1,069,648
Total Other Assets	1,069,648
TOTAL ASSETS	$6,978,230
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$727,448
Capital lease payable	5,460
Total Current Liabilities	732,908
TOTAL LIABILITIES	732,908

MINORITY INTEREST	104,811

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000,000 shares
none issued and outstanding	-
Common Stock, $0.001 par value, 100,000,000 shares
61,242,718 shares issued and outstanding	61,243
Additional paid-in capital	17,871,646
Deferred stock compensation	(4,063,750)
Accumulated deficit	(7,729,568)
Accumulated other comprehensive income	940
TOTAL STOCKHOLDERS’ EQUITY	6,140,511
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,978,230

See accompanying notes to condensed consolidated financial statements.

NETWORK CN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)
(RESTATED)

	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005

Revenue	$1,943,771	$156,158	$2,355,440	$269,619
Revenue – related parties	-	121,206	100,478	330,530
Revenue, Net	1,943,771	277,364	2,455,918	600,149

Costs and Expenses
Cost of tour services	1,875,555	-	2,091,368	-
Professional fees	1,014,154	85,516	1,303,941	771,660
Payroll	313,891	104,600	708,893	352,220
Management fees	-	7,692	-	23,077
Other selling, general & admin.	274,969	135,126	650,405	476,863
Total Expenses	3,478,569	332,934	4,754,607	1,623,820

Loss from Operations	(1,534,798)	(55,570)	(2,298,689)	(1,023,671)
Other Income (Expenses)
Interest income	7,695	71	30,431	177
Interest expense	(2,333)	(4,474)	(2,965)	(12,908)
Other income	13,864	10,081	15,097	10,081
Total Other Income (Expenses)	19,226	5,678	42,563	(2,650)

Loss Before Income Taxes and Minority Interest	(1,515,572)	(49,892)	(2,256,126)	(1,026,321)
Minority interest	(12,547)	-	(7,834)	-
Income taxes	-	5,100	7,372	28,312
Loss From Continuing Operations	(1,503,025)	(54,992)	(2,255,664)	(1,054,633)

Discontinued Operations
Equity loss of affiliate	-	(140,047)	-	(448,923)
Gain on debt forgiveness	-	-	-	3,350,000
Gain on disposal of affiliate	-	-	579,870	-
Income (Loss) from discontinued operation	-	(140,047)	579,870	2,901,077
Net Income (Loss)	(1,503,025)	(195,039)	(1,675,794)	1,846,444

Other Comprehensive Income
Foreign currency translation gain	940	-	940	-
Comprehensive Income (Loss)	$(1,502,085)	$(195,039)	$(1,674,854)	$1,846,444

Net Income (Loss) per Common Share - Basic
Loss per common share from continuing operations	(0.027)	(0.003)	(0.047)	(0.049)
Income (Loss) per common share from discontinued operations	-	(0.006)	0.012	0.133
Net income (loss) per common share – basic	$(0.027)	$(0.009)	$(0.035)	$0.084
Weighted Average Shares Outstanding - Basic	55,744,892	21,848,755	48,303,310	21,731,810

Net Income/(Loss) per Common Share - Diluted
Loss per common share from continuing operations	(0.027)	(0.003)	(0.047)	(0.049)
Income (Loss) per common share from discontinued operations	-	(0.006)	0.012	0.133
Net income (loss) per common share – diluted	$(0.027)	$(0.009)	$(0.035)	$0.084
Weighted Average Shares Outstanding – Diluted	55,744,892	21,848,755	48,303,310	21,731,810

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

NOTE 2     RESTATEMENT

The condensed consolidated balance sheet as at September 30, 2006 has been restated to reclassify goodwill as intangible license right. The restatement did not have an effect on total other assets and total assets.

The condensed consolidated statement of operations for the three and nine month periods ended September 30, 2006 and 2005 have been restated to separate the classification of revenue from third parties and related parties and to classify stock compensation expenses to the proper classification.  The restatement did not have an effect on total revenues, total expenses, loss from operations, net loss and net loss per share.

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

Nine Months Ended September 30, 2006
Revenues	$4,397,138
Gross profit	$404,872
Loss before income taxes and MI	$(1,662,038)
Net loss	$(1,661,575)
Net loss per share
Basic	$(0.034)
Diluted	$(0.034)

NOTE 5	RELATED PARTY TRANSACTIONS

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

For the Nine Months Ended September 30, 2006	Property Management	Real Estate Investments	Travel Agency	Total

Revenue	$343,173	$-	$2,112,745	$2,455,918
Net loss from continuing operations	(2,237,562)	-	(18,102)	(2,255,664)
Depreciation and amortization	195,734	-	367	196,095
Assets	6,413,194	-	565,036	6,978,230
Capital Expenditure	56,501	-	7,502	64,003

For the Nine Months Ended September 30, 2005	Property Management	Real Estate Investments	Travel Agency	Total

Revenue	$600,149	$-	$-	$600,149
Net loss from continuing operations	(1,054,633)	-	-	(1,054,633)
Depreciation and amortization	192,229	-	-	192,229
Assets	945,926	2,420,130	-	3,366,056
Capital Expenditure	6,670	-	-	6,670

NOTE 7	STOCKHOLDERS’ EQUITY

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

NOTE 9	SUBSEQUENT EVENTS

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
Daley Mok,
Chief Financial Officer

EXHIBIT INDEX

3.1

Certificate of Amendment of Certificate of Incorporation, filed with the Delaware Secretary of State on August 1, 2006 incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006 filed with the Commission on November 13, 2006.

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