Form 10KSB
period 2006-12-31
NETWORK CN INC
filed 2007-04-02
CIK 934796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

Commission File Number 000-30264

NETWORK CN INC.

(Name of small business issuer in its charter)

Delaware	11-3177042
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

21/F., Chinachem Century Tower

178 Gloucester Road

Wanchai, Hong Kong

Tel: (852) 2833-2186

(Address, including zip code, and telephone number,

including area code, of registrant’s

principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

Common Stock, $0.001 Par Value

 Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐  NO ☒

The issuer’s revenues for the fiscal year ended December 31, 2006 were $4,442,602.

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of March 19, 2007 held by non-affiliates was 66,119,677 shares. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant. The aggregate market value of the common equity held by non-affiliates as of March 19, 2007 was $199,681,425.

As of March 19, 2006, there were 67,600,718 shares of the issuer’s common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference:  None.

Transitional Small Business Disclosure format (Check one): YES ☐   NO ☒

NETWORK CN INC.

ANNUAL REPORT ON FORM 10-KSB

FOR THE YEAR ENDED DECEMBER 31, 2006

TABLE OF CONTENTS

Information Regarding Forward Looking Statements

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains predictions, estimates and other forward-looking statements  that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Risk Factors” and elsewhere in this report, and some of which we may not know. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in this report in greater detail under the heading “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this annual report on Form 10-KSB and the documents that we have filed as exhibits to this annual report completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1 .       DESCRIPTION OF BUSINESS

GENERAL

Network CN Inc. (“we” or “the Company”), originally incorporated on September 10, 1993, is a Delaware company with headquarters in the Hong Kong SAR, the People’s Republic of China (“the PRC” or “China”). It was led by different management teams in the past, engaging in different ventures. The Company was previously known under various names, the latest former name being Teda Travel Group Inc. On August 1, 2006, in order to better reflect the Company’s vision under the expanded management team, the Company changed its name to “Network CN Inc.”

Our business vision and plan is to build a nationwide information/entertainment network in the PRC. To achieve this goal, we have set out to build and run a Media Network, a Hotel Network and an e-Network. A Hotel Network has already been established, and the Company is working to expand it to cover all major cities in the PRC. The Hotel Network also includes our travel subsidiary, Guangdong Tianma International Travel Service Co., Ltd. (“Tianma”), that we acquired in 2006. We earned substantially all of our 2006 revenues from our Hotel Network through the provision of travel agency services to customers both inside and outside of the PRC, as well as the provision of management services, including training and consulting services, to hotels and resorts in the PRC. Under management contracts with several hotel and resort properties, we are responsible for the supervision and day-to-day operations of the property in exchange for a basic management fee based on gross revenues. In addition, we may also earn an incentive fee based upon gross operating profits of the property managed. See “Hotel Network” below. During the latter half of 2006, we adjusted our focus to building a Media Network, and took the first step in November 2006 by securing a media-related contract regarding the installation and management of outdoor LED advertising video panels. In January 2007, we acquired Shanghai Quo Advertising Company Limited (“Quo Advertising”), an advertising agency in Shanghai, China. In 2006, we had not yet generated any revenues from our nascent Media Network, however, we anticipate that Quo Advertising will generate advertising revenues from the date of acquisition and we will begin to realize earnings from the installation and management of LED advertising video panels beginning in the second quarter of 2007. See “Media Network” below. At the same time, the Company is actively pursuing the development of an e-Network via the Internet. See “e-Network” below.

We currently operate businesses in China through the following subsidiaries:

Media Network
NCN Media Services Limited, a 100% owned BVI Company
Crown Winner International Limited, a 100% owned HK Company
Quo Advertising Company Limited, a 100% owned PRC Company

Hotel Network
NCN Management Services Limited, a 100% owned BVI Company
NCN Landmark International Hotel Group Limited (“NCN Landmark”), a 60% owned BVI Company
Beijing NCN Landmark Hotel Management Limited, a Wholly Foreign-Owned Enterprise of NCN
Landmark
Guangdong Tianma International Travel Service Co., Ltd., a 55% owned PRC Company

The Company’s market study shows that China is emerging as a media leader worldwide in terms of scale and scope. Globally, China ranks at the top in total TV households, total volume of newspaper circulation, total mobile users and total Internet users. The Company believes that the media industry is among the fastest expanding industries in China since the 1.3 billion Chinese consumers are progressively upgrading their physical needs to information/entertainment needs, and per capita advertising spending in China only amounts to about US$1 per month, which is only 2 - 3% of the US level. Furthermore, the Company has identified the following opportunities in the Chinese media market:

•	Online advertising, owing to its robust expansion and scalability, is among the highest amid all the advertising formats in China;
•	Outdoor, or out-of-home, advertising, due to its minimal content production costs, less regulatory exposure, low maintenance and operational requirements.

We believe that the Company is well positioned to take advantage of such advertising growth in China. Therefore, the Company’s near-term focus is on building an out-of-home media network nationwide to capitalize on this market opportunity.

Internet Address and Company SEC Filings

Our Internet address is www.ncnincorporated.com. This website links to our electronic SEC filings, including our annual report on Form 10-KSB, our quarterly reports on Form 10-QSB, our current reports on Form 8-K, and any amendments to these reports. All such documents are available free of charge on our website as soon as practicable after filing.

MEDIA NETWORK

Our Media Projects

Changning Roadside LED Project

In November 2006, NCN Media Services Limited (“NCN Media”), a wholly owned subsidiary of the Company, signed a business agreement with Guiding Media Advertising Limited (“Guiding Media”), a company incorporated in China, to manage and operate approximately 120 LED outdoor advertising video panels in the Changning district of Shanghai, China (“Changning Project”). Through the terms of the business agreement, the Company and Guiding Media may operate the network of outdoor video panels for a 20-year period. NCN Media obtained ownership of 60% of the Changning Project for an initial payment of $3.0 million, and in December 2006, paid $3.0 million to acquire the remaining 40% of the Changning Project.

Guiding Media obtained the 20-year contract to operate the Changning Project from Yukang Advertising Company Limited (“Yukang”), a state-owned company incorporated in China, pursuant to a September 2006 cooperation agreement. Guiding Media, with funding from the Company, agreed to pay certain of Yukang’s expenses, as well as annual licensing fees in exchange for the rights to the Changning Project. As a state-owned company, Yukang provides no guarantee that it has obtained all relevant governmental approvals for the Changning Project in the PRC. The laws of the PRC govern the agreement. See “Risks and Uncertainties.”

Shanghai is the largest and most populous city in the PRC and is generally regarded as the financial hub of the country. Shanghai also boasts an increasingly affluent demographic. The average household income in the Changning district ranks at the top of the nineteen districts in Shanghai. The Company believes that the roadside LED video panels will provide an efficient, cost-effective and sophisticated medium for high-end advertisers. The Company expects to market out-of-home advertising space to high-end brand names wishing to reach Shanghai’s growing group of consumers.

LED technology has evolved to become a new and popular form of advertising display in China, capable of delivering crisp, super-bright images and video indoors and outdoors. Additionally, advertisers in China are increasingly upgrading the quality of their media, and they are looking for new, sophisticated ways to speak to consumers. The LED network that the Company is establishing in Changning aims at providing advertisers with the tools they want to reach potential customers in Shanghai.

Acquisition of Quo Advertising Company Limited

Subsequent to the fiscal year end, in January 2007, the Company completed the acquisition of 100% of the equity interests of Quo Advertising Company Limited (“Quo Advertising”), a growing China-based advertising agency, through Crown Winner International Limited, a wholly owned subsidiary of the Company (“Crown Winner”). The total purchase price of the transaction was HK$7,500,000 (approximately US$961,500). The Company paid an aggregate of HK$500,000 (approximately US$64,000) in cash and issued an aggregate of 300,000 shares of its restricted common stock for the remaining HK$7 million (or equivalent to US$2.99 per share) to the two equity holders of Quo Advertising in exchange for their equity interests. In order to comply with certain PRC laws relating to foreign entities’ ownership of advertising agencies in the PRC, the former owners of Quo Advertising, Lina Zhang and Qinxiu Zhang, hold 90% and 10% of the equity interests, respectively, in Quo Advertising in trust for the benefit of Crown Winner. The law of the PRC governs the agreements by which the Company acquired Quo Advertising and by which the former owners of Quo Advertising hold an equity interest in trust. See “Regulations Affecting Our Media Business” and “Risks and Uncertainties.”

Quo Advertising is an agency involved in design, production, public relations and event management for approximately 30 domestic and international clients. The Company was founded in 1996 and has headquarters in Shanghai, China. For each of the last two years, Quo Advertising generated revenues exceeding US$2 million and after-tax profits of between 15 – 18% (from un-audited accounts). Quo Advertising employed 22 individuals as of December 31, 2006.

Quo Advertising is an established and profitable business with a client base of notable consumer brands including Montblanc, Movado, and Chopard that are looking for high-end, long-term and legal advertising platforms in China. The Company can provide no guarantees that Quo Advertising’s existing or future clients will seek to advertise on the Company’s out-of-home LED panels or electronic billboards, however, the Company believes that the acquisition of Quo Advertising has enhanced the progress of building the operations of our Media Network and has broadened our service offerings to both new and existing customers. Quo Advertising’s experienced media professionals will provide our Media Network with strong support on the sales and marketing side as well as immediately providing the Company with greater assistance in developing additional media projects.

Huangpu Roadside LED Project

In February 2006, Quo Advertising entered into a business cooperation agreement with Shanghai Zhong Ying Communication Engineering Company Limited (“Zhong Ying”), a company incorporated in China and appointed by the Shanghai City Government to oversee the installation of 200 LED outdoor advertising video panels in the Huangpu district of Shanghai (“Huangpu Agreement”). The Huangpu district is another very sophisticated section in Shanghai, which could be a compelling area for outdoor advertisers. Under the terms of the Huangpu Agreement, Zhong Ying will complete the government approval process, help to select the final locations of the LED panels, while Quo Advertising will invest in, and operate the LED panels. The Huangpu Agreement grants Quo Advertising exclusive rights to operate the LED panels for a 20-year period, and the Company expects to finish installation by the end of 2007. Zhong Ying provides no guarantee that it has obtained all relevant governmental approvals for the Huangpu project in the PRC. The laws of the PRC govern the agreement. See “Risks and Uncertainties.”

Nanjing Roadside LED Project

Also in February 2007, Quo Advertising entered into a business cooperation agreement with Nanjing Yiyi Culture Advertising Company Limited (“Yiyi”), a company incorporated in China, to manage and operate 100 LED outdoor advertising video panels in Nanjing, another major city in China (“Nanjing Agreement”). Located in the Jiangsu province, Nanjing boasts a Gross Domestic Product (“GDP”) of $31 billion, a population of approximately 8.2 million and an annual tourism income of $4 billion. Under the terms of the Nanjing Agreement, Quo Advertising will own and have the exclusive right to manage each of the panels constructed for 20 years, but must still obtain the approval from various local authorities. Yiyi provides no guarantee that it has obtained all relevant governmental approvals for the Nanjing project in the PRC. The laws of the PRC govern the agreement. See “Risks and Uncertainties”

Wuhan Roadside LED and LED Billboard Project

In March 2007, Quo Advertising entered into another business agreement with Wuhan Xin An Technology Development Company Limited (“Xin An”), a company incorporated in China, to construct, manage and operate 120 LED outdoor advertising video panels and 2 mega-sized digital video billboards in Wuhan (“Wuhan Agreement”). Wuhan is another major city in China of 8 million people. The addition of this Wuhan Agreement complements the Company’s entrance to the out-of-home media space in Shanghai and Nanjing. Under the terms of the Wuhan Agreement, Quo Advertising will own and have the exclusive right to manage each of the panels and billboards constructed for eight years. Xin An provides no guarantee that it has obtained all relevant governmental approvals for the Wuhan project in the PRC. The laws of the PRC govern the agreement. See “Risks and Uncertainties .”

The location and number of medium-sized roadside LED video panels that the Company currently has obtained rights to install and operate are:

Location	Maximum Number of LED panels*	Panels Installed as of March 19, 2007	Right Duration**
Changning District, Shanghai	120	25	20 years
Total as of December 31, 2006	120
Huangpu District, Shanghai	200	1	20 years
Nanjing	100	3	20 years
Wuhan	120	-	8 years
Total as of March 19, 2007	540	29

The location and number of mega-sized LED video panels that the Company currently has obtained rights to install and operate are:

Location	Maximum Number of LED panels*	Panels Installed as of March 19, 2007	Right Duration**
Wuhan	1 – 2	-	8 years
Total as of March 19, 2007	1 – 2	-

*	The size of the Company’s typical roadside LED video panels ranges from 1.5 square meters to 4 square meters, while the mega-sized LED video billboards are typically at least 100 square meters.
**

Although the Company has a contractual right with the parties referenced above to operate the panels and billboards for 8 – 20 years, as the case may be, governmental authorities in the PRC could limit the period in which we can operate the panels or billboards through the interpretation of current rules and regulations or the implementation of new rules and regulations.

The Company’s near-term focus is on further developing its Media Network to capitalize on China’s fast growing advertising market, particularly the out-of-home sector. A key objective for the Media Network is to provide medium to mega-sized LED billboards in major, second and third-tier cities in China. The Company plans to expand over time the coverage of LED display panels to other high income, heavy traffic districts in Shanghai as well as to other major population centers in the PRC. We have completed the installation and commenced beta testing of 29 LED outdoor advertising video panels. The Company expects to recognize income from advertising revenue in the second quarter of 2007.

Regulations Affecting our Media Business

We operate our business in China under a legal regime consisting of the State Council, which is the highest authority of the executive branch of the PRC central government, and several ministries and agencies under its authority including the State Administration for Industry and Commerce, or SAIC. The State Council, SAIC and other ministries and agencies have issued regulations that regulate our business, which are discussed below.

Limitations on Foreign Ownership in the Advertising Industry

The principal regulations governing foreign ownership in the advertising industry in China include:

•	The Catalogue for Guiding Foreign Investment in Industry (2004); and
•	The Administrative Regulations on Foreign-invested Advertising Enterprises (2004).

In connection with its entry into the World Trade Organization, China is required to relax restrictions on foreign investment in the advertising industry in China. Accordingly, PRC regulations stipulate that beginning December 10, 2005, foreign investors are allowed to directly own 100% of PRC companies operating an advertising business if the foreign entity has at least three years of direct operations in the advertising business outside of China or to directly own less than 100% if the foreign entity has at least two years of direct operations in the advertising business outside of China. We do not currently directly operate an advertising business outside of China and cannot qualify for direct ownership of a PRC advertising company under PRC regulations any earlier than two or three years, respectively, after we commence any such operations or until we acquire a company, which has directly operated an advertising business for the required period of time. We do not currently know how or when we will be able to qualify under these regulations. Even if we do qualify in the future, it may be burdensome or not cost effective for us to meet the required criteria for direct ownership. If and when we qualify for direct ownership, we intend to explore the commercial feasibility of changing our ownership current structure of Quo Advertising, taking into consideration relevant cost, market, competitive and other factors. In the event we take such steps, we cannot assure you that we will be able to identity or acquire a qualified foreign company for a possible future restructuring or that any restructuring we may undertake to facilitate direct ownership will be successful.

Accordingly, since we have not been involved in the direct operation of an advertising business outside of China, our subsidiaries, including NCN Media, which are considered foreign-invested, are currently ineligible to apply for the required advertising services licenses in China. Our advertising business is currently mainly provided through contractual arrangements with Quo Advertising in China. We operate our outdoor LED networks and advertising services through Quo Advertising. The equity interests of Quo Advertising are currently held in trust for the Company’s benefit by its two former owners, PRC citizens Lina Zhang and Qinxiu Zhang. We have entered into contractual arrangements with Quo Advertising, Lina Zhang and Qinxiu Zhang, pursuant to which we believe, based on the advice of PRC legal counsel who is an employee of the Company, that:

•	we are able to exert effective control over Quo Advertising;
•	substantially all of the economic benefits of Quo Advertising will be transferred to us; and
•	our subsidiary, Crown Winner, which is a wholly foreign entity, has an exclusive option to purchase all or part of the equity interests in Quo Advertising to the extent permitted by PRC laws.

The Company believes, based on the advice of PRC legal counsel who is an employee of the Company, that:

•	the ownership structure of Quo Advertising is in compliance with existing PRC laws and regulations;
•

the contractual arrangements among Crown Winner, Quo Advertising, Lina Zhang and Qinxiu Zhang, in each case governed by PRC law are valid, binding and enforceable, and will not result in any violation of PRC laws or regulations currently in effect; and

•	the PRC business operations of Crown Winner and Quo Advertising, as described in this annual report, are in compliance with existing PRC laws and regulations in all material respects.

We have been further advised, however, that there are substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations. Accordingly, there can be no guarantee that the PRC regulatory authorities, in particular the SAIC which regulates advertising companies, will not in the future take a view that is contrary to the above opinion of our PRC legal counsel. We have been further advised by our

PRC counsel that if the PRC government finds that the agreements that establish the structure for operating our PRC advertising business do not comply with PRC government restrictions on foreign investment in advertising businesses, we could be subject to severe penalties. See “Risks and Uncertainties.”

Regulation of Advertising Services

Business License for Advertising Companies

The principal regulations governing advertising businesses in China include:

•	The Advertising Law (1994);
•	The Advertising Administrative Regulations (1987); and
•	The Implementing Rules for the Advertising Administrative Regulations (2004).

These regulations stipulate that companies that engage in advertising activities must obtain from the SAIC or its local branches a business license which specifically includes operating an advertising business within its business scope. Companies conducting advertising activities without such a license may be subject to penalties, including fines, confiscation of advertising income and orders to cease advertising operations. The business license of an advertising company is valid for the duration of its existence, unless the license is suspended or revoked due to a violation of any relevant law or regulation.

We do not expect to encounter any difficulties in maintaining our business licenses. Quo Advertising holds a business license from the local branches of the SAIC as required by the existing PRC regulations.

Advertising Content

PRC advertising laws and regulations set forth certain content requirements for advertisements in China, which include prohibitions on, among other things, misleading content, superlative wording, socially destabilizing content or content involving obscenities, superstition, violence, discrimination or infringement of the public interest. Advertisements for anesthetic, psychotropic, toxic or radioactive drugs are prohibited. It is prohibited to disseminate tobacco advertisements via broadcast or print media. It is also prohibited to display tobacco advertisements in any waiting lounge, theater, cinema, conference hall, stadium or other public area. There are also specific restrictions and requirements regarding advertisements that relate to matters such as patented products or processes, pharmaceuticals, medical instruments, health products, veterinary pharmaceuticals, agrochemicals, foodstuff, alcohol and cosmetics. In addition, all advertisements relating to pharmaceuticals, medical instruments, health products, agrochemicals and veterinary pharmaceuticals advertised through radio, film, television, newspaper, magazine, out-of-home and other forms of media, together with any other advertisements which are subject to censorship by administrative authorities according to relevant laws and administrative regulations, must be submitted to the relevant administrative authorities for content approval prior to dissemination.

Advertisers, advertising operators and advertising distributors are required by PRC advertising laws and regulations to ensure that the content of the advertisements they prepare or distribute are true and in full compliance with applicable laws. In providing advertising services, advertising operators and advertising distributors must review the prescribed supporting documents provided by advertisers for advertisements and verify that the content of the advertisements comply with applicable PRC laws and regulations. In addition, prior to distributing advertisements for certain commodities, which are subject to government censorship and approval, advertising distributors are obligated to ensure that such censorship has been performed and approval has been obtained. Violation of these regulations may result in penalties, including fines, confiscation of advertising income, orders to cease dissemination of the advertisements and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the SAIC or its local branches may revoke violators’ licenses or permits for advertising business operations. Furthermore, advertisers, advertising operators or advertising distributors may be subject to civil liability if they infringe on the legal rights and interests of third parties in the course of their advertising business.

We will employ qualified advertising inspectors who are trained to review advertising content for compliance with relevant laws and regulations.

Outdoor Advertising

The Advertising Law stipulates that the exhibition and display of outdoor advertisements must not:

•	utilize traffic safety facilities and traffic signs;
•	impede the use of public facilities, traffic safety facilities and traffic signs;
•	obstruct commercial and public activities or create an eyesore in urban areas;
•	be placed in restrictive areas near government offices, cultural landmarks or historical or scenic sites; and
•	be placed in areas prohibited by the local governments from having outdoor advertisements.

In additional to the Advertising Law, the SAIC promulgated the Outdoor Advertising Registration Administrative Regulations on December 8, 1995, as amended on December 3, 1998, and May 22, 2006, which governs the outdoor advertising industry in China.

Outdoor advertisements in China must be registered with the local SAIC before dissemination. The advertising distributors are required to submit a registration application form and other supporting documents for registration. After review and examination, if an application complies with the requirements, the local SAIC will issue an Outdoor Advertising Registration Certificate for such advertisement. The content of the outdoor advertisement must be submitted for filing with the local SAIC. Many municipal cities of China have respectively promulgated their own local regulations on the administration of outdoor advertisements. Those municipal regulations set forth specific requirements on the outdoor advertisements, such as the allowed places of dissemination and size requirements of the outdoor advertisement facilities.

In addition to the regulations on outdoor advertisements, the placement and installation of LED billboards are also subject to municipal zoning requirements and relevant governmental approvals of the city where the LED billboards located. In Shanghai, the placement and installation of LED billboards are required to obtain application for an outdoor advertising registration certificate for each LED billboard subject to a term of use approved by local government agency for each LED billboard. If the existing LED billboards placed by our LED location provider or us are required to be removed, the attractiveness of this portion of our advertising network will be diminished. Moreover, failure by an owner of LED billboards to maintain outdoor advertising registration certificates would result in the inability to lease or market such space for the placement of advertisements.

Competition

We compete with other advertising companies in China including companies that operate out-of-home advertising media networks, such as Focus Media, JCDecaux and Clear Media. We compete for advertising clients primarily based on network size and coverage, location, price, the range of services that we offer and our brand name. We also compete for overall advertising spending with other alternative advertising media companies, such as Internet, street furniture, billboard, frame and public transport advertising companies, and with traditional advertising media, such as newspapers, television, magazines and radio.

In the future, we may also face competition from new entrants into the out-of-home television advertising network sector. In addition, starting December 10, 2005, wholly foreign-owned advertising companies are allowed to be established. China’s ongoing deregulation of the advertising market in China will expose us to greater competition with existing or new advertising companies in China including PRC subsidiaries of large and well-established multinational companies.

HOTEL NETWORK

Before the change of company name and business direction in the latter half of 2006, the Company was predominantly a traditional hotel management company.

Hotels under Management

As of December 31, 2006, the Company managed five 2 – 4 star hotels in the PRC:

Hotel Name	Rating	Number of Rooms
Shiteng Business Hotel, Beijing	3-Star	100
Guangzhou Xingcheng Hotel	2-Star	160
Changsha Orange Inn Hotel	3-Star	150
Sapphire Hotel, Lanzhou	4-Star	143
Tianjin Zhong Tian Landmark Hotel	4-Star	177

To expand, the Company is working at building a nationwide hotel network covering all major cities by:

➢	Hotel leasing
➢	Acquisition of hotel management groups
➢	Distressed hotel conversion
➢	Asset package acquisition

Travel Agency Services

To take advantage of China’s booming travel market, in June 2006, the Company consummated the acquisition of 55% equity interest in Guangdong Tianma International Travel Service Co., Ltd. (“Tianma”), a travel agency headquartered in the Guangdong province of the PRC, through its subsidiary NCN Management Services Limited (“NCN Management Services”). In order to comply with certain PRC laws relating to foreign entities’ ownership of travel agencies in the PRC, the former owner of Tianma, Youwei Zheng, holds 55% of the equity interests in Tianma in trust for the benefit of NCN Management Services. The law of the PRC governs the agreements by which the Company acquired Tianma and by which the former owner of Tianma holds such equity interest in trust. See “Regulations Affecting Our Hotel Business” and “Risks and Uncertainties.”

Tianma is an authorized inbound and outbound travel operator, and earns its revenues through the provision of travel agency services to customers for both inbound and outbound travel. With the exponential growth in outbound travelers, the Company aims at building a nationwide travel network via alliance with overseas travel agents for both the inbound and outbound markets. As inbound tour operator, the travel network could provide a steady and reliable customer source for the Company’s Hotel Network.

Tianma offers independent leisure travelers bundled packaged-tour products, which include both air-ticketing and hotel reservations. Tianma’s packaged-tour products cover a variety of domestic and international destinations. Revenues generated by Tianma for the fiscal year 2006 accounted for 95% of the Company’s total revenues.

Tianma organizes inbound and outbound (i.e., to and from China) tour and travel packages, which can incorporate, among other things, air and land transportation, hotels, restaurants and tickets to tourist destinations and other excursions. Tianma books all elements of such packages with third party service providers, such as airlines, rental car companies and hotels, or through other tour package providers and then resells such packages to its clients. A typical sale of tour services is as follows:

1.

Tianma, in consultation with sub-agents, organizes a tour or travel package, including making reservations for blocks of tickets, rooms, etc. with third party service providers. Tianma may be required to make deposits, pay all or part of the ultimate fees charged by such service providers or make legally binding commitments to pay such fees at this time. For air-tickets, Tianma normally books a block of air-tickets with airlines in advance and pays full amount to reserve seats before any tours are formed. The air tickets are usually valid for a certain period of time. If the pre-packaged tours do not materialize and are eventually not formed, Tianma will have to sell the air-tickets to other travel agents or customers. For hotels, meals and transport, Tianma usually pays 50-60% deposit upfront. After completion of tours, the remaining balance will be settled.

2.	Tianma, through its sub-agents, advertises tour and travel packages at the price set by Tianma and sub-agents.
3.	Customers approach Tianma or its appointed sub-agents to book an advertised packaged tour.
4.	The customers pay a deposit to Tianma directly or through its appointed sub-agents.
5.

When the minimum required number of customers (which number is different for each tour based on the elements of the tour and the costs of the tour) for a particular tour is reached, Tianma will contact the customers for tour confirmation and request for full payment. All payments received by the appointed sub-agents are paid to Tianma prior to the commencement of the tours.

6.	Tianma will then make or finalize corresponding bookings with outside service providers such as airlines, bus operators, hotels, restaurants, etc. and pay any unpaid fees to such providers.

Tianma is the principal in such transactions and is the primary obligor to the third party providers, regardless of whether it has received full payment from its customers. In addition, Tianma is also liable to the customers for any claims relating to the tours, such as accidents or tour services. Tianma has adequate insurance coverage for accidental loss arising during the tours. The company utilizes a network of sub-agents who operate strictly in Tianma’s name and can only advertise and promote the business of Tianma with the prior approval of Tianma.

Regulations Affecting our Hotel Business

PRC Government Regulations

Current PRC laws and regulations impose substantial restrictions on foreign ownership of travel agency and the air ticketing businesses in China.

Restrictions on Foreign Ownership

Travel Agency. The principal regulation governing foreign ownership of travel agencies in China is the Establishment of Foreign-controlled and Wholly Foreign-owned Travel Agencies Tentative Provisions

(2003), as amended in February 2005. Currently, qualified foreign investors are permitted to establish or own a travel agency upon the approval of the PRC government, subject to considerable restrictions as to its scope of business. For instance, foreign travel agencies cannot arrange for the travel of persons from mainland China to Hong Kong, Macau, Taiwan or any other country. In addition, foreign travel agencies cannot establish branches.

Air ticketing. Currently, China’s laws and regulations are not very clear on the foreign investment in air-ticketing industry. According to the Rules on Cognizance of Qualification for Civil Aviation Transporting Marketing Agencies (2006) and relevant foreign investment regulations regarding civil aviation business, a foreign investor cannot own 100% of an air ticketing agency in China. The foreign investors' equity holding ratios are subject to the approval of relevant government authorities. In addition, foreign-invested air-ticketing agencies are not permitted to sell passenger tickets for domestic flights in China.

Internet Content Provision. According to the Internet News Information Services Administrative Measures (2001), foreign investors are not allowed to invest in internet political news information services.

Online Commerce. There is no law in China regulates the foreign investment in online commerce. However, according to the Administrative Measures on Foreign Investment in Commercial Businesses, foreign investment in traditional commercial businesses, such as retail business, wholesale business, import and export businesses, should obtain the approval from the Ministry of Commerce. The above administrative measures also set forth many specific requirements on foreign-invested commercial businesses, such as the minimum registered capital, size limit of a shopping mall and the number of shops can be established by one foreign investor. It is not clear to us that whether the above administrative measures shall be applicable to foreign investment in online commerce. As we understand that any foreign investment in China should be subject to the approval of the Ministry of Commerce and approvals of other authorities (if applicable). Due to the absence of clear law and regulations on foreign investment in online commerce, we do not know whether a foreign investment in online commerce will be approved by the authority and what will be the relevant procedures and requirements.

As a result of the rules and regulations described above, we conduct our travel businesses in China through Tianma and Youwei Zheng, who holds the equity interests of Tianma in trust for the Company, as well as certain independent air-ticketing agencies and travel agencies. We have entered into contractual arrangements with Tianma and Youwei Zheng pursuant to which we believe, based on the advice of PRC legal counsel who is an employee of the Company, that:

•	we are able to exert effective control over Tianma;
•	substantially all of the economic benefits of Tianma will be transferred to us; and
•	our subsidiary, NCN Management Services, which is a wholly-foreign entity, has an exclusive option to purchase all or part of the equity interests in Tianma to the extent permitted by PRC law.

The Company further believes, based on the advice of PRC legal counsel who is an employee of the Company, that:

•	the ownership structure of Tianma is in compliance with existing PRC laws and regulations;
•

the contractual arrangements among NCN Management Services, Tianma and Youwei Zheng are valid, binding and enforceable, and will not result in any violation of PRC laws or regulations currently in effect; and

•	the PRC business operations of NCN Management Services and Tianma, as described in this annual report, are in compliance with existing PRC laws and regulations in all material respects.

We have been further advised, however, that there are substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations. Accordingly, there can be no assurance that the PRC regulatory authorities will not in the future take a view that is contrary to the above opinion of our PRC legal counsel. We have been further advised by our PRC counsel that if the PRC government finds that the agreements that establish the structure for operating our PRC travel business do not comply with PRC government restrictions on foreign investment in travel business, we could be subject to severe penalties. See “Risks and Uncertainties.”

General Regulation of Travel and Hotel Businesses

Travel Agency. The travel industry is subject to the supervision of the China National Tourism Administration and local tourism administrations. The principal regulations governing travel agencies in China include:

•	Administration of Travel Agencies Regulations (1996), as amended on December 11, 2001; and
•	Administration of Travel Agencies Regulations Implementing Rules (2001).

Under these regulations, a travel agency must obtain a license from the China National Tourism Administration to conduct cross-border travel business, and a license from the provincial-level tourism administration to conduct domestic travel agency business.

Air-ticketing. The air-ticketing business is subject to the supervision of China National Aviation Transportation Association, or CNATA, and its regional branches. Prior to March 31, 2006, the principal regulation governing air-ticketing in China is the Administration on Civil Aviation Transporting Marketing Agency Business Regulations (1993). Currently the principal regulation governing air-ticketing in China is the Rules on Cognizance of Qualification for Civil Aviation Transporting Marketing Agencies (2006) which has taken effect since March 31, 2006.

Under these regulations, prior to May 19, 2005, an air-ticketing agency must obtain a permit from CAAC or its regional branch in every city in which the agency propose to conduct its air-ticketing business. On and after May 19, 2005, any entity that wishes to conduct the air-ticketing business in China must apply for an air-ticketing permit from CNATA. The regulations provide for a transitional grace period for air-ticketing agencies that have obtained a valid license from CAAC or its regional branch prior to the promulgation of the new rules. These agencies are permitted to use their original licenses until such licenses expire.

Internet Content Provision Service and Online Commerce. Our provision of travel-related content on our websites is subject to PRC laws and regulations relating to the telecommunications industry and Internet, and regulated by various government authorities, including the Ministry of Information Industry and the State General Administration of Industry and Commerce. The principal regulations governing the telecommunications industry and Internet include:

•	Telecommunications Regulations (2000);
•	The Administrative Measures for Telecommunications Business Operating Licenses (2001); and
•	The Internet Information Services Administrative Measures (2000).

Under these regulations, Internet content provision services are classified as value-added telecommunications businesses, and a commercial operator of such services must obtain an Internet content provision license from the appropriate telecommunications authorities to conduct any commercial Internet content provision operations in China.

With respect to online commerce, there are no specific PRC laws at the national level directly governing online commerce or defining online commerce activities, and no government authority has been designated to directly regulate online commerce. There are existing regulations governing retail business that require companies to obtain licenses to engage in the business. However, it is unclear whether these existing regulations will be applied to online commerce.

Competition

Our Hotel Network mainly competes with other hotel chain companies such as Home Inns in terms of geographical coverage of hotel network, number of hotels and hotel rooms. As the travel business in China continues to grow, we expect increased competition from new players in the hotel chain market in China. As regards our travel agency business, with more and more travel agencies getting the International Travel Agency Business License from the China National Tourism Administration, competition is also getting intense. There are now more than 180 such travel agencies in the Guangdong province and more than 1,500 nationwide. All these travel agencies, particularly those operating in Guangdong, compete directly with Tianma.

E - NETWORK

We aim to become a top Chinese web-based business network. The Company plans to establish a fully integrated and comprehensive business-to-business (B2B) and business-to-consumer (B2C) travel network by providing a broad range of consumer services underpinned by our Hotel and Media Networks.

Chinese Internet Industry

At the 2005 Asian Ventures Conference, the Managing Director of Morgan Stanley said that as of December 2005, China, with 100 million users, was the second largest Internet market in the world, and could become the number one market within the next five years. She also pointed out that the Chinese Internet Industry had already exceeded world-class levels on short messages services (“SMS”), online advertisements, bloggers and online games. According to the Managing Director, the new focus of the Internet would be service-related industries.

In January 2007, Morgan Stanley Research predicted that as Internet users approach 10% of China’s population, the Internet is becoming a “mainstream” medium.

e-Shop

The Company plans to develop a comprehensive and fully integrated Internet travel services platform, focusing on providing a broad range of consumer services including:

➢	Accommodation booking and sales
➢	Travel agency services for air ticket sales, tour packages
➢	e-Ticketing for concerts, sports events, exhibitions, etc.
➢	sales and delivery of gifts and souvenirs

e-Payment

The Company plans to equip its integrated platform with e-payment functions directly linked to payment-clearing systems of national banks, financial institutions and mobile phone operators.

Competition

In the e-Network market, we compete primarily with CTrip and eLong in the hotel room sales and e-ticketing market. As the Internet gains popularity in China, we expect further increasing competition from new participants in these markets.

Regulations Affecting our e-Network Business

PRC Government Regulations

Internet Content Provision. The principal regulations governing foreign ownership of the Internet content provision business in China include:

•	Administrative Rules for Foreign Investments in Telecommunications Enterprises (2001); and
•	Foreign Investment Industrial Guidance Catalogue (2004).
•	The Internet News Information Services Administrative Measures (2001), as amended in 2005.

Under these regulations, a foreign entity is prohibited from owning more than 50% of a PRC entity that provides value-added telecommunications services, which includes Internet content provision services. Foreign investors are not allowed to invest in internet political news information services.

Online Advertising. The principal regulations governing foreign ownership of advertising agencies in China are the Foreign Investment Industrial Guidance Catalogue (2004) and the Administrative Regulations Concerning Foreign Invested Advertising Enterprises (2004). Under these regulations, prior to December 10, 2005, foreign investors (other than those qualified Hong Kong or Macau service providers which were permitted to own up to 100% of an advertising agency in China) were only allowed to own up to 70% of an advertising agency in China. Beginning on December 10, 2005, foreign investors are allowed to own 100% of an advertising agency in China subject to certain qualification requirements. However, for those advertising agencies that provide online advertising service, foreign ownership restrictions on the Internet content provision business are still applicable.

Regulations Affecting All of Our Businesses

Regulation of Foreign Currency Exchange and Dividend Distribution

Foreign Currency Exchange. The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended. Under the Rules, RMB is freely convertible for trade and service-related foreign exchange transactions, but not for direct investment, loan or investment in securities outside China unless the prior approval of the State Administration for Foreign Exchange of the PRC is obtained.

Pursuant to the Foreign Currency Administration Rules, foreign investment enterprises in China may purchase foreign currency without the approval of the State Administration for Foreign Exchange of the PRC for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also retain foreign exchange (subject to a cap approved by the State Administration for Foreign Exchange of the People’s Republic of China) to satisfy foreign exchange liabilities or to pay dividends. In addition, if a foreign company acquires a company in China, the acquired company will also become a foreign investment enterprise. However, the relevant PRC government authorities may limit or eliminate the ability of foreign investment enterprises to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loan and investment in securities outside China are still subject to limitations and require approvals from the State Administration for Foreign Exchange of the People’s Republic of China.

Dividend Distribution. The principal regulations governing distribution of dividends of wholly foreign-owned companies include:

•	The Foreign Investment Enterprise Law (1986), as amended; and

•	Administrative Rules under the Foreign Investment Enterprise Law (2001).

Under these regulations, foreign investment enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, wholly foreign-owned enterprises in China are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds, unless such reserve funds have reached 50% of their respective registered capital. These reserves are not distributable as cash dividends.

Environmental Regulations

The Company’s operations are subject to various environmental regulations. Management believes that we have obtained all required material governmental approvals and permits necessary to operate our business. The costs of compliance with said regulations have not been material in the past and are not anticipated to be material in the future.

ABANDONMENT OF SOME OPERATIONS

Tianjin Teda Yide Industrial Company Limited

In January 2002, the Company acquired a 35% equity interest in a real estate joint venture named Tianjin Teda Yide Industrial Company Limited (“Yide”, formerly Tianjin Yide Real Estate Company Limited), a PRC corporation, for $3,610,460. Yide is involved in the development of a mixed-use complex with residential units for resale, clubhouse, a 115-room hotel, three restaurants and conference facilities. On April 29, 2006, the Company completed the sale of all of its ownership interest in Yide pursuant to an Agreement for the Purchase and Sale of Stock (the “Agreement”) with Far Coast Asia Limited (“Far Coast”). A copy of the Agreement for the Purchase and Sale of Stock was filed as Exhibit 99 to the Company’s Form 8-K filed with the Commission on January 5, 2006. The completion of the sale was disclosed in the Company’s Form 8-K filed with the U. S. Securities and Exchange Commission on May 4, 2006. On completion of the sale, the Company recorded a gain on disposal of affiliate $579,870.

Teda (Beijing) Hotels Management Limited

The Company holds 100% of the equity interests of Teda (Beijing) Hotels Management Limited (“Teda BJ”) and, accordingly, Teda BJ has been accounted for as a wholly-owned subsidiary. In May 2006, however, Zhiying Chang resigned as a director of the Company. During October 2006, the Company determined that the operations of Teda BJ were impaired due to the limited control the Company had in the current operations upon the resignation of Zhiying Chang. Management has determined that the costs associated with this subsidiary are in excess of any future profitable operations and has classified the assets, liabilities and operations as discontinued. Subsequently after year end, the legal representative of Teda BJ submitted application to PRC authority to wind up the company. The Board of Directors of the Company has subsequently ratified the actions taken by the officers of the Management in this regard.

EMPLOYEES

As of December 31, 2006, the Company and its subsidiaries employed 40 full-time employees. Relationships with our employees are good.

RISKS AND UNCERTAINTIES

We are subject to various risks that could have a negative effect on the Company and its financial condition. You should understand that these risks could cause results to differ materially from those expressed in forward looking statements contained in this report and in other Company communications. Because there is no way to determine in advance whether, or to what extent, any present uncertainty will ultimately influence our business, you should give equal weight to each of the following:

RISKS RELATED TO OPERATING A BUSINESS IN CHINA

All of our assets and revenues are derived from our operations located in China. Accordingly, our business, financial condition, results of operations and prospects are subject, to a significant extent, to economic, political and legal developments in China.

The PRC’s economic, political and social conditions, as well as governmental policies, could affect the financial markets in China and our liquidity and access to capital and our ability to operate our business.

The PRC economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth over the past several years, growth has been irregular, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on the Company. The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although the PRC government has implemented measures since the late 1970’s emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China are still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Since late 2003, the PRC government implemented a number of measures, such as raising bank reserves against deposit rates to place additional limitations on the ability of commercial banks to make loans and raise interest rates, in order to slow down specific segments of China’s economy, which is believed to be overheating. These actions, as well as future actions and policies of the PRC government, could materially affect our liquidity and the ability to access to capital and operate our business.

Our operations in China may be adversely affected by changes in the policies of the Chinese government.

The political environment in the PRC may adversely affect the Company’s business operations. The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China. In recent years, however, the government has introduced reforms aimed at creating a “socialist market economy” and policies have been implemented to allow business enterprises greater autonomy in their operations. Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reforms program, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. Since most of our operating assets and revenues are derived from our operations located in China, our business and financial condition, results of operations and prospects are closely subject to economic, political and legal developments in China. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

The Chinese government exerts substantial influence over the manner in which the Company must conduct its business activities.

Only recently has the PRC government permitted greater provincial and local economic autonomy and private economic activities. The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Accordingly, any decision not to continue to support recent economic reforms and to return to a more centrally planned economy, regional or local variations in the implementation of economic policies could have a significant effect on economic conditions in the PRC or particular regions. As a result, it could require the Company to divest the interests it then holds in Chinese properties or joint ventures. Any such developments could have a material affect on the business, operations, financial condition and prospects of the Company.

Future inflation in China may inhibit economic activity and affect the Company’s operations.

Recently, the Chinese economy has experienced periods of rapid expansion. During this period, there have been high rates of inflation and deflation. As a result, the PRC government adopted various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has moderated since 1995, high inflation may cause the PRC government to impose controls on credit and/or prices, which could inhibit economic activity in China, and thereby affecting the Company’s business operations and prospects in the PRC.

We may be restricted from exchanging renminbi (RMB) to other currencies in a timely manner.

At the present time, renminbi (RMB) is not an exchangeable currency. The Company receives nearly all of its revenue in RMB, which may need to be exchanged to other currencies, primarily U.S. dollars (USD), and remitted outside of the PRC. Effective July 1, 1996, foreign currency “current account” transactions by foreign investment enterprises, including Sino-foreign joint ventures, are no longer subject to the approval of State Administration of Foreign Exchange (“SAFE,” formerly, “State Administration of Exchange Control”), but need only a ministerial review, according to the Administration of the Settlement, Sale and Payment of Foreign Exchange Provisions promulgated in 1996 (the “FX regulations”). “Current account” items include international commercial transactions, which occur on a regular basis, such as those relating to trade and provision of services. Distributions to joint venture parties also are considered a “current account transaction”. Other non-current account items, known as “capital account” items, remain subject to SAFE approval. Under current regulations, the Company can obtain foreign currency in exchange for RMB from swap centers authorized by the government. The Company does not anticipate problems in obtaining foreign currency to satisfy its requirements; however, there is no assurance that foreign currency shortages or changes in currency exchange laws and regulations by the Chinese government will not restrict the Company from exchanging RMB in a timely manner. If such shortages or changes in laws and regulations occur, the Company may accept RMB, which can be held or reinvested in other projects.

We may suffer from exchange rate risks that could result in foreign currency exchange loss.

Because our business transactions are denominated in RMB and our funding will be denominated in USD, fluctuations in exchange rates between USD and RMB will affect our balance sheet and financial results. Since July 2005, RMB is no longer solely pegged with USD but is pegged against a basket of currencies as a whole in order to keep a more stable exchange rate for international trading. With the very strong economic growth in China in the last few years, RMB is facing a very high pressure to appreciate against USD. Such pressure would result more fluctuations in exchange rates and in turn our business would suffer from higher exchange rate risk.

There are very limited hedging tools available in China to hedge our exposure in exchange rate fluctuations. They are also ineffective in the sense that these hedges cannot be performed in the PRC financial market, and more important, the frequent changes in PRC exchange control regulations would limit our hedging ability for RMB.

Risks from the outbreak of severe acute respiratory syndrome (SARS) and avian flu in various parts of mainland China, Hong Kong and elsewhere.

Since early 2003, mainland China, Hong Kong and certain other countries, largely in Asia, have been experiencing an outbreak of a new and highly contagious form of atypical pneumonia, now known as severe acute respiratory syndrome, or SARS. This outbreak has resulted in significant disruption to the lifestyles of the business and economic activity in the effected areas. Areas in Mainland China that have been affected include areas where the Company has business and management operations. Although the outbreak is now generally under control in China, the Company cannot predict at this time whether the situation may again deteriorate or the extent of its effect on the Company’s business and operations. Moreover, there are many Asia countries including China that report incidents of avian flu. Although this virus is spread through poultry populations, it is reported in many incidents that the virus can cause an infection to humans and is often fatal. Any outbreak of SARS or avian flu may result the closure of our offices or other businesses where we provide our advertising and hotel services. The occurrences of such diseases would also affect our out-of-home advertising network to advertisers. The advertisers may stop purchasing the advertising time and severely interrupt our business and operations.

The Company cannot assure that this outbreak, particularly if the situation worsens, will not significantly reduce the Company’s revenues, disrupt the Company’s staffing or otherwise generally disrupt the Company’s operations. As a result, higher operating expenses may severely restrict the level of economic activity, or otherwise effect products, services and usage levels of the Company’s services in effected areas. This may result in a material effect on the Company’s business and prospects.

Because our assets are located overseas, stockholders may not receive distributions that they would otherwise be entitled to if we were declared bankruptcy or insolvency.

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

If any of our PRC affiliates becomes the subject of a bankruptcy or liquidation proceeding, we may lose the ability to use and enjoy those assets, which could materially affect our business, ability to generate revenue and the market price of our common stock.

To comply with PRC laws and regulations relating to foreign ownership restrictions in the advertising and travel businesses, we currently conduct our operations in China through contractual arrangements with shareholders of Tianma and Quo Advertising. As part of these arrangements, these persons hold some of the assets that are important to the operation of our business. If any of these entities files for bankruptcy and all or part of their assets become subject to liens or rights of third-party creditors, we may be unable to continue some or all of our business activities, which could affect our business, financial condition and results of operations.

Our acquisitions of Tianma and Quo Advertising (after our fiscal year) were structured to attempt to fully comply with PRC rules and regulations. However, such arrangements may be adjudicated by relevant PRC government agencies as not being in compliance with PRC governmental regulations on foreign investment in traveling and advertising industries and such structures may limit our control with respect to such entities.

Since 2001, the PRC Government only allows foreign investors to run traveling business in China if the foreign investors have at least three years of traveling operations record outside China with annual revenue of 40 million USD. The minimum capital investment is 4 million RMB and the foreign investors must be members of the China Tourism Association. Moreover, the foreign investors are restricted from running outbound travel services. In order to penetrate into this market, we acquired a majority interest of Tianma, a travel agency headquartered in the Guangdong province of the PRC in June 2006 through certain contractual arrangements. With the grant of the International Travel Agency Business License by China National Tourism Administration, Tianma is allowed to operate outbound travel services. Through our contractual arrangements, Tianma is currently owned by one PRC citizen designated by us and this subsidiary to directly operate our traveling agent business.

Since 2005, the Chinese government allows foreign investors to directly own 100% of an advertising business if the foreign investor has at least three years of direct operations in the advertising business outside of China or to own less than 100% if the foreign investor has at least two years of direct operations in the advertising industry outside of China. As we do not currently directly operate an advertising business outside of China, we are not entitled to own directly 100% of an advertising business in China. Our advertising business subsequent to our fiscal year is currently provided through our contractual arrangements with our PRC operating subsidiary Quo Advertising. Quo Advertising is currently owned by two PRC citizens designated by us and directly operates our advertising network projects.

We have been and will continue to be dependent on these PRC operating subsidiaries to operate our traveling agent and advertising business for the near future. If our existing PRC operating subsidiaries are found to be in violation of any PRC laws or regulations and fail to obtain any of the required permits or approvals under any relevant PRC regulations, we could be penalized. It would have an effect on our ability to conduct business in these aspects.

The PRC government regulates the air ticketing, travel agency, advertising and Internet industries. If we fail to obtain or maintain all pertinent permits and approvals or if the PRC government imposes more restrictions on these industries, our business may be affected.

The PRC government regulates the air ticketing, travel agency, advertising and Internet industries. We are required to obtain applicable permits or approvals from different regulatory authorities to conduct our business, including separate licenses for Internet content provision, air-ticketing, advertising and travel agency activities. If we fail to obtain or maintain any of the required permits or approvals, we may be subject to various penalties, such as fines or suspension of operations in these regulated businesses, which could severely disrupt our business operations. As a result, our financial condition and results of operations may be affected.

In particular, the Civil Aviation Administration of China, or CAAC, regulates pricing of air tickets as well as commissions payable to air-ticketing agencies. If restrictive policies are adopted by CAAC or any of its regional branches, our air ticketing revenues may also be affected.

We have attempted to comply with the PRC government regulations regarding licensing requirements by entering into a series of agreements with our affiliated Chinese entities. If the PRC laws and regulations change, our business in China may be affected.

To comply with the PRC government regulations regarding licensing requirements, we have entered into a series of agreements with our affiliated Chinese entities to exert operational control and secure consulting fees and other payments from them. We have been advised by our PRC counsel that our arrangements with our affiliated Chinese entities are valid under current PRC laws and regulations. However, we cannot assure you that we will not be required to restructure our organization structure and operations in China to comply with changing and new PRC laws and regulations. Restructuring of our operations may result in disruption of our business, diversion of management attention and the incurrence of substantial costs.

The PRC legal system embodies uncertainties, which could limit law enforcement availability.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedence. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past 27 years has significantly enhanced the protections afforded to various forms of foreign investment in China. Each of our PRC operating subsidiaries and affiliates is subject to PRC laws and regulations. However, these laws and regulations change frequently and the interpretation and enforcement involve uncertainties. For instance, we may have to resort to administrative and court proceedings to enforce the legal protection that we are entitled to by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting statutory and contractual terms, it may be difficult to evaluate the outcome of administrative court proceedings and the level of law enforcement that we would receive in more developed legal systems. Such uncertainties, including the inability to enforce our contracts, could affect our business and operation. In addition, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the industries in which we operate, including the promulgation of new laws. This may include changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the availability of law enforcement, including our ability to enforce our agreements with Tianma & Quo Advertising, and other foreign investors.

Recent PRC regulations relating to offshore investment activities by PRC residents may increase our administrative burden and restrict our overseas and cross-border investment activities. If our shareholders who are PRC residents fail to make any required applications and filings under such regulations, we may be unable to distribute profits and may become subject to liability under PRC laws.

The PRC National Development and Reform Commission, NDRC, and SAFE recently promulgated regulations that require PRC residents and PRC corporate entities to register with and obtain approvals from relevant PRC government authorities in connection with their direct or indirect offshore investment activities. These regulations apply to our shareholders who are PRC residents and may apply to any offshore acquisitions that we make in the future.

Under the SAFE regulations, PRC residents who make, or have previously made, direct or indirect investments in offshore companies will be required to register those investments. In addition, any PRC resident who is a direct or indirect shareholder of an offshore company is required to file with the local branch of SAFE any material change involving capital variation. This would include an increase or decrease in capital, transfer or swap of shares, merger, division, long-term equity or debt investment or creation of any security interest over the assets located in China. If any PRC shareholder fails to make the required SAFE registration, the PRC subsidiaries of that offshore parent company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation, to their offshore parent company. The offshore parent company may be prohibited from injecting additional capital into their PRC subsidiaries. Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

We cannot guarantee that all of our shareholders who are PRC residents will comply with our request to obtain any registrations or approvals required under these regulations or other related legislation. Furthermore, as the regulations are relatively new, the PRC government has yet to publish implementing rules, and much uncertainty remains concerning the reconciliation of the new regulations with other approval requirements. It is unclear how the regulations concerning offshore or cross-border transactions will be implemented by the relevant government authorities. The failure or inability of our PRC resident shareholders to comply with these regulations may subject us to fines and legal sanctions, restrict our overseas or cross-border investment activities, limit our ability to inject additional capital into our PRC subsidiaries, and the ability of our PRC subsidiaries to make distributions or pay dividends, or affect our ownership structure. If any of the foregoing events occur, our acquisition strategy, business operations and ability to distribute profits to you could be affected.

The PRC tax authorities may require us to pay additional taxes in connection with our acquisitions of offshore entities that conducted their PRC operations through their affiliates in China.

Our operations and transactions are subject to review by the PRC tax authorities pursuant to relevant PRC laws and regulations. However, these laws, regulations and legal requirements change frequently, and their interpretation and enforcement involve uncertainties. For instance, in the case of some of our acquisitions of offshore entities that conducted their PRC operations through their affiliates in China, we cannot assure you that the PRC tax authorities will not require us to pay additional taxes in relation to such acquisitions, in particular where the PRC tax authorities take the view that the previous taxable income of the PRC affiliates of the acquired offshore entities needs to be adjusted and additional taxes be paid. In the event that the sellers failed to pay any taxes required under PRC laws in connection with these transactions, the PRC tax authorities might require us to pay the tax together with late-payment interest and penalties.

We rely on our affiliated Chinese personnel to conduct travel agency and advertising businesses. If our contractual arrangements with our affiliated Chinese personnel are violated, our related businesses will be damaged.

As mentioned earlier, we depend on contractual arrangements to run our advertising and traveling businesses in China. These contractual arrangements are governed by PRC laws and provide for the resolution of disputes through arbitration or litigation in the PRC. Upon arbitration or litigation, these contracts would be interpreted in accordance with PRC laws and any disputes would be resolved in accordance with PRC legal procedures. The uncertainties in the PRC legal system could disable us to enforce these contractual arrangements. Should such a situation occur, we may be unable to enforce these contractual arrangements and unable to enforce our control over our operating subsidiaries to conduct our business.

We have limited business insurance coverage in China.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products. As a result, we have limited business liability or disruption insurance coverage for our operations in China. Any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources and have an effect on our business and operating results.

RISK RELATED TO OUR MEDIA BUSINESS

In early 2007, we have entered into a contract to acquire Quo Advertising to expand our business operations in the media business. Since the acquisition, we have successfully entered into several material business agreements in Shanghai, Nanjing and Wuhan to manage and operate LED outdoor advertising video panels and mega-sized digital video billboards through Quo Advertising. We anticipate entering into agreements in other major cities to strengthen our position in the out-of-home media business in China. In addition to the risks described above in “Risks Related to Operating a Business in China,” we are subject to additional risks related to our media business.

The media and advertising industries are highly competitive and we will compete with companies that are larger and better capitalized.

We have to compete with other advertising companies in the out-of-home advertising market. We compete for advertising clients primarily in terms of network size and coverage, locations of our LED panels and billboards, pricing, and the range of services that we can offer. We also face competition from advertisers in other forms of media such as out-of-home television advertising network in commercial buildings, hotels, restaurants, supermarkets and convenience chain stores. We expect that the competition will be more severe in the near future. The relatively low fixed costs and the practice of non-exclusive arrangement with advertising clients would provide a very low barrier for new entrants in this market segment. Moreover, international advertising media companies are allowed to operate in China since 2005, exposing us to even greater competition.

As a consequence of this, our operating margins and profitability may be reduced, and may result in a loss of market share. Since we are a new entrant to this market segment, we have less competitive advantages than the existing competitors in terms of experience, expertise, and marketing force. The Company is managing these problems through the acquisition of well-established advertising company like Quo Advertising. We can provide no guarantee that we will be able to compete against new or existing competitors to generate profit.

If we cannot enter into further agreements for roadside LED video panels and mega-sized digital video billboards in other major cities in China, we may be unable to grow our revenue base to generate higher levels of revenue.

We are continuing our geographic expansion in media network by entering into business cooperation agreements with local advertising companies to operate and manage our roadside LED video panels and mega-sized digital video billboards in China. We have concluded four agreements and currently searching for more opportunities. However, if we are unable to enter into any new agreements, or costs are high, we may be unable to convince our advertisers to purchase more advertising time for higher levels of revenue.

If we are unable to attract advertisers to advertise on our networks, we will be unable to grow our revenue base to generate revenues.

We charge our advertisers based on the time that is used on our roadside LED video panels and mega-sized digital video billboards. The desire of advertisers to advertise on our out-of-home media networks depends on the coverage of the networks, the desirability of the locations of the LED’s and billboards, our brand name and charging rate. If we are unable to provide the advertising services to suit the needs of our advertisers, we may be unable to attract them to purchase our advertising time.

If the public does not accept our out-of-home advertising media, we will be unable to generate revenue.

The out-of-home advertising network that we are developing is a rather new concept in China. It is too early to conclude whether the public accept this advertising means or not. In case the public finds any element like audio or video features in our media network to be disruptive or intrusive, advertisers may withdraw their requests for time from us to advertise on other networks. On the contrary, if the viewing public is receptive toward our advertising network, our advertisers will continue to purchase the time from us. As such, we face uncertainties whether we may be able to generate revenue in our media network business.

We may be subject to government regulations in installing our out-of-home roadside LED video panels and mega-sized digital video billboards advertising network.

The placement and installation of LED panels and billboards are subject to municipal zoning requirements and governmental approvals. It is necessary to obtain approvals for construction permits from the relevant supervisory departments of the PRC government for each installation of roadside LED video panel and mega-sized digital video billboard. However, we cannot provide any guarantee that we can obtain all the relevant government approvals for all of our installations in the PRC. If such approvals are not granted, we will be unable to install LEDs or billboards on schedule, or may incur more installation costs.

If we are unable to adapt to changing advertising trends and the technology needs of advertisers and consumers, we will not be able to compete effectively and we will be unable to increase or maintain our revenues, which may affect our business prospects and revenues.

The market for out-of-home advertising requires us to research new advertising trends and the technology needs of advertisers and consumers, which may require us to develop new features and enhancements for our advertising network. The majority of our displays use medium-sized roadside LED video panels. We also use mega-sized LED digital video billboards. We are currently researching ways that we may be able to utilize other technology such as cable or broadband networking, advanced audio technologies and high-definition panel technology. Development and acquisition costs may incur in order to keep pace with new technology needs but we may not have the financial resources necessary to fund and implement future technological innovations or to replace obsolete technology. Furthermore, we may fail to respond to these changing technology needs. For instance, if the use of wireless or broadband networking capabilities on our advertising n etwork becomes a commercially viable alternative and meets all applicable PRC legal and regulatory requirements, and we fail to implement such changes on our out-of-home network and in-store network or fail to do so in a timely manner, our competitors or future entrants into the market who do take advantage of such initiatives could gain a competitive advantage over us. If we cannot succeed in developing and introducing new features on a timely and cost-effective basis, advertiser demand for our advertising networks may decrease and we may not be able to compete effectively or attract advertising clients, which would have an effect on our business prospects and revenues.

We face significant competition, and if we do not compete successfully against new and existing competitors, we may lose our market share, and our profitability may be adversely affected.

We compete with other advertising companies in China. We compete for advertising clients primarily based on network size and coverage, location, price, the range of services that we offer and our brand name. We also face competition from other out-of-home television advertising networks for access to the most desirable locations in cities in China. Individual buildings, hotels, restaurants and other commercial locations may decide to independently use third-party technology providers to install and operate their own flat-panel television advertising screens. We also compete for overall advertising spending with other alternative advertising media companies, such as Internet, street furniture, billboard, frame and public transport advertising companies, along with traditional advertising media, such as newspapers, television, magazines and radio.

In the future, we may also face competition from new entrants into the out-of-home television advertising sector. Our sector is characterized by low fixed costs and, as is customary in the advertising industry, we do not have exclusive arrangements with our advertising clients. These two factors present potential entrants to our sector of the advertising industry with low entry barriers. As of December 10, 2005, wholly foreign-owned advertising companies are allowed to operate in China, which may expose us to increased competition from international advertising media companies attracted to opportunities in China.

Increased competition could reduce our operating margins, profitability and result in a loss of market share. Some of our existing and potential competitors may have competitive advantages, such as greater financial marketing and exclusive arrangements with desirable locations. Others may successfully mimic and adopt our business model. Moreover, increased competition will provide advertisers with a wider range of media and advertising service alternatives, which could lead to lower prices and decreased revenues, gross margins and profits. We cannot guarantee that we will be able to compete against new or existing competitors.

RISKS RELATED TO OUR HOTEL BUSINESS

In addition to the risks described above in “Risks Related to Operating a Business in China,” we are subject to additional risks related to our hotel business.

The travel industry is highly competitive, which may influence our ability to compete with other hotel and timeshare properties for customers.

We operate in markets that contain numerous competitors. Our hotel management companies compete with major hotel chains and independent operators in regional markets. Our ability to remain competitive, attract and retain business and leisure travelers depends on our success in distinguishing the quality, value and efficiency of our services from those offered by others. If we are unable to compete in these areas, this could limit our operating margins, diminish our market share and reduce our earnings.

We are subject to the range of operating risks common to the hotel and travel-related industry.

The profitability of the hotel and travel-related industry that we operate in may be affected by a number of factors, including:

(1)	the availability of and demand for hotel rooms and apartments;
(2)	International and regional economic conditions;
(3)	the desirability of particular locations and changes in travel patterns of domestic and foreign travelers;
(4)	taxes and government regulations that influence or determine wages, prices, interest rates, and other costs;
(5)	the availability of capital to allow us and potential hotel owners and joint venture partners to fund investments;
(6)	increases in wages and labor costs, energy, mortgage interest rates, insurance, transportation and fuel, and other expenses.

Any one or more of these factors could limit or reduce the demand, and therefore the prices we are able to obtain, for hotel rooms and corporate apartments.

The uncertain pace of the lodging industry’s recovery will continue to influence our financial results and growth.

Both the Company and the lodging industry were hurt by several events occurring over the last few years, including SARS and avian flu, and the terrorist attacks on New York and Washington. Business and leisure travel decreased and remained depressed as some potential travelers reduced or avoided discretionary travel in light of safety concerns and economic declines stemming from erosion in consumer confidence. Weaker hotel performance reduced management fees and gave rise to losses and closures in connection with some hotels that we manage, which, in turn, has had an impact on our financial performance. Although both the lodging and travel industries are recovering, the duration and full extent of that recovery remain unclear. Accordingly, our financial results and growth could be harmed if that recovery stalls or is reversed.

Our lodging operations are subject to international and regional conditions.

Although we conduct our business in China, our activities are susceptible to changes in the performance of international and regional economies, as foreign travelers constitute a fair percentage of hotel occupants. In recent years, our business has been hurt by decreases in travel resulting from SARS and downturns in global economic conditions. Our future economic performance is subject to the uncertain magnitude and duration of the economic growth in China, the prospects of improving economic performance in other regions, the unknown pace of any business travel recovery that results, and the occurrence of any future incidents in China in which we operate.

Our growth strategy depends upon third-party owners and operators. Future arrangements with these third parties may be less favorable.

Our present growth strategy for the development of additional lodging facilities entails entering into and maintaining various arrangements with property owners. The terms of our management agreements for each of our lodging facilities are influenced by contract terms offered by our competitors. We cannot guarantee that any of our current arrangements will continue. Moreover, we may not be able to enter into future collaborations, or renew any agreements in the future, on terms that are as favorable to us as those under existing collaborations and agreements.

We may have disputes with the owners of the hotels that we manage.

Consistent with our focus on hotel management, we generally do not own any of our lodging properties. The nature of our responsibilities under our management agreements to manage each hotel and enforce the standards required under the management agreements may be subject to interpretation and may give rise to disagreements. We seek to resolve any disagreements in order to develop and maintain good relations with current and potential hotel owners and joint venture partners, but have not always been able to do so. Failure to resolve such disagreements may result in litigation.

Our ability to grow is in part dependent upon future acquisitions.

The process of identifying, acquiring and integrating future acquisitions may constrain valuable management resources, and our failure to integrate future acquisitions may result in the loss of key employees and the dilution of stockholder value and have an adverse effect on our operating results. We have acquired existing businesses and expect to continue pursuing strategic acquisitions in the future. Completing any potential future acquisitions could cause significant diversions of management time and resources.

 Acquisition transactions involve inherent risks, such as:

•	uncertainties in assessing the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition or other transaction candidates;
•	the potential loss of key personnel of an acquired business;
•	the ability to achieve identified operating and financial synergies anticipated to result from an acquisition or other transaction;
•	problems that could arise from the integration of the acquired business;
•	unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition or other transaction rationale; and
•	unexpected development costs that adversely affect our profitability.

Financing for future acquisitions may not be available on favorable terms, or at all. If we identify an appropriate acquisition candidate for our businesses, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired business, technologies or employees into our existing business and operations. Future acquisitions may not be well received by the investment community, which may cause our stock price to fluctuate. We cannot ensure that we will be able to identify or complete any acquisition in the future.

Our ability to grow our management systems is subject to the range of risks associated with real estate investments.

Our ability to sustain continued growth through management agreements for new or existing hotels is affected, and may potentially be limited, by a variety of factors influencing real estate development generally. These include site availability, financing, planning, zoning and other local approvals. Other limitations may be imposed by market and submarket factors, such as projected room occupancy, growth in demand opposite projected supply, territorial restrictions in our management agreements, cost of construction and anticipated room rate structure.

In the event of damage or other potential losses involving properties that we own or manage, potential losses may not be covered by insurance. We are not aware that the Company is responsible for insuring the properties that it manages, as such hotel properties are usually insured by its respective owners.

We have comprehensive property and liability insurance policies with coverage features and insured limits to the hotels that we believe are customary. Market forces beyond our control may nonetheless limit both the scope of property and liability insurance coverage that we can obtain and our ability to obtain coverage at reasonable rates. There are certain types of losses, generally of a catastrophic nature, such as earthquakes and floods or terrorist acts that may be uninsurable or may be too expensive to insure. As a result, we may not be successful in obtaining insurance without increases in cost or decreases in coverage levels. In addition, we may carry insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of our lost investment or that of hotel owners, or in some cases could also result in certain losses being uninsured. As a result , we could lose all, or a portion of, the capital we have invested in a property, as well as the anticipated future revenue from the property.

Risks relating to acts of God, terrorist activity and war could reduce the demand for lodging, which may affect our revenues.

Acts of God, such as natural disasters and the spread of contagious diseases, in the PRC where we own and manage can cause a decline in the level of business and leisure travel and reduce the demand for lodging. Wars (including the potential for war), terrorist activity (including threats of terrorist activity), political unrest and other forms of civil strife and geopolitical uncertainty can have a similar result. Any one or more of these events may reduce the overall demand for hotel rooms and corporate apartments, or limit the prices that we are able to obtain for them, both of which could adversely affect our revenues.

Our subsidiaries and affiliated Chinese entities in China are subject to restrictions on paying dividends or making other payments to us, which may restrict our ability to satisfy our liquidity requirements.

We rely on dividends from our subsidiaries in China and consulting and other fees paid to us by our affiliated Chinese entities. Current PRC regulations permit our subsidiaries to pay dividends to us only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends. Further, if our subsidiaries and affiliated Chinese entities in China incur debt on their own behalf, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us, which may restrict our ability to satisfy our liquidity requirements.

Our quarterly results are likely to fluctuate because of seasonality in the travel industry in China.

Our business experiences fluctuations, reflecting seasonal variations in demand for travel services. For instance, the first quarter of each year generally contributes the lowest portion of our annual net revenues primarily due to a slowdown in business activity around and during the Chinese New Year holiday. Consequently, our revenues may fluctuate from quarter to quarter.

RISKS RELATED TO OUR DEVELOPING E-NETWORK BUSINESS

We target for developing a comprehensive and fully integrated Internet travel services platform focusing on providing a broad range of consumer services. This includes, but is not limited to (i) Accommodation booking and sales; (ii) Travel agencies services for air-ticket sales and, tour packages; (iii) e-ticketing for concerts, sports events, exhibitions, etc; (iv) Sales and delivery of gifts and souvenirs; (v) e-Payment function that directly links to payment-clearing systems of national banks, financial institutions and mobile phone operators. These services will be offered at individual service outlets located in our hotel chain, other potential locations and on a comprehensive online website. We plan to develop this component as a complete travel and leisure network and substantial revenue driver.

Our success in e-Network depends on whether we can acquire well-established companies and recruit expertise to consolidate and integrate our business network.

We will build our e-Shop brand through acquiring travel webs in China to capture existing users. It is a faster and more effective method than building our own travel web site from scratch to attract new users. We will also recruit experienced personnel to develop and fine-tune such online shopping and booking web site to suit our specific requirements. With this web site, we can provide a trading platform to leverage on Media and Hotel Networks and establish a comprehensive e-Shop platform. Since expanding e-Shop product coverage through merger and acquisitions is our key development strategy, we will look for suitable companies to acquire. If we fail to find suitable candidates, the progress of building our e-Network may be affected.

Online payment systems in China are at an early stage of development and may restrict our ability to expand our online commerce service business.

Online payment systems in China are at an early stage of development. Although major Chinese banks are instituting online payment systems, these systems are not as widely available or acceptable to consumers in China as in the United States and other developed countries. In addition, relative to countries like the United States, only a limited number of consumers in China have credit cards or debit cards,. The lack of adequate online payment systems may limit the number of online commerce transactions that we can service. If online payment services do not develop, our ability to grow our online commerce business may be limited.

The Internet market has not been proven as an effective commercial medium in China.

The market for Internet products and services in China has only recently begun to develop. The Internet penetration rate is lower in China than those in the United States and other developed countries. Since the Internet is not yet a well-proven medium for commerce in China, our future operating results from online services will depend substantially upon the increased use and acceptance of the Internet for distribution of products and services and facilitation of commerce in China.

The Internet may not become a viable commercial marketplace in China for various reasons in the near future. More salient impediments to Internet development in China include:

•	consumer dependence on traditional means of commerce;
•	inexperience with the Internet as a sales and distribution channel;
•	inadequate development of the necessary infrastructure to facilitate online commerce;
•	concerns about security, reliability, cost, ease of deployment, administration and quality of service associated with conducting business over the Internet;
•	inexperience with credit card usage or with other means of electronic payment; and
•	limited use of personal computers.

If the Internet were not widely accepted as a medium for online commerce in China, our ability to grow our online business would be impeded.

The continued growth of Chinese Internet market depends on the establishment of an adequate telecommunications infrastructure.

Although private sector Internet service providers currently exist in China, almost all access to the Internet is maintained through state owned telecommunication operation under the administrative control and regulatory supervision of China’s Ministry of Information Industry. In addition, the national networks in China are connected to the Internet through government controlled international gateways. These international gateways are the only channels through which a Chinese user can connect to the international Internet network. We rely on China Telecom and China Netcom to provide data communications capacity primarily through local telecommunications lines. Although the government has announced plans to develop the national information infrastructure, we cannot guarantee that this infrastructure will be developed. In addition, we will have no access to alternative networks and services, in the event of any infrastructure disruption or failure. The Internet infrastructure in China may not support the demands associated with continued growth in Internet usage.

RISK RELATED TO REGULATION OF OUR BUSINESS AND TO OUR STRUCTURE

If the PRC government finds that the agreements that establish the structure for operating our China business do not comply with PRC governmental restrictions on foreign investment in the travel and advertising industries, we could be subject to severe penalties.

All of our operations are or will be conducted through Tianma and Quo Advertising, which we collectively refer to as our PRC operating subsidiaries, and through our contractual arrangements with several of our consolidated affiliates in China.

According to the Rules on Cognizance of Qualification for Civil Aviation Transporting Marketing Agencies (2006) and relevant foreign investment regulations regarding to civil aviation business, a foreign investor currently cannot own 100% of an air ticketing agency in China. In addition, foreign invested air ticketing agencies are not permitted to sell passenger tickets for domestic flights in China. The principal regulation governing foreign ownership of travel agencies in China is the Establishment of Foreign-controlled and Wholly Foreign-owned Travel Agencies Tentative Provisions, as amended in February 2005. Currently, qualified foreign investors have been permitted to establish or own a travel agency upon the approval of the PRC government, subject to considerable restrictions as to its scope of business. For instance, foreign travel agencies cannot arrange for the travel of persons from mainland China to Hong Kong, Macau, Taiwan or any other country. In addition, foreign travel agencies cannot establish branches.

PRC regulations require any foreign entities that invest in the advertising services industry to have at least two years of direct operations in the advertising industry outside of China. Beginning December 10, 2005, foreign investors have been allowed to own directly 100% of PRC companies operating an advertising business if the foreign entity has at least three years of direct operations in the advertising business outside of China or less than 100% if the foreign investor has at least two years of direct operations in the advertising industry. We do not directly operate an advertising business outside of China and cannot qualify under PRC regulations any earlier than two or three years after we commence any such operations outside of China or until we acquire a company that has directly operated an advertising business outside of China for the required period. Accordingly, our PRC operating subsidiaries are currently unable to apply for the required licenses for providing advertising services in China. All of our advertising business is currently provided through Quo Advertising, which is currently owned by two PRC citizens designated by us. Quo Advertising holds the requisite licenses to provide advertising services in China. We continue to be dependent on Quo Advertising to operate our advertising business for the near future. We have entered into agreements with the shareholders of Quo Advertising, which provide us with the substantial ability to control Quo Advertising and its future subsidiaries.

If we, our existing or future PRC operating subsidiaries and affiliates are found to be in violation of any PRC laws or regulations or fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities, including the State Administration for Industry and Commerce (SAIC), would have broad discretion in dealing with such violations, including:

•	revoking the business and operating licenses of our PRC subsidiaries and affiliates;
•	discontinuing or restricting our PRC subsidiaries’ and affiliates’ operations;
•	imposing conditions or requirements with which we or our PRC subsidiaries and affiliates may not be able to comply;
•	requiring us or our PRC subsidiaries and affiliates to restructure the relevant ownership structure or operations; or
•	restricting or prohibiting our use of the proceeds of this offering to finance our business and operations in China.

The imposition of any of these penalties would result in a material and adverse effect on our ability to conduct our business.

We rely on contractual arrangements with our PRC operating affiliates and their subsidiaries and shareholders for our China operations, which may not be as effective in providing operational control as direct ownership.

In the past, the Company has relied on contractual arrangements with the shareholders of Tianma and Quo Advertising to operate our travel and advertising businesses. These contractual arrangements may not be as effective in providing us with control over Tianma and Quo Advertising and their subsidiaries as direct ownership. Currently, if our PRC operating affiliates or any of their subsidiaries and shareholders fails to perform their respective obligations under these contractual arrangements, we may have to incur substantial costs and resources to enforce such arrangements, and rely on legal remedies under PRC law. This would also include seeking specific performance or injunctive relief, and claiming damages, which we cannot guarantee to be effective.

Many of these contractual arrangements are governed by PRC laws and provide for the resolution of disputes through either arbitration or litigation in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC laws and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over our operating entities, and our ability to conduct our business may be negatively affected.

Contractual arrangements we have entered into among our subsidiaries and affiliated entities may be subject to scrutiny by the PRC tax authorities and a finding that we owe additional taxes or are ineligible for our tax exemption, or both, could substantially increase our taxes owed, and reduce our net income and the value of your investment.

Under PRC laws, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. If any of the transactions we have entered into among our subsidiaries and affiliates are found not to be on an arm’s length basis or result in a reduction in tax under PRC laws, the PRC tax authorities will disallow our tax savings adjust the profits and losses of our respective PRC entities and assess late payment interest and penalties.

Our business operations may be affected by legislative or regulatory changes.

There are no existing PRC laws or regulations that define or regulate out-of-home television. It has been reported that the relevant PRC government authorities are currently considering adopting new regulations governing out-of-home television advertising. We cannot predict the timing and effects of such new regulations. Changes in laws and regulations or the enactment of new laws and regulations governing placement or content of out-of-home advertising, may affect our business prospects and results of operations. For instance, the PRC government has promulgated regulations allowing foreign companies to hold a 100%-interest in PRC advertising companies starting from December 10, 2005. We are not certain how the PRC government will implement this regulation or how it could affect our ability to compete in the advertising industry in China.

PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent us from raising finance to make loans or additional capital contributions to our PRC operating subsidiaries and affiliates.

As an offshore holding company of our PRC operating subsidiaries and affiliates, we may make loans to our PRC subsidiaries and consolidated PRC affiliated entities, or we may make additional capital contributions to our PRC subsidiaries. Any loans to our PRC subsidiaries or consolidated PRC affiliated entities are subject to PRC regulations and approvals.

We may also determine to finance Tianma or Quo Advertising by means of capital contributions. These capital contributions to Tianma or Quo Advertising must be approved by the PRC Ministry of Commerce or its local counterpart. We cannot guarantee that we can obtain these government registrations or approvals on a timely basis, if at all, with respect to future loans or capital contributions by us to our operating subsidiaries. If we fail to receive such registrations or approvals, our ability to use the proceeds of this offering and to capitalize our PRC operations would be negatively affect our liquidity and ability to expand the business.

RISKS RELATED TO CORPORATE AND STOCK MATTERS

The loss of key management personnel could harm our business and prospects.

We depend on key personnel who may not continue to work for us. Our success substantially depends on the continued employment of certain executive officers and key employees, particularly Godfrey Chin Tong Hui who is our founder, Chairman and Chief Executive Officer, and Daniel Kuen Kwok So, our Vice Chairman and Managing Director. Not only do we rely on their expertise and experience in our business, we also need their business vision, management skills, and good relationships with our employees and major shareholders to achieve our business targets.

The loss of services of these or other key officers or employees could harm our business. If any of these individuals were to leave our company, our business and growth prospects may be severely disrupted. We would face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience.

The market for the Company’s common stock is illiquid.

The Company’s common stock is traded on the Over-the-Counter Bulletin Board. It is thinly traded compared to larger and more widely known companies in its industry. Thinly traded common stock can be more volatile than stock trading in an active public market. The Company cannot predict the extent of an active public market for its common stock.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

Our Company has a limited operating history and is still in the development stage. Our Company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties encountered. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investments in our Company.

Our acquisitions of Tianma, Quo Advertising and any future acquisitions may expose us to potential risks and have an affect on our ability to manage our business.

It is our strategy to expand our business, especially in e-Network, through acquisitions like that of Tianma and Quo Advertising. We would keep on searching for appropriate opportunities to acquire more businesses or to form joint ventures, etc. that are complementary to our core business. For each acquisition, our management encounters whatever difficulties during the integration of new operations, services and personnel with our existing operations. We may also expose ourselves to other potential risks like unforeseen or hidden liabilities of the acquired companies, the allocation of resources from our existing business to the new operation, uncertainties in generating expected revenue, employee relationships and governing by new regulations after integration. The occurrence of any of these unfavorable events in our recent acquisitions or possible future acquisitions could have an effect on our business, financial condition and results of operations.

There may be unknown risks inherent in our acquisitions of Tianma and Quo Advertising.

Although we had conducted due diligence with respect to the acquisition of Tianma and Quo Advertising, there is no assurance that all risks associated with the companies have been revealed. To protect us from associated liabilities, we have received guarantees of indemnification from the original owners. However, if we were to enforce such guarantees, it could be very costly and time consuming. The possibility of unknown risks in those acquisitions could affect our business, financial condition and results of operations.

The unaudited pro forma financial information included in this annual report may differ significantly from the actual consolidated financial information.

The results of operations of Tianma have been included in our consolidated statement of operations since the completion of the acquisition on June 16, 2006. It may contain some adjustments that are based on estimates. We did not intend to show how Tianma would have actually performed if the acquisition had in fact occurred from the beginning of the fiscal year or to project the results of operations or financial position.

All of our directors and officers are outside the United States. It may be difficult for investors to enforce judgments obtained against officers or directors of the Company.

All of our officers and directors are nationals and/or residents of countries other than the United States, and all their assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States. The foregoing risks also apply to those experts identified in this report that are not residents of the United States.

We need additional funds to expand our business through acquisitions. If we are unable to raise additional funds, we would be restricted from further business expansion.

Since we are at the expansion stage of our business, we require funding for capital investment in acquiring target companies and carrying out numerous projects. To raise funds, we need to issue new equity, which could result in additional dilution to our shareholders and in operating and financing covenants that would restrict our operations and strategy. If we are unable to raise additional funds, our business expansion would be hampered.

If we issue additional shares, this may result in dilution to our existing stockholders.

Our Certificate of Incorporation authorizes the issuance of 800,000,000 shares of common stock and 5,000,000 shares of preferred stock. Our Board of Directors has the authority to issue additional shares up to the authorized capital stated in the Certificate of Incorporation. Our Board of Directors may choose to issue shares to acquire one or more businesses or to provide additional financing in the future. The issuance of shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we issue additional shares, there may be a reduction in the proportionate ownership and voting power of all other stockholders. Further, any issuance may result in a change of control of the Company.

The authorized preferred stock constitutes what is commonly referred to as “blank check” preferred stock. This type of preferred stock allows the Board of Directors to designate the preferred stock into a series, and determine separately for each series any one or more relative rights and preferences. The Board of Directors may issue shares of any series without further stockholder approval. Preferred stock authorized in series allows our Board of Directors to hinder or discourage an attempt to gain control by a merger, tender offer at a control premium price, or proxy contest. Consequently, the preferred stock could entrench our management. In addition, the market price of our common stock could be affected by the existence of the preferred stock.

If we or our independent registered public accountants cannot attest our adequacy in the internal control measures over our financial reporting, as required by Section 404 of the U.S. Sarbanes-Oxley Act, for the fiscal year ending December 31, 2007, we may be adversely affected.

As a public company, we are subject to report our internal control structure and procedures for financial reporting in our annual reports on Form 10-KSB, as a requirement of Section 404 of the U.S. Sarbanes-Oxley Act of 2002 by the U.S. Securities and Exchange Commission (the “SEC”). The report must contain an assessment by management about the effectiveness of our internal controls over financial reporting. Moreover, the independent registered public accountants of our Company must attest to and report on management’s assessment of the same. It is possible that our management cannot attest our effectiveness in internal controls over financial reporting. Furthermore, even if our management attests to our internal control measures to be effective, our independent registered public accountants may not be satisfied with our internal control structure and procedures. If our management cannot attest to our internal control measures at any time in the future, or if our accountants are not satisfied with our internal control structure, it could result in an adverse impact on us in the financial marketplace due to the loss of investor confidence in the reliability of our financial statements, which could negatively impact our stock market price.

Trading may be restricted by the SEC, which may limit a stockholder’s ability to buy and sell our stock.

The SEC has adopted Rule 15g-9, which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share. Our securities are covered by rules that impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The rules require a broker-dealer, prior to a transaction in penny stock, to deliver a standardized risk disclosure document in a form prepared by the SEC. This provides information about the nature and level of risks in the penny stock market. The broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, these rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investors’ interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives. Under interpretations of these rules, the NASD believes that there is a high probability that low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an effect on the market for our shares.

Stockholders should have no expectation of any dividends.

The holders of our common stock are entitled to receive dividends when declared by the Board of Directors out of funds available. To date, we have not declared nor paid any cash dividends. The Board of Directors does not intend to declare any dividends in the near future, but instead intends to retain all earnings, if any, for use in our business operations.

ITEM 2 .      DESCRIPTION OF PROPERTIES

The Company’s principal place of business is located at 21/F., Chinachem Century Tower, 178 Gloucester Road, Wanchai, Hong Kong. The office premise occupies 3,500 square feet. The lease had recently been renewed for 3 years commencing on November 15, 2006 for a monthly rental of $8,974.

The Company’s 60%-owned subsidiary, Beijing NCN Landmark Hotel Management Limited, maintains an office in Beijing, China.

The Company’s 55%-owned subsidiary, Guangdong Tianma International Travel Service Co. Ltd., maintains an office in Guangzhou, China.

The Company’s 100%-owned subsidiary, Shanghai Quo Advertising Company Limited, maintains an office in Shanghai, China.

ITEM 3 .      LEGAL PROCEEDINGS

The Company’s 55%-owned subsidiary, Tianma, was a defendant to proceedings brought in Guangzhou Yuexiu District Court. The proceedings were finalized on October 9, 2006. The facts surrounding the proceeding were as follows:

Guangdong Yongan Travel Agency (“Yongan”) arranged a local tour in April 2001. Yongan rented a car from an agent of Tianma but the car did not belong to Tianma. A car accident happened during the tour, causing 20 injuries and one death. Guangzhou Police issued a proposed determination on the responsibilities of the accidents on May 18, 2001. The proposal determined that the driver who used a non-functioning car was fully liable for the accident. Those tourists sued Yongan for damages and Guangzhou Intermediate People’s Court made a final judgment in 2004 that Yongan was liable and Yongan paid approximately RMB2.2 million (US$275,000) to the injured. In 2005, Yongan sued the agent of Tianma, Tianma and the car owner. In October 2006, the Guangzhou Yuexiu District Court made a judgment that the agent was liable to pay RMB2.1 million (US$262,500) plus interest for damages. Tianma and the car owner have joint-and-several liabilities.

Tianma is now appealing the court’s decision. The Company believes that the chance of overturning the court decision is high. In addition, the Company has been indemnified for any future liability upon the acquisition by the prior owners of Tianma.

Except for the above, we know of no material, active or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4 .      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 29, 2005, the Company, through its wholly owned subsidiary, NCN Group Management Limited, entered into an agreement to sell all of the Company’s interest in Tianjin Teda Yide Industrial Company

Limited (“Yide”) to a third party, Far Coast Asia Limited. On February 6, 2006, stockholders who beneficially owned an aggregate of 11,865,859 shares, or approximately 54.17% of the issued and outstanding common stock, consented in writing to such sale. On April 29, 2006, the Company completed the sale of all of its ownership interest in Yide.

An annual meeting of stockholders was held on July 28, 2006. Stockholders in the meeting approved the change of the Company’s name to Network CN Inc. for better reflection of the Company’s vision to building a nationwide network in China, which includes inter alia, a Hotel Network, a Media Network and an e-Network.

On December 22, 2006, a majority of the stockholders of the Company approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 800,000,000.

PART II

ITEM 5 .	MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the National Association of Securities Dealers OTC Bulletin Board under the symbol “NWCN.OB”. As of December 31, 2006, the Company had approximately 134 shareholders of record. Presented below is the high and low bid information of the Company’s common stock for the periods indicated. The source of the following information is Yahoo Finance.

OTC Bulletin Board (1) (2)
	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2006:
Fourth Quarter	$5.00	$1.61
Third Quarter	$1.65	$0.55
Second Quarter	$0.58	$0.15
First Quarter	$0.29	$0.10
FISCAL YEAR ENDED DECEMBER 31, 2005:
Fourth Quarter	$0.35	$0.12
Third Quarter	$0.85	$0.21
Second Quarter	$1.75	$0.71
First Quarter	$4.75	$1.30

(1)

Our common stock began trading officially under the symbol “TTVL.OB” on the OTC Bulletin Board in May, 2004. On August 1, 2006, the Company changed its name from “Teda Travel Group, Inc.” to “Network CN Inc.” The trading symbol also changed from “TTVL” to “NWCN” on the OTC Bulletin Board effective on August 15, 2006.

(2)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Holladay Stock Transfer (telephone: (480) 481-3940; facsimile: (480) 481-3941) is the registrar and transfer agent for our common shares.

The Company has not declared any dividends since incorporation and does not anticipate doing so in the near future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

Stock Issued During 2006

During the year, we issued the following securities:

a.	In February 2006, the Company completed a private placement of 33,333,333 shares of restricted common stock at $0.12 per share for an aggregate sum of $4,000,000. Placement fees of $400,000 were paid;
b.

In June 2006, the Company issued 362,500 shares of restricted common stock at $0.284 per share with a fair value of $102,950 to Youwei Zheng for the acquisition of 55% of the equity interests in Tianma;

c.	In September 2006, the Company issued 1,500,000 S-8 shares at a fair value of $2,430,000 to two consultants for services under our 2004 Stock Incentive Plan;
d.	In September 2006, the Company issued 1,500,000 shares of restricted common stock at a fair value of $2,445,000 to two consultants for services;
e.

In September 2006, the Company completed a private placement of 2,700,000 shares of restricted common stock at $0.45 per share for an aggregate amount of $1,215,000. No investment banking fees were payable.

f.	In October 2006, the Company completed a private placement of 1,300,000 shares of restricted common stock at $0.85 per share for an aggregate amount of $1,105,000;
g.	In October 2006, the Company completed a private placement of 1,200,000 shares of restricted common stock at $0.85 per share for an aggregate amount of $1,020,000;
h.

In November 2006, the Company completed a private placement of 2,353,000 shares of restricted common stock at $0.85 per share for an aggregate amount of $2,000,050. Placement fees of $200,005 was paid;

i.

In November 2006, the Company completed a private placement of 1,200,000 shares of restricted common stock at $0.85 per share for an aggregate amount of $1,020,000. Placement fees of $102,000 was paid; and

j.	In December 2006, the Company issued 5,000 S-8 shares at a fair value of $2,000 to a consultant for services under our 2004 Stock Incentive Plan.

All of the shares listed above were offered and issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The shares issued under our 2004 Stock Incentive Plan referenced in items (c) and (j) above were registered on the Company’s registration statement on Form S-8, filed with the SEC with respect to 2,000,000 of the shares of common stock issuable under the plan on April 22, 2004 (SEC File No. 333-114644).

Stock Issued Post Balance Sheet Date

In January 2007, the Company issued 300,000 shares of restricted common stock at $2.99 per share with a fair value of $897,500 to Lina Zhang and Qinxiu Zhang as part consideration for the acquisition of 100% equity interests in Quo Advertising;

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2006 with respect to compensation plans, under which securities are authorized for issuance, aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders.

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))
Equity compensation plans approved by security holders		-	1,000,000 (1)
Equity compensation plans not approved by security holders	525,000 (2)	$0.938	7,500,000 (1)
Total	525,000 (2)	$0.938	8,500,000

(1)

We reserved 3,000,000 shares for issuance under our 2004 Stock Incentive Plan, of which 1,000,000 are still available for issuance. See “Securities Authorized for Issuance under Equity Compensation Plans” for more information about the plan. We reserved 7,500,000 shares for issuance under our 2007 Stock Option/Stock Issuance Plan.

(2)

Of these options, warrants and rights, a warrant to purchase 200,000 shares of common stock was granted to a financial advisor on March 12, 2004 with an exercise price of $2.00 per share. The warrant may be exercised at any time until March 12, 2009. We agreed to register the shares underlying the warrant in our next registration statement. This warrant has not yet been exercised.

Of these options, warrants and rights, options to purchase 225,000 shares of common stock were granted to our legal counsel on February 9, 2006 with an exercise price of $0.10 per share. We agreed to register the shares underlying the options in our next registration statement. So long as our counsel’s relationship with us continues, the shares underlying the option shall vest and become exercisable in accordance with the following schedule: one-twelfth (1/12) of the shares subject to the option shall vest and become exercisable on each month anniversary of date of issuance. The option may be exercised for 120 days after termination of the consulting relationship. These options have not yet been exercised.

Of these options, warrants and rights, a warrant to purchase 100,000 shares of common stock was granted to a consultant on August 25, 2006 with an exercise price of $0.70 per share. The warrant may be exercised at any time until August 25, 2016. We agreed to register the shares underlying the warrant in our next registration statement. This warrant has not yet been exercised.

Securities Authorized for Issuance under Equity Compensation Plans

In April 2004, our Board of Directors and holders of a majority of our then outstanding common stock authorized and approved the 2004 Stock Incentive Plan (“2004 Plan”). In March 2007, our Board of Directors authorized and approved the 2007 Stock Option/Stock Issuance Plan (“2007 Plan”). The purpose of the plans is to promote the best interests of the Company and its stockholders by providing a means of non-cash remuneration to select participants who contribute to the operating progress and earning power of the Company. This will insure incentives to employees and directors by offering them an opportunity to acquire a proprietary interest in the Company.

Under the 2004 Plan, we reserved 3,000,000 shares of our common stock for issuance upon exercise of incentive and non-qualified stock options, stock bonuses and rights to purchase awarded from time-to-time, to our officers, directors, employees and consultants. As of December 31, 2006, the Company issued 2,000,000 shares under the plan to consultants. No options, warrants or other rights have been granted or are outstanding under the plan. A registration statement on Form S-8 was filed with the SEC with respect to the 2,000,000 shares of common stock issuable under the plan on April 22, 2004 (SEC File No. 333-114644).

Under the 2007 Plan, we reserved 7,500,000 shares of our common stock for issuance upon exercise of incentive and non-qualified stock options, stock bonuses and rights to purchase awarded from time to time, to our officers, directors, employees and consultants.

A registration statement on Form S-8 is expected to be filed with the SEC in April 2007 with respect to 7,500,000 of the shares of common stock issued under the 2007 Plan, as well as options to purchase 225,000 shares of common stock issued to the Company’s legal counsel in February 2006. Such options were not issued under the 2004 Plan or the 2007 Plan.

Both of the Plans are currently administered by our Board of Directors. Under each plan, the Board determines which of our employees, officers, directors and consultants are granted awards, as well as the material terms of each award, including whether options are to be incentive stock options or non-qualified stock options.

Subject to the provisions of the Plans, and the Internal Revenue Code with respect to incentive stock options, the Board determines who shall receive awards, the number of shares of common stock that may be purchased, the time and manner of exercise of options and exercise prices. At its discretion, the Board also determines the form of consideration to be received upon exercise and may permit the exercise price of options granted under the plans to be paid in whole or in part with previously acquired shares and/or the surrender of options. The term of options granted under the plans may not exceed ten years, or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options may not be less than 100% of the fair market value of our common stock at the time the option is granted. However, incentive stock options granted to a 10% holder of our voti ng stock may not be exercisable at less than 110% of the fair market value of our common stock on the date of the grant. The exercise price for non-qualified options will be set by the board.

ITEM 6 .	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CAUTIONARY STATEMENTS

The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto included in Part II, Item 7 of this Report. All amounts are expressed in U.S. dollars. The following discussion regarding the Company and its business and operations contains “forward-looking statements” within the meaning of Private Securities Litigation Reform Act 1995. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may”, “expect”, “anticipate”, “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. In particular, these include statements relating to our expectation that we will continue to have adequate liquidity of cash flow from operations. The other risks and uncertainties are described above under “Risks and Uncertainties”. All forward-looking statements herein are speculative and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward looking statements, including the risk factors discussed in this Report. The Company does not have a policy of updating or revising forward-looking statements and should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward looking statements.

OVERVIEW

Network CN Inc. (“we” or “the Company”), originally incorporated on September 10, 1993, is a Delaware company with headquarters in the Hong Kong SAR, the People’s Republic of China (“the PRC” or “China”). It was led by different management teams in the past, engaging in different ventures. The Company was previously known under various names, the latest former name being Teda Travel Group Inc. On August 1, 2006, in order to better reflect the Company’s vision under the expanded management team, the Company changed its name to “Network CN Inc.”

Our business vision and plan is to build a nationwide information/entertainment network in the PRC. To achieve this goal, we have set out to build and run a Media Network, a Hotel Network and an e-Network. A Hotel Network has already been established, and the Company is working to expand it to cover all major cities in the PRC. The Hotel Network also includes our travel subsidiary, Guangdong Tianma International Travel Service Co., Ltd. (“Tianma”), that we acquired in 2006. We earned substantially all of our 2006 revenues from our Hotel Network through the provision of travel agency services to customers both inside and outside of the PRC, as well as the provision of management services, including training and consulting services, to hotels and resorts in the PRC. Under management contracts with several hotel and resort properties, we are responsible for the supervision and day-to-day operations of the property in exchange for a basic management fee based on gross revenues. In addition, we may also earn an incentive fee based upon gross operating profits of the property managed. See “Hotel Network” below. During the latter half of 2006, we adjusted our focus to building a Media Network, and took the first step in November 2006 by securing a media-related contract regarding the installation and management of outdoor LED advertising video panels. In January 2007, we acquired Shanghai Quo Advertising Company Limited (“Quo Advertising”), an advertising agency in Shanghai, China. In 2006, we had not yet generated any revenues from our nascent Media Network, however, we anticipate that Quo Advertising will generate advertising revenues from the date of acquisition and we will begin to realize earnings from the installation and management of LED advertising video panels beginning in the second quarter of 2007. At the same time, the Company is actively pursuing the development of an e-Network via the Internet. See Item 1, Description of Business.

We currently operate our businesses in China through the following subsidiaries:

Media Network

NCN Media Services Limited, a 100% owned BVI Company

Crown Winner International Limited, a 100% owned HK Company

Quo Advertising Company Limited, a 100% owned PRC Company

Hotel Network

NCN Management Services Limited, a 100% owned BVI Company

NCN Landmark International Hotel Group Limited (“NCN Landmark”), a 60% owned BVI Company

Beijing NCN Landmark Hotel Management Limited, a Wholly Foreign-Owned Enterprise of NCN Landmark

Guangdong Tianma International Travel Service Co., Ltd., a 55% owned PRC Company

We believe that the Company is well positioned to take advantage of opportunities and growth in China.

CONSOLIDATED RESULTS OF OPERATIONS

Comparing Fiscal Years Ended December 31, 2006 and 2005:

The following table presents certain consolidated statement of operations information. Financial information is presented for the 12-month period ending as of December 31, 2006 and December 31, 2005.

	2006	2005
Revenues, net	$4,442,602	$894,263
Cost and Expenses	9,515,590	2,465,483
Loss from Operations	($5,072,988)	($1,571,220)

Revenues. Revenues for the fiscal year ended December 31, 2006 were $4,442,602 as compared to revenues of $894,263 for the previous fiscal year, an increase of $3,548,339 or 397%. The increase was due to the inclusion of the revenue of Tianma, a subsidiary acquired on June 16, 2006. Revenues from Tianma for the year were $4,228,494 and accounted for 95% of the Company’s total revenues. Revenues from property management for the year were $214,108, a decrease of 76% as compared to the previous year. The decrease was due to a decreased number of hotel properties managed (from 18 hotel properties managed as of December 31, 2005 to 5 hotel properties as of December 31, 2006). The decrease in revenues from property management is also due to revenue received from hotel property managed by Teda BJ of $142,557 being reclassified under discontinued operations.

Cost of Tour Services. Cost of tour services for the fiscal year ended December 31, 2006 was $4,231,952. We did not provide tour services in fiscal year of 2005, so the increase was due to the acquisition of Tianma on June 16, 2006. The majority of Tianma’s expenses were directly related to the generation of Tianma’s tour revenues.

Total Expenses. Our material operating expenses consist primarily of payroll, professional fees, office rentals, overseas traveling and entertainment. Other material expenses including common stock issued for services and amortization of intangible rights that arose in the acquisition of NCN Landmark. Our total expenses for 2006 were $5,283,638 as compared to total expenses in 2005 of $2,465,483, an increase of $2,818,155 or 114%. The increase was primarily attributable to a material increase in payroll and professional fees. In fiscal year of 2006, we recorded $2,123,906 for shares issued for acquisitions and services rendered to the Company, including deferred stock compensation $66,355 recognized during the year. We paid higher professional fees in 2006 of $3,260,103 compared to $1,078,449 in 2005. Payroll fees in 2006 were $1,004,731 compared to $570,972 in 2005. The increase was due to the addition of several employees, including our President, CFO, Managing Director and General Manager. Our professional fees and payroll expenses increased due to our acquisitions of Tianma and proposed acquisitions of media projects. Our other selling, general and administrative expenses were $1,018,804 in 2006 as compared to $785,293 in 2005, an increase of $233,511 or 30%. The increase was primarily due to increases in rental, overseas traveling and entertainment expenses incurred. Also included in other selling, general and administrative expenses was amortization of intangible rights regarding the acquisition of Landmark, which was $234,216 in 2006, the same as in 2005. In addition, we made a provision for impairment loss of $195,192 regarding intangible right arising from the acquisition of Landmark in 2006.

Loss from Operations. We recorded a loss from operations of $5,072,988 in the fiscal year ended December 31, 2006 as compared to a loss of $1,571,220 in the previous fiscal year, a difference of $3,501,768 or 223%. Our loss from operations increased partially due to the decrease in revenues from our property management business as a result of the decrease in the number of hotels under management in 2006. The loss was also due to an increase in payroll and professional fees as explained above.

Income tax. The Company derives its hotel management income in the PRC and is subject to withholding tax in the PRC depending upon the province in which a particular hotel is located. Income tax expenses charged to the consolidated income statement for 2006 were $6,984 as compared to $29,182 for the year ended December 31, 2005, a decrease of $22,198 or 76%. The reduction in income tax was mainly due to decrease of number of hotel properties under management. Though revenues increased in 2006 as compared to 2005, the increase was primarily earned by Tianma which operated at a loss in 2006, hence no income tax was payable in respect of its revenue.

Discontinued Operations. The equity loss attributable to our interest in Yide of $448,923 for the year ended December 31, 2005 was reclassified as loss from discontinued operations as a result of the Company’s loss of significant influence over Yide since October 1, 2005. With accounting treatment changed from equity method to cost method, there was no loss from discontinued operations in the current year. After the completion of sales of its interest in Yide on April 29, 2006, the Company recorded a gain on disposal of an affiliate of $579,870 in the current year. Teda BJ has been accounted for as a wholly owned subsidiary. In May 2006, Zhiying Chang resigned as director of the Company. During October 2006, the Company determined that the operations of Teda BJ were impaired due to the limited control the Company had in the current operations upon the resignation of Zhiying Chang. Management has determined that the costs associated with this subsidiary are in excess of any future profitable operations and has classified the assets, liabilities and operations as discontinued.

Net loss. We had a net loss of $2,051,455 in 2005. Our net loss in 2006 was $4,468,706, which represented an increase of $2,417,251 or 118% from 2005. The increase in net loss was primarily a result of a $680,155 or 76% decrease in property management revenues from year to year, as well as a $2,818,155 or 114% increase in professional fees, payroll and other selling, general and administrative expenses in 2006 compared to 2005. The increase in loss was offset, however, by a $975,219 increase in gain on discontinued operations in 2006 compared to 2005.

CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Provided by and Used in Operations

During 2006, we continued to incur a net cash outflow from operations. Our net cash used in operating activities was $2,318,366. We also incurred net cash outflow from investing activities. Our net cash used in investing activities was $3,898,847. We made up the shortfall in operating cash and investing cash by generating $9,026,337 in net cash from our financing activities, mainly from stock issued under private placements.

Working Capital Requirements

As of December 31, 2006 we had $2,898,523 in cash and our current assets totaled $3,648,946. Our current liabilities were $1,011,780 and we had net working capital of $2,637,166.

Capital Expenditures

We continue to seek opportunities to enter new markets, increase market share or broaden service offerings through acquisitions. During 2006, we acquired assets of $90,888, which was financed through working capital. As of December 31, 2006, we have no other significant capital expenditure commitments other than the right to install 120 roadside LED panels in the Changning district of Shanghai pursuant to a business agreement with Guiding Media. Subsequent to the year end, the Company obtained the rights to install further LED panels and two mega-sized digital billboards in the Huangpu district of Shanghai, Nanjing and Wuhan. As of March 19, 2002, including the LED panels in Changning, we have the rights to install a total of 540 roadside LED panels and 2 mega-sized digital billboards in China (the “Projects”). See Item I, Description of Business.  We foresee the following major outlay for capital expenditures and other reasonably likely cash requirements apart from those arising from its day-to-day operations. On January 31, 2007, the Company consummated the acquisition of Quo Advertising pursuant to an agreement (the “Agreement”) with Lina Zhang and Qinxiu Zhang (the “Seller”) dated January 24, 2007. According to the Agreement, the Company is obliged to pay the Seller an aggregate of HK$500,000 (US$64,000) in cash and issue to them an aggregate of 300,000 shares of the Company’s common stock. The Company estimates that the capital investment including installation costs for each roadside LED panel is approximately $25,000 to $30,000, while that for each mega-sized digital billboard is about $800,000 to $1,000,000. As such, the total capital expenditure for the Projects will be approximately $17 million. In addition to the funds raised through private placements in 2006, the Company is considering issuing new shares as well as arranging debt instruments to finance the Projects.  The Company’s rights to install the panels are not subject to a detailed installation timetable, so we are not under any time pressure to raise the finance for these capital expenditure.

APPOINTMENT OF DIRECTORS AND PRINCIPAL OFFICERS

Effective March 23, 2006, Godfrey Chin Tong Hui resigned as Chief Financial Officer of the Company. Mr. Hui, Chief Executive Officer, acted as interim Chief Financial Officer until the appointment of Dr. Daley Mok.

On March 23, 2006, the Board of Directors of the Company appointed Benedict Fung as the President of the Company and Daley Mok as the Chief Financial Officer and Principal Accounting Officer of the Company.

On May 3, 2006 the Board of Directors of the Company appointed Stanley Chu and Raymond Chan as directors of the Company.

On June 27, 2006, the Board of Directors of the Company appointed Daniel So as the Managing Director and Stanley Chu as the General Manager of the Company.

On September 25, 2006, the Board of Directors of the Company appointed Daley Mok to fill a vacancy in the Board.

MATERIAL SUBSEQUENT EVENTS

On December 22, 2006, a majority of the stockholders of the Company approved an amendment to the Company’s Articles of Incorporation, to increase the number of authorized shares of common stock from 100,000,000 to 800,000,000. In March 2007, the Company filed a Certificate of Amendment to the Articles of Incorporation to amend the Articles of Incorporation to give effect to the amendment.

On January 31, 2007, the Company consummated the acquisition of control of Shanghai Quo advertising Company Limited ("Quo Advertising"), an advertising agency headquartered in the PRC pursuant to an agreement with Lina Zhang and Qinxiu Zhang (the “Sellers”) dated January 24, 2007. The Company paid the Sellers HK$7.5 million (approximately US$64,000 and 300,000 shares of the Company’s restricted common stock at a fair value of approximately US$897,500) for an aggregate of 100% of the shares of capital stock of Quo Advertising. The Sellers hold the equity securities of Quo Advertising in trust for the benefit of the Company. The relevant agreements regarding the acquisition are governed by PRC law.

On February 7, 2007, Quo Advertising entered into a business agreement with Shanghai Zhong Ying Communication Engineering Company Limited to construct, manage and operate up to 200 roadside LED video panels in the Huangpu District of Shanghai, China for 20 years. The agreement is governed by PRC law.

On February 9, 2007, Quo Advertising entered into a business agreement with Nanjing Yiyi Culture Advertising Company Limited to construct, manage and operate up to 100 roadside LED video panels in the City of Nanjing, China for 20 years. The agreement is governed by PRC law.

On March 1, 2007, Quo Advertising entered into a business agreement with Wuhan Xin An Technology Development Company Limited to construct, manage and operate 120 roadside LED video panels and 2 mega-sized digital billboards in the City of Wuhan, China for 8 years. The agreement is governed by PRC law.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including but not limited to those related to income taxes and impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Based on our ongoing review, we plan to adjust to our judgments and estimates where facts and circumstances dictate. Actual results could differ from our estimates.

We believe the following critical accounting policies are important to the portrayal of our financial condition and results and require our management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain.

(i) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over estimated the useful life of the assets from three to thirty-nine years. Repairs and maintenance on property and equipment are expensed as incurred.

(ii) Revenue Recognition

In relation to hotel and resort management service, the Company recognizes revenue in the period when the services are rendered and earned, and collection is reasonably assured.

In relation to travel agency services, the Company recognizes service based revenue when the services have been performed. Tianma offers independent leisure travelers bundled packaged-tour products, which include both air-ticketing and hotel reservations. Tianma’s packaged-tour products cover a variety of domestic and international destinations.

Tianma organizes inbound and outbound tour and travel packages, which can incorporate, among other things, air and land transportation, hotels, restaurants and tickets to tourist destinations and other excursions. Tianma books all elements of such packages with third party service providers, such as airlines, rental car companies and hotels, or through other tour package providers and then resells such packages to its clients. A typical sale of tour services is as follows:

1.

Tianma, in consultation with sub-agents, organizes a tour or travel package, including making reservations for blocks of tickets, rooms, etc. with third party service providers. Tianma may be required to make deposits, pay all or part of the ultimate fees charged by such service providers or make legally binding commitments to pay such fees at this time. For air-tickets, Tianma normally books a block of air-tickets with airlines in advance and pays full amount to reserve seats before any tours are formed. The air tickets are usually valid for a certain period of time. If the pre-packaged tours do not materialize and are eventually not formed, Tianma will have to sell the air-tickets to other travel agents or customers. For hotels, meals and transport, Tianma usually pays 50-60% deposit upfront. After completion of tours, the remaining balance will be settled.

2.	Tianma, through its sub-agents, advertises tour and travel packages at the price set by Tianma and sub-agents.

3.	Customers approach Tianma or its appointed sub-agents to book an advertised packaged tour.

4.	The customers pay a deposit to Tianma directly or through its appointed sub-agents.

5.

When the minimum required number of customers (which number is different for each tour based on the elements of the tour and the costs of the tour) for a particular tour is reached, Tianma will contact the customers for tour confirmation and request for full payment. All payments received by the appointed sub-agents are paid to Tianma prior to the commencement of the tours.

6.	Tianma will then make or finalize corresponding bookings with outside service providers such as airlines, bus operators, hotels, restaurants, etc. and pay any unpaid fees to such providers.

Tianma is the principal in such transactions and is the primary obligor to the third party providers, regardless of whether it has received full payment from its customers. In addition, Tianma is also liable to the customers for any claims relating to the tours, such as accidents or tour services. Tianma has adequate insurance coverage for accidental loss arising during the tours. The company utilizes a network of sub-agents who operate strictly in Tianma’s name and can only advertise and promote the business of Tianma with the prior approval of Tianma.

(iii) Foreign Currency Translation

The Company’s assets and liabilities that are denominated in foreign currencies are translated into the currency of United State dollars using the exchange rates at the balance sheet date. For revenues and expenses, the average exchange rate during the year was used to translate Hong Kong dollars and Chinese renminbi into United States dollars. Capital accounts were translated at their historical exchange rates when the capital transactions occurred. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholder’s equity as other comprehensive income or (loss). Foreign currency transaction gains and losses are included in consolidated income (loss).

(iv) Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share based payment transactions. SFAS 123R applies to all awards granted after the effective date and were modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the annual reporting period that began December 15, 2005.

Prior to December 15, 2005, the Company accounted for its stock plans under the provisions of APB No.25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB Opinion No. 25” (“FIN No. 44”) and made pro forma footnote disclosures as required by Statement of Financial Accounting.

Standards (SFAS) No. 148, “Accounting For Stock-Based Compensation – Transition and Disclosure”, which amends SFAS No. 123, “Accounting For Stock-Based Compensation”. The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”), effective December 15, 2005 using a modified prospective application, as permitted under SFAS 123(R). Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expenses for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) requires that the cost resulting from all share based payment transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share based payment arrangements and requires us to apply a fair value based on an accounting method for all share based payment transactions with employees.

The modified prospective transition method of SFAS No. 123R requires the presentation of pro forma information for periods presented prior to the adoption of SFAS No. 123R. Net income and net income per share of the Company includes stock options issued to employees under the fair value method of SFAS No. 123. For pro forma purposes, fair value of stock option was estimated using the Black-Scholes option valuation model. The fair value of all of the Company’s share-based awards was estimated assuming no expected dividends and estimates of expected life, volatility and risk-free interest rate at the time of grant.

For the year ended December 31, 2006, the Company recognized $2,231,656 as expenses for stock, options and warrants issued to consultants and employees.

(v) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(vi) Long-Lived Assets

The Company accounts for long lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long lived assets, goodwill and certain identifiable intangible assets held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

NEW PRONOUNCEMENTS

SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3 (“SFAS 3”). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to apply all accounting changes made in fiscal years after December 15, 2005. The Company’s expected adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which amends SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities (“SFAS 133”) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that it is a derivative instrument. The Company is currently evaluating the impact of this new Standard, but believes that it will not have an impact on the Company’s financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertain tax positions. This interpretation indicates the tax effects from an uncertain tax position can be recognized in the Company’s financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

In September 2006, FASB issued Statement 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning November 15, 2007. The Company is currently evaluating the impact of adopting FASB Statement 157 on its financial statements.

In September 2006, FASB issued Statement 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amend FASB Statements No. 87, 88, 106 and 132(R). This statement requires employers to recognize the status of a defined benefit postretirement plan as an asset or liability in its financial statements and to recognize changes in that status in the year in which the changes occur. The effective date for the Company would be for any full fiscal years ending after December 15, 2006. The Company is currently evaluating the impact of adopting FASB Statement 158 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will become effective for us on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

ITEM 7 .	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are attached to this Annual Report on Form 10-KSB as Appendix A. The report of Company’s Independent Auditor appears at Page F-1 through F-2 hereof, the Financial Statements of the Company appear at Page F-3 through F-24 hereof.

ITEM 8 .	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A .	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this annual report, being December 31, 2006, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures (“Disclosure Controls”), and (ii) our internal control over financial reporting (“Internal

Controls”). This evaluation (“Evaluation”) was performed by our Chief Executive Officer and our Chief Financial Officer in consultation with our accounting personnel.

Based upon the Evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report, our Disclosure Controls are effective. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

ITEM 8B .	OTHER INFORMATION

None.

PART III

ITEM 9 .	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer of the Company.

Name	Age	Position

Godfrey Hui	47	Chairman and Chief Executive Officer
Daley Mok	46	Director and Chief Financial Officer
Daniel So	51	Vice Chairman and Managing Director
Benedict Fung	58	President
Raymond Chan	51	Director
Stanley Chu	30	Director and General Manager

Each Director will hold office until the next annual meeting of stockholders and until his successor has been elected and qualified.

Godfrey Chin Tong Hui has been a Director and the Chief Executive Officer of the Company since April 2002. Mr. Hui began his career in the hotel industry in 1985. He has worked for several international and regional hotel groups becoming one of the top hotel professionals in the Greater China Area. From November 1998 through March 2000, Mr. Hui was responsible for management and financial issues at Hopewell Holdings Limited, where he worked in various capacities including Director of Operations, Finance and Development of the Hotel Division, Executive Assistant to the Chairman, Chairman of the Executive Committee, and Group Financial Controller of Hopewell Holdings Limited. From June 1993 through November 1998, Mr. Hui was involved in hotel management for Mega Hotels Management Limited, where he served as Director of Finance, Development and Operations. Mr. Hui holds a Bachelor’s Degree in Business Management and a Master’s Degree in Finance and Investment.

Daley Mok joined the Company on January 3, 2006. He was appointed as Chief Financial Officer on March 23, 2006 and Director on September 25, 2006. Prior to joining the Company, Dr. Mok served as Director of DM Services, a business consulting firm from March 2001 to January 2006. Dr. Mok started his career in auditing with Peat Marwick, before progressing to the commercial field. Having worked in Hong Kong and Australia, Dr. Mok has gathered over twenty years experience in multinational companies including the Swire Group, the CLP Group, Digital Equipment Corporation, CDH Properties, the Grosvenor Shaw Group and the Grass Valley Group. Dr. Mok is a qualified accountant with memberships in the Hong Kong Institute of Certified Public Accountants and CPA Australia. He holds a doctoral degree in business administration, as well as a master’s degree in international business law.

Daniel Kuen Kwok So has been a Director of the Company since December 28, 2005. Mr. So was appointed as the Managing Director of the Company on June 27, 2006. Mr. So started his career in China in early 1980 when the country just began economic reforms. His career spans a very diverse area of interests covering semiconductor, electronics, computer manufacturing, computer applications, software and system development, telecommunication, datacom, medical and health, retail and property development. He was the CEO of Wangfujing Plaza and ChangAn Wangfujing Building in Beijing which are developments in the heart of Beijing, as well as the Vice Chairman and founder of the Chess Technology Group. Mr. So holds a zoology degree from the Washington State University.

Benedict Fung joined the Company on January 3, 2006 and was appointed as President on March 23, 2006. Prior to joining the Company, Mr. Fung served as Director and Chief Financial Officer of Masterpipings Holdings Limited from March 2003 to January 2006. From March 2001 to March 2003, Mr. Fung served as a Director and Vice President, Finance of AIC Asia Int’l Corporation. Mr. Fung has been active in the hospitality industry for more than twenty years working as Executive Vice President/Executive Director in various international hotel chains and publicly-listed hotel investment companies including Mandarin Oriental, Hyatt International, the Peninsula Hotel Group, Regal International Hotels, STDM Hotels (Macau) and the Miramar Hotel Group. He holds a degree in hospitality management and is member of the British Association of Hospitality Accountants and International Association of Hospitality Accountants USA.

Stanley Chu joined the Company as Director on May 3, 2006 and was appointed as General Manager on June 27, 2006. Mr. Chu worked in various commercial banks in San Francisco before returning to Asia. In 2004, Mr. Chu joined Librett Group in Beijing as Vice President in Business Development. He was responsible for identifying profitable projects, bringing in investors/funds to potential projects, maximizing investors’ return by implementing dynamic business strategies and acquiring companies or projects with outstanding growth potential. During the time in Beijing, Mr. Chu was involved in many potential investment projects throughout China including real estate projects, retail operation & franchising, food & beverage franchising, brand building & value adding, and consultation services in funding & investment banking. Mr. Chu was graduated from the University of San Francisco with a Bachelor of Science Degree in International Business.

Raymond Chan joined the Company as Director on May 3, 2006. Mr. Chan has extensive experience in various business areas including property, jewelry and various industrial and technological investments in the greater China region. During the last five years, Mr. Chan has also served as a director of a number of companies including Synergie Group Limited, Wangfujing Plaza Limited and Syntech Technology Limited.

There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

Involvement in Certain Legal Proceedings

The Company’s 55%-owned subsidiary, Tianma, was a defendant to proceedings brought in Guangzhou Yuexiu District Court. The proceedings were finalized on October 9, 2006. The facts surrounding the proceeding were as follows:

Guangdong Yongan Travel Agency (“Yongan”) arranged a local tour in April 2001. Yongan rented a car from an agent of Tianma but the car did not belong to Tianma. A car accident happened during the tour, causing 20 injuries and one death. Guangzhou Police issued a proposed determination on the responsibilities of the accidents on May 18, 2001. The proposal determined that the driver who used a non-functioning car was fully liable for the accident. Those tourists sued Yongan for damages and Guangzhou Intermediate People’s Court made a final judgment in 2004 that Yongan was liable and Yongan paid approximately RMB2.2 million (US$275,000) to the injured. In 2005, Yongan sued the agent of Tianma, Tianma and the car owner. In October 2006, the Guangzhou Yuexiu District Court made a judgment that the agent was liable to pay RMB2.1 million (US$262,500) plus interest for damages. Tianma and the car owner have joint-and-several liabilities.

Tianma is now appealing the court’s decision. The Company believes that the chance of overturning the court decision is high. In addition, the Company has been indemnified for any future liability upon the acquisition by the prior owners of Tianma.

Except for the above, our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

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

Corporate Governance Matters

Audit Committee. The Board of Directors has not yet established an audit committee, and the functions of the audit committee are currently performed by our Chief Financial Officer, with assistance by expert independent accounting personnel and oversight by the entire board of directors. We are not currently subject to any law, rule or regulation requiring that we establish or maintain an audit committee. We may establish an audit committee in the future, if the board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

Board of Directors Independence. Our Board of Directors consists of five members. We are not currently subject to any law, rule or regulation requiring that all or any portion of our board of directors include ”independent” directors. None of the members of the board of directors is “independent” as defined under the rules of the NASDAQ Stock Market.

Audit Committee Financial Expert. Our Board of Directors has determined that it does not have a member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Code of Ethics. A Code of Business Conduct and Ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) the prompt reporting violation of the code and (e) accountability for adherence to the Code. We are not currently subject to any law, rule or regulation requiring that we adopt a Code of Ethics However, we have adopted a code of ethics that applies to our principal executive officer, chief financial officer, principal accounting officer or controller, or persons performing similar functions. Such code of ethics will be provided to any person without charge, upon request, a copy of such code of ethics by sending such request to us at our principal office.

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

ITEM 10 .	EXECUTIVE COMPENSATION

The table below sets forth information concerning compensation paid to Directors of the Company in 2006. Except for Mr. Hui, none of the Company’s executive officers had annual compensation exceeded $100,000 (U.S.) in 2005.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Godfrey Chin Tong Hui, Chairman of the Board, Chief Executive Officer	2006	$107,692	$79,487	$23,400	(1)	$1,538	(2)	$16,923	(3)	$229,040
Daniel Kuen Kwok So, Vice Chairman and Managing Director	2006	$44,872	$37,286	$44,793	(1)	$1,538	(2)	$—	(3)	$128,489
Daley Mok, Director and Chief Financial Officer	2006	$76,923	$19,231	$7,800	(1)	$1,538	(2)	$—	(3)	$105,492

(1) Mr. Hui received 150,000 shares of common stock of the Company in 2006 pursuant to the terms of his employment agreement. Mr. So received 117,260 shares of common stock of the Company in 2006 pursuant to the terms of his employment agreement. Dr. Mok received 50,000 shares of common stock of the Company in 2006 pursuant to the terms of his employment agreement.

(2) Contribution paid by the Company into a mandatory pension fund for the benefit of the directors.

(3) Tax allowance paid by the Company for personal income taxes on behalf of Mr. Hui. All other perquisites and other personal benefits received by Mr. Hui in the aggregate were less than $10,000.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

(A) Our Chief Executive Officer, Godfrey Hui, was a party to a renewed employment agreement with our subsidiary NCN Group Management Limited, effective January 1, 2006, whereby Mr. Hui serves as the Chief Executive Officer of such subsidiary. The agreement did not contain a definitive termination date and is terminable by NCN Group Management Limited on three months’ notice. Mr. Hui was entitled to a monthly salary of HK$70,000 ($8,974) and was eligible for an annual bonus of HK$400,000 ($51,282) after completion of one calendar year of service. Such bonus would be paid on a pro-rata basis for the first calendar year from the date of employment until the end of the last day of that calendar year. Mr. Hui was also eligible to receive 150,000 shares of common stock of the Company following each of his first two full years of employment. During the period, $23,400 was recognized as expense.

(B) Our Chief Financial Officer, Daley Mok, was also a party to an employment agreement with our subsidiary NCN Group Management Limited, dated January 3, 2006, whereby Dr. Mok serves as the Chief Financial Officer of such subsidiary. The agreement did not contain a definitive termination date and is terminable by NCN Group Management Limited on one-month notice. Dr. Mok wais entitled to a monthly salary of HK$50,000 ($6,410) and was eligible to be paid bonuses, from time to time, at the discretion of NCN Group Management Limited’s Board of Directors, of cash, stock or other valid form of compensation. Dr. Mok was also eligible to receive 50,000 shares of common stock of the Company following each of his first two full years of employment. During the period, $7,800 was recognized as expense.

(C) Our Managing Director, Daniel So, was also a party to an employment agreement with our subsidiary NCN Group Management Limited, dated June 27, 2006, whereby Mr. So serves as the Managing Director of such subsidiary. The agreement did not contain a definitive termination date and was terminable by NCN Group Management Limited on one-month notice. Mr. So was entitled to a monthly salary of HK$50,000 ($6,410) and was eligible for an annual bonus of HK$250,000 ($32,051) after completion of one calendar year of service. Such bonus would be paid on a pro-rata basis for the first calendar year from the date of employment till the end of the last day of that calendar year. Mr. So was also eligible to receive 200,000 shares of common stock of the Company following each of his first two full years of employment. During the period, $44,793 was recognized as expense.

(D) Our President, Benedict Fung, was also a party to an employment agreement with our subsidiary NCN Group Management Limited, dated January 3, 2006, whereby Mr. Fung serves as the President – Corporate Development of such subsidiary. The agreement did not contain a definitive termination date and was terminable by NCN Group Management Limited on one-month notice. Mr. Fung was entitled to a monthly salary of HK$40,000($5,128) and was eligible to be paid bonuses, from time to time, at the discretion of NCN Group Management Limited’s Board of Directors, of cash, stock or other valid form of compensation. Mr. Fung was also eligible to receive 60,000 shares of common stock of the Company following each of his first two full years of employment. During the period, $9,360 was recognized as expense.

(E) Our General Manager, Stanley Chu, was also a party to an employment agreement with our subsidiary NCN Group Management Limited, dated June 27, 2006, whereby Mr. Chu serves as the General Manager of such subsidiary. The agreement did not contain a definitive termination date and is terminable by NCN Group Management Limited on one-month notice. Mr. Chu was entitled to a monthly salary of HK$35,000 ($4,487)

and was eligible for an annual bonus of HK$100,000 ($12,821) after completion of one calendar year of service. Such bonus would be paid on a pro-rata basis for the first calendar year from the date of employment till the end of the last day of that calendar year. Mr. Chu was also eligible to receive 100,000 shares of common stock of the Company following each of his first two full years of employment. During the period, $22,397 was recognized as expense.

Effective January 1, 2007, the employment contracts of all officers and directors were revised such that no officers or directors will be entitled to any bonus shares. Instead, all officers and directors are eligible to participate in the 2007 Stock Option/Stock Issuance Plan.

Other than as described above, we have no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any executive officer or director of the Company, which would in any way result in payments to any such person because of his resignation, retirement or other termination of employment with the Company, any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the value of all equity incentive plan stock awards awarded to the Company’s officers and directors, at the fiscal year end, December 31, 2006. The Company's officers and directors had no unexercised option awards at the fiscal year end.

	Stock Awards
Name	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Godfrey Chin Tong Hui, Chairman of the Board and Chief Executive Officer	150,000	690,000
Daniel Kuen Kwok So, Vice Chairman and Managing Director	117,260	539,396
Daley Mok, Director and Chief Financial Officer	50,000	230,000
Benedict Fung, President	60,000	276,000
Stanley Chu, Director and General Manager	58,630	269,698

Director Compensation

No compensation was paid or payable to the directors for their services as directors of the Company in 2006

ITEM 11 .	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information as of December 31, 2006 regarding the beneficial ownership of our common stock, (a) each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) each director known to hold common stock; (c) the Company’s chief executive officer; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 67,300,718 shares of common stock outstanding as of December 31, 2006. Unless otherwise identified, the address of the directors and officers of the Company listed above is 21/F, Chinachem Century Tower, 178 Gloucester Road, Wanchai, Hong Kong.

NAME AND ADDRESS OF BENEFICIAL OWNER(1)	AMOUNT OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS OF STOCK OUTSTANDING

Officers and Directors
Godfrey Chin Tong Hui	939,290 (1)	1.4% (1)
Daley Mok	0	0.0%
Daniel Kuen Kwok So	341,751	0.5%
Benedict Fung	0	0.0%
Raymond Chan	0	0.0%
Stanley Chu	200,000	0.3%
All Officers and Directors as a Group (three persons)	1,481,041 (1)	2.2% (1)

5% Beneficial Owners
Bloompoint Investment Limited	21,000,000	31.2%

(1)

Godfrey Chin Tong Hui, Director and Chief Executive Officer of the Company, directly owns 400,000 shares of the Company’s common stock and 100% of the issued and outstanding common stock of his personal holding company, New Nature Development Limited, which in turn was the record owner of 539,290 shares of the Company’s common stock as of December 31, 2006.

ITEM 12 .	CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

Related Transactions

During the last two fiscal years, we have not entered into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of our capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest. There are transactions presently proposed, except as follows:

(1)           During the fiscal years ended December 31, 2006 and 2005, the Company received $100,478 and $448,027, which accounted for 47% and 50% of revenues from hotel management, respectively, from two properties hotels managed by the Company that are owned by the Company’s Joint Venture Partner.

(2)           During the years ended December 31, 2006 and 2005, the Company paid rent of $47,489 and $34,743 respectively for office premises leased from a director and stockholder.

Director Independence

During 2006, none of the members of our Board of Directors were independent under the relevant Marketplace Rules of The NASDAQ Stock Market LLC.

PART IV

ITEM 13 .	EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)	The following financial statements are filed as a part of this Form 10-KSB in Appendix A hereto:

i.	Report of Independent Registered Public Accounting Firms

ii.	Consolidated balance sheet as of December 31, 2006

iii.	Consolidated statements of operations and comprehensive loss for the years ended December 31, 2006 and 2005

iv.	Consolidated statement of changes in shareholders’ equity for the years ended December 31, 2006 and 2005

v.	Consolidated statements of cash flows for the years ended December 31, 2006 and 2005

vi.	Notes to consolidated financial statements for the years ended December 31, 2006 and 2005

(b)	The following Exhibits are filed as part of this Report on Form 10-KSB:
Exhibit No.	Description

2.1

Agreement for Sale and Purchase Certain Interests in the Registered Capital of Landmark International Hotel Group Limited, dated October 8, 2004 is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on October 28, 2004.

2.2

Release and Settlement Agreement, dated August 20, 2005 between TEDA International Hotel Development, Woodfine Consultants, Ltd., Linkrich Enterprise Investment, Ltd., and Teda Travel Group, Inc., is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on August 23, 2005.

2.3

Completion of disposal of its 35% ownership interest in the joint venture Tianjin Teda Yide Industrial Company Limited pursuant to an Agreement for the Purchase and Sale of Stock with Far Coast Asia Limited, dated April 29, 2006 is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2006.

2.4

Consulting Services Agreement entered into on September 15, 2006, between NCN Group Limited, Parkson Investments Limited and Linmark Investments Limited is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on September 15, 2006.

2.5

Common Stock Purchase Agreement, dated September 15, 2006, between Registrant and SYWG-Aizawa Chinese Equity Prospective for Listing Fund is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on September 15, 2006.

2.6

Common Stock Purchase Agreement, dated October 20, 2006, between Registrant and Lee Wing On Samuel is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on October 20, 2006.

2.7

Common Stock Purchase Agreement, dated October 28, 2006, between Registrant and Wong Chun Chun Charles is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on October 28, 2006.

2.8

Common Stock Purchase Agreement, dated November 15, 2006, between Registrant and Southern Territories Group is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2006.

2.9

Common Stock Purchase Agreement, dated November 16, 2006, between Registrant and Leung Chi Wah Earnest is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on November 16, 2006.

2.10

Agreement dated November 26, 2006 between NCN Media Services Limited, Guiding Media Advertising Limited and the shareholders of the Guiding Media to manage LED outdoor project in Changning district of Shanghai, China is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on November 29, 2006.

3.1	Articles of Incorporation are incorporated herein by reference from Registrant’s Report on Form 10-SB12G/A filed with the SEC on January 24, 2000.
3.2	By-laws are incorporated herein by reference from Registrant’s Report on Form 10-SB12G/A filed with the SEC on January 24, 2000.
3.3	Amendment to Articles of Incorporation incorporated herein by reference from Registrant’s Definitive Information Statement on Schedule 14C filed with the SEC on March 26, 2004.
3.4

Amended and Restated By-Laws for TEDA Travel Group, Inc., adopted on January 10, 2006, is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on January 18, 2006.

3.5

Change of its corporate name from Teda Travel Group, Inc. to Network CN Inc. effective on August 1, 2006 and change of its trading symbol on the OTC Bulletin Board from “TTVL” to “NWCN” effective on August 15, 2006 is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on August 21, 2006.

3.6

Amendment of the Company’s Article of Incorporation to increase the authorized number of common stock, $0.001 par value, from 100,000,000 shares to 800,000,000 shares on December 29, 2006. In January 2007, the Company filed a Certificate of Amendment to the Article of Incorporation to amend the Articles of Incorporation to give effect to the amendment is incorporated herein by reference from Registrant’s Schedule 14C filed with the SEC on December 29, 2006.

4.1	TEDA Travel Group, Inc. 2004 Stock Incentive Plan is incorporated herein by reference from Registrant's Current Report on Form S-8 filed with the SEC on April 22, 2004.
10.1

Agreement and Plan of Share Exchange, dated as of March 10, 2004 entered into by and among Teda Hotels Management Company Limited, and Teda Travel Incorporated and Acola Corp., a Delaware corporation is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2004.

10.2

Common Stock Purchase Agreement, dated February 9, 2006, between TEDA and Bloompoint Investment, Ltd. is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2006.

10.3

Stock Transfer Agreement between Youwei Zheng and NCN Management Services Limited for acquisition of 55% equity interest in Guangdong Tianma International Travel Service Co., Ltd., dated June 16, 2006 is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2007.

10.4

Agreement for Nominee Shareholding between NCN Management Services and Youwei Zheng dated June 16, 2006 is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2007.

10.5

Letter of Guarantee Concerning the Obligation to Compensate between NCN Management Services and Youwei Zheng dated June 16, 2006 is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2007.

10.6	Declaration of Trust by Youwei Zheng dated June 16, 2006 is incorporated herein by reference from Registrant’s Current Report on Form 8-K with the SEC on March 30, 2007.
10.7	Letter of Resignation from Directorship by Youwei Zheng is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2007.
10.8	Letter of Resignation from acting as Legal Representative by Youwei Zheng is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2007.
10.9	Employment Agreement between NCN Group Management Limited and Daniel So, dated June 27, 2006 *
10.10	Employment Agreement between NCN Group Management Limited and Stanley Chu, dated June 27, 2006 *
10.11

Stock Transfer Agreement between Lina Zhang, Qinxiu Zhang and Crown Winner International Limited for acquisition of 100% equity interest in Shanghai Quo Advertising Co Limited, is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on January 25, 2007.

10.12

Agreement for Nominee Shareholding between Crown Winner International Limited and Lina Zhang dated January 24, 2007 is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2007.

10.13

Agreement for Nominee Shareholding between Crown Winner International Limited and Qinxiu Zhang dated January 24, 2007 is incorporated herein by reference from Registrant’s Current Report on Form 8-K with the SEC on March 30, 2007.

10.14

Letter of Guarantee Concerning the Obligation to Compensate between Crown Winner International Limited and Lina Zhang dated January 24, 2007 is incorporated herein by reference from Registrant’s Current Report on Form 8-Kwith the SEC on March 30, 2007.

10.15

Letter of Guarantee Concerning the Obligation to Compensate between Crown Winner and Qinxiu Zhang dated January 24, 2007 is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2007.

10.16	Declaration of Trust by Lina Zhang dated January 24, 2007 is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2007.
10.17	Declaration of Trust by Qinxiu Zhang dated January 24, 2007 is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2007.
10.18	Letter of Resignation from Directorship by Lina Zhang is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2007.
10.19	Letter of Resignation from Directorship by Qinxiu Zhang is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2007.
10.20	Letter of Resignation from acting as Legal Representative by Lina Zhang is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2007.
10.21

Business Joint Venture Agreement, between Shanghai Zhong Ying Communication Engineering Company Limited and Shanghai Quo Advertising Company Limited to manage LED outdoor project in Huangpu district of Shanghai, China is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2007.

10.22

Business Joint Venture Agreement, between Nanjing Yiyi Culture Advertising Company Limited and Shanghai Quo Advertising Company Limited to manage LED outdoor project in Nanjing is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2007.

10.23

Common Stock Purchase Agreement, dated February 27, 2007, between Registrant and Lo Chun Yu Toby is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on February 27, 2007.

10.24

Business Joint Venture Agreement, between Wuhan Xin An Technology Development Company Limited and Shanghai Quo Advertising Company Limited to manage LED outdoor project in Wuhan is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2007.

14.1

Code of Business Conduct and Ethics for Network CN Inc. as approved by the Board of Directors as of December 31, 2003, is incorporated herein by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on April 13, 2005.

21.2	List of Subsidiaries of the Registrant *
23.1	Consent of independent auditors Webb & Company, P.A.
23.2	Consent of independant auditors Jimmy C.H. Cheung & Co.
24.1	Power of Attorney (included in the Signatures section of this report)
31.1	Rule 13a-15(e)/15d-15(e) Certification by the Chief Executive Officer *
31.2	Rule 13a-15(e)/15d-15(e) Certification by the Chief Financial Officer *
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

  * Filed herewith.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Webb & Company, P.A., Certified Public Accountants, and Jimmy C.H. Cheung & Co., Certified Public Accountants, are our independent auditors engaged to examine our financial statements for the fiscal years ended December 31, 2005 and December 31, 2006. The following table shows the fees that we paid or accrued for the audit and other services provided by Webb & Company, P.A., and Jimmy C.H. Cheung & Co,. for the fiscal years ended December 31, 2006 and December 31, 2005.

	Years Ended December 31
	2006	2005
Audit Fees	$105,427	$36,462
Audit-Related Fees	--	--
Tax Fees	--	--
Other Fees	--	--

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

Audit-Related Fees

This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”. The services for the fees disclosed under this category include services relating to our registration statement and consultation regarding our correspondence with the SEC.

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

Date: March 30, 2007

NETWORK CN INC.
By: /s/ Godfrey Chin Tong Hui
Godfrey Chin Tong Hui
Chief Executive Officer

Each person whose signature appears below appoints Godfrey Chin Tong Hui his or her attorney-in-fact, with full power of substitution and re-substitution, to sign any and all amendments to this report on Form 10-KSB of Network CN Inc., and to file them, with all their exhibits and other related documents, with the Securities and Exchange Commission, ratifying and confirming all that their attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue of this appointment. In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Godfrey Chin Tong Hui	Director and Chief Executive Officer	March 30, 2007
Godfrey Chin Tong Hui

/s/ Daley Mok	Director and Chief Financial Officer	March 30, 2007
Daley Mok

/s/ Stanley Chu	Director	March 30, 2007
Stanley Chu

APPENDIX A

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firms, together with consolidated financial statements for the Company and subsidiary, including:

a.	Consolidated balance sheet as of December 31, 2006

b.	Consolidated statements of operations and comprehensive loss for the years ended December 31, 2006 and 2005

c.	Consolidated statements of changes in stockholders’ equity for the years ended December 31, 2006 and 2005

d.	Consolidated statements of cash flows for the years ended December 31, 2006 and 2005

e.	Notes to consolidated financial statements for the years ended December 31, 2006 and 2005

NETWORK CN INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006

NETWORK CN INC. AND SUBSIDIARIES

CONTENTS

PAGES	F-1 – F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

PAGE	F-3	CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2006

PAGE	F-4	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

PAGE	F-5	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

PAGE	F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

PAGES	F-7-F-24	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Network CN Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Network CN Inc. and Subsidiaries as of December 31, 2006, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain foreign, wholly owned or majority owned subsidiaries, which statements reflect total assets of $10.5 million and total revenue of $4.4 million. Those statements were audited by other accountants whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the certain foreign, wholly owned or majority owned subsidiaries, is based solely on the reports of other accountants.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Network CN Inc. and subsidiaries as of December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ WEBB & COMPANY, P.A.

WEBB & COMPANY, P.A.

Boynton Beach, Florida

March 29, 2007

1501 Corporate Drive, Suite 150 Boynton Beach, FL 33426
Telephone: (561) 752-1721 • Fax: (561) 734-8562
www.cpawebb.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Network CN Inc.

We have audited the consolidated balance sheet of NCN Group Limited and subsidiaries as of December 31, 2006 and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NCN Group Limited and subsidiaries as of December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Jimmy C.H. Cheung & Co

JIMMY C.H. CHEUNG & CO

Certified Public Accountants

Hong Kong

Date: March 19, 2007

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong Tel: (852) 25295500 Fax: (852) 28651067 Email: jchc@krestoninternational.com.hk Website: http://www.jimmycheungco.com

NETWORK CN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2006

ASSETS

CURRENT ASSETS
Cash	$2,898,523
Accounts receivable, net	394,762
Prepaid expenses and other current assets	355,661
Total Current Assets	3,648,946

PROPERTY AND EQUIPMENT, NET
Property and equipment, net	87,286
Total fixed Assets	87,286

OTHER ASSETS
Intangible rights, net	6,790,902
Total Other Assets	6,790,902

TOTAL ASSETS	$10,527,134

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,005,005
Capital lease payable	3,120
Current liabilities from discontinued operations	3,655
Total Current Liabilities	1,011,780

TOTAL LIABILITIES	1,011,780

MINORITY INTEREST	90,102

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued
and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 67,300,718
shares issued and outstanding	67,301
Additional paid-in capital	22,721,951
Deferred stock compensation	(2,845,000)
Accumulated deficit	(10,522,480)
Accumulated other comprehensive income	3,480
Total Stockholders’ Equity	9,425,252

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,527,134

See accompanying notes to consolidated financial statements.

NETWORK CN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

REVENUE
Revenue	$4,342,124	$446,236
Revenue – related parties	100,478	448,027
Revenue, Net	4,442,602	894,263

COSTS AND EXPENSES
Cost of tour services	4,231,952	-
Professional fees	3,260,103	1,078,449
Payroll	1,004,731	570,972
Management fees	-	30,769
Other selling, general and administrative	1,018,804	785,293
Total Costs and Expenses	9,515,590	2,465,483

LOSS FROM OPERATIONS	(5,072,988)	(1,571,220)

OTHER INCOME (EXPENSE)
Interest income	38,395	387
Interest expense	(1,416)	(16,833)
Other income	23,334	13,951
Total Other Income (Expense)	60,313	(2,495)

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(5,012,675)	(1,573,715)
Minority interest	24,657	365
Income taxes	(6,984)	(29,182)

NET LOSS FROM CONTINUING OPERATIONS	(4,995,002)	(1,602,532)

DISCONTINUED OPERATIONS
Loss from affiliate	-	(448,923)
Gain on disposal of affiliate	579,870	-
Loss from discontinued operations	(53,574)	-
Income (Loss) from discontinued operations	526,296	(448,923)

NET LOSS	$(4,468,706)	$(2,051,455)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	3,480	-
COMPREHENSIVE LOSS	$(4,465,226)	$(2,051,455)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED
Loss per common share from continuing operations	(0.10)	(0.07)
Earnings (Loss) per common share from discontinued operations	0.01	(0.02)
Net loss per common share - basic and diluted	$(0.09)	$(0.09)
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	52,489,465	21,749,484

 See accompanying notes to consolidated financial statements.

NETWORK CN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Preferred Stock		Common Stock		Additional Paid-In	Deferred Stock	Accumulated	Other
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Comprehensive Income	Total
Balance, December 31, 2004	-	-	21,667,885	$21,668	$4,612,757	$(574,852)	$(4,002,319)	$-	$57,254
Deferred stock compensation recognized	-	-	-	-	-	574,852	-	-	574,852
Stock issued to officers for services	-	-	4,000	4	1,996	-	-	-	2,000
Stock issued for services	-	-	175,000	175	122,325	(66,355)	-	-	56,145
Contributed Capital	-	-	-	-	3,350,000	-	-	-	3,350,000
Net Loss, 2005	-	-	-	-	-	-	(2,051,455)	-	(2,051,455)
Balance, December 31, 2005	-	-	21,846,885	21,847	8,087,078	(66,355)	(6,053,774)	-	1,988,796
Stock issued for private placement	-	-	42,086,333	42,086	9,615,959	-	-	-	9,658,045
Stock issued for acquisition	-	-	362,500	363	102,587	-	-	-	102,950
Stock issued for services	-	-	3,005,000	3,005	4,873,995	(2,845,000)	-	-	2,032,000
Contribution from a shareholder	-	-	-	-	16,781	-	-	-	16,781
Stock option/warrant issued to consultants	-	-	-	-	25,551	-	-	-	25,551
Deferred stock compensation recognized	-	-	-	-	-	66,355	-	-	66,355
Other comprehensive income	-	-	-	-	-	-	-	3,480	3,480
Net Loss, 2006	-	-	-	-	-	-	(4,468,706)	-	(4,468,706)
Comprehensive loss	-	-	-	-	-	-	-	-	(4,465,226)
BALANCE, DECEMBER 31, 2006	-	-	67,300,718	$67,301	$22,721,951	$(2,845,000)	$(10,522,480)	$3,480	$9,425,252

  See accompanying notes to consolidated financial statements.

NETWORK CN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,468,707)	$(2,051,455)
Loss from discontinued operations	53,574	-
	(4,415,133)	(2,051,455)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	289,148	256,466
Provision for impairment loss	214,600	-
Stock issued for services	66,355	632,997
Provision for bad debts	15,542	46,875
Loss from affiliate	-	448,923
Gain on disposal of affiliate - Discontinued Operations	(579,870)	-
Shares/Options issued to consultants	2,057,551	-
Minority interest	(8,081)	(365)
(Increase) decrease in:
Prepaid expenses	(7,306)	(20,850)
Accounts receivable	(134,659)	(79,992)
Increase (decrease) in:
Accounts payable and accrued expenses	276,626	487,840
Tax payable	-	23,044
Net Cash Used In Continuing Operations	(2,225,227)	(256,517)
Net Cash Used In Discontinued Operations	(93,139)	-
Net Cash Used In Operating Activities	(2,318,366)	(256,517)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiary, net of cash received	(807,959)	-
Purchase of property and equipment	(90,888)	(7,028)
Purchase of intangible rights	(6,000,000)	-
Sales proceeds from disposal of affiliate	3,000,000	-
Net Cash Used In Investing Activities	(3,898,847)	(7,028)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from related parties	(639,130)	620,220
Stock issued for cash	9,658,045	-
Due from directors	-	7,819
Loan from affiliate	-	(335,958)
Contribution from a shareholder	16,781	-
Payments on capital leases	(9,359)	(9,359)
Net Cash Provided by Financing Activities	9,026,337	282,722

EFFECT OF EXCHANGE RATE ON CASH	3,480	-

INCREASE IN CASH AND CASH EQUIVALENTS	2,812,604	19,177

CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	85,919	66,742

CASH AND CASH EQUIVALENTS - END OF YEAR	$2,898,523	$85,919

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$5,423	$15,785
Cash paid for income taxes	$19,450	$20,596

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 2005, the Company’s former parent forgave $3,350,000 in advances. The Company recorded the forgiveness as contributed capital. During 2006, the Company issued 362,500 shares of its common stock with a fair value of $102,950 as part of purchase consideration for acquisition of Tianma.

See accompanying notes to consolidated financial statements.

NETWORK CN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Nature of Operations and Organization and Basis of Presentation

On August 1, 2006, in order to reflect the Company’s vision under the expanded management team, the Company’s name changed to Network CN Inc.

Network CN Inc. and subsidiaries (the “Company”) include:

•     Network CN Inc., formerly Teda Travel Group Inc.

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

•     NCN Financial Services Limited (a wholly owned subsidiary of NCN BVI incorporated in the British Virgin Islands on May 10, 2006)

•     NCN Media Services Limited (a wholly owned subsidiary of NCN BVI incorporated in the British Virgin Islands on May 4, 2006)

•     NCN Hotels Investment Limited (a wholly owned subsidiary of NCN MS incorporated in the British Virgin Islands on November 1, 2001)

•     NCN Pacific Hotels Limited (a wholly owned subsidiary of NCN MS incorporated in the British Virgin Islands on July 6, 2006)

•     Teda (Beijing) Hotels Management Limited (“Teda BJ”, a wholly owned subsidiary of NCN BVI incorporated in the People’s Republic of China in November 2, 2004)

•     NCN Landmark International Hotel Group Limited (“NCN Landmark”, formerly Landmark International Hotel Group Limited, a 60% owned subsidiary of NCN BVI incorporated in the British Virgin Islands on August 17, 2004)

•     Landmark International Hotel Development Limited (“Landmark Development”, a 51% owned subsidiary of NCN Landmark incorporated in the British Virgin Islands on October 7, 2005)

•     Beijing NCN Landmark Hotel Management Limited (“BJ Landmark”, a wholly owned subsidiary of NCN Landmark incorporated in the People’s Republic of China on November 13, 2006) and

•     Guangdong Tianma International Travel Service Co., Ltd. (“Tianma”, a 55% owned subsidiary of NCN MS incorporated in the People’s Republic of China on November 23, 1985)

The Company provides management services to hotels and resorts located in China, and travel agency services in China.

(B) Principles of Consolidation

The accompanying consolidated financial statements for 2006 include the accounts of Network CN Inc., NCN BVI and its nine wholly owned subsidiaries, NCN BVI’s 60% owned subsidiary NCN Landmark, and NCN Landmark’s 51% owned subsidiary Landmark Development from October 7, 2005 and NCN Landmark’s 100% owned subsidiary Beijing NCN Landmark Hotel Management Limited from November 13, 2006 together with NCN MS’s 55% owned subsidiary Tianma from June 16, 2006.

The accompanying consolidated financial statements for 2005 include the accounts of Network CN Inc., NCN BVI and its two wholly owned subsidiaries, NCN HK and Teda BJ together with NCN BVI’s 60% owned subsidiary NCN Landmark, and NCN Landmark’s 51% owned subsidiary Landmark Development from October 7, 2005. The Company also accounts for NCN HK’s 35% investment in a sino-foreign joint venture in the PRC using the equity method until September 30, 2005 and under the cost method from October 1, 2005 to December 31, 2005.

All significant inter-company transactions and balances have been eliminated in the consolidation.

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

(D) Cash and Cash Equivalents

For the purpose of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(E) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets from three to thirty-nine years. Repairs and maintenance on property and equipment are expensed as incurred.

(F) Revenue Recognition

In relation to hotel and resort management service, the Company recognizes revenue in the period when the services are rendered and earned, and collection is reasonably assured.

In relation to travel agency services, the Company recognizes services-based revenue when the services have been performed. Tianma offers independent leisure travelers bundled packaged-tour products, which include both air-ticketing and hotel reservations. Tianma’s packaged-tour products cover a variety of domestic and international destinations.

Tianma organizes inbound and outbound tour and travel packages, which can incorporate, among other things, air and land transportation, hotels, restaurants and tickets to tourist destinations and other excursions. Tianma books all elements of such packages with third party service providers, such as airlines, rental car companies and hotels, or through other tour package providers and then resells such packages to its clients. A typical sale of tour services is as follows:

1.    Tianma, in consultation with sub-agents, organizes a tour or travel package, including making reservations for blocks of tickets, rooms, etc. with third party service providers. Tianma may be required to make deposits, pay all or part of the ultimate fees charged by such service providers or make legally binding commitments to pay such fees at this time. For air-tickets, Tianma normally books a block of air-tickets with airlines in advance and pays full amount to reserve seats before any tours are formed. The air tickets are usually valid for a certain period of time. If the pre-packaged tours do not materialize and are eventually not formed, Tianma will have to sell the air-tickets to other travel agents or customers. For hotels, meals and transport, Tianma usually pays 50-60% deposit upfront. After completion of tours, the remaining balance will be settled.

2.    Tianma, through its sub-agents, advertises tour and travel packages at the price set by Tianma and sub-agents.

3.    Customers approach Tianma or its appointed sub-agents to book an advertised packaged tour.

4.    The customers pay a deposit to Tianma directly or through its appointed sub-agents.

5.    When the minimum required number of customers (which number is different for each tour based on the elements of the tour and the costs of the tour) for a particular tour is reached, Tianma will contact the customers for tour confirmation and request for full payment. All payments received by the appointed sub-agents are paid to Tianma prior to the commencement of the tours.

6.    Tianma will then make or finalize corresponding bookings with outside service providers such as airlines, bus operators, hotels, restaurants, etc. and pay any unpaid fees to such providers.

Tianma is the principal in such transactions and is the primary obligor to the third party providers, regardless of whether it has received full payment from its customers. In addition, Tianma is also liable to the customers for any claims relating to the tours, such as accidents or tour services. Tianma has adequate insurance coverage for accidental loss arising during the tours. The company utilizes a network of sub-agents who operate strictly in Tianma’s name and can only advertise and promote the business of Tianma with the prior approval of Tianma.

(G) Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed by dividing the net income (loss) applicable to common stock stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares including the dilutive effect of common share equivalents then outstanding.

(H) Foreign Currency Translation

The Company’s assets and liabilities that are denominated in foreign currencies are translated into the currency of United State dollars using the exchange rates at the balance sheet date. For revenues and expenses, the average exchange rate during the year was used to translate Hong Kong dollars and Chinese renminbi into United States dollars. Capital accounts were translated at their historical exchange rates when the capital transactions occurred. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholder’s equity as other comprehensive income or (loss). Foreign currency transaction gains and losses are included in consolidated income (loss).

(I) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including accounts receivable, other current assets, account payable, capital lease and accrued interest approximate fair value due to the relatively short period to maturity for these instruments.

(J) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(K) Long-Lived Assets

The Company accounts for long lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purposes of evaluating the recoverability of long lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

(L) Concentration of Credit Risk

The Company maintains its cash in foreign bank deposit accounts, which at times may exceed insured limits. The Company has not experienced a loss in such accounts and believes it is not exposed to any significant credit risk. All of the Company’s assets and revenue are located in China.

(M) Business Segments

The Company’s operating segments are organized internally primarily by the type of services performed. The Company has two operating segments: property management and travel agency. The real estate investments segment has been discontinued since October 2005, and its sale was completed in April 2006.

(N) Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

Prior to December 15, 2005, the Company accounted for its stock plans under the provisions of APB No.25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB Opinion No. 25” (“FIN No. 44”) and made pro forma footnote disclosures as required by Statement of Financial Accounting.

Standards (SFAS) No. 148, “Accounting For Stock-Based Compensation – Transition and Disclosure”, which amends SFAS No. 123, “Accounting For Stock-Based Compensation”. The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), effective December 15, 2005 using a modified prospective application, as permitted under SFAS 123(R). Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires us to apply a fair value based measurement method in accounting for generally all share based payment transactions with employees.

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

For the year ended December 31, 2006, the Company recognized $2,231,656 as expenses for stock, options and warrants issued to consultants and employees. The details are shown as following:

Option/Warrant issued to consultants	$25,551
Stock issued to consultants	2,032,000
Bonus shares issued to employees	107,750
Deferred stock compensation recognized	66,355
$2,231,656

The Company did not issue any stock options during 2005 and therefore no proforma presentation is required under SFAS 148.

(O) Recent Accounting Pronouncements

SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3 (“SFAS 3”). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to apply to all accounting changes made in fiscal years beginning after December 15, 2005. The Company’s expected adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which amends SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities (“SFAS 133”) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that it is a derivative instrument. The Company is currently evaluating the impact of this new Standard, but believes that it will not have a material impact on the Company’s financial position.

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

In September 2006, FASB issued Statement 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amend FASB Statements No. 87, 88, 106 and 132(R). This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its financial statements and to recognize changes in that funded status in the year in which the changes occur. The effective date for the Company would be for any full fiscal years ending after December 15, 2006. The Company is currently evaluating the impact of adopting FASB Statement 158 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will become effective for us on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

NOTE 2	RECLASSIFICATION

The condensed consolidated statement of operations for the year ended December 31, 2005 has been reclassified to conform to the 2006 presentation. The reclassification did not have an effect on total revenues, total expenses, loss from operations, net loss and net loss per share.

NOTE 3	ACCOUNTS RECEIVABLE

	Accounts receivable were as follows at December 31, 2006:
	Accounts receivable	$410,304
	Less: allowance for doubtful accounts	(15,542)
		$394,762

	For the years ended December 31, 2006 and 2005, the Company recorded a provision for doubtful accounts of $15,542 and $46,875, respectively.

NOTE 4	PROPERTY AND EQUIPMENT

	Property and equipment as of December 31, 2006 consisted of the following:
	Computer equipment	$59,539
	Office furniture	58,380
	Vehicle	46,296
	Less: accumulated depreciation	(76,929)
		$87,286

	Depreciation expenses for the years ended December 31, 2006 and 2005 were $29,926 and $22,250 respectively.

NOTE 5	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	Accounts payable and accrued expenses were as follows at December 31, 2006:

Accounts payable	$370,596
Accrued professional service expenses	33,253
Accrued compensation and related expenses	272,128
Accrued expenses	188,515
Other payables	140,513
$1,005,005

NOTE 6   ACQUISITION

On June 16, 2006, the Company consummated the acquisition of a majority interest of Guangdong Tianma International Travel Service Co., Ltd. (“Tianma”), a travel agency headquartered in the Guangdong province of the People’s Republic of China pursuant to an agreement dated May 30, 2006. The Company paid HK$6.5 million ($833,333) in cash and issued 362,500 shares of the Company’s common stock with a fair value of $102,950 in exchange for 55% of the shares of capital stock of Tianma. The total consideration was $936,283.

The Company has allocated the purchase price to the assets acquired and liabilities assumed based on the estimated fair values as follows:

Current assets	$ 187,692
Property and equipment	398
Current liabilities	(67,709)
Intangible rights	815,902
Total purchase price	$ 936,283

Intangible rights is not subject to amortization, instead, annual review will be performed to access any possible impairment loss.

The results of operations of Tianma have been included in the Company’s consolidated statement of operations since the completion of the acquisition on June 16, 2006. The table below summarizes the unaudited pro forma information of the results of operations as though the acquisitions had been completed as of January 1, 2006.

Twelve Months Ended December 30, 2006
Revenues	$6,384,962
Gross profit	$250,975
Loss before income taxes and MI	$(4,472,161)
Net loss	$(4,460,575)
Net loss per share
Basic and diluted	$(0.08)

NOTE 7	INTANGIBLE RIGHTS

Intangible rights arose from the acquisition of Landmark in November 2004. As of December 31, 2006, in relation to the acquisition of Landmark in 2004, consist of the following:

Intangible rights	$702,661
Less: accumulated amortization	(507,469)
Less: provision for impairment loss	(195,192)
$-

Amortization expense for both the years ended December 31, 2006 and 2005 was $234,216.

The Company performed an assessment on intangible rights arising from the acquisition of Landmark and determined that there was an impairment loss of $195,192 as to the carrying value of the intangible rights in 2006.

Intangible rights represented the purchase of a project from Guiding Media Advertising Limited (“Guiding Media”), a company incorporated in the PRC and the shareholders of Guiding Media to manage and operate approximately 120 LED outdoor advertising panels in the Changning district of Shanghai, China for a 20-year period. The Company paid $6 million for the project. The amount is amortized over the project term of 20 years.

The following table set forth information for intangible rights subject to amortization and intangible rights not subject to amortization:

	2006	2005
Amortized intangible rights
Gross carrying amount	$6,702,661	$702,661
Less: accumulated amortization	(532,469)	(273,247)
Less: provision for impairment loss	(195,192)	-
Amortized intangible rights - net	5,975,000	429,414
Unamortized intangible rights	815,902	-
Intangible rights, net	$6,790,902	$429,414

The amortization expenses for intangible rights which are subject to amortization were $259,216 and $234,216 for the years ended December 31, 2006 and 2005,  respectively.

NOTE 8   COMMITMENTS AND CONTINGENCIES

(A) Operating Lease Agreements

The Company's principal place of business is located at Hong Kong. The Company leases office premises with monthly rental of $8,974 which expired in November 2009.

The Company’s 60%-owned subsidiary, BJ Landmark maintains an office in Beijing, China. The lease will expire in 2007.

The Company’s 55%-owned subsidiary, Tianma maintains an office in Guangzhou, China. The lease will expire in 2007.

Future minimum lease payments for the operating lease are as follows:

Year	Amount
2007	$133,472
2008	98,718
2009	85,256
$317,446

Rent expense under operating leases for the years ended December 31, 2006 and 2005 aggregated $76,106 and $34,743, respectively.

(B) Capital Leases

The Company leases a vehicle under a non-cancelable capital lease agreement. Future minimum lease payments under the capital leases are as follows as of December 31:

Year	Amount
2007	$3,541
Less: interest	(421)
Capital lease obligations – current	$3,120

The lease is guaranteed by property and equipment with a cost of $46,296 and a book value of $8,238.

(C) Contingent liabilities

The Company accounts for loss contingencies in accordance with SFAS 5 “Accounting for Loss Contingencies”, and other related guidelines. Set forth below is a description of certain loss contingencies as of December 31, 2006 and the management’s opinion as to the likelihood of loss in respect of loss contingency.

The Company’s 55%-owned subsidiary, Tianma, is a defendant to proceedings brought in the Guangzhou Yuexiu District Court. The proceedings were finalized on October 9, 2006. The facts surrounding the proceeding were as follows:

Guangdong Yongan Travel Agency (“Yongan”) arranged a local tour in April 2001. Yongan rented a car from an agent of Tianma but the car did not belong to Tianma. A car accident happened during the tour, causing 20 injuries and one death. Guangzhou Police issued a proposed determination on the responsibilities of the accidents on May 18, 2001. The proposal determined that the driver who used a non-functioning car was fully liable for the accident. Those tourists sued Yongan for damages and Guangzhou Intermediate People’s Court made a final judgment in 2004 that Yongan was liable and Yongan paid approximately RMB2.2 million (US$275,000) to the injured. In 2005, Yongan sued the agent of Tianma, Tianma and the car owner. In October 2006, the Guangzhou Yuexiu District Court made a judgment that the agent was liable to pay RMB2.1 million (US$262,500) plus interest for damages. Tianma and the car owner have joint-and-several liabilities.

Tianma is now appealing the court’s decision. The Company believes that the chance of overturning the court decision is high. In addition, the Company has been indemnified for any future liability upon the acquisition by the prior owners of Tianma. Accordingly, no provision has been made by the Company to the above claims as of December 31, 2006.

NOTE 9	EQUITY

(A) Stock Issued for Services

In April 2004, our Board of Directors and holders of a majority of our then outstanding common stock authorized and approved the 2004 Stock Incentive Plan. The purpose of the plan is to promote the best interests of the Company and its stockholders. The Company will provide a means of non-cash remuneration to selected eligible participants who contribute most to the operating progress and earning power of the Company and provide incentives to employees and directors by offering them an opportunity to acquire a proprietary interest in the Company.

Under the plan, we have reserved a total of 3,000,000 shares of our common stock for issuance upon exercise of incentive and non-qualified stock options, stock bonuses and rights to purchase awarded from time-to-time, to our officers, directors, employees and consultants. As of December 31, 2006, 525,000 shares were issued under the plan to consultants and no options, warrants or other rights have been granted or are outstanding under the plan. A registration statement on Form S-8 was filed with the SEC with respect to 2,000,000 of the shares of common stock issuable under the plan on April 22, 2004 (SEC File No. 333-114644).

The plan is currently administered by our Board of Directors. Under the plan, the Board determines which of our employees, officers, directors and consultants are to be granted awards, as well as the material terms of each award, including whether options are to be incentive stock options or non-qualified stock options.

Subject to the provisions of the plan, and the Internal Revenue Code with respect to incentive stock options, the Board determines who shall receive awards, the number of shares of common stock that may be purchased under the awards, the time and manner of exercise of options and exercise prices. At its discretion, the Board also determines the form of consideration to be received upon exercise and may permit the exercise price of options granted under the plan to be paid in whole or in part with previously acquired shares and/or the surrender of options. The term of options granted under the plan may not exceed ten years, or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options may not be less than 100% of the fair market value of our common stock at the time the option is granted. However, incentive stock options granted to a 10% holder of our voting stock may not be exercisable at less than 110% of the fair market value of our common stock on the date of the grant. The board, in its discretion, will set non-qualified options however, the exercise price be less than 85% of the fair market value of our common stock on the date of grant.

During the twelve months ended December 31, 2006, the Company recognized deferred stock compensation of $66,355 for stock issued to consultants for services.

In February 2006, the Company issued an option to purchase up to 225,000 shares of common stock to our legal counsel at an exercise price of $0.10 per share. So long as our counsels’ relationship with us continues, the shares underlying the option shall vest and become exercisable in accordance with the following schedule: one-twelfth (1/12) of the shares subject to the option shall vest and become exercisable on each monthly anniversary of the date of issuance. The option may be exercised for 120 days after termination of the consulting relationship. The fair market value of the option was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following weighted average assumptions: expected dividend 0%, volatility 147%, a risk-free rate of 4.5% and an expected life of one (1) year. The expense recognized during the period was approximately $11,010.

In August 2006, the Company issued a warrant to purchase up to 100,000 shares of restricted common stock to a consultant at an exercise price $0.70 per share. The shares underlying the option shall vest and become exercisable in accordance with the following schedule: one-fourth (1/4) of the shares subject to the warrant shall vest and become exercisable around every 45 days starting from the date of issuance. The warrant shall remain exercisable until August 25, 2016. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following weighted average assumptions: expected dividend 0%, volatility 192%, a risk-free rate of 4.5% and an expected life of one (1) year. The value recognized during the period was approximately $14,541.

In September 2006, the Company issued 1,500,000 S-8 shares at $1.62 per share for a fair value of $2,430,000 to two consultants under a Stock Incentive Plan. The fair value is amortized over twelve months until June 2007. The Company recognized expenses of $1,215,000 and recorded deferred stock compensation of $1,215,000.

In September 2006, the Company issued 1,500,000 shares of restricted common stock at $1.63 per share with a fair value of $2,445,000 to two consultants for services. The fair value is amortized over twelve months until August 2007. The Company recognized expenses of $815,000 and recorded deferred stock compensation of $1,630,000.

In December 2006, the Company issued 5,000 shares of the restricted common stock at $0.4 per share with a fair value of $2,000 to legal counsel for services rendered.

(B) Stock Issued for Acquisition

In June 2006, the Company issued 362,500 shares of restricted common stock at $0.284 per share with a fair value $102,950 as part of the consideration to the seller in the acquisition of Tianma.

(C) Stock Issued for Private Placement

In February 2006, the Company completed a private placement of 33,333,333 shares of restricted common stock at $0.12 per share for an aggregate sum of $4,000,000. An investment-banking fee of $400,000 was paid out of the gross proceeds.

In September 2006, the Company completed a private placement of 2,700,000 shares of restricted common stock at $0.45 per share for an aggregate sum of $1,215,000. No investment-banking fees were payable.

In October 2006, the Company completed a private placement of 1,300,000 shares of restricted common stock at $0.85 per share for an aggregate sum of $1,105,000. No investment-banking fees were payable.

In October 2006, the Company completed a private placement of 1,200,000 shares of restricted common stock at $0.85 per share for an aggregate sum of $1,020,000. No investment-banking fees were payable.

In November 2006, the Company completed a private placement of 2,353,000 shares of restricted common stock at $0.85 per share for an aggregate sum of $2,000,050. An investment-banking fee of $200,005 was paid out of the gross proceeds.

In November 2006, the Company completed a private placement of 1,200,000 shares of restricted common stock at $0.85 per share for an aggregate sum of $1,020,000. An investment-banking fee of $102,000 was paid out of the gross proceeds.

NOTE 10 RELATED PARTY TRANSACTIONS

During the years ended December 31, 2006 and 2005, the Company received management revenue of $100,478 and $448,027 respectively from two properties it manages that are owned by shareholders. During the years ended December 31, 2006 and 2005, the Company paid rent of $47,489 and $34,743 respectively for office premises leased from a director and stockholder.

NOTE 11 NET LOSS PER COMMON SHARE

Net loss per share information as of December 31:

	2006	2005
Net loss	$(4,468,706)	$(2,051,455)

Basic weighted average common stock outstanding	52,489,465	21,749,484
Effect of dilutive securities
- Options	-	-
Diluted weighted average common stock outstanding	$52,489,465	$21,749,484

Net loss per share – basic and diluted	$(0.09)	$(0.09)

During 2006 and 2005, the effect of 197,446 and 35,729 options and warrants were anti-dilutive and not included in the calculation of diluted net loss per share.

NOTE 12 INVESTMENT HELD FOR DISCONTINUED OPERATIONS

Tianjin Teda Yide Industrial Company Limited

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

On April 29, 2006, the Company completed the sale of all of its ownership interest in Yide pursuant to an Agreement for the Purchase and Sale of Stock with Far Eat Asia Limited. On completion of the sale, the Company recorded a gain on the disposal of the affiliate of $579,870.

Teda (Beijing) Hotels Management Limited

With equity holding of 100%, Teda (Beijing) Hotels Management Limited (“Teda BJ”) has been accounted for as a wholly owned subsidiary. In May 2006, Zhiying Chang resigned as the director of the Company. The Company determined to dispose of Teda BJ and began winding down operations. We treated it as discontinued operations and the effect on financial statements are as follows:

Effect on Consolidated Balance Sheet
Current liabilities from discontinued operations	$(3,655)

Effect on Consolidated Statements of operations
Revenue	$142,557
Professional fee	(376)
Payroll	(109,550)
Other selling, general and administrative	(86,359)
Other income	93
Interest income	61
Loss from discontinued operations	$(53,574)

Landmark International Hotel Development Limited

The Company’s subsidiary Landmark International Hotel Development Limited became dormant at the end of 2006 and the shareholders of the subsidiary are taking steps to wind up the subsidiary in 2007.

NOTE 13 BUSINESS SEGMENTS

The Company has two operating segments. Each segment operates exclusively in Asia. The Company's Property Management segment provides management services to hotels and resorts in Asia. The Travel Agency segment provides travel agency services to customers in China. A third segment, the Real Estate Investment segment that used to invest in real estate development projects, had been discontinued since October 2005 and was sold in April 2006. The accounting policies of the segments are the same as described in the summary of significant accounting policies. There are no inter-segment sales.

2006	Property Management	Travel Agency	Total
Revenue	$214,108	$4,228,494	$4,442,602
Net loss from continuing operations	(4,939,516)	(55,486)	(4,995,002)
Net gain from discontinued operations	526,296	-	526,296
Depreciation and amortization	288,344	804	289,148
Assets	9,849,607	677,527	10,527,134
Capital Expenditures	72,010	18,878	90,888

2005	Property Management	Real Estate Investments	Total
Revenue	$894,263	$-	$894,263
Net loss from continuing operations	(1,602,532)	-	(1,602,532)
Net loss from discontinued operations	-	(448,923)	(448,923)
Depreciation and amortization	256,466	-	256,466
Assets	869,473	2,420,130	3,289,603
Capital Expenditures	(7,028)	-	(7,028)

NOTE 14 INCOME TAXES

Income tax expense for the years ended December 31, 2006 and 2005 is summarized as follows:

	Current	Deferred	Total
2006
United States	$-	$-	$-
Foreign	6,984	-	6,984
	$6,984	$-	$6,984

2005
United States	$-	$-	$-
Foreign	29,182	-	29,182
	$29,182	$-	$29,182

Income tax expense for the years ended December 31, 2006 and 2005 differed from amounts computed by applying the statutory U.S. federal corporate income tax rate of 34% to income before income tax benefit as a result of the following:

	2006	2005

Expected income tax benefit	$(1,519,360)	$(697,495)
Operating loss carry-forwards	814,600	358,661
Tax effect on foreign income which is not subject
to the United States statutory rate	711,744	368,016

	$6,984	$29,182

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Net operating loss carry-forward	$(2,353,356)	$(1,538,756)
Total deferred tax assets	(2,353,356)	(1,538,756)
Less valuation allowance	2,353,356	1,538,756

Net deferred tax assets	$-	$-

At December 31, 2006, the Company had approximately $3,475,000 of undistributed losses of the Company’s foreign subsidiaries. These losses are considered to be indefinitely invested, and accordingly, no United States income tax has been provided for these losses.

NOTE 15 SUBSEQUENT EVENTS

On December 22, 2006, a majority of the stockholders of the Company approved an amendment to the Company’s Articles of Incorporation, to increase the number of authorized shares of common stock from 100,000,000 to 800,000,000. In January 2007, the Company filed a Certificate of Amendment to the Articles of Incorporation to amend the Articles of Incorporation to give effect to the amendment..

On January 31, 2007, the Company consummated acquisition of Shanghai Quo advertising Company Limited ("Quo Advertising"), an advertising agency headquartered in the Peoples’ Republic of China pursuant to an agreement with Lina Zhang and Qinxiu Zhang dated January 24 2007. The Company paid the Sellers an aggregate of US$64,000 in cash and issued to them an aggregate of 300,000 shares of the Company’s common stock at fair value of US$897,500 for an aggregate of 100% of the shares of capital stock of Quo Advertising.