Form 10QSB
period 2007-03-31
NETWORK CN INC
filed 2007-05-21
CIK 934796

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(852) 2833-2186
Registrant’s Telephone Number, Including International Code and Area Code:

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

The issuer's revenues for the period ended March 31, 2007 were $2,769,727.

As of May 15, 2007, the Issuer had outstanding 68,747,978 shares of the Issuer’s common stock, $0.001 par value.

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

Unless the context requires otherwise, references to “we,” “us,” “our” and the “Company” refer specifically to Network CN Inc. and its subsidiaries.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

NETWORK CN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2007
(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash	$1,065,347
Accounts receivable, net	544,523
Prepaid expenses and other current assets	799,649
Total Current Assets	2,409,519

PROPERTY AND EQUIPMENT, NET	99,819

OTHER ASSETS
Intangible rights, net	7,247,971
Total Other Assets	7,247,971

TOTAL ASSETS	$9,757,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,405,177
Capital lease payable	780
Current liabilities from discontinued operations	3,655
Total Current Liabilities	1,409,612

TOTAL LIABILITIES	1,409,612

MINORITY INTEREST	69,920

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000,000 shares none issued and outstanding	-
Common Stock, $0.001 par value, 800,000,000 shares 67,600,718 shares issued and outstanding	67,601
Additional paid-in capital	23,576,713
Deferred stock compensation	(1,626,250)
Accumulated deficit	(13,736,875)
Accumulated other comprehensive loss	(3,412)
TOTAL STOCKHOLDERS’ EQUITY	8,277,777

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,757,309

See accompanying notes to condensed consolidated financial statements.

NETWORK CN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006
REVENUE
Revenue - tour services	$2,375,828	$-
Revenue - advertising services	393,899	-
Revenue - hotel management	-	83,407
Revenue - related parties	-	105,855
Revenue, Net	2,769,727	189,262

COSTS AND EXPENSES
Cost of tour services	2,364,924	-
Cost of advertising services	246,682	-
Professional fees	2,776,490	91,805
Payroll	337,394	170,351
Other selling, general & admin.	281,084	176,948
Total Costs and Expenses	6,006,574	439,104

LOSS FROM OPERATIONS	(3,236,847)	(249,842)

OTHER INCOME (EXPENSES)
Interest income	5,516	6,698
Interest expense	(317)	-
Other income	2,642	-
Total Other Income	7,841	6,698

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(3,229,006)	(243,144)
Minority interest	14,611	1,694
Income taxes	-	(7,372)

NET LOSS	(3,214,395)	(248,822)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(6,892)	-
COMPREHENSIVE LOSS	$(3,221,287)	$(248,822)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.05)	$(0.01)

WEIGHTED AVERAG SHARES OUTSTANDING - BASIC AND DILUTED	67,520,718	33,698,739

See accompanying notes to condensed consolidated financial statements.

NETWORK CN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,214,395)	$(248,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	90,193	64,515
Stock and option issued for services	1,230,212	30,625
Provision for doubtful debts	-	3,927
Minority interest	(14,611)	(1,694)
(Increase) decrease in :
Prepaid expenses	(145,429)	40,326
Accounts receivable	(65,970)	(183,057)
Increase (decrease) in :
Accounts payable and accrued expenses	355,767	(19,149)
Tax payable	-	(196)
Net Cash Used in Operating Activities	(1,764,233)	(313,525)

CASH FLOWS FROM INVESTING ACTIVITIES:
Earnest deposit paid	-	(1,038,461)
Sales proceeds from disposal of affiliate	-	3,000,000
Purchase of property and equipment	(8,141)	(7,240)
Acquisition of a subsidiary, net	(45,999)	-
Net Cash Provided by (Used in) Investing Activities	(54,140)	1,954,299

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related parties	-	(533,678)
Due from directors	-	(6,863)
Stock issued for cash, net of placement fees	-	3,600,000
Payments on capital lease	(2,340)	(2,340)
Net Cash Provided by (Used in) Financing Activities	(2,340)	3,057,119

EFFECT OF EXCHANGE RATE ON CASH	(12,463)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,833,176)	4,697,893

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,898,523	85,919

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,065,347	$4,783,812

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$317	$4,933

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In January 2007, the Company acquired 100% equity interest of Quo Advertising. The Company issued 300,000 shares of the Company's common stock with a fair value of $843,600 as part of the consideration.

See accompanying notes to condensed consolidated financial statements.

NETWORK CN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007
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

For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-KSB for the year ended December 31, 2006 filed with the Commission on April 2, 2007.

(A) Nature of Operations and Organization

Network CN Inc. and subsidiaries (the “Company”) include:

•	Network CN Inc.

•	NCN Group Limited (“NCN BVI”, a wholly owned subsidiary incorporated in the British Virgin Islands on June 23, 2001)

•	NCN Group Management Limited (“NCN HK”, a wholly owned subsidiary of NCN BVI incorporated in Hong Kong on July 28, 2000)

•	NCN Management Services Limited (“NCN Management”, a wholly owned subsidiary of NCN BVI incorporated in the British Virgin Islands on May 4, 2006)

•	NCN Asset Management Services Limited (a wholly owned subsidiary of NCN BVI incorporated in the British Virgin Islands on May 4, 2006)

•	NCN Travel Services Limited (a wholly owned subsidiary of NCN BVI incorporated in the British Virgin Islands on May 4, 2006)

•	NCN Financial Services Limited (a wholly owned subsidiary of NCN BVI incorporated in the British Virgin Islands on May 10, 2006)

•	NCN Media Services Limited (“NCN Media”, a wholly owned subsidiary of NCN BVI incorporated in the British Virgin Islands on May 4, 2006)

•	NCN Hotels Investment Limited (a wholly owned subsidiary of NCN Management incorporated in the British Virgin Islands on November 1, 2001)

•	NCN Pacific Hotels Limited (a wholly owned subsidiary of NCN Management incorporated in the British Virgin Islands on July 6, 2006)

•	Teda (Beijing) Hotels Management Limited (“Teda BJ”, a wholly owned subsidiary of NCN BVI incorporated in the People’s Republic of China in November 2004)

•	NCN Landmark International Hotel Group Limited (“NCN Landmark”, a 60% owned subsidiary of NCN BVI incorporated in the British Virgin Islands on August 17, 2004)

•	Landmark International Hotel Development Limited (“Landmark Development”, a 51% owned subsidiary of NCN Landmark incorporated in the British Virgin Islands on October 7, 2005)

•	Beijing NCN Landmark Hotel Management Limited (“Beijing Landmark”, a 100% owned subsidiary of NCN Landmark incorporated in the People’s Republic of China on November 13, 2006)

•	Guangdong Tianma International Travel Service Co., Ltd. (“Tianma”, a 55% owned subsidiary of NCN Management incorporated in the People’s Republic of China on November 23, 1985)

•	Crown Winner International Limited (“Crown Winner”, a 100% owned subsidiary of NCN Media incorporated in Hong Kong on September 16, 2006)

•	Shanghai Quo Advertising Company Limited (“Quo Advertising”, a 100% owned subsidiary of Crown Winner incorporated in the People’s Republic of China on March 7, 1997)

•	NCN Huamin Management Consultancy (Beijing) Company Limited (“NCN Huamin”, a 100% owned subsidiary of NCN BVI incorporated in the People’s Republic of China on March 7, 2007)

The Company provides management services to hotels and resorts located in China, travel agency services and marketing communications consultancy services to customers in China.

(B) Principles of Consolidation

The accompanying consolidated financial statements for 2007 include the accounts of Network CN Inc., NCN BVI and its nine wholly owned subsidiaries, NCN BVI’s 60% owned subsidiary NCN Landmark, and NCN Landmark’s 51% owned subsidiary Landmark Development from October 7, 2005 and NCN Landmark’s 100% owned subsidiary Beijing Landmark from November 13, 2006, NCN Management’s 55% owned subsidiary Tianma from June 16, 2006, NCN Media’s 100% owned subsidiaries Crown Winner and Quo Advertising from January 31, 2007 together with NCN BVI’s 100% wholly owned subsidiary NCN Huamin from March 7, 2007.  After change of directorship in May 2006, the Company determined to dispose of Teda BJ and began winding down operations. We treated it as discontinued operations in the fourth quarter of 2006. Landmark Development became dormant at the end of 2006 and its shareholders are taking steps to wind up the subsidiary in 2007.

The accompanying consolidated financial statements for 2006 include the accounts of Network CN Inc., NCN BVI and its three wholly owned subsidiaries, NCN BVI’s 60% owned subsidiary NCN Landmark, and NCN Landmark’s 51% owned subsidiary Landmark Development from October 7, 2005.

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

(D) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over estimated the useful life of the assets from three to five years. Repairs and maintenance on property and equipment are expensed as incurred.

(E) Long-Lived Assets

The Company accounts for long-lived assets under Statement of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 142 and 144”). In accordance with SFAS 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

(F) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(G) Revenue Recognition

In relation to hotel and resort management services, the Company recognizes revenue in the period when the services are rendered and earned, and collection is reasonably assured.

In relation to travel agency services, the Company recognizes services-based revenue when the services have been performed. Tianma offers independent leisure travelers bundled packaged-tour products, which include both air-ticketing and hotel reservations. Tianma’s packaged-tour products cover a variety of domestic and international destinations.

Tianma organizes inbound and outbound tour and travel packages, which can incorporate, among other things, air and land transportation, hotels, restaurants and tickets to tourist destinations and other excursions. Tianma books all elements of such packages with third-party service providers, such as airlines, rental car companies and hotels, or through other tour package providers and then resells such packages to its clients. A typical sale of tour services is as follows:

1.    Tianma, in consultation with sub-agents, organizes a tour or travel package, including making reservations for blocks of tickets, rooms, etc. with third-party service providers. Tianma may be required to make deposits, pay all or part of the ultimate fees charged by such service providers or make legally binding commitments to pay such fees at this time. For air-tickets, Tianma normally books a block of air-tickets with airlines in advance and pays full amount to reserve seats before any tours are formed. The air tickets are usually valid for a certain period of time. If the pre-packaged tours do not materialize and are eventually not formed, Tianma will have to sell the air-tickets to other travel agents or customers. For hotels, meals and transport, Tianma usually pays 50-60% deposit upfront. After completion of tours, the remaining balance will be settled.

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

Tianma is the principal in such transactions and is the primary obligor to the third-party providers, regardless of whether it has received full payment from its customers. In addition, Tianma is also liable to the customers for any claims relating to the tours, such as accidents or tour services. Tianma has adequate insurance coverage for accidental loss arising during the tours. The company utilizes a network of sub-agents who operate strictly in Tianma’s name and can only advertise and promote the business of Tianma with the prior approval of Tianma.

In relation to marketing communications consultancy services, the Company recognizes service fees income when the service is performed. Advertising revenue is earned as the advertisements are either aired or published.

(H) Earnings (Loss) per Share

Basic earnings (loss) per common share are computed by dividing the net income (loss) applicable to common stock stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares including the dilutive effect of common share equivalents then outstanding. The effect of 364,173 and 61,579 warrants and options outstanding was not included in diluted loss per share as of March 31, 2007 and 2006 as the effect was anti-dilutive.

(I) Foreign Currency Translation

The Company’s assets and liabilities that are denominated in foreign currencies are translated into the currency of U.S. dollars using the exchange rates at the balance sheet date. For revenues and expenses, the average exchange rate during the period was used to translate Hong Kong dollars and Chinese renminbi into U.S. dollars. Capital accounts were translated at their historical exchange rates when the capital transactions occurred. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholders’ equity as other comprehensive income or (loss). Foreign currency transaction gains and losses are included in the consolidated income (loss).

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

(K) Business Segments

The Company’s operating segments are organized internally primarily by the type of services performed. Currently the Company has four operating segments: hotel management, travel agency, advertising agency and investment holding.

(L) Stock-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123R, Share-Based Payment ("SFAS 123R"), a revision to Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and superseding APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

Prior to December 15, 2005, the Company accounted for its stock plans under the provisions of APB 25 and FASB Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25 (“FIN 44”) and made pro forma footnote disclosures as required by Statement of Financial Accounting Standards No. 148, Accounting For Stock-Based Compensation - Transition and Disclosure (“SFAS 148”), which amends SFAS 123. The Company adopted SFAS 123R, effective December 15, 2005 using a modified prospective application, as permitted under SFAS 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires us to apply a fair value based measurement method in accounting for generally all share based payment transactions with employees.

The modified prospective transition method of SFAS 123R requires the presentation of pro forma information, for periods presented prior to the adoption of SFAS 123R, regarding net income and net income per share as if the Company had accounted for stock options issued to employees under the fair value method of SFAS 123R. For pro forma purposes, fair value of stock option was estimated using the Black-Scholes option valuation model. The fair value of all of the Company’s share-based awards was estimated assuming no expected dividends and estimates of expected life, volatility and risk-free interest rate at the time of grant.

For the period ended March 31, 2007, the Company recognized $1,230,212 as expense for stock, options and warrants issued to consultants.

(M) New Pronouncements

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

In September 2006, FASB issued Statement 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements.

In September 2006, FASB issued Statement 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which amend FASB Statements No. 87, 88, 106 and 132R. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its financial statements and to recognize changes in that funded status in the year in which the changes occur. The effective date for the Company would be for any full fiscal years ending after December 15, 2006. The Company is currently evaluating the impact of adopting SFAS 158 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will become effective for us on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

NOTE 2	RECLASSIFICATION

The condensed consolidated statement of operations for the period ended March 31, 2006 has been reclassified to conform to the 2007 presentation. The reclassification did not have an effect on total revenues, total expenses, loss from operations, net loss and net loss per share.

NOTE 3	ACQUISITION OF A SUBSIDIARY

On January 31, 2007, the Company consummated the acquisition of 100% equity interest of Quo Advertising, an advertising agency headquartered in Shanghai, China pursuant to a Purchase and Sales Agreement and Trust Agreements with Lina Zhang and Qinxiu Zhang dated January 24, 2007. The Company paid $64,000 in cash and issued 300,000 shares of the Company’s common stock with a fair value of $843,600 in exchange for 100% of the shares of capital stock of Quo Advertising. The total consideration was $907,600.

The Company has allocated the purchase price to the assets acquired and liabilities assumed based on the estimated fair values as follows:

Cash	$18,001
Accounts receivable	83,791
Prepayments and other current assets	298,559
Property and Equipment	15,114
Liabilities assumed	(44,405)
Intangible right	536,540
Total purchase price	$907,600

The results of operations of Quo Advertising have been included in the Company's consolidated statement of operations since the completion of the acquisition on January 31, 2007. The table below summarizes the unaudited pro forma information of the results of operations as though the acquisitions had been completed as of January 1, 2007.

Three Months Ended March 31, 2007
Revenues	$2,769,790
Gross profit	$85,333
Loss before income taxes and MI	$(3,331,166)
Net loss	$(3,316,555)
Net loss per share
Basic and diluted	$(0.05)

NOTE 4	INTANGIBLE RIGHTS

The following table set forth information for intangible rights subject to amortization and intangible rights not subject to amortization:

As at March 31, 2007
Amortized intangible rights
Gross carrying amount	$7,239,201
Less: accumulated amortization	(611,940)
Less: provision for impairment loss	(195,192)
Amortization intangible rights - net	6,432,069

Unamortized intangible rights	815,902

Intangible rights, net	$7,247,971

The increase in amortized intangible rights is a result of acquisition of Quo Advertising. Refer to Note 3. The amount is amortized over a period of 20 years. Amortization expense for the three months ended March 31, 2007 and 2006 was $79,471 and $58,554, respectively.

NOTE 5	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2007 and 2006, the Company received management fee of $0 and $105,855 respectively from two properties it managed that were owned by a stockholder.

During the three months ended March 31, 2007 and 2006, the Company paid rent of $0 and $13,548 respectively for office premises leased from a company owned by a director and stockholder.

NOTE 6	BUSINESS SEGMENTS

The Company currently has four operating segments. Each segment operates exclusively in Asia. The Company’s Hotel Management segment provides management services to hotels and resorts in Asia. The Travel Agency segment provides travel agency services in China. The Advertising Agency segment provides marketing communications consultancy services to customers in China. The Real Estate Investments segment that used to invest in real estate development projects had been discontinued since October 2005 and was sold in April 2006. The accounting policies of the segments are the same as described in the summary of significant accounting policies. There are no inter-segment sales.

For the Three Months Ended March 31, 2007	Hotel Management	Travel Agency	Advertising Agency	Investment Holding	Total

Revenue	$-	$2,375,828	$393,899	$-	$2,769,727
Net income (loss) from continuing operations	(71,248)	(33,199)	98,327	(3,230,727)	(3,236,847)
Depreciation and amortization	1,237	360	353	88,243	90,193
Assets	127,637	854,196	755,422	8,020,054	9,757,309
Capital Expenditure	-	(1,546)	2,712	6,975	8,141

For the Three Months Ended March 31, 2006	Hotel Management	Real Estate Investments	Total

Revenue	$189,262	$-	$189,262
Net loss from continuing operations	(243,144)	-	(243,144)
Depreciation and amortization	64,515	-	64,515
Assets	6,649,354	2,420,130	9,069,484
Capital Expenditure	7,240	-	7,240

NOTE 7	STOCKHOLDERS’ EQUITY

(A) In February 2006, the Company issued an option to purchase up to 225,000 shares of our common stock to our legal counsel at an exercise price of $0.10 per share. So long as our counsels’ relationship with us continues, the shares underlying the option shall vest and become exercisable in accordance with the following schedule: one-twelfth (1/12) of the shares subject to the option shall vest and become exercisable on each month anniversary of the date of issuance. The option may be exercised for 120 days after termination of the consulting relationship. The fair market value of the option was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following weighted average assumptions: expected dividend 0%, volatility 147%, a risk-free rate of 4.5% and an expected life of one (1) year. The value recognized during the period was approximately $1,317. The options were exercised in April 2007.

(B) In August 2006, the Company issued a warrant to purchase up to 100,000 shares of restricted common stock to a consultant at an exercise price $0.7 per share. The shares underlying the option shall vest and become exercisable in accordance with the following schedule: one-fourth (1/4) of the shares subject to the warrant shall vest and become exercisable around every 45 days starting from the date of issuance. The warrant shall remain exercisable until August 25, 2016. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following weighted average assumptions: expected dividend 0%, volatility 192%, a risk-free rate of 4.5% and an expected life of one (1) year. The value recognized during the period was approximately $10,145.

(C) In January 2007, the Company issued 300,000 shares of restricted common stock of the Company with a fair value $843,600 as part of the consideration to the seller in the acquisition of Quo Advertising.

NOTE 8	COMMITMENTS AND CONTINGENCIES

Contingent liabilities

The Company accounts for loss contingencies in accordance with SFAS 5 “Accounting for Loss Contingencies”, and other related guidelines. Set forth below is a description of certain loss contingencies as of March 31, 2007 and the management’s opinion as to the likelihood of loss in respect of loss contingency.

The Company’s 55%-owned subsidiary, Tianma, is a defendant to proceedings brought in the Guangzhou Yuexiu District Court. The proceedings were finalized on October 9, 2006. The facts surrounding the proceeding were as follows:

Guangdong Yongan Travel Agency (“Yongan”) arranged a local tour in April 2001. Yongan rented a car from an agent of Tianma but the car did not belong to Tianma. A car accident happened during the tour, causing 20 injuries and one death. Guangzhou Police issued a proposed determination on the responsibilities of the accidents on May 18, 2001. The proposal determined that the driver who used a non-functioning car was fully liable for the accident. Those tourists sued Yongan for damages and Guangzhou Intermediate People’s Court made a final judgment in 2004 that Yongan was liable and Yongan paid approximately RMB2.2 million ($275,000) to the injured. In 2005, Yongan sued the agent of Tianma, Tianma and the car owner. In October 2006, the Guangzhou Yuexiu District Court made a judgment that the agent was liable to pay RMB2.1 million ($262,500) plus interest for damages. Tianma and the car owner have joint-and-several liabilities.

Tianma is now appealing the court’s decision. The Company believes that the chance of overturning the court’s decision is high. In addition, the Company has been indemnified for any future liability upon the acquisition by the prior owners of Tianma. Accordingly, no provision has been made by the Company to the above claims as of March 31, 2007.

NOTE 9	SUBSEQUENT EVENTS

(A) On February 27, 2007, the company entered into a common stock purchase agreement for the private placement of 500,000 shares of restricted common stock at $3 per share for an aggregate amount of $1,500,000. The shares were issued in April 2007.

(B) In February 2006, the Company issued an option to purchase up to 225,000 shares of our common stock to our legal counsel. The options were exercised in April 2007.

(C) In April 2007, the company issued 45,000 shares at fair value of $18,000 to consultants for services.

(D) In April 2007, the Company issued 377,260 bonus shares to its directors and officers for services.

(E) On April 24, 2007, Quo Advertising entered into a business agreement with Shanghai Qian Ming Advertising Company Limited (“Qian Ming”) to construct, manage and operate up to 85 LED outdoor advertising panels at Lujiazui Financial District of Pudong, Shanghai for six years. The Company agreed to pay Qian Ming a deposit of $130,000 to obtain requisite governmental approvals. In addition, the Company also agreed to pay Qian Ming installation and operating expenses of $661,000 in each of 2007 and 2008 and 10% increment from 2009 to 2012. The deposit is refundable if the relevant governmental approvals are not obtained, or it may be applied to the 2007 fee.

(F) On April 26, 2007, Quo Advertising entered into a business agreement with Shanghai Yukang Advertising Company Limited (“Yukang Advertising”) to act as Yukang Advertising’s exclusive agent to place advertisement on two digital video billboards in Shanghai, China for a 5 hour time slot per day during the period beginning July 1, 2007 and ending June 30, 2009. The Company agreed to pay to Yukang Advertising an aggregate of $520,000 in each of 2007 and 2008.

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

Our business vision and plan is to build a nationwide information/entertainment network in the PRC. To achieve this goal, we have set out to build and run a Media Network, a Hotel Network and an e-Network. A Hotel Network has already been established, and the Company is working to expand it to cover all major cities in the PRC. The Hotel Network also includes our travel subsidiary, Guangdong Tianma International Travel Service Co., Ltd. (“Tianma”), that we acquired in 2006. We earned substantially all of our revenues in the first quarter of 2007 from our Hotel Network through the provision of travel agency services to customers both inside and outside of the PRC. During the latter half of 2006, we adjusted our focus to building a Media Network, and took the first step in November 2006 by securing a media-related contract regarding the installation and management of outdoor LED advertising video panels. In January 2007, we acquired Shanghai Quo Advertising Company Limited (“Quo Advertising”), an advertising agency in Shanghai, China. In the first quarter of 2007, we have generated revenues from our Media Network and we anticipate that we will begin to realize earnings from the installation and management of LED advertising video panels beginning in the second quarter of 2007. At the same time, the Company is actively pursuing the development of an e-Network via the Internet.

We believe that the Company is well positioned to take the growth opportunities in China.

For more information relating to the Company’s business, please see the section entitled “Description of Business” in the Annual Report on Form 10-KSB as filed by Network CN Inc. with the United States Securities and Exchange Commission on April 2, 2007.

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

(i) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over estimated the useful life of the assets from three to five years. Repairs and maintenance on property and equipment are expensed as incurred.

(ii) Long-Lived Assets

The Company accounts for long-lived assets under Statements of Financial Accounting Standard Nos. 142 and 144, Accounting for Goodwill and Other Intangible Assets and Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 142 and 144”). In accordance with SFAS 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

(iii) Revenue Recognition

In relation to hotel and resort management services, the Company recognizes revenue in the period when the services are rendered and earned, and collection is reasonably assured.

In relation to travel agency services, the Company recognizes services-based revenue when the services have been performed. Tianma offers independent leisure travelers bundled packaged-tour products, which include both air-ticketing and hotel reservations. Tianma’s packaged-tour products cover a variety of domestic and international destinations.

Tianma organizes inbound and outbound tour and travel packages, which can incorporate, among other things, air and land transportation, hotels, restaurants and tickets to tourist destinations and other excursions. Tianma books all elements of such packages with third-party service providers, such as airlines, rental car companies and hotels, or through other tour package providers and then resells such packages to its clients. A typical sale of tour services is as follows:

1.    Tianma, in consultation with sub-agents, organizes a tour or travel package, including making reservations for blocks of tickets, rooms, etc. with third-party service providers. Tianma may be required to make deposits, pay all or part of the ultimate fees charged by such service providers or make legally binding commitments to pay such fees at this time. For air-tickets, Tianma normally books a block of air-tickets with airlines in advance and pays full amount to reserve seats before any tours are formed. The air tickets are usually valid for a certain period of time. If the pre-packaged tours do not materialize and are eventually not formed, Tianma will have to sell the air-tickets to other travel agents or customers. For hotels, meals and transport, Tianma usually pays 50-60% deposit upfront. After completion of tours, the remaining balance will be settled.

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

Tianma is the principal in such transactions and is the primary obligor to the third-party providers, regardless of whether it has received full payment from its customers. In addition, Tianma is also liable to the customers for any claims relating to the tours, such as accidents or tour services. Tianma has adequate insurance coverage for accidental loss arising during the tours. The company utilizes a network of sub-agents who operate strictly in Tianma’s name and can only advertise and promote the business of Tianma with the prior approval of Tianma.

In relation to marketing communications consultancy services, the Company recognizes service fees income when the service is performed. Advertising revenue is earned as the advertisements are either aired or published.

(iv) Foreign Currency Translation

The Company’s assets and liabilities that are denominated in foreign currencies are translated into the currency of U.S. dollars using the exchange rates at the balance sheet date. For revenues and expenses, the average exchange rate during the period was used to translate Hong Kong dollars and Chinese renminbi into U.S. dollars. Capital accounts were translated at their historical exchange rates when the capital transactions occurred. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholders’ equity as other comprehensive income or (loss). Foreign currency transaction gains and losses are included in the consolidated income (loss).

(v) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(vi) Stock-Based Compensation

In December 2004, the Statement of Financial Accounting Standard No. 123R, Share-Based Payment ("SFAS 123R"), a revision to Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and superseding APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

Prior to December 15, 2005, the Company accounted for its stock plans under the provisions of APB 25 and FASB Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25 (“FIN 44”) and made pro forma footnote disclosures as required by Statement of Financial Accounting Standards No. 148, Accounting For Stock-Based Compensation - Transition and Disclosure (“SFAS 148”), which amends SFAS 123. The Company adopted SFAS 123R, effective December 15, 2005 using a modified prospective application, as permitted under SFAS 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires us to apply a fair value based measurement method in accounting for generally all share based payment transactions with employees.

The modified prospective transition method of SFAS 123R requires the presentation of pro forma information, for periods presented prior to the adoption of SFAS 123R, regarding net income and net income per share as if the Company had accounted for stock options issued to employees under the fair value method of SFAS 123R. For pro forma purposes, fair value of stock option was estimated using the Black-Scholes option valuation model. The fair value of all of the Company’s share-based awards was estimated assuming no expected dividends and estimates of expected life, volatility and risk-free interest rate at the time of grant.

For the period ended March 31, 2007, the Company recognized $1,230,212 as expense for stock options and warrants issued to consultants.

Consolidated Results of Operations

For the three months ended March 31, 2007 and March 31, 2006

Revenues. Revenues for the three months ended March 31, 2007 were $2,769,727 as compared to revenues of $189,262 for the same period in 2006, a sharp increase of $2,580,465, or 1,363%. The increase was due to the inclusion of the revenue of Tianma, a subsidiary acquired in June 2006 and Quo Advertising, a subsidiary acquired in January 2007. Revenues from Tianma for this period were $2,375,828 and accounted for 86% of the Company’s total revenues. Revenues from Quo Advertising for this period were $393,899 and accounted for 14% of the Company’s total revenues. Revenues from property management for this period were $0, a decrease of $189,262 as compared to the same period last year. The decrease was due to a decreased number of hotel properties managed (from eighteen hotel properties managed as of March 31, 2006 to five hotel properties as of March 31, 2007). Among the five hotels, the constructions of three hotels are not completed yet. For the remaining two, one was under financial difficulties while the Company has dispute with the hotel management of the other one. Therefore no hotel management revenue was recorded in the period.The decrease was not otherwise material given the significant revenues generated by Tianma and Quo Advertising.

Cost of Tour Services. Cost of tour services for the three months ended March 31, 2007 was $2,364,924 as compared to cost of tour services of $0 for the same period last year. The increase was due to the acquisition of Tianma in June, 2006. The majority of Tianma's expenses directly related to the generation of Tianma's tour revenues were grouped under this category, with immaterial amounts grouped under Professional Fees, Payroll and Other Selling, General & Administrative Expenses.

Cost of Advertising Services. Cost of advertising services for the three months ended March 31, 2007 was $246,682 as compared to cost of advertising services of $0 for the same period last year. The increase was due to the acquisition of Quo Advertising in January, 2007.

Total Expenses. Our total expenses during the three months ended March 31, 2007 were $3,394,968, compared to expenses of $439,104 for the same period last year, an increase of $2,955,864, or 673%. The increase was primarily attributable to a material increase in professional fees in connection with more stock issued for services during the current period than in the previous period. The Company expects consistent increases in professional fees in the next quarter to support the acquisition of potential projects currently under negotiations.

Professional fees. Professional fees for the three months ended March 31, 2007 were $2,776,490 as compared to $91,805 for the same period last year, an increase of $2,684,685 or 2,924%. The increase was due to more stock issued for services during the current period than in the previous period.

Payroll. Payroll for the three months ended March 31, 2007 was $337,394 as compared to $170,351 for the same period last year, an increase of $167,043 or 98%. The increase was due to the addition of several employees, including a Managing Director and a General Manager.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses for the three months ended March 31, 2007 were $281,084 as compared to $176,948 for the same period last year, an increase of $104,136 or 59%. The increase was due to additional overseas traveling and entertainment expenses incurred in the current period.

Loss from Operations. The Company incurred a loss from operations of $3,236,847 for the three months ended March 31, 2007 as compared to a loss of $249,842 in the previous period. The increase in loss of $2,987,005 was mainly due to increase in professional fees and payroll as explained above.

Income Taxes. The Company derives its income in the PRC and is subject to income tax in the PRC. Income tax expenses charged to the consolidated income statement for the three months ended March 31, 2007 was $0 as compared to $7,372 for the period ended March 31, 2006 as the Company and its subsidiaries operated at a loss during the period.

Net Loss. The Company recorded a net loss of $3,214,395 as compared to a net loss of $248,822 for the same period last year, an increase of $2,965,573 or 1,192%. That was mainly due to increase of professional fee and payroll during the period.

Consolidated Financial Condition

Liquidity and Capital Resources

The cash and cash equivalents as of March 31, 2007 were $1,065,347 as compared with $4,783,812 as of March 31, 2006, a sharp decrease of $3,718,465. The decrease was attributable to the following activities:

Net cash utilized by operating activities as of March 31, 2007 was $1,764,233, an increase of $1,450,708 as compared with $313,525 in the same period of 2006. The net cash outflow was mainly attributable to an increase in professional fee and payroll.

Net cash used in investing activities for the period ended March 31, 2007 was $54,140, compared with net cash provided by investing activities $1,954,299 in the same period of 2006. The decrease of $2,008,439 was mainly attributable to sales proceeds from disposal of affiliate of $3,000,000 received in 2006.

Net cash used in financing activities was $2,340 for the period ended March 31, 2007, compared with $3,057,119 provided by financing activities in the same period of 2006. The decrease was primarily attributable to $3.6 million of stock issued for private placement received in 2006.

Working Capital Requirements

We had cash of $1,065,347 at March 31, 2007 and our current assets totaled $2,409,519. Our current liabilities at March 31, 2007 were $1,409,612, so we had working capital of $999,907. We have no long-term liabilities as of March 31, 2007.

Capital Expenditures

We continue to seek opportunities to enter new markets, increase market share or broaden service offerings through acquisitions. During the period ended March 31, 2007, we acquired assets of $8,141, which was financed through working capital. As of March 31, 2007, we had no other significant capital expenditure commitments except the following: (i) the Company obtained the right to install 120 roadside LED panels in the Changning district of Shanghai pursuant to a business agreement with Guiding Media Advertising Limited and (ii) the Company also obtained the rights to install further LED panels and two mega-sized digital billboards in the Huangpu district of Shanghai, Nanjing and Wuhan. Following the end of the period covered by this report, the Company obtained the rights to install 85 roadside LED panels in Lujiazui Financial District of Pudong, Shanghai. As of May 15, 2007, we have the right to install a total of 625 roadside LED panels and 2 mega-sized digital billboards in China. The Company estimates that the capital investment including installation costs for each roadside LED panel is approximately $25,000 to $30,000, while that for each mega-sized digital billboard is about $800,000 to $1,000,000. As such, the total capital expenditure for the Projects will be approximately $19 million. On April 26, 2007, Quo Advertising entered into a business agreement with Shanghai Yukang Advertising Company Limited (“Yukang Advertising”) and agreed to pay to Yukang Advertising an aggregate of $520,000 in each of 2007 and 2008. In addition to the funds raised through private placements in 2006, the Company is considering issuing new equity securities as well as arranging debt instruments to finance the Projects. The Company’s rights to install the panels are not subject to a detailed installation timetable, so we are not under any time pressure to raise the finance for the capital expenditure.

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

The PRC economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, and control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth over the past several years, growth has been irregular, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on the Company. The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although the PRC government has implemented measures since the late 1970’s emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China are still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Since late 2003, the PRC government implemented a number of measures, such as raising bank reserves against deposit rates to place additional limitations on the ability of commercial banks to make loans and raise interest rates, in order to slow down specific segments of China’s economy, which is believed to be overheating. These actions, as well as future actions and policies of the PRC government, could materially affect our liquidity and the ability to access to capital and operate our business.

Since 2003, mainland banks were ordered to continually increase their deposits as reserves, bringing the total reserve ratio up to 11% by May 15 2007, to reduce their lending power in an effort to cool down the economic overheating. The overheating of China’s economy can be shown by the 2007 first-quarter economic figures, by reporting a high trade surplus and high rates of lending and suggesting a possible rebound in fixed direct investment. As a result, the central bank is under pressure to impose more stringent limitations on the ability of commercial banks to make loans and raise interest rates, in order to slow down China’s economy.

The benchmark CSI 300 stock index, which tracks A shares in both Shanghai and Shenzhen, has risen about 70 percent to date this year. Excess liquidity, possibly leading to asset bubbles, is a major risk the mainland government has tried to deal with in recent months. The mainland government has tried to control prices in the property sector by reinforcing the Land Appreciation Tax. The latest report showed that the economy expanded 11.1% in the first quarter of 2007 compared with 10.4% a year earlier, while inflation reached a two-year high of 3.3% in March 2007. The stronger-than-expected growth was driven mainly by a trade surplus that almost doubled to US$46.4 billion in the first three months. New loans made by commercial banks during the first quarter were up to RMB 1.4 trillion, almost half the total in the whole year of 2006. In order to cool down the bubbling equity market, we expect the China government will keep on increasing the reserve ratio for mainland banks until there are indications of control in overheating in equity market and inflation. These actions, as well as future actions and policies of the PRC government, could materially affect our liquidity and the ability to access to capital and operate our business.

Our operations in China may be adversely affected by changes in the policies of the Chinese government.

The political environment in the PRC may adversely affect the Company’s business operations. The PRC has been operating as a socialist state since 1949 and is controlled by the Communist Party of China. In recent years, however, the government has introduced reforms aimed at creating a “socialist market economy” and policies have been implemented to allow business enterprises greater autonomy in their operations. Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reforms program, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. Since most of our operating assets and revenues are derived from our operations located in China, our business and financial condition, results of operations and prospects are closely subject to economic, political and legal developments in China. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

Our business development in China may be affected by the introduction of Enterprise Income Tax Law (the EIT Law) effective from January 1, 2008.

The EIT Law was promulgated by the National People’s Congress at March 16 2007 to introduce a new uniform taxation regime in the PRC. Both resident and non-resident enterprises deriving income from the PRC are subject to this EIT Law from January 1, 2008. It replaces the previous two different tax rates applied to foreign-invested enterprises and domestic enterprises by only one single income tax rate applied for all enterprises in the PRC. Under this EIT Law, except for some hi-tech enterprises which are subject to EIT rates of 15%, the general applicable EIT rate in the PRC is 25%. Although we still enjoy certain tax incentives applicable to Foreign-Invested Enterprises prior to the introduction of the EIT Law have been revoked, the current lower EIT rate will be phased up to 25% after a five-year period. Moreover, we may not enjoy further tax incentives for our further established companies in the PRC and therefore our tax advantages over domestic enterprises may be diminished. As a result, our business development in China may be adversely affected.

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

We may be restricted from exchanging RMB to other currencies in a timely manner.

At the present time, RMB is not an exchangeable currency. The Company receives nearly all of its revenue in RMB, which may need to be exchanged to other currencies, primarily U.S. dollars (USD), and remitted outside of the PRC. Effective July 1, 1996, foreign currency “current account” transactions by foreign investment enterprises, including Sino-foreign joint ventures, are no longer subject to the approval of State Administration of Foreign Exchange (“SAFE,” formerly, “State Administration of Exchange Control”), but need only a ministerial review, according to the Administration of the Settlement, Sale and Payment of Foreign Exchange Provisions promulgated in 1996 (the “FX regulations”). “Current account” items include international commercial transactions, which occur on a regular basis, such as those relating to trade and provision of services. Distributions to joint venture parties also are considered a “current account transaction”. Other non-current account items, known as “capital account” items, remain subject to SAFE approval. Under current regulations, the Company can obtain foreign currency in exchange for RMB from swap centers authorized by the government. The Company does not anticipate problems in obtaining foreign currency to satisfy its requirements; however, there is no assurance that foreign currency shortages or changes in currency exchange laws and regulations by the Chinese government will not restrict the Company from exchanging RMB in a timely manner. If such shortages or changes in laws and regulations occur, the Company may accept RMB, which can be held or reinvested in other projects.

We may suffer from exchange rate risks that could result in foreign currency exchange loss.

Because our business transactions are denominated in RMB and our funding will be denominated in USD, fluctuations in exchange rates between USD and RMB will affect our balance sheet and financial results. Since July 2005, RMB is no longer solely pegged with USD but is pegged against a basket of currencies as a whole in order to keep a more stable exchange rate for international trading. With the very strong economic growth in China in the last few years, RMB is facing a very high pressure to appreciate against USD. Such pressure would result in more fluctuations in exchange rates and in turn our business would suffer from higher exchange rate risk.

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

Our acquisitions of Tianma and Quo Advertising were structured to attempt to fully comply with PRC rules and regulations. However, such arrangements may be adjudicated by relevant PRC government agencies as not being in compliance with PRC governmental regulations on foreign investment in traveling and advertising industries and such structures may limit our control with respect to such entities.

Since 2001, the PRC Government only allows foreign investors to run traveling business in China if the foreign investors have at least three years of traveling operations record outside China with annual revenue of USD 40 million. The minimum capital investment is RMB 4 million and the foreign investors must be members of the China Tourism Association. Moreover, the foreign investors are restricted from running outbound travel services. In order to penetrate into this market, we acquired a majority interest of Tianma, a travel agency headquartered in the Guangdong province of the PRC in June 2006 through certain contractual arrangements. With the grant of the International Travel Agency Business License by China National Tourism Administration, Tianma is allowed to operate outbound travel services. Through our contractual arrangements, Tianma is currently owned by one PRC citizen designated by us and this subsidiary to directly operate our traveling agent business.

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

RISKS RELATED TO OUR MEDIA BUSINESS

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

We are continuing our geographic expansion in media network by entering into business cooperation agreements with local advertising companies to operate and manage our roadside LED video panels and mega-sized digital video billboards in China. We have concluded four agreements and are currently searching for more opportunities. However, if we are unable to enter into any new agreements, or costs are high, we may be unable to convince our advertisers to purchase more advertising time for higher levels of revenue.

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

The market for out-of-home advertising requires us to research new advertising trends and the technology needs of advertisers and consumers, which may require us to develop new features and enhancements for our advertising network. The majority of our displays use medium-sized roadside LED video panels. We also use mega-sized LED digital video billboards. We are currently researching ways that we may be able to utilize other technology such as cable or broadband networking, advanced audio technologies and high-definition panel technology. Development and acquisition costs may have to be incurred in order to keep pace with new technology needs but we may not have the financial resources necessary to fund and implement future technological innovations or to replace obsolete technology. Furthermore, we may fail to respond to these changing technology needs. For instance, if the use of wireless or broadband networking capabilities on our advertising network becomes a commercially viable alternative and meets all applicable PRC legal and regulatory requirements, and we fail to implement such changes on our out-of-home network and in-store network or fail to do so in a timely manner, our competitors or future entrants into the market who do take advantage of such initiatives could gain a competitive advantage over us. If we cannot succeed in developing and introducing new features on a timely and cost-effective basis, advertiser demand for our advertising networks may decrease and we may not be able to compete effectively or attract advertising clients, which would have an effect on our business prospects and revenues.

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

 Acquisition transactions involve inherent risks such as:

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

Our ability to sustain continued growth through management agreements for new or existing hotels is affected, and may potentially be limited, by a variety of factors influencing real estate development generally. These include site availability, financing, planning, zoning and other local approvals. Other limitations may be imposed by market and submarket factors, such as projected room occupancy, growth in demand opposite projected supply, territorial restrictions in our management agreements, and cost of construction and anticipated room rate structure.

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

Online payment systems in China are at an early stage of development. Although major Chinese banks are instituting online payment systems, these systems are not as widely available or acceptable to consumers in China as in the United States and other developed countries. In addition, relative to countries like the United States, only a limited number of consumers in China have credit cards or debit cards. The lack of adequate online payment systems may limit the number of online commerce transactions that we can service. If online payment services do not develop, our ability to grow our online commerce business may be limited.

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

RISKS RELATED TO REGULATION OF OUR BUSINESS AND TO OUR STRUCTURE

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

As a public company, we are subject to report our internal control structure and procedures for financial reporting in our annual reports on Form 10-KSB, as a requirement of Section 404 of the U.S. Sarbanes-Oxley Act of 2002 by the U.S. Securities and Exchange Commission (the “SEC”). The report must contain an assessment by management about the effectiveness of our internal controls over financial reporting. Additionally, our independent registered public accounting firm will be required to issue reports on management's assessment of our internal control over financial reporting and their evaluation of the operating effectiveness of our internal control over financial reporting. The auditor's report is required for financial year ending December 31, 2008. It is possible that our management cannot attest our effectiveness in internal controls over financial reporting. Furthermore, even if our management attests to our internal control measures to be effective, our independent registered public accountants may not be satisfied with our internal control structure and procedures. If our management cannot attest to our internal control measures at any time in the future, or if our accountants are not satisfied with our internal control structure, it could result in an adverse impact on us in the financial marketplace due to the loss of investor confidence in the reliability of our financial statements, which could negatively impact our stock market price.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being March 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer along with our company's Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer along with our company's Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company accounts for loss contingencies in accordance with SFAS 5 “Accounting for Loss Contingencies”, and other related guidelines. Set forth below is a description of certain loss contingencies as of March 31, 2007 and the management’s opinion as to the likelihood of loss in respect of loss contingency.

The Company’s 55%-owned subsidiary, Tianma, is a defendant to proceedings brought in the Guangzhou Yuexiu District Court. The proceedings were finalized on October 9, 2006. The facts surrounding the proceeding were as follows:

Guangdong Yongan Travel Agency (“Yongan”) arranged a local tour in April 2001. Yongan rented a car from an agent of Tianma but the car did not belong to Tianma. A car accident happened during the tour, causing 20 injuries and one death. Guangzhou Police issued a proposed determination on the responsibilities of the accidents on May 18, 2001. The proposal determined that the driver who used a non-functioning car was fully liable for the accident. Those tourists sued Yongan for damages and Guangzhou Intermediate People’s Court made a final judgment in 2004 that Yongan was liable and Yongan paid approximately RMB2.2 million ($275,000) to the injured. In 2005, Yongan sued the agent of Tianma, Tianma and the car owner. In October 2006, the Guangzhou Yuexiu District Court made a judgment that the agent was liable to pay RMB2.1 million ($262,500) plus interest for damages. Tianma and the car owner have joint-and-several liabilities.

Tianma is now appealing the court’s decision. The Company believes that the chance of overturning the court’s decision is high. In addition, the Company has been indemnified for any future liability upon the acquisition by the prior owners of Tianma. Accordingly, no provision has been made by the Company to the above claims as of March 31, 2007.

Item2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2007, the Company issued 300,000 shares of restricted common stock with a fair value of $843,600 as part of the purchase consideration for acquisition of Quo Advertising.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No. Description

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

NETWORK CN INC.

Date: May 18, 2007	By:	/s/ GODFREY CHIN TONG HUI
Godfrey Chin Tong Hui,
Chief Executive Officer

Date: May 18, 2007	By:	/s/ DALEY MOK
Daley Mok,
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002