Form 10QSB
period 2007-06-30
NETWORK CN INC
filed 2007-08-14
CIK 934796

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 8, 2007, the issuer had outstanding 68,747,978 shares of the issuer’s common stock, $0.001 par value.

The issuer’s revenues for the six months ended June 30, 2007 were $7,913,951.

                Transitional Small Business Disclosure Format: YES ☐   NO ☒

NETWORK CN INC.
FORM10-QSB

INDEX

		Page
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		3
PART I. FINANCIAL INFORMATION		4
Item 1.	Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheet—June 30, 2007 (Unaudited)	4
Condensed Consolidated Statements of Operations—Three and Six Months Ended June 30, 2007 and 2006 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows—Six Months Ended June 30, 2007 and 2006 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Controls and Procedures	52
PART II. OTHER INFORMATION	52
Item 1.	Legal Proceedings	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3.	Default Upon Senior Securities	53
Item 4.	Submission of Matters to a Vote of Security Holders	53
Item 5.	Other Information	53
Item 6.	Exhibits	54
SIGNATURES	55

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Quarterly Report on Form 10-QSB regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events.

Words or phrases such as “anticipates”, “may”, “will”, “should”, “believes”, “estimates”, “expects”, “intends”, “plans”, “predicts”, “projects”, “targets”, “will likely result”, “will continue” or similar expressions identify forward-looking statements. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties, including, but not limited to those listed below and those business risks and factors described elsewhere in this report and our other Securities and Exchange Commission filings.

Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved. Factors that may cause such differences include but are not limited to:

•	our ability to maintain normal terms with vendors and service providers;
•	our ability to fund and execute our business plan;
·	adverse changes in general economic and competitive conditions;
·	potential additional adverse laws or regulations could have a material adverse affect on our liquidity, results of operations and financial condition; and
·	our ability to maintain an effective internal control structure.

We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectation regarding the relevant matter or subject area. In addition to the items specifically discussed above, our business and results of operations are subject to the uncertainties described under the caption “Risk and Uncertainties” which is a part of the disclosure included in Item 2 of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Unless the context requires otherwise, references to “we”, “us”, “our” and the “Company” refer specifically to Network CN Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
NETWORK CN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2007
(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash	$1,993,364
Accounts receivable, net	909,359
Prepaid expenses and other current assets	2,041,583
Total Current Assets	4,944,306

PROPERTY AND EQUIPMENT, NET	90,374

OTHER ASSETS
Intangible rights, net	7,166,264
Total Other Assets	7,166,264

TOTAL ASSETS	$12,200,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,126,737
Current liabilities from discontinued operations	3,655
Total Current Liabilities	3,130,392

TOTAL LIABILITIES	3,130,392

MINORITY INTEREST	80,990

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000,000 shares
none issued and outstanding	-
Common Stock, $0.001 par value, 800,000,000 shares
68,747,978 shares issued and outstanding	68,748
Additional paid-in capital	25,211,785
Deferred stock compensation	(407,500)
Accumulated deficit	(15,899,405)
Accumulated other comprehensive income	15,934
TOTAL STOCKHOLDERS’ EQUITY	8,989,562

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,200,944

See accompanying notes to condensed consolidated financial statements.

NETWORK CN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	For the Three Months Ended June 30, 2007	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006

REVENUE
Revenue – tour services	$5,013,353	$217,727	$7,389,181	$217,727
Revenue – advertising services	106,025	-	499,924	-
Revenue – hotel management	24,846	105,158	24,846	193,942
Revenue – related parties	-	-	-	100,478
Revenue, Net	5,144,224	322,885	7,913,951	512,147

COSTS AND EXPENSES
Cost of tour services	4,930,215	215,813	7,295,139	215,813
Cost of advertising services	109,691	-	356,373	-
Professional fees	1,514,397	197,982	4,290,887	289,787
Payroll	398,609	224,651	736,003	395,002
Other selling, general & admin.	350,208	198,804	631,292	375,436
Total Costs and Expenses	7,303,120	837,250	13,309,694	1,276,038

LOSS FROM OPERATIONS	(2,158,896)	(514,365)	(5,395,743)	(763,891)

OTHER INCOME (EXPENSES)
Interest income	4,632	16,038	10,148	22,736
Interest expense	(105)	(316)	(422)	(632)
Other income	1,321	1,233	3,963	1,233
Total Other Income	5,848	16,955	13,689	23,337

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(2,153,048)	(497,410)	(5,382,054)	(740,554)
Minority interest	(9,482)	(6,407)	5,129	(4,713)
Income taxes	-	-	-	(7,372)

NET LOSS FROM CONTINUING OPERATIONS	(2,162,530)	(503,817)	(5,376,925)	(752,639)

DISCONTINUED OPERATIONS
Gain on disposal of affiliate	-	579,870	-	579,870
INCOME FROM DISCONTUNUED OPERATIONS	-	579,870	-	579,870

NET INCOME (LOSS)	(2,162,530)	76,053	(5,376,925)	(172,769)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	19,346	-	12,454	-
COMPREHENSIVE INCOME (LOSS)	$(2,143,184)	$76,053	$(5,364,471)	$(172,769)

NET INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED
Loss per common share from continuing operations	(0.03)	(0.01)	(0.08)	(0.02)
Income per common share from discontinued operations	-	0.01	-	0.01
Net income (loss) per common share – basic and diluted	$(0.03)	$0.00	$(0.08)	$(0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	68,581,866	55,224,037	68,054,224	44,520,849

See accompanying notes to condensed consolidated financial statements.

NETWORK CN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,376,925)	$(172,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	188,845	129,371
Stock/Option issued for services	2,459,220	74,963
Provision for doubtful debts	23,261	17,891
Gain on disposal of affiliate	-	(579,870)
Minority interest	(5,128)	4,713
(Increase) decrease in:
Prepaid expenses	(1,398,078)	(89,381)
Accounts receivable	(443,351)	22,788
(Increase) decrease in:
Accounts payable and accrued expenses	2,180,679	(329,667)
Net Cash Used in Operating Activities	(2,371,477)	(921,961)

CASH FLOWS FROM INVESTING ACTIVITIES:
Earnest deposit paid	-	(1,134,003)
Sales proceeds from disposal of affiliate	-	3,000,000
Purchase of property and equipment	(15,641)	(13,488)
Acquisition of a subsidiary, net	(45,999)	(807,959)
Net Cash (Used in) Provided by Investing Activities	(61,640)	1,044,550

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related parties	-	(636,846)
Stock issued in placement for cash, net of costs	1,500,000	3,600,000
Warrant issued for services	22,500	-
Payments on capital lease	(3,120)	(4,680)
Net Cash Provided by Financing Activities	1,519,380	2,958,474

EFFECT OF EXCHANGE RATE ON CASH	8,578	-

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(905,159)	3,081,063

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,898,523	85,919

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,993,364	$3,166,982

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$423	$5,249

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In January 2007, the Company acquired 100% equity interest of Quo Advertising. The Company issued 300,000 shares of the Company’s common stock with a fair value of $843,600 as part of the consideration.

See accompanying notes to condensed consolidated financial statements.

NETWORK CN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007
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

(A) Nature of Operations and Organization

Network CN Inc. and subsidiaries (the “Company”) include:

•	Network CN Inc.
•	NCN Group Limited (“NCN BVI”, a wholly owned subsidiary incorporated in the British Virgin Islands on June 23, 2001)
•	NCN Group Management Limited (“NCN HK”, a wholly owned subsidiary of NCN BVI incorporated in Hong Kong on July 28, 2000)
•	NCN Management Services Limited (“NCN MS”, a wholly owned subsidiary of NCN BVI incorporated in the British Virgin Islands on May 4, 2006)
•	NCN Asset Management Services Limited (a wholly owned subsidiary of NCN BVI incorporated in the British Virgin Islands on May 4, 2006)
•	NCN Travel Services Limited (a wholly owned subsidiary of NCN BVI incorporated in the British Virgin Islands on May 4, 2006)
•	NCN Financial Services Limited (a wholly owned subsidiary of NCN BVI incorporated in the British Virgin Islands on May 10, 2006)
•	NCN Media Services Limited (a wholly owned subsidiary of NCN BVI incorporated in the British Virgin Islands on May 4, 2006)
•	NCN Hotels Investment Limited (a wholly owned subsidiary of NCN MS incorporated in the British Virgin Islands on November 1, 2001)

•	NCN Pacific Hotels Limited (“NCN Pacific”, a wholly owned subsidiary of NCN MS incorporated in the British Virgin Islands on July 6, 2006)
•	Teda (Beijing) Hotels Management Limited (“Teda BJ”, a wholly owned subsidiary of NCN BVI incorporated in the People’s Republic of China in November 2004)
•	NCN Landmark International Hotel Group Limited (“NCN Landmark”, a 60% owned subsidiary of NCN BVI incorporated in the British Virgin Islands on August 17, 2004)
•	Landmark International Hotel Development Limited (“Landmark Development”, a 51% owned subsidiary of NCN Landmark incorporated in the British Virgin Islands on October 7, 2005)
•	Beijing NCN Landmark Hotel Management Limited (“Beijing Landmark”, a 100% owned subsidiary of NCN Landmark incorporated in the People’s Republic of China on November 13, 2006)
•	Guangdong Tianma International Travel Service Co., Ltd. (“Tianma”, a 55% owned subsidiary of NCN MS incorporated in the People’s Republic of China on November 23, 1985)
•	Crown Winner International Limited (“Crown Winner”, a 100% owned subsidiary of NCN Media incorporated in Hong Kong on September 16, 2006)
•	Shanghai Quo Advertising Company Limited (“Quo Advertising”, a 100% owned subsidiary of Crown Winner incorporated in the People’s Republic of China on March 7, 1997); and
•	NCN Huamin Management Consultancy (Beijing) Company Limited (“NCN Huamin”, a 100% owned subsidiary of NCN BVI incorporated in the People’s Republic of China on March 7, 2007)
•	Know Win Investments Inc. (“Know Win”, a wholly owned subsidiary of NCN Pacific incorporated in the British Virgin Islands on May 16, 2006)
•	Simple Win Limited (‘Simple Win”, a wholly owned subsidiary of NCN Pacific incorporated in the British Virgin Islands on April 21, 2006)

In relation to Hotel Network, the Company provides management services to hotels and resorts, and travel agency services in China. In relation to Media Network, the Company provides marketing communications consultancy services to customers in China.

(B) Principles of Consolidation

The accompanying consolidated financial statements for 2007 include the accounts of Network CN Inc., NCN BVI and its nine wholly owned subsidiaries, NCN BVI’s 60% owned subsidiary NCN Landmark, and NCN Landmark’s 51% owned subsidiary Landmark Development from October 7, 2005 and NCN Landmark’s 100% owned subsidiary Beijing Landmark from November 13, 2006, NCN MS 55% owned subsidiary Tianma from June 16, 2006, NCN Media’s 100% owned subsidiaries Crown Winner and Quo Advertising from January 31, 2007, NCN BVI’s 100% wholly owned subsidiary NCN Huamin from March 7, 2007, NCN Pacific’s 100% wholly owned subsidiary Know Win from May 2007 together with NCN Pacific’s 100% wholly owned subsidiary Simple Win from June 2007. After change of directorship in May 2006, the Company determined to dispose of Teda BJ and began winding down operations. We treated it as discontinued operations in the fourth quarter of 2006. Landmark Development became dormant at the end of 2006 and its shareholders are taking steps to wind up the subsidiary in 2007.

The accompanying consolidated financial statements for 2006 include the accounts of Network CN Inc., NCN BVI and its eight wholly owned subsidiaries, NCN BVI’s 60% owned subsidiary NCN Landmark, and NCN Landmark’s 51% owned subsidiary Landmark Development from October 7, 2005, together with NCN MS’s 55% owned subsidiary Tianma from June 16, 2006.

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

Tianma organizes inbound and outbound tour and travel packages, which can incorporate, among other things, air and land transportation, hotels, restaurants and tickets to tourist destinations and other excursions. Tianma books all elements of such packages with third-party service providers, such as airlines, car rental companies and hotels, or through other tour package providers and then resells such packages to its clients. A typical sale of tour services is as follows:

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

(H) Earnings (Loss) per Share

Basic earnings (loss) per common share are computed by dividing the net income (loss) applicable to common stock stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares including the dilutive effect of common share equivalents then outstanding. The effect of 141,308 and 0 warrants and options outstanding was not included in diluted loss per share as of June 30, 2007 and 2006 as the effect was anti-dilutive.

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

Prior to December 15, 2005, the Company accounted for its stock plans under the provisions of APB 25 and FASB Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB 25 (“FIN 44”) and made pro forma footnote disclosures as required by Statement of Financial Accounting Standards No. 148, Accounting For Stock-Based Compensation – Transition and Disclosure (“SFAS 148”), which amends SFAS 123. The Company adopted SFAS 123R, effective December 15, 2005 using a modified prospective application, as permitted under SFAS 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires us to apply a fair value based measurement method in accounting for generally all share based payment transactions with employees.

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

Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123(R), which is measured as of the date required by EITF Issue 96-18, “Accounting  for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes option pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs

For the period ended June 30, 2007, the Company recognized $2,459,220 as expense for stock, options and warrants issued to consultants and employees.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permit entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will become effective for us on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

NOTE 2     RECLASSIFICATION

The condensed consolidated statement of operations for the period ended June 30, 2006 has been reclassified to conform to the 2007 presentation. The reclassification did not have an effect on total revenues, total expenses, loss from operations, net loss and net loss per share.

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

Six Months Ended June 30, 2007
Revenues	$7,914,015
Gross profit	$189,651
Loss before income taxes and MI	$(5,483,830)
Net loss	$(5,479,084)
Net loss per share
Basic and diluted	$(0.08)

NOTE 4     INTANGIBLE RIGHTS

The following table set forth information for intangible rights subject to amortization and intangible rights not subject to amortization:

As at June 30, 2007
Amortized intangible rights
Gross carrying amount	$7,239,201
Less: accumulated amortization	(693,647)
Less: provision for impairment loss	(195,192)
Amortized intangible rights – net	6,350,362

Unamortized intangible rights	815,902

Intangible rights, net	$7,166,264

The increase in amortized intangible rights is a result of acquisition of Quo Advertising. Refer to Note 3. The amount is amortized over a period of 20 years. Amortization expense for the six months ended June 30, 2007 and 2006 was $161,178 and $117,108, respectively.

NOTE 5     RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2007 and 2006, the Company received hotel management fee revenue of $0 and $100,478 respectively from two properties it manages that are owned by a stockholder.

During the six months ended June 30, 2007 and 2006, the Company paid rent of $0 and $24,035 respectively for office premises leased from a director and stockholder.

NOTE 6     BUSINESS SEGMENTS

The Company currently has four operating segments. Each segment operates exclusively in Asia. The Company’s Hotel Management segment provides management services to hotels and resorts in Asia. The Travel Agency segment provides travel agency services in China. The Advertising Agency segment provides marketing communications consultancy services to customers in China. The investment holding segment represents the holding companies which provide management services to its subsidiaries. The accounting policies of the segments are the same as described in the summary of significant accounting policies. There are no inter-segment sales.

For the Six Months Ended June 30, 2007	Hotel Management	Travel Agency	Advertising Agency	Investment Holding	Total

Revenue	$24,846	$7,389,181	$499,924	$-	$7,913,951
Net loss from continuing operations	(118,625)	(6,269)	(26,466)	(5,225,565)	(5,376,925)
Depreciation and amortization	2,473	825	9,525	176,022	188,845
Assets	81,819	1,292,252	1,639,925	9,186,948	12,004,944
Capital Expenditure	-	(276)	3,330	12,587	15,641

For the Six Months Ended June 30, 2006	Hotel Management	Travel Agency	Advertising Agency	Investment Holding	Total

Revenue	$294,420	$217,727	$-	$-	$512,147
Net loss from continuing operations	(752,357)	(282)	-	-	(752,639)
Depreciation and amortization	129,334	37	-	-	129,371
Assets	5,710,462	439,408	-	-	6,149,870
Capital Expenditure	12,474	1,014	-	-	13,488

NOTE 7     STOCKHOLDERS' EQUITY

(A) Stock Issued for Services

(1) In February 2006, the Company issued an option to purchase up to 225,000 shares of our common stock to our legal counsel at an exercise price of $0.10 per share. So long as our counsels’ relationship with us continues, the shares underlying the option shall vest and become exercisable in accordance with the following schedule: one-twelfth (1/12) of the shares subject to the option shall vest and become exercisable on each month anniversary of the date of issuance. The option may be exercised for 120 days after termination of the consulting relationship. The fair market value of the option was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following weighted average assumptions: expected dividend 0%, volatility 147%, a risk-free rate of 4.5% and an expected life of one (1) year. The value recognized during the period was approximately $1,317. The options were exercised in April 2007.

(2) In August 2006, the Company issued a warrant to purchase up to 100,000 shares of restricted common stock to a consultant at an exercise price $0.7 per share. The shares underlying the option shall vest and become exercisable in accordance with the following schedule: one-fourth (1/4) of the shares subject to the warrant shall vest and become exercisable every 45 days starting from the date of issuance. The warrant shall remain exercisable until August 25, 2016. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following weighted average assumptions: expected dividend 0%, volatility 192%, a risk-free rate of 4.5% and an expected life of one (1) year. The value recognized during the period was approximately $20,403.

(3) In April 2007, the Company issued 45,000 shares of the restricted common stock at $0.4 per share with a fair value of $18,000 to legal counsel for services rendered.

(4) In April 2007, the Company issued 377,260 shares of the restricted common stock with a fair value of $85,353 to its directors and officers for services.

(5) During the six months ended June 30, 2007 and 2006, the Company recognized deferred stock compensation of $2,437,500 and $61,250 respectively for stock issued to consultants for services.

(B) Stock Issued for Acquisition

In January 2007, the Company issued 300,000 shares of restricted common stock of the Company with a fair value $843,600 as part of the consideration to the seller in the acquisition of Quo Advertising.

(C) Stock Issued for Private Placement

In April 2007, the Company completed a private placement of 500,000 shares of restricted common stock at $3 per share for an aggregate sum of $1,500,000. No investment-banking fees were payable.

NOTE 8     COMMITMENTS AND CONTINGENCIES

(A) Contingent liabilities

The Company accounts for loss contingencies in accordance with SFAS 5 “Accounting for Loss Contingencies”, and other related guidelines. Set forth below is a description of certain loss contingencies as of June 30, 2007 and the management’s opinion as to the likelihood of loss in respect of loss contingency.

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

Tianma is now appealing the court’s decision. The Company believes that there is a reasonably high chance of overturning the court’s decision. In addition, the Company has been indemnified for any future liability upon the acquisition by the prior owners of Tianma. Accordingly, no provision has been made by the Company to the above claims as of June 30, 2007.

(B) Commitments

Since November 2006, the Company, through its subsidiaries, NCN Media Services Limited and Quo Advertising, acquired rights from third parties to operate 677 roadside LED panels and 4 mega-sized digital billboards for periods ranging from 2 to 20 years, for future payments of annual rights and operating fees totaling $36 million.

A summary of the estimated future annual rights and operating fee commitments based on the 677 roadside LED panels and 4 mega-sized digital billboards as of June 30, 2007 is as follows:

$(Million)
Six months ending December 31, 2007	2.4
Years ending December 31,
2008	3.3
2009	2.8
2010	2.5
2011	2.2
2012	2.3
Due after 5 years	20.5

Total commitments	36

NOTE 9     SUBSEQUENT EVENTS

On July 23, 2007, NCN HK entered into Executive Employment Agreements (the “Agreements”) with Chin Tong Godfrey Hui, the Chief Executive Officer, Kuen Kwok So, the Managing Director, Daley Yu Luk Mok, the Chief Financial Officer, Hing Kuen Benedict Fung, the President, and Stanley Kam Wing Chu, the General Manager of the Company and NCN Group effective July 1, 2007.

Pursuant to the Agreements, Mr. Hui shall receive a monthly base salary of HK$120,000, Mr. So shall receive a monthly base salary of HK$80,000, Mr. Mok shall receive a monthly base salary of HK$70,000, Mr. Fung shall receive a monthly base salary of HK$70,000, and Mr. Chu shall receive a monthly base salary of HK$50,000.

Also pursuant to the Agreements, each Executive shall receive a grant of the Company’s common stock subject to annual vesting over five years in the following amounts:  Mr. Hui, 2,000,000 shares; Mr. So, 2,000,000 shares; Mr. Mok 1,500,000 shares; Mr. Fung 1,200,000 shares and Mr. Chu, 1,000,000 shares.

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

OVERVIEW

Network CN Inc. (“we” or “the Company”), originally incorporated on September 10, 1993, is a Delaware company with headquarters in the Hong Kong SAR, the People’s Republic of China (“the PRC” or “China”). It was led by different management teams in the past, engaging in different ventures. The Company was previously known under various names, the latest former name being Teda Travel Group Inc. On August 1, 2006, in order to better reflect the Company’s vision under the expanded management team, the Company changed its name to “Network CN Inc”.

Our business vision and plan is to build a nationwide information/entertainment network in the PRC. To achieve this goal, we have set out to build and run a Media Network, a Hotel Network and an e-Network. A Hotel Network has already been established, and the Company is working to expand it to cover all major cities in the PRC. The Hotel Network also includes our travel subsidiary, Guangdong Tianma International Travel Service Co., Ltd. (“Tianma”), that we acquired in 2006. We earned substantially all of our revenues in the second quarter of 2007 from our Hotel Network through the provision of travel agency services to customers both inside and outside of the PRC. During the latter half of 2006, we adjusted our focus to building a Media Network, and took the first step in November 2006 by securing a media-related contract regarding the installation and management of outdoor LED advertising video panels. In January 2007, we acquired Shanghai Quo Advertising Company Limited (“Quo Advertising”), an advertising agency in Shanghai, China. In the first half of 2007, we have generated revenues from our Media Network and we anticipate that we will begin to realize earnings from the installation and management of LED advertising video panels beginning in the third quarter of 2007. At the same time, the Company is actively pursuing the development of an e-Network via the Internet.

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

Tianma organizes inbound and outbound tour and travel packages, which can incorporate, among other things, air and land transportation, hotels, restaurants and tickets to tourist destinations and other excursions. Tianma books all elements of such packages with third-party service providers, such as airlines, car rental companies and hotels, or through other tour package providers and then resells such packages to its clients. A typical sale of tour services is as follows:

1.	Tianma, in consultation with sub-agents, organizes a tour or travel package, including making reservations for blocks of tickets, rooms, etc. with third-party service providers. Tianma may be required to ake deposits, pay all or part of the ultimate fees charged by such service providers or make legally binding commitments to pay such fees at this time. For air-tickets, Tianma normally books a block of air-tickets with airlines in advance and pays full amount to reserve seats before any tours are formed. The air tickets are usually valid for a certain period of time. If the pre-packaged tours do not materialize and are eventually not formed, Tianma will have to sell the air-tickets to other travel agents or customers. For hotels, meals and transport, Tianma usually pays 50-60% deposit upfront. After completion of tours, the remaining balance will be settled.

2.	Tianma, through its sub-agents, advertises tour and travel packages at the price set by Tianma and sub-agents.

3.	Customers approach Tianma or its appointed sub-agents to book an advertised packaged tour.

4.	The customers pay a deposit to Tianma directly or through its appointed sub-agents.

5.	When the minimum required number of customers (which number is different for each tour based on the elements of the tour and the costs of the tour) for a particular tour is reached, Tianma will contact the customers for tour confirmation and request for full payment. All payments received by the appointed sub-agents are paid to Tianma prior to the commencement of the tours.

6.	Tianma will then make or finalize corresponding bookings with outside service providers such as airlines, bus operators, hotels, restaurants, etc. and pay any unpaid fees to such providers.

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

Prior to December 15, 2005, the Company accounted for its stock plans under the provisions of APB 25 and FASB Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB 25 (“FIN 44”) and made pro forma footnote disclosures as required by Statement of Financial Accounting Standards No. 148, Accounting For Stock-Based Compensation – Transition and Disclosure (“SFAS 148”), which amends SFAS 123. The Company adopted SFAS 123R, effective December 15, 2005 using a modified prospective application, as permitted under SFAS 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires us to apply a fair value based measurement method in accounting for generally all share based payment transactions with employees.

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

Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123(R), which is measured as of the date required by EITF Issue 96-18,“Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes option pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

For the period ended June 30, 2007, the Company recognized $2,459,220 as expense for stock, options and warrants issued to consultants and employees.

Consolidated Results of Operations

For the three months ended June 30, 2007 and June 30, 2006

Revenues. Revenues for the three months ended June 30, 2007 were $5,144,224 as compared to revenues of $322,885 for the same period in 2006, a sharp increase of $4,821,339, or 1493%. The increase was due to the inclusion of the revenue of Tianma, a subsidiary acquired in June 2006 and Quo Advertising, a subsidiary acquired in January 2007. Revenues from Tianma for this period were $5,013,353 and accounted for 97% of the Company’s total revenues. Revenues from Quo Advertising for this period were $106,025 and accounted for 2% of the Company’s total revenues. Revenues from hotel management for this period were $24,846, a decrease of $80,312 as compared to the same period last year. The decrease was due to a decreased number of hotel properties managed (from seventeen hotel properties managed as of June 30, 2006 to five hotel properties as of June 30, 2007). The decrease was not otherwise material given the significant revenues generated by Tianma and Quo Advertising.

Cost of Tour Services. Cost of tour services for the three months ended June 30, 2007 was $4,930,215 as compared to cost of tour services of $215,813 for the same period last year, a sharp increase of 4,714,402 or 2184%. The increase was due to the acquisition of Tianma in June, 2006. The majority of Tianma's expenses directly related to the generation of Tianma's tour revenues were grouped under this category, with immaterial amounts grouped under Professional Fees, Payroll and Other Selling, General & Administrative Expenses.

Cost of Advertising Services. Cost of advertising services for the three months ended June 30, 2007 was $109,691 as compared to cost of advertising services of $0 for the same period last year. The increase was due to the acquisition of Quo Advertising in January, 2007.

Total Expenses. Our total expenses during the three months ended June 30, 2007 were $2,263,214, compared to expenses of $621,437 for the same period last year, an increase of $1,641,777, or 264%. The increase was primarily attributable to a material increase in professional fees in connection with more stock issued for services during the current period than in the previous period.

Professional fees. Professional fees for the three months ended June 30, 2007 were $1,514,397 as compared to $197,982 for the same period last year, an increase of $1,316,415 or 665%. The increase was due to more stock issued for services during the current period than in the previous period.

Payroll. Payroll for the three months ended June 30, 2007 was $398,609 as compared to $224,651 for the same period last year, an increase of $173,958 or 77%. The increase was due to the addition of several employees, including a Managing Director and a General Manager.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses for the three months ended June 30, 2007 were $350,208 as compared to $198,804 for the same period last year, an increase of $151,404 or 76%. The increase was due to additional overseas traveling and entertainment expenses incurred in the current period.

Loss from Continuing Operations. The Company incurred a loss from continuing operations of $2,162,530 for the three months ended June 30, 2007 as compared to a loss of $503,817 in the previous period. The increase in loss of $1,658,713 was mainly due to increase in professional fees and payroll as explained above.

Income from Discontinued Operations. After the completion of sales of the Company’s interest in Tianjin Teda Yide Industrial Company Limited on April 29, 2006, the Company recorded a gain of $579,870 on the disposal of an affiliate for the period ended June 30, 2006.

Net Income (Loss). The Company recorded a net loss of $2,162,530 as compared to a net income of $76,053 for the same period last year, a decrease of $2,238,583 or 2943%. That was due to gain on disposal of Yide of $579,870 recorded for the period ended June 30, 2006 and increase of professional fee and payroll for the period ended June 30, 2007.

For the six months ended June 30, 2007 and June 30, 2006

Revenues. Revenues for the six months ended June 30, 2007 were $7,913,951 as compared to revenues of $512,147 for the same period in 2006, a sharp increase of $7,401,804, or 1445%. The increase was due to the inclusion of the revenue of Tianma, a subsidiary acquired in June 2006 and Quo Advertising, a subsidiary acquired in January 2007. Revenues from Tianma for this period were $7,389,181 and accounted for 93% of the Company’s total revenues. Revenues from Quo Advertising for this period were $499,924 and accounted for 6% of the Company’s total revenues. Revenues from hotel management for this period were $24,846, a decrease of $269,574 as compared to the same period last year. The decrease was due to a decreased number of hotel properties managed (from seventeen hotel properties managed as of June 30, 2006 to five hotel properties as of June 30, 2007). The decrease was not otherwise material given the significant revenues generated by Tianma and Quo Advertising.

Cost of Tour Services. Cost of tour services for the six months ended June 30, 2007 was $7,295,139 as compared to cost of tour services of $215,813 for the same period last year, a sharp increase of $7,079,326 or 3280%. The increase was due to the acquisition of Tianma in June, 2006. The majority of Tianma's expenses directly related to the generation of Tianma's tour revenues were grouped under this category, with immaterial amounts grouped under Professional Fees, Payroll and Other Selling, General & Administrative Expenses.

Cost of Advertising Services. Cost of advertising services for the six months ended June 30, 2007 was $356,373 as compared to cost of advertising services of $0 for the same period last year. The increase was due to the acquisition of Quo Advertising in January, 2007.

Total Expenses. Our total expenses during the six months ended June 30, 2007 were $5,658,182, compared to expenses of $1,060,225 for the same period last year, an increase of $4,597,957, or 433%. The increase was primarily attributable to a material increase in professional fees in connection with more stock issued for services during the current period than in the previous period.

Professional fees. Professional fees for the six months ended June 30, 2007 were $4,290,887 as compared to $289,787 for the same period last year, an increase of $4,001,100 or 1381%. The increase was due to more stock issued for services during the current period than in the previous period.

Payroll. Payroll for the six months ended June 30, 2007 was $736,003 as compared to $395,002 for the same period last year, an increase of $341,001 or 86%. The increase was due to the addition of several employees, including a Managing Director and a General Manager.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses for the six months ended June 30, 2007 were $631,292 as compared to $375,436 for the same period last year, an increase of $255,856 or 68%. The increase was due to additional overseas traveling and entertainment expenses incurred in the current period.

Loss from Continuing Operations. The Company incurred a loss from continuing operations of $5,376,925 for the six months ended June 30, 2007 as compared to a loss of $752,639 in the previous period. The increase in loss of $4,624,286 was mainly due to increase in professional fees and payroll as explained above.

Income Taxes. The Company derives its income in the PRC and is subject to income tax in the PRC. Income tax expenses charged to the consolidated income statement for the six months ended June 30, 2007 was $0 as compared to $7,372 for the period ended June 30, 2006 as the Company and its subsidiaries operated at a loss during the period.

Income from Discontinued Operations. After the completion of sales of the Company’s interest in Tianjin Teda Yide Industrial Company Limited on April 29, 2006, the Company recorded a gain of $579,870 on the disposal of an affiliate for the period ended June 30, 2006.

Net Loss. The Company recorded a net loss of $5,376,925 as compared to a net loss of $172,769 for the same period last year, an increase of $5,204,156 or 3012%. That was due to gain on disposal of Yide of $579,870 recorded for the period ended June 30, 2006 and increase of professional fee and payroll for the period ended June 30, 2007.

Consolidated Financial Condition

Liquidity and Capital Resources – June 30, 2007

The cash and cash equivalents as of June 30, 2007 was $1,993,364 as compared with $3,166,982 as of June 30, 2006, a decrease of $1,173,618. The decrease was attributable to the following activities:

Net cash utilized by operating activities as of June 30, 2007 was $2,371,477, an increase of $1,449,516 as compared with $921,961 in the same period of 2006. The net cash outflow was mainly attributable to increase in net loss and prepaid expenses and decrease in accounts payable and accrued expenses.

Net cash used by investing activities for the period ended June 30, 2007 was $61,640, compared with net cash provided by $1,044,550 in the same period of 2006. The decrease of $1,106,190 was mainly attributable to the receipt of $3,000,000 for the sale of Yide, which was partly offset by the placing of a $1,134,003 earnest deposit for a prospective project and investment in Tianma.

Net cash provided by financing activities was $1,519,380 for the period ended June 30, 2007, compared with $2,958,474 in the same period of 2006. The decrease was primarily attributable to a private placement that raised gross proceeds of $4,000,000, from which we paid investment banking fees in the amount of $400,000 for the period ended June 30, 2006.

Working Capital Requirements

We had cash of $1,993,364 at June 30, 2007 and our current assets totaled $4,944,306. Our current liabilities at June 30, 2007 were $3,130,392, so we had working capital of $1,813,914. We have no long-term liabilities as of June 30, 2007.

Capital Expenditures

We continue to seek opportunities to enter new markets, increase market share or broaden service offerings through acquisitions. During the period ended June 30, 2007, we acquired assets of $15,641, which was financed through working capital. As of June 30, 2007, we had no other significant capital expenditure commitments except the following: (i) the Company obtained the right to install 120 roadside LED panels in the Changning district of Shanghai pursuant to a business agreement with Guiding Media Advertising Limited and (ii) the Company also obtained the rights to install further LED panels and two mega-sized digital billboards in the Huangpu district of Shanghai, Nanjing and Wuhan.

Since November 2006, the Company, through its subsidiaries, NCN Media Services Limited and Quo Advertising, acquired rights from third parties to operate 677 roadside LED panels and 4 mega-sized digital billboards for periods ranging from 2 to 20 years, for future payments of annual rights and operating fees totaling $36 million.

A summary of the estimated future annual rights and operating fee commitments based on the 677 roadside LED panels and 4 mega-sized digital billboards as of June 30, 2007 is as follows:

$(Million)
Six months ending December 31, 2007	2.4
Years ending December 31,
2008	3.3
2009	2.8
2010	2.5
2011	2.2
2012	2.3
Due after 5 years	20.5

Total commitments	36

The Company is also responsible for the cost of installing the 677 roadside LED panels and 4 mega-sized digital billboards. The Company estimates that the capital investment including installation costs for each roadside LED panel is approximately $25,000 to $30,000, and for each mega-sized digital billboard, depending on its size, is about $600,000 to $2,000,000. As such, the total capital expenditure for these projects will be approximately $24 million.

During 2007, the Company contracted with a third party to construct 120 LED panels at various locations at the third party’s own cost. Upon completion of the installation of such 120 LED panels on or before December 31, 2007, the Company has an option to acquire the LED panels at cost plus 15% of the installation costs from the third party. If such conditions are not met, the Company is not obliged to exercise the option and shall be relieved from its obligations to the third party and from any claims for compensation, loss or damages.

In addition to the funds raised through private placements in 2006, the Company is considering issuing new equity securities as well as arranging debt instruments to finance these projects. The Company’s rights to install the panels are not subject to a detailed installation timetable, so we are not under any time pressure to raise the finance for the capital expenditure.

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

The benchmark CSI 300 stock index, which tracks A shares in both Shanghai and Shenzhen, has risen about 70 percent to date this year. Excess liquidity, possibly leading to asset bubbles, is a major risk the Chinese government has tried to deal with in recent months. The government has tried to control prices in the property sector by reinforcing the Land Appreciation Tax. The latest report showed that the economy expanded 11.1% in the first quarter of 2007 compared with 10.4% a year earlier, while inflation reached a two-year high of 3.3% in March 2007. The stronger-than-expected growth was driven mainly by a trade surplus that almost doubled to US$46.4 billion in the first three months. New loans made by commercial banks during the first quarter were up to RMB 1.4 trillion (US$18 billion), almost half the total in the whole year of 2006. In order to cool down the bubbling equity market, we expect the China government will continue to increase the reserve ratio for Chinese banks until there are indications of control in overheating in equity market and inflation. These actions, as well as future actions and policies of the PRC government, could materially affect our liquidity and the ability to access to capital and operate our business.

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

At the present time, RMB is not an exchangeable currency. The Company receives nearly all of its revenue in RMB, which may need to be exchanged to other currencies, primarily U.S. dollars (USD), and remitted outside of the PRC. Effective July 1, 1996, foreign currency “current account” transactions by foreign investment enterprises, including Sino-foreign joint ventures, are no longer subject to the approval of State Administration of Foreign Exchange (“SAFE”, formerly, “State Administration of Exchange Control”), but need only a ministerial review, according to the Administration of the Settlement, Sale and Payment of Foreign Exchange Provisions promulgated in 1996 (the “FX regulations”). “Current account” items include international commercial transactions, which occur on a regular basis, such as those relating to trade and provision of services. Distributions to joint venture parties also are considered a “current account transaction”. Other non-current account items, known as “capital account” items, remain subject to SAFE approval. Under current regulations, the Company can obtain foreign currency in exchange for RMB from swap centers authorized by the government. The Company does not anticipate problems in obtaining foreign currency to satisfy its requirements; however, there is no assurance that foreign currency shortages or changes in currency exchange laws and regulations by the Chinese government will not restrict the Company from exchanging RMB in a timely manner. If such shortages or changes in laws and regulations occur, the Company may accept RMB, which can be held or reinvested in other projects.

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

Since early 2003, mainland China, Hong Kong and certain other countries, largely in Asia, have been experiencing an outbreak of a new and highly contagious form of atypical pneumonia, now known as severeacute respiratory syndrome, or SARS. This outbreak has resulted in significant disruption to the lifestyles of the business and economic activity in the effected areas. Areas in Mainland China that have been affected include areas where the Company has business and management operations. Although the outbreak is now generally under control in China, the Company cannot predict at this time whether the situation may again deteriorate or the extent of its effect on the Company’s business and operations. Moreover, there are many Asia countries including China that report incidents of avian flu. Although this virus is spread through poultry populations, it is reported in many incidents that the virus can cause an infection to humans and is often fatal. Any outbreak of SARS or avian flu may result the closure of our offices or other businesses where we provide our advertising and hotel services. The occurrences of such diseases would also affect our out-of-home advertising network to advertisers. The advertisers may stop purchasing the advertising time and severely interrupt our business and operations.

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

Since we believe that there is risk in our structural arrangement with Quo advertising and Tianma, we try to minimize this risk by consulting the local lawyer in China. The local lawyer critically analyzes and reviews the documents including share transfer contracts, agreements, declaration of trust etc based on the present laws, traveling and advertising rules and regulations and standardization documents in China. Based on the advice given by the local lawyer, we make amendments in our legal documents and, if necessary, prepare additional legal document in order to improve our position for the case of any legal proceeding. Although the risk cannot be avoided totally, we believe that we preformed our reasonable effort to reduce the risk arising from our contractual arrangement.

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

RISKS RELATED TO OUR MEDIA BUSINESS

In early 2007, we have entered into a contract to acquire Quo Advertising to expand our business operations in the media business. Since the acquisition, we have successfully entered into several material business agreements in Shanghai, Nanjing and Wuhan to manage and operate LED outdoor advertising video panels and mega-sized digital video billboards through Quo Advertising. We anticipate entering into agreements in other major cities to strengthen our position in the out-of-home media business in China. In addition to the risks described above in “Risks Related to Operating a Business in China”, we are subject to additional risks related to our media business.

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

We are continuing our geographic expansion in media network by entering into business cooperation agreements with local advertising companies to operate and manage our roadside LED video panels and mega-sized digital video billboards in China. We have concluded seven agreements and are currently searching for more opportunities. However, if we are unable to enter into any new agreements, or costs are high, we may be unable to convince our advertisers to purchase more advertising time for higher levels of revenue.

If we are unable to attract advertisers to advertise on our networks, we will be unable to grow our revenue base to generate revenues.

We charge our advertisers based on the time that is used on our roadside LED video panels and mega-sized digital video billboards. The desire of advertisers to advertise on our out-of-home media networks depends on the coverage of the networks, the desirability of the locations of the LED panels and billboards, our brand name and charging rate. If we are unable to provide the advertising services to suit the needs of our advertisers, we may be unable to attract them to purchase our advertising time.

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

The placement and installation of LED panels and billboards are subject to municipal zoning requirements and governmental approvals. It is necessary to obtain approvals for construction permits from the relevant supervisory departments of the PRC government for each installation of roadside LED video panel and mega-sized digital video billboard. However, we cannot provide any guarantee that we can obtain all the relevant government approvals for all of our installations in the PRC. If such approvals are not granted, we will be unable to install LED panels or billboards on schedule, or may incur more installation costs.

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

RISKS RELATED TO OUR HOTEL BUSINESS

In addition to the risks described above in “Risks Related to Operating a Business in China”, we are subject to additional risks related to our hotel business.

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

The results of operations of Quo Advertising have been included in our consolidated statement of operations since the completion of the acquisition in January 2007. It may contain some adjustments that are based on estimates. We did not intend to show how Quo Advertising would have actually performed if the acquisition had in fact occurred from the beginning of the fiscal year or to project the results of operations or financial position.

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

If we or our independent registered public accountants cannot attest to our adequacy in the internal control measures over our financial reporting, as required by Section 404 of the U.S. Sarbanes-Oxley Act, for the fiscal year ending December 31, 2007, we may be adversely affected.

As a public company, we are subject to report our internal control structure and procedures for financial reporting in our annual reports on Form 10-KSB, as a requirement of Section 404 of the U.S. Sarbanes-Oxley Act of 2002 by the U.S. Securities and Exchange Commission (the “SEC”). The report must contain an assessment by management about the effectiveness of our internal controls over financial reporting. Additionally, our independent registered public accounting firm will be required to issue reports on management’s assessment of our internal control over financial reporting and their evaluation of the operating effectiveness of our internal control over financial reporting. The auditor’s report is required for financial year ending December 31, 2008. It is possible that our management cannot attest our effectiveness in internal controls over financial reporting. Furthermore, even if our management attests to our internal control measures to be effective, our independent registered public accountants may not be satisfied with our internal control structure and procedures. If our management cannot attest to our internal control measures at any time in the future, or if our accountants are not satisfied with our internal control structure, it could result in an adverse impact on us in the financial marketplace due to the loss of investor confidence in the reliability of our financial statements, which could negatively impact our stock market price.

Trading may be restricted by the SEC, which may limit a stockholder’s ability to buy and sell our stock.

The SEC has adopted Rule 15g-9, which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share. Our securities are covered by rules that impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The rules require a broker-dealer, prior to a transaction in penny stock, to deliver a standardized risk disclosure document in a form prepared by the SEC. This provides information about the nature and level of risks in the penny stock market. The broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, these rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investors’ interest in and limit the marketability of our common stock.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being June 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer along with our company's Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer along with our company's Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

 PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company accounts for loss contingencies in accordance with SFAS 5 “Accounting for Loss Contingencies”, and other related guidelines. Set forth below is a description of certain loss contingencies as of June 30, 2007 and the management’s opinion as to the likelihood of loss in respect of loss contingency.

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

Tianma is now appealing the court’s decision. The Company believes that there is reasonably high chance of overturning the court’s decision. In addition, the Company has been indemnified for any future liability upon the acquisition by the prior owners of Tianma. Accordingly, no provision has been made by the Company to the above claims as of June 30, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2007, the Company issued 300,000 shares of restricted common stock of the Company with a fair value $843,600 as part of the consideration to the seller in the acquisition of Quo Advertising.

In April 2007, the Company issued 45,000 shares of the restricted common stock at $0.4 per share with a fair value of $18,000 to legal counsel for services rendered.

In April 2007, the Company issued 377,260 shares of the restricted common stock with a fair value of $85,353 to its directors and officers for services.

In April 2007, the Company completed a private placement of 500,000 shares of restricted common stock at $3 per share for an aggregate sum of $1,500,000. No investment-banking fees were payable.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.  Description

10.1	Contract for the Rebuilding and Leasing of Advertisement Light Boxes on Nanjing Road Pedestrian Street. Incorporated by reference to Form 8-K filed on June 26, 2007

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK CN INC.

Date: August 13, 2007	By:	/s/ GODFREY CHIN TONG HUI
Godfrey Chin Tong Hui,
Chief Executive Officer

Date: August 13, 2007	By:	/s/ DALEY MOK
Daley Mok,
Chief Financial Officer

EXHIBIT INDEX

10.1	Contract for the Rebuilding and Leasing of Advertisement Light Boxes on Nanjing Road Pedestrian Street. Incorporated by reference to Form 8-K filed on June 26, 2007

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002