Form 10QSB
period 2007-09-30
NETWORK CN INC
filed 2007-11-09
CIK 934796

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(852) 2833-2186
(Registrant’s Telephone Number, Including International Code and Area Code)

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

As of November 9, 2007, the issuer had 69,151,608 shares of common stock, $0.001 par value outstanding.

The issuer’s revenues for the nine months ended September 30, 2007 were $16,398,756

Transitional Small Business Disclosure Format: YES ☐   NO ☒

NETWORK CN INC.
FORM10-QSB

All financial information in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007 (“Quarterly Report”) is in United States dollars, which are referred to as “U.S. Dollars” or “$.”

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectation regarding the relevant matter or subject area. In addition to the items specifically discussed above, our business and results of operations are subject to the uncertainties described under the caption “Risk and Uncertainties” which is a part of the disclosure included in Item 2 of Part 1 of this Quarterly Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-KSB, 10-QSB and 8-K, Proxy Statements on Schedule 14A, press releases, analyst and investor conference calls, and other communications released to the public. Although we believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable, any or all of the forward-looking statements in this Quarterly Report, our reports on Forms 10-KSB and 8-K, our Proxy Statements on Schedule 14A and any other public statements that are made by us may prove to be incorrect.

This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Quarterly Report on Form 10-QSB, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Quarterly Report or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NETWORK CN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash	$2,035,047
Accounts receivable, net	1,320,702
Prepaid expenses and other current assets	3,171,305
Total Current Assets	6,527,054

EQUIPMENT, NET	126,082
INTANGIBLE RIGHTS, NET (Note 4)	7,633,994

TOTAL ASSETS	$14,287,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,061,274
Current liabilities from discontinued operations	3,655
Total Current Liabilities	6,064,929

COMMITMENTS AND CONTINGENCIES (Note 8)

MINORITY INTERESTS	406,407

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000,000 shares
none issued and outstanding
Common Stock, $0.001 par value, 800,000,000 shares	69,152
69,151,608 shares issued and outstanding
Additional paid-in capital	27,056,625
Deferred stock-based compensation	(212,001)
Accumulated deficit	(19,103,399)
Accumulated other comprehensive income	5,417
TOTAL STOCKHOLDERS’ EQUITY	7,815,794

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,287,130

See accompanying notes to condensed consolidated financial statements.

NETWORK CN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006

REVENUES
Tour services	$8,017,479	$1,895,018	$15,406,660	$2,112,745
Advertising services	466,071	-	965,995	-
Hotel management	1,255	48,753	26,101	242,695
Related parties	-	-	-	100,478
Total Revenues	8,484,805	1,943,771	16,398,756	2,455,918

COSTS AND EXPENSES
Cost of tour services	7,926,042	1,875,555	15,221,181	2,091,368
Cost of advertising services	350,325	-	706,698	-
Professional fees	812,275	1,014,154	5,103,162	1,303,941
Payroll	1,851,500	313,891	2,587,503	708,893
Other selling, general & administrative	749,561	274,969	1,380,853	650,405
Total Costs and Expenses	11,689,703	3,478,569	24,999,397	4,754,607

LOSS FROM OPERATIONS	(3,204,898)	(1,534,798)	(8,600,641)	(2,298,689)

OTHER INCOME
Interest income	3,859	7,695	14,007	30,431
Interest expense	-	(2,333)	(422)	(2,965)
Other income	5,321	13,864	9,284	15,097
Total Other Income, Net	9,180	19,226	22,869	42,563

NET LOSS BEFORE INCOME TAXES AND MINORITY INTERESTS	(3,195,718)	(1,515,572)	(8,577,772)	(2,256,126)
Income taxes	-	-	-	(7,372)
Minority interests	(8,276)	12,547	(3,147)	7,834

NET LOSS FROM CONTINUING OPERATIONS	(3,203,994)	(1,503,025)	(8,580,919)	(2,255,664)

DISCONTINUED OPERATIONS
Gain on disposal of affiliate	-	-	-	579,870
INCOME FROM DISCONTUNUED OPERATIONS	-	-	-	579,870

NET LOSS	(3,203,994)	(1,503,025)	(8,580,919)	(1,675,794)

OTHER COMPREHENSIVE INCOME
Foreign currency translation (loss) gain	(10,517)	940	1,937	940
COMPREHENSIVE LOSS	$(3,214,511)	$(1,502,085)	$(8,578,982)	$(1,674,854)

NET INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED
Loss per common share from continuing operations	(0.05)	(0.03)	(0.13)	(0.05)
Income per common share from discontinued operations	-	-	-	0.01
Net loss per common share – basic and diluted	$(0.05)	$(0.03)	$(0.13)	$(0.04)
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	68,947,906	55,744,892	68,355,391	48,303,310

See accompanying notes to condensed consolidated financial statements.

NETWORK CN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,580,919)	$(1,675,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	321,278	196,101
Stock/Option issued for services	4,477,566	960,430
Allowance for doubtful accounts	10,716	38,501
Gain on disposal of affiliate	-	(579,870)
Minority interests	3,147	6,628
Changes in operating assets and liabilities:
Accounts receivable	(842,149)	(59,192)
Prepaid expenses and other current assets	(2,445,651)	(81,538)
Accounts payable and accrued expenses	5,051,781	(113,717)
Net cash used in operating activities	(2,004,231)	(1,308,451)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of Earnest deposit	-	(1,134,003)
Proceeds from disposal of affiliate	-	3,000,000
Purchase of equipment	(58,491)	(64,003)
Acquisition of subsidiaries, net	(318,156)	(807,959)
Net cash (used in) provided by investing activities	(376,647)	994,035

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in amounts due to related parties	-	(639,130)
Proceeds from issuance of common stock, net of costs	22,500	4,815,000
Proceeds from exercise of warrant issued for services	1,500,000	-
Repayment of capital lease obligation	(3,120)	(7,019)
Contribution from a stockholder	-	16,737
Net cash provided by financing activities	1,519,380	4,185,588

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,978)	940

NET (DECREASE) INCREASE IN CASH	(863,476)	3,872,112

CASH, BEGINNING OF PERIOD	2,898,523	85,919

CASH, END OF PERIOD	$2,035,047	$3,958,031

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$423	$6,371

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

In January 2007, the Company acquired 100% equity interest of Quo Advertising. The Company issued 300,000 shares of restricted common stock with a fair value of $843,600 as part of the consideration.

See accompanying notes to condensed consolidated financial statements.

NETWORK CN INC. AND SUBSIDIARIESNOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  GENERAL, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Network CN Inc. and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of our financial position and results of operations.

The consolidated financial statements for the three and nine months ended September 30, 2007 and 2006 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, previously filed with the Securities and Exchange Commission on April 2, 2007.

(a) Nature of Business and Organization

Network CN Inc., originally incorporated on September 10, 1993, is a Delaware corporation with headquarters in the Hong Kong Special Administrative Region, the People’s Republic of China (the “PRC” or “China”). The Company is building a nationwide information and entertainment network in China through its Hotel Network, Media Network and e-Network businesses.

As of September 30, 2007, the Company includes:

•	Network CN Inc., a Delaware corporation;

•	NCN Group Limited, a British Virgin Islands company and a wholly owned subsidiary of Network CN Inc. (“NCN BVI”);

•	NCN Group Management Limited, a Hong Kong company and a wholly owned subsidiary of NCN BVI (“NCN HK”);

•	NCN Management Services Limited, a British Virgin Islands company and a wholly owned subsidiary of NCN BVI (“NCN MS”);

•	NCN Asset Management Services Limited, a British Virgin Islands company and a wholly owned subsidiary of NCN BVI;

•	NCN Travel Services Limited, a British Virgin Islands company and a wholly owned subsidiary of NCN BVI;

•	NCN Financial Services Limited, a British Virgin Islands company and a wholly owned subsidiary of NCN BVI;

•	NCN Media Services Limited, a British Virgin Islands company, and a wholly owned subsidiary of NCN BVI; (“NCN Media”)

•	NCN Hotels Investment Limited, a British Virgin Islands company, and a wholly owned subsidiary of NCN MS;

•	NCN Pacific Hotels Limited, a British Virgin Islands company, and a wholly owned subsidiary of NCN MS (“NCN Pacific”);

•	Teda (Beijing) Hotels Management Limited, a company organized under the laws of the PRC, and a wholly owned subsidiary of NCN BVI (“Teda BJ”);

•	NCN Landmark International Hotel Group Limited, a British Virgin Islands company, and a 60% owned subsidiary of NCN BVI (“NCN Landmark”);

•	Landmark International Hotel Development Limited , a British Virgin Islands company, and a 51% owned subsidiary of NCN Landmark (“Landmark Development”);

•	Beijing NCN Landmark Hotel Management Limited, a company organized under the laws of the PRC, and a wholly owned subsidiary of NCN Landmark (“Beijing Landmark”);

•	Guangdong Tianma International Travel Service Co., Ltd., a company organized under the laws of the PRC, and a 55% owned subsidiary of NCN MS, (“Tianma”);

•	Crown Winner International Limited, a Hong Kong company and a wholly owned subsidiary of NCN Media (“Crown Winner”);

•	Shanghai Quo Advertising Company Limited, a company organized under the laws of the PRC, and a wholly owned subsidiary of Crown Winner (“Quo Advertising”);

•	NCN Huamin Management Consultancy (Beijing) Company Limited, a company organized under the laws of the PRC and a wholly owned subsidiary of NCN BVI (“NCN Huamin”);

•	Know Win Investments Inc., a British Virgin Islands company and a wholly owned subsidiary of NCN Pacific (“Know Win”);

•	Simple Win Limited, a British Virgin Islands company and a wholly owned subsidiary of NCN Pacific (“Simple Win”); and

•	Xuancaiyi (Beijing) Advertising Company Limited, a company organized under the laws of the PRC, and a 51% owned subsidiary of Quo Advertising (‘Xuancaiyi”).

(b) Basis of Consolidation

The accompanying condensed consolidated financial statements for 2007 include the accounts of Network CN Inc. and its subsidiaries (see Note (a) above for a list of all of the Company’s consolidated subsidiaries). In May 2006, the Company decided to discontinue the business and wind down the operations of Teda BJ. We accounted for TEDA BJ as discontinued operations in the fourth quarter of 2006. In addition, Landmark Development became dormant at the end of 2006 and in 2007 its shareholders began to take steps to wind up the company.

The accompanying consolidated financial statements for 2006 include the accounts of Network CN Inc., NCN BVI and its eight wholly-owned subsidiaries, NCN BVI’s 60% owned subsidiary NCN Landmark, and NCN Landmark’s 51% owned subsidiary Landmark Development from October 7, 2005, together with NCN MS’s 55% owned subsidiary Tianma from June 16, 2006. All significant intercompany transactions and balances have been eliminated upon consolidation.

(c) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Differences from those estimates are reported in the period they become known and are disclosed to the extent they are material to the financial statements taken as a whole.

(d) Equipment, Net

Equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets, which is from three to five years. When equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is reflected in the statements of operations. Repairs and maintenance costs on equipment are expensed as incurred.

(e) Long-Lived Assets

The Company accounts for long-lived assets valuation using Statement of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 142 and 144”). In accordance with SFAS 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. For the purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted expected future net cash flows related to the long-lived assets.

(f) Cash

Cash includes cash on hand, cash accounts, and interest bearing savings accounts placed with banks and financial institutions. For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2007 and 2006, the Company had no cash equivalents.

(g) Revenue Recognition

For hotel management services, the Company recognizes revenue in the period when the services are rendered and collection is reasonably assured.

For tour services, the Company recognizes services-based revenue when the services have been performed. Tianma offers independent leisure travelers bundled packaged-tour products, which include both air-ticketing and hotel reservations. Tianma’s packaged-tour products cover a variety of domestic and international destinations.

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

1.
Tianma, in consultation with sub-agents, organizes a tour or travel package, including making reservations for blocks of tickets, rooms, etc. with third-party service providers. Tianma may be required to make deposits, pay all or part of the ultimate fees charged by such service providers or make legally binding commitments to pay such fees at this time. For air-tickets, Tianma normally books a block of air tickets with airlines in advance and pays the full amount of the tickets to reserve seats before any tours are formed. The air tickets are usually valid for a certain period of time. If the pre-packaged tours do not materialize and are eventually not formed, Tianma will resell the air tickets to other travel agents or customers. For hotels, meals and transportation, Tianma usually pays an upfront deposit of 50-60% of the total cost. The remaining balance is then settled after completion of the tours.

2.	Tianma, through its sub-agents, advertises tour and travel packages at prices set by Tianma and sub-agents.

3.	Customers approach Tianma or its appointed sub-agents to book an advertised packaged tour.

4.	The customers pay a deposit to Tianma directly or through its appointed sub-agents.

5.
When the minimum required number of customers (which number is different for each tour based on the elements and costs of the tour) for a particular tour is reached, Tianma will contact the customers for tour confirmation and request full payment. All payments received by the appointed sub-agents are paid to Tianma prior to the commencement of the tours.

6.
Tianma will then make or finalize corresponding bookings with outside service providers such as airlines, bus operators, hotels, restaurants, etc. and pay any unpaid fees or deposits to such providers.

Tianma is the principal in such transactions and the primary obligor to the third-party providers, regardless of whether it has received full payment from its customers. In addition, Tianma is also liable to the customers for any claims relating to the tours, such as accidents or tour services. Tianma has adequate insurance coverage for accidental loss arising during the tours. The Company utilizes a network of sub-agents who operate strictly in Tianma’s name and can only advertise and promote the business of Tianma with the prior approval of Tianma.

For advertising services, the Company recognizes revenue in the period when advertisements are either aired or published.

(h) Earnings (Loss) per Share

Basic earnings (loss) per common share are computed by dividing the net income (loss) attributable to holders of common stock by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares including the dilutive effect of common share equivalents then outstanding.

The diluted net loss per share is the same as the basic net loss per share for the nine months ended September 30, 2007 and 2006 as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share. The number of potential common equivalent shares from stock options and warrants outstanding as of September 30, 2007 were nil and 130,662, respectively while as of September 30, 2006 were 174,581 and nil, respectively.

(i) Foreign Currency Translation

The assets and liabilities of the Company’s subsidiaries denominated in currencies other than U.S. dollars are translated into U.S. dollars using the applicable exchange rates at the balance sheet date. For statement of operations items, amounts denominated in Hong Kong dollars and Renminbi (“RMB”) were translated into U.S. dollars using the average exchange rate during the period. Equity accounts were translated at their historical exchange rates. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholders’ equity as other comprehensive income (loss). Foreign currency transaction gains and losses are reflected in the statements of operations.

(j) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are provided for the future tax effects attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from items including tax loss carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or reversed. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(k) Business Segments

The Company’s operating segments are organized internally primarily by the type of services performed. Currently the Company has four operating segments: hotel management, travel agency, advertising agency and investment holding.

(l) Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“ FASB”) issued Statement of Financial Accounting Standard No. 123R, Share-Based Payment ("SFAS 123R"), a revision to Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and superseding APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

Prior to December 15, 2005, the Company accounted for its stock plans under the provisions of APB 25 and FASB Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB 25 (“FIN 44”) and made pro forma footnote disclosures as required by Statement of Financial Accounting Standards No. 148, Accounting For Stock-Based Compensation – Transition and Disclosure (“SFAS 148”), which amends SFAS 123. The Company adopted SFAS 123R, effective December 15, 2005, using a modified prospective application, as permitted under SFAS 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires us to apply a fair value based measurement method in accounting for generally all share based payment transactions with employees.

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

Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123R, which is measured as of the date required by EITF Issue 96-18,“Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes option pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs

For the three months ended September 30, 2007 and 2006, the Company recognized $2,018,346 and $885,467, respectively, as a non-cash stock-based compensation for stock, options and warrants issued to consultants, legal counsel and employees for service rendered.

For the nine months ended September 30, 2007 and 2006,the Company recognized $4,477,566 and $960,430, respectively, as non-cash stock-based compensation for stock, options and warrants issued to consultants, legal counsel and employees for services rendered.

(m) Recent Accounting Pronouncements

In September 2006, FASB issued Statement 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements and related disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permit entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations.

NOTE 2.  RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current period’s presentation. The reclassification did not have an effect on total revenues, total expenses, loss from operations, net loss and net loss per share.

NOTE 3.  BUSINESS COMBINATIONS

(a)	Acquisition of Quo Advertising

On January 31, 2007, the Company acquired 100% of the equity interests of Quo Advertising, an advertising agency headquartered in Shanghai, China, pursuant to a Purchase and Sales Agreement and Trust Agreements with Lina Zhang and Qinxiu Zhang dated January 24, 2007. The acquisition helped the Company to grow its advertising business in China. The Company paid $64,000 in cash and issued 300,000 shares of the Company’s common stock with a fair value of $843,600 in exchange for 100% of the shares of capital stock of Quo Advertising. The total consideration was $907,600.

The acquisition has been accounted for using the purchase method of accounting and the results of operations of Quo Advertising have been included in the Company's consolidated statement of operations since the completion of the acquisition on January 31, 2007.

The allocation of the purchase price is as follows:

Cash	$18,001
Accounts receivable	83,791
Prepaid expenses and other current assets	298,559
Equipment, net	15,114
Intangible right	536,540
Current liabilities	(44,405)
Total purchase price	$907,600

Identifiable intangible right of $536,540 is measured at fair value as of the date of the acquisition and amortized over 20 years.

(b)	Acquisition of Xuancaiyi

Effective September 1, 2007, the Company, through Quo Advertising, acquired 51% of the equity interests of Xuancaiyi, an advertising agency in Beijing, China, for a maximum consideration of RMB 12,245,000 (equivalent to US$1,616,967) in cash. Xuancaiyi secured the rights to operate a 758 square-meter mega-size high resolution LED advertising billboard in a prominent location in Beijing, China. The investment in Xuancaiyi helped to strengthen the Company’s media network in China. The acquisition has been accounted for using the purchase method of accounting and the results of operations of Xuancaiyi have been included in the Company's consolidated statement of operations from the acquisition date on September 1, 2007.

The purchase consideration, to be paid fully in cash, is payable as follows:

1.	An initial payment of RMB2,500,000 (equivalent to US$330,128);

2.
First earn-out consideration that is an amount calculated based on net profit for the four months ending December 31, 2007 of Xuancaiyi with maximum consideration of RMB 2,454,300 (equivalent to US$324,093);

3.
Second earn-out consideration that is an amount calculated based on net profit for the first quarter of fiscal year 2008 of Xuancaiyi with maximum consideration of RMB1,834,500 (equivalent to US$242,248) ;

4.
Third earn-out consideration that is an amount calculated based on net profit for the second quarter of fiscal year 2007 of Xuancaiyi with maximum consideration of RMB 1,827,400 (equivalent to US$241,311);

5.
Fourth earn-out consideration that is an amount calculated based on net profit for the third quarter of fiscal year 2007 of Xuancaiyi with maximum consideration of RMB1,819,100 (equivalent to US$240,214);

6.
Fifth earn-out consideration that is an amount calculated based on net profit for the fourth quarter of fiscal year 2007 of Xuancaiyi with maximum consideration of RMB1,809,700 (equivalent to US$238,973)

The initial payment of RMB2,500,000 (equivalent to US$330,128) was made in September 2007. The allocation of the initial payment is as follows:

Cash	$57,971
Prepaid expenses and other current assets	82,150
Equipment, net	6,955
Intangible right	586,066
Current liabilities	(85,833)
Minority Interests	(317,181)
Total purchase price	$330,128

Identifiable intangible right of $586,066 is measured at fair value as of the date of the acquisition and is amortized over 16 months based on initial contract period with Xuancaiyi’s media partner.

Pursuant to the SFAS 141 “Business Combinations,” the earn-out consideration is considered contingent consideration, which will not become certain until the net profits of Xuancaiyi for the coming quarters have been determined. As a result, the obligation to pay the contingent consideration has not been reflected in the consolidated financial statements of the Company as of September 30, 2007.

(c)	Unaudited pro forma consolidated financial information

The table below summarizes the unaudited pro forma results of operations assuming the acquisitions of Quo Advertising and Xuancaiyi had been completed on January 1, 2007. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what the operating results would have been had the acquisitions actually taken place on January 1, 2007 and may not be indicative of future operating results.

For the Nine Months Ended September 30, 2007
Revenues	$16,433,434
Loss before income taxes and minority interests	$(8,684,331)
Net loss	$(8,685,518)
Net loss per share
Basic and diluted	$(0.13)

NOTE 4.  INTANGIBLE RIGHTS, NET

The following table set forth information for intangible rights subject to amortization and intangible right not subject to amortization:

As of September 30, 2007
Amortized intangible rights
Gross carrying amount	$7,825,267
Less: accumulated amortization	(811,983)
Less: provision for impairment loss	(195,192)
Amortized intangible rights, net	6,818,092

Unamortized intangible right	815,902

Intangible rights, net	$7,633,994

The increase in amortized intangible rights is attributable to the acquisition of Quo Advertising and Xuancaiyi. Please refer to Note 3 for details. Total amortization expenses of intangible rights of the Company for the nine months ended September 30, 2007 and 2006 was $279,514 and $175,662, respectively.

NOTE 5.  RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2007 and 2006, the Company received hotel management service fees of $nil and $100,478, respectively from two properties it manages that are owned by a stockholder.

During the nine months ended September 30, 2007 and 2006, the Company paid rent of $nil and $40,828, respectively for office premises leased from a director and stockholder.

NOTE 6.  BUSINESS SEGMENTS

The Company currently has four operating segments. Each segment operates exclusively in Asia. The Company’s Advertising Agency segment provides marketing communications consultancy services to customers in China. The Company’s Hotel Management segment provides management services to hotels and resorts in Asia. The Company’s Travel Agency segment provides travel agency services in China. The Company’s Investment Holding segment represents the holding companies which provide management services to its subsidiaries. The accounting policies of the segments are the same as described in the summary of significant accounting policies. There are no inter-segment sales.

For the Nine Months Ended September 30, 2007	Advertising Agency	Hotel Management	Travel Agency	Investment Holding	Total

Revenues	$965,995	$26,101	$15,406,660	$-	$16,398,756
Net loss from continuing operations	(144,714)	(120,809)	(1,060)	(8,314,336)	(8,580,919)
Depreciation and amortization	64,834	3,709	1,816	250,919	321,278
Total assets	3,211,071	73,567	2,436,063	8,566,429	14,287,130
Capital Expenditure	-	1,043	3,329	54,119	58,491

For the Nine Months Ended September 30, 2006	Advertising Agency	Hotel Management	Travel Agency	Investment Holding	Total

Revenues	$-	$343,173	$2,112,745	$-	$2,455,918
Net loss from continuing operations	-	(2,237,562)	(18,102)	-	(2,255,664)
Depreciation and amortization	-	195,734	367	-	196,101
Total assets	-	6,413,194	565,036	-	6,978,230
Capital Expenditure	-	56,501	7,502		64,003

NOTE 7.  STOCKHOLDERS' EQUITY

(a) Stock Issued for Services

(1) In February 2006, the Company issued an option to purchase up to 225,000 shares of common stock to its legal counsel at an exercise price of $0.10 per share. So long as the counsel’s relationship with the Company continues, one-twelfth of the shares underlying the option vest and become exercisable each month from the date of issuance. The option may be exercised for 120 days after termination of the relationship. The fair market value of the option was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following weighted average assumptions: expected dividend 0%, volatility 147%, a risk-free rate of 4.5% and an expected life of one (1) year. The value recognized during the period was approximately $1,317. The options were exercised in April 2007.

(2) In August 2006, the Company issued a warrant to purchase up to 100,000 shares of restricted common stock to a consultant at an exercise price $0.70 per share. One-fourth of the shares underlying the warrant become exercisable every 45 days beginning from the date of issuance. The warrant shall remain exercisable until August 25, 2016. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following weighted average assumptions: expected dividend 0%, volatility 192%, a risk-free rate of 4.5% and an expected life of one (1) year. The value recognized during the period was approximately $26,602.

(3) In April 2007, the Company issued 45,000 shares of common stock at $0.40 per share with a fair value of $18,000 to legal counsel for services rendered.

(4) In April 2007, the Company issued 377,260 shares of common stock with a fair value of $85,353 to its directors and officers for services rendered.

(5) In July 2007, NCN HK entered into Executive Employment Agreements (the “Agreements”) with Godfrey Hui, Chief Executive Officer, Daniel So, Managing Director, Daley Mok, Chief Financial Officer, Benedict Fung, the President, and Stanley Chu, General Manager. Pursuant to the Agreements, each Executive was granted shares of the Company’s common stock subject to annual vesting over five years in the following amounts:  Mr. Hui, 2,000,000 shares; Mr. So, 2,000,000 shares; Dr. Mok 1,500,000 shares; Mr. Fung 1,200,000 shares and Mr. Chu, 1,000,000 shares. In connection with these stock grants and in accordance with SFAS 123R, the Company recognized $853,380 of non-cash stock-based compensation for the three months ended September 30, 2007.

(6) In August 2007, the Company issued 173,630 shares of restricted common stock at $2.442 per share with a fair value of $424,004 to a consultant for services rendered. The fair value is amortized over 6 months until December 2007. The Company recognized $212,001 of non-cash stock-based compensation for the three months ended September 30, 2007 and recorded a balance of $212,001 of deferred stock-based compensation as of September 30, 2007. (7) In August 2007, the Company issued 230,000 shares of common stock with a fair value of $561,660 to its directors and officers for services rendered.

(8) For the three months ended September 30, 2007 and 2006, the Company recognized deferred stock-based compensation of $407,500 and $5,105, respectively, for stock issued to consultants for services rendered. For the nine months ended September 30, 2007 and 2006, the Company recognized deferred stock-based compensation of $2,845,000 and $66,355, respectively, for stock issued to consultants for services rendered.

(b) Stock Issued for Acquisition

In January 2007 in connection with the acquisition of Quo Advertising, the Company issued 300,000 shares of restricted common stock at $2.812 per share with a fair value $843,600.

(c) Stock Issued for Private Placement

In April 2007, the Company issued and sold 500,000 shares of restricted common stock at $3.00 per share for an aggregate sum of $1,500,000 in a private placement. No investment-banking fees were incurred as a result of this transaction.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

(a)           Commitments

Since November 2006, the Company, through its subsidiaries NCN Media Services Limited, Quo Advertising and Xuancaiyi, has acquired rights from third parties to operate 677 roadside LED panels and 6 mega-sized digital billboards for periods ranging from 2 to 20 years.

A summary of the estimated future annual rights and operating fee commitments based on the 677 roadside LED panels and 6 mega-sized digital billboards as of September 30, 2007 is as follows:

$(Million)
Three months ending December 31, 2007	2.9
Fiscal year ending December 31,
2008	2.9
2009	2.9
2010	2.6
2011	2.3
2012	2.3
Thereafter	20.2

Total commitments	36.1

(b)           Contingencies

The Company accounts for loss contingencies in accordance with SFAS 5 “Accounting for Loss Contingencies,” and other related guidelines. Set forth below is a description of certain loss contingencies as of September 30, 2007 and management’s opinion as to the likelihood of loss in respect of loss contingency.

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

Tianma is now appealing the court’s decision. The Company believes that there is a reasonably high chance of overturning the court’s decision. In addition, the Company has been indemnified for any future liability upon the acquisition by the prior owners of Tianma. Accordingly, no provision has been made by the Company to the above claims as of September 30, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS

The following management’s discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report. All amounts are expressed in U.S. dollars. The following discussion regarding the Company and its business and operations contains “forward-looking statements” within the meaning of Private Securities Litigation Reform Act 1995. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may”, “expect”, “anticipate”, “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. In particular, these include statements relating to our expectation that we will continue to have adequate cash flow from operations. The other risks and uncertainties are described above under “Risks and Uncertainties.” All forward-looking statements herein are speculative and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward looking statements, including the risk factors discussed in this Quarterly Report. The Company does not have a policy of updating or revising forward-looking statements and should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward looking statements.

OVERVIEW

Network CN Inc. (“we” or “the Company”), originally incorporated on September 10, 1993, is a Delaware corporation with headquarters in the Hong Kong Special Administrative Region, the People’s Republic of China (the “PRC” or “China”). It was led by different management teams in the past, engaging in different ventures. The Company was previously known under various names, the latest former name being Teda Travel Group Inc. On August 1, 2006, in order to better reflect the Company’s vision under the expanded management team, the Company changed its name to “Network CN Inc.”

Our business vision and plan is to build a nationwide information and entertainment network in the PRC. To achieve this goal, we have set out to build and run a Media Network, a Hotel Network and an e-Network. A Hotel Network has already been established which includes our travel subsidiary, Guangdong Tianma International Travel Service Co., Ltd. (“Tianma”), that we acquired in 2006. We earned substantially all of our revenues in 2006 from our Hotel Network through the provision of travel agency services to customers both inside and outside of the PRC. During the latter half of 2006, we adjusted our focus to building a Media Network, and took the first step in November 2006 by securing rights to install and manage outdoor LED advertising video panels. In 2007, we acquired Shanghai Quo Advertising Company Limited (“Quo Advertising”), an advertising agency in Shanghai, China and Xuancaiyi (Beijing) Advertising Company Limited (“Xuancaiyi”), an advertising agency in Beijing, China and began generating revenues from our Media Network. In addition, in 2007 we continued to acquire LED operating rights and advertising contracts with prominent customers. In the third quarter of 2007, we acquired the operating rights to two mega-sized digital video billboards in Wuhan and Beijing. As of September 30, 2007, we have installed 33 roadside LED panels and 3 mega-sized digital billboards, a portion of which were put into operation during this quarter. We expect to continue to place additional LED panels into operation, which will contribute to the Company’s media business revenue in the coming quarters.

For more information relating to the Company’s business, please see the section entitled “Description of Business” in the Annual Report on Form 10-KSB as filed by Network CN Inc. with the United States Securities and Exchange Commission on April 2, 2007.

CRITICIAL ACCOUNTING POLICIES

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

(a) Equipment

Equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets, which is from three to five years. When equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is reflected in the statements of operations. Repairs and maintenance costs on equipment are expensed as incurred.

(b) Long-Lived Assets

The Company accounts for long-lived assets valuation using Statement of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 142 and 144”). In accordance with SFAS 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. For the purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted expected future net cash flows related to the long-lived assets.

(c) Revenue Recognition

For hotel management services, the Company recognizes revenue in the period when the services are rendered and collection is reasonably assured.

For tour services, the Company recognizes services-based revenue when the services have been performed. Tianma offers independent leisure travelers bundled packaged-tour products, which include both air-ticketing and hotel reservations. Tianma’s packaged-tour products cover a variety of domestic and international destinations.

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

1.
Tianma, in consultation with sub-agents, organizes a tour or travel package, including making reservations for blocks of tickets, rooms, etc. with third-party service providers. Tianma may be required to make deposits, pay all or part of the ultimate fees charged by such service providers or make legally binding commitments to pay such fees at this time. For air-tickets, Tianma normally books a block of air tickets with airlines in advance and pays the full amount of the tickets to reserve seats before any tours are formed. The air tickets are usually valid for a certain period of time. If the pre-packaged tours do not materialize and are eventually not formed, Tianma will resell the air tickets to other travel agents or customers. For hotels, meals and transportation, Tianma usually pays an upfront deposit of 50-60% of the total cost. The remaining balance is then settled after completion of the tours.

2.	Tianma, through its sub-agents, advertises tour and travel packages at prices set by Tianma and sub-agents.

3.	Customers approach Tianma or its appointed sub-agents to book an advertised packaged tour.

4.	The customers pay a deposit to Tianma directly or through its appointed sub-agents.

5.
When the minimum required number of customers (which number is different for each tour based on the elements and costs of the tour) for a particular tour is reached, Tianma will contact the customers for tour confirmation and request full payment. All payments received by the appointed sub-agents are paid to Tianma prior to the commencement of the tours.

6.
Tianma will then make or finalize corresponding bookings with outside service providers such as airlines, bus operators, hotels, restaurants, etc. and pay any unpaid fees or deposits to such providers.

Tianma is the principal in such transactions and the primary obligor to the third-party providers, regardless of whether it has received full payment from its customers. In addition, Tianma is also liable to the customers for any claims relating to the tours, such as accidents or tour services. Tianma has adequate insurance coverage for accidental loss arising during the tours. The Company utilizes a network of sub-agents who operate strictly in Tianma’s name and can only advertise and promote the business of Tianma with the prior approval of Tianma.

For advertising services, the Company recognizes revenue in the period when advertisements are either aired or published.

(d) Foreign Currency Translation

The assets and liabilities of the Company’s subsidiaries denominated in currencies other than U.S. dollars are translated into U.S. dollars using the applicable exchange rates at the balance sheet date. For statement of operations items, amounts denominated in Hong Kong dollars and Renminbi (“RMB”) were translated into U.S. dollars using the average exchange rate during the period. Equity accounts were translated at their historical exchange rates. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholders’ equity as other comprehensive income (loss). Foreign currency transaction gains and losses are reflected in the statements of operations.

(e) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are provided for the future tax effects attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from items including tax loss carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or reversed. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(f) Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“ FASB”) issued Statement of Financial Accounting Standard No. 123R, Share-Based Payment ("SFAS 123R"), a revision to Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and superseding APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

Prior to December 15, 2005, the Company accounted for its stock plans under the provisions of APB 25 and FASB Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB 25 (“FIN 44”) and made pro forma footnote disclosures as required by Statement of Financial Accounting Standards No. 148, Accounting For Stock-Based Compensation – Transition and Disclosure (“SFAS 148”), which amends SFAS 123. The Company adopted SFAS 123R, effective December 15, 2005, using a modified prospective application, as permitted under SFAS 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires us to apply a fair value based measurement method in accounting for generally all share based payment transactions with employees.

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

Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123R, which is measured as of the date required by EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes option pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs

For the three months ended September 30, 2007 and 2006, the Company recognized $2,018,346 and $885,467, respectively, as a non-cash stock-based compensation for stock, options and warrants issued to consultants, legal counsel and employees for service rendered.

For the nine months ended September 30, 2007 and 2006,the Company recognized $4,477,566 and $960,430, respectively, as non-cash stock-based compensation for stock, options and warrants issued to consultants, legal counsel and employees for services rendered.

RESULTS OF OPERATIONS

For the three months and nine months ended September 30, 2007 and September 30, 2006

Revenues

Revenues increased by 337% to $8,484,805 for the three months ended September 30, 2007, as compared to $1,943,771 for the corresponding prior year period. The increase was primarily attributable to an increase in tour services revenues generated from Tianma and the inclusion of revenues from Quo Advertising and Xuancaiyi, subsidiaries acquired in January 2007 and September 2007, respectively. Revenues from tour services and advertising services for the three months ended September 30, 2007 were $8,017,479 and $466,071, respectively, as compared to $1,895,018 and $nil, respectively, for the corresponding prior year period, an increase of 323% and 100%, respectively. Total revenues from tour services and advertising services during the third quarter of fiscal 2007 accounted for 94.49% and 5.5% of total revenues. Revenues, from hotel management services decreased 97% to $1,255 for the three months ended September 30, 2007 as compared to $48,753 for the corresponding prior year period. The decrease was primarily due to a decline in the number of hotel properties managed by the Company.

Revenues increased by 568% to $16,398,756 for the nine months ended September 30, 2007 as compared to $2,455,918 for the corresponding prior year period, primarily as a result of an increase in the tour services and advertising services from $2,112,745 and $nil, respectively, for the nine months ended September 30, 2006 to $15,406,660 and $965,995, respectively, for the corresponding current year period. The increase was primarily due to an increase in revenues from Tianma which the Company acquired in June 2006, whose tour services revenues grow substantially in fiscal 2007, and the acquisition of Quo Advertising and Xuancaiyi during fiscal 2007. Total revenues from tour services and advertising services for the nine months ended September 30, 2007 accounted for 93.95% and 5.90% of total revenues, respectively. Revenues from hotel management services decreased by 89% to $26,101 for the nine months ended September 30, 2007 as compared to $242,695 for the corresponding prior year period as a result of a decline in the number of hotel properties managed by the Company.

Cost of Tour Services

Cost of tour services increased by 323% to $7,926,042 for the three months ended September 30, 2007 compared to $1,875,555 for the corresponding prior year period and by 628% to $15,221,181 for the nine months ended September 30, 2007 compared to $2,091,368 for the corresponding prior year period, as a result of the increase in the sale of tour services.

Cost of Advertising Services

Cost of advertising services for the three and nine months ended September 30, 2007 was $350,325 and $706,698, respectively, an increase of 100% over the corresponding prior year periods. The increase was attributable to the acquisition of Quo Advertising and Xuancaiyi in 2007.

Professional Fees

Professional fees for the three months ended September 30, 2007 decreased by 20% to $812,275 compared to $1,014,154 for the corresponding prior year period, primarily due to a decrease in the number of shares of the Company's common stock issued for services the current year period.

Professional fees for the nine months ended September 30, 2007 increased by 291% to $5,103,162 compared to $1,303,941 for the corresponding prior year period, primarily due to expensing of non-cash stock-based compensation for services rendered by legal counsel and consultants in accordance to SFAS 123R.

Payroll

Payroll for the three months ended September 30, 2007 was $1,851,500, an increase of 490% as compared to $313,891 for the corresponding prior year period. The increase was mainly attributable to an increase in the number of employees and an increase in the amount of non-cash stock-based compensation for directors and officers’ services rendered in accordance to SFAS 123R.

Payroll increased by 265% to $2,587,503 for the nine months ended September 30, 2007 compared to $708,893 for the corresponding prior year period, for the same reasons discussed in the preceding paragraph.

Other Selling, General and Administrative

Other selling, general and administrative expenses for the three months and nine months ended September 30, 2007 were $749,561 and $1,380,853, respectively, compared to $274,969 and $650,405 for the corresponding prior year period an increase of 173% and 112% . The increase was primarily due to an increase in rental expenses related to the expansion of the Company’s administrative offices and additional traveling expenses incurred during the third quarter of fiscal 2007 as well as the costs associated with the rapid expansion of our corporate structure and acquisitions in fiscal 2007.

Income Taxes

The Company derives its income in the PRC and is subject to income tax in the PRC. Income taxes for the nine months ended September 30, 2007 were $nil as compared to $7,372 for the corresponding prior year period as a result of the Company and its subsidiaries operating at loss for the nine months ended September 30, 2007.

Loss from Continuing Operations

The Company incurred a loss from continuing operations of $3,203,994 for the three months ended September 30, 2007, an increase of 113% compared to a loss of $1,503,025 for the corresponding prior year period. The increase in loss from continuing operations was primarily a result of an increase in payroll and other selling, general and administrative expenses as explained above.

The Company incurred a loss from continuing operations of $8,580,919 for the nine months ended September 30, 2007, an increase of by 280% as compared to a loss of $2,255,664 for the corresponding prior year period, primarily due to the reasons described above as well as an increase in professional fees.

Income from Discontinued Operations

The sale of the Company’s interest in Tianjin Teda Yide Industrial Company Limited was consummated on April 29, 2006, and the Company recorded a gain of $579,870 on the disposal of this equity investment in the nine months ended September 30, 2006.

Net Loss

The Company recorded a net loss of $3,203,994 for the nine months ended September 30, 2007 compared to $1,503,025 for the corresponding prior year period, an increase of 113% , primarily due to an increase selling, general and administrative expenses.

The Company recorded a net loss of $8,580,919 for the nine months ended September 30, 2007 compared to $1,675,794 for the corresponding prior year period an increase of 412%. The increase in the net loss was mainly attributable to an increase in selling, general and administrative expenses, an increase in professional fees, net of the gain on disposal of the equity investment in Tianjin Teda of $579,870 recorded in fiscal 2006 which was a one time event.

Liquidity and Capital Resources

Cash as of September 30, 2007 was $2,035,047 as compared to $2,898,523 as of December 31, 2006, representing a decrease of $863,476.

Net cash utilized by operating activities for the nine months ended September 30, 2007 was $2,004,231, an increase of $695,780 as compared with $1,308,451 for the corresponding prior year period. The increase in net cash used by operating activities was attributable to an increase in net loss offset by the effect of an increase in net cash provided by changes in net operating assets and liabilities.

Net cash used by investing activities for the nine months ended September 30, 2007 was $376,647, compared with net cash provided by $994,035 for the corresponding prior year period. For the nine months ended September 30, 2007, the investing activities consisted primarily of the purchase of equipment related to our media business and the acquisition of Quo and Xuancaiyi. The change in cash used by investing activities by $1,370,682 was mainly attributable to the receipt of $3,000,000 from the sale of our equity interest in Tianjn Yide Industrial Company in fiscal 2006 offset by the payment of a $1,134,003 earnest deposit for a prospective project in the same year.

Net cash provided by financing activities was $1,519,380 for the nine months ended September 30, 2007, compared with $4,185,588 for the corresponding prior year period. The decrease was primarily attributable to the fact that in the nine months ended September 30, 2006, the Company raised proceeds of $4,815,000, net of $400,000 in investment banking fees through a private placement of our securities.

Working Capital Requirements

Our cash balance was $2,035,047 as of September 30, 2007. Our current assets and our current liabilities were $6,710,275 and $6,064,929, respectively, as of September 30, 2007. As such, our working capital was $645,346 as of September 30, 2007. No long term liabilities existed as of September 30, 2007.

Capital Expenditures

We continue to seek opportunities to enter new markets, increase market share or broaden service offerings through acquisitions. During the nine months ended September 30, 2007 and 2006, we acquired assets of $58,491 and $64,003, respectively, financed through working capital.

Commitments

Since November 2006, the Company, through its subsidiaries, NCN Media Services Limited, Quo Advertising and Xuancaiyi, acquired rights from third parties to operate 677 roadside LED panels and 6 mega-sized digital billboards for periods ranging from 2 to 20 years.

A summary of the estimated future annual rights and operating fee commitments based on the 677 roadside LED panels and 6 mega-sized digital billboards as of September 30, 2007 is as follows:

$ (Million)
Three months ending December 31, 2007	2.9
Fiscal year ending December 31,
2008	2.9
2009	2.9
2010	2.6
2011	2.3
2012	2.3
Thereafter	20.2

Total commitments	36.1

The Company is also responsible for the cost of installing part of the 677 roadside LED panels and 6 mega-sized digital billboards. The Company estimates that the capital investment including installation costs for each roadside LED panel is approximately $20,000 to $25,000, and for each mega-sized digital billboard, depending on its size, is about $600,000 to $2,000,000. As such, the total capital expenditure for these projects will be approximately $20 million.

During fiscal 2007, the Company contracted with a third party to construct 120 LED panels at various locations at the third party’s own cost. Upon completion of the installation of such 120 LED panels on or before December 31, 2007, the Company has an option to acquire the LED panels at cost plus 15% of the installation costs from the third party. If such conditions are not met, the Company is not obliged to exercise the option and shall be relieved from its obligations to the third party and from any claims for compensation, loss or damages.

In addition to the funds raised through private placements in 2006, the Company is considering issuing new equity securities as well as arranging debt instruments to finance these projects. The Company’s rights to install the panels are not subject to a detailed installation timetable, so we are not under any time pressure to raise necessary capital.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

RISKS AND UNCERTAINTIES

We are subject to various risks that could have a negative effect on the Company and its financial condition. You should understand that these risks could cause results to differ materially from those expressed in forward looking statements contained in this Quarterly Report and in other Company communications. Because there is no way to determine in advance whether, or to what extent, any present uncertainty will ultimately influence our business, you should give equal weight to each of the following:

RISKS RELATED TO OPERATING A BUSINESS IN CHINA

All of our assets and revenues are derived from our operations located in China. Accordingly, our business, financial condition, results of operations and prospects are subject, to a significant extent, to economic, political and legal developments in China.

The PRC’s economic, political and social conditions, as well as governmental policies, could affect the financial markets in China, our liquidity and our ability to access to capital and to operate our business.

The PRC economy differs from the economies of most developed countries in many respects, including the extent of government involvement, level of development, growth rate, and control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth over the past several years, growth has been irregular, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on the Company. The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although the PRC government has implemented measures since the late 1970’s emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China are still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, establishing monetary policy and providing preferential treatment to particular industries or companies. Since late 2003, the PRC government has implemented a number of measures, such as raising bank reserves against deposit rates to place additional limitations on the ability of commercial banks to make loans and raise interest rates, in order to slow down specific segments of China’s economy, which is believed to be overheating. These actions, as well as future actions and policies of the PRC government, could materially affect our liquidity and our ability to access to capital and to operate our business.

In October 2007, the People's Bank of China raised the required reserves ratio by 50 basis points to rein in excess liquidity and rising credit growth. It has been the eighth such increase this year for monetary tightening in China. From October 25 2007, banks will be required to put aside 13 percent of deposits as reserves in order to reduce their lending power in an effort to cool down the economic overheating.

Such move is due to the fact that the central government has prime concern about Renminbi appreciation and accelerating inflation pressure. In September, it was reported that China's macro data continued to show an increase in both the trade surplus and money supply.  China’s September trade surplus was US$23.91 billion (HK$186.5 billion) and it showed a jump of 56 percent from a year earlier. Due to the export surplus, the money supply at the end of September 2007 was up 18.45 percent, higher than the 18.09 percent rise in August 2007, and along with the trade surplus growth, helped push up foreign reserves to a total US$1.434 trillion by the end of September 2007. At the same time, economic growth is likely to continue accelerating. The People's Bank of China forecasts that the inflation will stay at a high 4.6 percent this year and will reach 5 percent in the first half of next year.

It is expected that the central government will try to institute further tightening measures to cool down the risk of the liquidity-fueled A-share bubble and the hot property market. The interest rate and the reserve requirement ratio would likely go higher by the end of this year and early next year. These actions, together with other actions and policies of the government, could materially affect our liquidity and operation in business.

Our operations in China may be adversely affected by changes in the policies of the PRC government.

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

The EIT Law was promulgated by the National People’s Congress on March 16, 2007 to introduce a new uniform taxation regime in the PRC. Both resident and non-resident enterprises deriving income from the PRC will be subject to this EIT Law from January 1, 2008. It replaces the previous two different tax rates applied to foreign-invested enterprises and domestic enterprises by only one single income tax rate applied for all enterprises in the PRC. Under this EIT Law, except for some hi-tech enterprises which are subject to EIT rates of 15%, the general applicable EIT rate in the PRC is 25%. Although we still enjoy certain tax incentives applicable to foreign-invested enterprises prior to the introduction of the EIT Law have been revoked, the current lower EIT rate will be phased up to 25% after a five-year period. Moreover, we may not enjoy further tax incentives for our further established companies in the PRC and therefore our tax advantages over domestic enterprises may be diminished. As a result, our business development in China may be adversely affected.

The PRC government exerts substantial influence over the manner in which the Company must conduct its business activities.

Only recently has the PRC government permitted greater provincial and local economic autonomy and private economic activities. The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Accordingly, any decision not to continue to support recent economic reforms and to return to a more centrally planned economy, regional or local variations in the implementation of economic policies could have a significant effect on economic conditions in the PRC or particular regions. The Company may be requested to divest the interests it then holds in Chinese properties or joint ventures. Any such developments could have a material affect on the business, operations, financial condition and prospects of the Company.

Future inflation in China may inhibit economic activity and affect the Company’s operations.

Recently, the Chinese economy has experienced periods of rapid expansion. During this period, there have been high rates of inflation. As a result, the PRC government adopted various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation hasmoderated since 1995, high inflation may cause the PRC government to impose controls on credit and/or prices, which could inhibit economic activity in China, and thereby affecting the Company’s business operations and prospects in the PRC.

We may be restricted from exchanging RMB to other currencies in a timely manner.

At the present time, Renminbi (“RMB”) is not an exchangeable currency. The Company receives nearly all of its revenue in RMB, which may need to be exchanged to other currencies, primarily U.S. dollars, and remitted outside of the PRC. Effective from July 1, 1996, foreign currency “current account” transactions by foreign investment enterprises, including Sino-foreign joint ventures, are no longer subject to the approval of State Administration of Foreign Exchange (“SAFE”, formerly, “State Administration of Exchange Control”), but need only a ministerial review, according to the Administration of the Settlement, Sale and Payment of Foreign Exchange Provisions promulgated in 1996 (the “FX regulations”). “Current account” items include international commercial transactions, which occur on a regular basis, such as those relating to trade and provision of services. Distributions to joint venture parties also are considered a “current account transaction”. Other non-current account items, known as “capital account” items, remain subject to SAFE approval. Under current regulations, the Company can obtain foreign currency in exchange for RMB from swap centers authorized by the government. The Company does not anticipate problems in obtaining foreign currency to satisfy its requirements; however, there is no assurance that foreign currency shortages or changes in currency exchange laws and regulations by the PRC government will not restrict the Company from exchanging RMB in a timely manner. If such shortages or changes in laws and regulations occur, the Company may accept RMB, which can be held or reinvested in other projects.

We may suffer from exchange rate risks that could result in foreign currency exchange loss.

Because our business transactions are denominated in RMB and our funding will be denominated in USD, fluctuations in exchange rates between USD and RMB will affect our balance sheet and financial results. Since July 2005, RMB has been no longer solely pegged with USD but is pegged against a basket of currencies as a whole in order to keep a more stable exchange rate for international trading. With the very strong economic growth in China in the last few years, RMB is facing a very high pressure to appreciate against USD. Such pressure would result in more fluctuations in exchange rates and in turn our business would suffer from higher exchange rate risk.

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

Since early 2003, mainland China, Hong Kong and certain other countries, largely in Asia, have been experiencing an outbreak of a new and highly contagious form of atypical pneumonia, now known as severeacute respiratory syndrome, or SARS. This outbreak has resulted in significant disruption to the lifestyles of the business and economic activity in the effected areas. Areas in Mainland China that have been affected include areas where the Company has business and management operations. Although the outbreak is now generally under control in China, the Company cannot predict at this time whether the situation may again deteriorate or the extent of its effect on the Company’s business and operations. Moreover, there are many Asian countries including China that report incidents of avian flu. Although this virus is spread through poultry populations, it is reported in many incidents that the virus can cause an infection to humans and is often fatal. Any outbreak of SARS or avian flu may result the closure of our offices or other businesses where we provide our advertising and hotel services. The occurrences of such diseases would also affect our out-of-home advertising network to advertisers. The advertisers may stop purchasing the advertising time and severely interrupt our business and operations.

The Company cannot assure that this outbreak, particularly if the situation worsens, will not significantly reduce the Company’s revenues, disrupt the Company’s staffing or otherwise generally disrupt the Company’s operations.

Due to our assets are located overseas, stockholders may not receive distributions that they would otherwise be entitled to if we were declared bankruptcy or insolvency.

Due to the Company’s assets are located overseas, the assets of the Company may be outside of the jurisdiction of U.S. courts to administer if the Company was the subject of an insolvency or bankruptcy proceeding. As a result, if the Company was declared bankrupt or insolvent, the Company’s stockholders may not be able to receive the distributions on liquidation that they are otherwise entitled to under U.S. bankruptcy law.

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

Since 2001, the PRC Government has only allowed foreign investors to run traveling business in China if the foreign investors have at least three years of traveling operations record outside China with annual revenue of USD 40 million. The minimum capital investment is RMB 4 million and the foreign investors must be members of the China Tourism Association. Moreover, the foreign investors are restricted from running outbound travel services. In order to penetrate into this market, we acquired a majority interest of Tianma, a travel agency headquartered in the Guangdong province of the PRC in June 2006 through certain contractual arrangements. With the grant of the International Travel Agency Business License by China National Tourism Administration, Tianma is allowed to operate outbound travel services. Through our contractual arrangements, Tianma is currently owned by one PRC citizen designated by us and this subsidiary and directly operates our traveling agent business.

Since 2005, the PRC government has allowed foreign investors to directly own 100% of an advertising business if the foreign investor has at least three years of direct operations in the advertising business outside of China or to own less than 100% if the foreign investor has at least two years of direct operations in the advertising industry outside of China. As we do not currently directly operate an advertising business outside of China, we are not entitled to own directly 100% of an advertising business in China. Our advertising business subsequent to our fiscal year is currently provided through our contractual arrangements with our PRC operating subsidiary Quo Advertising. Quo Advertising is currently owned by two PRC citizens designated by us and directly operates our advertising network projects.

Since we believe that there is risk in our structural arrangement with Quo advertising and Tianma, we try to minimize this risk by consulting a local lawyer in China. The local lawyer critically analyzes and reviews the documents including share transfer contracts, agreements, declaration of trust etc based on the present laws, traveling and advertising rules and regulations and standardization documents in China. Based on the advice given by the local lawyer, we make amendments in our legal documents and, if necessary, prepare additional legal document in order to improve our position for the case of any legal proceeding. Although the risk cannot be avoided totally, we believe that we preformed our reasonable effort to reduce the risk arising from our contractual arrangement.

We have been and will continue to be dependent on these PRC operating subsidiaries to operate our traveling agent and advertising business in the near future. If our existing PRC operating subsidiaries are found to be in violation of any PRC laws or regulations and fail to obtain any of the required permits or approvals under any relevant PRC regulations, we could be penalized. It would have an effect on our ability to conduct business in these aspects.

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

To comply with the PRC government regulations regarding licensing requirements, we have entered into a series of agreements with our affiliated Chinese entities to exert operational control and secure consulting fees and other payments from them. We have been advised by our PRC counsel that our arrangements with our affiliated Chinese entities are valid under current PRC laws and regulations. However, we cannot assure that we will not be required to restructure our organization structure and operations in China to comply with changing and new PRC laws and regulations. Restructuring of our operations may result in disruption of our business, diversion of management attention and the incurrence of substantial costs.

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

We cannot guarantee that all of our shareholders who are PRC residents will comply with our request to obtain any registrations or approvals required under these regulations or other related legislation. Furthermore, as the regulations are relatively new, the PRC government has yet to publish implementing rules, and much uncertainty remains concerning the reconciliation of the new regulations with other approval requirements. It is unclear how the regulations concerning offshore or cross-border transactions will be implemented by the relevant government authorities. The failure or inability of our PRC resident shareholders to comply with these regulations may subject us to fines and legal sanctions, restrict our overseas or cross-border investment activities, limit our ability to inject additional capital into our PRC subsidiaries, and the ability of our PRC subsidiaries to make distributions or pay dividends, or affect our ownership structure. If any of the foregoing events occur, our acquisition strategy, business operations and ability to distribute profits to our investors could be affected.

The PRC tax authorities may require us to pay additional taxes in connection with our acquisitions of offshore entities that conduct their PRC operations through their affiliates in China.

Our operations and transactions are subject to review by the PRC tax authorities pursuant to relevant PRC laws and regulations. However, these laws, regulations and legal requirements change frequently, and their interpretation and enforcement involve uncertainties. For instance, in the case of some of our acquisitions of offshore entities that conducted their PRC operations through their affiliates in China, we cannot assure our investors thatthe PRC tax authorities will not require us to pay additional taxes in relation to such acquisitions, in particular where the PRC tax authorities take the view that the previous taxable income of the PRC affiliates of the acquired offshore entities needs to be adjusted and additional taxes be paid. In the event that the sellers failed to pay any taxes required under PRC laws in connection with these transactions, the PRC tax authorities might require us to pay the tax together with late-payment interest and penalties.

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

We have to compete with other advertising companies in the out-of-home advertising market. We compete for advertising clients primarily in terms of network size and coverage, locations of our LED panels and billboards, pricing, and range of services that we can offer. We also face competition from advertisers in other forms of media such as out-of-home television advertising network in commercial buildings, hotels, restaurants, supermarkets and convenience chain stores. We expect that the competition will be more severe in the near future. The relatively low fixed costs and the practice of non-exclusive arrangement with advertising clients would provide a very low barrier for new entrants in this market segment. Moreover, international advertising media companies have been allowed to operate in China since 2005, exposing us to even greater competition.

As a consequence of this, our operating margins and profitability may be reduced, and may result in a loss of market share. Since we are a new entrant to this market segment, we have less competitive advantages than the existing competitors in terms of experience, expertise, and marketing force. The Company is tackling these problems through the acquisition of well-established advertising company like Quo Advertising. We cannot guarantee that we will be able to compete against new or existing competitors to generate profit.

If we cannot enter into further agreements for roadside LED video panels and mega-sized digital video billboards in other major cities in China, we may be unable to grow our revenue base and hence unable to generate higher levels of revenue.

We are continuing our geographic expansion in media network by entering into business cooperation agreements with local advertising companies to operate and manage our roadside LED video panels and mega-sized digital video billboards in China. We have concluded several major agreements and are currently searching for more opportunities. However, if we are unable to enter into any new agreements, , we may be unable to convince our advertisers to purchase more advertising time for generating higher levels of revenue.

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

In the event of damage or other potential losses involving properties that we manage, potential losses may not be covered by insurance. We are not aware that the Company is responsible for insuring the properties that it manages, as such hotel properties are usually insured by its respective owners.

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

PRC regulations require any foreign entities that invest in the advertising services industry to have at least two years of direct operations in the advertising industry outside of China. Beginning December 10, 2005, foreign investors have been allowed to own directly 100% of PRC companies operating an advertising business if the foreign entity has at least three years of direct operations in the advertising business outside of China or less than 100% if the foreign investor has at least two years of direct operations in the advertising industry. We do not directly operate an advertising business outside of China and cannot qualify under PRC regulations any earlier than two or three years after we commence any such operations outside of China or until we acquire a company that has directly operated an advertising business outside of China for the required period. Accordingly, our PRC operating subsidiaries are currently unable to apply for the required licenses for providing advertising services in China. All of our advertising business is currently provided through Quo Advertising, which is currently owned by two PRC citizens designated by us. Quo Advertising holds the requisite licenses to provide advertising services in China. We continue to be dependent on Quo Advertising to operate our advertising business in the near future. We have entered into agreements with the shareholders of Quo Advertising, which provide us with the substantial ability to control Quo Advertising and its future subsidiaries.

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

Many of these contractual arrangements are governed by PRC laws and provide for the resolution of disputes through either arbitration or litigation in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC laws and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over our operating entities, and our ability to conduct our business may be negatively affected.

Contractual arrangements we have entered into among our subsidiaries and affiliated entities may be subject to scrutiny by the PRC tax authorities and a finding that we owe additional taxes or are ineligible for our tax exemption, or both, could substantially increase our taxes owed, and reduce our net income and the value of your investment.

Under PRC laws, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. If any of the transactions we have entered into among our subsidiaries and affiliates are found not to be on an arm’s length basis or result in a reduction in tax under PRC laws, the PRC tax authorities will disallow our tax savings, adjust the profits and losses of our respective PRC entities and assess late payment interest and penalties accordingly.

Our business operations may be affected by legislative or regulatory changes.

There are no existing PRC laws or regulations that define or regulate out-of-home television. It has been reported that the relevant PRC government authorities are currently considering adopting new regulations governing out-of-home television advertising. We cannot predict the timing of establishing such regulations and their impacts on our Company. Changes in laws and regulations or the enactment of new laws and regulations governing placement or content of out-of-home advertising, may affect our business prospects and results of operations. For instance, the PRC government has promulgated regulations allowing foreign companies to hold a 100%-interest in PRC advertising companies starting from December 10, 2005. We are not certain how the PRC government will implement this regulation or how it could affect our ability to compete in the advertising industry in China.

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

We may also determine to finance Tianma or Quo Advertising by means of capital contributions. These capital contributions to Tianma or Quo Advertising must be approved by the PRC Ministry of Commerce or its local counterpart. We cannot guarantee that we can obtain these government registrations or approvals on a timely basis, if at all, with respect to future loans or capital contributions by us to our operating subsidiaries. If we fail to receive such registrations or approvals, these would adversely affect the liquidity of our operating subsidiaries and our ability to expand the business.

RISKS RELATED TO CORPORATE AND STOCK MATTERS

The loss of key management personnel could harm our business and prospects.

We depend on key personnel who may not continue to work for us. Our success substantially depends on the continued employment of certain executive officers and key employees, particularly Godfrey Hui who is our founder, Chairman and Chief Executive Officer, and Daniel So, our Vice Chairman and Managing Director. Not only do we rely on their expertise and experience in our business, we also need their business vision, management skills, and good relationships with our employees and major shareholders to achieve our business targets.

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

Our acquisitions of Tianma, Quo Advertising, Xuancaiyi and any future acquisitions may expose us to potential risks and have an affect on our ability to manage our business.

It is our strategy to expand our business, especially in e-Network, through acquisitions like that of Tianma, Quo Advertising and Xuancaiyi. We would keep on searching for appropriate opportunities to acquire more businesses or to form joint ventures, etc. that are complementary to our core business. For each acquisition, our management encounters whatever difficulties during the integration of new operations, services and personnel with our existing operations. We may also expose ourselves to other potential risks like unforeseen or hidden liabilities of the acquired companies, the allocation of resources from our existing business to the new operation, uncertainties in generating expected revenue, employee relationships and governing by new regulations after integration. The occurrence of any of these unfavorable events in our recent acquisitions or possible future acquisitions could have an effect on our business, financial condition and results of operations.

There may be unknown risks inherent in our acquisitions of Tianma, Quo Advertising and Xuancaiyi.

Although we had conducted due diligence with respect to the acquisition of Tianma, Quo Advertising and Xuancaiyi, there is no assurance that all risks associated with the companies have been revealed. To protect us from associated liabilities, we have received guarantees of indemnification from the original owners. However, if we were to enforce such guarantees, it could be very costly and time consuming. The possibility of unknown risks in those acquisitions could affect our business, financial condition and results of operations.

All of our directors and officers are outside the United States. It may be difficult for investors to enforce judgments obtained against officers or directors of the Company.

All of our directors and officers are nationals and/or residents of countries other than the United States, and all their assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States. The foregoing risks also apply to those experts identified in this Quarterly Report that are not residents of the United States.

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

If we or our independent registered public accountants cannot attest to our adequacy of the internal control measures over our financial reporting, as required by Section 404 of the U.S. Sarbanes-Oxley Act, for the fiscal year ending December 31, 2007, we may be adversely affected.

As a public company, we are required to report our internal control structure and procedures for financial reporting in our annual reports on Form 10-KSB under Section 404 of the U.S. Sarbanes-Oxley Act of 2002 by the U.S. Securities and Exchange Commission (the “SEC”). The report must contain an assessment by management about the effectiveness of our internal controls over financial reporting. Additionally, our independent registered public accounting firm will be required to issue reports on management’s assessment of our internal control over financial reporting and their evaluation of the operating effectiveness of our internal control over financial reporting. The auditor’s report is required for financial year ending December 31, 2008. It is possible that our management cannot attest to our effectiveness of internal controls over financial reporting. Furthermore, even if our management attests to our internal control measures to be effective, our independent registered public accountants may not be satisfied with our internal control structure and procedures. If our management cannot attest to our internal control measures at any time in the future, or if our independent registered public accounting firm are not satisfied with our internal control structure, it could result in an adverse impact on us in the financial marketplace due to the loss of investor confidence in the reliability of our financial statements, which could negatively impact our stock market price.

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

In addition to the “penny stock” rules described above, the National Association of Securities Dealers (“ NASD”) has adopted rules that require a broker-dealer, when providing investment recommendations ,must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives. Under interpretations of these rules, the NASD believes that there is a high probability that low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend their customers buying our common stock, which may limit ability of our investors to buy and sell our stock and hence have an effect on the market for our shares.

Stockholders should have no expectation of any dividends.

The holders of our common stock are entitled to receive dividends, when, as and if declared by the Board of Directors out of funds of the Company legally available for the payment of dividends. To date, we have not declared nor paid any cash dividends. The Board of Directors does not intend to declare any dividends in the near future, but instead intends to retain all earnings, if any, for use in our business operations.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report, being September 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

 PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company accounts for loss contingencies in accordance with SFAS 5 “Accounting for Loss Contingencies”, and other related guidelines. Set forth below is a description of certain loss contingencies as of September 30, 2007 and the management’s opinion as to the likelihood of loss in respect of loss contingency.

The Company’s 55%-owned subsidiary, Tianma, is a defendant to proceedings brought in the Guangzhou Yuexiu District Court. The proceedings were finalized on October 9, 2006. The facts surrounding the proceeding were as follows:

Guangdong Yongan Travel Agency (“Yongan”) arranged a local tour in April 2001. Yongan rented a car from an agent of Tianma but the car did not belong to Tianma. A car accident happened during the tour, causing 20 injuries and one death. Guangzhou Police issued a proposed determination on the responsibilities of the accident on May 18, 2001. The proposal determined that the driver who used a non-functioning car was fully liable for the accident. Yongan was sued for damages and Guangzhou Intermediate People’s Court made a final judgment in 2004 that Yongan was liable and Yongan paid approximately RMB2.2 million ($275,000) to the injured. In 2005, Yongan sued the agent of Tianma, Tianma and the car owner. In October 2006, the Guangzhou Yuexiu District Court issued a judgment that the agent was liable to pay RMB2.1 million ($262,500) plus interest for damages. Tianma and the car owner have joint-and-several liability.

Tianma is now appealing the court’s decision. The Company is indemnified for any future liability by the prior owners of Tianma. Accordingly, no provision has been made by the Company to the above claims as of September 30, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2007, the Company issued 300,000 shares of restricted common stock at $2.812 per share with a fair value $843,600 as part of the consideration for the acquisition of Quo Advertising.

In April 2007, the Company completed a private placement of 500,000 shares of restricted common stock at $3 per share for an aggregate sum of $1,500,000. No investment-banking fees were payable.

In August 2007, the Company issued 173,630 shares of restricted common stock at $2.442 per share with a fair value of $424,004 to a consultant for services rendered.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.  Description

10.1	Contract for the Rebuilding and Leasing of Advertisement Light Boxes on Nanjing Road Pedestrian Street. Incorporated by reference to Form 8-K filed on June 26, 2007

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK CN INC.

Date: November 9, 2007	By:	/s/ GODFREY HUI
Godfrey Hui,
Chief Executive Officer

Date: November 9, 2007	By:	/s/ DALEY MOK
Daley Mok,
Chief Financial Officer

EXHIBIT INDEX

10.1	Contract for the Rebuilding and Leasing of Advertisement Light Boxes on Nanjing Road Pedestrian Street. Incorporated by reference to Form 8-K filed on June 26, 2007

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002