Form 10KSB
period 2007-12-31
NETWORK CN INC
filed 2008-03-24
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 000-30264

NETWORK CN INC.
(Name of small business issuer in its charter)

Delaware	11-3177042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21/F., Chinachem Century Tower, 178 Gloucester Road, Wanchai, Hong Kong
(Address of Principal Executive Offices)

(852) 2833-2186
(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
NONE
Securities registered pursuant to Section 12(g) of the Exchange Act:
Title of Each Class
Common Stock, $0.001 Par Value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   YES ☐ NO ☒

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

The issuer's revenues for the fiscal year ended December 31, 2007 were $27,582,907.

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the closing price of the common stock on March 6, 2008, as reported by OTC Bulletin Board, was approximately $108,294,000. All executive officers, directors and each person who owns 5% or more of the outstanding common stock, based on the filings with the Securities and Exchange Commission, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 6, 2008, the issuer had 71,546,608 shares of common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference:
None

Transitional Small Business Disclosure Format (Check one): YES ☐  NO ☒

NETWORK CN INC.
ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2007

Special Note Regarding Forward-Looking Statements

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB (“Annual Report”) contains forward-looking statements about our business, financial condition and prospects based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from or worse than our expectations. These risks, uncertainties and other factors include those listed under Item 1. “Description of Business – Risks and Uncertainties" and elsewhere in this Annual Report, and some of which we may not know. Forward-looking statements are all statements that concern plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical fact, including, but not limited to, those that are identified by the use of terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue" or the negative of these terms or other comparable terminology.

Unless otherwise required by law, we assume no obligation to update or otherwise revise the forward-looking statements in this Annual Report, whether as a result of new information, future events or otherwise. Because of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report might not occur in the way we expect, or at all. Accordingly, you should not place undue reliance on any forward-looking information. Also, forward-looking statements represent our management's beliefs and assumptions only as of the date of this Annual Report. You should read this Annual Report on Form 10-KSB and the documents that we have filed as exhibits to this Annual Report completely and with the understanding that future results could differ materially from those contemplated by the forward-looking statements.

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

GENERAL

Network CN Inc. (“we” or “the Company”), originally incorporated on September 10, 1993, is a Delaware company with headquarters in the Hong Kong Special Administrative Region, the People’s Republic of China (“the PRC” or “China”). It was operated by different management teams in the past, under different operating names, pursuing a variety of business ventures. The most recent former name was Teda Travel Group, Inc. On August 1, 2006, the Company changed its name to “Network CN Inc.” in order to better reflect the Company’s vision under its new and expanded management team.

Our business plan is to build a nationwide information and entertainment network in the PRC. To achieve this goal, we have established two business divisions: our Media Business division and our Non-Media Business division. During the latter half of 2006, we adjusted our primary focus away from our Non-Media Business to our Media Business and began building a media network with the goal of becoming a nationwide leader in out-of-home, digital display advertising, roadside LED digital video panels and mega-size video billboards. We took the first step in November 2006 by securing a media-related contract for installing and managing outdoor LED advertising video panels. In 2007, we acquired Shanghai Quo Advertising Company Limited (“Quo Advertising”), an advertising agency in Shanghai, China and Xuancaiyi (Beijing) Advertising Company Limited (“Xuancaiyi”), an advertising agency in Beijing, China. In addition, in 2007 we secured rights to operate mega-size digital video billboards and roadside LED panels in prominent cities in the PRC and began generating revenues from our Media Business. We intend to continue to focus on our Media Business and actively pursue the acquisition of additional LED operating rights and advertising contracts with prominent customers. In 2008, we expect to place additional LED panels into operation, which we expect will further contribute to our revenues in the second or third quarters. See Item 1. “Description of Business – Media Business” for more details.

Our Non-Media Business is comprised of two sectors: Travel Network and e-Network. Through our Travel Network we provide agency tour services and hotel management services. In 2006, we acquired 55% of the equity interest in Guangdong Tianma International Travel Service Co., Ltd. (“Tianma”), a company organized under the laws of the PRC and engaged in the provision of tour services to customers both inside and outside of the PRC. In 2006 and 2007, we earned substantially all of our revenues from tour services. Our Travel Network also provides day-to-day management services to hotels and resorts in the PRC. Revenue from hotel management services declined in 2007 as a result of a decrease in the number of hotel properties that we manage.

Through our e-Network, we plan to establish a fully integrated and comprehensive business-to-business (B2B) and business-to consumer (B2C) travel network by providing a broad range of products and services. The development of our e-Network is still in the planning stage and we do not expect to generate substantial revenues from our e-Network in the near future. See Item 1. “Description of Business – Non-Media Business” for more details.

MEDIA AND ADVERTISING MARKET OUTLOOK

The media and advertising industry is one of the fastest growing markets in China. According to Lehman Brothers, China’s advertising market has grown at a compound annual rate of 15.5% in the last five years, as compared with 9.2% for the rest of the Asia-Pacific region (excluding Japan), -0.7% for Japan, 4.0% for North America, and 2.9% for Europe. In addition, data from BOCI indicates that out-of-home TV advertising, which consists of LED video displays, is the fastest-growing segment within China's out-of-home sector even though it was only introduced in 2003. Out-of-home advertising requires minimal content production, is subject to less regulation, and has low maintenance and operational requirements. As a result, we believe that the Company is well-positioned to take advantage of the advertising growth opportunities in China. We plan to expend substantial resources to build an out-of-home media network throughout the PRC to capitalize on this market opportunity in the coming future.

BUSINESS OVERVIEW

1.           Media Business

Our mission is to become a leading provider of out-of-home advertising and other media services in China, primarily serving the needs of branded corporate customers. We are currently building an out-of-home media network that includes roadside LED panels and large, strategically-located, high-impact digital video mega-displays in Beijing, Shanghai and other major cities in China.

In 2008 we expect to focus most of our activities on acquiring additional rights to install and operate roadside LED panels and mega-size digital video billboards in the major cities in China. We expect that in most cases, we will be responsible for installing the LED panels and billboards, although in some cases, LED panels and billboards will have already been installed and we will be responsible for operating and maintaining the panels and billboards. During fiscal 2007, the Company contracted with a third party, Guiding Media Advertising Limited (“Guiding Media” or “Bona”), a company organized under the laws of the PRC, to construct 120 LED panels at various locations on or before December 31, 2007, at Bona’s cost. Upon completion of the installation of the LED panels, the Company had an option to acquire the LED panels for their installation cost plus 15%. On January 1, 2008, we, through our subsidiary Hui Zhong Lian He Media Technology Co., Ltd (“Lianhe”) entered into a series of commercial agreements with Bona and the registered shareholders of Bona pursuant to which we effectively control Bona and receive the net profits of Bona. As a result of these commercial agreements, we are entitled to consolidate the financial results of Bona as a variable interest entity pursuant to FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities ("FIN 46R").  See Item 6. “Management’s Discussion and Analysis or Plan of Operation – Material Subsequent Events.”

Once the LED panels and billboards are put into operation, we sell advertising airtime to our customers directly. Revenue is recognized in the period when advertisements are either aired or published.

a)           120 Roadside LED Project in Changning District, Shanghai

In November 2006, our wholly owned subsidiary NCN Media Services Limited (“NCN Media”), entered into an agreement with Bona to manage and operate approximately 120 LED outdoor advertising video panels in the Changning district of Shanghai, China (“Changning Project”). Pursuant to the terms of the agreement, the Company and Bona have the right to operate the network of outdoor video panels for a 20-year period. Initially NCN Media acquired 60% of the Changning Project for $3 million. In December 2006, NCN Media acquired the remaining 40% of the Changning Project for an additional $3 million.

In September 2006, Bona obtained the rights to operate the Changning Project from Yukang Advertising Company Limited (“Yukang”), a state-owned company organized under the laws of the PRC, pursuant to a cooperation agreement. Pursuant to the agreement between NCN Media and Bona, Bona agreed to grant NCN Media an option to enter into a cooperation agreement directly with Yukang on terms identical to the Bona cooperation agreement.

Shanghai is the largest and most populous city in the PRC and is generally regarded as the financial hub of the country. Shanghai also boasts an increasingly affluent population. The average household income in the Changning district ranks at the top of the nineteen districts in Shanghai. The Company expects to market out-of-home advertising space to high-end brand names in order to reach Shanghai's growing consumer population.

b)           Acquisition of Shanghai Quo Advertising Company Limited

In January 2007, the Company, through its subsidiary Crown Winner International Limited (“Crown Winner”), acquired 100% of Quo Advertising, a growing China-based advertising agency. Quo Advertising was founded in 1996 in Shanghai, China and provides advertising design, production, public relations and event management services for domestic and international clients. Quo Advertising provided services to approximately 30 domestic and international clients at the date of acquisition.

The total purchase price of the transaction was HK$7.5 million (approximately US$961,500). The Company paid an aggregate of HK$500,000 (approximately US$64,000) in cash and issued an aggregate of 300,000 shares of its restricted common stock for the remaining HK$7 million (equivalent to US$2.99 per share) to the two equity holders of Quo Advertising in exchange for their equity interests. In order to comply with certain PRC laws relating to foreign entities’ ownership of advertising agencies in the PRC, after the acquisition and until December 31, 2007, the former owners of Quo Advertising held 90% and 10% of the equity interests, respectively, in Quo Advertising in trust for the benefit of Crown Winner. On January 1, 2008, the Company, through its subsidiary Lianhe, Quo Advertising and the registered shareholders of Quo Advertising entered into a series of commercial agreements pursuant to which we effectively control and manage Quo Advertising and receive the net profits of Quo Advertising. As a result of these commercial agreements, we are entitled to treat Quo Advertising as a variable interest entity under FIN 46R and consolidate Quo Advertising’s financial results. See Item 6. “Management’s Discussion and Analysis or Plan of Operation – Material Subsequent Events.”

Quo Advertising is an established and profitable business with a client base of notable consumer brands including Montblanc, Movado, and Chopard. The Company can provide no assurance that Quo Advertising’s existing or future clients will seek to advertise on the Company’s out-of-home LED panels or electronic billboards. However, the Company believes that the acquisition of Quo Advertising has enhanced the progress of building our Media Business and has broadened our service offerings to both new and existing customers. Quo Advertising's experienced media professionals are able to provide our Media Business with strong sales and marketing support as well as immediately providing the Company with greater assistance in developing additional media projects.

c)           200 Roadside LED Project in Huangpu District, Shanghai

In February 2006, Quo Advertising entered into a business agreement with Shanghai Zhong Ying Communication Engineering Company Limited, a company organized under the laws of the PRC and appointed by the Shanghai City Government to oversee the installation of 200 LED outdoor advertising video panels in the Huangpu district of Shanghai (“Huangpu Agreement”). The Huangpu district is another very sophisticated section of Shanghai, which could be a compelling area for outdoor advertisers. Under the terms of the Huangpu Agreement, Zhong Ying will complete the governmental approval process and assist in the selection of final locations for the LED panels, while Quo Advertising will install and operate the LED panels. The Huangpu Agreement grants Quo Advertising exclusive rights to operate the LED panels for a 20-year period.

d)           100 Roadside LED Project in Nanjing

In February 2007, Quo Advertising entered into a business agreement with Nanjing Yiyi Culture Advertising Company Limited, a company organized under the laws of the PRC, to manage and operate 100 LED outdoor advertising video panels in Nanjing, another major city in China (“Nanjing Agreement”). Located in the Jiangsu province, Nanjing boasts a gross domestic product of $31 billion, a population of approximately 8.2 million and an annual tourism income of $4 billion. Under the terms of the Nanjing Agreement, Quo Advertising will own and have the exclusive right to manage all LED panels constructed for a 20-year period.

e)           120 Roadside LED and 2 Mega-size LED Billboards Project in Wuhan

In March 2007, Quo Advertising entered into a business agreement with Wuhan Xin An Technology Development Company Limited, a company organized under the laws of the PRC, to construct, manage and operate 120 LED outdoor advertising video panels and 2 mega-size digital video billboards in Wuhan (“Wuhan Agreement”). Wuhan is a major city in China with a population of 8 million. The addition of this Wuhan Agreement complements the Company’s entrance into the out-of-home media space in Shanghai and Nanjing. Under the terms of the Wuhan Agreement, Quo Advertising will own and have the exclusive right to manage all LED panels constructed for an 8-year period.

f)           85 Roadside LED Project in Lujiazui Finance and Trade Zone, Shanghai

In April 2007, Quo Advertising entered into a business agreement with Shanghai Qianming Advertising Company Ltd, a company organized under the laws of the PRC. Pursuant to the terms of the agreement, the Company has the exclusive right to construct, manage and operate up to 85 roadside LED digital video panels in Shanghai’s Lujiazui Finance & Trade Zone for a term of 6 years. Lujiazui Financial and Trade Zone is in the center of the Lujiazui Functional Area, including about 43.4 square kilometers in Pudong, Shanghai. Hosting fully 31% of the foreign financial institutions in China, Lujiazui is becoming a leading financial and business center, similar to Manhattan in New York, the City in London, Shinjuku in Tokyo, and the Central area in the Hong Kong Special Administrative Region.

g)           2 Mega-Size LED Billboards Project in Nanjing Road Century Plaza, Shanghai

In April 2007, Quo Advertising entered into a business agreement with Yukang to act as Yukang’s exclusive agent to place advertisements on two digital video billboards located at the Century Plaza on Nanjing Road in Shanghai during a 5-hour time slot per day for a term of two years (“Nanjing Road Agreement”), while Yukang remains responsible for all expenses related to the operation of the billboards. Nanjing Road is one of the most visited tourist attractions in Shanghai with more than 600 stores, restaurants and art galleries. It is the number one commercial street in China in terms of total annual revenues.

h)           28 Roadside LED Panels and 24 Roadside Rolling Light Boxes Project in Nanjing Road Pedestrian Mall, Shanghai

In June 2007, Quo Advertising entered into a business agreement with Shanghai Chuangtian Advertising Company Limited (“Chuangtian Advertising"), a company organized under the laws of the PRC pursuant to which Quo Advertising agreed to manage and operate 28 roadside LED panels and 24 roadside rolling light boxes located in the pedestrian mall on Nanjing Road in Shanghai, originally managed and operated by Chuangtian Advertising. Quo Advertising is obligated to upgrade the panels to either LED advertising video panels or new rolling advertising light boxes and to lease the sites on which the advertising video panels are located for an initial period of three years.

i)           1 Mega-Size LED Billboard Project in Zhongshan Road Wuhan Gongyi Tower

In August 2007, Quo Advertising entered into a business agreement with Wuhan Weiao Advertising Company Limited, a company organized under the laws of the PRC. Under the terms of the agreement, Quo Advertising is authorized to install and operate a 200 square-meter digital video billboard at Wuhan Gongyi Tower on Zhongshan Road in Wuhan, China for a period of five years. Wuhan, the capital of Hubei Province, is among the largest cities along the Yangtze River, with a population of 8 million. It is a hub for economic and cultural activity in Central China. Wuhan's Gongyi Tower is in the city's central commercial district which attracts over 450,000 people a day.

j)           Acquisition of Xuancaiyi (Beijing) Advertising Company Limited

On September 1, 2007, the Company, through Quo Advertising, acquired 51% of the equity interests of Xuancaiyi (Beijing) Advertising Company Limited (“Xuancaiyi”), an advertising agency in Beijing, China, for up to RMB 12,245,000 (approximately US$1,666,943) in cash. The purchase consideration is payable as follows:

1.	An initial payment of RMB2,500,000 (approximately US$330,128);

2.	Up to RMB 2,454,300 (approximately US$336,680) based on Xuancaiyi’s net profit for the four months ended December 31, 2007;

3.	Up to RMB 1,834,500 (approximately US$251,656) based on Xuancaiyi’s net profit for the first quarter of fiscal year 2008;

4.	Up to RMB 1,827,400 (approximately US$250,682) based on Xuancaiyi’s net profit for the second quarter of fiscal year 2008;

5.	Up to RMB1,819,100 (approximately US$249,543) based on Xuancaiyi’s net profit for the third quarter of fiscal year 2008; and

6.	Up to RMB1,809,700 (approximately US$248,254) based on Xuancaiyi’s net profit for the fourth quarter of fiscal year 2008.

Xuancaiyi was founded in 2007 and obtained the right to manage and operate a mega-size high resolution LED advertising billboard in a prominent location in China’s capital city, Beijing. The billboard, covering more than 758 square meters, is located on the East Third Ring Road near the exit of the Airport Highway. It is installed on the wall of Jingxin Tower and measures 17.9 meters wide and over 42 meters high. The Company believes that the investment in Xuancaiyi will strengthen its Media Business in China. The initial payment of RMB 2,500,000 (approximately US$330,128) was made in September 2007. Based on Xuancaiyi’s net profits for the four months ended December 31, 2007, we do not expect to make any payments with respect to the first earn-out.

k)           1 Mega-Size LED Billboard Project in Workers’ Stadium, Beijing

In October 2007, Quo Advertising obtained the exclusive right to operate one mega-size LED billboard at the Workers’ Stadium in Beijing for a 10-year period.

l)           1 Mega-Size LED Billboard Project at Haoyou Emporium, Beijing

In October 2007, Quo Advertising obtained the exclusive right to operate one mega-size LED billboard at Haoyou Emporium in Wangfujing, Beijing for a 6-year period.

m)           Terminal 3 Beijing Airport Project

In November 2007, Quo Advertising entered into a business agreement with Bona pursuant to which Bona granted Quo Advertising an exclusive right to operate 98 freestanding multimedia advertisement light boxes to be situated in designated locations within Beijing International Airport in China for a 3-year period. Beijing International Airport is the busiest airport in the PRC and in 2006 was the second busiest airport in Asia and the ninth busiest in the world. Currently, the airport accommodates approximately 1,100 flights a day, but is expected to handle 1,500 or more daily flights during the 2008 Olympics. Terminal 3 is the new international terminal which is slated to open in March 2008.

n)           Over 950 Advertising Panels Project in Qingdao

In November 2007, Quo Advertising acquired the exclusive right to operate and manage an extensive network of outdoor advertising panels in the city of Qingdao for a 16-year period. The city of Qingdao will be a principal venue in the 2008 Olympics. Quo Advertising has secured the right to operate a network of panels comprising two mega-size LED billboards, one mega-size roller-sheet billboard and 150 roadside LED panels. Quo Advertising has also secured the rights to operate up to 800 road signage light boxes, subject to further governmental approval. Qingdao, with a population of over 7 million, is home to dozens of major financial institutions and features one of China’s busiest seaports, a naval base and a large industrial center. It is also the headquarters of Tsingtao Brewery as well as Haier, one of the world’s largest electrical appliance manufacturers.

The first mega-size LED billboard is at the intersection of Fuzhou Road and Donghai Road, a harbor-side street of shopping malls and financial institutions. This 102 square-meter billboard is located 100 meters from the site for the 2008 Olympic sailing competitions. The second mega-size LED billboard and the mega-size roller-sheet billboard, measuring 96 square meters and 100 square meters respectively, are located at the intersection of Xianggang (Hong Kong) Road, and Nanjing Road, one of the city’s busiest thoroughfares. This is in Qingdao’s central business district near shopping malls and financial office complexes. These mega-size properties have already been installed and are in full operation. The smaller LED panels and light boxes covered by the agreement will have to be installed by the Company.

o)           120 Roadside LED Advertising Panels Project in Changsha

In December 2007, Quo Advertising acquired the exclusive right to construct, operate and manage 120 roadside LED advertising panels in Changsha, the capital of Hunan province for a 5-year period. The Company plans to install 70 of the panels in 2008 and the remainder in 2009. Changsha, with a population of more than 6 million, is a transportation hub and one of China's top 20 most economically advanced cities. Its GDP, which is above the national average, has grown at an average rate of 14% per year from 2001 to 2005. The city has attracted a tremendous amount of foreign investment, with nearly $1 billion worth of foreign direct investment recorded in 2005, mainly in high technology, manufacturing, food production and services. In recent years, Changsha has also become an important creative center for the television and entertainment industry, producing some of the most popular programs in China, including “Super Girl” , an all-female Chinese version of the UK’s “Pop Idol” or “American Idol” in the U.S., ranking as the most watched program ever to air on Chinese TV.

Summary of the status of our Advertising Panels

The following table summarizes by location the number of roadside advertising panels that the Company has the right to install and operate and the installation status:

Location	No. of Advertising Panels(1)	Panels Installed As of March 6, 2008(3)	Duration(2)
Changning District, Shanghai	120	41	20 years
Huangpu District, Shanghai	200	1	20 years
Nanjing	100	3	20 years
Wuhan	120	4	8 years
Lujiazui Finance and Trade Zone, Shanghai	85	85	6 years
Nanjing Road Pedestrian Mall, Shanghai	52	52	3 years
Terminal 3 Beijing Airport Project	98	98	3 years
Qingdao	950	-	16 years
Changsha	120	-	5 years
Total as of March 6, 2008	1,845	284

The following table summarizes by location the number of mega-size advertising panels that the Company has the right to install and operate and the installation status:

Location	No. of Advertising Panels(1)	Panels Installed As of March 6, 2008(3)	Duration(2)
Wuhan	3	1	5 to 8 years
Shanghai	2	2	2 years
Beijing	3	3	16 months to 10 years
Qingdao	3	3	16 years
Total as of March 6, 2008	11	9

1)
The size of the Company’s typical roadside LED video panels ranges from 1.5 square meters to 4 square meters, while the mega-size LED video billboards are typically from 60 square meters to over 700 square meters.

2)
Although the Company has a contractual right to operate the panels for 16 months to 20 years, governmental authorities in the PRC could limit the period during which we can operate the panels if the government interprets the current rules and regulations differently or if it were to implement new rules and regulations.

3)	No. of panels installed also includes panels installed by the assigning parties.
4)
The parties from which the Company obtained an exclusive right to operate the advertising panels do not guarantee that all relevant governmental approvals have been obtained. See Item 1. “Description of Business - Risks and Uncertainties”.

LED technology has evolved to become a new and popular form of advertising in China, capable of delivering crisp, super-bright images both indoors and outdoors. Additionally, advertisers in China are increasingly upgrading the quality of their media, and are looking for new, sophisticated ways to reach consumers. We believe that our out-of-home media network will allow us to capitalize on this market opportunity. We intend to continue to expend significant time and resources on our Media Business in 2008 and we anticipate that our Media Business will begin to generate revenues in 2008.

2.         Non-Media Business

a)           Travel Network – Tour Services

To take advantage of China’s booming travel market, in June 2006, the Company, through its subsidiary NCN Management Services Limited (“NCN Management Services”), acquired 55% of the equity interests of Tianma, a travel agency headquartered in Guangdong Province in the PRC. In order to comply with certain PRC laws relating to foreign entities’ ownership of travel agencies in the PRC, the former owner of Tianma holds 55% of the equity interests in Tianma in trust for the benefit of NCN Management Services. The laws of the PRC govern the agreements by which the Company acquired Tianma and by which the former owner of Tianma holds such equity interest in trust. See Item 1. “Description of Business - Regulations Affecting Our Hotel Business and - Risks and Uncertainties."

Tianma is an authorized inbound and outbound travel operator and provides travel agency services to customers for both inbound and outbound travel. With the exponential growth in outbound travelers, the Company’s goal is to build a nationwide travel network and to enter into alliances with overseas travel agents for both inbound and outbound travel.

Tianma organizes independent inbound and outbound tour and travel packages for a variety of destinations within China and internationally. Tour packages may include air and land transportation, hotels, restaurants and tickets to tourist destinations and other excursions. Tianma books all elements of such packages with third-party service providers, such as airlines, car rental companies and hotels, or through other tour package providers and then resells such packages to its clients. Revenues generated by Tianma accounted for a substantial portion of the Company’s total revenue in 2006 and 2007. A typical sale of tour services is as follows:

i)
Tianma, in consultation with sub-agents, organizes a tour or travel package, including making reservations for blocks of tickets, rooms, etc. with third-party service providers. Tianma may be required to make deposits, pay all or part of the ultimate fees charged by such service providers or make legally binding commitments to pay such fees. For air-tickets, Tianma normally books a block of air tickets with airlines in advance and pays the full amount of the tickets to reserve seats before any tours are formed. The air tickets are usually valid for a certain period of time. If the pre-packaged tours do not materialize and are eventually not formed, Tianma will resell the air tickets to other travel agents or customers. For hotels, meals and transportation, Tianma usually pays an upfront deposit of 50-60% of the total cost. The remaining balance is then settled after completion of the tours.

ii)	Tianma, through its sub-agents, advertises tour and travel packages at prices set by Tianma and sub-agents.

iii)	Customers approach Tianma or its appointed sub-agents to book an advertised packaged tour.

iv)	The customers pay a deposit to Tianma directly or through its appointed sub-agents.

v)
When the minimum required number of customers (which number is different for each tour based on the elements and costs of the tour) for a particular tour is reached, Tianma will contact the customers for tour confirmation and request full payment. All payments received by the appointed sub-agents are paid to Tianma prior to the commencement of the tours.

vi)
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

Fuel prices surged by 48% in 2007 and as of February 2008, crude oil prices rose to US$100 per barrel. Since fuel is a major cost component for airlines and other travel providers, rising fuel prices have increased our operating expenses and had an adverse impact on the profitability of our travel business. In addition, an economic downturn in the U.S. and other global economies in 2008 could have an adverse effect on China's economic growth, which would have a negative impact on the China travel market and our travel business.

b)   Travel Network – Hotel Management Services

Before the change of company name and business direction in the latter half of 2006, the Company was predominantly a traditional hotel management company. In fiscal 2007, revenues from hotel management services dropped in comparison to previous years as a result of a decline in the number of hotel properties that we managed.

c)   e-Network Services

The Company has been considering establishing a fully integrated and comprehensive business-to-business (B2B) and business-to-consumer (B2C) travel network by providing a broad range of products and services underpinned by our Media Network and Travel Network. Our e-Network business is still at early planning stage, and we anticipate no substantial revenue in 2008. The Company is currently re-assessing its Non-Media Business strategy.

COMPETITION

1.           Media Business

We compete with other advertising companies in China, including companies that operate out-of-home advertising media networks, such as Focus Media, JCDecaux and Clear Media. The Company competes with these companies for advertising clients on the basis of the size of our advertising network, advertising coverage, panel locations, pricing, and range of advertising services that we offer. The Company also competes with these companies for rights to locate LED panels and/or billboards in desirable locations in Chinese cities. In addition, commercial buildings, hotels, restaurants and other commercial locations may decide to install and operate their own billboards or LED panels. The Company also competes for overall advertising spending with other more traditional media such as newspapers, TV, magazines and radio, and more advanced media like Internet advertising, frame and public transport.

The Company may also face competition from new entrants into the out-of-home LED advertising sector. Our sector is characterized by low initial fixed costs for entrance in term of LED panel requirements and it is uncommon for advertising clients to enter into exclusive arrangements. In addition, as of December 10, 2005, wholly foreign-owned advertising companies are allowed to operate in China, which may expose us to increasing competition from international advertising media companies attracted by the opportunities in China.

Increased competition could reduce our operating margins, profitability and result in a loss of market share. Some of our existing and potential competitors may have competitive advantages, such as more advertising locations and broader coverage and exclusive arrangements in desirable locations. These competitors could provide advertising clients with a wider range of media and advertising services, which could cause us to lose advertising clients or to reduce prices in order to compete, which could decrease our revenues, gross margins and profits. We cannot guarantee that we will be able to compete against these existing and new competitors.

In order to enhance our competitive power and to obtain more advertising locations throughout China, the Company is continuing to search for prime advertising locations in major cities like Beijing, Shanghai, Nanjing, Wuhan, Qingdao and Changsha. Concurrently, we also plan to expand our network coverage to other cities like Guangzhou, Shenzhen and Chengdu. We believe that increasing our network, advertising coverage and locations for LED video panels and mega-size digital video billboards, we will be able to offer more competitive pricing to our advertising clients thereby increasing our profitability.

2.           Non-Media Business

The travel service industry in China is large and is continuing to grow at an accelerated rate primarily as a result of strong economic growth in China. We believe that strong economic growth in China will continue in 2008 and consumer spending in the travel service industry will continue to be strong.

In addition, several large-scale events will occur in the next few years which we believe will support the growth of the travel industry in China. The 2008 Olympics will be held in Beijing followed by the Shanghai World Expo and the Asian Games in Guangzhou in 2010. These events are expected to attract significant domestic and international travelers.

However, the travel industry is also highly fragmented and intensely competitive as more and more travel agencies obtain an International Travel Agency Business License from the China National Tourism Administration. There are now more than 180 such travel agencies in Guangdong Province alone and more than 1,500 agencies nationwide. All these travel agencies, particularly those operating in Guangdong, compete directly with Tianma.

We compete on the basis of brand recognition, tour selection, pricing, accessibility of travel information, range of travel services offered, convenience, and customer satisfaction. Since our travel subsidiary, Tianma, is located in Guangzhou, we compete for customers primarily in the southern areas of China which are relatively affluent.

We also expect to face increasing competition from hotels and airlines as they increase their direct selling efforts or engage in alliances with other travel service providers. It may further reduce our profit margin in travel services sector. Moreover, as part of the conditions for the entry into the World Trade Organization in 2001, China committed to opening up segments of its travel industry to foreign participation. This deregulation would benefit the travel industry in terms of improving industry practices and introducing new technologies. However, it will also increase competition from foreign participatants. The Company expects that it will need to invest considerable resources in the future in order to remain competitive in this market.

GOVERNMENT REGULATION

1.           Regulations Affecting Our Media Business

The Company’s near-term focus is on further developing its Media Network to capitalize on China’s fast growing out-of-home advertising market. A key objective for the Media Network is to provide medium to mega-size LED billboards in prominent cities in China.

Limitations on Foreign Ownership in the Advertising Industry

The principal regulations governing foreign ownership in the advertising industry in China include:

● The Catalogue for Guiding Foreign Investment in Industry (2007); ● Advertising Law (1994);
● Regulations on Control of Advertisement (1987);
● Implementation Rules for Regulations on Control of Advertisement (2004); and
● The Administrative Regulations on Foreign-invested Advertising Enterprises (2004).

Since December 2005, the PRC government has allowed foreign investors to directly own 100% of an advertising business if the foreign investor has at least three years of direct operations in the advertising business outside of China or to set up an advertising joint venture if the foreign investor has at least two years of direct operations in the advertising industry outside of China.

As we do not have the necessary advertising business outside of China, we are not entitled to own directly 100% of an advertising business in China. Our advertising business was provided through our contractual arrangements with our PRC operating subsidiary Quo Advertising in the year 2007. Quo Advertising was owned by two PRC citizens, who are designated by us and hold 100% of the equity interests in Quo Advertising in trust for the benefit of us, and operates our advertising network projects. In January 2008, we restructured our advertising business after acquiring the media subsidiaries namely Lianhe and Bona. We, through our newly acquired subsidiary, Lianhe, entered into an exclusive management consulting services agreement and an exclusive technology consulting services agreement with each of Quo Advertising, Bona and Hui Zhi Bo Tong Media Advertising Beijing Co., Ltd (“Botong”). In addition, Lianhe entered into an equity pledge agreement and an option agreement with each of the registered PRC shareholders of Quo Advertising, Bona and Botong and pursuant to which these shareholders had pledged 100% of their shares to Lianhe and granted Lianhe the option to acquire their shares at a mutually agreed purchase price which shall first be used to repay any loans payable to Lianhe or any affiliate of Lianhe by the registered PRC shareholders. These commercial arrangements enable us to exert effective control on these entities, and transfer their economic benefits to us for financial results consolidation. For details, please refer to Item 6. “Management’s Discussion and Analysis or Plan of Operation – Material Subsequent Events” for details.

There are risks in our structural arrangement with these advertising entities. Our PRC legal counsel has critically analyzed and reviewed these commercial agreements based on the present laws, advertising rules and regulations, and standardization documents in China. Based on the advice given by the local legal counsel, the Company makes amendments in our agreements and, if necessary, prepare additional legal document in order to improve our position for the case of any legal proceeding. After such critical analysis and followed by the amendment of contracts, we are confident that the Company is in compliance with existing laws, advertising rules and regulations, and standardization documents. However, we are advised by our PRC legal counsel that State Administration for Industry and Commerce (“SAIC”) and other PRC Regulatory Authorities may have different interpretations and applications of current and future PRC laws, rules and regulations. There would be no assurance that these SAIC and PRC regulatory authorities may take a different view that is contrary to the opinion of our PRC legal counsel in the future. We could be subject to severe penalties in case these SAIC and PRC regulatory authorities determine that we are not in compliance with the laws, advertising rules and regulations, and standardization documents. Although the risk cannot be avoided totally, we believe that we performed our reasonable effort to reduce the risk arising from our commercial agreements arrangement.

We have been and will continue to be dependent on such commercial agreements arrangement to operate our media business in the near future. If it is found to be in violation of PRC Advertising Laws or regulations and fail to obtain any of the required permits or approvals under any relevant PRC regulations, we could be penalized. It would have an effect on our ability to conduct business in these aspects. See Item 1. “Description of Business – Risks and Uncertainties" for details.

Regulation of Advertising Services

Business License for Advertising Companies

The principal regulations governing advertising businesses in China include:

●	The Advertising Law (1994)

●	Regulations on Control of Advertisement (1987); and

●	The Implementing Rules for the Advertising Administrative Regulations (2004).

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

Advertising Content

PRC advertising laws and regulations set forth certain content requirements for advertisements in China, which include prohibitions on, among other things, misleading content, superlative wording, socially destabilizing content or content involving obscenities, superstition, violence, discrimination or infringement of the public interest. Advertisements for anesthetic, psychotropic, toxic or radioactive drugs are prohibited. It is prohibited to disseminate tobacco advertisements via broadcast or print media. It is also prohibited to display tobacco advertisements in any waiting lounge, theater, cinema, conference hall, stadium or other public area. There are also specific restrictions and requirements regarding advertisements that relate to matters such as patented products or processes, pharmaceuticals, medical instruments, veterinary pharmaceuticals, agrochemicals, foodstuff, alcohol and cosmetics. In addition, all advertisements relating to pharmaceuticals, medical instruments, agrochemicals and veterinary pharmaceuticals advertised through radio, film, television, newspaper, magazine and other forms of media, together with any other advertisements which are subject to censorship by administrative authorities according to relevant laws and administrative regulations, must be submitted to the relevant administrative authorities for content approval prior to dissemination.

Advertisers, advertising operators and advertising distributors are required by PRC advertising laws and regulations to ensure that the content of the advertisements they prepare or distribute are true and in full compliance with applicable laws. In providing advertising services, advertising operators and advertising distributors must review the prescribed supporting documents provided by advertisers for advertisements and verify that the content of the advertisements comply with applicable PRC laws and regulations. In addition, prior to distributing advertisements for certain commodities, which are subject to government censorship and approval, advertising distributors and advertisers are obligated to ensure that such censorship has been performed and approval has been obtained. Violation of these regulations may result in penalties, including fines, confiscation of advertising income, orders to cease dissemination of the advertisements and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the SAIC or its local branches may revoke violators’ licenses or permits for advertising business operations. Furthermore, advertisers, advertising operators or advertising distributors may be subject to civil liability if they infringe on the legal rights and interests of third parties in the course of their advertising business. We will employ qualified advertising inspectors who are trained to review advertising content for compliance with relevant laws and regulations.

Outdoor Advertising

The Advertising Law stipulates that the exhibition and display of outdoor advertisements must not:

● utilize traffic safety facilities and traffic signs;
● impede the use of public facilities, traffic safety facilities and traffic signs;
● obstruct commercial and public activities or create an eyesore in urban areas;
● be placed in restrictive areas near government offices, cultural landmarks or historical or scenic sites; and
● be placed in areas prohibited by the local governments from having outdoor advertisements.

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

In addition to the regulations on outdoor advertisements, the placement and installation of LED billboards are also subject to municipal local zoning requirements and relevant governmental approvals of the city where the LED billboards located. In Shanghai, the placement and installation of LED billboards are required to obtain application for an outdoor advertising registration certificate for each LED billboard subject to a term of use approved by local government agency for each LED billboard. If the existing LED billboards placed by our LED location provider or us are required to be removed, the attractiveness of this portion of our advertising network will be diminished.

2.           Regulations Affecting Our Non-Media Business

a)           Travel Network

Travel Agency. The travel industry is subject to the supervision of the China National Tourism Administration and local tourism administrations. The principal regulations governing travel agencies in China include:

● Regulations of Administration of Travel Agencies (1996), as amended on December 11, 2001; and
● The Implementing Rules of Regulations of Administration of Travel Agencies (2001).

Under these regulations, a travel agency must obtain a license from the China National Tourism Administration to conduct cross-border travel business, and a license from the provincial-level tourism administration to conduct domestic travel agency business.

Air-ticketing. The air-ticketing business is subject to the supervision of China National Aviation Transportation Association (“CNATA”), and its regional branches. Prior to March 31, 2006, the principal regulation governing air-ticketing in China is the Administration on Civil Aviation Transporting Marketing Agency Business Regulations (1993). Currently the principal regulation governing air-ticketing in China is the Rules on Cognizance of Qualification for Civil Aviation Transporting Marketing Agencies (2006) which has taken effect since March 31, 2006.

Under these regulations, prior to March 31, 2006, an air-ticketing agency must obtain a permit from General Administration of Civil Aviation of China (“CAAC”) or its regional branch in every city in which the agency propose to conduct its air-ticketing business. On and after March 31, 2006, any entity that wishes to conduct the air-ticketing business in China must apply for an air-ticketing permit from CNATA. The regulations provide for a transitional grace period for air-ticketing agencies that have obtained a valid license from CAAC or its regional branch prior to the promulgation of the new rules. These agencies are permitted to use their original licenses until such licenses expire.

Restrictions on Foreign Ownership

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

The PRC Government currently only allows foreign investors to run traveling business in China if the foreign investors’ annual revenue from travel services is above USD 40 million for a Sino-foreign joint venture with local partner or above USD 500 million for a wholly owned travel services agency. The minimum capital investment is RMB 2.5 million for a traveling business where foreign investors take majority or higher interest, and the foreign investor must be a member of the industry association of tourism of its home country.

Air ticketing. Currently, China’s laws and regulations are not very clear on the foreign investment in air-ticketing industry. According to the Regulations on Foreign Investment in Civil Aviation Industry (2002) and relevant foreign investment regulations regarding civil aviation business, a foreign investor (other than those qualified Hong Kong or Macau service providers which were permitted to own up to 100% of an advertising agency in China) cannot own 100% of an air ticketing agency in China. The foreign investors' equity holding ratios are subject to the approval of relevant government authorities. In addition, foreign-invested air-ticketing agencies are not permitted to sell passenger tickets for domestic flights in China.

As a result of the rules and regulations described above, we conduct our travel businesses in China through Tianma and Youwei Zheng, who holds the equity interests of Tianma in trust for the Company, as well as certain independent air-ticketing agencies and travel agencies. We have entered into contractual arrangements with Tianma and Youwei Zheng pursuant to which we believe, based on the advice of PRC legal counsel, that:

•	we are able to exert effective control over Tianma;
•	substantially all of the economic benefits of Tianma will be transferred to us; and
•	our subsidiary, NCN Management Services has an exclusive option to purchase all or part of 55% of the equity interests in Tianma to the extent permitted by PRC laws.

The Company further believes, based on the advice of PRC legal counsel, that:

•	the ownership structure of Tianma is in compliance with existing PRC laws and regulations;
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

We have been further advised, however, that there are substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations. Accordingly, there can be no assurance that the PRC regulatory authorities will not in the future take a view that is contrary to the above opinion of our PRC legal counsel. We have been further advised by our PRC counsel that if the PRC government finds that the agreements that establish the structure for operating our PRC travel business do not comply with PRC government restrictions on foreign investment in travel business, we could be subject to severe penalties. See Item 1. “Description of Business – Risks and Uncertainties" for details.

b)           e-Network

The Company targets for developing a comprehensive and fully integrated Internet travel services platform focusing on providing a broad range of consumer services. This includes, but is not limited to (i) accommodation booking and sales; (ii) travel agencies services for air-ticket sales and, tour packages; (iii) e-ticketing for concerts, sports events, exhibitions, etc; (iv) sales and delivery of gifts and souvenirs; (v) e-payment function that directly links to payment-clearing systems of national banks, financial institutions and mobile phone operators. These services will be offered at individual service outlets located in hotel chains, other potential locations and on a comprehensive online website. We plan to develop this component as a complete travel and leisure network and substantial revenue driver.

PRC Government Regulations

Internet Content Provisions. The principal regulations governing foreign ownership of the Internet content provision business in China include:

● Regulation on Internet Information Service (2000);
● The Telecommunications Regulations (2000);
● The Administrative Measures for Telecommunications Business Operating License (2002);
● Administrative Rules for Foreign Investments in Telecommunications Enterprises (2002);and

● Foreign Investment Industrial Guidance Catalogue (2007).

Under these regulations, a foreign entity is prohibited from owning more than 50% of a PRC entity that provides value-added telecommunications services, which includes Internet content provision services. Foreign investors are not allowed to invest in news websites, web streaming audio-visual services, etc.

Online Advertising. The principal regulations governing foreign ownership of advertising agencies in China are the Foreign Investment Industrial Guidance Catalogue (2007) and the Administrative Regulations Concerning Foreign Invested Advertising Enterprises (2004). Under these regulations, prior to December 2005, foreign investors (other than those qualified Hong Kong or Macau service providers which were permitted to own up to 100% of an advertising agency in China) were only allowed to own majority interest in an advertising agency in China. Beginning on December 2005, foreign investors are allowed to own 100% of an advertising agency in China subject to certain qualification requirements. However, for those advertising agencies that provide online advertising service, foreign ownership restrictions on the Internet content provision business are still applicable.

3.           Regulations Affecting All of Our Businesses

Regulation of Foreign Currency Exchange

The principal regulation governing foreign currency exchange in China is the Rules on Foreign Exchange Control (1996), as amended. Under the Rules, Renminbi is freely convertible for trade and service-related foreign exchange transactions, but not for direct investment, loan or investment outside China unless the prior approval of the State Administration for Foreign Exchange of the PRC or other relevant authorities is obtained.

Pursuant to the Rules on Foreign Exchange Control, foreign investment enterprises in China may purchase foreign currency without the approval of the State Administration for Foreign Exchange of the PRC for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also retain foreign exchange (subject to a cap approved by the State Administration for Foreign Exchange of the PRC) to satisfy foreign exchange liabilities or to pay dividends. However, the relevant PRC government authorities may limit or eliminate the ability of foreign investment enterprises to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loan and investment outside China are still subject to limitations and require approvals from the State Administration for Foreign Exchange of the PRC.

Regulation of Dividend Distribution

The principal regulations governing distribution of dividends of wholly foreign-owned companies include:

● The Foreign Investment Enterprise Law (1986), as amended; and
● Administrative Rules under the Foreign Investment Enterprise Law (2001).

Under these regulations, foreign investment enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, wholly foreign-owned enterprises in China are required to set aside at least 10% of their after-tax profits each year, if any, to fund certain reserve funds, unless such reserve funds as accumulated have reached 50% of their respective registered capital. These reserves are not distributable as cash dividends.

Regulation of Enterprise Income Law

The Enterprise Income Law (“EIT Law’) was promulgated by the National People’s Congress on March 16, 2007 to introduce a new uniform taxation regime in the PRC. Both resident and non-resident enterprises deriving income from the PRC will be subject to this EIT Law from January 1, 2008. It replaces the previous two different tax rates applied to foreign-invested enterprises and domestic enterprises by only one single income tax rate applied for all enterprises in the PRC. Under this EIT Law, except for some hi-tech enterprises which are subject to EIT rates of 15% and other very limited situation that allows EIT rates at 20%, the general applicable EIT rate in the PRC is 25%. We may not enjoy tax incentives for our further established companies in the PRC and therefore our tax advantages over domestic enterprises may be diminished.

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

1.           Risks Related to Operating Our Business in China

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

China's central bank announces in 16 January 2008 that it will raise the required reserve ratio for commercial banks by half a percentage point as of 25 January 2008. As such, the ratio would be raised to 15%, the highest since 1984. The intention of this action, together with other stringent monetary policies, is to reduce their lending power in an effort to cool down the economic overheating. Together with this action, the central bank totally raised the reserve ratio 11 times and benchmark interest rates six times from last year. Since from last few years, excess liquidity is a major challenge for the China government as it results in bubbles and economic overheating. China's stock market benchmark Shanghai Composite Index almost doubled last year and the economy expanded 11.5 % in the first three quarters of 2007.

Such move is due to the fact that the PRC government has prime concern about Renminbi appreciation and accelerating inflation pressure. In January 2008, it is reported that China's macro data showed a slightly decrease in both the trade surplus and money supply from November. China’s December trade surplus is US$22.7 billion and it shows a jump of 48 % from a year earlier. Due to the export surplus, M2, the broadest measure of money supply, rises 16.7 % to US$5.55 trillion from a year earlier. Along with the trade surplus growth, it helps push up foreign reserves to a total US$1.53 trillion by the end of 2007. At the same time, economic growth is likely to continue accelerating. Inflation in China surges to 6.9 % in November 2007, the fastest since 1996.

It is expected that the PRC government will continue to institute further tightening measures to cool down the risk of the liquidity-fueled A-share bubble and hot property market. The interest rate and the reserve requirement ratio would likely go higher in this year. These actions, together with other actions and policies of the government, could materially affect our liquidity and operation in business.

Our operations in China may be adversely affected by changes in the policies of the PRC government.

The political environment in the PRC may adversely affect the Company’s business operations. PRC has been operating as a socialist state since 1949 and is controlled by the Communist Party of China. In recent years, however, the government has introduced reforms aimed at creating a “socialist market economy” and policies have been implemented to allow business enterprises greater autonomy in their operations. Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reforms program, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, foreign investment and so on. Since most of our operating assets and revenues are derived from our operations located in China, our business and financial condition, results of operations and prospects are closely subject to economic, political and legal developments in China. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

Our business development in China may be affected by the introduction of Enterprise Income Tax Law (the EIT Law) effective from January 1, 2008.

The EIT Law was promulgated by the National People’s Congress on March 16, 2007 to introduce a new uniform taxation regime in the PRC. Both resident and non-resident enterprises deriving income from the PRC will be subject to this EIT Law from January 1, 2008. It replaces the previous two different tax rates applied to foreign-invested enterprises and domestic enterprises by only one single income tax rate applied for all enterprises in the PRC. Under this EIT Law, except for some hi-tech enterprises which are subject to EIT rates of 15%, the general applicable EIT rate in the PRC is 25%. We may not enjoy tax incentives for our further established companies in the PRC and therefore our tax advantages over domestic enterprises may be diminished. As a result, our business development in China may be adversely affected.

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

Future inflation in China may inhibit economic activity and therefore affect our operations.

Recently, the Chinese economy has experienced periods of rapid expansion. During this period, there have been high rates of inflation. As a result, the PRC government adopted various corrective and cool-down measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has moderated since 1995, high inflation would cause the PRC government to impose controls on credit and/or prices, which could inhibit economic activity in China, and thereby affecting the Company’s business operations and prospects in the PRC.

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

Because our business transactions are denominated in RMB and our funding will be denominated in USD, fluctuations in exchange rates between USD and RMB will affect our balance sheet and financial results. Since July 2005, RMB has been no longer solely pegged with USD but is pegged against a basket of currencies as a whole in order to keep a more stable exchange rate for international trading. With the very strong economic growth in China in the last few years, RMB is facing a very high pressure to appreciate against USD. Such pressure would result in more fluctuations in exchange rates and in turn our business would suffer from higher foreign currency exchange rate risk.

There are very limited hedging tools available in China to hedge our exposure in exchange rate fluctuations. They are also ineffective in the sense that these hedges cannot be performed in the PRC financial market, and more important, the frequent changes in PRC exchange control regulations would limit our hedging ability for RMB.

Risks from the outbreak of severe acute respiratory syndrome (SARS) and avian flu in various parts of China, Hong Kong and elsewhere.

Since early 2003, mainland China, Hong Kong and certain other countries, largely in Asia, have been experiencing an outbreak of a new and highly contagious form of atypical pneumonia, now known as severe acute respiratory syndromes, or SARS. This outbreak has resulted in significant disruption to the lifestyles of the business and economic activity in the effected areas. Areas in Mainland China that have been affected include areas where the Company has business and management operations. Although the outbreak is now generally under control in China, the Company cannot predict at this time whether the situation may again deteriorate or the extent of its effect on the Company’s business and operations. Moreover, there are many Asian countries including China that report incidents of avian flu. Although this virus is spread through poultry populations, it is reported in many incidents that the virus can cause an infection to humans and is often fatal. Any outbreak of SARS or avian flu may result the closure of our offices or other businesses where we provide our advertising and hotel services. The occurrences of such diseases would also affect our out-of-home advertising network to advertisers. The advertisers may stop purchasing the advertising time and severely interrupt our business and operations.

The Company cannot assure that this outbreak, particularly if the situation worsens, will not significantly reduce the Company’s revenues, disrupt the Company’s staffing or otherwise generally disrupt the Company’s operations.

Due to our assets are located in PRC, stockholders may not receive distributions that they would otherwise be entitled to if we were declared bankruptcy or insolvency.

Due to the Company’s assets are located in PRC, the assets of the Company may be outside of the jurisdiction of U.S. courts to administer if the Company was the subject of an insolvency or bankruptcy proceeding. As a result, if the Company was declared bankrupt or insolvent, the Company’s stockholders may not be able to receive the distributions on liquidation that they are otherwise entitled to under U.S. bankruptcy law.

If any of our PRC companies becomes the subject of a bankruptcy or liquidation proceeding, we may lose the ability to use and enjoy those assets, which could materially affect our business, ability to generate revenue and the market price of our common stock.

To comply with PRC laws and regulations relating to foreign ownership restrictions in the advertising and travel businesses, we currently conduct our operations in China through contractual arrangements with shareholders of Tianma and through commercial agreements with shareholders of Quo Advertising, Lianhe, Bona and Botong. As part of these arrangements, these persons hold some of the assets that are important to the operation of our business. If any of these entities files for bankruptcy and all or part of their assets become subject to liens or rights of third-party creditors, we may be unable to continue some or all of our business activities, which could affect our business, financial condition and results of operations.

Our acquisitions of Tianma, Quo Advertising, Xuanicaiyi, Lianhe and Bona were structured to attempt to fully comply with PRC rules and regulations. However, such arrangements may be adjudicated by relevant PRC government agencies as not being in compliance with PRC governmental regulations on foreign investment in traveling and advertising industries and such structures may limit our control with respect to such entities.

Since 2001, the PRC Government has only allowed foreign investors to run traveling business in China if the foreign investors have at least three years of traveling operations record outside China with annual revenue of USD 40 million. The minimum capital investment is RMB 4 million and the foreign investors must be members of the China Tourism Association. Moreover, the foreign investors are restricted from running outbound travel services. In order to penetrate into this market, we acquired a majority interest of Tianma, a travel agency headquartered in the Guangdong province of the PRC in June 2006 through certain contractual arrangements. With the grant of the International Travel Agency Business License by China National Tourism Administration, Tianma is allowed to operate outbound travel services. Through our contractual arrangements, we designated a PRC citizen to held 55% of the equity interest of Tianma in trust for our benefit. Tianma directly operates our traveling agent business.

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

Our advertising business was run through our contractual arrangements with our PRC operating subsidiary Quo Advertising. Quo Advertising was owned by two PRC citizens designated by us and directly operated our advertising network projects. In January 2008, we restructured our advertising business after further acquiring the media subsidiaries namely Lianhe and Bona. We, through our newly acquired company, Lianhe, entered into an exclusive management consulting services agreement and an exclusive technology consulting services agreement with each of Quo Advertising, Bona and Botong. In addition, Lianhe also entered into an equity pledge agreement and an option purchase agreement with each of the shareholders of Quo Advertising, Bona and Botong pursuant to which these shareholders had pledged 100% of their shares to Lianhe and granted Lianhe the option to acquire their shares at a mutually agreed purchase price which shall first be used to repay any loans payable to Lianhe or any affiliate of Lianhe by the registered PRC shareholders. These commercial arrangements enable us to exert effective control on these entities, and transfer their economic benefits to us for financial results consolidation. For details, please refer to Item 6. “Management’s Discussion and Analysis or Plan of Operation – Material Subsequent Events” for details.

Since we believe that there is risk in our structural arrangement with advertising entities and Tianma, we try to minimize this risk by consulting a local legal counsel in China. The local legal counsel critically analyzes and reviews the documents and agreements. Based on the advice given by the local legal counsel, we make amendments in our legal documents and, if necessary, and prepare additional legal document in order to improve our position for the case of any legal proceeding. Although the risk cannot be avoided totally, we believe that we performed our reasonable effort to reduce the risk arising from our contractual arrangement.

We have been and will continue to be dependent on these PRC operating companies to operate our traveling agent and advertising business in the near future. If our existing PRC operating subsidiaries are found to be in violation of any PRC laws or regulations and fail to obtain any of the required permits or approvals under any relevant PRC regulations, we could be penalized. It would have an effect on our ability to conduct business in these aspects.

The PRC government regulates the travel agency, advertising and Internet industries. If we fail to obtain or maintain all pertinent permits and approvals or if the PRC government imposes more restrictions on these industries, our business may be affected.

The PRC government regulates the travel agency, advertising and Internet industries. We are required to obtain applicable permits or approvals from different regulatory authorities to conduct our business, including separate licenses for Internet content provision, advertising and travel agency activities. If we fail to obtain or maintain any of the required permits or approvals, we may be subject to various penalties, such as fines or suspension of operations in these regulated businesses, which could severely disrupt our business operations. As a result, our financial condition and results of operations may be affected.

We have attempted to comply with the PRC government regulations regarding licensing requirements by entering into a series of agreements with our affiliated Chinese entities. If the PRC laws and regulations change, our business in China may be affected.

To comply with the PRC government regulations regarding licensing requirements, we have entered into a series of agreements with our affiliated Chinese entities to exert operational control and secure consulting fees and other payments from them. We have been advised by our PRC legal counsel that our arrangements with our affiliated Chinese entities are valid under current PRC laws and regulations. However, we cannot assure that we will not be required to restructure our organization structure and operations in China to comply with changing and new PRC laws and regulations. Restructuring of our operations may result in disruption of our business, diversion of management attention and the incurrence of substantial costs.

The PRC legal system embodies uncertainties, which could limit law enforcement availability.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedence. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past 28 years has significantly enhanced the protections afforded to various forms of foreign investment in China. Each of our PRC operating subsidiaries and affiliates is subject to PRC laws and regulations. However, these laws and regulations change frequently and the interpretation and enforcement involve uncertainties. For instance, we may have to resort to administrative and court proceedings to enforce the legal protection that we are entitled to by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting statutory and contractual terms, it may be difficult to evaluate the outcome of administrative court proceedings and the level of law enforcement that we would receive in more developed legal systems. Such uncertainties, including the inability to enforce our contracts, could affect our business and operation. In addition, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the industries in which we operate, including the promulgation of new laws. This may include changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the availability of law enforcement, including our ability to enforce our agreements with Tianma, Lianhe, Bona, Botong, and Quo Advertising with other foreign investors.

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

Our operations and transactions are subject to review by the PRC tax authorities pursuant to relevant PRC laws and regulations. However, these laws, regulations and legal requirements change frequently, and their interpretation and enforcement involve uncertainties. For instance, in the case of some of our acquisitions of offshore entities that conducted their PRC operations through their affiliates in China, we cannot assure our investors that the PRC tax authorities will not require us to pay additional taxes in relation to such acquisitions, in particular where the PRC tax authorities take the view that the previous taxable income of the PRC affiliates of the acquired offshore entities needs to be adjusted and additional taxes be paid. In the event that the sellers failed to pay any taxes required under PRC laws in connection with these transactions, the PRC tax authorities might require us to pay the tax together with late-payment interest and penalties.

We rely on our affiliated Chinese personnel to conduct travel and advertising businesses. If our contractual arrangements and commercial agreement arrangements with our affiliated Chinese personnel are violated, our related businesses will be damaged.

As mentioned earlier, we depend on commercial agreements and contractual arrangements to run our advertising and traveling businesses respectively in China. These agreements and contracts are governed by PRC laws and provide for the resolution of disputes through arbitration or litigation in the PRC. Upon arbitration or litigation, these contracts would be interpreted in accordance with PRC laws and any disputes would be resolved in accordance with PRC legal procedures. The uncertainties in the PRC legal system could disable us to enforce these commercial agreements and contractual arrangements. Should such a situation occur, we may be unable to enforce these agreements and contracts, and unable to enforce our control over our operating subsidiaries to conduct our businesses.

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

2.           Risks Related to Our Media Business

In early 2007, we have entered into a contract to acquire Quo Advertising to expand our business operations in the media business. Since the acquisition, we have successfully entered into several material business agreements in Beijing, Shanghai, Nanjing, Wuhan and so on to manage and operate LED outdoor advertising video panels and mega-size digital video billboards. In January 2008, we restructured our advertising business after further acquiring the media companies namely Lianhe and Bona. We anticipate that we would enter into agreements in other major cities to strengthen our position in the out-of-home media business in China. In addition to the risks described above in “Risks Related to Operating a Business in China”, we are subject to additional risks related to our media business.

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

Moreover, it becomes more difficult to increase the number of desirable locations in major cities because most of the locations have already been occupied by our competitors and limitation by municipal zoning and planning policies. In other cities, although we could increase the locations, they would only generate less economic return to the Company. Anyway, we anticipate the economic return would increase with the pace of economic development of these cities. If we are unable to increase the placement of our out-of-home advertising market, we may be unable to expand our client base to sell advertising time slots on our network or increase the rates we charge for time slots. As a consequence of this, our operating margins and profitability may be reduced, and may result in a loss of market share. Since we are a new entrant to this market segment, we have less competitive advantages than the existing competitors in terms of experience, expertise, and marketing force. The Company is tackling these problems by further acquisition of well-established advertising company like Quo Advertising, Lianhe and Bona. We cannot guarantee that we will be able to compete against new or existing competitors to generate profit.

Moreover, due to the less desirable locations currently the Company has, we can only charge the advertisers for at a lower rates. If the Company is unable to continuously secure more desirable locations for deployment of our advertising poster frames, we may be unable or need to lower our rates to attract advertisers to purchase time slots from us to generate satisfactory profit.

If we cannot enter into further agreements for roadside LED video panels and mega-size digital video billboards in other major cities in China, we may be unable to grow our revenue base and hence unable to generate higher levels of revenue.

The Company continues geographic expansion in media network by entering into business cooperation agreements with local advertising companies to operate and manage our roadside LED video panels and mega-size digital video billboards in China. We have concluded several major agreements and are currently searching for more opportunities. Nevertheless, many of the most desirable locations in the major cities have been occupied by our competitors. If we are unable to or need to pay extra considerations in order to enter into any new agreements, it may highly increase our costs of sales and may be unable to convince our advertisers to purchase more advertising time and generate our satisfactory profits.

If we are unable to attract advertisers to advertise on our networks, we will be unable to grow our revenue base to generate revenues.

We charge our advertisers based on the time that is used on our roadside LED video panels and mega-size digital video billboards. The desire of advertisers to advertise on our out-of-home media networks depends on the size and coverage of the networks, the desirability of the locations of the LED panels and billboards, our brand name and charging rate. If we fail to increase the number of locations, displays and billboards in our networks to provide the advertising services to suit the needs of our advertisers, we may be unable to attract them to purchase our advertising time to generate revenues.

If the public does not accept our out-of-home advertising media, we will be unable to generate revenue.

The out-of-home advertising network that we are developing is a rather new concept in China. It is too early to conclude whether the public accept this advertising means or not. In case the public finds any element like audio or video features in our media network to be disruptive or intrusive, advertisers may withdraw their requests for purchasing time slots from us and to advertise on other networks. On the contrary, if the viewing public is receptive toward our advertising network, our advertisers will continue to purchase the time from us. As such, together with other uncertainties like locations coverage, acceptance by public etc, we may be unable to generate satisfactory revenue in our media network business.

We may be subject to government regulations in installing our out-of-home roadside LED video panels and mega-size digital video billboards advertising network.

The placement and installation of LED panels and billboards are subject to municipal zoning requirements and governmental approvals. It is necessary to obtain approvals for construction permits from the relevant supervisory departments of the PRC government for each installation of roadside LED video panel and mega-size digital video billboard. However, we cannot provide any guarantee that we can obtain all the relevant government approvals for all of our installations in China. If such approvals are not granted, we will be unable to install LED panels or billboards on schedule, or may incur more installation costs.

If we are unable to adapt to changing advertising trends and the technology needs of advertisers and consumers, we will not be able to compete effectively and we will be unable to increase or maintain our revenues, which may affect our business prospects and revenues.

The market for out-of-home advertising requires us to research new advertising trends and the technology needs of advertisers and consumers, which may require us to develop new features and enhancements for our advertising network. The majority of our displays use medium-size roadside LED video panels. We also use mega-size LED digital video billboards. We are currently researching ways that we may be able to utilize other technology such as cable or broadband networking, advanced audio technologies and high-definition panel technology. Development and acquisition costs may have to be incurred in order to keep pace with new technology needs but we may not have the financial resources necessary to fund and implement future technological innovations or to replace obsolete technology. Furthermore, we may fail to respond to these changing technology needs. For instance, if the use of wireless or broadband networking capabilities on our advertising network becomes a commercially viable alternative and meets all applicable PRC legal and regulatory requirements, and we fail to implement such changes on our out-of-home network and in-store network or fail to do so in a timely manner, our competitors or future entrants into the market who do take advantage of such initiatives could gain a competitive advantage over us. If we cannot succeed in developing and introducing new features on a timely and cost-effective basis, advertiser demand for our advertising networks may decrease and we may not be able to compete effectively or attract advertising clients, which would have an effect on our business prospects and revenues.

3.           Risks Related to Our Travel Business

In addition to the risks described above in “Risks Related to Operating a Business in China”, we are subject to additional risks related to our travel business.

The travel industry is highly competitive, which may influence our ability to compete with other market participants.

We operate in markets that contain numerous competitors. Our ability to remain competitive, attract and retain business and leisure travelers depends on our success in distinguishing the quality, value and efficiency of our services from those offered by others. If we are unable to compete in these areas, this could limit our operating margins, diminish our market share and reduce our earnings.

We are subject to the range of operating risks to travel-related industry.

The profitability of travel-related industry that we operate in may be affected by a number of factors, including:

(1)	International and regional economic conditions;
(2)	the availability of and demand for hotel rooms and apartments;
(3)	the desirability of particular locations and changes in travel patterns of domestic and foreign travelers;
(4)	taxes and government regulations that influence or determine wages, prices, interest rates, and other costs;
(5)	the availability of capital to allow us and joint venture partners to fund investments;
(6)	the increase in wages and labor costs, energy, mortgage interest rates, insurance, transportation and fuel, and other expenses.

Any one or more of these factors could limit or reduce the demand on the travel services market.

The uncertain pace of the lodging and travel industry’s recovery will continue to influence our financial results and growth.

Both the Company and the lodging industry were hurt by several events occurring over the last few years, including SARS and avian flu, and the terrorist attacks on New York and Washington. Although showing some improvements in Asia Pacific, business and leisure travel from United States and Europe remained depressed as some potential travelers reduced or avoided discretionary travel in light of safety concerns and economic declines stemming from erosion in consumer confidence. Although both the lodging and travel industries are recovering, the duration and full extent of that recovery remain unclear. Accordingly, our financial results and growth could be harmed if that recovery stalls or is reversed.

Our travel operations are subject to international and regional conditions.

Although we conduct our business in China, our activities are susceptible to changes in the performance of international and regional economies, as foreign travelers constitute a fair percentage of travel population. In recent years, our business has been hurt by decreases in travel resulting from SARS and downturns in US and Europe economic conditions. Our future economic performance is subject to the uncertain magnitude and duration of the economic growth in China, the prospects of improving economic performance in other regions, the unknown pace of any business travel recovery that results, and the occurrence of any future incidents in China in which we operate.

Future increase in fuel prices and the possible downturn in the US and global economies in 2008 may inhibit economic activity and therefore affect our travel operations.

The travel business is facing two more uncertainties. First, fuel prices have surged by 48 % in 2007 and as of February 2008 the crude oil price rise to US$100 per barrel. Since fuel is a major cost component for airlines and traffic, the rising fuel price has had an adverse impact on the costs of our travel business and results lower our profitability. Second, there are indications of an economic downturn in the US and global economies in 2008, which could have an adverse effect on China's economic growth, which would then have a negative impact on the China travel market.

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

Acts of God, such as natural disasters and the spread of contagious diseases, in the PRC where we own and manage can cause a decline in the level of business and leisure travel and reduce the demand for lodging. Wars (including the potential for war), terrorist activity (including threats of terrorist activity), political unrest and other forms of civil strife and geopolitical uncertainty can have a similar result. Any one or more of these events may reduce the overall demand for travel which could adversely affect our revenues.

Our results are likely to fluctuate because of seasonality in the travel industry in China.

Our business experiences fluctuations, reflecting seasonal variations in demand for travel services. For instance, the first quarter of each year generally contributes the lowest portion of our annual net revenues primarily due to a slowdown in business activity around and during the Chinese New Year holiday. Consequently, our revenues may fluctuate from quarter to quarter throughout the year.

4.           Risks Related to Our Developing e-Network Business

We target for developing a comprehensive and fully integrated Internet travel services platform focusing on providing a broad range of products and services. This includes, but is not limited to (i) Accommodation booking and sales; (ii) Travel agencies services for air-ticket sales and, tour packages; (iii) e-ticketing for concerts, sports events, exhibitions, etc; (iv) Sales and delivery of gifts and souvenirs; (v) e-payment function that directly links to payment-clearing systems of national banks, financial institutions and mobile phone operators. These products and services will be offered at individual service outlets located in some hotel chains, other potential locations and on a comprehensive online website. We plan to develop this component as a complete travel and leisure network and substantial revenue driver.

Our success in e-Network depends on whether we can acquire well-established companies and recruit expertise to consolidate and integrate our business network.

We will build our e-Shop brand through acquiring travel webs in China to capture existing users. It is a faster and more effective method than building our own travel web site from scratch to attract new users. We will also recruit experienced personnel to develop and fine-tune such online shopping and booking web site to suit our specific requirements. With this web site, we can provide a trading platform to leverage on Media and Travel Networks and establish a comprehensive e-Shop platform. Since expanding e-Shop product coverage through merger and acquisitions is our key development strategy, we will look for suitable companies to acquire. If we fail to find suitable target company for acquisition, the progress of building our e-Network may be affected.

Online payment systems in China are at an early stage of development and may restrict our ability to expand our online commerce service business.

Online payment systems in China are at an early stage of development. Although major Chinese banks are instituting online payment systems, these systems are not as widely available or acceptable to consumers in China as that in the United States and other developed countries. In addition, compared to countries like the United States, only a limited number of consumers in China have credit cards or debit cards. The lack of adequate online payment systems may limit the number of online commerce transactions that we can service. If online payment services cannot be developed, our ability to grow our online commerce business may be limited.

The Internet market has not been proven as an effective commercial medium in China.

The market for Internet products and services in China has only recently begun to develop. The Internet penetration rate, even though it is growing, is still low in China than those in the United States and other developed countries. Since the Internet is not yet a well-proven secured medium for commerce in China, our future operating results from online services will depend substantially upon the increased use and acceptance of the Internet for distribution of products and services and facilitation of commerce in China.

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

Although many private sector Internet service providers currently exist in China, almost all access to the Internet is maintained through state owned telecommunication operation under the administrative control and regulatory supervision of China’s Ministry of Information Industry. In addition, the national networks in China are connected to the Internet through government controlled international gateways. These international gateways are the only channels through which a Chinese user can connect to the international Internet network. We rely on China Telecom and China Netcom to provide data communications capacity primarily through local telecommunications lines. Although the government has announced plans to develop the national information infrastructure, we cannot guarantee that this infrastructure will be developed. In addition, we will have no access to alternative networks and services, in the event of any infrastructure disruption or failure. The Internet infrastructure in China may not support the demands associated with continued growth in Internet usage and it may affect our progress of building our e-Network business.

5.           Risks Related To Regulation of Our Business and to Our Structure

If the PRC government finds that the agreements that establish the structure for operating our China business do not comply with PRC governmental restrictions on foreign investment in the travel and advertising industries, we could be subject to severe penalties.

Our travel operations are conducted by Tianma through our contractual arrangements. Meanwhile, our media operations are conducted by Lianhe, Botong, Bona and Quo Advertising though commercial agreements arrangement.

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

PRC regulations require any foreign entities that invest in the advertising services industry to have at least two years of direct operations in the advertising industry outside of China. Beginning December 10, 2005, foreign investors have been allowed to own directly 100% of PRC companies operating an advertising business if the foreign entity has at least three years of direct operations in the advertising business outside of China or less than 100% if the foreign investor has at least two years of direct operations in the advertising industry. We do not directly operate an advertising business outside of China and cannot qualify under PRC regulations any earlier than two or three years after we commence any such operations outside of China or until we acquire a company that has directly operated an advertising business outside of China for the required period. Accordingly, our PRC operating subsidiaries are currently unable to apply for the required licenses for providing advertising services in China. Before 2008, all of our advertising business is run through Quo Advertising, which is owned by two PRC citizens designated by us. Quo Advertising holds the requisite licenses to provide advertising services in China. We have entered into contractual agreements with the shareholders of Quo Advertising, which provide us with the substantial ability to control Quo Advertising and its subsidiaries.

In January 2008, we restructured our advertising business after further acquiring the media companies namely Lianhe and Bona. We, through our newly acquired company, Lianhe, entered into an exclusive management consulting services agreement and an exclusive technology consulting services agreement with each of Quo Advertising, Bona and Botong. In addition, we entered into an equity pledge agreement and an option agreement with each of the shareholders of Quo Advertising, Bona and Botong and pursuant to which these shareholders had pledged 100% of their shares to Lianhe and granted Lianhe the option to acquire their shares at a mutually agreed purchase price which shall first be used to repay any loans payable to Lianhe or any affiliate of Lianhe by the registered PRC shareholders These commercial arrangements enable us to exert effective control on these entities, and transfer their economic benefits to us for financial results consolidation.

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

We rely on contractual arrangements and commercial agreement arrangement with our PRC operating companies and their shareholders for our China operations, which may not be as effective in providing operational control as direct ownership.

In the past, the Company has relied on contractual arrangements with the shareholders of Tianma and Quo Advertising to operate our travel and advertising businesses respectively. In January 2008, we restructure our advertising business after further acquiring the media companies namely Lianhe and Bona. We, through our newly acquired company, Lianhe, entered into a series of commercial agreements with each of Quo Advertising, Bona and Botong and their respective registered shareholders. It enables us to exert effective control on these entities, and transfer their economic benefits to us for financial results consolidation. These contractual arrangements and commercial agreement arrangements may not be as effective in providing us with control over Tianma and media subsidiaries as direct ownership. If our PRC operating subsidiaries or any of their subsidiaries and shareholders fails to perform their respective obligations under these contractual arrangements and commercial agreement arrangements, we may have to incur substantial costs and resources to enforce such arrangements, and rely on legal remedies under PRC law. This would also include seeking specific performance or injunctive relief, and claiming damages, which we cannot guarantee to be effective.

Many of these contractual arrangements and commercial agreement arrangements are governed by PRC laws and provide for the resolution of disputes through either arbitration or litigation in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC laws and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements and commercial agreements, we may not be able to exert effective control over our operating entities, and our ability to conduct our business may be negatively affected.

Contractual arrangements and commercial agreement arrangements we have entered into among our subsidiaries and affiliated entities may be subject to scrutiny by the PRC tax authorities and a finding that we owe additional taxes or are ineligible for our tax exemption, or both, could substantially increase our taxes owed, and reduce our net income and the value of your investment.

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

There are no formal PRC laws or regulations that define or regulate out-of-home advertising. It has been reported that the relevant PRC government authorities are currently considering adopting new regulations governing out-of-home advertising. We cannot predict the timing of establishing such regulations and their impacts on our Company. Changes in laws and regulations or the enactment of new laws and regulations governing placement or content of out-of-home advertising, may affect our business prospects and results of operations. For instance, the PRC government has promulgated regulations allowing foreign companies to hold a 100% equity interest in PRC advertising companies starting from December 10, 2005. We are not certain how the PRC government will implement this regulation or how it could affect our business and our organization structure.

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

We may also decide to finance Tianma or advertising subsidiaries by means of capital contributions. These capital contributions to Tianma or advertising subsidiaries must be approved by the PRC Ministry of Commerce or its local counterpart. We cannot guarantee that we can obtain these government registrations or approvals on a timely basis, if at all, with respect to future loans or capital contributions by us to our operating subsidiaries. If we fail to receive such registrations or approvals, these would adversely affect the liquidity of our operating subsidiaries and our ability to expand the business.

6.           Risks Related to Corporate and Stock Matters

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

The Company has a limited operating history and is still in the development stage. Our Company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties encountered. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investments in our Company.

Our acquisitions of Tianma, Quo Advertising, Xuancaiyi, Lianhe, Bona and any future acquisitions may expose us to potential risks and have an affect on our ability to manage our business.

It is our strategy to expand our business, especially in e-Network, through acquisitions like that of Tianma, Quo Advertising, Xuancaiyi, Lianhe and Bona. We would keep on searching for appropriate opportunities to acquire more businesses or to form joint ventures, etc. that are complementary to our core business. For each acquisition, our management encounters whatever difficulties during the integration of new operations, services and personnel with our existing operations. We may also expose ourselves to other potential risks like unforeseen or hidden liabilities of the acquired companies, the allocation of resources from our existing business to the new operations, uncertainties in generating expected revenue, employee relationships and governing by new regulations after integration. The occurrence of any of these unfavorable events in our recent acquisitions or possible future acquisitions could have an effect on our business, financial condition and results of operations.

There may be unknown risks inherent in our acquisitions of Tianma, Quo Advertising, Xuancaiyi, Lianhe and Bona.

Although we had conducted due diligence with respect to the acquisition of Tianma, Quo Advertising, Xuancaiyi, Lianhe and Bona, there is no assurance that all risks associated with the companies have been revealed. To protect us from associated liabilities, we have received guarantees of indemnification from the original owners. However, if we were to enforce such guarantees, it could be very costly and time consuming. The possibility of unknown risks in those acquisitions could affect our business, financial condition and results of operations.

All of our directors and officers are outside the United States. It may be difficult for investors to enforce judgments obtained against officers or directors of the Company.

All of our directors and officers are nationals and/or residents of countries other than the United States, and all their assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States. The foregoing risks also apply to those experts identified in this Annual Report that are not residents of the United States.

Our substantial indebtedness and related interest payments could adversely affect our operations.

Since November 2007, we have issued convertible promissory notes with warrants. Our related interest payments on such convertible promissory notes could impose financial burdens on us. If further new debt is added to our consolidated debt level, the related risks that we now face could intensify. Covenants in the convertible notes and warrants agreements governing our existing convertible notes, and debt we may incur in the future, may materially restrict our operations, including our ability to incur debt, pay dividends, make certain investments and payments, and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans and we are unable to amend such financial covenants prior to default. An event of default under any debt instrument, if not cured or waived, could have a material adverse effect on us, our financial condition and our capital structure.

We need additional funds to expand our business through company and project acquisitions. If we are unable to raise additional funds, we would be restricted from further business expansion.

Since we are at the expansion stage of our business, we may require further funding for capital investment in acquiring target companies and projects. To raise funds, we may, upon having the consent from our investors, need to issue new equities or bonds which could result in additional dilution to our shareholders and in operating and financing covenants that would restrict our operations and strategy. If we are unable to raise additional funds, our business expansion would be hampered.

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

If we or our independent registered public accountants cannot attest to our adequacy of the internal control measures over our financial reporting, as required by Section 404 of the U.S. Sarbanes-Oxley Act in future, we may be adversely affected.

As a public company, we are required to report our internal control structure and procedures for financial reporting in our Annual Report on Form 10-KSB under Section 404 of the U.S. Sarbanes-Oxley Act of 2002 by the SEC. The report must contain an assessment by management about the effectiveness of our internal controls over financial reporting. Additionally, our independent registered public accounting firm will be required to issue reports on management’s assessment of our internal control over financial reporting and their evaluation of the operating effectiveness of our internal control over financial reporting. Starting from 2008, the auditor’s report is required for every financial year end.

The Company has paid attention to its internal control procedures. In 2007 we established an internal control working group to investigate and evaluate our operations and improve procedures wherever necessary. With the participation and guidance of management, we have evaluated our internal control systems such that our management can report on, and our independent public accounting firm can attest to our internal control system pursuant to the requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

The Company believes that it has adequate internal control procedures in place. However, we are still exposed to potential risks from Section 404 of the Sarbanes-Oxley Act of 2002 that requiring companies to have high standard of internal control procedures. It may be possible that our management cannot attest to our effectiveness of internal controls over financial reporting. Furthermore, even if our management attests to our internal control measures to be effective, our independent registered public accountants may not be satisfied with our internal control structure and procedures. If our management cannot attest to our internal control measures at any time in the future, or if our independent registered public accounting firm are not satisfied with our internal control structure, it could result in an adverse impact on us in the financial marketplace due to the loss of investor confidence in the reliability of our financial statements, which could negatively impact our stock market price.

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

In addition to the “penny stock” rules described above, the National Association of Securities Dealers (“NASD”) has adopted rules that require a broker-dealer, when providing investment recommendations, must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives. Under interpretations of these rules, the NASD believes that there is a high probability that low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend their customers buying our common stock, which may limit ability of our investors to buy and sell our stock and hence have an effect on the market for our shares.

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

ENVIRONMENTAL MATTERS

The Company's operations are subject to various environmental regulations. We believe that we are in substantial compliance with applicable laws, rules and regulations relating to the protection of the environment and that our compliance will have no material effect on our capital expenditures, earnings or competitive position.

OUR RESEARCH AND DEVELOPMENT

No costs have been incurred on research and development activities for the fiscal year 2007 and 2006. We, however, expect to incur research and development costs on developing software to manage LED panels and other related activities in the coming future.

EMPLOYEES

As of December 31, 2007, the Company and its subsidiaries had 160 full-time employees at our offices located at our Hong Kong and PRC offices.

AVAILABLE INFORMATION

We file with SEC our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to reports to be filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the Public Reference Room by calling 1-800-SEC-0330. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC

Our Internet website address is www.ncnincorporated.com. This website links to our electronic SEC filings. All the above documents are available free of charge on our website as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

ITEM 2.         DESCRIPTION OF PROPERTY

The Company's principal place of business is located at 21/F., Chinachem Century Tower, 178 Gloucester Road, Wanchai, Hong Kong. The office premises occupy 3,500 square feet. The lease is for 3 years from November 15, 2006 to November 14, 2009.

Currently, certain subsidiaries of the Company also maintain office premises in Beijing, Shanghai and Guangzhou of the PRC. Our PRC principal office premises are located at 28/F., Super Ocean Finance Center, 2067 West Yan'an Road, Shanghai, China, which occupy 11,000 square feet and the lease is for 3 years from July 15, 2007 to July 14, 2010. We believe that our current offices are sufficient to meet our current and future needs.

ITEM 3.         LEGAL PROCEEDINGS

The Company’s 55%-owned subsidiary, Tianma, is a defendant in proceedings brought in Guangzhou Yuexiu District Court. The proceedings were finalized on October 9, 2006. The facts surrounding the proceeding are as follows:

Guangdong Yongan Travel Agency (“Yongan”) arranged a local tour in April 2001. Yongan rented a car from an agent of Tianma but the car did not belong to Tianma. A car accident happened during the tour, causing 20 injuries and one death. Guangzhou Police issued a proposed determination on the responsibilities of the accidents on May 18, 2001. The proposal determined that the driver who used a non-functioning car was fully liable for the accident. Those tourists sued Yongan for damages and Guangzhou Intermediate People’s Court made a final judgment in 2004 that Yongan was liable and Yongan paid approximately RMB2.2 million ($302,000) to the injured. In 2005, Yongan sued the agent of Tianma, Tianma and the car owner. In October 2006, the Guangzhou Yuexiu District Court made a judgment that the agent was liable to pay RMB2.1 million ($288,000) plus interest for damages. Tianma and the car owner have joint-and-several liabilities.

Tianma is now appealing the court’s decision. The Company believes that there is a reasonably high chance of overturning the court’s decision. In addition, the Company has been indemnified for any future liability upon the acquisition by the prior owners of Tianma.

Other than as described above, we are not aware of any material, active or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings adverse to the Company in which any of our directors, officers or affiliates of the Company, any owner of record or beneficiary of more than 5% of any class of voting securities of the Company, or security holder is a party or has a material interest.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were presented for stockholder vote at the annual meeting of Stockholders held on November 19, 2007: (1) election of 9 members to our board of directors, each to serve until our annual meeting in 2008, and until their respective successors are qualified and elected or earlier resignation or removal; (2) ratification of the appointment of the Company’s independent registered public accounting firms for the fiscal year ended on December 31, 2007; and (3) the adoption of the Company’s 2007 Stock Option/Stock Issuance Plan. The respective votes of each matter were indicated as follows:

1. Election of 9 members to our board of directors:

Name of the directors	For	Withhold Authority
Godfrey Hui	36,508,402	-0-
Daley Mok	36,508,402	-0-
Daniel So	36,508,402	-0-
Stanley Chu	36,508,402	-0-
Joachim Burger	36,508,402	-0-
Gerd Jakob	36,508,402	-0-
Edward Lu	36,508,402	-0-
Peter Mak	36,508,396	6
Ronglie Xu	36,508,402	-0-

2. Ratification of the appointment of Webb & Company, P.A., Certified Public Accountants, independent registered public accounting firm, to audit the financial statements of the Company and its subsidiaries for the fiscal year ended December 31, 2007, and Jimmy C.H. Cheung & Co., independent registered public accounting firm, to audit the financial statements of the Company’s subsidiary NCN Group Limited and subsidiaries for the fiscal year ended December 31, 2007:

	For	Against	Abstain
Webb & Company, P.A.	36,508,392	10	-0-
Jimmy C.H. Cheung & Co.	36,508,392	10	-0-

3. Adoption of the Company’s 2007 Stock Option/Stock Issuance Plan:

	For	Against	Abstain
Adoption of 2007 Stock Plan	36,496,274	12,128	-0-

There were no broker non-votes for any of the proposals.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the National Association of Securities Dealers OTC Bulletin Board under the symbol "NWCN.OB". As of December 31, 2007, the Company had approximately 140 stockholders of record. Presented below is the high and low bid information of the Company's common stock for the periods indicated. The source of the following information is Yahoo Finance.

OTC Bulletin Board (1) (2)
	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2007:
Fourth Quarter	$2.95	$1.80
Third Quarter	$2.80	$2.03
Second Quarter	$3.12	$2.50
First Quarter	$4.35	$2.50
FISCAL YEAR ENDED DECEMBER 31, 2006:
Fourth Quarter	$5.00	$1.61
Third Quarter	$1.65	$0.55
Second Quarter	$0.58	$0.15
First Quarter	$0.29	$0.10

(1)
Our common stock began trading officially under the symbol "TTVL.OB" on the OTC Bulletin Board in May, 2004. On August 1, 2006, the Company changed its name to Network CN Inc. The trading symbol was also changed to “NWCN” on the OTC Bulletin Board effective August 15, 2006.

(2)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Holladay Stock Transfer (telephone: (480) 481-3940; facsimile: (480) 481-3941) is the registrar and transfer agent for our common stock.

The Company has not declared any dividends since incorporation and does not anticipate doing so in the near future. The terms of the outstanding promissory notes issued to affiliated funds of Och-Ziff on January 31, 2008 contain restrictions on the payment of dividends. The dividend restrictions provide that we will not make any dividend distributions or redeem or repurchase more than a de minimis number of shares of our common stock without the prior written consent of the holders of these promissory notes, other than the repurchase of shares of common stock from departing officers and directors.

RECENT SALES OF UNREGISTERED SECURITIES

Unregistered Stock Issued During 2007

During the year, we issued the following unregistered shares:

1.	In January 2007, the Company issued 300,000 shares of common stock to Lina Zhang and Qinxiu Zhang, in partial consideration for the acquisition of 100% of the equity interests in Quo Advertising.

2	In April 2007, the Company issued and sold 500,000 shares of common stock to an accredited investor for a per share purchase price of $3.00.

3.	In August 2007, the Company issued 173,630 shares of common stock to a consultant for services rendered.

All of the shares listed above were offered and issued pursuant to an exemption from registration pursuant under Section 4(2)
of the Securities Act of 1933, as amended.

Unregistered Stock Issued Post Balance Sheet Date

In January 2008, the Company issued 1,500,000 shares of restricted common stock to Liu Man Ling, an individual and sole shareholder of Cityhorizon (BVI) Limited in partial consideration for the acquisition of 100% of the equity interests in Cityhorizon (BVI) Limited and its wholly owned subsidiaries, Hui Zhong Lian He Media Technology Co., Ltd. and Beijing Hui Zhong Bo Na Media Advertising Co., Ltd.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2007 with respect to compensation plans, under which securities are authorized for issuance, aggregated as to (i) compensation plans previously approved by securityholders, and (ii) compensation plans not previously approved by securityholders.

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	7,847,740 (1)
Equity compensation plans not approved by security holders	600,000 (2)	$1.9	-
Total	600,000 (2)	$1.9	7,847,740

(1)
We reserved 3,000,000 shares for issuance under our 2004 Stock Incentive Plan, of which 1,000,000 shares are still available for issuance as of December 31, 2007. We reserved 7,500,000 shares for issuance under our 2007 Stock Option/Stock Issuance Plan, of which 6,847,740 are available for issuance as of December 31, 2007. See below subsection -"Securities Authorized for Issuance under Equity Compensation Plans" for more information about the plan.

(2)
(a) A warrant to purchase 200,000 shares of common stock was granted to a financial advisor on March 12, 2004 with an exercise price of $2.00 per share. The warrant may be exercised at any time until March 12, 2009. The warrant remained unexercised as of December 31, 2007. We agreed to register the shares underlying the warrant in our next registration statement.

(b) A warrant to purchase 100,000 shares of restricted common stock was granted to a consultant on August 25, 2006 with an exercise price of $0.70 per share. One-fourth of the shares underlying the warrant become exercisable every 45 days beginning from the date of issuance. The warrant shall remain exercisable until August 25, 2016. The warrant remained unexercised as of December 31, 2007.

(c) In November 2007, the Company became obligated to issue to a placement agent a warrant exercisable for 300,000 shares of common stock for services rendered in connection with the issuance of 3% convertible promissory notes with an exercise price of $3.00 per share in November 2007. The warrant is exercisable for a period of two years

Securities Authorized for Issuance under Equity Compensation Plans

In April 2004, our Board of Directors and holders of a majority of our then outstanding common stock authorized and approved the 2004 Stock Incentive Plan (“2004 Plan”). Under the 2004 Plan, we reserved 3,000,000 shares of our common stock for issuance upon exercise of incentive and non-qualified stock options, stock bonuses and rights to purchase awarded from time-to-time, to our officers, directors, employees and consultants. As of December 31, 2007, 2,000,000 shares have been issued under the plan and 1,000,000 shares remain available for issuance. No options, warrants or other rights to acquire shares of our common stock have been granted or are outstanding under the plan. A registration statement on Form S-8 was filed with the SEC with respect to 2,000,000 shares of common stock issuable under the plan on April 22, 2004 (SEC File No. 333-114644).

In March 2007, our Board of Directors authorized and approved the 2007 Stock Option/Stock Issuance Plan (“2007 Plan”). The purpose of the plan is to promote the best interests of the Company and its stockholders by providing a means of non-cash remuneration to selected participants who contribute to the operating progress and earning power of the Company. The plan also provides incentives to employees and directors by offering them an opportunity to acquire a proprietary interest in the Company. Under the 2007 Plan, we reserved 7,500,000 shares of our common stock for issuance upon exercise of incentive and non-qualified stock options, stock bonuses and rights to purchase awarded from time to time, to our officers, directors, employees and consultants. A registration statement on Form S-8 was filed with the SEC on April 6, 2007 (SEC File No. 333-141943) with respect to 7,500,000 shares of common stock issuable under the 2007 Plan as well as options to purchase 225,000 shares of common stock issued to the Company’s legal counsel in February 2006. Such options were not issued under the 2004 Plan or the 2007 Plan. The Company’s stockholders approved the 2007 Plan in November 2007.

Both of the Plans are currently administered by our Board of Directors. Under each plan, the Board determines which of our employees, officers, directors and consultants are granted awards, as well as the material terms of each award, including whether options are to be incentive stock options or non-qualified stock options.

Subject to the provisions of the Plans, and the Internal Revenue Code with respect to incentive stock options, the Board determines who shall receive awards, the number of shares of common stock that may be purchased, the time and manner of exercise of options and exercise prices. At its discretion, the Board also determines the form of consideration to be received upon exercise and may permit the exercise price of options granted under the plans to be paid in whole or in part with previously acquired shares and/or the surrender of options. The term of options granted under the plans may not exceed ten years, or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options may not be less than 100% of the fair market value of our common stock at the time the option is granted. However, incentive stock options granted to a 10% holder of our voting stock may not be exercisable at less than 110% of the fair market value of our common stock at the date of the grant. The exercise price for non-qualified options will be determined by the board.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis is based on, and should be read in conjunction with our audited historical consolidated financial statements, which are included elsewhere in this Annual Report. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. Actual results could differ materially because of the factors discussed in Item 1.“Description of Business –Risks and Uncertainties” and elsewhere in this Annual Report, and some of which we may not know. All amounts are expressed in United States dollars.

OVERVIEW

Network CN Inc. (“we” or “the Company”), originally incorporated on September 10, 1993, is a Delaware company with headquarters in the Hong Kong Special Administrative Region, the People’s Republic of China (“the PRC” or “China”). It was operated by different management teams in the past, under different operating names, pursuing a variety of business ventures. The most recent former name was Teda Travel Group, Inc. On August 1, 2006, the Company changed its name to “Network CN Inc.” in order to better reflect the Company’s vision under its new and expanded management team.

Our business plan is to build a nationwide information and entertainment network in the PRC. To achieve this goal, we have established two business divisions: our Media Business division and our Non-Media Business division. During the latter half of 2006, we adjusted our primary focus away from our Non-Media Business to our Media Business and began building a media network with the goal of becoming a nationwide leader in out-of-home, digital display advertising, roadside LED digital video panels and mega-size video billboards. We took the first step in November 2006 by securing a media-related contract for installing and managing outdoor LED advertising video panels. In 2007, we acquired Shanghai Quo Advertising Company Limited (“Quo Advertising”), an advertising agency in Shanghai, China and Xuancaiyi (Beijing) Advertising Company Limited (“Xuancaiyi”), an advertising agency in Beijing, China. In addition, in 2007 we secured rights to operate mega-size digital video billboards and roadside LED panels in prominent cities in the PRC and began generating revenues from our Media Business. We intend to continue to focus on our Media Business and actively pursue the acquisition of additional LED operating rights and advertising contracts with prominent customers. In 2008, we expect to place additional LED panels into operation, which we expect will further contribute to our revenues in the second or third quarters. See Item 1. “Description of Business – Media Business” for more details.

Our Non-Media Business is comprised of two sectors: Travel Network and e-Network. Through our Travel Network we provide agency tour services and hotel management services. In 2006, we acquired 55% of the equity interest in Guangdong Tianma International Travel Service Co., Ltd. (“Tianma”), a company organized under the laws of the PRC and engaged in the provision of tour services to customers both inside and outside of the PRC. In 2006 and 2007, we earned substantially all of our revenues from tour services. Our Travel Network also provides day-to-day management services to hotels and resorts in the PRC. Revenue from hotel management services declined in 2007 as a result of a decrease in the number of hotel properties that we manage.

Through our e-Network, we plan to establish a fully integrated and comprehensive business-to-business (B2B) and business-to consumer (B2C) travel network by providing a broad range of products and services. The development of our e-Network is still in the planning stage and we do not expect to generate substantial revenues from our e-Network in the near future. See Item 1. “Description of Business – Non-Media Business” for more details.

CONSOLIDATED RESULTS OF OPERATIONS

Cost of travel services primarily represents expenses directly incurred for arranging tour or travel packages, including service fees charged by airlines, bus operators, hotels, restaurants and other providers.

Cost of advertising services primarily consists of fees to obtain rights to operate advertising panels, advertising agency service fees and other miscellaneous expenses.

Professional fees primarily consist of consultancy service fees paid to consultants and legal counsel, stock-based compensation expense for stock, options and warrants granted to consultants and legal counsel for services rendered calculated in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), audit fees, and fees associated with the registration of securities with the Securities and Exchange Commission.

Payroll primarily consists of salaries paid to executives and employees, stock-based compensation expense for stock granted to directors, executive officers and employees for services rendered calculated in accordance with SFAS 123R and employee bonuses.

Other selling, general & administrative expenses primarily consist of amortization expenses of intangible rights, rental expenses, depreciation expenses, miscellaneous staff welfare and other benefits, travel expenses and miscellaneous office expenses.

Fiscal Year Ended December 31, 2007 Compared to Fiscal Year Ended December 31, 2006:

The following table highlights certain key financial information in our consolidated statements of operations:

	2007	2006
Revenues	$27,582,907	$4,442,602
Costs and Expenses	$41,990,807	$9,515,590
Loss from Operations	$(14,407,900)	$(5,072,988)
Net Loss from Continuing Operations	$(19,306,579)	$(4,995,002)
Net Income from Discontinued Operations	$-	$526,296
Net loss	$(19,306,579)	$(4,468,706)

Revenues

Revenues increased by 521% to $27,582,907 for the year ended December 31, 2007 as compared to $4,442,602 for the year ended December 31, 2006, primarily as a result of an increase in sales of travel services in fiscal 2007. Travel services revenue increased by 502% to $26,140,355 for the year ended December 31, 2007 compared to $4,342,124 for the year ended December 31, 2006 primarily due to the acquisition of Tianma in June 2006 and the growth of Tianma’s revenues in fiscal 2007. In addition, advertising services revenue increased by 100% to $1,442,552 for the year ended December 31, 2007, primarily as a result of the acquisition of Quo Advertising and Xuancaiyi in January 2007 and September 2007, respectively.

Cost of Travel Services

Cost of travel services increased by 510% to $25,830,401 for the year ended December 31, 2007 compared to $4,231,952 for the year ended December 31, 2006 as a result of an increase in the sale of travel services.

Cost of Advertising Services

Cost of advertising services increased by 100% to $2,795,188 for the year ended December 31, 2007 due to the acquisition of Quo Advertising and Xuancaiyi in 2007.

Professional Fees

Professional fees for the year ended December 31, 2007 increased by 72% to $5,612,810 compared to $3,260,103 for the year ended December 31, 2006, primarily due to an increase in the services rendered by our legal counsel and consultants in fiscal 2007 in order to cope with the Company’s expansion. In addition, the increase was also driven by an increase in stock-based compensation expense for services rendered by legal counsel and consultants in accordance to SFAS 123R.

Payroll

Payroll increased by 308% to $4,098,842 for the year ended December 31, 2007 as compared to $1,004,731 for the year ended December 31, 2006, primarily due to an increase in the number of employees and more stocks were granted to directors, executives and employees for their services rendered, resulting an increase in the amount of non-cash stock-based compensation in accordance to SFAS 123R.

Non-cash impairment charges

Non-cash impairment charges increased by 521% to $1,332,321 for the year ended December 31, 2007 as compared to $214,600 for the year ended December 31, 2006, primarily due to an increase in the impairment loss recorded for our intangible rights. In 2007, we recorded an impairment loss of $516,419 and $815,902 for the intangible rights of Quo Advertising and Tianma respectively as a result of continuous operating loss recorded by non-LED business of Quo Advertising and tour business of Tianma. In 2006, we recorded an impairment loss of $214,600, which mainly represents the impairment loss recorded for the intangible right of our 99.9% owned subsidiary, NCN Landmark International Hotel Group Limited.

Other Selling, General and Administrative

Other selling, general and administrative expenses increased by 189% to $2,321,245 for the year ended December 31, 2007 compared to $804,204 for the year ended December 31, 2006 primarily due to an increase in amortization expense of $212,816 as a result of the acquisition of intangible rights in 2007. In addition, staff welfare benefits and the Company’s office rental expense and other miscellaneous administrative expenses increased due to the Company’s expansion, including an increase in personnel.

Interest Expense

Interest expense increased to $4,989,154 for the year ended December 31, 2007 compared to $1,416 for the year ended December 31, 2006. Of the $4,989,154 recorded in the year ended December 31, 2007, $4,866,351 was attributed to amortization of deferred charges and debt discount associated with convertible promissory notes issued in late 2007 and $122,803 was attributed to interest expense on these convertible promissory notes. The amount of interest expense for the year ended December 31, 2006 represented interest expense associated with capital lease obligations which were fully paid in fiscal 2007.

Income Taxes

The Company derives all of its income in the PRC and is subject to income tax in the PRC. Income tax for the year ended December 31, 2007 was $7,668 as compared to $6,984 for the year ended December 31, 2006. Minimum income tax was recorded as the Company and its subsidiaries operated at a loss in both fiscal 2007 and fiscal 2006.

Net Loss from Continuing Operations

The Company incurred a net loss from continuing operations of $19,306,579 for the year ended December 31, 2007, an increase of 287% compared to a net loss of $4,995,002 for the year ended December 31, 2006. Generally, the significant increase in the loss from continuing operations was driven by several major factors: (1) the amortization of deferred charges and a debt discount of $4,866,351 associated with the issuance of convertible promissory notes, (2) an increase in stock-based compensation of $3,631,787 for services rendered by consultants, legal counsels, directors, executives and employees, (3) an increase in impairment charges of intangible rights of $1,117,721, (4) a loss of $1,352,636 related to our media business in 2007 and (5) an increase in professionals fees, payroll and other selling, general and administrative expenses recorded by the Company as a result of our expansion.

Net Income from Discontinued Operations

The Company recorded a one-time gain of $579,870 on the disposal of the Company’s interest in Tianjin Teda Yide Industrial Company Limited (“Yide”) for the year ended December 31, 2006.

Net Loss

The Company recorded a net loss of $19,306,579 for the year ended December 31, 2007, an increase of 332% compared to $4,468,706 for the year ended December 31, 2006, due to a loss from continuing operations discussed above in “Loss from Continuing Operations” and one-time gain on the disposal of the Company’s interest in Yide in 2006.

CONSOLIDATED FINANCIAL CONDITION AND LIQUIDITY

As of December 31, 2007, current assets were $20,064,547, current liabilities were $8,235,037 and we had net working capital of $11,829,510. Cash at December 31, 2007 was $2,233,528 compared to $2,898,523 at December 31, 2006, a decrease of $664,995.

Net cash used by operating activities for the year ended December 31, 2007 was $21,320,216 compared to $2,318,366 for the year ended December 31, 2006, an increase of $19,001,850. The increase in net cash used by operating activities was attributable to an increase in both the net loss recorded by the Company and an increase in fees paid to acquire rights to install and operate LED panels and billboards.

Net cash used in investing activities for the year ended December 31, 2007 was $523,319 compared to net cash used in investing activities of $3,898,847 for the year ended December 31, 2006, a decrease of $3,375,528. The net cash used in investing activities in 2006 was mainly driven by the one-time acquisition of an intangible right in the amount of $6,000,000 associated with the Changning Project, offset by a one-time gain of $3,000,000 received from the sale of the Company’s interest in Yide. Cash used in investing activities in fiscal 2007 mainly comprised the purchase of equipment and the acquisition of subsidiaries.

Net cash provided by financing activities was $21,119,380 in fiscal 2007 compared to $9,026,337 in fiscal 2006, an increase of $12,093,043. The increase was primarily attributable to the issuance of convertible promissory notes in fiscal year 2007, which included $5,000,000 in 12% convertible promissory notes, less a commitment fee of $100,000 and $15,000,000 in 3% convertible promissory notes less a placement agent fee of $300,000.

Capital Expenditures

We continue to seek opportunities to enter new markets, increase market share or broaden service offerings through acquisitions. During the years ended December 31, 2007 and 2006, we acquired assets of $207,371 and $90,888 respectively, financed through working capital.

During fiscal 2007, the Company contracted with Guiding Media (“Bona”) to construct 120 LED panels at various locations in the PRC at Bona’s cost. Upon completion of the installation of such 120 LED panels on or before December 31, 2007, the Company had an option to acquire the LED panels at the installation cost plus 15%. Instead of exercising the option to acquire the LED panels, the Company, through its subsidiary, Lianhe, entered into a series of commercial agreements with Bona and the registered shareholders of Bona on January 1, 2008, pursuant to which Lianhe is able to effectively control and manage Bona and receive the net profits of Bona. As a result, the Company expects to be able to consolidate the results of Bona as a variable interest entity pursuant to FASB Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities.” See Item 6. “Management’s Discussion and Analysis or Plan of Operation - Subsequent Events” for details.

Commitments

Since November 2006, the Company, through its subsidiaries, NCN Media Services Limited, Quo Advertising and Xuancaiyi, acquired rights from third parties to operate 1,845 roadside advertising panels and 11 mega-size advertising panels for periods ranging from 16 months to 20 years.

The following table sets forth the estimated future annual commitment of the Company with respect to these rights as of December 31, 2007, although the Company’s obligations to install the advertising panels are not subject to any specific timetable:

Fiscal years ending December 31,	(In millions)
2008	$16.5
2009	13.9
2010	4.0
2011	3.9
2012	3.6
Thereafter	23.7
Total commitments	$65.6

The Company is responsible for a portion of the cost of installing the 1,845 roadside advertising panels and 11 mega-size advertising panels . The Company estimates that the capital investment, including installation costs, for each roadside LED panel is approximately $20,000 to $25,000, and approximately $600,000 to $2,000,000 for each mega-size digital billboard, depending on its size.

In order to meet these capital commitments in 2007 the Company issued $5,000,000 in a 12% convertible note due in 2008 and in late 2007 and January 2008 the Company issued $50,000,000 in 3% convertible promissory notes due 2011. See Item 6. “Management’s Discussion and Analysis or Plan of Operation – Material Subsequent Events.”

Financing Activities

In 2007, we raised additional funds through the issuance of equity and convertible promissory notes.

1.	Issuance of Common Stock

In April 2007, the Company issued and sold 500,000 shares of restricted common stock, par value $0.001 per share, for an aggregate amount of $1,500,000 in a private placement. No investment-banking fees were paid with respect to this transaction.

2.	Issuance of Convertible Promissory Notes

a)    12% Convertible Promissory Note and Warrants

On November 12, 2007, the Company entered into a Note and Warrant Purchase Agreement with Wei An Developments Limited (“Wei An”) pursuant to which the Company issued and sold to Wei An a 12% convertible promissory note in the principal amount of $5,000,000 (the “12% Convertible Promissory Note”). The 12% Convertible Promissory Note is convertible into the Company’s common stock at the conversion price of $2.40 per share. Pursuant to the agreement, the Company is subject to a commitment fee of 2% of the principal amount of the 12% Convertible Promissory Note. The term of the 12% Convertible Promissory Note is six months and the Company has the option to extend the 12% Convertible Promissory Note by an additional six-month period at an interest rate of 14% per annum and be subject to an additional commitment fee of 2% of the principal amount of the note. However, the Company has the right to prepay all or any portion of the amounts due under the note at any time without penalty or premium.

In connection with this transaction, the Company issued warrants to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $2.30 per share, exercisable for a period of two years.

On February 13, 2008, the Company prepaid the 12% Convertible Promissory Note in full. No prepayment penalty was incurred.

b)	3% Convertible Promissory Notes and Warrants

On November 19, 2007, the Company, Quo Advertising and the Designated Holders (as defined in the Purchase Agreement), entered into a 3% Note and Warrant Purchase Agreement (the “Purchase Agreement”) with affiliated investment funds of Och-Ziff Capital Management Group (the “Investors”). Pursuant to the Purchase Agreement, the Company issued 3% Senior Secured Convertible Notes due June 30, 2011 in the aggregate principal amount of  US$50,000,000 (the “3% Convertible Promissory Notes”) and warrants to acquire an aggregate amount of 34,285,715 shares of Common Stock of the Company (the “Warrants”). The 3% Convertible Promissory Notes and Warrants were issued in three tranches, with 3% Convertible Promissory Notes in the aggregate principal amount of US$6,000,000, Warrants exercisable for 2,400,000 shares at $2.50 per share and Warrants exercisable for 1,714,285 shares at $3.50 per share, issued on November 19, 2007, 3% Convertible Promissory Notes in the aggregate principal amount of US$9,000,000, Warrants exercisable for 3,600,000 shares at $2.50 per share and Warrants exercisable for 2,571,430 shares at $3.50 per share issued on November 28, 2007, and 3% Convertible Promissory Notes in the aggregate principal amount of US$35,000,000, Warrants exercisable for 14,000,000 shares at $2.50 per share and Warrants exercisable for 10,000,000 shares at $3.50 per share issued on January 31, 2008. See Item 6. “Management’s Discussion and Analysis or Plan of Operation – Material Subsequent Events.” The warrants expire on June 30, 2011.

The 3% Convertible Promissory Notes bear interest at 3% per annum payable semi-annually in arrears and mature on June 30, 2011. The 3% Convertible Promissory Notes are convertible into shares of common stock at an initial conversion price of $1.65 per share, subject to customary anti-dilution adjustments. In addition, the conversion price will be adjusted downward on an annual basis if the Company should fail to meet certain annual earnings per share (“EPS”) targets described in the Purchase Agreement. In the event of a default, or if the Company’s actual EPS for any fiscal year is less than 80% of the respective EPS target, certain of the Investors may require the Company to redeem the 3% Convertible Promissory Notes at 100% of the principal amount, plus any accrued and unpaid interest, plus an amount representing a 20% internal rate of return on the then outstanding principal amount. The Warrants grant the holders the right to acquire shares of common stock at $2.50 and $3.50 per share, subject to customary anti-dilution adjustments. The exercise price of the Warrants will also be adjusted downward whenever the conversion price of the 3% Convertible Promissory Notes is adjusted downward in accordance with the provisions of the Purchase Agreement.

The Company believes that the issuance of the above notes enhances our plans for aggressive expansion of our operations with significant financial support and market-wise counseling. It will accelerate our project and make us to becoming the market leader of out-of-home digital media network in China.

MATERIAL SUBSEQUENT EVENTS

On January 1, 2008, the Company and its wholly owned subsidiary CityHorizon Limited, a Hong Kong company (“CityHorizon Hong Kong”), entered into a Share Purchase Agreement with CityHorizon Limited, a British Virgin Islands company (“CityHorizon BVI”), Hui Zhong Lian He Media Technology Co., Ltd., a wholly owned subsidiary of CityHorizon BVI (“Lianhe”), Beijing Hui Zhong Bo Na Media Advertising Co., Ltd., a wholly owned subsidiary of CityHorizon BVI (“Bona”), and Liu Man Ling, an individual and sole shareholder of CityHorizon BVI pursuant to which the Company, through its subsidiary CityHorizon Hong Kong, acquired 100% of the issued and outstanding shares of CityHorizon BVI from Liu Man Ling. Pursuant to the Share Purchase Agreement, the Company paid Liu Man Ling US$5,000,000 in cash and issued Liu Man Ling 1.5 million duly authorized, validly issued, fully paid and non-assessable shares of the Company’s common stock.

In connection with the Company’s financing transaction with affiliated investment funds of Och-Ziff Capital Management Group, effective January 1, 2008 the Company caused its subsidiary, Lianhe, to enter into a series of commercial agreements with Quo Advertising, pursuant to which Lianhe provides exclusive technology and management consulting services to Quo Advertising in exchange for services fees, which amount to substantially all of the net income of Quo Advertising. Each of the registered PRC shareholders of Quo Advertising also entered into equity pledge agreements and option agreements, which cannot be amended or terminated except by written consent of all parties, with Lianhe. Pursuant to these equity pledge agreements and option agreements, each shareholder pledged such shareholder’s interest in Quo Advertising for the performance of such Quo Advertising’s payment obligations under its respective exclusive technology and management consulting services agreements. In addition, Lianhe has been assigned all voting rights by the shareholders of Quo Advertising and has the option to acquire the equity interests of Quo Advertising at a mutually agreed purchase price which shall first be used to repay any loans payable to Lianhe or any affiliate of Lianhe by the registered PRC shareholders. At the same time, Quo Advertising terminated its trust arrangement with Crown Winner International Limited. Effective January 1, 2008, Lianhe also entered into a series of similar commercial agreements with Bona and Hui Zhi Bo Tong Media Advertising Beijing Co., Ltd (“Botong”), a company organized under the laws of the PRC, and their respective registered shareholders.

The effect of these contractual arrangements is to give effective control of Quo Advertising, Bona and Botong to Lianhe and to allow the Company to consolidate the results of these entities as variable interest entities pursuant to FASB Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities”.

On January 31, 2008, the Company issued $35,000,000 in 3% Convertible Promissory Notes and amended and restated $15,000,000 in 3% Convertible Promissory Notes issued in late 2007. In addition, the Company issued additional warrants to purchase 14,000,000 shares of the Company’s common stock at $2.50 per share and warrants to purchase 10,000,000 shares of the Company’s common stock at $3.50 per share. Concurrently with the Third Closing, the Company loaned substantially all the proceeds from 3% Convertible Promissory Notes to its direct wholly owned subsidiary, NCN Group Limited (“NCN Group”), and such loan was evidenced by an intercompany note issued by NCN Group in favor of the Company (the “NCN Group Note”). The Company entered into a Security Agreement, dated as of January 31, 2008 pursuant to which the Company granted to the collateral agent for the benefit of the Investors a first-priority security interest in certain of its assets, including the NCN Group Note and 66% of the shares of NCN Group. In addition, NCN Group and certain of the Company’s indirect wholly owned subsidiaries each granted the Company a security interest in certain of the assets of such subsidiaries to, among other things, secure the NCN Group Note and certain related obligations.

On February 13, 2008, the Company fully paid the 12% Convertible Promissory Note due May 2008 issued in November 2007 at a redemption price equal to 100% of the principal amount of $5,000,000 plus accrued and unpaid interest. No penalty or premium was charged for such prepayment.

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

We believe the following critical accounting policies are important to the portrayal of our financial condition and results and require our management's most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain.

1.           Equipment, net

Equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets, which is from three to five years. When equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is reflected in the statement of operations. Repairs and maintenance costs on equipment are expensed as incurred.

2.           Intangible rights, net

Equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets, which is from three to five years. When equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is reflected in the statement of operations. Repairs and maintenance costs on equipment are expensed as incurred.

3.           Impairment of Long-Lived Assets

Long-lived assets, including intangible rights with definite lives, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. An intangible right that is not subject to amortization is reviewed for impairment annually or more frequently whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset and intangible right exceeds the sum of the undiscounted cash flows expected to be generated from the asset’s use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset calculated using a discounted cash flow analysis.

4.           Convertible Promissory Notes and Warrants

In 2007, the Company issued 12% convertible promissory note and warrants and 3% convertible promissory notes and warrants. The Company allocated the proceeds of the convertible promissory notes between convertible promissory notes and the financial instruments related to warrants associated with convertible promissory notes based on their relative fair values at commitment date. The fair value of the financial instruments related to warrants associated with convertible promissory notes was determined utilizing the Black-Scholes option pricing model and the respective allocated proceeds to warrants is recorded in additional paid-in capital. The embedded beneficial conversion feature associated with convertible promissory notes was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital in according to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” and EITF Issue No. 00-27,  “Application of Issue No. 98-5 to Certain Convertible Instruments”.

The portion of debt discount resulting from allocation of proceeds to the financial instruments related to warrants associated with convertible promissory notes is being amortized to interest expense over the life of the convertible promissory notes, using the effective yield method. For portion of debt discount resulting from allocation of proceeds to the beneficial conversion feature, it is recognized as interest expenses over the minimum period from the date of issuance to the date of earliest conversion, using the effective yield method.

5.           Revenue Recognition

For hotel management services, the Company recognizes revenue in the period when the services are rendered and collection is reasonably assured.

For tour services, the Company recognizes services-based revenue when the services have been performed. Guangdong Tianma International Travel Service Co., Ltd (“Tianma”) offers independent leisure travelers bundled packaged-tour products, which include both air-ticketing and hotel reservations. Tianma’s packaged-tour products cover a variety of domestic and international destinations.

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

1.
Tianma, in consultation with sub-agents, organizes a tour or travel package, including making reservations for blocks of tickets, rooms, etc. with third-party service providers. Tianma may be required to make deposits, pay all or part of the ultimate fees charged by such service providers or make legally binding commitments to pay such fees. For air-tickets, Tianma normally books a block of air tickets with airlines in advance and pays the full amount of the tickets to reserve seats before any tours are formed. The air tickets are usually valid for a certain period of time. If the pre-packaged tours do not materialize and are eventually not formed, Tianma will resell the air tickets to other travel agents or customers. For hotels, meals and transportation, Tianma usually pays an upfront deposit of 50-60% of the total cost. The remaining balance is then settled after completion of the tours.

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

6.           Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”, and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. Effective January 1, 2006, the Company adopted SFAS 123R, using a modified prospective application transition method, which establishes accounting for stock-based awards in exchange for employee services. Under this application, the Company is required to record stock-based compensation expense for all awards granted after the date of adoption and nonvested awards that were outstanding as of the date of adoption. SFAS 123R requires that stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized in expense over the requisite services period.

Common stock, stock options and warrants issued to other than employees or directors in exchange for services are recorded on the basis of their fair value, as required by SFAS No. 123R, which is measured as of the date required by EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. In accordance with EITF 96-18, the non-employee stock options or warrants are measured at their fair value by using the Black-Scholes option pricing model as of the earlier of the date at which a commitment for performance to earn the equity instruments is reached (“performance commitment date”) or the date at which performance is complete (“performance completion date”). The stock-based compensation expenses are recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Accounting for non-employee stock options or warrants which involve only performance conditions when no performance commitment date or performance completion date has occurred as of reporting date requires measurement at the equity instruments then-current fair value. Any subsequent changes in the market value of the underlying common stock are reflected in the expense recorded in the subsequent period in which that change occurs.

7.           Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes”. Under SFAS 109, deferred tax assets and liabilities are provided for the future tax effects attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from items including tax loss carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or reversed. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

8.           Foreign Currency Translation

The assets and liabilities of the Company’s subsidiaries and variable interest entities (VIEs) denominated in currencies other than United States (“U.S.”) dollars are translated into U.S. dollars using the applicable exchange rates at the balance sheet date. For statement of operations’ items, amounts denominated in currencies other than U.S. dollars were translated into U.S. dollars using the average exchange rate during the period. Equity accounts were translated at their historical exchange rates. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholders’ equity as accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are reflected in the statements of operations.

9.              Consolidation of variable interest entity

In accordance with FIN 46R, VlEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, FASB issued SFAS 157, “Fair Value Measurements”. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles. More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements and related disclosures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permit entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its financial statements and related disclosures.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141 (R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51”. SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and re-measured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS No. 160 establishes accounting and reporting standards for non controlling interests (i.e. minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements of SFAS No. 160, which are to be applied retrospectively for all periods presented, SFAS No. 141 (R) and SFAS No. 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of adopting SFAS No. 141 (R) and SFAS No. 160 on its financial statements and related disclosures.

ITEM 7.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are attached to this Annual Report on Form 10-KSB as Appendix A. The report of Company's Independent Registered Public Accounting Firms appear at Page F-1 through F-2 hereof, the financial statements of the Company appear at Page F-3 through F-32 hereof.

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report, being December 31, 2007, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation ("Evaluation") was performed by our Chief Executive Officer and our Chief Financial Officer in consultation with our accounting personnel.

Based upon the Evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the COSO framework, management concluded that its internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report."

Changes In Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

ITEM 8B.     OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer of the Company.

Name	Age	Position	Director Since
Godfrey Hui	48	Chief Executive Officer and Chairman of the Board	2002
Daley Mok	47	Chief Financial Officer, Corporate Secretary and Director	2006
Daniel So	51	Managing Director and Vice Chairman	2005
Benedict Fung	59	President
Stanley Chu	30	General Manager and Director	2006
Joachim Burger	64	Director	2007
Gerd Jakob	50	Director	2007
Edward Lu	35	Director	2007
Peter Mak	46	Director	2007
Ronglie Xu	76	Director	2007

Each Director serves until our 2008 annual stockholders meeting and until their respective successors are duly elected and qualified or earlier resignation or removal.

On September 1, 2007, Raymond Chan resigned as a member of the Board of Directors of the Company. Mr. Chan’s resignation was due to personal reasons and not because of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Godfrey Hui has been a Director and the Chief Executive Officer of the Company since April 2002. Mr. Hui began his career in the hotel industry in 1985. He has worked for several international and regional hotel groups and has become one of the top hotel professionals in the Greater China Area. From November 1998 through March 2000, Mr. Hui was responsible for management and financial issues at Hopewell Holdings Limited, where he worked in various capacities including Director of Operations, Finance and Development of the Hotel Division, Executive Assistant to the Chairman, Chairman of the Executive Committee, and Group Financial Controller of Hopewell Holdings Limited. From June 1993 through November 1998, Mr. Hui was involved in hotel management for Mega Hotels Management Limited, where he served as Director of Finance, Development and Operations. Mr. Hui held a bachelors of science in business management and a masters degree in finance and investment.

Daley Mok joined the Company on January 3, 2006. He was appointed Chief Financial Officer on March 23, 2006 and was appointed to the Company’s Board on September 25, 2006. Prior to joining the Company, Dr. Mok served as Director of DM Services, a business consulting firm from March 2001 to January 2006. Dr. Mok started his career in auditing with Peat Marwick, before progressing to the commercial field. Having worked in Hong Kong and Australia, Dr. Mok has gathered over twenty years of experience in multinational companies including the Swire Group, the CLP Group, Digital Equipment Corporation, CDH Properties, the Grosvenor Shaw Group and the Grass Valley Group. Dr. Mok is a qualified accountant with memberships in the Hong Kong Institute of Certified Public Accountants and CPA Australia. Dr. Mok held a masters degree in international business law and a doctoral degree in business administration.

 Daniel So was appointed to the Company’s Board on December 28, 2005. Mr. So was appointed as the Managing Director of the Company on June 27, 2006. Mr. So began his career in China in the early 1980s when economic reform was just beginning. His career spans diverse fields including semiconductors, electronics, computer manufacturing, computer applications, software and system development, telecommunication, datacom, medical and health, and retail and property development. He was the chief executive officer of Wangfujing Plaza and Chang A Wangfujing Building in Beijing, as well as the Vice Chairman and founder of the Chess Technology Group. Mr. So received a Bachelors of Science in zoology from Washington State University.

Benedict Fung joined the Company on January 3, 2006 and was appointed President on March 23, 2006. From March 2003 to January 2006, Mr. Fung served as director and chief financial officer of Masterpipings Holdings Limited. From March 2001 to March 2003, Mr. Fung served as a director and vice president, finance of AIC Asia Int'l Corporation. Mr. Fung has been active in the hospitality industry for more than twenty years working as an executive in various international hotel chains and hotel investment companies, including Mandarin Oriental, Hyatt International, the Peninsula Hotel Group, Regal International Hotels, STDM Hotels (Macau) and the Miramar Hotel Group. Mr. Fung held a degree in hospitality management and is a member of the British Association of Hospitality Accountants and International Association of Hospitality Accountants USA.

 Stanley Chu was appointed to the Company’s Board on May 3, 2006 and was appointed General Manager on June 27, 2006. Mr. Chu worked in various commercial banks in San Francisco before returning to Asia. In 2004, Mr. Chu served as Vice President Business Development of Librett Group in Beijing where he was responsible for identifying profitable projects, bringing in investors/funds to potential projects, maximizing investors’ return by implementing dynamic business strategies and acquiring companies or projects with outstanding growth potential. During his tenure with the Librett Group, Mr. Chu was involved in many projects throughout China including in the areas of real estate, retail operation and franchising, food and beverage franchising, marketing, and financial and investment banking services. Mr. Chu received a Bachelors of Science in international business from the University of San Francisco.

Joachim Burger was appointed to the Company’s Board on September 1, 2007. Mr. Burger has served as the chief executive officer of Lingnan Huayuan Hospitality Co. Ltd. since February 2006. He also served as the managing director of International Hoteliers & Associates, Shanghai from September 2003 to January 2006 as well as Key Hotels International Beijing, from September 2002 to August 2003. Mr. Burger has more than 35 years of experience developing and operating hotels in Europe and Asia. His career in the hospitality industry began in 1964 in Germany when he graduated from Bad Reichenhall Hotel Training School in Austria. Mr. Burger has worked for a number of luxury hotels and restaurants across Europe and Asia and for Hilton Hotels in Bangkok, Manila, Guam and the Philippines. In a career spanning more than three decades and three continents, Mr. Burger has created and developed a number of large hotels, restaurants and commercial projects in Asia. In 2000, Mr. Burger completed the Advance Management Program at Cornell University to prepare himself for the new challenges of the 21st Century .

Gerd Jakob was appointed to the Company’s Board on September 1, 2007. Since 2003, Dr. Jakob has served as the chairman of RG Group in Frankfurt, a company that specializes in asset management and securities trading. Since 2004 and 2001, he has also served as the Chairman of CONET Technologies AG, a company involved in the acquisition, holding, management and advisory of information technology companies, and the Chairman of TNG Energy AG, a holding company for various Russian oil and gas production companies, respectively. He is the director and founding member of SWGI Growth Fund (Cyprus) Ltd, an investment fund listed on Bermuda Stock Exchange which invests in the oil and gas sector in Russia. Dr. Jakob received a Ph.D. degree in philosophy from Canterbury University and a Masters of Science in shipping trade and finance from London City Business School.

Edward Lu was appointed to the Company’s Board on September 1, 2007. Mr. Lu is a Certified Public Accountant with over 11 years of experience in public accounting. For the last 11 years, he has been involved in numerous auditing, taxation and consulting engagements for real estate development and hotel/hospitality management projects in the U.S. He served as senior tax manager of Chang, Chang & Company, CPA’s from September 2002 to June 2005 and as senior manager of Sue Yen Leo, CPA’s from June 2005 to May 2006. He is now the president of Edward C Lu, CPA, AAC. His expertise extends to all areas of taxation and accounting affecting individuals, trusts, partnerships, corporations and off-shore companies. Mr. Lu received a Bachelors of Science in accounting in 1995 from the California State University of Los Angeles.

Peter Mak was appointed to the Company’s Board on September 1, 2007. Mr. Mak is the managing director of Venfund Investment, a boutique investment bank, which he co-founded in late 2001. Prior to founding Venfund Investment, Mr. Mak was a partner of Arthur Andersen Worldwide and the managing partner of Arthur Andersen Southern China. Mr. Mak serves as an independent non-executive director and audit committee chairman of the following public companies in the U.S., Hong Kong, China and Singapore: Trina Solar Limited, China GrenTech Corp. Ltd., Dragon Pharmaceutical Inc., Shenzhen Victor Onward Textile Industrial Co. Ltd., Gemdale Industries Inc., Huabao International Holdings Ltd. and Bright World Precision Machinery Ltd. Mr. Mak is a graduate of the Hong Kong Polytechnic University. Mr. Mak is a fellow member of the Association of Chartered Certified Accountants, UK, and the Hong Kong Institute of Certified Public Accountants.

Ronglie Xu was appointed to the Company’s Board on September 1, 2007. Dr. Xu is the Deputy Chairman of the Scientific and Technical Committee in the Ministry of Construction in China during the latest five years, Dr. Xu is also the President of the China Civil Engineering Society, and the President of the China Construction Machinery Institute, as well as a part-time professor at Tsinghua and Tongji Universities. For the past 50 years, Dr. Xu has held executive positions in Chinese state-owned construction and engineering companies. Dr. Xu also is a foreign member of the Royal Swedish Academy of Engineering Sciences IVA and a chartered builder of the United Kingdom. In 1987 he was awarded first prize for science and technology advancements by the Chinese Ministry of Construction and in 1988 he was awarded national honors for outstanding contributions in science and technology advancements in China. Dr. Xu is widely published throughout the world.

There are no family relationships among any of our directors or executive officers. There are no arrangements or understandings among any of the directors, executive officers or other persons pursuant to which any officer or director was selected to serve as a director or officer.

Involvement in Certain Legal Proceedings

None of our directors or executive officers have been involved in any of the following events that occurred during the past five years:

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

Corporate Governance Matters

On September 1, 2007, the Board of Directors formed the following standing committees: Audit, Nominating and Remuneration. The Board of Directors has adopted a written charter for each of these committees, copies of which can be found on our website at www.ncnincorporated.com. All members of the committees appointed by the Board of Directors are non-employee directors and are independent directors within the meaning set forth in the rules of the American Stock Exchange.

The following chart details the current membership and the membership of each committee during fiscal year 2007.

Name of Director	Audit	Nominating	Remuneration
Peter Mak	C
Gerd Jakob	M		M
Edward Lu	M	M
Joachim Burger		C	M
Ronglie Xu		M	C
M = Member
C = Chairman

Audit Committee

The Audit Committee oversees our accounting, financial reporting and audit processes; appoints, determines the compensation of, and oversees, the independent auditors; pre-approves audit and non-audit services provided by the independent auditors; reviews the results and scope of audit and other services provided by the independent auditors; reviews the accounting principles and practices and procedures used in preparing our financial statements; and reviews our internal controls.

The Audit Committee works closely with management and our independent auditors. The Audit Committee also meets with our independent auditors without members of management present, on a quarterly basis, following completion of our auditors’ quarterly reviews and annual audit and prior to our earnings announcements, to review the results of their work. The Audit Committee also meets with our independent auditors to approve the annual scope and fees for the audit services to be performed.

Each of the Audit Committee members is an independent director within the meaning set forth in the rules of the American Stock Exchange, as currently in effect. In addition, the Board of Directors has determined that each of Messrs. Jakob, Lu and Mak is an “audit committee financial expert” as defined by SEC rules. Mr. Mak and Mr. Lu are qualified accountants with many years of finance and audit experience, while Mr. Jakob is the chairman of a company specializing in asset management and securities trading, where one of his responsibilities is to oversee the company’s finance function.

Remuneration Committee

The Remuneration Committee (i) oversees and makes general recommendations to the Board of Directors regarding our compensation and benefits policies; (ii) oversees, evaluates and approves cash and stock compensation plans, policies and programs for our executive officers; and (iii) oversees and sets compensation for the Board of Directors.

Each current member of the Remuneration Committee is an independent director within the meaning set forth in the rules of the American Stock Exchange, as currently in effect.

Nominating Committee

The Nominating Committee (i) considers and periodically reports on matters relating to the identification, selection and qualification of the Board of Directors and candidates nominated to the Board of Directors and its committees; (ii) develops and recommends governance principles applicable to the Company; and (iii) oversees the evaluation of the Board of Directors and management from a corporate governance perspective. Each member of the Nominating Committee is an independent director within the meaning set forth in the rules of the American Stock Exchange, as currently in effect.

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Communications with the Board of Directors

Although we do not have a formal policy regarding communications with the Board of Directors, stockholders may communicate with the Board of Directors by submitting an email to info@ncnincorporated.com or by writing to us at Network CN Inc., Attention: Investor Relations, 21/F., Chinachem Century Tower, 178 Gloucester Road, Wanchai, Hong Kong. Stockholders who would like their submission directed to a member of the Board of Directors may so specify. All communications will be reviewed by our General Manager and General Counsel.

Code of Business Conduct and Ethics. A Code of Business Conduct and Ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) prompt reporting violation of the code and (e) accountability for adherence to the Code. We are not currently subject to any law, rule or regulation requiring that we adopt a Code of Ethics. However, we have adopted a code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Such code of business conduct and ethics is available on our corporate website at www.ncnincorporated.com.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of such forms furnished to us during the most recent fiscal year, we believe that all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements.

ITEM 10 .	EXECUTIVE COMPENSATION

The following table sets forth summary information concerning compensation paid or accrued for services rendered to the Company in all capacities to (i) the Company’s Chief Executive Officer and (ii) the Company’s other two most highly compensated executive officers who were serving as executive officers (collectively “Named Executive Officers”) at the end of fiscal year 2007. In 2006, only Godfrey Hui, Daniel So and Daley Mok had annual compensation that exceeded $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	(1) Stock Awards ($)	Nonqualified Deferred Compensation Earnings ($)	(2) All Other Compensation ($)	Total ($)
Godfrey Hui, Chairman of the Board and Chief Executive Officer	2007	152,308	-	529,250	-	203,755	885,313
	2006	107,692	79,487	23,400	-	18,461	229,040

Daniel So, Vice Chairman and Managing Director	2007	103,590	-	568,000	-	106,859	778,449
	2006	44,872	37,286	44,793	-	1,538	128,489

Daley Mok, Director, Chief Financial Officer and Corporate Secretary	2007	97,179	-	262,750	-	46,910	406,839
	2006	76,923	19,231	7,800	-	1,538	105,492

(1) In 2007, Mr. Hui, Mr. So and Dr. Mok received stock awards of 75,000, 100,000 and 25,000 shares respectively, pursuant to the terms of their employment agreements for services rendered during the six months ended June 30, 2007. In addition, Mr. Hui, Mr. So and Dr. Mok received stock awards of 200,000, 200,000 and 100,000 shares, respectively, pursuant to the terms of their new employment agreements dated July 23, 2007 for services rendered during the six months ended December 31, 2007. These amounts reflect the value determined by the Company for accounting purposes for these awards and do not reflect whether the recipient has actually realized a financial benefit from the award. This column represents the dollar amount recognized for financial statement reporting purposes for the 2007 fiscal year for stock awards granted to each of the Named Executive Officers in 2007 as well as prior fiscal years, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. No stock awards were forfeited by any of the Named Executive Officers in 2007. For additional information, see Note 12 of our financial statements. For information on the valuation assumptions for grants made prior to 2007, see the notes in our financial statements in the Form 10-KSB for the respective year.

(2) All other compensation represents (1) contribution paid by the Company into a mandatory pension fund for the benefit of the Named Executive Officers and (2) income tax reimbursement to be paid to the Named Executive Officers in order to sufficiently cover their Hong Kong personal income taxes resulting from their employment under new employment agreements dated July 23, 2007, except Godfrey Hui whose income tax reimbursement is computed based on his employment under both the last and new employment agreements. As the aggregate of all other perquisites and other personal benefits received by each Named Executive Officer was less than $10,000, they are not included in the above.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

1. Our Chief Executive Officer, Godfrey Hui, was a party to a renewed employment agreement with our subsidiary NCN Group Management Limited, effective January 1, 2006, whereby Mr. Hui serves as the Chief Executive Officer of the Company and such subsidiary. The agreement did not contain a definitive termination date and is terminable by NCN Group Management Limited on three months’ notice. Mr. Hui was entitled to a monthly salary of HK$70,000 ($8,974) and was eligible for an annual bonus of HK$400,000 ($51,282) after completion of one calendar year of service. Such bonus would be paid on a pro-rata basis for the first calendar year from the date of employment until the end of the last day of that calendar year. Mr. Hui was also eligible to receive 150,000 shares of common stock of the Company following each of his first two full years of employment.

2. Our Managing Director, Daniel So, was also a party to an employment agreement with our subsidiary NCN Group Management Limited, dated June 27, 2006, whereby Mr. So serves as the Managing Director of the Company and such subsidiary. The agreement did not contain a definitive termination date and was terminable by NCN Group Management Limited on one-month notice. Mr. So was entitled to a monthly salary of HK$50,000 ($6,410) and was eligible for an annual bonus of HK$250,000 ($32,051) after completion of one calendar year of service. Such bonus would be paid on a pro-rata basis for the first calendar year from the date of employment till the end of the last day of that calendar year. Mr. So was also eligible to receive 200,000 shares of common stock of the Company following each of his first two full years of employment.

3. Our Chief Financial Officer, Daley Mok, was also a party to an employment agreement with our subsidiary NCN Group Management Limited, dated January 3, 2006, whereby Dr. Mok serves as the Chief Financial Officer of the Company and such subsidiary. The agreement did not contain a definitive termination date and is terminable by NCN Group Management Limited on one-month notice. Dr. Mok was entitled to a monthly salary of HK$50,000 ($6,410) and was eligible to be paid bonuses, from time to time, at the discretion of NCN Group Management Limited’s Board of Directors, of cash, stock or other valid form of compensation. Dr. Mok was also eligible to receive 50,000 shares of common stock of the Company following each of his first two full years of employment.

On July 23, 2007, NCN Group Management Limited entered into new Executive Employment Agreements (the “Agreements”) with Godfrey Hui, Daniel So and Daley Mok, which Agreements were effective on July 1, 2007. Pursuant to the Agreements, each Named Executive Officer receives a monthly base salary and is entitled to receive shares of the Company’s common stock as follows:

Named Executive Officer	Base Salary ($) (1)	Common Stock Grant
Godfrey Hui	15,384	2,000,000(2)
Daniel So	10,256	2,000,000(3)
Daley Mok	8,974	1,500,000(4)

(1) The Named Executive Officers’ base salary is paid in Hong Kong dollars. The amounts set forth in this table are in U.S. dollars based on an exchange rate of HK$:US$ = 7.8:1

(2) Pursuant to Mr. Hui’s employment contract, he is entitled to a stock grant of 2,000,000 shares of the Company’s common stock. The Company granted Mr. Hui 200,000 shares of the Company’s common stock in 2007. Pursuant to the employment agreement, the Company has agreed to grant Mr. Hui 300,000 shares in 2008, 400,000 shares in 2009, 500,000 shares in 2010 and 600,000 shares in 2011 provided that Mr. Hui is employed by the Company on the date of grant. The grant shall be subject to all terms of the Company’s 2007 stock option/stock issuance plan or any future stock option/stock issuance plan under which it is issued.

(3) Pursuant to Mr. So’s employment contract, he is entitled to a stock grant of 2,000,000 shares of the Company’s common stock. The Company granted Mr. So 200,000 shares of the Company’s common stock in 2007. Pursuant to the employment agreement, the Company has agreed to grant Mr. So 300,000 shares in 2008, 400,000 shares in 2009, 500,000 shares in 2010 and 600,000 shares in 2011 provided that Mr. So is employed by the Company on the date of grant. The grant shall be subject to all terms of the Company’s 2007 stock option/stock issuance plan or any future stock option/stock issuance plan under which it is issued.

(4) Pursuant to Mr. Mok’s employment contract, he is entitled to a stock grant 1,500,000 shares of the Company’s common stock. The Company granted Mr. Mok 100,000 shares of the Company’s common stock in 2007. Pursuant to the employment agreement, the Company has agreed to grant Mr. Mok 200,000 shares in 2008, 300,000 shares in 2009, 400,000 shares in 2010 and 500,000 shares in 2011 provided that Mr. Mok is employed by the Company on the date of grant. The grant shall be subject to all terms of the Company’s 2007 stock option/stock issuance plan or any future stock option/stock issuance plan under which it is issued.

In addition to base salaries and stock grants disclosed above, the Agreements include the following material provisions:

•	Each Agreement shall continue until termination by either party with three-month advance notice or for cause or disability;

•	Discretionary bonus as determined by the Board of Directors of NCN Group based on the realization of financial and performance goals of the Company and NCN Group;

•
In the event employment is terminated other than for cause, disability, or in the event of their resignation for good reason, each officer is entitled to severance payments consisting of his then base salary for 48 months provided there has been no change in control of either NCN Group or the Company, or for 60 months if there has been a change in control of either NCN Group or the Company in the preceding one year; In addition, each officer shall be entitled to accelerated vesting of all stock grants, as of the date of such termination other than for cause, remain unexercised and unvested, to the extent permissible by law.

•
In the event employment is terminated for disability, each officer shall be potentially eligible for disability benefits under any Company-provided disability plan in which he then participate, and shall be entitled to accelerated vesting of all stock grants, as of the date of such disability, remain unexercised and unvested, to the extent permissible by law.

•
Restrictive covenants on other employment after termination for a period of six months without the approval of NCN Group’s Board of Directors, non-solicitation of customer, suppliers or employees of NCN Group Management Limited, and confidentiality.

•	Income tax reimbursement which will be sufficient to cover their Hong Kong personal income taxes resulting from their employment under the Agreement.

During the years ended December, 31, 2007, the Company recognized an aggregate of $529,250, $568,000 and $262,750 respectively, as stock-based compensation for shares issued and granted to Mr. Hui, Mr. So and Dr. Mok pursuant to their employment contracts entered into 2006 and 2007 as mentioned for services rendered during fiscal 2007.

Other than as described above, we have no other employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any Named Executive Officers of the Company, which would in any way result in payments to any such person because of his resignation, retirement or other termination of employment with the Company, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

The Company’s Named Executive Officers had no (1) unexercised option awards or (2) unearned shares, units or other rights under any equity incentive plan that have not vested or (3) other shares that have not vested as of the fiscal year end.

Director Compensation

The following table provides information about the actual compensation earned by non-employee directors who served during the 2007 fiscal year:

Name of non-employee director	Fees Earned or Paid in Cash($)	Stock Awards($)(1)	Total($)
Joachim Burger	8,333	13,380	21,713
Gerd Jakob	5,000	8,920	13,920
Edward Lu	5,000	8,920	13,920
Peter Mak	8,333	13,380	21,713
Ronglie Xu	8,333	13,380	21,713

(1)  These amounts reflect the value determined by the Company for accounting purposes for these awards and do not reflect whether the recipient has actually realized a financial benefit from the awards. This column represents the dollar amount recognized for financial statement reporting purposes for fiscal year 2007 for stock awards granted to each of the non-employee directors in fiscal year 2007, in accordance with FAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. No stock awards were forfeited by any of our non-employee directors in fiscal year 2007. For additional information, see Note 12 of our financial statements included herein.

No compensation was paid or payable to the directors for their services as directors of the Company in 2006.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information as of March 6, 2008, regarding the beneficial ownership of our common stock, (a) each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) each director known to hold common stock; (c) the Company’s chief executive officer; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 71,546,608 shares of common stock outstanding as of March 6, 2008. Unless otherwise identified, the address of the directors and officers of the Company listed above is 21st Floor., Chinachem Century Tower, 178 Gloucester Road, Wanchai, Hong Kong.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS OF STOCK OUTSTANDING

Officers and Directors
Godfrey Hui	825,000	*
Daley Mok	150,000	*
Daniel So	200,000	-
Stanley Chu	80,000	-
Joachim Burger	-	-
Gerd Jakob	250,000	*
Edward Lu	-	-
Peter Mak	-	-
Ronglie Xu	-	-
Benedict Fung	170,000	*
All Officers and Directors as a Group (ten individuals)	1,675,000	2.3%
	-	-
5% Beneficial Owners		-
Bloompoint Investment Limited	14,900,000	20.8%
Room 1607, ING Tower, 308 Des Voeux Road, Central, Hong Kong
 * Less than 1%

ITEM 12.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

Except as set forth below, during our last two fiscal years, we have not entered into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of our capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest:

1.	During the years ended December 31, 2007 and 2006, the Company received hotel management service fees of $nil and $100,478 respectively from two properties it manages that are owned by a stockholder.

2.	During the years ended December 31, 2007 and 2006, the Company paid rent of $nil and $47,489 respectively for office premises leased from a director and stockholder.

3.
On December 21, 2007, the Company acquired 100% of voting shares of Linkrich Enterprise Advertising and Investment Limited, a dormant corporation incorporated in the Hong Kong Special Administrative Region, the PRC on March 16, 2001 from a director at a consideration of $1,282 which is the par value of the voting shares. .

Director Independence

Our Board of Directors consists of nine members. The Company has adopted the independence standards promulgated by the American Stock Exchange. Based on these standards, the Board has determined that five of the members of the Board of Directors are “independent” as defined under the rules of the American Stock Exchange. The five independent directors are Joachim Burger, Gerd Jakob, Edward Lu, Peter Mak and Ronglie Xu.

PART IV

ITEM 13.	EXHIBITS

(a)	The following financial statements are filed as a part of this Form 10-KSB in Appendix A hereto:

i.	Report of Independent Registered Public Accounting Firms

ii.	Consolidated balance sheet as of December 31, 2007

iii.	Consolidated statements of operations and comprehensive loss for the years ended December 31, 2007 and 2006

iv.	Consolidated statement of stockholders’ equity for the years ended December 31, 2007 and 2006

v.	Consolidated statements of cash flows for the years ended December 31, 2007 and 2006

vi.	Notes to consolidated financial statements for the years ended December 31, 2007 and 2006

(b)	The following Exhibits are filed as part of this Annual Report on Form 10-KSB:

Exhibit No.	Description

3.1
Amended And Restated Certificate Of Incorporation incorporated herein by reference from Exhibit A to Registrant’s Definitive Information Statement on Schedule 14C filed with the SEC on January 10, 2007.

3.2	Amended and Restated By-Laws, adopted on January 10, 2006, is incorporated herein by reference from Exhibit 3-(II) to Registrant’s Current Report on Form 8-K filed with the SEC on January 18, 2006.
4.1	Form of Registrant’s Common Stock Certificate.
4.2	Form of Amended and Restated Secured Convertible Promissory Note (incorporated herein by reference from Registrant's Current Report on Form 8-Kfiled with the SEC on February 6, 2008).
4.3	Form of Warrant (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2008).
4.4	Form of Convertible Promissory Note (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on November 14, 2007).
4.5	Form of Warrant (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on November 14, 2007).
4.6	TEDA Travel Group, Inc. 2004 Stock Incentive Plan (incorporated herein by reference from Registrant's Registration Statement on Form S-8 filed with the SEC on April 22, 2004).
4.7	2007 Stock Option/Stock Issuance Plan (incorporated herein by reference from Registrant's Registration Statement on Form S-8 filed with the SEC on April 6, 2007).
10.1	Purchase Agreement, dated November 19, 2007 (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on November 26, 2007).
10.2	First Amendment to Note and Warrant Purchase Agreement, dated January 31, 2008 (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2008).
10.3	Security Agreement, dated January 31, 2008 (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2008).
10.4	Registration Rights Agreement, dated November 19, 2007 (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on November 26, 2007).
10.5	Share Purchase Agreement dated January 1, 2008 (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on January 7, 2008).
10.6
Agreement for Co-operation in Business between Shanghai Quo Advertising Company Limited and Wuhan Weiao Advertising Company Limited dated as of August 16, 2007 (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on August 21, 2007).

10.7
Note and Warrant Purchase Agreement dated November 12, 2007 by and between the Company and Wei An Developments Limited (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on November 14, 2007).

10.8
Executive Employment Agreement by and between the NCN Group and Chin Tong Godfrey Hui dated July 23, 2007 (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on July 24, 2007).

10.9
Executive Employment Agreement by and between the NCN Group and Kuen Kwok So dated July 23, 2007 (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on July 24, 2007).

10.10
Executive Employment Agreement by and between the NCN Group and Daley Yu Luk Mok dated July 23, 2007 (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on July 24, 2007).

10.11
Executive Employment Agreement by and between the NCN Group and Hing Kuen Benedict Fung dated July 23, 2007 (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on July 24, 2007).

10.12
Executive Employment Agreement by and between the NCN Group and Stanley Kam Wing Chu dated July 23, 2007 (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on July 24, 2007).

10.13
Contract for the Rebuilding and Leasing of Advertisement Light Boxes on Nanjing Road  Pedestrian Street (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on June 26, 2007) .

10.14
Agreement for Advertising Business dated April 26, 2007, by and among Shanghai Quo Advertising Company Limited, a subsidiary of Network CN Inc., and Shanghai Yukang Advertising Company Limited (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2007).

10.15	Stock Transfer Agreement dated January 24, 2007 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2007).
10.16
Agreement for Co-operation and Agency in the Publication of Advertisements dated April 14, 2007, by and among Shanghai Quo Advertising Company Limited, a subsidiary of Network CN Inc., and Shanghai Qian Ming Advertising Company Limited (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on April 20, 2007).

10.17
Stock Transfer Agreement between Youwei Zheng and NCN Management Services Limited for acquisition of 55% equity interest in Guangdong Tianma International Travel Service Co., Ltd., dated June 16, 2006 (incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2007).

10.18
Business Joint Venture Agreement, between Shanghai Zhong Ying Communication Engineering Company Limited and Shanghai Quo Advertising Company Limited to manage LED outdoor project in Huangpu district of Shanghai, China (incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2007).

10.19
Business Joint Venture Agreement, between Nanjing Yiyi Culture Advertising Company Limited and Shanghai Quo Advertising Company Limited to manage LED outdoor project in Nanjing (incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2007).

10.20
Common Stock Purchase Agreement, dated February 27, 2007, between Registrant and Lo Chun Yu Toby (incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on February 27, 2007).

10.21
Business Joint Venture Agreement, between Wuhan Xin An Technology Development Company Limited and Shanghai Quo Advertising Company Limited to manage LED outdoor project in Wuhan (incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2007).

14.1
 Code of Business Conduct and Ethics for Network CN Inc. as approved by the Board of Directors as of December 31, 2003, is incorporated herein by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on April 13, 2005.

21.1	Subsidiaries of the Registrant. *
23.1	Consent of independent auditors Webb & Company, P.A. *
23.2	Consent of independent auditors Jimmy C.H. Cheung & Co. *
24.1	Power of Attorney (included in the Signatures section of this report).
31.1	Rule 13a-15(e)/15d-15(e) Certification by the Chief Executive Officer. *
31.2	Rule 13a-15(e)/15d-15(e) Certification by the Chief Financial Officer. *
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
 * Filed herewith.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Webb & Company, P.A., Certified Public Accountants, and Jimmy C.H. Cheung & Co., Certified Public Accountants are our Independent Registered Public Accountants engaged to examine our financial statements for the fiscal years ended December 31, 2007 and December 31, 2006. The following table shows the fees that we paid or accrued for the audit and other services provided by Webb & Company, P.A., and Jimmy C.H. Cheung & Co., for the fiscal years ended December 31, 2007 and 2006.

Fee Category	2007	2006
Audit Fees	$150,597	$105,427
Audit-Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

Audit Fees

This category includes the audit of our annual financial statements, review of financial statements included in our annual and quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees

This category consists of assurance and related services by the independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”. The services for the fees disclosed under this category include services relating to our registration statement and consultation regarding our correspondence with the SEC.

 Tax Fees

 This category consists of professional services rendered for tax compliance and tax advice.

 All Other Fees

 This category consists of fees for other miscellaneous items

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2008

NETWORK CN INC.
By: /s/ Godfrey Hui
Godfrey Hui
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below appoints Godfrey Hui his or her attorney-in-fact, with full power of substitution and re-substitution, to sign any and all amendments to this report on Form 10-KSB of Network CN Inc., and to file them, with all their exhibits and other related documents, with the Securities and Exchange Commission, ratifying and confirming all that their attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue of this appointment. In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Godfrey Hui	Director and Chief Executive Officer	March 13, 2008
Godfrey Hui

/s/ Daley Mok	Director and Chief Financial Officer	March 13, 2008
Daley Mok

/s/ Daniel So	Managing Director	March 13, 2008
Daniel So

/s/ Stanley Chu	Director	March 13, 2008
Stanley Chu

/s/ Peter Mak	Director	March 13, 2008
Peter Mak

APPENDIX A

NETWORK CN INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

PAGES	F-1 – F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

PAGE	F-3	CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2007

PAGE	F-4	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

PAGE	F-5	CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

PAGE	F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

PAGES	F-7 – F-32	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Network CN Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Network CN Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of certain foreign, wholly owned or majority owned subsidiaries, which statements reflect total assets of $25.0 million and $10.5 million and total revenue of $27.6 million and $4.4 million for 2007 and 2006 respectively. Those statements were audited by other accountants whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the certain foreign, wholly owned or majority owned subsidiaries, is based on the reports of other accountants.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Network CN Inc. and subsidiaries as of December 31, 2007 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ WEBB & COMPANY, P.A.
WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
March 12, 2008

1501 Corporate Drive, Suite 150 • Boynton Beach, FL 33426
Telephone: (561) 752-1721 • Fax: (561) 734-8562
www.cpawebb.com

Jimmy C.H. Cheung & Co Certified Public Accountants (A member of Kreston International)	Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Network CN Inc.

We have audited the consolidated balance sheet of NCN Group Limited and subsidiaries as of December 31, 2007 and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NCN Group Limited and subsidiaries as of December 31, 2007 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Jimmy C.H. Cheung & Co
JIMMY C.H. CHEUNG & CO
Certified Public Accountants

Hong Kong
Date: February 29, 2008

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong Tel: (852) 25295500 Fax: (852) 28651067 Email: jchc@krestoninternational.com.hk Website: http://www.jimmycheungco.com

NETWORK CN INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2007

ASSETS
Current Assets	Note
Cash		$2,233,528
Accounts receivable, net	4	1,093,142
Prepayments for advertising operating rights		13,636,178
Prepaid expenses and other current assets		3,101,699
Total Current Assets		20,064,547

Equipment, Net	5	257,403
Intangible Rights, Net	6	6,114,550
Deferred Charges, Net	7	670,843

TOTAL ASSETS		$27,107,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, accrued expenses and other payables	8	$3,490,586
Current liabilities from discontinued operations	15	3,655
12% convertible promissory note, net	10	4,740,796
Total Current Liabilities		8,235,037

3% Convertible Promissory Notes Due 2011, NET	10	12,545,456

TOTAL LIABILITIES		20,780,493

COMMITMENTS AND CONTINGENCIES	11

MINORITY INTERESTS		347,874

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares
none issued and outstanding		-
Common stock, $0.001 par value, 800,000,000 shares
69,151,608 shares issued and outstanding		69,152
Additional paid-in capital	12	35,673,586
Accumulated deficit		(29,829,059)
Accumulated other comprehensive income		65,297
TOTAL STOCKHOLDERS’ EQUITY		5,978,976

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$27,107,343

The accompanying notes are an integral part of the consolidated financial statements.

  NETWORK CN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Note	2007	2006
REVENUES
Travel services		$26,140,355	$4,342,124
Advertising services		1,442,552	-
Related parties	13	-	100,478
Total Revenues		27,582,907	4,442,602

COSTS AND EXPENSES
Cost of travel services		25,830,401	4,231,952
Cost of advertising services		2,795,188	-
Professional fees		5,612,810	3,260,103
Payroll		4,098,842	1,004,731
Non-cash impairment charges	6	1,332,321	214,600
Other selling, general & administrative		2,321,245	804,204
Total Costs and Expenses		41,990,807	9,515,590

LOSS FROM OPERATIONS		(14,407,900)	(5,072,988)

OTHER INCOME
Interest income		26,811	38,395
Other income		9,284	23,334
Total Other Income		36,095	61,729

INTEREST EXPENSE
Amortization of deferred charges and debt discount	10	4,866,351	-
Interest expense		122,803	1,416
Total Interest Expense		4,989,154	1,416

NET LOSS BEFORE INCOME TAXES AND MINORITY INTERESTS		(19,360,959)	(5,012,675)
Income taxes	17	(7,668)	(6,984)
Minority interests		62,048	24,657
NET LOSS FROM CONTINUING OPERATIONS		(19,306,579)	(4,995,002)

DISCONTINUED OPERATIONS
Loss from discontinued operations	15	-	(53,574)
Gain on disposal of an affiliate	15	-	579,870
NET INCOME FROM DISCONTINUED OPERATIONS		-	526,296

NET LOSS		(19,306,579)	(4,468,706)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain		61,817	3,480
COMPREHENSIVE LOSS		$(19,244,762)	$(4,465,226)

NET INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED
Loss per common share from continuing operations	14	$(0.28)	$(0.10)
Income per common share from discontinued operations	14	-	0.01
Net loss per common share – basic and diluted	14	$(0.28)	$(0.09)
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	14	68,556,081	52,489,465

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common Stock
	Share	Amount	Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance as of December 31, 2005	21,846,885	$21,847	$8,087,078	$(66,355)	$(6,053,774)	$-	$1,988,796
Issuance of stock for private placement	42,086,333	42,086	9,615,959	-	-	-	9,658,045
Issuance of stock for acquisition of a subsidiary	362,500	363	102,587	-	-	-	102,950
Issuance of stock for service rendered by consultants and legal counsel	3,005,000	3,005	4,873,995	(2,845,000)	-	-	2,032,000
Contribution from a stockholder	-	-	16,781	-	-	-	16,781
Stock-based compensation for stock options/warrants issued to consultant and legal counsel for service	-	-	25,551	-	-	-	25,551
Amortization of deferred stock-based compensation	-	-	-	66,355	-	-	66,355
Translation adjustment	-	-	-	-	-	3,480	3,480
Net loss for the year	-	-	-	-	(4,468,706)	-	(4,468,706)
Balance as of December 31, 2006	67,300,718	$67,301	$22,721,951	$(2,845,000)	$(10,522,480)	$3,480	$9,425,252
Issuance of stock for private placement	500,000	500	1,499,500	-	-	-	1,500,000
Issuance of stock for acquisition of a subsidiary	300,000	300	843,300	-	-	-	843,600
Issuance of stock for service rendered by directors and officers	607,260	607	166,227	-	-	-	166,834
Issuance of stock for service rendered by consultants	218,630	219	441,785	-	-	-	442,004
Exercise of warrants by a consultant	225,000	225	22,275	-	-	-	22,500
Stock-based compensation for stock granted to directors, officers and employees for service	-	-	2,378,380	-	-	-	2,378,380
Stock-based compensation for stock option/warrants issued to consultants for service			27,921				27,921
Stock-based compensation for stock warrants issued to a placement agent for service	-	-	21,305	-	-	-	21,305
Amortization of deferred stock-based compensation	-	-	-	2,845,000	-	-	2,845,000
Value of warrants associated with convertible notes	-	-	2,823,670	-	-	-	2,823,670
Value of beneficial conversion feature of convertible notes to common stock	-	-	4,727,272	-	-	-	4,727,272
Translation adjustment	-	-	-	-	-	61,817	61,817
Net loss for the year	-	-	-	-	(19,306,579)	-	(19,306,579)
Balance as of December 31, 2007	69,151,608	$69,152	$35,673,586	$-	$(29,829,059)	$65,297	$5,978,976

 The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,306,579)	$(4,468,707)
Add: Loss from discontinued operations	-	53,574
	(19,306,579)	(4,415,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:
Equipment and intangible rights	528,635	289,148
Deferred charges and debt discount	4,866,351	-
Stock-based compensation for service	5,755,693	2,123,906
Allowance for doubtful debts	10,716	15,542
Non-cash impairment charges	1,332,321	214,600
Loss on disposal of equipment	5,350	-
Gain on disposal of subsidiaries / affiliate	(10,096)	(579,870)
Minority interests	(62,048)	(8,081)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(614,589)	(134,659)
Prepayments for advertising operating rights	(13,636,178)	-
Prepaid expenses and other current assets	(2,375,340)	(7,306)
Accounts payable, accrued expenses and other payables	2,185,548	276,626
Net cash used in continuing operations	(21,320,216)	(2,225,227)
Net cash used in discontinued operations	-	(93,139)
Net cash used in operating activities	(21,320,216)	(2,318,366)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of an affiliate	-	3,000,000
Proceeds from disposal of subsidiaries	551	-
Proceeds from disposal of equipment	2,668	-
Purchase of equipment	(207,371)	(90,888)
Purchase of intangible right	-	(6,000,000)
Net cash used in acquisition of subsidiaries, net	(319,167)	(807,959)
Net cash used in investing activities	(523,319)	(3,898,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in amounts due to related parties	-	(639,130)
Proceeds from issuance of common stock in private placement, net of costs	1,500,000	9,658,045
Proceeds from exercise of warrants issued for service	22,500	-
Proceeds from issuance of 12% convertible promissory note, net of costs	4,900,000	-
Proceeds from issuance of 3% convertible promissory notes, net of costs	14,700,000	-
Repayment of capital lease obligation	(3,120)	(9,359)
Contribution from a stockholder	-	16,781
Net cash provided by financing activities	21,119,380	9,026,337

EFFECT OF EXCHANGE RATE CHANGES ON CASH	59,160	3,480

NET (DECREASE) INCREASE IN CASH	(664,995)	2,812,604

CASH, BEGINNING OF PERIOD	2,898,523	85,919

CASH, END OF PERIOD	$2,233,528	$2,898,523

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$-	$19,450
Interest paid for 12% convertible promissory note	$78,934	$-
Interest paid for capital lease arrangement	$421	$5,423

Non-cash activities:
Issuance of common stock for acquisition of a subsidiary (Note 9)	$843,600	$102,950

The accompanying notes are an integral part of the consolidated financial statements.

 NETWORK CN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 1	ORGANIZATION AND PRINCIPAL ACTIVITIES

Network CN Inc., originally incorporated on September 10, 1993, is a Delaware company with headquarters in the Hong Kong Special Administrative Region, the People’s Republic of China (“the PRC” or “China”). Network CN Inc. and its subsidiaries (collectively “NCN” or the “Company”) were operated by different management teams in the past, under different operating names, pursuing a variety of business ventures. The most recent former name was Teda Travel Group, Inc. On August 1, 2006, the Company was renamed from “Teda Travel Group, Inc.” to “Network CN Inc.” in order to better reflect the Company’s vision under the new and expanded management team. The Company is mainly engaged in building a nationwide information and entertainment network in China through its businesses in Travel Network and Media Network.

To take advantage of China's booming travel market, in June 2006, the Company, through its subsidiary NCN Management Services Limited ("NCN Management Services"), acquired 55% of the equity interests of Tianma International Travel Service Co., Ltd ("Tianma"), a travel agency headquartered in Guangdong Province in the PRC. In order to comply with certain PRC laws relating to foreign entities' ownership of travel agencies in the PRC, the former owner of Tianma holds 55% of the equity interests in Tianma in trust for the benefit of NCN Management Services. The laws of the PRC govern the agreements by which the Company acquired Tianma and by which the former owner of Tianma holds such equity interest in trust. Through the contractual arrangements, NCN Management Services is deemed the primary beneficiary of Tianma and Tianma being deemed a subsidiary of NCN Management Services under the requirements of FASB Interpretation No. 46 (Revised), "Consolidation of Variable Interest Entities" ("FIN 46(R)").

PRC regulations currently limit foreign ownership of companies that provide advertising services. In order to help the Company to grow its advertising business in China, on January 31, 2007, pursuant to a Purchase and Sales Agreement and Trust Agreements, Crown Winner International Limited ("Crown Winner), a wholly-owned subsidiary of the Company, is deemed the primary beneficiary of Shanghai Quo Advertising Company Limited ("Quo Advertising") resulting in Quo Advertising being deemed a subsidiary of Crown Winner under the requirements of FIN 46(R). On September 1, 2007, Quo Advertising acquired 51% of the equity interests of Xuancaiyi (Beijing) Advertising Company Limited ("Xuancaiyi"), an advertising agency in Beijing, China.

Accordingly, the effect of the above contractual arrangements is to give the Company effective control of Tianma and Quo Advertising and to allow the Company to consolidate the results of Tianma, Quo Advertising and Xuancaiyi pursuant to FIN 46(R).

Details of the Company’s principal subsidiaries as of December 31, 2007 are described in Note 3 – Subsidiaries.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.

(B) Principles of Consolidation

The consolidated financial statements include the financial statements of Network CN Inc., its subsidiaries and its variable interest entities (VIEs). In May 2006, the management of the Company decided to discontinue the business and wind down the operations of Teda (Beijing) Hotels Management Limited, a wholly owned subsidiary which has been accounted for as discontinued operations since the fourth quarter of 2006 and the wind down process was yet to be completed as of December 31, 2007. All significant intercompany transactions and balances have been eliminated upon consolidation.

In accordance with Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”), VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIEs for financial reporting purposes. The Company has concluded that Tianma and Quo Advertising are VIEs and that the Company is the primary beneficiary. Under the requirements of FIN 46R the Company consolidated the financial statements of Tianma and Quo Advertising as VIEs of the Company.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Differences from those estimates are reported in the period they become known and are disclosed to the extent they are material to the financial statements taken as a whole.

(D) Cash and Cash Equivalents

Cash includes cash on hand, cash accounts, and interest bearing savings accounts placed with banks and financial institutions. For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2007 and 2006, the Company had no cash equivalents.

(E) Equipment, Net

Equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets, which is from three to five years. When equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is reflected in the statement of operations. Repairs and maintenance costs on equipment are expensed as incurred.

(F) Intangible Rights, Net

Intangible rights are stated at cost, less accumulated amortization and provision for impairment loss. Intangible rights that have indefinite useful lives are not amortized. Other intangible rights with finite useful lives are amortized on straight-line basis over their estimated useful lives of 16 months to 20 years. The amortization methods and estimated useful lives of intangible rights are reviewed regularly.

(G) Impairment of Long-Lived Assets

Long-lived assets, including intangible rights with definite lives, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. An intangible right that is not subject to amortization is reviewed for impairment annually or more frequently whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset and intangible right exceeds the sum of the undiscounted cash flows expected to be generated from the asset’s use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset calculated using a discounted cash flow analysis.

(H) Deferred Charges, Net

Deferred charges are fees and expenses directly related to an issuance of convertible promissory notes, including placement agents’ fee. Deferred charges are capitalized and amortized over the life of the convertible promissory notes using the effective interest method. Amortization of deferred charges is included in interest expense on the consolidated statements of operations while the unamortized balance is included in deferred charges on the consolidated balance sheet.

(I) Convertible Promissory Notes and Warrants

In 2007, the Company issued 12% convertible promissory note and warrants and 3% convertible promissory notes and warrants. The Company allocated the proceeds of the convertible promissory notes between convertible promissory notes and the financial instruments related to warrants associated with convertible promissory notes based on their relative fair values at commitment date. The fair value of the financial instruments related to warrants associated with convertible promissory notes was determined utilizing the Black-Scholes option pricing model and the respective allocated proceeds to warrants is recorded in additional paid-in capital. The embedded beneficial conversion feature associated with convertible promissory notes was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital in according to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” and EITF Issue No. 00-27,  “Application of Issue No. 98-5 to Certain Convertible Instruments”.

The portion of debt discount resulting from allocation of proceeds to the financial instruments related to warrants associated with convertible promissory notes is being amortized to interest expense over the life of the convertible promissory notes, using the effective yield method. For portion of debt discount resulting from allocation of proceeds to the beneficial conversion feature, it is recognized as interest expenses over the minimum period from the date of issuance to the date of earliest conversion, using the effective yield method.

(J) Revenue Recognition

For hotel management services, the Company recognizes revenue in the period when the services are rendered and collection is reasonably assured.

For tour services, the Company recognizes services-based revenue when the services have been performed. Guangdong Tianma International Travel Service Co., Ltd (“Tianma”) offers independent leisure travelers bundled packaged-tour products, which include both air-ticketing and hotel reservations. Tianma’s packaged-tour products cover a variety of domestic and international destinations.

Tianma organizes inbound and outbound tour and travel packages, which can incorporate, among other things, air and land transportation, hotels, restaurants and tickets to tourist destinations and other excursions. Tianma books all elements of such packages with third-party service providers, such as airlines, car rental companies and hotels, or through other tour package providers and then resells such packages to its clients. A typical sale of tour services is as follows:

1.    Tianma, in consultation with sub-agents, organizes a tour or travel package, including making reservations for blocks of tickets, rooms, etc. with third-party service providers. Tianma may be required to make deposits, pay all or part of the ultimate fees charged by such service providers or make legally binding commitments to pay such fees. For air-tickets, Tianma normally books a block of air tickets with airlines in advance and pays the full amount of the tickets to reserve seats before any tours are formed. The air tickets are usually valid for a certain period of time. If the pre-packaged tours do not materialize and are eventually not formed, Tianma will resell the air tickets to other travel agents or customers. For hotels, meals and transportation, Tianma usually pays an upfront deposit of 50-60% of the total cost. The remaining balance is then settled after completion of the tours.

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

(K) Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”, and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. Effective January 1, 2006, the Company adopted SFAS 123R, using a modified prospective application transition method, which establishes accounting for stock-based awards in exchange for employee services. Under this application, the Company is required to record stock-based compensation expense for all awards granted after the date of adoption and nonvested awards that were outstanding as of the date of adoption. SFAS 123R requires that stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized in expense over the requisite services period.

Common stock, stock options and warrants issued to other than employees or directors in exchange for services are recorded on the basis of their fair value, as required by SFAS No. 123R, which is measured as of the date required by EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. In accordance with EITF 96-18, the non-employee stock options or warrants are measured at their fair value by using the Black-Scholes option pricing model as of the earlier of the date at which a commitment for performance to earn the equity instruments is reached (“performance commitment date”) or the date at which performance is complete (“performance completion date”). The stock-based compensation expenses are recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Accounting for non-employee stock options or warrants which involve only performance conditions when no performance commitment date or performance completion date has occurred as of reporting date requires measurement at the equity instruments then-current fair value. Any subsequent changes in the market value of the underlying common stock are reflected in the expense recorded in the subsequent period in which that change occurs.

(L) Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes”. Under SFAS 109, deferred tax assets and liabilities are provided for the future tax effects attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from items including tax loss carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or reversed. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(M) Comprehensive Income (Loss)

The Company follows SFAS No. 130, “Reporting Comprehensive Income” for the reporting and display of its comprehensive income (loss) and related components in the financial statements and thereby reports a measure of all changes in equity of an enterprise that results from transactions and economic events other than transactions with the shareholders. Items of comprehensive income (loss) are reported in both the consolidated statement of operations and comprehensive loss and the consolidated statement of stockholders’ equity.

(N) Earnings (Loss) Per Common Share

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

The diluted net loss per share is the same as the basic net loss per share for the years ended December 31, 2007 and 2006 as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

(O) Operating Leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Payments made under operating leases are charged to the consolidated statements of operations on a straight-line basis over the lease period.

(P) Foreign Currency Translation

The assets and liabilities of the Company’s subsidiaries denominated in currencies other than United States (“U.S.”) dollars are translated into U.S. dollars using the applicable exchange rates at the balance sheet date. For statement of operations’ items, amounts denominated in currencies other than U.S. dollars were translated into U.S. dollars using the average exchange rate during the period. Equity accounts were translated at their historical exchange rates. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholders’ equity as accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are reflected in the statements of operations.

(Q) Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, which consist of cash, accounts receivables, prepaid expenses and other current assets, accounts payable, accrued expenses and other payables, approximates fair value due to the short-term maturities.

The carrying value of the Company’s financial instruments related to warrants associated with convertible promissory notes issued in 2007 is stated at a value being equal to the allocated proceeds of convertible promissory notes based on the relative fair value of notes and warrants. In the measurement of the fair value of these instruments, the Black-Scholes option pricing model is utilized, which is consistent with the Company’s historical valuation techniques. These derived fair value estimates are significantly affected by the assumptions used. The allocated value of the financial instruments related to warrants associated with convertible promissory notes is recorded as an equity, which does not require to mark-to-market as of each subsequent reporting period,

(R) Concentration of Credit Risk

The Company places its cash with various financial institutions. The Company believes that no significant credit risk exists as these cash investments are made with high-credit-qualify financial institutions.

All the revenue of the Company and a significant portion of the Company’s assets are generated and located in China. The Company’s business activities and accounts receivables are mainly from tour services and advertising services. Deposits are usually collected from customers in advance and the Company performs ongoing credit evaluation of its customers. The Company believes that no significant credit risk exists as credit loss.

(S) Segmental Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company’s operating segments are organized internally primarily by the type of services rendered. In 2007, the Company changed their operating segments as a result of change of internal organization structure by management. It is the management’s view that the services rendered by the Company are of three operating segments: Media Network, Travel Network and Investment Holding in 2007.

(T) Recent Accounting Pronouncements

In September 2006, FASB issued SFAS 157, “Fair Value Measurements”. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles. More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements and related disclosures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permit entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its financial statements and related disclosures.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141 (R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51”. SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and re-measured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS No. 160 establishes accounting and reporting standards for non controlling interests (i.e. minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements of SFAS No. 160, which are to be applied retrospectively for all periods presented, SFAS No. 141 (R) and SFAS No. 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of adopting SFAS No. 141 (R) and SFAS No. 160 on its financial statements and related disclosures.

NOTE 2	RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current period’s presentation. The reclassification did not have an effect on total revenues, total expenses, loss from operations, net loss and net loss per share.

NOTE 3	SUBSIDIARIES
Details of the Company’s principal consolidated subsidiaries as of December 31, 2007 were as follows:

Name	Place of incorporation	Ownership interest attributable to the Company	Principal activities

NCN Group Limited	British Virgin Islands	100%	Investment holding
NCN Media Services Limited	British Virgin Islands	100%	Investment holding
NCN Management Services Limited	British Virgin Islands	100%	Investment holding
Crown Winner International Limited	Hong Kong	100%	Investment holding
Cityhorizon Limited	Hong Kong	100%	Investment holding
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
NCN Huamin Management Consultancy (Beijing) Company Limited	The PRC	100%	Provision of administrative and management services
Shanghai Quo Advertising Company Limited	The PRC	100%	Provision of advertising services
Xuancaiyi (Beijing) Advertising Company Limited	The PRC	51%	Provision of advertising services
Guangdong Tianma International Travel Service Co., Ltd.	The PRC	55%	Provision of tour services
NCN Landmark International Hotel Group Limited	British Virgin Islands	99.9%	Provision of hotel management services
Beijing NCN Landmark Hotel Management Limited	The PRC	99.9%	Provision of hotel management services
Teda (Beijing) Hotels Management Limited	The PRC	100%	Dormant and undergo wind down process
NCN Asset Management Services Limited	British Virgin Islands	100%	Dormant
NCN Travel Services Limited	British Virgin Islands	100%	Dormant
NCN Financial Services Limited	British Virgin Islands	100%	Dormant
NCN Hotels Investment Limited	British Virgin Islands	100%	Dormant
NCN Pacific Hotels Limited	British Virgin Islands	100%	Dormant
Linkrich Enterprise Advertising and Investment Limited	Hong Kong	100%	Dormant

Remarks:
1) The Company disposed of Know Win Investments Inc. and Simple Win Limited in the fourth quarter of 2007 and recorded a gain of $10,096 accordingly.

2) The Company acquired Shanghai Quo Advertising Company Limited and Linkrich Enterprise Advertising and Investment Limited in 2007. In addition, the Company also acquired 51% of the equity interest of Xuancaiyi (Beijing) Advertising Company Limited in 2007. The Company also established its wholly owned subsidiary, Cityhorizon Limited, in 2007.

NOTE 4	ACCOUNTS RECEIVABLE, NET
Accounts receivable, net as of December 31, 2007 consisted of the following:

Accounts receivable	$1,093,142
Less: allowance for doubtful debts	-
Total	$1,093,142

For the years ended December 31, 2007 and 2006, the Company recorded a provision for doubtful debts for accounts receivable of $nil and $15,542 respectively.

NOTE 5	EQUIPMENT, NET
Equipment, net as of December 31, 2007 consisted of the following:

Office equipment	$315,367
Furniture and fixtures	75,177
Less: accumulated depreciation	(133,141)
Total	$257,403

Depreciation expenses for the years ended December 31, 2007 and 2006 amounted to $56,603 and $29,926 respectively.

NOTE 6	INTANGIBLE RIGHTS, NET
The following table set forth information for intangible rights subject to amortization and intangible right not subject to amortization as of December 31, 2007:

Amortized intangible rights
Gross carrying amount	$7,825,267
Less: accumulated amortization	(999,106)
Less: provision for impairment loss	(711,611)
Amortized intangible rights, net	6,114,550

Unamortized intangible right
Gross carrying amount	815,902
Less: provision for impairment	(815,902)
Unamortized intangible right, net	-

Intangible rights, net	$6,114,550

Total amortization expense of intangible rights of the Company for the years ended December 31, 2007 and 2006 amounted to $472,032 and $259,216 respectively and is expected to be as follows over the next five years:

Fiscal years ending December 31,
2008	$739,550
2009	300,000
2010	300,000
2011	300,000
2012	300,000
Thereafter	4,175,000
$6,114,550

In 2007, the Company performed an impairment review on its intangible rights and recorded an aggregate impairment loss of $1,332,321 for the intangible rights of Shanghai Quo Advertising Company Limited (“Quo Advertising”) and Tianma for the year ended December 31, 2007.

The Company compared the undiscounted cash flows to the carrying value of Quo Advertising’s intangible right as a result of the non-LED business of Quo Advertising is shrinking and recording a continuous operating loss. The Company determined that the intangible right of Quo Advertising which associated with non-LED advertising business should be fully provided with impairment loss. An impairment loss of $516,419 included in non-cash impairment charges on the consolidated statements of operation for the year ended December 31, 2007 was recorded accordingly.

For the intangible right of Tianma, which associated with operating right to conduct tour business, the Company compared the undiscounted cash flows to the carrying values of Tianma’s intangible right as a result of continuous operating loss recorded by Tianma . The Company has determined the intangible right should be fully provided with impairment loss based on discounted cash flow model. Accordingly, the Company recorded an impairment loss of $815,902 which was included in non-cash impairment charges on the consolidated statements of operation for the year ended December 31, 2007 accordingly.

NOTE 7	DEFERRED CHARGES, NET
Deferred charges, net as of December 31, 2007 were as follows:

Deferred charges	$700,000
Less: accumulated amortization	(29,157)
Total	$670,843

Amortization of deferred charges included in interest expense for the years ended December 31, 2007 and 2006 amounted to $29,157 and $nil respectively.

NOTE 8	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES
Accounts payable, accrued expenses and other payables as of December 31, 2007 consisted of the following:

Accounts payable	$1,303,941
Accrued professional fee	17,530
Accrued staff benefit and related fees	638,899
Other accrued expenses	614,838
Other payables	915,378
Total	$3,490,586

NOTE 9	BUSINESS COMBINATION

(a) Acquisition of Quo Advertising

On January 31, 2007, the Company acquired 100% of the equity interests of Quo Advertising, an advertising agency headquartered in Shanghai, China, pursuant to a Purchase and Sales Agreement and Trust Agreements entered with Lina Zhang and Qinxiu Zhang dated January 24, 2007. The acquisition helped the Company to grow its advertising business in China. The Company paid $64,000 in cash and issued 300,000 shares of the Company’s common stock of par value of $0.001 each, totaling $843,600 in exchange for 100% of the equity interest of Quo Advertising. The total consideration was $907,600.

The acquisition has been accounted for using the purchase method of accounting and the results of operations of Quo Advertising have been included in the Company's consolidated statement of operations since the completion of the acquisition on January 31, 2007.

The allocation of the purchase price is as follows:

Cash	$18,001
Accounts receivable	83,791
Prepaid expenses and other current assets	298,559
Equipment, net	15,114
Intangible right	536,540
Accounts payable, accrued expenses and other payables	(44,405)
Total purchase price	$907,600

Identifiable intangible right of $536,540 is measured at fair value as of the date of the acquisition and amortized over 20 years. The intangible right of Quo Advertising was fully provided with impairment loss in 2007. For details, please refer to Note 6 – Intangible Rights, Nets for details.

(b) Acquisition of Xuancaiyi

Effective September 1, 2007, the Company, through Quo Advertising, acquired 51% of the equity interests of Xuancaiyi (Beijing) Advertising Company Limited (“Xuancaiyi”), an advertising agency in Beijing, China, for a consideration of up to RMB 12,245,000 (equivalent to US$1,666,943) in cash. Xuancaiyi secured the rights to operate a 758 square-meter mega-size high resolution LED advertising billboard in a prominent location in Beijing, China. The investment in Xuancaiyi will strengthen the Company’s Media Network in China. The acquisition has been accounted for using the purchase method of accounting and the results of operations of Xuancaiyi have been included in the Company's consolidated statement of operations since the acquisition date on September 1, 2007.

The purchase consideration, to be paid fully in cash, is payable as follows:

1.	An initial payment of RMB2,500,000 (approximately US$330,128);

2.	Up to RMB 2,454,300 (approximately US$336,680) based on Xuancaiyi’s net profit for the four months ended December 31, 2007;

3.	Up to RMB 1,834,500 (approximately US$251,656) based on Xuancaiyi’s net profit for the first quarter of fiscal year 2008;

4.	Up to RMB 1,827,400 (approximately US$250,682) based on Xuancaiyi’s net profit for the second quarter of fiscal year 2008;

5.	Up to RMB1,819,100 (approximately US$249,543) based on Xuancaiyi’s net profit for the third quarter of fiscal year 2008; and

6.	Up to RMB1,809,700 (approximately US$248,254) based on Xuancaiyi’s net profit for the fourth quarter of fiscal year 2008.

The initial payment of RMB2,500,000 (equivalent to US$330,128) was made in September 2007. The allocation of the initial payment is as follows:

Cash	$57,971
Prepaid expenses and other current assets	82,150
Equipment, net	6,955
Intangible right	586,066
Accounts payable, accrued expenses and other payables	(85,833)
Minority Interests	(317,181)
Total purchase price	$330,128

Identifiable intangible right of $586,066 is measured at fair value as of the date of the acquisition and is amortized over 16 months based on initial contract period with Xuancaiyi’s media partner.

As of December 31, 2007, based on the net profits for the four months ended December 31, 2007 of Xuancaiyi, no further cash payment is expected to be made with respect to the first earn-out consideration. Pursuant to SFAS 141 “Business Combinations”, the earn-out consideration is considered contingent consideration, which will not become certain until the net profits of Xuancaiyi for the coming quarters have been determined. As a result, the obligation to pay the contingent consideration has not been reflected in the consolidated financial statements of the Company as of December 31, 2007.

Unaudited Pro forma Consolidated Financial Information

The table below summarizes the unaudited pro forma results of operations assuming the acquisitions of Quo Advertising and Xuancaiyi were completed on January 1, 2007 and 2006. These unaudited pro forma results have been prepared for information purposes only and do not purport to be indicative of what the operating results would have been had the acquisitions actually taken place on January 1, 2007 and 2006, and may not be indicative of future operating results.

	Years ended December 31
	2007	2006
	(Unaudited)	(Unaudited)
Revenues	$27,619,599	$6,712,060
Loss before income taxes and minority interests	$(19,467,525)	$(4,663,042)
Net loss	$(19,413,521)	$(4,119,211)
Net loss per share
Basic and diluted	$(0.28)	$(0.08)

NOTE 10	CONVERTIBLE PROMISSORY NOTES AND WARRANTS

(a) 12% Convertible Promissory Note and Warrants

On November 12, 2007, the Company entered into a 12% Note and Warrant Purchase Agreement with Wei An Developments Limited (“Wei An”) with respect to the purchase by Wei An a convertible promissory note in the principal account of $5,000,000 at interest rate of 12% per annum (the “12% Convertible Promissory Note”). The 12% Convertible Promissory Note is convertible into the Company’s common stock at the conversion price of $2.40 per share. Pursuant to the agreement, the Company is subject to a commitment fee of 2% of the principal amount of the 12% Convertible Promissory Note. The term of the 12% Convertible Promissory Note is six months and the Company has the option to extend the 12% Convertible Promissory Note by an additional six-month period at an interest rate of 14% per annum and be subject to an additional commitment fee of 2% of the principal amount of the note. However, the Company has the right to prepay all or any portion of the amounts due under the note at any time without penalty or premium.

In addition, pursuant to the Warrant Purchase Agreement, the Company issued warrants to purchase up to 250,000 shares of the Company’s common stock at the exercise price of $2.30 per share, which are exercisable for a period of two years.

(b) 3% Convertible Promissory Notes and warrants

On November 19, 2007, the Company, Quo Advertising and the Designated Holders (as defined in the Purchase Agreement), entered into a 3% Note and Warrant Purchase Agreement (the “Purchase Agreement”) with affiliated investment funds of Och-Ziff Capital Management Group (the “Investors”). Pursuant to the Purchase Agreement, the Company agreed to issue 3% Senior Secured Convertible Notes due June 30, 2011 in the aggregate principal amount of up to $50,000,000 (the “3% Convertible Promissory Notes”) and warrants to acquire an aggregate amount of 34,285,715 shares of common stock of the Company (the “Warrants”). The 3% Convertible Promissory Notes and Warrants are issued and issuable in three tranches, with Convertible Notes in the aggregate principal amount of $6,000,000, Warrants exercisable for 2,400,000 shares at $2.50 per share and Warrants exercisable for 1,714,285 shares at $3.50 per share, issued on 19 November, 2007, Convertible Notes in the aggregate principal amount of $9,000,000, Warrants exercisable for 3,600,000 shares at $2.50 per share and Warrants exercisable for 2,571,430 shares at $3.50 per share issued on 28 November 2007, and Convertible Notes in the aggregate principal amount of $35,000,000, Warrants exercisable for 14,000,000 shares at $2.50 per share and Warrants exercisable for 10,000,000 shares at $3.50 per share to be issued in the third tranche, which was completed in January 2008. Please refer to Note 18 - Subsequent Events for details. The warrants shall expire on June 30, 2011, pursuant to the Purchase Agreement.

The 3% Convertible Promissory Notes bear interest at 3% per annum payable semi-annually in arrears and mature on June 30, 2011. The 3% Convertible Promissory Notes are convertible into shares of common stock at an initial conversion price of $1.65 per share, subject to customary anti-dilution adjustments. In addition, the conversion price will be adjusted downward on an annual basis if the Company should fail to meet certain annual earnings per share (“EPS”) targets described in the Purchase Agreement. In the event of a default, or if the Company’s actual EPS for any fiscal year is less than 80% of the respective EPS target, certain of the investors may require the Company to redeem the 3% Convertible Promissory Notes at 100% of the principal amount, plus any accrued and unpaid interest, plus an amount representing a 20% internal rate of return on the then outstanding principal amount. The Warrants grant the holders the right to acquire shares of common stock at $2.50 and $3.50 per share, subject to customary anti-dilution adjustments. The exercise price of the Warrants will also be adjusted downward whenever the conversion price of the 3% Convertible Promissory Notes is adjusted downward in accordance with the provisions of the Purchase Agreement.

As of December 31, 2007, none of the conversion options and warrants associated with the above convertible promissory notes was exercised.

The following table details the accounting treatment of the convertible promissory notes:

	12% Convertible Promissory Note	3% Convertible Promissory Notes	Total
Proceeds of convertible promissory notes	$5,000,000	$15,000,000	$20,000,000
Allocation of proceeds:
Allocated relative fair value of warrants	(333,670)	(2,490,000)	(2,823,670)
Allocated intrinsic value of beneficial conversion feature	-	(4,727,272)	(4,727,272)
Total net proceeds of the convertible promissory notes as of December 31, 2007	4,666,330	7,782,728	12,449,058
Amortization of debt discount for the year ended December 31, 2007	74,466	4,762,728	4,837,194
Net carrying value of convertible promissory notes	$4,740,796	$12,545,456	$17,286,252

Warrant and Beneficial Conversion Features

The fair value of the financial instruments associated with warrants of both 12% convertible promissory note and 3% convertible promissory notes was determined utilizing Black-Scholes option pricing model, which is consistent with the Company’s historical valuation methods. The following assumptions and estimates were used in the Black-Scholes option pricing model: (1) 12% convertible promissory note: volatility of 182%; an average risk-free interest rate of 3.52%; dividend yield of 0%; and an expected life of 2 years, (2) 3% convertible promissory notes: volatility of 47%; an average risk-free interest rate of 3.30%; dividend yield of 0%; and an expected life of 3.5 years.

The warrants issued in connection with 12% convertible promissory note and 3% convertible promissory notes meet the criteria of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” for equity classification. Accordingly, the conversion features do not require derivative accounting. The intrinsic value of beneficial conversion feature is calculated in according to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. For 3% convertible promissory note, as the effective conversion price after allocating a portion of the proceeds to the warrants was less than the Company’s market price of common stock at commitment date, it was considered to have a beneficial conversion feature while for 12% convertible promissory note, no beneficial conversion feature existed. The value of beneficial conversion feature is recorded as a reduction in the carrying value of the convertible promissory notes against additional paid-in capital. As 3% convertible promissory notes are convertible at the date of issuance, the respective debt discount being equal to the value of beneficial conversion feature of $4,727,272 is fully amortized through interest expense as of the date of issuance.

Amortization of Deferred Charges and Debt Discount

The amortization of deferred charges and debt discount for the year ended December 31, 2007 were as follows:

	Warrants	Conversion Features	Deferred Charges	Total
12% convertible promissory note	$74,466	$-	$19,301	$93,767
3% convertible promissory notes	35,456	4,727,272	9,856	4,772,584
Total	$109,922	$4,727,272	$29,157	$4,866,351

NOTE 11	COMMITMENTS AND CONTINGENCIES

(a) Commitments

1. Rental Lease Commitment

The Company’s existing rental leases do not contain significant restrictive provisions. The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases as of December 31, 2007:

Fiscal years ending December 31,
2008	$445,583
2009	325,360
2010	109,943
Total	$880,886

Total rental expense associated with operating leases for the years ended December 31, 2007 and 2006 were $593,441 and $118,423 respectively.

2. Annual Rights and Operating Fee Commitment

Since November 2006, the Company, through its subsidiaries NCN Media Services Limited, Quo Advertising and Xuancaiyi, has acquired rights from third parties to operate 1,845 roadside advertising panels and 11 mega-size advertising panels for periods ranging from 16 months to 20 years.

The following table sets forth the estimated future annual commitment of the Company with respect to the rights 1,845 roadside advertising panels and 11 mega-size advertising panels that the Company held as of December 31, 2007:

Fiscal years ending December 31,	(In millions)
2008	$16.5
2009	13.9
2010	4.0
2011	3.9
2012	3.6
Thereafter	23.7
Total	$65.6

(b)   Contingencies

The Company accounts for loss contingencies in accordance with SFAS 5, “Accounting for Loss Contingencies” and other related guidelines. Set forth below is a description of certain loss contingencies as of December 31, 2007 and management’s opinion as to the likelihood of loss in respect of loss contingency.

The Company’s 55%-owned subsidiary, Tianma, is a defendant in proceedings brought in the Guangzhou Yuexiu District Court. The proceedings were finalized on October 9, 2006. The facts surrounding the proceeding are as follows:

Guangdong Yongan Travel Agency (“Yongan”) arranged a local tour in April 2001. Yongan rented a car from an agent of Tianma but the car did not belong to Tianma. A car accident happened during the tour, causing 20 injuries and one death. Guangzhou Police issued a proposed determination on the responsibilities of the accidents on May 18, 2001. The proposal determined that the driver who used a non-functioning car was fully liable for the accident. Those tourists sued Yongan for damages and Guangzhou Intermediate People’s Court made a final judgment in 2004 that Yongan was liable and Yongan paid approximately RMB2.2 million ($302,000) to the injured. In 2005, Yongan sued the agent of Tianma, Tianma and the car owner. In October 2006, the Guangzhou Yuexiu District Court made a judgment that the agent was liable to pay RMB2.1 million ($288,000) plus interest for damages. Tianma and the car owner have joint-and-several liabilities.

Tianma is now appealing the court’s decision. The Company believes that there is a reasonably high chance of overturning the court’s decision. In addition, the Company has been indemnified for any future liability upon the acquisition by the prior owners of Tianma. Accordingly, no provision has been made by the Company to the above claims as of December 31, 2007.

NOTE 12                STOCKHOLDERS’ EQUITY

(a)   Stock, Options and Warrants Issued for Services

1. In February 2006, the Company issued an option to purchase up to 225,000 shares of common stock to its legal counsel at an exercise price of $0.10 per share. So long as the counsel’s relationship with the Company continues, one-twelfth of the shares underlying the option vest and become exercisable each month from the date of issuance. The option may be exercised for 120 days after termination of the relationship. The fair market value of the option was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following assumptions and estimates: expected dividend 0%, volatility 147%, a risk-free rate of 4.5% and an expected life of one (1) year. The value of an option recognized during the years ended December 31, 2007 and 2006 was approximately $1,317 and $11,010 respectively. The options were exercised in April 2007.

2. In August 2006, the Company issued a warrant to purchase up to 100,000 shares of restricted common stock to a consultant at an exercise price $0.70 per share. One-fourth of the shares underlying the warrant become exercisable every 45 days beginning from the date of issuance. The warrant shall remain exercisable until August 25, 2016. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following assumptions and estimates: expected dividend 0%, volatility 192%, a risk-free rate of 4.5% and an expected life of one (1) year. The value recognized for the years ended December 31, 2007 and 2006 was approximately $26,604 and $14,451 respectively.

3. In April 2007, the Company issued 45,000 S-8 shares of common stock of par value of $0.001 each, totaling $18,000 to its legal counsel for services rendered.

4. In April 2007, the Company issued 377,260 S-8 shares of common stock of par value of $0.001 each, totaling $85,353 to its directors and officers for services rendered.

5. In July 2007, NCN Group Management Limited entered into Executive Employment Agreements (the “Agreements”) with Godfrey Hui, Chief Executive Officer, Daniel So, Managing Director, Daley Mok, Chief Financial Officer, Benedict Fung, the President, and Stanley Chu, General Manager. Pursuant to the Agreements, each executive was granted shares of the Company’s common stock subject to annual vesting over five years in the following amounts:  Mr. Hui, 2,000,000 shares; Mr. So, 2,000,000 shares; Dr. Mok 1,500,000 shares; Mr. Fung 1,200,000 shares and Mr. Chu, 1,000,000 shares. In connection with these stock grants and in accordance with SFAS 123R, the Company recognized non-cash stock-based compensation of $1,709,400 included in Payroll on the consolidated statement of operations for the year ended December 31, 2007. The Company issued an aggregate 660,000 S-8 shares of common stock to them on January 2, 2008.

6. In August 2007, the Company issued 173,630 shares of restricted common stock of par value of $0.001 each, totaling $424,004 to a consultant for services rendered. The value of stock grant is fully amortized and recognized during the year ended December 31, 2007.

7. In August 2007, the Company issued 230,000 S-8 shares of common stock of par value of $0.001 each, totaling $69,500 to its directors and officers for services rendered.

8. In September, 2007, the Company entered into a service agreement with independent directors, Peter Mak, Gerd Jakob, Edward Lu, Ronglie Xu and Joachim Burger. Pursuant to the service agreements, each independent director was granted shares of the Company’s common stock subject to a vesting period of ten months in the following amounts: Peter Mak:15,000 shares; Ronglie Xu:15,000 shares; Joachim Burger:15,000 shares, Gerd Jakob:10,000 shares and Edward Lu:10,000 shares. In connection with these stock grants and in accordance with SFAS 123R, the Company recognized $57,980 of non-cash stock-based compensation included in Payroll on the consolidated statement of operation for the year ended December 31, 2007.

9. In November 2007, the Company was obligated to issue a warrant to purchase up to 300,000 shares of restricted common stock to a placement agent for provision of agency services in connection with the issuance of 3% convertible promissory notes as mentioned in Note 10 – Convertible Promissory Notes and Warrants at an exercise price $3.0 per share which are exercisable for a period of two years. The fair value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following weighted average assumptions: expected dividend 0%, volatility 182%, a risk-free rate of 4.05 % and an expected life of two (2) year. The value of the warrant recognized for the years ended December 31, 2007 was $21,305.

10. In December 31, 2007, the Company committed to grant 235,000 S-8 shares of common stock to certain employees of the Company for their services rendered during the year ended December 31, 2007. In connection with these stock grants and in accordance with SFAS 123R, the Company recognized non-cash stock-based compensation of $611,000 included in Payroll on the consolidated statement of operation for the year ended December 31, 2007. Such 235,000 S-8 shares were issued on January 2, 2008.

The amortization for the deferred stock-based compensation recorded in the Company for the years ended December 31, 2007 and 2006 was $2,845,000 and $66,355 respectively.

(b)   Stock Issued for Acquisition

In January 2007, in connection with the acquisition of Quo Advertising, the Company issued 300,000 shares of restricted common stock of par value of $0.001 each, totaling $843,600.

(c)   Stock Issued for Private Placement

In April 2007, the Company issued and sold 500,000 shares of restricted common stock of par value of $0.001 each, totaling $1,500,000 in a private placement. No investment banking fees were incurred as a result of this transaction.

(d) Conversion Option and Stock Warrants Issued in Notes Activities

On November 12, 2007, pursuant to the 12% Note and Warrant Purchase Agreement of $5,000,000, the Company issued warrants to purchase up to 250,000 shares of the Company’s common stock at the exercise price of $2.30 per share, which are exercisable for a period of two years to Wei An. The allocated proceeds to the warrants of $333,670 based on the relative fair value of 12% Convertible Promissory Notes and warrants were recorded as reduction in the carrying value of the note against additional-paid in capital. As the effective conversion price is higher than the Company’s market price of common stock at commitment date, no beneficial conversion existed. Please refer to Note 10 – Convertible Promissory Note and Warrant for details.

On November 19, 2007, pursuant to the 3% Note and Warrant purchase Agreement, the Company issued warrants to purchase up to 2,400,000 shares of the Company’s common stock at the exercise price of $2.5 per share and 1,714,285 shares of the Company’s common stock at the exercise price of $3.5 per share associated with the convertible notes of $6,000,000 in the first closing. On November 28, 2007, the Company also issued warrants to purchase up to 3,600,000 shares of the Company’s common stock at the exercise price of $2.5 per share and 2,571,430 shares of the Company’s common stock at the exercise price of $3.5 per share. The allocated proceeds to these warrants were $2,490,000 in aggregate which were recorded as reduction in the carrying value of the notes against additional paid-in capital. As the effective conversion price after allocating a portion of the proceeds to the warrants was less than the Company’s market price of common stock at commitment date, it was considered to have a beneficial conversion feature with value of $4,727,272 recorded as a reduction in the carrying value of the notes against additional paid-in capital. Please refer to Note 10 – Convertible Promissory Note and Warrant for details.

NOTE 13	RELATED PARTY TRANSACTIONS

Except as set forth below, during our last two fiscal years, the Company have not entered into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Compnay’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest:

During the years ended December 31, 2007 and 2006, the Company received hotel management service fees of $nil and $100,478 respectively from two properties it manages that are owned by a stockholder.

During the years ended December 31, 2007 and 2006, the Company paid rent of $nil and $47,489 respectively for office premises leased from a director and stockholder.

On December 21, 2007, the Company acquired 100% of voting shares of Linkrich Enterprise Advertising and Investment Limited, a dormant corporation incorporated in the Hong Kong Special Administrative Region, the PRC on March 16, 2001 from a director at a consideration of $1,282 which is the par value of the voting shares.

NOTE 14	NET LOSS PER COMMON SHARE

Net loss per share information for the years ended December 31, 2007 and 2006 was as follows:

	2007	2006
Numerator:
Net loss from continuing operations	$(19,306,579)	$(4,995,002)
Net income from discontinued operations	-	526,296
Net loss attributable to stockholders	$(19,306,579)	$(4,468,706)
Denominator:
Weighted average number of shares outstanding, basic	68,556,081	52,489,465
Effect of dilutive securities
Options and warrants	-	-
Weighted average number of shares outstanding, diluted	68,556,081	52,489,465

Earnings/(Losses) per ordinary share – basic and diluted
Continuing operations	$(0.28)	$(0.10)
Discontinued operations	-	0.01
Net loss per share – basic and diluted	$(0.28)	$(0.09)

The diluted net loss per share is the same as the basic net loss per share for the years ended December 31, 2007 and 2006 as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share. The securities that could potentially dilute basic earnings (loss) per share in the future that were not included in the computation of diluted earnings (loss) per share because of anti-dilutive effect during the years ended December 31, 2007 and 2006 were summarized as follows:

	2007	2006
Potential common equivalent shares:
Stock options for services	-	205,501
Stock warrants for services (1)	122,394	39,337
Warrants associated with convertible promissory notes	364,436	-
Conversion feature associated with convertible promissory notes to common stock	11,174,242	-
Common stock to be granted to directors executives and employees for services (including nonvested shares)	8,000,000	937,260
Total	19,661,072	1,182,098

Remarks:

(1)	As of December 31, 2007, the number of potential common equivalent shares associated with warrants issued for services was 122,394, which was related to (1) a warrant to purchase 200,000 common stock issued to a consultant in 2004 for service rendered at an exercise price of $2.00, which expired in March 2009 and (2) a warrant to purchase100,000 common stock issued by the Company to a consultant in 2006 for service rendered at an exercise price of $0.70, which expired in August 2016.

NOTE 15	INVESTMENT HELD FOR DISCONTINUED OPERATIONS

(a) Tianjin Teda Yide Industrial Company Limited

On April 29, 2006, the Company completed the sale of all of its equity interest in a PRC real estate joint venture, namely Tianjin Teda Yide Industrial Company Limited (“Yide”, formerly Tianjin Yide Real Estate Company Limited) pursuant to a Purchase and Sale of Stock Agreement (the “Agreement”) entered with Far Coast Asia Limited (“Far Coast”). Far Coast paid the Company a deposit of $800,000 in respect of the sale in January 2006 and a balance payment of $2.2 million was paid on March 31, 2006 (the “Purchase Price”). The Purchase Price was paid to the Company in Hong Kong dollars. Far Coast and its affiliated entities have no prior relationship to the Company and its affiliated entities.

In accordance with FASB Interpretation No. 35, “Criteria for Applying the Equity Method of Accounting for Investments in Common Stock—an interpretation of APB Opinion No. 18” (“FIN 35”), the use of the equity method of accounting for the investment is required if the investor has the ability to exercise significant influence over the operating and financial policies of the investee. However, management of the Company has determined that the failure by the Company to obtain financial information subsequent to September 30, 2005 has resulted in the loss of significant influence over the operating and financial policies of Yide. As such, the use of the equity method was therefore no longer appropriate and the Company accounted for its investment from October 1, 2005 to April 29, 2006, the date of completion of the sale, under the cost method.

On April 29, 2006, the Company completed the sale of all of its equity interest in Yide and recorded a gain on the disposal of the affiliate of $579,870 in 2006 accordingly.

(b) Teda (Beijing) Hotels Management Limited

With equity holding of 100%, Teda (Beijing) Hotels Management Limited (“Teda BJ”) has been accounted for as a wholly owned subsidiary. In later half of 2006, because of a change in business direction, the Company determined to dispose Teda BJ and began winding down its operations. No further transaction associated with Teda BJ was recorded during the year ended December 31, 2007 and the process of winding down Teda BJ was yet to be completed as of December 31, 2007. We treated it as discontinued operations and the effect on financial statements are as follows:

Effect on Consolidated Balance Sheet	2007	2006
Current liabilities from discontinued operations	$(3,655)	$(3,655)

Effect on Consolidated Statements of Operations
Revenues	$-	$142,557
Professional fee	-	(376)
Payroll	-	(109,550)
Other selling, general and administrative	-	(86,359)
Other income	-	93
Interest income	-	61
Loss from discontinued operations	$-	$(53,574)

NOTE 16	BUSINESS SEGMENTS

The Company has changed their operating segments in 2007 as a result of change of internal organization structure by management. The Company currently operates three operating segments instead of two operating segments in 2006. Each segment operates exclusively. The Company’s Media Network segment provides marketing communications consultancy services to customers in China. The Company’s Travel Network segment provides tour services as well as management services to hotels and resorts in China. The Company’s Investment Holding segment represents the companies which provide administrative and management services to its subsidiaries or fellow subsidiaries. The accounting policies of the segments are the same as described in the summary of significant accounting policies. There are no inter-segment sales.

2007	Media Network	Travel Network	Investment Holding	Total
Revenue	$1,442,552	$26,140,355	$-	$27,582,907
Net loss from continuing operations	(4,457,881)	(953,905)	(13,894,793)	(19,306,579)
Depreciation and amortization
Equipment and intangible rights	483,750	9,505	35,380	528,635
Deferred charges and debt discount	-	-	4,866,351	4,866,351
Non-cash impairment charges	516,419	815,902	-	1,332,321
Interest expense	-	-	122,803	122,803
Assets	23,509,377	2,119,999	1,477,967	27,107,343
Capital Expenditures	137,960	3,007	66,404	207,371

2006	Property Management	Travel Agency	Total
Revenue	$214,108	$4,228,494	$4,442,602
Net loss from continuing operations	(4,939,516)	(55,486)	(4,995,002)
Net gain from discontinued operations	526,296	-	526,296
Depreciation and amortization	288,344	804	289,148
Assets	9,849,607	677,527	10,527,134
Capital Expenditures	72,010	18,878	90,888

NOTE 17	INCOME TAXES

Income is subject to taxation in various countries in which the Company operate. The loss before income taxes and minority interests by geographical locations for the years ended December 31, 2007 and 2006 was summarized as follows:
	2007	2006
United States	$8,935,819	$2,395,882
Foreign	10,425,140	2,616,793
	$19,360,959	$5,012,675

Income tax expenses by geographical locations for the years ended December 31, 2007 and 2006 was summarized as follows:

	2007	2006
Current
United States	$-	$-
Foreign	7,668	6,984
	$7,668	$6,984
Deferred
United States	$-	$-
Foreign	-	-
	$-	$-

The reconciliation of the effective income tax of the Company to the U.S. federal statutory rate (the principal tax jurisdiction of the Company) was as follows:

	2007	2006
Expected income tax benefit	$6,582,726	$1,519,360
Operating loss carried forward	(3,038,178)	(814,600)
Tax effect on foreign income which is not subject U.S. federal corporate income tax rate of 34%	(3,536,880)	(711,744)
	$7,668	$6,984

An analysis of the Company’s deferred tax liabilities and deferred tax assets as of December 31, 2007 and 2006 was as follows:

	2007	2006
Deferred tax assets:
Net operating loss carried forward	$5,391,534	$2,353,356
Less: valuation allowance	(5,391,534)	(2,353,356)
Net deferred tax assets	$-	$-

The Company provided a full valuation allowance against the deferred tax assets as of December 31, 2006 and 2007 due to the uncertainty surrounding the realizability of these benefits in future tax returns.

NOTE 18                SUBSEQUENT EVENTS

On January 1, 2008, the Company and its wholly owned subsidiary CityHorizon Limited, a Hong Kong company (“CityHorizon Hong Kong”), entered into a Share Purchase Agreement with CityHorizon Limited, a British Virgin Islands company (“CityHorizon BVI”), Hui Zhong Lian He Media Technology Co., Ltd., a wholly owned subsidiary of CityHorizon BVI (“Lianhe”), Beijing Hui Zhong Bo Na Media Advertising Co., Ltd., a wholly owned subsidiary of CityHorizon BVI (“Bona”), and Liu Man Ling, an individual and sole shareholder of CityHorizon BVI pursuant to which the Company, through its subsidiary CityHorizon Hong Kong, acquired 100% of the issued and outstanding shares of CityHorizon BVI from Liu Man Ling. Pursuant to the Share Purchase Agreement, the Company paid the Liu Man Ling US$5,000,000 in cash and issued Liu Man Ling 1.5 million duly authorized, validly issued, fully paid and non-assessable shares of the Company’s common stock.

In connection with the Company’s financing transaction with affiliated investment funds of Och-Ziff Capital Management Group, effective January 1, 2008 the Company caused its subsidiary, Lianhe, to enter into a series of commercial agreements with Quo Advertising, pursuant to which Lianhe provides exclusive technology and management consulting services to Quo Advertising in exchange for services fees, which amount to substantially all of the net income of Quo Advertising. Each of the registered PRC shareholders of Quo Advertising also entered into equity pledge agreements and option agreements, which cannot be amended or terminated except by written consent of all parties, with Lianhe. Pursuant to these equity pledge agreements and option agreements, each shareholder pledged such shareholder’s interest in Quo Advertising for the performance of such Quo Advertising’s payment obligations under its respective exclusive technology and management consulting services agreements. In addition, Lianhe has been assigned all voting rights by the shareholders of Quo Advertising and has the option to acquire the equity interests of Quo Advertising at a mutually agreed purchase price which shall first be used to repay any loans payable to Lianhe or any affiliate of Lianhe by the registered PRC shareholders. At the same time, Quo Advertising terminated its trust arrangement with Crown Winner International Limited. Effective January 1, 2008, Lianhe also entered into a series of similar commercial agreements with Bona and Hui Zhi Bo Tong Media Advertising Beijing Co., Ltd (“Botong”), a company organized under the laws of the PRC, and their respective registered shareholders.

The effect of these contractual arrangements is to give effective control of Quo Advertising, Bona and Botong to Lianhe and to allow the Company to consolidate the results of these entities as variable interest entities pursuant to FIN 46 (Revised), “Consolidation of Variable Interest Entities”.

On January 31, 2008, the Company issued $35,000,000 in 3% Convertible Promissory Notes and amended and restated $15,000,000 in 3% Convertible Promissory Notes issued in late 2007. In addition, the Company issued additional warrants to purchase 14,000,000 shares of the Company’s common stock at $2.50 per share and warrants to purchase 10,000,000 shares of the Company’s common stock at $3.50 per share. Concurrently with the Third Closing, the Company loaned substantially all the proceeds from 3% Convertible Promissory Notes to its direct wholly owned subsidiary, NCN Group Limited (“NCN Group”), and such loan was evidenced by an intercompany note issued by NCN Group in favor of the Company (the “NCN Group Note”). The Company entered into a Security Agreement, dated as of January 31, 2008 pursuant to which the Company granted to the collateral agent for the benefit of the Investors a first-priority security interest in certain of its assets, including the NCN Group Note and 66% of the shares of NCN Group. In addition, NCN Group and certain of the Company’s indirect wholly owned subsidiaries each granted the Company a security interest in certain of the assets of such subsidiaries to, among other things, secure the NCN Group Note and certain related obligations.

On February 13, 2008, the Company fully redeemed 12% promissory notes due May 2008 which was issued in November 2007 at a redemption price equal to 100% of the principal amount of $5,000,000 plus accrued and unpaid interest. No penalty or premium was charged for such early redemption.