Form 10-Q
period 2008-03-31
NETWORK CN INC
filed 2008-05-15
CIK 934796

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the transition period from ____ to ____

Commission file number 000-30264

NETWORK CN INC.
(Exact name of Registrant as specified in its charter)

Delaware	11-3177042
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

21/F., Chinachem Century Tower, 178 Gloucester Road, Wanchai, Hong Kong
(Address of principal executive offices)

(852) 2833-2186
(Registrant’s Telephone Number, Including International Code and Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non- accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No   ☒

The number of shares outstanding of the Registrant’s Common Stock as of May 13, 2008 was 71,546,608 shares

NETWORK CN INC.
FORM 10-Q

All financial information in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (“Quarterly Report”) is in United States dollars, referred to as “U.S. Dollars” or “$”.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Quarterly Report on Form 10-Q regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events.

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

We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectation regarding the relevant matter or subject area. In addition to the items specifically discussed above, our business and results of operations are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part II — Other Information, Item 1A. Risk Factors” and elsewhere herein.

From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-K, 10-Q and 8-K, Proxy Statements on Schedule 14A, press releases, analyst and investor conference calls, and other communications released to the public. Although we believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable, any or all of the forward-looking statements in this Quarterly Report, our reports on Forms 10-K and 8-K, our Proxy Statements on Schedule 14A and any other public statements that are made by us may prove to be incorrect.

This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Quarterly Report on Form 10-Q, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Quarterly Report or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent annual and periodic reports filed with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

Unless the context requires otherwise, references to “we”, “us”, “our” and the “Company” refer specifically to Network CN Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NETWORK CN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2008 (Unaudited)	As of December 31, 2007 (Audited)
ASSETS
Current Assets
Cash	$17,384,582	$2,233,528
Accounts receivable, net	1,222,706	1,093,142
Prepayments for advertising operating rights	16,322,662	13,636,178
Prepaid expenses and other current assets	7,156,117	3,101,699
Total Current Assets	42,086,067	20,064,547

Equipment, Net	5,386,824	257,403
Intangible Assets, Net (Note 7)	8,379,781	6,114,550
Deferred Charges, Net	1,579,567	670,843

TOTAL ASSETS	$57,432,239	$27,107,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, accrued expenses and other payables	$5,977,331	$3,490,586
Current liabilities from discontinued operations	3,655	3,655
12% convertible promissory note, net (Note 8)	-	4,740,796
Total Current Liabilities	5,980,986	8,235,037

3% Convertible Promissory Notes Due 2011, Net (Note 8)	42,045,203	12,545,456

TOTAL LIABILITIES	48,026,189	20,780,493

COMMITMENTS AND CONTINGENCIES (Note 9)

MINORITY INTERESTS	278,470	347,874

STOCKHOLDERS’ EQUITY (Note 10)
Preferred stock, $0.001 par value, 5,000,000 shares authorized
none issued and outstanding	--	--
Common stock, $0.001 par value, 800,000,000 shares authorized
Issued and outstanding: 71,546,608 and 69,152,000 as of March 31, 2008 and December 31, 2007, respectively	71,547	69,152
Additional paid-in capital	57,024,237	35,673,586
Accumulated deficit	(48,642,819)	(29,829,059)
Accumulated other comprehensive income	674,615	65,297
TOTAL STOCKHOLDERS’ EQUITY	9,127,580	5,978,976

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,432,239	$27,107,343

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
LOSS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	For the Three Months Ended
	March 31, 2008	March 31, 2007
REVENUES
Travel services	$8,458,482	$2,375,828
Advertising services	584,167	393,899
Total Revenues	9,042,649	2,769,727

COSTS AND EXPENSES
Cost of travel services	8,301,823	2,364,924
Cost of advertising services	3,437,630	246,682
Professional fees	1,221,303	2,776,490
Payroll	1,609,487	337,394
Other selling, general & administrative	1,250,730	281,084
Total Costs and Expenses	15,820,973	6,006,574

LOSS FROM OPERATIONS	(6,778,324)	(3,236,847)

OTHER INCOME
Interest income	10,645	5,516
Other income	17,738	2,642
Total Other Income	28,383	8,158

INTEREST EXPENSE
Amortization of deferred charges and debt discount (Note 8)	11,790,530	-
Interest expense	346,625	317
Total Interest Expense	12,137,155	317

NET LOSS BEFORE INCOME TAXES AND MINORITY INTERESTS	(18,887,096)	(3,229,006)
Income taxes	-	-
Minority interests	73,336	14,611
NET LOSS	(18,813,760)	(3,214,395)

OTHER COMPREHENSIVE GAIN (LOSS)
Foreign currency translation gain (loss)	609,318	(6,892)
COMPREHENSIVE LOSS	$(18,204,442)	$(3,221,287)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED
Net loss per common share – Basic and Diluted (Note 12)	$(0.26)	$(0.05)
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED (Note 12)	71,418,201	67,520,718

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	For the Three Months Ended
	March 31, 2008	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,813,760)	$(3,214,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:
Equipment and intangible assets	441,958	90,193
Deferred charges and debt discount	11,790,530	-
Stock-based compensation for service	774,743	1,230,212
Minority interests	(73,336)	(14,611)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(129,564)	(65,970)
Prepayments for advertising operating rights	(235,690)	-
Prepaid expenses and other current assets	(3,781,917)	(145,429)
Accounts payable, accrued expenses and other payables	953,253	355,767
Net cash used in operating activities	(9,073,783)	(1,764,233)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(2,684,884)	(8,141)
Net cash used in acquisition of subsidiaries, net	(2,571,749)	(45,999)
Net cash used in investing activities	(5,256,633)	(54,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 3% convertible promissory note, net of costs	33,900,000
Repayment of 12% convertible promissory notes	(5,000,000)
Repayment of capital lease obligation	-	(2,340)
Net cash provided by (used in) financing activities	28,900,000	(2,340)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	581,470	(12,463)

NET INCREASE (DECREASE) IN CASH	15,151,054	(1,833,176)

CASH, BEGINNING OF PERIOD	2,233,528	2,898,523

CASH, END OF PERIOD	$17,384,582	$1,065,347

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$-	$-
Interest paid for convertible promissory note	$346,625	$-
Interest paid for capital lease arrangement	$-	$317

Non-cash activities:
Issuance of common stock for acquisition of subsidiaries (Note 6)	$3,738,000	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

In January 2008, the Company acquired 100% equity interest of CityHorizon Limited, a British Virgin Islands company. The Company issued 1,500,000 shares of restricted common stock of par value of $0.001 each, totaling $3,738,000 as part of the consideration.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.                   INTERIM FINANCIAL STATEMENT

The accompanying unaudited condensed consolidated financial statements of Network CN Inc., its subsidiaries and variable interest entities (collectively “NCN” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of our financial position and results of operations.

The condensed consolidated financial statements for the three months ended March 31, 2008 and 2007 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, previously filed with the Securities and Exchange Commission on March 24, 2008.

NOTE 2.                   ORGANIZATION AND PRINCIPAL ACTIVITIES

Network CN Inc., originally incorporated on September 10, 1993, is a Delaware corporation with headquarters in the Hong Kong Special Administrative Region, the People’s Republic of China (the “PRC” or “China”). The Company is engaged in building a nationwide information and entertainment network in China through its Media Network and Travel Network.

Details of the Company’s principal subsidiaries and variable interest entities as of March 31, 2008 are described in Note 5 – Subsidiaries and variable interest entities.

NOTE 3.                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Preparation

These financial statements were prepared on a going concern basis. The Company has determined that the going concern basis of preparation is appropriate based on its estimates and judgments of future performance of the Company, future events and projected cash flows. At each balance sheet date, the Company evaluates its estimates and judgments as part of its going concern assessment. Based on its assessment, the Company believes there are sufficient financial and cash resources to finance the Company as a going concern in the next twelve months. Accordingly, management has prepared the financial statements on a going concern basis.

(B) Principles of Consolidation

The condensed consolidated financial statements include the financial statements of Network CN Inc., its subsidiaries and variable interest entities. All significant intercompany transactions and balances have been eliminated upon consolidation.

(C) Use of Estimates

In preparing condensed consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Differences from those estimates are reported in the period they become known and are disclosed to the extent they are material to the condensed consolidated financial statements taken as a whole.

(D) Cash and Cash Equivalents

Cash includes cash on hand, cash accounts, and interest bearing savings accounts placed with banks and financial institutions. For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2008 and 2007, the Company had no cash equivalents.

(E) Allowance for Doubtful Accounts

Allowance for doubtful accounts is made against accounts receivable to the extent they are considered to be doubtful. Accounts receivable in the balance sheet are stated net of such allowance. The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions, and other factors that may affect customers’ ability to pay to determine the level of allowance required.

(F) Equipment, Net

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

Construction in progress represents the costs incurred in connection with the construction of roadside advertising panels and mega-size advertising panels of the Companies. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. When completed, the roadside advertising panels and mega-size advertising panels have economic life of 5 years and 7 years respectively.

(G) Intangible Assets, Net

Intangible assets are stated at cost, less accumulated amortization and provision for impairment loss. Intangible assets that have indefinite useful lives are not amortized. Other intangible assets with finite useful lives are amortized on straight-line basis over their estimated useful lives of 16 months to 20 years. The amortization methods and estimated useful lives of intangible assets are reviewed regularly.

(H) Impairment of Long-Lived Assets

Long-lived assets, including intangible assets with definite lives, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. An intangible asset that is not subject to amortization is reviewed for impairment annually or more frequently whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset and intangible assets exceeds the sum of the undiscounted cash flows expected to be generated from the asset’s use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset calculated using a discounted cash flow analysis.

(I) Deferred Charges, Net

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

(J) Convertible Promissory Notes and Warrants

In 2007, the Company issued 12% convertible promissory note and warrants and 3% convertible promissory notes and warrants. In 2008, the Company issued additional warrants to purchase shares of the Company’s common stock and warrants to purchase shares of the Company’s common stocks. The Company allocated the proceeds of the convertible promissory notes between convertible promissory notes and the financial instruments related to warrants associated with convertible promissory notes based on their relative fair values at commitment date. The fair value of the financial instruments related to warrants associated with convertible promissory notes was determined utilizing the Black-Scholes option pricing model and the respective allocated proceeds to warrants is recorded in additional paid-in capital. The embedded beneficial conversion feature associated with convertible promissory notes was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital in according to Emerging Issues Task Force (“EITF”) Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” and EITF Issue No. 00-27,  “Application of Issue No. 98-5 to Certain Convertible Instruments.”

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

In addition, the Company fully redeemed 12% promissory notes due May 2008 which was issued in November 2007 at a redemption price equal to 100% of the principal amount of $5,000,000 plus accrued and unpaid interest. The Company recognized the unamortized portion of the associated deferred charges and debt discount as expenses included in amortization of deferred charges and debt discount on the consolidated statements of operation during the period of extinguishment.

(K) Revenue Recognition

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

(L) Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”, and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. Effective January 1, 2006, the Company adopted SFAS 123R, using a modified prospective application transition method, which establishes accounting for stock-based awards in exchange for employee services. Under this application, the Company is required to record stock-based compensation expense for all awards granted after the date of adoption and unvested awards that were outstanding as of the date of adoption. SFAS 123R requires that stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized in expense over the requisite services period.

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

(M) Income Taxes

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

(N) Comprehensive Income (Loss)

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

(O) Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed in accordance with SFAS No. 128, “Earnings Per Share” by dividing the net income (loss) attributable to holders of common stock by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares including the dilutive effect of common share equivalents then outstanding.

The diluted net loss per share is the same as the basic net loss per share for the three months ended March 31, 2008 and 2007 as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

(P) Operating Leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Payments made under operating leases are charged to the consolidated statements of operations on a straight-line basis over the lease period.

(Q) Foreign Currency Translation

The Company uses the United States dollar as its functional and reporting currency. Monetary assets and liabilities denominated in currencies other than the United States dollar are remeasured into the United States dollar at the rates of exchange at the balance sheet date. Transactions in currencies other than the United States dollar during the year are converted into the United States dollar at the rates of exchange at the transaction dates. Exchange differences are recognized in the statement of operations.

On consolidation, balance sheets of subsidiaries denominated in currencies other than the United States dollar are translated into the United States dollar at the rates of exchange at the balance sheet date. Statements of operations of subsidiaries denominated in currencies other than the United States dollar are translated into the United States dollar at average rates of exchange during the year. Exchange differences resulting from the translation of financial statements denominated in currencies other than the United States dollar and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are accumulated and credited or charged directly to a separate component of shareholders’ equity (deficit) and are reported as other comprehensive income (loss).

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

(R) Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, which consist of cash, accounts receivables, prepaid expenses and other current assets, accounts payable, accrued expenses and other payables, approximates fair value due to the short-term maturities.

The carrying value of the Company’s financial instruments related to warrants associated with convertible promissory notes issued in 2007 is stated at a value being equal to the allocated proceeds of convertible promissory notes based on the relative fair value of notes and warrants. In the measurement of the fair value of these instruments, the Black-Scholes option pricing model is utilized, which is consistent with the Company’s historical valuation techniques. These derived fair value estimates are significantly affected by the assumptions used. The allocated value of the financial instruments related to warrants associated with convertible promissory notes is recorded as an equity, which does not require to mark-to-market as of each subsequent reporting period.

(S) Concentration of Credit Risk

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

(T) Segmental Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company’s operating segments are organized internally primarily by the type of services rendered. It is the management’s view that the services rendered by the Company are of three operating segments: Media Network, Travel Network and Investment Holding.

(U) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently assessing the impact of adopting SFAS No. 141 (R) and SFAS No. 160 on its financial statements and related disclosures.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is currently assessing the impact of adopting SFAS 161 on its financial statements and related disclosures.

NOTE 4.                   RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current period’s presentation. The reclassification did not have an effect on total revenues, total expenses, loss from operations, net loss and net loss per share.

NOTE 5.                   SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal consolidated subsidiaries and variable interest entities as of March 31, 2008 were as follows:

Name	Place of incorporation	Ownership interest attributable to the Company	Principal activities
NCN Group Limited	British Virgin Islands	100%	Investment holding
NCN Media Services Limited	British Virgin Islands	100%	Investment holding
NCN Management Services Limited	British Virgin Islands	100%	Investment holding
Crown Winner International Limited	Hong Kong	100%	Investment holding
CityHorizon Limited	Hong Kong	100%	Investment holding
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
NCN Huamin Management Consultancy (Beijing) Company Limited	The PRC	100%	Provision of administrative and management services
Shanghai Quo Advertising Company Limited	The PRC	100%	Provision of advertising services
Xuancaiyi (Beijing) Advertising Company Limited	The PRC	51%	Provision of advertising services
Guangdong Tianma International Travel Service Co., Ltd.	The PRC	55%	Provision of tour services
NCN Landmark International Hotel Group Limited	British Virgin Islands	99.9%	Provision of hotel management services
Beijing NCN Landmark Hotel Management Limited	The PRC	99.9%	Provision of hotel management services
Teda (Beijing) Hotels Management Limited	The PRC	100%	Dormant and undergo wind down process
NCN Asset Management Services Limited	British Virgin Islands	100%	Dormant
NCN Travel Services Limited	British Virgin Islands	100%	Dormant
NCN Financial Services Limited	British Virgin Islands	100%	Dormant
NCN Hotels Investment Limited	British Virgin Islands	100%	Dormant
NCN Pacific Hotels Limited	British Virgin Islands	100%	Dormant
Linkrich Enterprise Advertising and Investment Limited	Hong Kong	100%	Dormant
CityHorizon Limited (Note 6)	British Virgin Islands	100%	Investment holding
Hui Zhong Lian He Media Technology Co., Ltd (Note 6)	The PRC	100%	Provision of high-tech services
Beijing Hui Zhong Bo Na Media Advertising Co., Ltd (Note 6)	The PRC	100%	Provision of advertising services
Hui Zhi Bo Tong Media Advertising Beijing Co., Ltd (Note 6)	The PRC	100%	Provision of advertising services
Crown Eagle Investment Limited	Hong Kong	100%	Dormant
Profit Wave Investment Limited	Hong Kong	100%	Dormant

Remarks :

The Company established its wholly owned subsidiaries, Crown Eagle Investment Limited and Profit Wave Investment Limited in January 2008.

NOTE 6.                   BUSINESS COMBINATIONS

(a) Acquisition of CityHorizon BVI

On January 1, 2008, the Company and its wholly owned subsidiary CityHorizon Limited, a Hong Kong company (“CityHorizon Hong Kong”), entered into a Share Purchase Agreement with CityHorizon Limited, a British Virgin Islands company (“CityHorizon BVI”), Hui Zhong Lian He Media Technology Co., Ltd., a wholly owned subsidiary of CityHorizon BVI (“Lianhe”), Beijing Hui Zhong Bo Na Media Advertising Co., Ltd., a wholly owned subsidiary of CityHorizon BVI (“Bona”), and Liu Man Ling, an individual and sole shareholder of CityHorizon BVI pursuant to which the Company, through its subsidiary CityHorizon Hong Kong, acquired 100% of the issued and outstanding shares of CityHorizon BVI from Liu Man Ling. Pursuant to the Share Purchase Agreement, the Company in January 2008 paid the Liu Man Ling US$5,000,000 in cash and issued Liu Man Ling 1,500,000 shares of restricted common stock of par value of $0.001 each, totaling $3,738,000. The total purchase consideration was $8,738,000. The acquisition will strengthen the Company’s Media Network in China.

The acquisition has been accounted for using the purchase method of accounting and the results of operations of CityHorizon BVI, Lianhe and Bona have been included in the Company's consolidated statement of operations since the completion of the acquisition on January 1, 2008.

The allocation of the purchase price is as follows:

Cash	$2,427,598
Prepayments for advertising operating rights	2,450,794
Prepayments and other current assets	170,347
Equipment, net	1,995,702
Intangible assets, net	1,973,865
Liabilities assumed	(280,306)
Total purchase price	$8,738,000

Intangible assets represent application systems internally developed by Lianhe for controlling LED activities. Based on a valuation performed by an independent valuer, the fair value of the application systems as of the date of acquisition amounted to RMB31,000,000 (equivalent to US$4,252,564). This fair value, after deducting negative goodwill of $2,278,699 arising from business combination with Cityhorizon BVI, Lianhe and Bona, equaled to $1,973,865. Such net amount was amortized over the useful lives of the application systems.

 (b)           Consolidation of variable interest entity - Botong

On January 1, 2008, the Company caused its subsidiary, Lianhe, to enter into a series of commercial agreements with Hui Zhi Bo Tong Media Advertising Beijing Co., Ltd (“Botong”), a company organized under the laws of the PRC, and their respective registered shareholders, pursuant to which Lianhe provides exclusive technology and management consulting services to Botong in exchange for services fees, which amount to substantially all of the net income of Botong. Each of the registered PRC shareholders of Botong also entered into equity pledge agreements and option agreements, which cannot be amended or terminated except by written consent of all parties, with Lianhe. Pursuant to these equity pledge agreements and option agreements, each shareholder pledged such shareholder’s interest in Botong for the performance of such Botong’s payment obligations under its respective exclusive technology and management consulting services agreements. In addition, Lianhe has been assigned all voting rights by the shareholders of Botong and has the option to acquire the equity interests of Botong at a mutually agreed purchase price which shall first be used to repay any loans payable to Lianhe or any affiliate of Lianhe by the registered PRC shareholders.

In addition, Lianhe committed to extend loan totaling US$137,179 as of January 1, 2008 to the registered shareholders of Botong for the purpose of financing such shareholders’ investment in Botong. Through the above contractual arrangement, Lianhe was the primary beneficiary of Botong which was a variable interest entity as defined under FIN 46 (Revised), “Consolidation of Variable Interest Entities”. The results of operations of Botong have been included in the Company's consolidated statement of operations since January 1, 2008.

On January 1, 2008, the net assets of Botong was as follows:

Cash	$653
Prepaid expenses and other current assets	102,154
Equipment, net	599,348
Intangible asset	551,031
Liabilities assumed	(1,116,007)
Net assets	$137,179

Identifiable intangible right of $551,031 is measured at fair value as of the effective date of Lianhe and Botong entering into the above commercial agreements and is amortized over the remaining contract period of Botong’s advertising right.

NOTE 7.                   INTANGIBLE ASSETS, NET

The following table set forth information for intangible assets subject to amortization and intangible asset subject to amortization as of March 31, 2008 and December 31, 2007:

	As of March 31, 2008 (Unaudited)	As of December 31, 2007 (Audited)
Amortized intangible rights
Gross carrying amount	$8,376,298	7,825,267
Less: accumulated amortization	(1,209,424)	(999,106)
Less: provision for impairment loss	(711,611)	(711,611)
Amortized intangible rights, net	6,455,263	6,114,550

Unamortized intangible right
Gross carrying amount	815,902	815,902
Less: provision for impairment	(815,902)	(815,902)
Unamortized intangible right, net	-	-

Amortized application systems
Gross carrying amount	$1,973,865	-
Less: accumulated amortization	(49,347)	-
Amortized application systems, net	1,924,518	-

Intangible assets, net	$8,379,781	6,114,550

The increase in amortized intangible rights and amortized application systems were attributable to the consolidation of Botong and the acquisition of Cityhorizion BVI respectively. Please refer to Note 6 – Business Combinations for details. Total amortization expense of intangible assets of the Company for the quarters ended March 31, 2008 and 2007 amounted to $259,665 and $79,471 respectively.

NOTE 8.                   CONVERTIBLE PROMISSORY NOTES AND WARRANTS

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

On February 13, 2008, the Company fully redeemed 12% promissory notes due May 2008 which was issued in November 2007 at a redemption price equal to 100% of the principal amount of $5,000,000 plus accrued and unpaid interest. No penalty or premium was charged for such early redemption. The Company recognized the unamortized portion of the associated deferred charges and debt discount as expenses included in amortization of deferred charges and debt discount on the consolidated statements of operation during the period of extinguishment.

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

As of March 31, 2008, none of the conversion options and warrants associated with the above convertible promissory notes was exercised.

The following table details the accounting treatment of the convertible promissory notes:

	12% Convertible Promissory Note	3% Convertible Promissory Notes (first and second tranche)	3% Convertible Promissory Notes (third tranche)	Total
Proceeds of convertible promissory notes	$5,000,000	$15,000,000	$35,000,000	$55,000,000
Allocation of proceeds:
Allocated relative fair value of warrants	(333,670)	(2,490,000)	(5,810,000)	(8,633,670)
Allocated intrinsic value of beneficial conversion feature	-	(4,727,272)	(11,030,303)	(15,757,575)
Total net proceeds of the convertible promissory notes as of March 31, 2008	4,666,330	7,782,728	18,159,697	30,608,755
Prepayment of convertible promissory notes	(5,000,000)	-	-	(5,000,000)
Amortization of debt discount for the quarter ended March, 2008	333,670	4,881,191	11,221,587	16,436,448
Net carrying value of convertible promissory notes	$-	$12,663,919	$29,381,284	$42,045,203

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

The warrants issued in connection with 12% convertible promissory note and 3% convertible promissory notes meet the criteria of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” for equity classification. Accordingly, the conversion features do not require derivative accounting. The intrinsic value of beneficial conversion feature is calculated in according to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. For 3% convertible promissory note, as the effective conversion price after allocating a portion of the proceeds to the warrants was less than the Company’s market price of common stock at commitment date, it was considered to have a beneficial conversion feature while for 12% convertible promissory note, no beneficial conversion feature existed. The value of beneficial conversion feature is recorded as a reduction in the carrying value of the convertible promissory notes against additional paid-in capital. As 3% convertible promissory notes are convertible at the date of issuance, the respective debt discount equivalent to the value of beneficial conversion feature is fully amortized through interest expense as of the date of issuance.

Amortization of Deferred Charges and Debt Discount

The amortization of deferred charges and debt discount for the three months ended March 31, 2008 were as follows:

	Warrants	Conversion Features	Deferred Charges	Total
12% convertible promissory note	$259,204	-	80,700	339,904
3% convertible promissory notes	$309,747	11,030,303	110,576	11,450,626
Total	$568,951	11,030,303	191,276	11,790,530

NOTE 9.                   COMMITMENTS AND CONTINGENCIES

(a)  Commitments

1. Rental Lease Commitment

The Company’s existing rental leases do not contain significant restrictive provisions. The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases as of March 31, 2008:

Nine months ending December 31,2008	$348,321
Fiscal year ending December 31,
2008	$348,321
2009	329,547
2010	145,160
2011	9,288
Total	$828,407

2. Annual Rights and Operating Fee Commitment

Since November 2006, the Company, through its subsidiaries NCN Media Services Limited, Quo Advertising , Xuancaiyi, Bona and Botong has acquired rights from third parties to operate 12,984 roadside advertising panels and 14 mega-size advertising panels for periods ranging from 16 months to 20 years.

The following table sets forth the estimated future annual commitment of the Company with respect to the rights 12,984 roadside advertising panels and 14 mega-size advertising panels that the Company held as of March 31, 2008:

(In millions)
Nine months ending December 31,2008	$16.8
Fiscal year ending December 31,
2008	16.8
2009	14.1
2010	3.8
2011	3.7
2012	3.7
Thereafter	24.8
Total	$66.9

3. Capital commitments

At March 31, 2008, the Company had commitments for capital projects in progress in connection with construction of roadside advertising panels and mega-size advertising panels of approximately $12,493,000.

(b)  Contingencies

The Company accounts for loss contingencies in accordance with SFAS 5, “Accounting for Loss Contingencies” and other related guidelines. Set forth below is a description of certain loss contingencies as of March 31, 2008 and management’s opinion as to the likelihood of loss in respect of loss contingency.

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

Tianma is now appealing the court’s decision. The Company believes that there is a reasonably high chance of overturning the court’s decision. In addition, the Company has been indemnified for any future liability upon the acquisition by the prior owners of Tianma. Accordingly, no provision has been made by the Company to the above claims as of March 31, 2008.

NOTE 10.                      STOCKHOLDERS’ EQUITY

(a)  Stock, Options and Warrants Issued for Services

1. In February 2006, the Company issued an option to purchase up to 225,000 shares of common stock to its legal counsel at an exercise price of $0.10 per share. So long as the counsel’s relationship with the Company continues, one-twelfth of the shares underlying the option vest and become exercisable each month from the date of issuance. The option may be exercised for 120 days after termination of the relationship. The fair market value of the option was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following assumptions and estimates: expected dividend 0%, volatility 147%, a risk-free rate of 4.5% and an expected life of one (1) year. The value of an option recognized during the quarters ended March 31, 2008 and 2007 were $nil and $1,317 respectively. The options were exercised in April 2007.

2. In August 2006, the Company issued a warrant to purchase up to 100,000 shares of restricted common stock to a consultant at an exercise price $0.70 per share. One-fourth of the shares underlying the warrant become exercisable every 45 days beginning from the date of issuance. The warrant shall remain exercisable until August 25, 2016. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following assumptions and estimates: expected dividend 0%, volatility 192%, a risk-free rate of 4.5% and an expected life of one (1) year. The value recognized for the quarters ended March 31, 2008 and 2007 was approximately $nil and $10,145 respectively.

3. In April 2007, the Company issued 45,000 S-8 shares of common stock of par value of $0.001 each, totaling $18,000 to its legal counsel for services rendered.

4. In April 2007, the Company issued 377,260 S-8 shares of common stock of par value of $0.001 each, totaling $85,353 to its directors and officers for services rendered.

5. In July 2007, NCN Group Management Limited entered into Executive Employment Agreements (the “Agreements”) with Godfrey Hui, Chief Executive Officer, Daniel So, Managing Director, Daley Mok, Chief Financial Officer, Benedict Fung, the President, and Stanley Chu, General Manager. Pursuant to the Agreements, each executive was granted shares of the Company’s common stock subject to annual vesting over five years in the following amounts:  Mr. Hui, 2,000,000 shares; Mr. So, 2,000,000 shares; Dr. Mok 1,500,000 shares; Mr. Fung 1,200,000 shares and Mr. Chu, 1,000,000 shares. In connection with these stock grants and in accordance with SFAS 123R, the Company recognized non-cash stock-based compensation of $699,300 and $nil included in Payroll on the consolidated statement of operations for the quarters ended March 31, 2008 and 2007 respectively.  Out of the total shares granted under the Agreements, on January 2, 2008, an aggregate of 660,000 S-8 shares with par value of $0.001 each were vested and issued to the concerned executives.

6. In August 2007, the Company issued 173,630 shares of restricted common stock of par value of $0.001 each, totaling $424,004 to a consultant for services rendered. The value of stock grant is fully amortized and recognized during the six months ended December 31, 2007.

7. In August 2007, the Company issued 230,000 S-8 shares of common stock of par value of $0.001 each, totaling $69,500 to its directors and officers for services rendered.

8. In September, 2007, the Company entered into a service agreement with independent directors, Peter Mak, Gerd Jakob, Edward Lu, Ronglie Xu and Joachim Burger. Pursuant to the service agreements, each independent director was granted shares of the Company’s common stock subject to a vesting period of ten months in the following amounts: Peter Mak:15,000 shares; Ronglie Xu:15,000 shares; Joachim Burger:15,000 shares, Gerd Jakob:10,000 shares and Edward Lu:10,000 shares. In connection with these stock grants and in accordance with SFAS 123R, the Company recognized $43,485 and $nil of non-cash stock-based compensation included in Payroll on the consolidated statement of operation for the quarters ended March, 2008 and 2007 respectively.

9. In November 2007, the Company was obligated to issue a warrant to purchase up to 300,000 shares of restricted common stock to a placement agent for provision of agency services in connection with the issuance of 3% convertible promissory notes as mentioned in Note 8 – Convertible Promissory Notes and Warrants at an exercise price $3.0 per share which are exercisable for a period of two years. The fair value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following weighted average assumptions: expected dividend 0%, volatility 182%, a risk-free rate of 4.05 % and an expected life of two (2) year. The value of the warrant recognized for the quarter ended March 31, 2008 was $31,985.

10. In December 31, 2007, the Company committed to grant 235,000 S-8 shares of common stock to certain employees of the Company for their services rendered during the year ended December 31, 2007. In connection with these stock grants and in accordance with SFAS 123R, the Company fully recognized non-cash stock-based compensation of $611,000 in Payroll on the consolidated statement of operation for the year ended December 31, 2007. Such 235,000 S-8 shares of par value of $0.001 each were issued on January 2, 2008.

 (b)    Stock Issued for Acquisition

1. In January 2007, in connection with the acquisition of Quo Advertising, the Company issued 300,000 shares of restricted common stock of par value of $0.001 each, totaling $843,600.

2. In January 2008, in connection with the acquisition of CityHorizon BVI, the Company issued 1,500,000 shares of restricted common stock of par value of $0.001 each, totaling $3,738,000 as part of consideration.

(c)    Stock Issued for Private Placement

In April 2007, the Company issued and sold 500,000 shares of restricted common stock of par value of $0.001 each, totaling $1,500,000 in a private placement. No investment banking fees were incurred as a result of this transaction.

(d)    Conversion Option and Stock Warrants Issued in Notes Activities

On November 12, 2007, pursuant to the 12% Note and Warrant Purchase Agreement of $5,000,000, the Company issued warrants to purchase up to 250,000 shares of the Company’s common stock at the exercise price of $2.30 per share, which are exercisable for a period of two years to Wei An. The allocated proceeds to the warrants of $333,670 based on the relative fair value of 12% Convertible Promissory Notes and warrants were recorded as reduction in the carrying value of the note against additional-paid in capital. As the effective conversion price is higher than the Company’s market price of common stock at commitment date, no beneficial conversion existed. Please refer to Note 8 – Convertible Promissory Note and Warrant for details.

On November 19, 2007, pursuant to the 3% Note and Warrant purchase Agreement, the Company issued warrants to purchase up to 2,400,000 shares of the Company’s common stock at the exercise price of $2.5 per share and 1,714,285 shares of the Company’s common stock at the exercise price of $3.5 per share associated with the convertible notes of $6,000,000 in the first closing. On November 28, 2007, the Company also issued warrants to purchase up to 3,600,000 shares of the Company’s common stock at the exercise price of $2.5 per share and 2,571,430 shares of the Company’s common stock at the exercise price of $3.5 per share. The allocated proceeds to these warrants were $2,490,000 in aggregate which were recorded as reduction in the carrying value of the notes against additional paid-in capital. As the effective conversion price after allocating a portion of the proceeds to the warrants was less than the Company’s market price of common stock at commitment date, it was considered to have a beneficial conversion feature with value of $4,727,272 recorded as a reduction in the carrying value of the notes against additional paid-in capital. Please refer to Note 8 – Convertible Promissory Note and Warrant for details.

On January 31, 2008, the Company issued $35,000,000 in 3% Convertible Promissory Notes and amended and restated $15,000,000 in 3% Convertible Promissory Notes issued in late 2007. In addition, the Company issued additional warrants to purchase 14,000,000 shares of the Company’s common stock at $2.50 per share and warrants to purchase 10,000,000 shares of the Company’s common stock at $3.50 per share. Concurrently with the Third Closing, the Company loaned substantially all the proceeds from 3% Convertible Promissory Notes to its direct wholly owned subsidiary, NCN Group Limited (“NCN Group”), and such loan was evidenced by an intercompany note issued by NCN Group in favor of the Company (the “NCN Group Note”). The Company entered into a Security Agreement, dated as of January 31, 2008 pursuant to which the Company granted to the collateral agent for the benefit of the Investors a first-priority security interest in certain of its assets, including the NCN Group Note and 66% of the shares of NCN Group. In addition, NCN Group and certain of the Company’s indirect wholly owned subsidiaries each granted the Company a security interest in certain of the assets of such subsidiaries to, among other things, secure the NCN Group Note and certain related obligations.  The allocated proceeds to these warrants were $5,810,000 in aggregate which were recorded as reduction in the carrying value of the notes against additional paid-in capital. As the effective conversion price after allocating a portion of the proceeds to the warrants was less than the Company’s market price of common stock at commitment date, it was considered to have a beneficial conversion feature with value of $11,030,303 recorded as a reduction in the carrying value of the notes against additional paid-in capital. Please refer to Note 8 – Convertible Promissory Note and Warrant for details.

NOTE 11.            RELATED PARTY TRANSACTIONS

During the quarters ended March 31, 2008 and 2007, the Company have not entered into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest:

NOTE 12.            NET LOSS PER COMMON SHARE

Net loss per share information for the quarters ended March 2008 and 2007 was as follows:

	2008	2007
Numerator:
Net loss	$(18,813,760)	$(3,214,395)
Denominator:
Weighted average number of shares outstanding, basic	71,418,201	67,520,718
Effect of dilutive securities
Options and warrants	-	-
Weighted average number of shares outstanding, diluted	71,418,201	67,520,718

Earnings/(Losses) per ordinary share – basic and diluted
Net loss per share – basic and diluted	$(0.26)	$(0.05)

The diluted net loss per share is the same as the basic net loss per share for the quarters ended March 31, 2008 and 2007 as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share. The securities that could potentially dilute basic earnings (loss) per share in the future that were not included in the computation of diluted earnings (loss) per share because of anti-dilutive effect as of March 31, 2008 and 2007 were summarized as follows:

	2008	2007
Potential common equivalent shares:
Stock options for services	-	287,032
Stock warrants for services (1)	64,869	77,141
Conversion feature associated with convertible promissory notes to common stock	10,466,200	-
Common stock to be granted to directors executives and employees for services (including nonvested shares)	7,105,000	-
Total	17,636,069	364,173

Remarks:

(1)
As of March 31, 2008, the number of potential common equivalent shares associated with warrants issued for services was 64,869 which was related to a warrant to purchase 100,000 common stock issued by the Company to a consultant in 2006 for service rendered at an exercise price of $0.70, which expired in August 2016.

NOTE 13.            BUSINESS SEGMENTS

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

For the Three Months Ended March 31, 2008	Media Network	Travel Network	Investment Holding	Total
Revenue	$584,167	$8,458,482	$-	$9,042,649
Loss from operations	(4,799,017)	15,434	(1,994,741)	6,778,324
Depreciation and amortization
-Equipment and intangible assets	429,403	2,396	10,159	441,958
-Deferred charges and debt discount	-	-	11,790,530	11,790,530
Interest expense			346,625	346,625
Assets	43,457,567	1,899,768	12,074,903	57,432,238
Capital Expenditures	3,087,514	5,285	1,064	3,093,863

For the Three Months Ended March 31, 2007	Media Network	Travel Network	Investment Holding	Total
Revenue	$393,899	$2,375,828	$-	$2,769,727
Loss from operations	98,327	(104,447)	(3,230,727)	(3,236,847)
Depreciation and amortization-equipment and intangible assets	353	1,597	88,243	90,193
Assets	755,422	981,833	8,020,054	9,757,309
Capital Expenditures	2,712	(1,546)	6,975	8,141

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS

The following management’s discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in “Part I — Financial Information, Item 1. Financial Statements.” All amounts are expressed in U.S. dollars.

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

Our business plan is to build a nationwide information and entertainment network in the PRC. To achieve this goal, we have established two business divisions: our Media Business division and our Non-Media Business division. During the latter half of 2006, we adjusted our primary focus away from our Non-Media Business to our Media Business and began building a media network with the goal of becoming a nationwide leader in out-of-home, digital display advertising, roadside LED digital video panels and mega-size video billboards. We took the first step in November 2006 by securing a media-related contract for installing and managing outdoor LED advertising video panels. In 2007, we acquired Shanghai Quo Advertising Company Limited (“Quo Advertising”), an advertising agency in Shanghai, China and Xuancaiyi (Beijing) Advertising Company Limited (“Xuancaiyi”), an advertising agency in Beijing, China. In 2008, the Company and its wholly owned subsidiary CityHorizon Limited, a Hong Kong company (“CityHorizon Hong Kong”), completed the acquisition of 100% of the issued and outstanding shares of CityHorizon Limited, a British Virgin Islands company,(“CityHorizon BVI”) and by entering into a series of commercial agreements giving effective control of Quo Advertising, Bona and Botong to the Company, we secured rights to operate mega-size digital video billboards and roadside LED panels in prominent cities in the PRC and began generating revenues from our Media Business. As of March 31, 2008, we have installed 11,117 roadside LED panels, 167 roadside rolling light boxes and 12 mega-sized digital billboards, a portion of which were put into operation during this quarter. In 2008, we expect to continue to place additional LED panels into operation, which will contribute to the Company’s media business revenue in the coming quarters.

Our Non-Media Business is composed of two sectors: Travel Network and e-Network. Through our Travel Network we provide agency tour services and hotel management services. In 2006, we acquired 55% of the equity interest in Guangdong Tianma International Travel Service Co., Ltd. (“Tianma”), a company organized under the laws of the PRC and engaged in the provision of tour services to customers both inside and outside of the PRC. In 2006 and 2007, we earned substantially all of our revenues from tour services. Our Travel Network also provides day-to-day management services to hotels and resorts in the PRC. Revenue from hotel management services declined in 2007 as a result of a decrease in the number of hotel properties that we manage. In 2008, we expect that the strong economic growth in China will continue and consumer spending in the travel service industry will continue to be strong. In addition, events such as the 2008 Beijing Olympics and the World Expo to be held in Shanghai in 2010, will occur in the next few years which we believe will support the growth of travel industry in China. At the same time, we expect to face increasing competition from hotels and airlines as they increase selling efforts or engage in alliances with other travel service providers.

Through our e-Network, we plan to establish a fully integrated and comprehensive business- to-business (B2B) and business-to consumer (B2C) travel network by providing a broad range of products and services. The development of our e-Network is still in the planning stage and we do not expect to generate substantial revenues from our e-Network in the near future.

Management’s current focus is on developing its Media Business, while less resources will be deployed for its Non-Media business division.

For more information relating to the Company’s business, please see the section entitled “Description of Business” in the Annual Report on Form 10-KSB as filed by Network CN Inc. with the United States Securities and Exchange Commission on March 24, 2008.

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

(1) Equipment, Net

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

Construction in progress represents the costs incurred in connection with the construction of roadside advertising panels and mega-size advertising panels of the Companies. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. When completed, the roadside advertising panels and mega-size advertising panels have economic life of 5 years and 7 years respectively.

(2) Intangible Assets, Net

Intangible assets are stated at cost, less accumulated amortization and provision for impairment loss. Intangible assets that have indefinite useful lives are not amortized. Other intangible assets with finite useful lives are amortized on straight-line basis over their estimated useful lives of 16 months to 20 years. The amortization methods and estimated useful lives of intangible assets are reviewed regularly.

(3) Impairment of Long-Lived Assets

Long-lived assets, including intangible assets with definite lives, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. An intangible asset that is not subject to amortization is reviewed for impairment annually or more frequently whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset and intangible assets exceeds the sum of the undiscounted cash flows expected to be generated from the asset’s use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset calculated using a discounted cash flow analysis.

(4) Deferred Charges, Net

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

(5) Convertible Promissory Notes and Warrants

In 2007, the Company issued a 12% convertible promissory note and warrants and 3% convertible promissory notes and warrants. In 2008, the Company issued additional 3% convertible promissory notes and warrants to purchase shares of the Company’s common stock. The Company allocated the proceeds of the convertible promissory notes between convertible promissory notes and the financial instruments related to warrants associated with convertible promissory notes based on their relative fair values at commitment date. The fair value of the financial instruments related to warrants associated with convertible promissory notes was determined utilizing the Black-Scholes option pricing model and the respective allocated proceeds to warrants is recorded in additional paid-in capital. The embedded beneficial conversion feature associated with convertible promissory notes was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital in according to Emerging Issues Task Force (“EITF”) Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” and EITF Issue No. 00-27,  “Application of Issue No. 98-5 to Certain Convertible Instruments.”

The portion of debt discount resulting from allocation of proceeds to the financial instruments related to warrants associated with convertible promissory notes is being amortized to interest expense over the life of the convertible promissory notes, using the effective yield method. For the portion of debt discount resulting from allocation of proceeds to the beneficial conversion feature, it is recognized as interest expense over the minimum period from the date of issuance to the date of earliest conversion, using the effective yield method. In addition, the Company fully redeemed the 12% convertible promissory note due May 2008 originally issued in November 2007 at a redemption price equal to 100% of the principal amount of $5,000,000 plus accrued and unpaid interest. The Company recognized the unamortized portion of the associated deferred charges and debt discount as expenses included in amortization of deferred charges and debt discount on the consolidation statements of operation during the period of extinguishment.

(6) Revenue Recognition

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

(7) Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”, and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. Effective January 1, 2006, the Company adopted SFAS 123R, using a modified prospective application transition method, which establishes accounting for stock-based awards in exchange for employee services. Under this application, the Company is required to record stock-based compensation expense for all awards granted after the date of adoption and unvested awards that were outstanding as of the date of adoption. SFAS 123R requires that stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized in expense over the requisite services period.

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

(8) Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Under SFAS 109, deferred tax assets and liabilities are provided for the future tax effects attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from items including tax loss carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or reversed. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(9) Foreign Currency Translation

The Company uses the United States dollar as its functional and reporting currency. Monetary assets and liabilities denominated in currencies other than the United States dollar are remeasured into the United States dollar at the rates of exchange at the balance sheet date. Transactions in currencies other than the United States dollar during the year are converted into the United States dollar at the rates of exchange at the transaction dates. Exchange differences are recognized in the statement of operations.

On consolidation, balance sheets of subsidiaries denominated in currencies other than the United States dollar are translated into the United States dollar at the rates of exchange at the balance sheet date. Statements of operations of subsidiaries denominated in currencies other than the United States dollar are translated into the United States dollar at average rates of exchange during the year. Exchange differences resulting from the translation of financial statements denominated in currencies other than the United States dollar and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are accumulated and credited or charged directly to a separate component of shareholders’ equity (deficit) and are reported as other comprehensive income (loss).

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

(10) Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, which consist of cash, accounts receivables, prepaid expenses and other current assets, accounts payable, accrued expenses and other payables, approximates fair value due to the short-term maturities.

The carrying value of the Company’s financial instruments related to warrants associated with convertible promissory notes issued in 2007 is stated at a value being equal to the allocated proceeds of convertible promissory notes based on the relative fair value of notes and warrants. In the measurement of the fair value of these instruments, the Black-Scholes option pricing model is utilized, which is consistent with the Company’s historical valuation techniques. These derived fair value estimates are significantly affected by the assumptions used. The allocated value of the financial instruments related to warrants associated with convertible promissory notes is recorded as an equity, which does not require to mark-to-market as of each subsequent reporting period.

(11) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements.” The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently assessing the impact of adopting SFAS No. 141 (R) and SFAS No. 160 on its financial statements and related disclosures.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is currently assessing the impact of adopting SFAS 161 on its financial statements and related disclosures.

RESULTS OF OPERATIONS

For the three months ended March 31, 2008 and 2007

Revenues

In the three months ended March 31, 2008 our revenues were derived primarily from the sale of tour services, although revenues from advertising services also increased during the period.  Revenues increased by 226% to $9,042,649 for the three months ended March 31, 2008, as compared to $2,769,727 for the corresponding prior year period. The increase was primarily attributable to an increase in travel services revenues generated from Tianma. Revenues from travel services and advertising services for the three months ended March 31, 2008 were $8,458,482 and $584,167, respectively, as compared to $2,375,828 and $393,899, respectively, for the corresponding prior year period, an increase of 256% and 48%, respectively.

Cost of Travel Services

Cost of tour services increased by 251% to $8,301,823 for the three months ended March 31, 2008 compared to $2,364,924 for the corresponding prior year period, as a result of the increase in the sale of tour services and the increase in fuel prices. The fuel price surge started in 2007 and crude oil prices rose to US$100 per barrel. Since fuel is a major cost component for airlines and other travel providers, rising prices have increased our operating expenses and had an adverse impact on the profitability of our tour services.

Cost of Advertising Services

Cost of advertising services for the three months ended March 31, 2008 was $3,437,630 and $246,682, respectively, an increase of 1293% over the corresponding prior year periods. The significant increase was attributable to the acquisition of Quo Advertising, Botong and Bona in 2007 and 2008. The increase was mainly attributable to amortization of advertising rights and depreciation of LED panels as the Company started to generate LED advertising income in late 2007.

Professional Fees

Professional fees for the three months ended March 31, 2008 decreased by 56% to $1,221,303 compared to $2,776,490 for the corresponding prior year period, primarily due to a decrease in the number of shares of the Company's common stock issued for services in the current period.

Payroll

Payroll for the three months ended March 31, 2008 was $1,609,487, an increase of 377% as compared to $337,394 for the corresponding prior year period. The significant increase was mainly due to (1) an increase in the number of employees attributable to the acquisition of Quo Advertising, Botong and Bona, and (2) an increase in the amount of non-cash stock-based compensation for directors and officers’ services rendered in accordance to SFAS 123R.

Other Selling, General and Administrative

Other selling, general and administrative expenses for the three months ended March 31, 2008 were $1,250,730, compared to $281,084 for the corresponding prior year period, an increase of 345%. The increase was primarily due to an increase in amortization of intangible assets related to the acquisitions of Botong and Lianhe. Rental expense, entertainment and staff benefits also increased in part as a result of these acquisitions as well as costs associated with the rapid expansion of our corporate structure.

Net loss

The Company incurred a net loss of $18,813,760 for the three months ended March 31, 2008, an increase of 485% compared to a net loss of $3,214,395 for the corresponding prior year period. The increase in net loss was driven by several factors: (1) the increase in amortization of deferred charges and a debt discount associated with the issuance of convertible promissory notes in 2007 and 2008. The value of beneficial conversion feature is recorded as a reduction in the carrying value of the convertible promissory notes against additional paid-in capital. As 3% convertible promissory notes are convertible at the date of issuance, the respective debt discount being equal to the value of beneficial conversion feature of $11,030,303 is fully amortized through interest expense as of the date of issuance. (2) the increase in amortization charges of intangible assets of $130,847 which was due to identifiable intangible assets of were revalued as the effective control started over Botong and Lianhe (3) increase in cost of advertising services related to our media business as mention above, and (5) an increase in professional fees, payroll and other selling, general and administrative expenses recorded by the Company as a result of our expansion.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, the Company had cash and cash equivalents of $17,384,582 compared to $2,233,528 as of December 31, 2007, representing an increase of $15,151,054. The increase was attributable to issuance of convertible promissory notes during the period.

Net cash utilized by operating activities for the three months ended March 31, 2008 was $9,073,783, as compared with $1,764,233 for the corresponding prior year period. The increase in net cash used in operating activities was attributable to an increase in fees paid to acquire rights to install and operate LED panels and billboards.

Net cash used in investing activities for the three months ended March 31, 2008 was $5,256,633, compared with net cash used of $54,140 for the corresponding prior year period. For the three months ended March 31, 2008, the investing activities consisted primarily of the purchase of equipment related to our media business as well as costs associated with the acquisitions of Quo Advertising and CityHorizon BVI.

Net cash provided by financing activities was $28,900,000 for the three months ended March 31, 2008, compared with cash used in financing activities of $2,340 for the corresponding prior year period. The increase was primarily attributable to the issuance of $35,000,000 in 3% Convertible Promissory Notes in 2008 and the amendment and restatement of $15,000,000 in 3% Convertible Promissory Notes issued in late 2007, offset by $5,000,000 paid to redeem outstanding 12% promissory notes due May 2008.

Capital Expenditures

We continue to seek opportunities to enter new markets, increase market share or broaden service offerings through acquisitions. During the period ended March 31, 2008, we acquired assets of $2,684,884, financed through working capital.

Commitments

Since November 2006, the Company, through its subsidiaries, NCN Media Services Limited, Quo Advertising, Xuancaiyi and Bona, have acquired rights from third parties to operate 12,984 roadside LED panels and 14 mega-sized digital billboards for periods ranging from 2 to 20 years.

A summary of the estimated future annual rights and operating fee commitments based on the 12,984 roadside LED panels and 14 mega-sized digital billboards as of March 31, 2008 is as follows:

(In millions)
Nine months ending December 31,2008	$16.8
Fiscal year ending December 31,
2008	16.8
2009	14.1
2010	3.8
2011	3.7
2012	3.7
Thereafter	24.8
$66.9

The Company is also responsible for the cost of installing part of the 12,984 roadside LED panels and 14 mega-sized digital billboards. The Company estimates that the capital investment including installation costs for each roadside LED panel is approximately $20,000 to $25,000, and for each mega-sized digital billboard, depending on its size, is about $600,000 to $2,000,000. As such, the total capital expenditure for these projects will be approximately $12 million.

In addition to the funds raised through private placements in 2007 and 2008, the Company is considering issuing new equity securities as well as arranging debt instruments to finance these projects. The Company’s rights to install the panels are not subject to a detailed installation timetable, so we are not under any time pressure to raise necessary capital.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The following discussion about our market risk involves forward-looking statements. Actual results could differ from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest rate sensitivity – The Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market rates. The Company’s fair value interest-rate risk arises from convertible notes which were issued at fixed rates.

Foreign currency exchange risk – We face exposure to adverse movements in foreign currency exchange rates. Because our financial results are denominated in U.S. dollars, our foreign currency exchange exposure is related to the fact that our business transactions are denominated in RMB and our funding will be denominated in USD, fluctuations in exchange rates between USD and RMB will affect our balance sheet and financial results. Our assets and liabilities related to RMB were related to accounts receivable and payables. Since July 2005, RMB is no longer pegged to the USD but is pegged against a basket of currencies as a whole in order to keep a more stable exchange rate for international trading. With the very strong economic growth in China in the last few years, RMB is facing a very high pressure to appreciate against USD. Such pressure may result in more fluctuations in exchange rates and in turn our business may suffer from higher foreign currency exchange rate risk.  There are very few options available in China to hedge our exposure to exchange rate fluctuations. In addition, hedging transactions are generally prohibited in the PRC financial markets, and more important, the frequent changes in PRC exchange control regulations limit our hedging ability for RMB. As of March 31, 2008, we do not expect an increase or decrease in the foreign exchange rate for RMB will have a material impact on our financial position. We have not hedged against foreign currency fluctuations.

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were operating effectively.

(b) Changes in Internal Control over Financial Reporting.  There have been no significant changes in our internal controls over financial reporting that occurred during the first quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures.

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

Item 1A. Risk Factors

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

China's central bank announced on January 16, 2008 that it would raise the required reserve ratio for commercial banks by half a percentage point as of January 25, 2008. As a result, the ratio was raised to 15%, the highest since 1984. The intention of this action, together with other stringent monetary policies, is to reduce lending power in an effort to cool down the economic overheating. Together with this action, the central bank raised the reserve ratio 11 times and benchmark interest rates six times from last year. China's stock market benchmark Shanghai Composite Index almost doubled in 2007 and the economy expanded 11.5 % in the first three quarters of 2007.

Such move is due to the fact that the PRC government is concerned about the appreciation of the RMB and accelerating inflation pressure. In January 2008, China's macro data showed a slightly decrease in both the trade surplus and money supply from November. China’s December trade surplus is US$22.7 billion and it shows a jump of 48 % from a year earlier. Due to the export surplus, M2, the broadest measure of money supply, rose 16.7 % to US$5.55 trillion from a year earlier. Along with the trade surplus growth, it helps push up foreign reserves to a total US$1.53 trillion by the end of 2007. At the same time, economic growth is likely to continue accelerating. Inflation in China surged to 6.9 % in November 2007, the fastest since 1996.

It is expected that the PRC government will continue to institute further tightening measures. The interest rate and the reserve requirement ratio would likely go higher in this year. These actions, together with other actions and policies of the PRC government, could materially affect our liquidity and operations.

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

Our acquisitions of Tianma, Quo Advertising, Xuancaiyi, Lianhe and Bona were structured to attempt to fully comply with PRC rules and regulations. However, such arrangements may be adjudicated by relevant PRC government agencies as not being in compliance with PRC governmental regulations on foreign investment in traveling and advertising industries and such structures may limit our control with respect to such entities.

Since 2001, the PRC Government has only allowed foreign investors to operate a travel business in China if the foreign investors have a record of travel operations outside China for at least three years with annual revenue of USD 40 million. The minimum capital investment is RMB 4 million and the foreign investors must be members of the China Tourism Association. Moreover, foreign investors are restricted from running outbound travel services. In order to penetrate this market, we acquired a majority interest of Tianma, a travel agency headquartered in the Guangdong province of the PRC in June 2006 through certain contractual arrangements. With the grant of the International Travel Agency Business License by China National Tourism Administration, Tianma is allowed to operate outbound travel services. Through our contractual arrangements, we designated a PRC citizen to hold 55% of the equity interest of Tianma in trust for our benefit. Tianma directly operates our traveling agent business.

Since 2005, the PRC government has allowed foreign investors to directly own 100% of an advertising business if the foreign investor has at least three years of direct operations in the advertising business outside of China or to own less than 100% if the foreign investor has at least two years of direct operations in the advertising industry outside of China. As we do not currently directly operate an advertising business outside of China, we are not entitled to directly own 100% of an advertising business in China.

Our advertising business was run through our contractual arrangements with our PRC operating subsidiary Quo Advertising. Quo Advertising was owned by two PRC citizens designated by us and directly operated our advertising network projects. In January 2008, we restructured our advertising business after further acquiring two media subsidiaries, Lianhe and Bona. We, through our newly acquired company, Lianhe, entered into an exclusive management consulting services agreement and an exclusive technology consulting services agreement with each of Quo Advertising, Bona and Botong. In addition, Lianhe also entered into an equity pledge agreement and an option purchase agreement with each of the shareholders of Quo Advertising, Bona and Botong pursuant to which these shareholders pledged 100% of their shares to Lianhe and granted Lianhe the option to acquire their shares at a mutually agreed purchase price which shall first be used to repay any loans payable to Lianhe or any affiliate of Lianhe by the registered PRC shareholders. These commercial arrangements enable us to exert effective control on these entities, and transfer their economic benefits to us for financial results consolidation.

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

We are subject to the range of operating risks to travel-related industry.

The profitability of travel-related industry that we operate in may be affected by a number of factors, including:

•	International and regional economic conditions;

•	the availability of and demand for hotel rooms and apartments;

•	the desirability of particular locations and changes in travel patterns of domestic and foreign travelers;

•	taxes and government regulations that influence or determine wages, prices, interest rates, and other costs;

•	the availability of capital to allow us and joint venture partners to fund investments;

•	the increase in wages and labor costs, energy, mortgage interest rates, insurance, transportation and fuel, and other expenses.

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

In the past, the Company has relied on contractual arrangements with the shareholders of Tianma and Quo Advertising to operate our travel and advertising businesses respectively. In January 2008, we restructured our advertising business after acquiring Lianhe and Bona. We, through our newly acquired company, Lianhe, entered into a series of commercial agreements with each of Quo Advertising, Bona and Botong and their respective registered shareholders. It enables us to exert effective control over these entities, and to consolidate their financial results. These contractual arrangements and commercial agreement arrangements may not be as effective in providing us with control over Tianma and media subsidiaries as direct ownership. If our PRC operating subsidiaries or any of their subsidiaries and shareholders fails to perform their respective obligations under these contractual arrangements and commercial agreement arrangements, we may have to incur substantial costs and resources to enforce such arrangements, and rely on legal remedies under PRC law. This would also include seeking specific performance or injunctive relief, and claiming damages, which we cannot guarantee to be effective.

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

There are no formal PRC laws or regulations that define or regulate out-of-home advertising. It has been reported that the relevant PRC government authorities are currently considering adopting new regulations governing out-of-home advertising. We cannot predict the timing of establishing such regulations and their impact on our Company. Changes in laws and regulations or the enactment of new laws and regulations governing placement or content of out-of-home advertising, may affect our business prospects and results of operations. For instance, the PRC government has promulgated regulations allowing foreign companies to hold a 100% equity interest in PRC advertising companies starting from December 10, 2005. We are not certain how the PRC government will implement this regulation or how it could affect our business and our organization structure.

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

We may also decide to finance Tianma or our advertising subsidiaries by means of capital contributions. These capital contributions to Tianma or our advertising subsidiaries must be approved by the PRC Ministry of Commerce or its local counterpart. We cannot guarantee that we can obtain these government registrations or approvals on a timely basis, if at all, with respect to future loans or capital contributions by us to our operating subsidiaries. If we fail to receive such registrations or approvals, these would adversely affect the liquidity of our operating subsidiaries and our ability to expand the business.

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

Certain terms of the Company’s convertible promissory notes and Common Stock warrants could result in other security holders suffering potentially significant dilution.

The Company’s convertible promissory notes and warrants, as well as the purchase agreement, contain various provisions that protect the interests of the holders of these securities in a manner that may be adverse to our Common Stock holders. The 3% Convertible Promissory Notes bear interest at 3% per annum payable semi-annually in arrears and mature on June 30, 2011. The 3% Convertible Promissory Notes are convertible into shares of common stock at an initial conversion price of $1.65 per share, subject to customary anti-dilution adjustments. In addition, the conversion price will be adjusted downward on an annual basis if the Company should fail to meet certain annual earnings per share (“EPS”) targets described in the Purchase Agreement. In the event of a default, or if the Company’s actual EPS for any fiscal year is less than 80% of the respective EPS target, certain of the investors may require the Company to redeem the 3% Convertible Promissory Notes at 100% of the principal amount, plus any accrued and unpaid interest, plus an amount representing a 20% internal rate of return on the then outstanding principal amount. The Warrants grant the holders the right to acquire shares of common stock at $2.50 and $3.50 per share, subject to customary anti-dilution adjustments. The exercise price of the Warrants will also be adjusted downward whenever the conversion price of the 3% Convertible Promissory Notes is adjusted downward in accordance with the provisions of the Purchase Agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other information

Not applicable.

Item 6. Exhibits

EXHIBIT INDEX
Exhibit No.	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK CN INC.

Date: May 14, 2008	By:	/s/ GODFREY HUI
Godfrey Hui,
Chief Executive Officer

Date: May 14, 2008	By:	/s/ DALEY MOK
Daley Mok,
Chief Financial Officer