Form 10KSB/A
period 2007-12-31
NETWORK CN INC
filed 2008-08-11
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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
Title of Each Class
Common Stock, $0.001 Par Value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   YES☐   NO☒

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒   NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒ 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

Documents Incorporated by Reference:
None

Transitional Small Business Disclosure Format (Check one): YES ☐     NO ☒

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-KSB (this “Amendment No. 1”) amends the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, originally filed with the U.S. Securities and Exchange Commission ( the “SEC”) on March 24, 2008 (the “Original Report”), of Network CN Inc., a Delaware corporation ( the “Company”, “our”, “we”, or “us”). We are filing this Amendment No. 1 to include the comments received from the Staff of the SEC with respect to (1) amendment to the Report of Independent Registered Public Accounting Firms as a result of Webb & Company. P.A. being replaced with Jimmy C.H. Cheung & Co as our principal independent auditor. and (2) additional disclosure on the accounting policies for prepayments of advertising operating rights and convertible promissory notes and warrants included in Part II, Item 6. “Management’s Discussion and Analysis or Plan of Operation”- Critical Accounting Policies and Part II, Item 7. “Financial Statements and Supplementary Data” - Summary of Significant Accounting Policies and Note 10 – Convertible Promissory Notes and Warrants.

This Amendment No. 1 is not intended to revise any of the financial data presented in the Original Report. Other than the revisions referred to above and related consents and certifications, all other information included in the Original Report remains unchanged. This Amendment No. 1 continues to speak as of the date of the Original Report and is not intended to, nor does it, reflect events that have occurred since the filing of the Original Report, and does not modify or update the disclosures therein in any way other than as required to reflect the changes described above.

PART II

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

1.           Prepayments for advertising operating rights

Prepayments for advertising operating rights are measured at cost less accumulated amortization and impairment losses. Cost includes prepaid expenses directly attributable to the acquisition of advertising operating rights. Such prepaid expenses are in general charged to the consolidated statements of operations on a straight-line basis over the operating period. The operating periods of the existing advertising operating rights range from 16 months to 20 years. All the costs expected to be amortized after 12 months of the balance sheet date are classified as non-current assets.

An impairment loss is recognized when the carrying amount of the prepayments for advertising operating rights exceeds the sum of the undiscounted cash flows expected to be generated from the advertising operating right’s use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset calculated using a discounted cash flow analysis.

2.           Equipment, net

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

4.           Impairment of Long-Lived Assets

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

5.           Convertible Promissory Notes and Warrants

In 2007, the Company issued 12% convertible promissory note and warrants and 3% convertible promissory notes and warrants. As of December 31, 2007, the warrants and embedded conversion feature were classified as equity under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and met the other criteria in paragraph 11(a) of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. Such classification will be reassessed at each balance sheet date. The Company allocated the proceeds of the convertible promissory notes between convertible promissory notes and the financial instruments related to warrants associated with convertible promissory notes based on their relative fair values at commitment date. The fair value of the financial instruments related to warrants associated with convertible promissory notes was determined utilizing the Black-Scholes option pricing model and the respective allocated proceeds to warrants is recorded in additional paid-in capital. The embedded beneficial conversion feature associated with convertible promissory notes was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital in according to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” .

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

6.           Early Redemption of Convertible Promissory Notes

Should early redemption of convertible promissory notes occur, the unamortized portion of the associated deferred charges and debt discount would be fully written off and the early redemption premium, if any, will be recognized as an expense upon its occurrence. All such related charges, if material, would be aggregated and included in a separate line, charges on early redemption of convertible promissory notes, which would be included in ordinary activities on the consolidated statements of operations as required by SFAS No.145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.

Pursuant to the provisions of agreements in connection with 3% convertible promissory notes, certain of investors may require the company to redeem the 3% Convertible Promissory Notes at 100% of the principal amount, plus any accrued and unpaid interest, plus an amount representing a 20% internal rate of return on the then outstanding principal amount in the event of a default, or if the Company’s actual EPS in any fiscal year is less than 80% of the respective EPS target. The Company accounts for such potential liability of 20% internal rate of return on the then outstanding principal amount in accordance with SFAS No. 5, “Accounting for Contingencies”.

7.           Revenue Recognition

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

8.           Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R,“Share-Based Payment” , a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” , and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees”  and its related implementation guidance. Effective January 1, 2006, the Company adopted SFAS 123R, using a modified prospective application transition method, which establishes accounting for stock-based awards in exchange for employee services. Under this application, the Company is required to record stock-based compensation expense for all awards granted after the date of adoption and nonvested awards that were outstanding as of the date of adoption. SFAS 123R requires that stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized in expense over the requisite services period.

Common stock, stock options and warrants issued to other than employees or directors in exchange for services are recorded on the basis of their fair value, as required by SFAS No. 123R, which is measured as of the date required by EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ”. In accordance with EITF 96-18, the non-employee stock options or warrants are measured at their fair value by using the Black-Scholes option pricing model as of the earlier of the date at which a commitment for performance to earn the equity instruments is reached (“performance commitment date”) or the date at which performance is complete (“performance completion date”). The stock-based compensation expenses are recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Accounting for non-employee stock options or warrants which involve only performance conditions when no performance commitment date or performance completion date has occurred as of reporting date requires measurement at the equity instruments then-current fair value. Any subsequent changes in the market value of the underlying common stock are reflected in the expense recorded in the subsequent period in which that change occurs.

9.           Income Taxes

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

10.           Foreign Currency Translation

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

11.              Consolidation of variable interest entity

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

ITEM 7.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of' Directors of:
Network CN, Inc. and Subsidiaries

We have audited the accompanying balance sheet of Network CN, Inc. as of December 31, 2007, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly in all material respects, the financial position of Network CN, Inc. as of December 31, 2007 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Network CN Inc.

We have audited the consolidated balance sheet of Network CN Inc. and subsidiaries as of December 31, 2007 and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the ultimate holding company, which statements reflect total assets of $2.1 million for 2007. Those statements were audited by other accountants whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the ultimate holding company is based on the reports of other accountants.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Network CN Inc. and subsidiaries as of December 31, 2007 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Jimmy C.H. Cheung & Co
JIMMY C.H. CHEUNG & CO
Certified Public Accountants

Hong Kong
Date: July 29, 2008

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

(E) Prepayments for advertising operating rights

Prepayments for advertising operating rights are measured at cost less accumulated amortization and impairment losses. Cost includes prepaid expenses directly attributable to the acquisition of advertising operating rights. Such prepaid expenses are in general charged to the consolidated statements of operations on a straight-line basis over the operating period. The operating periods of the existing advertising operating rights range from 16 months to 20 years. All the costs expected to be amortized after 12 months of the balance sheet date are classified as non-current assets.

An impairment loss is recognized when the carrying amount of the prepayments for advertising operating rights exceeds the sum of the undiscounted cash flows expected to be generated from the advertising operating right’s use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset calculated using a discounted cash flow analysis.

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

(G) Intangible Rights, Net

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

(H) Impairment of Long-Lived Assets

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

(J) Convertible Promissory Notes and Warrants

In 2007, the Company issued 12% convertible promissory note and warrants and 3% convertible promissory notes and warrants. As of December 31, 2007, the warrants and embedded conversion feature were classified as equity under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and met the other criteria in paragraph 11(a) of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. Such classification will be reassessed at each balance sheet date. The Company allocated the proceeds of the convertible promissory notes between convertible promissory notes and the financial instruments related to warrants associated with convertible promissory notes based on their relative fair values at commitment date. The fair value of the financial instruments related to warrants associated with convertible promissory notes was determined utilizing the Black-Scholes option pricing model and the respective allocated proceeds to warrants is recorded in additional paid-in capital. The embedded beneficial conversion feature associated with convertible promissory notes was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital in according to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”.

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

(K) Early Redemption of Convertible Promissory Notes

Should early redemption of convertible promissory notes occur, the unamortized portion of the associated deferred charges and debt discount would be fully written off and the early redemption premium, if any, will be recognized as an expense upon its occurrence. All such related charges, if material, would be aggregated and included in a separate line, charges on early redemption of convertible promissory notes, which would be included in ordinary activities on the consolidated statements of operations as required by SFAS No.145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”

Pursuant to the provisions of agreements in connection with 3% convertible promissory notes, certain of investors may require the company to redeem the 3% Convertible Promissory Notes at 100% of the principal amount, plus any accrued and unpaid interest, plus an amount representing a 20% internal rate of return on the then outstanding principal amount in the event of a default, or if the Company’s actual EPS in any fiscal year is less than 80% of the respective EPS target. The Company accounts for such potential liability of 20% internal rate of return on the then outstanding principal amount in accordance with SFAS No. 5, “Accounting for Contingencies”.

(L) Revenue Recognition

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

(M) Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” , a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” , and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees”  and its related implementation guidance. Effective January 1, 2006, the Company adopted SFAS 123R, using a modified prospective application transition method, which establishes accounting for stock-based awards in exchange for employee services. Under this application, the Company is required to record stock-based compensation expense for all awards granted after the date of adoption and nonvested awards that were outstanding as of the date of adoption. SFAS 123R requires that stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized in expense over the requisite services period.

Common stock, stock options and warrants issued to other than employees or directors in exchange for services are recorded on the basis of their fair value, as required by SFAS No. 123R, which is measured as of the date required by EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ”. In accordance with EITF 96-18, the non-employee stock options or warrants are measured at their fair value by using the Black-Scholes option pricing model as of the earlier of the date at which a commitment for performance to earn the equity instruments is reached (“performance commitment date”) or the date at which performance is complete (“performance completion date”). The stock-based compensation expenses are recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Accounting for non-employee stock options or warrants which involve only performance conditions when no performance commitment date or performance completion date has occurred as of reporting date requires measurement at the equity instruments then-current fair value. Any subsequent changes in the market value of the underlying common stock are reflected in the expense recorded in the subsequent period in which that change occurs.

(N) Income Taxes

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

(O) Comprehensive Income (Loss)

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

(P) Earnings (Loss) Per Common Share

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

(Q) Operating Leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Payments made under operating leases are charged to the consolidated statements of operations on a straight-line basis over the lease period.

(R) Foreign Currency Translation

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

(S) Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, which consist of cash, accounts receivables, prepaid expenses and other current assets, accounts payable, accrued expenses and other payables, approximates fair value due to the short-term maturities.

The carrying value of the Company’s financial instruments related to warrants associated with convertible promissory notes issued in 2007 is stated at a value being equal to the allocated proceeds of convertible promissory notes based on the relative fair value of notes and warrants. In the measurement of the fair value of these instruments, the Black-Scholes option pricing model is utilized, which is consistent with the Company’s historical valuation techniques. These derived fair value estimates are significantly affected by the assumptions used. The allocated value of the financial instruments related to warrants associated with convertible promissory notes is recorded as an equity, which does not require to mark-to-market as of each subsequent reporting period ,

(T) Concentration of Credit Risk

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

(U) Segmental Reporting

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

(V) Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations”  (“SFAS No. 141 (R)”), replacing SFAS No. 141, “Business Combinations”  (“SFAS No. 141”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” . SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and re-measured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS No. 160 establishes accounting and reporting standards for non controlling interests (i.e. minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements of SFAS No. 160, which are to be applied retrospectively for all periods presented, SFAS No. 141 (R) and SFAS No. 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of adopting SFAS No. 141 (R) and SFAS No. 160 on its financial statements and related disclosures.

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

Both the warrants and embedded conversion features issued in connection with 12% convertible promissory note and 3% convertible promissory notes meet the criteria of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” for equity classification and also met the other criteria in paragraph 11(a) of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” as of December 31, 2007. Accordingly, the conversion features do not require derivative accounting. The intrinsic value of beneficial conversion feature is calculated in according to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio”  and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” . For 3% convertible promissory note, as the effective conversion price after allocating a portion of the proceeds to the warrants was less than the Company’s market price of common stock at commitment date, it was considered to have a beneficial conversion feature while for 12% convertible promissory note, no beneficial conversion feature existed. The value of beneficial conversion feature is recorded as a reduction in the carrying value of the convertible promissory notes against additional paid-in capital. As 3% convertible promissory notes are convertible at the date of issuance, the respective debt discount being equal to the value of beneficial conversion feature of $4,727,272 is fully amortized through interest expense as of the date of issuance.

Amortization of Deferred Charges and Debt Discount

The amortization of deferred charges and debt discount for the year ended December 31, 2007 were as follows:

	Warrants	Conversion Features	Deferred Charges	Total
12% convertible promissory note	$74,466	$-	$19,301	$93,767
3% convertible promissory notes	35,456	4,727,272	9,856	4,772,584
Total	$109,922	$4,727,272	$29,157	$4,866,351

PART III

ITEM 13.	EXHIBITS

The following Exhibits are filed as part of this Amendment No.1 to Annual Report on Form 10-KSB:

23.1	Consent of independent auditors Webb & Company, P.A. *
23.2	Consent of independent auditors Jimmy C.H. Cheung & Co. *
24.1	Power of Attorney (included in the Signatures section of this report).
31.1	Rule 13a-15(e)/15d-15(e) Certification by the Chief Executive Officer. *
31.2	Rule 13a-15(e)/15d-15(e) Certification by the Chief Financial Officer. *
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
 * Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Date: August 11, 2008

NETWORK CN INC.
By: /s/ Godfrey Hui
Godfrey Hui
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below appoints Godfrey Hui his or her attorney-in-fact, with full power of substitution and re-substitution, to sign any and all amendments to this report on Form 10-KSB/A of Network CN Inc., and to file them, with all their exhibits and other related documents, with the Securities and Exchange Commission, ratifying and confirming all that their attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue of this appointment. In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Godfrey Hui	Director and Chief Executive Officer	August 11, 2008
Godfrey Hui

/s/ Daley Mok	Director and Chief Financial Officer	August 11, 2008
Daley Mok

/s/ Daniel So	Managing Director	August 11, 2008
Daniel So

/s/ Stanley Chu	Director	August 11, 2008
Stanley Chu

/s/ Peter Mak	Director	August 11, 2008
Peter Mak