Form 10-Q
period 2008-06-30
NETWORK CN INC
filed 2008-08-11
CIK 934796

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes☒ No☐

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
Yes☐     No☒

As of July 31, 2008, 71,611,608 shares of the Registrant’s common stock, par value $0.001 per share, were outstanding.

NETWORK CN INC. AND SUBSIDIARIES
FORM 10-Q

All financial information in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (“Quarterly Report”) is in United States dollars, referred to as “U.S. Dollars” or “$”.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (“Quarterly Report”) contains forward-looking statements about our business, financial condition and prospects based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from or worse than our expectations. These risks, uncertainties and other factors include those listed under “Part I Financial Information, Item 3 Quantitative and Qualitative Disclosure About Market Risk” and “Part II Other information, Item 1A Risk Factors" and elsewhere in this Quarterly Report, and some of which we may not know. Forward-looking statements are all statements that concern plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical fact, including, but not limited to, those that are identified by the use of terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue" or the negative of these terms or other comparable terminology.

Unless otherwise required by law, we assume no obligation to update or otherwise revise the forward-looking statements in this Quarterly Report, whether as a result of new information, future events or otherwise. Because of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report might not occur in the way we expect, or at all. Accordingly, you should not place undue reliance on any forward-looking information. Also, forward-looking statements represent our management's beliefs and assumptions only as of the date of this Quarterly Report. You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report completely and with the understanding that future results could differ materially from those contemplated by the forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NETWORK CN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	Note	As of June 30, 2008 (Unaudited)	As of December 31, 2007 (Audited)
ASSETS
Current Assets
Cash		$12,776,103	$2,233,528
Accounts receivable, net		2,290,175	1,093,142
Prepayments for advertising operating rights		14,047,318	13,636,178
Prepaid expenses and other current assets		8,113,850	3,101,699
Total Current Assets		37,227,446	20,064,547

Equipment, Net		5,861,729	257,403
Intangible Assets, Net	7	8,120,116	6,114,550
Deferred Charges, Net		1,464,189	670,843

TOTAL ASSETS		$52,673,480	$27,107,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, accrued expenses and other payables		$6,973,916	$3,490,586
Current liabilities from discontinued operations		3,655	3,655
12% convertible promissory note, net	8	-	4,740,796
Total Current Liabilities		6,977,571	8,235,037

3% Convertible Promissory Notes Due 2011, Net	8	42,471,397	12,545,456

TOTAL LIABILITIES		49,448,968	20,780,493

COMMITMENTS AND CONTINGENCIES	9

MINORITY INTERESTS		311,957	347,874

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 800,000,000 shares authorized Issued and outstanding: 71,546,608 and 69,152,000 as of June 30, 2008 and December 31, 2007 respectively		71,547	69,152
Additional paid-in capital	10	57,869,105	35,673,586
Accumulated deficit		(56,721,809)	(29,829,059)
Accumulated other comprehensive income		1,693,712	65,297
TOTAL STOCKHOLDERS’ EQUITY		2,912,555	5,978,976

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$52,673,480	$27,107,343

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
LOSS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)
		For the Three Months ended		For the Six Months Ended
	Note	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
REVENUES
Travel services		$9,727,135	$5,038,199	$18,185,617	$7,414,027
Advertising services		1,053,888	106,025	1,638,055	499,924
Total Revenues		10,781,023	5,144,224	19,823,672	7,913,951

COST OF REVENUES
Cost of travel services		9,628,249	4,930,215	17,930,072	7,295,139
Cost of advertising services		4,645,264	109,691	8,606,604	356,373
Total Cost of Revenues		14,273,513	5,039,906	26,536,676	7,651,512

GROSS (LOSS) PROFIT		(3,492,490)	104,318	(6,713,004)	262,439

OPERATING EXPENSES
Selling and marketing		941,697	72,239	1,582,015	119,245
General and administrative		2,806,436	2,190,975	5,723,928	5,538,937
Total Operating Expenses		3,748,133	2,263,214	7,305,943	5,658,182

LOSS FROM OPERATIONS		(7,240,623)	(2,158,896)	(14,018,947)	(5,395,743)

OTHER INCOME
Interest income		31,496	4,632	42,141	10,148
Other income		23,077	1,321	40,815	3,963
Total Other Income		54,573	5,953	82,956	14,111

INTEREST EXPENSE
Amortization of deferred charges and debt discount	8	541,573	-	12,332,103	-
Interest expense		379,166	105	725,791	422
Total Interest Expense		920,739	105	13,057,894	422

NET LOSS BEFORE INCOME TAXES AND MINORITY INTERESTS		(8,106,789)	(2,153,048)	(26,993,885)	(5,382,054)
Income taxes		-	-	-	-
Minority interests		27,799	(9,482)	101,135	5,129
NET LOSS		(8,078,990)	(2,162,530)	(26,892,750)	(5,376,925)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain		1,019,097	19,346	1,628,415	12,454
COMPREHENSIVE LOSS		$(7,059,893)	$(2,143,184)	$(25,264,335)	$(5,364,471)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED
Net loss per common share – Basic and Diluted	12	$(0.11)	$(0.03)	$(0.38)	$(0.08)
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	12	71,546,608	65,581,866	71,482,405	68,054,224

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	For the Six Months Ended
	June 30, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,892,750)	$(5,376,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:
Equipment and intangible assets	896,163	188,845
Deferred charges and debt discount	12,332,103	-
Stock-based compensation for service	1,619,610	2,459,220
Loss on disposal of equipment	8,318	-
Provision for doubtful debts	-	23,261
Minority interests	(42,807)	(5,128)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,197,033)	(443,351)
Prepayments for advertising operating rights	(246,524)	-
Prepaid expenses and other current assets	(2,453,472)	(1,398,078)
Accounts payable, accrued expenses and other payables	2,087,017	2,180,679
Net cash used in operating activities	(13,889,375)	(2,371,477)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(3,260,027)	(15,641)
Net cash used in acquisition of subsidiaries, net	(2,708,928)	(45,999)
Net cash used in investing activities	(5,968,955)	(61,640)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 3% convertible promissory note, net of costs	33,900,000	-
Repayment of 12% convertible promissory note	(5,000,000)	-
Stock issued in placement for cash, net of costs	-	1,500,000
Warrant issued for services	-	22,500
Repayment of capital lease obligation	-	(3,120)
Net cash provided by financing activities	28,900,000	1,519,380

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,500,905	8,578

NET INCREASE (DECREASE) IN CASH	10,542,575	(905,159)

CASH, BEGINNING OF PERIOD	2,233,528	2,898,523

CASH, END OF PERIOD	$12,776,103	$1,993,364

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest paid for 12% convertible promissory note	$69,041	$-
Interest paid for capital lease arrangement	$-	$422

Non-cash activities:
Issuance of common stock for acquisition of subsidiaries (Note 6)	$3,738,000	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

In January 2008, the Company acquired 100% equity interest of Cityhorizon Limited (“Cityhorizon BVI”), a British Virgin Islands company. The Company issued 1,500,000 shares of restricted common stock of par value of $0.001 each, totaling $3,738,000 as part of the consideration.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC. AND SUBSIDARIES
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

The condensed consolidated financial statements for the three and six months ended June 30, 2008 and 2007 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB and Form 10-KSB/A for the fiscal year ended December 31, 2007, previously filed with the Securities and Exchange Commission on March 24, 2008 and August 11, 2008 respectively.

NOTE 2.    ORGANIZATION AND PRINCIPAL ACTIVITIES

Network CN Inc., originally incorporated on September 10, 1993, is a Delaware corporation with headquarters in the Hong Kong Special Administrative Region, the People’s Republic of China (the “PRC” or “China”). The Company is focused on building a nationwide media network in China.

Details of the Company’s principal subsidiaries and variable interest entities as of June 30, 2008 are described in Note 5 – Subsidiaries and Variable Interest Entities.

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

(B) Principles of Consolidation

The condensed consolidated financial statements include the financial statements of Network CN Inc., its subsidiaries and variable interest entities. Variable interest entities are those entities in which the Company, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the Company is the primary beneficiary of these entities. In accordance with Interpretation No. 46R Consolidation of Variable Interest Entities ("FIN 46R"), the primary beneficiary is required to consolidate the VIE for financial reporting purposes. All significant intercompany transactions and balances have been eliminated upon consolidation.

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

(D) Cash and Cash Equivalents

Cash includes cash on hand, cash accounts, and interest bearing savings accounts placed with banks and financial institutions. For the purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2008 and 2007, the Company had no cash equivalents.

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

(F) Prepayments for Advertising Operating Rights

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

(G) Equipment, Net

Equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life as follows:

Media display equipment	5 - 7 years
Office equipment	3 - 5 years
Furniture and fixtures	3 - 5 years
Leasehold improvements	Over the unexpired lease terms

Construction in progress is carried at cost less impairment losses, if any. It relates to construction of media display equipment. No provision for depreciation is made on construction in progress until the relevant assets are completed and put into use.

When equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is reflected in the statement of operations. Repairs and maintenance costs on equipment are expensed as incurred.

(H) Intangible Assets, Net

Intangible assets are stated at cost less accumulated amortization and provision for impairment loss. Intangible rights that have indefinite useful lives are not amortized. Other intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives of 16 months to 20 years. The amortization methods and estimated useful lives of intangible assets are reviewed regularly.

(I) Impairment of Long-Lived Assets

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

(J) Deferred Charges, Net

Deferred charges are fees and expenses directly related to the issuance of convertible promissory notes, including placement agents’ fee. Deferred charges are capitalized and amortized over the life of the convertible promissory notes using the effective yield method. Amortization of deferred charges is included in interest expense on the consolidated statement of operations while the unamortized balance is included in deferred charges on the consolidated balance sheet.

(K) Convertible Promissory Notes and Warrants

In 2007, the Company issued 12% convertible promissory note and warrants and 3% convertible promissory notes and warrants. In 2008, the Company issued additional 3% convertible promissory notes and warrants. As of June 30, 2008 and December 31, 2007, the warrants and embedded conversion feature were classified as equity under Emerging Issues Task Force (“EITF”) Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and met the other criteria in paragraph 11(a) of Statement of Financial Accounting Standards (“SFAS”) No.133 “Accounting for Derivative Instruments and Hedging Activities”. Such classification will be reassessed at each balance sheet date. The Company allocated the proceeds of the convertible promissory notes between convertible promissory notes and the financial instruments related to warrants associated with convertible promissory notes based on their relative fair values at the commitment date. The fair value of the financial instruments related to warrants associated with convertible promissory notes was determined utilizing the Black-Scholes option pricing model and the respective allocated proceeds to the warrants is recorded in additional paid-in capital. The embedded beneficial conversion feature associated with convertible promissory notes was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital in accordance with EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” and EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”.

The portion of debt discount resulting from the allocation of proceeds to the financial instruments related to warrants associated with convertible promissory notes is being amortized to interest expense over the life of the convertible promissory notes, using the effective yield method. A portion of debt discount resulting from the allocation of proceeds to the beneficial conversion feature is recognized as interest expense over the minimum period from the date of issuance to the date of earliest conversion, using the effective yield method.

(L) Early Redemption of Convertible Promissory Notes

Should early redemption of convertible promissory notes occur, the unamortized portion of the associated deferred charges and debt discount would be fully written off and any early redemption premium will be recognized as expense upon its occurrence. All related charges, if material, would be aggregated and included in a separate line “charges on early redemption of convertible promissory notes”. Such an expense would be included in ordinary activities on the consolidated statement of operations as required by SFAS No.145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.

Pursuant to the provisions of agreements in connection with the 3% convertible promissory notes, in the event of a default, or if the Company’s actual EPS in any fiscal year is less than 80% of the respective EPS target, certain investors may require the Company to redeem the 3% Convertible Promissory Notes at 100% of the principal amount, plus any accrued and unpaid interest, plus an amount representing a 20% internal rate of return on the then outstanding principal amount The Company accounts for such potential liability of 20% internal rate of return on the then outstanding principal amount in accordance with SFAS No. 5 “Accounting for Contingencies”.

(M) Revenue Recognition

For hotel management services, the Company recognizes revenue in the period when the services are rendered and collection is reasonably assured.

For tour services, the Company recognizes services-based revenue when the services have been performed. Guangdong Tianma International Travel Service Co., Ltd (“Tianma”) offers independent leisure travelers bundled packaged-tour products which include both air-ticketing and hotel reservations. Tianma’s packaged-tour products cover a variety of domestic and international destinations.

Tianma organizes inbound and outbound tour and travel packages which can incorporate, among other things, air and land transportation, hotels, restaurants and tickets to tourist destinations and other excursions. Tianma books all elements of such packages with third-party service providers such as airlines, car rental companies and hotels, or through other tour package providers and then resells such packages to its clients. A typical sale of tour services is as follows:

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

Tianma is the principal in such transactions and the primary obligor to the third-party providers regardless of whether it has received full payment from its customers. In addition, Tianma is also liable to the customers for any claims relating to the tours such as accidents or tour services. Tianma has adequate insurance coverage for accidental loss arising during the tours. The Company utilizes a network of sub-agents who operate strictly in Tianma’s name and can only advertise and promote the business of Tianma with the prior approval of Tianma.

For advertising services, the Company recognizes revenue in the period when advertisements are either aired or published.

(N) Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share-Based Payment”, a revision to SFAS No. 123 “Accounting for Stock-Based Compensation”, and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. Effective January 1, 2006, the Company adopted SFAS 123R, using a modified prospective application transition method, which establishes accounting for stock-based awards in exchange for employee services. Under this application, the Company is required to record stock-based compensation expense for all awards granted after the date of adoption and unvested awards that were outstanding as of the date of adoption. SFAS 123R requires that stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized in expense over the requisite services period.

Common stock, stock options and warrants issued to other than employees or directors in exchange for services are recorded on the basis of their fair value, as required by SFAS No. 123R, which is measured as of the date required by EITF Issue 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. In accordance with EITF 96-18, the non-employee stock options or warrants are measured at their fair value by using the Black-Scholes option pricing model as of the earlier of the date at which a commitment for performance to earn the equity instruments is reached (“performance commitment date”) or the date at which performance is complete (“performance completion date”). The stock-based compensation expenses are recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Accounting for non-employee stock options or warrants which involve only performance conditions when no performance commitment date or performance completion date has occurred as of reporting date requires measurement at the equity instruments then-current fair value. Any subsequent changes in the market value of the underlying common stock are reflected in the expense recorded in the subsequent period in which that change occurs.

(O) Income Taxes

The Company accounts for income taxes under SFAS No. 109 “Accounting for Income Taxes”. Under SFAS 109, deferred tax assets and liabilities are provided for the future tax effects attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from items including tax loss carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or reversed. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(P) Comprehensive Income (Loss)

The Company follows SFAS No. 130 “Reporting Comprehensive Income” for the reporting and display of its comprehensive income (loss) and related components in the financial statements and thereby reports a measure of all changes in equity of an enterprise that results from transactions and economic events other than transactions with the shareholders. Items of comprehensive income (loss) are reported in both the consolidated statement of operations and comprehensive loss and the consolidated statement of stockholders’ equity.

(Q) Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed in accordance with SFAS No. 128 “Earnings Per Share” by dividing the net income (loss) attributable to holders of common stock by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares including the dilutive effect of common share equivalents then outstanding.

The diluted net loss per share is the same as the basic net loss per share for the three and six months ended June 30, 2008 and 2007 as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

(R) Operating Leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Payments made under operating leases are charged to the consolidated statements of operations on a straight-line basis over the lease period.

(S) Foreign Currency Translation

The assets and liabilities of the Company’s subsidiaries denominated in currencies other than United States (“U.S.”) dollars are translated into U.S. dollars using the applicable exchange rates at the balance sheet date.

For statement of operations’ items, amounts denominated in currencies other than U.S. dollars were translated into U.S. dollars using the average exchange rate during the period. Equity accounts were translated at their historical exchange rates. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholders’ equity as accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are reflected in the consolidated statements of operations.

(T) Fair Value of Financial Instruments

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

(U) Concentration of Credit Risk

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

(V) Segmental Reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company’s operating segments are organized internally primarily by the type of services rendered. It is the management’s view that the services rendered by the Company are of three operating segments: Media Network, Travel Network and Investment Holding.

(W) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS No. 157 defined fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. In February 2008, the FASB released FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, expect those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2008. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157 “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141 (R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and re-measured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS No. 160 improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 141(R) and SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently assessing the impact of adopting SFAS No. 141 (R) and SFAS No. 160 on its financial statements and related disclosures.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is currently assessing the impact of adopting SFAS 161 on its financial statements and related disclosures.

In May 2008, the FASB issued SFAS 162 “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the accounting principles to be used. Any effect of applying the provisions of this statement will be reported as a change in accounting principle in accordance with SFAS No. 154 “Accounting Changes and Error Corrections”. SFAS No. 162 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have any impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion”. APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The Company is currently evaluating the impact of the adoption of this position could have on its financial condition, results of operations and cash flows.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Comapny is currently evaluating the impact of adoption of EITF No. 07-5 on its financial statements and related disclosures.

In June 2008, FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”)”. The objective of EITF No.08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The Company is currently evaluating the impact of adoption of EITF No. 08-4 on the accounting for the convertible notes and related warrants transactions.

NOTE 4.    RECLASSIFICATION

To better present the results of the Company, the “by function of expense” method for the presentation of the Statements of Operations and Comprehensive Loss has been adopted. Comparative amounts for prior periods have been reclassified to achieve a consistent presentation. The reclassification does not have an effect on total revenues, total expenses, loss from operations, net loss and net loss per share.

NOTE 5.    SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal consolidated subsidiaries and variable interest entities as of June 30, 2008 were as follows:

Name	Place of incorporation	Ownership interest attributable to the Company	Principal activities
NCN Group Limited	British Virgin Islands	100%	Investment holding
NCN Media Services Limited	British Virgin Islands	100%	Investment holding
NCN Management Services Limited	British Virgin Islands	100%	Investment holding
Crown Winner International Limited	Hong Kong	100%	Investment holding
Cityhorizon Limited	Hong Kong	100%	Investment holding
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
NCN Huamin Management Consultancy (Beijing) Company Limited	The PRC	100%	Provision of administrative and management services
Shanghai Quo Advertising Company Limited	The PRC	100%	Provision of advertising services
Xuancaiyi (Beijing) Advertising Company Limited	The PRC	51%	Provision of advertising services
Guangdong Tianma International Travel Service Co., Ltd.	The PRC	55%	Provision of tour services
NCN Landmark International Hotel Group Limited	British Virgin Islands	99.9%	Provision of hotel management services
Beijing NCN Landmark Hotel Management Limited	The PRC	99.9%	Provision of hotel management services
Teda (Beijing) Hotels Management Limited	The PRC	100%	Dormant; undergoing liquidation process
NCN Asset Management Services Limited	British Virgin Islands	100%	Dormant
NCN Travel Services Limited	British Virgin Islands	100%	Dormant
NCN Financial Services Limited	British Virgin Islands	100%	Dormant
NCN Hotels Investment Limited	British Virgin Islands	100%	Dormant
NCN Pacific Hotels Limited	British Virgin Islands	100%	Dormant
Linkrich Enterprise Advertising and Investment Limited	Hong Kong	100%	Dormant
Cityhorizon Limited (Note 6)	British Virgin Islands	100%	Investment holding
Huizhong Lianhe Media Technology Co., Ltd (Note 6)	The PRC	100%	Provision of high-tech services
Beijing Huizhong Bona Media Advertising Co., Ltd. (Note 6)	The PRC	100%	Provision of advertising services
Huizhi Botong Media Advertising Beijing Co., Ltd (Note 6)	The PRC	100%	Provision of advertising services
Crown Eagle Investment Limited	Hong Kong	100%	Dormant
Profit Wave Investment Limited	Hong Kong	100%	Dormant
Qingdao Zhongan Boyang Advertising Co., Ltd.	The PRC	60%	Provision of advertising services

Remarks :

1)	The Company established its wholly owned subsidiaries Crown Eagle Investment Limited and Profit Wave Investment Limited in January 2008.

2)	The Company established its subsidiary Qingdao Zhongan Boyang Advertising Co., Ltd. in March 2008.

NOTE 6.    BUSINESS COMBINATIONS

(a) Acquisition of Cityhorizon BVI

On January 1, 2008, the Company and its wholly owned subsidiary Cityhorizon Limited (“Cityhorizon Hong Kong”), a Hong Kong company, entered into a Share Purchase Agreement with Cityhorizon BVI, Huizhong Lianhe Media Technology Co., Ltd. (“Lianhe”), a wholly owned subsidiary of Cityhorizon BVI, Beijing Huizhong Bona Media Advertising Co., Ltd. (“Bona”), a wholly owned subsidiary of Cityhorizon BVI, and Liu Man Ling, an individual and sole shareholder of Cityhorizon BVI pursuant to which the Company, through its subsidiary Cityhorizon Hong Kong, acquired 100% of the issued and outstanding shares of Cityhorizon BVI from Liu Man Ling. Pursuant to the Share Purchase Agreement, the Company in January 2008 paid the Liu Man Ling US$5,000,000 in cash and issued Liu Man Ling 1,500,000 shares of restricted common stock of par value of $0.001 each, totaling $3,738,000. The total purchase consideration was $8,738,000. The purpose of the acquisition was to strengthen the Company’s Media Network in China.

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

Intangible assets represent the acquired application systems developed internally by Lianhe for controlling LED activities. Based on a valuation performed by an independent valuer, the fair value of the acquired application systems as of the date of acquisition amounted to RMB31,000,000 (equivalent to US$4,252,564). This fair value, after deducting negative goodwill of $2,278,699 arising from business combination with Cityhorizon BVI, Lianhe and Bona, equaled to $1,973,865. Such net amount was amortized over the useful lives of the application systems.

(b)           Consolidation of variable interest entity - Botong

On January 1, 2008, the Company caused its subsidiary, Lianhe, to enter into a series of commercial agreements with Huizhi Botong Media Advertising Beijing Co., Ltd (“Botong”), a company organized under the laws of the PRC, and their respective registered shareholders, pursuant to which Lianhe provides exclusive technology and management consulting services to Botong in exchange for service fees amounting to substantially all of the net income of Botong. Each of the registered PRC shareholders of Botong also entered into equity pledge agreements and option agreements with Lianhe which cannot be amended or terminated except by written consent of all parties. Pursuant to these equity pledge agreements and option agreements, each shareholder pledged such shareholder’s interest in Botong for the performance of such Botong’s payment obligations under its respective exclusive technology and management consulting services agreements. In addition, Lianhe has been assigned all voting rights by the shareholders of Botong and has the option to acquire the equity interests of Botong at a mutually agreed purchase price which shall first be used to repay any loans payable to Lianhe or any affiliate of Lianhe by the registered PRC shareholders.

In addition, as of January 1, 2008, Lianhe committed to extend loan totaling US$137,179 to the registered shareholders of Botong for the purpose of financing such shareholders’ investment in Botong. Through the above contractual arrangements, Lianhe becomes the primary beneficiary of Botong which is a variable interest entity as defined under FIN 46 (Revised) “Consolidation of Variable Interest Entities”. The results of operations of Botong have been included in the Company's consolidated statement of operations since January 1, 2008.

On January 1, 2008, the net assets of Botong was as follows:

Cash	$653
Prepaid expenses and other current assets	102,154
Equipment, net	599,348
Intangible asset	551,031
Liabilities assumed	(1,116,007)
Net assets	$137,179

Identifiable intangible right with a fair value of $551,031 as of the effective date of Lianhe and Botong entering into the above contractual arrangements is amortized over the remaining contract period of Botong’s advertising right.

NOTE 7.    INTANGIBLE ASSETS, NET

Intangible assets subject to amortization as of June 30, 2008 and December 31, 2007 are:

	As of June 30, 2008 (Unaudited)	As of December 31, 2007 (Audited)
Amortized intangible rights
Gross carrying amount	$7,137,097	7,825,267
Less: accumulated amortization	(892,152)	(999,106)
Less: provision for impairment loss	-	(711,611)
Amortized intangible rights, net	6,244,945	6,114,550

Unamortized intangible right
Gross carrying amount	-	815,902
Less: provision for impairment	-	(815,902)
Unamortized intangible right, net	-	-

Amortized acquired application systems
Gross carrying amount	$1,973,865	-
Less: accumulated amortization	(98,694)	-
Amortized acquired application systems, net	1,875,171	-

Intangible assets, net	$8,120,116	6,114,550

During the three months ended June 30, 2008, the Company wrote-off all the intangible rights which were covered in full by a provision for impairment. Total amortization expense of intangible assets of the Company for the three months ended June 30, 2008 and 2007 were $259,665 and $81,707 respectively while for the six months ended June 30, 2008 and 2007 amounted to $519,330 and $161,178 respectively.

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

On February 13, 2008, the Company fully redeemed 12% Convertible Promissory Note due May 2008 at a redemption price equal to 100% of the principal amount of $5,000,000 plus accrued and unpaid interest. No penalty or premium was charged for such early redemption. The Company recognized the unamortized portion of the associated deferred charges and debt discount as expenses included in amortization of deferred charges and debt discount on the consolidated statements of operation during the period of extinguishment.

(b)  3% Convertible Promissory Notes and warrants

On November 19, 2007, the Company, Quo Advertising and certain Designated Holders, entered into a 3% Note and Warrant Purchase Agreement (the “Purchase Agreement”) with affiliated investment funds of Och-Ziff Capital Management Group (the “Investors”). Pursuant to the Purchase Agreement, the Company agreed to issue 3% Senior Secured Convertible Notes due June 30, 2011 in the aggregate principal amount of up to $50,000,000 (the “3% Convertible Promissory Notes”) and warrants to acquire an aggregate amount of 34,285,715 shares of common stock of the Company (the “Warrants”).

The 3% Convertible Promissory Notes and Warrants are issued in three tranches:

1) On November 19, 2007, Convertible Notes in the aggregate principal amount of $6,000,000, Warrants exercisable for 2,400,000 shares at $2.50 per share and Warrants exercisable for 1,714,285 shares at $3.50 per share were issued;

2) On November 28, 2007, Convertible Notes in the aggregate principal amount of $9,000,000, Warrants exercisable for 3,600,000 shares at $2.50 per share and Warrants exercisable for 2,571,430 shares at $3.50 per share were issued; and

3) On January 31,2008, Convertible Notes in the aggregate principal amount of $35,000,000, Warrants exercisable for 14,000,000 shares at $2.50 per share and Warrants exercisable for 10,000,000 shares at $3.50 per share were issued.

The 3% Convertible Promissory Notes, maturing on June 30, 2011, bear interest at 3% per annum payable semi-annually in arrears. The 3% Convertible Promissory Notes are convertible into shares of common stock at an initial conversion price of $1.65 per share, subject to customary anti-dilution adjustments. In addition, the conversion price will be adjusted downward on an annual basis if the Company should fail to meet certain annual earnings per share (“EPS”) targets described in the Purchase Agreement. In the event of a default, or if the Company’s actual EPS for any fiscal year is less than 80% of the respective EPS target, certain Investors may require the Company to redeem the 3% Convertible Promissory Notes at 100% of the principal amount, plus any accrued and unpaid interest, plus an amount representing a 20% internal rate of return on the then outstanding principal amount. As of June 30, 2008, although the Company recorded a net loss, the Company anticipates improvement of its media operations, and believes that the likelihood of the Investors calling for early redemption is remote.The Warrants grant the holders the right to acquire shares of common stock at $2.50 and $3.50 per share, subject to customary anti-dilution adjustments. The exercise price of the Warrants will also be adjusted downward whenever the conversion price of the 3% Convertible Promissory Notes is adjusted downward in accordance with the provisions of the Purchase Agreement. The warrants shall expire on June 30, 2011, pursuant to the Purchase Agreement.

On January 31, 2008, the Company issued $35,000,000 in 3% Convertible Promissory Notes and amended and restated $15,000,000 in 3% Convertible Promissory Notes issued in late 2007. Concurrent with the Third Closing, the Company loaned substantially all the proceeds from 3% Convertible Promissory Notes to its directly wholly owned subsidiary, NCN Group Limited (“NCN Group”), and such loan was evidenced by an intercompany note issued by NCN Group in favor of the Company (the “NCN Group Note”). The Company entered into a Security Agreement, dated January 31, 2008, pursuant to which the Company granted to the collateral agent for the benefit of the Investors a first-priority security interest in certain of its assets, including the NCN Group Note and 66% of the shares of NCN Group. In addition, NCN Group and certain of the Company’s indirectly wholly owned subsidiaries each granted the Company a security interest in certain of the assets of such subsidiaries to, among other things, secure the NCN Group Note and certain related obligations.

As of June 30, 2008, none of the conversion options and warrants associated with the above convertible promissory notes was exercised.

The following table details the accounting treatment of the convertible promissory notes:

	12% Convertible Promissory Note	3% Convertible Promissory Notes (first and second tranche)	3% Convertible Promissory Notes (third tranche)	Total
Proceeds of convertible promissory notes	$5,000,000	$15,000,000	$35,000,000	$55,000,000
Allocation of proceeds:
Allocated relative fair value of warrants	(333,670)	(2,490,000)	(5,810,000)	(8,633,670)
Allocated intrinsic value of beneficial conversion feature	-	(4,727,272)	(11,030,303)	(15,757,575)
Total net proceeds of the convertible promissory notes as of June 30, 2008	4,666,330	7,782,728	18,159,697	30,608,755
Repayment of convertible promissory note	(5,000,000)	-	-	(5,000,000)
Amortization of debt discount for the six months ended June 30, 2008	333,670	5,008,748	11,520,224	16,862,642
Net carrying value of convertible promissory notes	$-	$12,791,476	$29,679,921	$42,471,397

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

Both the warrants and embedded conversion features issued in connection with 12% convertible promissory note and 3% convertible promissory notes meet the criteria of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” for equity classification and also met the other criteria in paragraph 11(a) of SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”. Accordingly, the conversion features do not require derivative accounting. The intrinsic value of beneficial conversion feature is calculated according to EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” and EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”. For 3% convertible promissory note, as the effective conversion price after allocating a portion of the proceeds to the warrants was less than the Company’s market price of common stock at commitment date, it was considered to have a beneficial conversion feature while for the 12% convertible promissory note, no beneficial conversion feature existed. The value of beneficial conversion feature is recorded as a reduction in the carrying value of the convertible promissory notes against additional paid-in capital. As 3% convertible promissory notes are convertible at the date of issuance, the respective debt discount being equal to the value of beneficial conversion feature of $15,757,575 is fully amortized through interest expense as of the date of issuance.

Amortization of Deferred Charges and Debt Discount

The amortization of deferred charges and debt discount for the three months ended June 30, 2008 were as follows:

	Warrants	Conversion Features	Deferred Charges	Total
12% convertible promissory note	$-	-	-	-
3% convertible promissory notes	$426,195	-	115,378	541,573
Total	$426,195	-	115,378	541,573

The amortization of deferred charges and debt discount for the six months ended June 30, 2008 were as follows:

	Warrants	Conversion Features	Deferred Charges	Total
12% convertible promissory note	$259,204	-	80,700	339,904
3% convertible promissory notes	$735,942	11,030,303	225,954	11,992,199
Total	$995,146	11,030,303	306,654	12,332,103

NOTE 9.    COMMITMENTS AND CONTINGENCIES

(a)  Commitments

1. Rental Lease Commitment

The Company’s existing rental leases do not contain significant restrictive provisions. The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases as of June 30, 2008:

Six months ending December 31,2008	$646,391
Fiscal years ending December 31,
2008	$646,391
2009	1,185,851
2010	930,661
2011	196,886
Total	$2,959,789

2. Annual Rights and Operating Fee Commitment

Since November 2006, the Company, through its subsidiaries NCN Media Services Limited, Quo Advertising , Xuancaiyi, Bona and Botong has acquired advertising rights from third parties to operate 1,984 roadside advertising panels, 11,000 in-building LCD and 11 mega-size advertising panels for periods ranging from 1 to 20 years.

The following table sets forth the estimated future annual commitment of the Company with respect to the rights of 1,984 roadside advertising panels, 11,000 in-building LCD and 11 mega-size advertising panels that the Company held as of June 30, 2008:

(In millions)
Six months ending December 31,2008	$14.49
Fiscal years ending December 31,
2008	$14.49
2009	14.65
2010	4.25
2011	4.18
2012	4.10
Thereafter	25.47
Total	$67.14

3. Capital commitments

As of June 30, 2008, the Company had commitments for capital expenditures in connection with construction of roadside advertising panels and mega-size advertising panels of approximately $250,000.

(b)  Contingencies

The Company accounts for loss contingencies in accordance with SFAS 5, “Accounting for Loss Contingencies” and other related guidelines. Set forth below is a description of certain loss contingencies as of June 30, 2008 and management’s opinion as to the likelihood of loss in respect of loss contingency.

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

Tianma is now appealing the court’s decision. The Company believes that there is a reasonably high chance of overturning the court’s decision. In addition, the Company has been indemnified for any future liability upon the acquisition by the prior owners of Tianma. Accordingly, no provision has been made by the Company to the above claims as of June 30, 2008.

NOTE 10.   STOCKHOLDERS’ EQUITY

(a)  Stock, Options and Warrants Issued for Services

1. In February 2006, the Company issued an option to purchase up to 225,000 shares of common stock to its legal counsel at an exercise price of $0.10 per share. So long as the counsel’s relationship with the Company continues, one-twelfth of the shares underlying the option vested and became exercisable each month from the date of issuance. The option was exercisable for 120 days after termination of the relationship. The fair market value of the option was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following assumptions and estimates: expected dividend 0%, volatility 147%, a risk-free rate of 4.5% and an expected life of one (1) year. The value of an option recognized for the three months ended June 30, 2008 and 2007 were $nil while during the six months ended June 30, 2008 and 2007 were $nil and $1,317 respectively. The option was exercised in April 2007.

2. In August 2006, the Company issued a warrant to purchase up to 100,000 shares of restricted common stock to a consultant at an exercise price $0.70 per share. One-fourth of the shares underlying the warrant became exercisable every 45 days beginning from the date of issuance. The warrant remains exercisable until August 25, 2016. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following assumptions and estimates: expected dividend 0%, volatility 192%, a risk-free rate of 4.5% and an expected life of one (1) year. The value recognized for the three months ended June 30, 2008 and 2007 were approximately $nil and $10,258 respectively while during the six months ended June 30, 2008 and 2007 were $nil and $20,403 respectively.

3. In April 2007, the Company issued 45,000 S-8 shares of common stock of par value of $0.001 each, totaling $18,000 to its legal counsel for services rendered.

4. In April 2007, the Company issued 377,260 S-8 shares of common stock of par value of $0.001 each, totaling $85,353 to its directors and officers for services rendered.

5. In July 2007, NCN Group Management Limited entered into Executive Employment Agreements (the “Agreements”) with Godfrey Hui, Chief Executive Officer, Daniel So, Managing Director, Daley Mok, Chief Financial Officer, Benedict Fung, the President, and Stanley Chu, General Manager. Pursuant to the Agreements, each executive was granted shares of the Company’s common stock subject to annual vesting over five years in the following amounts:  Mr. Hui, 2,000,000 shares; Mr. So, 2,000,000 shares; Dr. Mok 1,500,000 shares; Mr. Fung 1,200,000 shares and Mr. Chu, 1,000,000 shares. In connection with these stock grants and in accordance with SFAS 123R, the Company recognized non-cash stock-based compensation of $699,300 and $nil included in Payroll on the consolidated statement of operations for the three months ended June 30, 2008 and 2007 respectively while during the six months ended June 30, 2008 and 2007 were $1,398,600 and $nil respectively. Out of the total shares granted under the Agreements, on January 2, 2008, an aggregate of 660,000 S-8 shares with par value of $0.001 each were vested and issued to the concerned executives.

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

8. In September, 2007, the Company entered into a service agreement with independent directors, Peter Mak, Gerd Jakob, Edward Lu, Ronglie Xu and Joachim Burger. Pursuant to the service agreements, each independent director was granted shares of the Company’s common stock subject to a vesting period of ten months in the following amounts: Peter Mak:15,000 shares; Ronglie Xu:15,000 shares; Joachim Burger:15,000 shares, Gerd Jakob:10,000 shares and Edward Lu:10,000 shares. In connection with these stock grants and in accordance with SFAS 123R, the Company recognized $43,485 and $nil of non-cash stock-based compensation included in Payroll on the consolidated statement of operation for the three months ended June 30, 2008 and 2007 respectively while during the six months ended June 30, 2008 and 2007 were $86,970 and $nil respectively. On July 21, 2008, an aggregate of 65,000 S-8 shares of common stock of par value of $0.001 each were vested and issued to the independent directors.

9. In November 2007, the Company was obligated to issue a warrant to purchase up to 300,000 shares of restricted common stock to a placement agent for provision of agency services in connection with the issuance of 3% convertible promissory notes as mentioned in Note 8 – Convertible Promissory Notes and Warrants at an exercise price $3.0 per share which are exercisable for a period of two years. The fair value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following weighted average assumptions: expected dividend 0%, volatility 182%, a risk-free rate of 4.05 % and an expected life of two (2) year. The value of the warrant recognized for the three months ended June 30, 2008 and 2007 were $31,958 and $nil respectively while during the six months ended June 30, 2008 and 2007 were $63,916 and $nil respectively. .

10. In December 31, 2007, the Company committed to grant 235,000 S-8 shares of common stock to certain employees of the Company for their services rendered during the year ended December 31, 2007. In connection with these stock grants and in accordance with SFAS 123R, the Company recognized non-cash stock-based compensation of $611,000 in Payroll on the consolidated statement of operation for the year ended December 31, 2007. Such 235,000 S-8 shares of par value of $0.001 each were issued on January 2, 2008. In addition, the Company committed to grant certain shares of common stock to an employee pursuant to his employment contract for service rendered. Accordingly, the Company recognized the non-cash stock-based compensation of $70,125 and $nil for the three months ended June 30, 2008 and 2007 while $70,125 and $nil for the six months ended June 30, 2008 and 2007.

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

NOTE 11.    RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2008 and 2007, the Company did not entered into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

NOTE 12.    NET LOSS PER COMMON SHARE

Net loss per share information for the three and six months ended June 30, 2008 and 2007 was as follows:

	For the three months ended June 30, 2008	For the three months ended June 30, 2007	For the six months ended June 30, 2008	For the six months ended June 30, 2007
Numerator:
Net loss	$(8,078,990)	$(2,162,530)	$(26,892,750)	$(5,376,925)
Denominator:
Weighted average number of shares outstanding, basic	71,546,608	65,581,866	71,482,405	68,054,224
Effect of dilutive securities
Options and warrants	-	-	-	-
Weighted average number of shares outstanding, diluted	71,546,608	65,581,866	71,482,405	68,054,224

Losses per ordinary share – basic and diluted
Net loss per share – basic and diluted	$(0.11)	$(0.03)	$(0.38)	$(0.08)

The diluted net loss per share is the same as the basic net loss per share for the three and six months ended June 30, 2008 and 2007 as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share. The securities that could potentially dilute basic earnings (loss) per share in the future that were not included in the computation of diluted earnings (loss) per share because of anti-dilutive effect as of June 30, 2008 and 2007 were summarized as follows:

	For the three months ended June 30, 2008	For the three months ended June 30, 2007	For the six months ended June 30, 2008	For the six months ended June 30, 2007
Potential common equivalent shares:
Stock options for services		141,308		141,308
Stock warrants for services (1)	63,368	-	63,368	-
Conversion feature associated with convertible promissory notes to common stock	30,303,030	-	30,303,030	-
Common stock to be granted to directors executives and employees for services (including non-vested shares)	7,135,000	-	7,135,000	-
Total	37,501,398	141,308	37,501,398	141,308

Remarks:

(1)
As of June 30, 2008, the number of potential common equivalent shares associated with warrants issued for services was 63,368 which was related to a warrant to purchase 100,000 common stock issued by the Company to a consultant in 2006 for service rendered at an exercise price of $0.70, which expired in August 2016.

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

For the Three Months Ended June 30, 2008	Media Network	Travel Network	Investment Holding	Total
Revenues	$1,053,888	$9,727,135	$-	$10,781,023
Net loss	5,279,724	47,615	2,751,651	8,078,990
Depreciation and amortization
- Equipment and intangible rights	419,693	2,507	19,014	441,214
- Deferred charges and debt discount	-	-	541,573	541,573
Interest expense	-	-	379,166	379,166
Assets	40,067,350	2,741,623	9,864,507	52,673,480
Capital Expenditures	45,074	-	121,090	166,164

For the Three Months Ended June 30, 2007	Media Network	Travel Network	Investment Holding	Total
Revenues	$106,025	$5,038,199	$-	$5,144,224
Net loss	124,897	23,843	2,013,790	2,162,530
Depreciation and amortization - Equipment and intangible rights	9,172	1,701	87,779	98,652
Assets	1,639,925	1,374,071	9,186,948	12,200,944
Capital Expenditures	618	1,270	5,612	7,500

For the Six Months Ended June 30, 2008	Media Network	Travel Network	Investment Holding	Total
Revenues	$1,638,055	$18,185,617	$-	$19,823,672
Net loss	9,980,822	29,419	16,882,509	26,892,750
Depreciation and amortization
- Equipment and intangible rights	849,096	4,903	29,173	883,172
- Deferred charges and debt discount	-	-	12,332,103	12,332,103
Interest expense	-	-	725,791	725,791
Assets	40,067,350	2,741,623	9,864,507	52,673,480
Capital Expenditures	3,132,588	5,285	122,154	3,260,027

For the Six Months Ended June 30, 2007	Media Network	Travel Network	Investment Holding	Total
Revenues	$499,924	$7,414,027	$-	$7,913,951
Net loss	26,466	124,894	5,225,565	5,376,925
Depreciation and amortization -Equipment and intangible rights	9,525	3,298	176,022	188,845
Assets	1,639,925	1,374,071	9,186,948	12,200,944
Capital Expenditures	3,330	(276)	12,587	15,641

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

Our original business plan in early 2006 was to build a nationwide information and entertainment network in the PRC. To achieve this goal, we have established two business divisions: the Media Business division and  the Non-Media Business division. During the latter half of 2006, we adjusted our primary focus away from  the Non-Media Business to our Media Business and began building a media network with the goal of becoming a nationwide leader in out-of-home, digital display advertising, roadside LED digital video panels and mega-size video billboards. We took the first step in November 2006 by securing a media-related contract for installing and managing outdoor LED advertising video panels. In 2007, we acquired Shanghai Quo Advertising Company Limited (“Quo Advertising”), an advertising agency in Shanghai, China and Xuancaiyi (Beijing) Advertising Company Limited (“Xuancaiyi”), an advertising agency in Beijing, China. During January 2008, the Company and its wholly owned subsidiary Cityhorizon Limited, a Hong Kong company (“Cityhorizon Hong Kong”), completed the acquisition of 100% of the issued and outstanding shares of Cityhorizon Limited, a British Virgin Islands company, (“Cityhorizon BVI”) and by entering into a series of commercial agreements giving effective control of Quo Advertising, Beijing Huizhong Bona Media Advertising Co. Ltd (“Bona”) and Huizhi Botong Media Advertising Beijing Co. Ltd (“Botong”) to the Company. We secured rights to operate mega-size digital video billboards and roadside LED panels in prominent cities in the PRC and began generating revenues from our Media Business. As of June 30, 2008, we acquired advertising rights from third parties to operate 1,984 roadside advertising panels, 11,000 in-building LCD and 11 mega-size advertising panels, a portion of which were put into operation during this quarter. In the coming quarters, we expect to continue to place additional LED panels into operation, which will contribute to the Company’s media business revenue in the coming quarters.

The Non-Media Business is mainly composed of a Guangdong travel agency, Tianma International Travel Service Co., Ltd. (“Tianma”). In 2006, we acquired 55% of the equity interest of Tianma for $936,283. Tianma engages in the provision of tour services to customers both inside and outside of the PRC.

Although Tianma contributes the majority of the Company’s revenues, its net result was roughly breakeven for the six months ended June 30, 2008. Tianma is facing increasing competition from hotels and airlines as they increase selling efforts or engage in alliances with other travel service providers. The fuel price surge started in 2007 and crude oil prices rose to more than US$120 per barrel. Since fuel is a major cost component for airlines and other travel providers, rising prices have increased our operating expenses and have an adverse impact on the profitability of our tour services. The Company does not foresee any major  contribution from Tianma in the near future.

Starting from November 2006, anticipating higher profitability from the media sector, the Company changed its focus to developing its media business. Minimal resources have since been deployed for its travel agency business.

As of June 30, 2008, the Company’s assets under the Media Network amounted to more than $40 million. The Company has successfully transformed into a media company. In order to streamline the Company’s operations and after taking the above factors into consideration, the Board of Directors of the Company resolved in June 2008 for management to actively explore ways to dispose of Tianma.

In the past, the Company also planned to establish a fully integrated and comprehensive business-to-business (B2B) and business-to-consumer (B2C) travel network by providing a broad range of products and services, but no resources had so far been invested. Due to our change in focus, we had abandoned the idea of developing such an e-Network.

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

(1) Principles of Consolidation

The condensed consolidated financial statements include the financial statements of Network CN Inc., its subsidiaries and variable interest entities. Variable interest entities are those entities in which the Company, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the Company is the primary beneficiary of these entities. In accordance with Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R"), the primary beneficiary is required to consolidate the VIE for financial reporting purposes. All significant intercompany transactions and balances have been eliminated upon consolidation.

(2) Prepayment for advertising operating rights

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

(3) Equipment, Net

Equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life as follows:

Media display equipment	5 - 7 years
Office equipment	3 - 5 years
Furniture and fixtures	3- 5 years
Leasehold improvements	Over the unexpired lease terms

Construction in progress is carried at cost less impairment losses, if any. It relates to construction of media display equipment. No provision for depreciation is made on construction in progress until such time the relevant assets are completed and put into use.

When equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is reflected in the statement of operations. Repairs and maintenance costs on equipment are expensed as incurred.

 (4) Intangible Assets, Net

Intangible assets are stated at cost less accumulated amortization and provision for impairment loss. Intangible rights that have indefinite useful lives are not amortized. Other intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives of 16 months to 20 years. The amortization methods and estimated useful lives of intangible assets are reviewed regularly.

(5) Impairment of Long-Lived Assets

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

(6) Convertible Promissory Notes and Warrants

In 2007, the Company issued 12% convertible promissory note and warrants and 3% convertible promissory notes and warrants. In 2008, the Company issued additional 3% convertible promissory notes and warrants. As of June 30, 2008 and December 31, 2007, the warrants and embedded conversion feature were classified as equity under Emerging Issues Task Force (“EITF”) Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and met the other criteria in paragraph 11(a) of Statement of Financial Accounting Standards (“SFAS”) No.133 “Accounting for Derivative Instruments and Hedging Activities”. Such classification will be reassessed at each balance sheet date. The Company allocated the proceeds of the convertible promissory notes between convertible promissory notes and the financial instruments related to warrants associated with convertible promissory notes based on their relative fair values at the commitment date. The fair value of the financial instruments related to warrants associated with convertible promissory notes was determined utilizing the Black-Scholes option pricing model and the respective allocated proceeds to the warrants is recorded in additional paid-in capital. The embedded beneficial conversion feature associated with convertible promissory notes was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital in accordance with EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” and EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”.

The portion of debt discount resulting from the allocation of proceeds to the financial instruments related to warrants associated with convertible promissory notes is being amortized to interest expense over the life of the convertible promissory notes, using the effective yield method. A portion of debt discount resulting from the allocation of proceeds to the beneficial conversion feature is recognized as interest expense over the minimum period from the date of issuance to the date of earliest conversion, using the effective yield method.

 (7) Early Redemption of Convertible Promissory Notes

Should early redemption of convertible promissory notes occur, the unamortized portion of the associated deferred charges and debt discount would be fully written off and any early redemption premium will be recognized as expense upon its occurrence. All related charges, if material, would be aggregated and included in a separate line “charges on early redemption of convertible promissory notes”. Such an expense would be included in ordinary activities on the consolidated statement of operations as required by SFAS No.145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.

Pursuant to the provisions of agreements in connection with the 3% convertible promissory notes, in the event of a default, or if the Company’s actual EPS in any fiscal year is less than 80% of the respective EPS target, certain investors may require the Company to redeem the 3% Convertible Promissory Notes at 100% of the principal amount, plus any accrued and unpaid interest, plus an amount representing a 20% internal rate of return on the then outstanding principal amount The Company accounts for such potential liability of 20% internal rate of return on the then outstanding principal amount in accordance with SFAS No. 5 “Accounting for Contingencies”.

 (8) Revenue Recognition

For hotel management services, the Company recognizes revenue in the period when the services are rendered and collection is reasonably assured.

For tour services, the Company recognizes services-based revenue when the services have been performed. Guangdong Tianma International Travel Service Co., Ltd (“Tianma”) offers independent leisure travelers bundled packaged-tour products which include both air-ticketing and hotel reservations. Tianma’s packaged-tour products cover a variety of domestic and international destinations.

Tianma organizes inbound and outbound tour and travel packages which can incorporate, among other things, air and land transportation, hotels, restaurants and tickets to tourist destinations and other excursions. Tianma books all elements of such packages with third-party service providers such as airlines, car rental companies and hotels, or through other tour package providers and then resells such packages to its clients. A typical sale of tour services is as follows:

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

Tianma is the principal in such transactions and the primary obligor to the third-party providers regardless of whether it has received full payment from its customers. In addition, Tianma is also liable to the customers for any claims relating to the tours such as accidents or tour services. Tianma has adequate insurance coverage for accidental loss arising during the tours. The Company utilizes a network of sub-agents who operate strictly in Tianma’s name and can only advertise and promote the business of Tianma with the prior approval of Tianma.

For advertising services, the Company recognizes revenue in the period when advertisements are either aired or published.

(9) Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share-Based Payment”, a revision to SFAS No. 123 “Accounting for Stock-Based Compensation”, and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. Effective January 1, 2006, the Company adopted SFAS 123R, using a modified prospective application transition method, which establishes accounting for stock-based awards in exchange for employee services. Under this application, the Company is required to record stock-based compensation expense for all awards granted after the date of adoption and unvested awards that were outstanding as of the date of adoption. SFAS 123R requires that stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized in expense over the requisite services period.

Common stock, stock options and warrants issued to other than employees or directors in exchange for services are recorded on the basis of their fair value, as required by SFAS No. 123R, which is measured as of the date required by EITF Issue 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. In accordance with EITF 96-18, the non-employee stock options or warrants are measured at their fair value by using the Black-Scholes option pricing model as of the earlier of the date at which a commitment for performance to earn the equity instruments is reached (“performance commitment date”) or the date at which performance is complete (“performance completion date”). The stock-based compensation expenses are recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Accounting for non-employee stock options or warrants which involve only performance conditions when no performance commitment date or performance completion date has occurred as of reporting date requires measurement at the equity instruments then-current fair value. Any subsequent changes in the market value of the underlying common stock are reflected in the expense recorded in the subsequent period in which that change occurs.

(10) Income Taxes

The Company accounts for income taxes under SFAS No. 109 “Accounting for Income Taxes”. Under SFAS 109, deferred tax assets and liabilities are provided for the future tax effects attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from items including tax loss carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or reversed. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(11) Foreign Currency Translation

The assets and liabilities of the Company’s subsidiaries denominated in currencies other than United States (“U.S.”) dollars are translated into U.S. dollars using the applicable exchange rates at the balance sheet date. For statement of operations’ items, amounts denominated in currencies other than U.S. dollars were translated into U.S. dollars using the average exchange rate during the period. Equity accounts were translated at their historical exchange rates. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholders’ equity as accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are reflected in the consolidated statements of operations.

(12) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS No. 157 defined fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. In February 2008, the FASB released FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, expect those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2008. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157 “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141 (R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and re-measured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS No. 160 improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 141(R) and SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently assessing the impact of adopting SFAS No. 141 (R) and SFAS No. 160 on its financial statements and related disclosures.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is currently assessing the impact of adopting SFAS 161 on its financial statements and related disclosures.

In May 2008, the FASB issued SFAS 162 “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the accounting principles to be used. Any effect of applying the provisions of this statement will be reported as a change in accounting principle in accordance with SFAS No. 154 “Accounting Changes and Error Corrections.” SFAS No. 162 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have any impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion.” APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The Company is currently evaluating the impact of the adoption of this position could have on its financial condition, results of operations and cash flows.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Comapny is currently evaluating the impact of adoption of EITF No. 07-5 on its financial statements and related disclosures.

In June 2008, FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”)”. The objective of EITF No.08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The Company is currently evaluating the impact of adoption of EITF No. 08-4 on the accounting for the convertible notes and related warrants transactions.

RESULTS OF OPERATIONS
For the three months ended June 30, 2008 and 2007

Revenues

In the three months ended June 30, 2008 our revenues were derived from the sale of travel services and advertising services. Revenues increased by 109% to $10,781,023 for the three months ended June 30, 2008, as compared to $5,144,224 for the corresponding prior year period. The increase was primarily attributable to an increase in travel services revenues generated from Tianma and revenue from advertising services also increased in the period. Revenues from travel services and advertising services for the three months ended June 30, 2008 were $9,727,135 and $1,053,888, respectively, as compared to $5,038,199 and $106,025, respectively, for the corresponding prior year period, an increase of 94% and 894%, respectively.

Cost of Travel Services

Cost of travel services increased by 95% to $9,628,249 for the three months ended June 30, 2008 compared to $4,930,215 for the corresponding prior year period, as a result of the increase in fuel prices. The fuel price surge started in 2007 and crude oil prices rose to more than US$120 per barrel. Since fuel is a major cost component for airlines and other travel providers, rising prices have increased our operating expenses and had an adverse impact on the profitability of our tour services.

Cost of Advertising Services

Cost of advertising services for the three months ended June 30, 2008 was $4,645,264, an increase of 4135% compared to $109,691 for the corresponding prior year period. The significant increase was attributable to the consolidation of Botong and Bona in 2008. In addition, there is an increase in amortization of advertising rights which were acquired in the later half of 2007 and the early of 2008 and depreciation of media display equipments as the Company started to generate LED advertising income in late 2007.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended June 30, 2008 increased by 1203% to $941,697 compared to $72,239 for the corresponding prior year period, primarily due to increase in advertising services provided by the Company.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2008 increased by 28% to $2,806,436 compared to $2,190,975 for the corresponding prior year period. The increase was mainly due to the rapid expansion of our corporate structure.

Interest expenses

Interest expense for the three months ended June 30, 2008 were $920,739, compared to $105 for the corresponding prior year period. The increase was primarily due to the issuance of convertible promissory notes in late 2007 and early 2008.

Net loss

The Company incurred a net loss of $8,078,990 for the three months ended June 30, 2008, an increase of 274% compared to a net loss of $2,162,530 for the corresponding prior year period. The increase in net loss was driven by several factors: (1) increase in cost of advertising services related to our media business as mention above, (2) the increase in amortization of deferred charges and a debt discount associated with the issuance of convertible promissory notes in late 2007 and early 2008, (3) the increase in amortization charges of intangible assets of $259,665 as a result of the addition of identifiable intangible assets arising from the consolidation of Botong and Lianhe in Jan 2008 and (4) an increase in professional fees, payroll and other administrative expenses as a result of our rapid expansion.

For the six months ended June 30, 2008 and 2007

Revenues

In the six months ended June 30, 2008 our revenues were derived from the sale of travel service and advertising service. Revenues increased by 150% to $19,823,672 for the six months ended June 30, 2008, as compared to $7,913,951 for the corresponding prior year period. The increase was primarily attributable to an increase in travel services revenues generated from Tianma and revenue from advertising services also increased in the period. Revenues from travel services and advertising services for the six months ended June 30, 2008 were $18,185,617 and $1,638,055, respectively, as compared to $7,414,027 and $499,924, respectively, for the corresponding prior year period, an increase of 145% and 228%, respectively.

Cost of Travel Services

Cost of travel services increased by 146% to $17,930,072 for the six months ended June 30, 2008 compared to $7,295,139 for the corresponding prior year period, as a result of the increase in fuel prices. The fuel price surge started in 2007 and crude oil prices rose to more than US$120 per barrel. Since fuel is a major cost component for airlines and other travel providers, rising prices have increased our operating expenses and had an adverse impact on the profitability of our tour services.

Cost of Advertising Services

Cost of advertising services for the six months ended June 30, 2008 was $8,606,604, an increase of 2315% compared to $356,373 for the corresponding prior year period. The significant increase was attributable to the consolidation of Botong and Bona in 2008. In addition, there is an increase in amortization of advertising rights which acquired in the latter half of 2007 and in the early of 2008 and depreciation of media display equipments the Company started to generate LED advertising income in late 2007.

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2008 increased by 1227% to $1,582,015 compared to $119,245 for the corresponding prior year period, primarily due to increase in advertising services provided by the Company.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2008 increased by 3% to $5,723,928 compared to $5,538,937 for the corresponding prior year period. The increase was mainly due to the rapid expansion of our corporate structure.

Interest expenses

Interest expense for the six months ended June 30, 2008 were $13,057,894 compared to $422 for the corresponding prior year period. The significant increase was primarily due to the issuance of convertible promissory notes in 2007 and 2008. The value of beneficial conversion feature is recorded as a reduction in the carrying value of the convertible promissory notes against additional paid-in capital. As convertible promissory notes are convertible at the date of issuance, the respective debt discount being equal to the value of beneficial conversion feature of $11,030,303 is fully amortized through interest expense as of the date of issuance.

Net loss

The Company incurred a net loss of $26,892,750 for the six months ended June 30, 2008, an increase of 400% compared to a net loss of $5,376,925 for the corresponding prior year period. The increase in net loss was driven by several factors: (1) increase in cost of advertising services related to our media business as mention above, (2) the increase in amortization of deferred charges and a debt discount associated with the issuance of convertible promissory notes in late 2007 and 2008, (3) the increase in amortization charges of intangible assets of $519,330 as a result of the addition of identifiable intangible assets arising from the consolidation of Botong and Lianhe in Jan 2008 and (4) an increase in professional fees, payroll and other administrative expenses as a result of our rapid expansion.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, the Company had cash of $12,776,103 compared to $2,233,528 as of December 31, 2007, representing an increase of $10,542,575. The increase was attributable to issuance of convertible promissory note during the period.

Net cash utilized by operating activities for the six months ended June 30, 2008 was $13,889,375, as compared with $2,371,477 for the corresponding prior year period. The increase in net cash used in operating activities was attributable to an increase in fees paid to acquire rights to install and operate LED panels and billboards.

Net cash used in investing activities for the six months ended June 30, 2008 was $5,968,955, compared with net cash used in investing activities of $61,640 for the corresponding prior year period. For the six months ended June 30, 2008, the investing activities consisted primarily of the purchase of equipment related to our media business as well as costs associated with the acquisition of Cityhorizon BVI.

Net cash provided by financing activities was $28,900,000 for the six months ended June 30, 2008, compared with net cash provided by financing activities of $1,519,380 for the corresponding prior year period. The increase was primarily attributable to the issuance of $35,000,000 in 3% Convertible Promissory Notes, offset by $5,000,000 paid to redeem outstanding 12% promissory notes due May 2008. For the six months ended June 30, 2007, the financing activities were attributable to a private placement that raised proceeds of $1,500,000.

Capital Expenditures

We continue to seek opportunities to enter new markets, increase market share or broaden service offerings through acquisitions. During the six months ended June 30, 2008, we acquired assets of $3,260,027 which were financed through working capital.

Commitments

Since November 2006, the Company, through its subsidiaries, NCN Media Services Limited, Quo Advertising, Xuancaiyi, Bona and Botong, have acquired rights from third parties to operate 1,984 roadside advertising panels, 11,000 in-building LCD and 11 mega-size advertising panels for periods ranging from 1 to 20 years.

A summary of the estimated future annual rights and operating fee commitments based on the 1,984 roadside advertising panels, 11,000 in-building LCD and 11 mega-size advertising panels as of June 30, 2008 is as follows:

(In millions)
Six months ending December 31,2008	$14.49
Fiscal years ending December 31,
2008	$14.49
2009	14.65
2010	4.25
2011	4.18
2012	4.10
Thereafter	25.47
Total	$67.14

As of June 30, 2008, the Company had commitments for capital expenditures in connection with construction of roadside advertising panels and mega-size advertising panels of approximately $250,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The follow discussion about our market risk disclosures involves forward-looking statements. Actual results could differ from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest rate sensitivity – The Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market rates. The Company’s fair value interest-rate risk arises from convertible notes issued which issued at fixed rates.

Foreign currency exchange risk – We face exposure to adverse movements in foreign currency exchange rates. Because our financial results are denominated in U.S. dollars, our foreign currency exchange exposure is related to the fact that our operating business are currently conducted in China and substantially all of our revenues and expenses are denominated in Renminbi (“RMB”) and our funding are denominated in United States Dollars (“USD”), fluctuations in exchange rates between USD and RMB will affect our balance sheet and financial results. Our assets and liabilities related to RMB were related to accounts receivable and payables. Since July 2005, RMB has been no longer solely pegged with USD but is pegged against a basket of currencies as a whole in order to keep a more stable exchange rate for international trading. With the very strong economic growth in China in the last few years, RMB is facing a very high pressure to appreciate against USD. Such pressure would result in more fluctuations in exchange rates and in turn our business would suffer from higher foreign currency exchange rate risk.  There are very limited hedging tools available in China to hedge our exposure in exchange rate fluctuations. They are also ineffective in the sense that these hedges cannot be performed in the PRC financial market, and more important, the frequent changes in PRC exchange control regulations would limit our hedging ability for RMB. As of June 30, 2008, we do not expect an increase or decrease in the foreign exchange rate for RMB will have a material impact on our financial position. We have not hedged against foreign currency fluctuations.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). The purpose of this evaluation was to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were operating effectively.

(b) Changes in Internal Control over Financial Reporting.  There have been no significant changes in our internal controls over financial reporting that occurred during the second quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

China's central bank announces on 16 January 2008 that it will raise the required reserve ratio for commercial banks by half a percentage point as of 25 January 2008. As such, the ratio would be raised to 15%, the highest since 1984. The intention of this action, together with other stringent monetary policies, is to reduce their lending power in an effort to cool down the economic overheating. Together with this action, the central bank totally raised the reserve ratio 11 times and benchmark interest rates six times from last year. Since from last few years, excess liquidity is a major challenge for the China government as it results in bubbles and economic overheating. China's stock market benchmark Shanghai Composite Index almost doubled last year and the economy expanded 11.5 % in the first three quarters of 2007.

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

The media and advertising industries are sensitive to changes in economic conditions and advertising trends.

The advertisers’ spending to advertise is highly depends on the changes in general economic conditions and advertising trends. A deterioration of economic conditions would lead to a decrease in demand for advertising, the advertisers would reduce the advertising expenditures and significantly affect our revenue.

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

4.    Risks Related To Regulation of Our Business and Our Structure

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

5.    Risks Related to Corporate and Stock Matters

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

It is our strategy to expand our business through acquisitions like that of Tianma, Quo Advertising, Xuancaiyi, Lianhe and Bona. We would keep on searching for appropriate opportunities to acquire more businesses or to form joint ventures, etc. that are complementary to our core business. For each acquisition, our management encounters whatever difficulties during the integration of new operations, services and personnel with our existing operations. We may also expose ourselves to other potential risks like unforeseen or hidden liabilities of the acquired companies, the allocation of resources from our existing business to the new operations, uncertainties in generating expected revenue, employee relationships and governing by new regulations after integration. The occurrence of any of these unfavorable events in our recent acquisitions or possible future acquisitions could have an effect on our business, financial condition and results of operations.

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

The Company’s convertible promissory notes and warrants, as well as the purchase agreement, contain various provisions that protect the interests of the holders of these securities in a manner that may be adverse to our Common Stock holders. The 3% Convertible Promissory Notes bear interest at 3% per annum payable semi-annually in arrears and mature on June 30, 2011. The 3% Convertible Promissory Notes are convertible into shares of common stock at an initial conversion price of $1.65 per share, subject to customary anti-dilution adjustments. In addition, the conversion price will be adjusted downward on an annual basis if the Company should fail to meet certain annual earnings per share (“EPS”) targets described in the Purchase Agreement. In the event of a default, or if the Company’s actual EPS for any fiscal year is less than 80% of the respective EPS target, certain Investors may require the Company to redeem the 3% Convertible Promissory Notes at 100% of the principal amount, plus any accrued and unpaid interest, plus an amount representing a 20% internal rate of return on the then outstanding principal amount. The Warrants grant the holders the right to acquire shares of common stock at $2.50 and $3.50 per share, subject to customary anti-dilution adjustments. The exercise price of the Warrants will also be adjusted downward whenever the conversion price of the 3% Convertible Promissory Notes is adjusted downward in accordance with the provisions of the Purchase Agreement.

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

NETWORK CN INC.

Date: August 11, 2008	By:	/s/ GODFREY HUI
Godfrey Hui,
Chief Executive Officer

Date: August 11, 2008	By:	/s/ DALEY MOK
Daley Mok,
Chief Financial Officer