Form 10KSB/A
period 2007-12-31
NETWORK CN INC
filed 2008-10-22
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No.  2 )

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 000-30264

NETWORK CN INC.
(Name of small business issuer in its charter)

Delaware	90-0370486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Documents Incorporated by Reference:
None

Transitional Small Business Disclosure Format (Check one): YES ☐   NO☒

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-KSB (this “Amendment No. 2”) amends the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 24, 2008 (the “Original Report”) as subsequently amended by Amendment No. 1 to Form 10-KSB filed on August 11, 2008 (the “Amendment No. 1”), of Network CN Inc., a Delaware corporation (the “Company”, “our”, we”, or “we”). We are filing this Amendment No. 2 to amend (1) Part II - Item 6 “Management’s Discussion and Analysis or Plan of Operation”; (2) Part II - Item 7 “Financial Statements and Supplementary Data”; and (3) Part II - Item 8A (T) “Controls and Procedures”.

Background

On October 10, 2008, we filed a Current Report on Form 8-K to announce that our Board of Directors, based upon the consideration of issues addressed in the SEC review and the recommendation of the Audit Committee, determined that we should restate our previously issued consolidated financial statements for the year ended December 31, 2007 and unaudited condensed consolidated financial statements for the interim periods ended March 31, 2008 and June 30, 2008.

The restatement adjustments corrected the accounting errors arising from our misapplication of accounting policies to the discount associated with the beneficial conversion feature attributed to the issuance of the 3% convertible promissory notes in 2007 and 2008. The Company initially amortized the discount according to Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” (“EITF Issue No. 98-5”), which stated that discount resulting from allocation of proceeds to the beneficial conversion feature should be recognized as interest expense over the minimum period from the date of issuance to the date of earliest conversion. As the notes are convertible at the date of issuance, the Company fully amortized such discount through interest expense at the date of issuance accordingly. However, according to Issue 6 of EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, EITF Issues No. 98-5 should be modified to require the discount related to the beneficial conversion feature to be accreted from the date of issuance to the stated redemption date regardless of when the earliest conversion date occurs using the effective interest method. The restatement adjustments were to reflect the retrospective application of the Issue 6 of EITF Issue No. 00-27.

Effects of Restatement

The aggregate net effect of the restatement was to increase stockholders’ equity by approximately $4.7 million as of December 31, 2007 and decrease both non-cash interest expense and net loss for the year ended December 31, 2007 by approximately $4.7 million. The net loss per common share (basic and diluted) for the year ended December 31, 2007 decreased from $0.28 to $0.21 accordingly. The restatement has no effect on our cash flow. See Note 2 – Restatement and Reclassification and Note 19 – Restated Financial Information as included in Part II - Item 7 “Financial Statements and Supplementary Data”.

We are aware that the occurrence of a restatement of previously issued consolidated financial statements to reflect the correction of a misstatement indicated material weaknesses in internal control over financial reporting. Specifically, the Company did not maintain effective controls to ensure the correct application of accounting policies to the discount associated with the beneficial conversion feature attributed to the issuance of 3% convertible promissory notes. See Part II – Item 8A (T) “Controls and Procedures”.

The Original Report was previously amended by Amendment No. 1 to Form 10-KSB to include the comments received from the Staff of the SEC with respect to (1) amendment to the Report of Independent Registered Public Accounting Firms as a result of Webb & Company. P.A. being replaced with Jimmy C.H. Cheung & Co as our principal independent auditor; and (2) additional disclosure on the accounting policies for prepayments of advertising operating rights and convertible promissory notes and warrants.

Other than the revisions referred to above and related consents and certifications, all other information included in the Original Report remains unchanged. This Amendment No. 2 is not intended to, nor does it, reflect events that have occurred since the filing of the Original Report, and does not modify or update the disclosures therein in any way other than as required to reflect the changes described above.

PART II

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis is based on, and should be read in conjunction with our audited historical consolidated financial statements, which are included elsewhere in this Annual Report. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. Actual results could differ materially because of the factors discussed in Item 1. “Description of Business –Risks and Uncertainties” and elsewhere in this Annual Report, and some of which we may not know. All amounts are expressed in United States dollars .

RESTATEMENTS OF CONSOLIDATED FINANCIAL STATEMENTS

On October 10, 2008, we filed a Current Report on Form 8-K to announce that our Board of Directors, based upon the consideration of issues addressed in the SEC review and the recommendation of the Audit Committee, determined that we should restate our previously issued consolidated financial statements for the year ended December 31, 2007 and unaudited condensed consolidated financial statements for the interim periods ended March 31, 2008 and June 30, 2008.

The restatement adjustments corrected the accounting errors arising from our misapplication of generally accepted accounting principles to the discount associated with the beneficial conversion feature attributed to the issuance of the 3% convertible promissory notes in 2007 and 2008. We amortized the entire discount at the date of issuance instead of amortizing the discount over the term of the notes from the date of issuance.

The restatement affected our previously reported non-cash interest expense, net loss, long-term debt and stockholders’ equity but had no effects on our cash flow. The effects of the restatement are reflected in our consolidated financial statements and accompanying notes included herein. See Note 2 – Restatement and Reclassification and Note 19 – Restated Financial Information as included in Part II - Item 7 “Financial Statements and Supplementary Data”.

Set forth below is the impact of the restatement on our previously issued consolidated financial statements:

Consolidated Statements of Operations	Amortization of Deferred Charges and Debt Discounts		Net Loss
	As Previously Reported	As Restated	As Previously Reported	As Restated
For the year ended December 31, 2007	$4,866,351	$206,391	$(19,306,579)	$(14,646,619)
For the three months ended March 31, 2008	11,790,530	1,348,284	(18,813,760)	(8,371,514)
For the three months ended June 30, 2008	$541,573	$1,350,704	$(8,078,990)	$(8,888,121)

Consolidated Balance Sheets	3% Convertible Promissory Notes, Net		Stockholders’ Equity
	As Previously Reported	As Restated	As Previously Reported	As Restated
As of December 31, 2007	$12,545,456	$7,885,496	$5,978,976	$10,638,936
As of March 31, 2008	42,045,203	26,942,997	9,127,580	24,229,786
As of June 30, 2008	$42,471,397	$28,178,322	$2,912,555	$17,205,630

The impact of the restatement on our net loss per shares is as follows:

Net Loss Per Common Share – Basic and Diluted	As Previously Reported	As Restated
For the year ended December 31, 2007	$(0.28)	$(0.21)
For the three months ended March 31, 2008	(0.26)	(0.12)
For the three months ended June 30, 2008	$(0.11)	$(0.12)

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

CONSOLIDATED RESULTS OF OPERATIONS (RESTATED)

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

Fiscal Year Ended December 31, 2007 (Restated) Compared to Fiscal Year Ended December 31, 2006:

The following table highlights certain key financial information in our consolidated statements of operations:

	2007 Restated(1)	2006
Revenues	$27,582,907	$4,442,602
Costs and Expenses	41,990,807	9,515,590
Loss from Operations	(14,407,900)	(5,072,988)
Net Loss from Continuing Operations	(14,646,619)	(4,995,002)
Net Income from Discontinued Operations	-	526,296
Net loss	$(14,646,619)	$(4,468,706)

(1)	See Note 2 – Restatement and Reclassification and Note 19 – Restated Financial Information as included in Part II - Item 7 “Financial Statements and Supplementary Data”

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

Interest Expense

Interest expense increased to $329,194 for the year ended December 31, 2007 compared to $1,416 for the year ended December 31, 2006. Of the $329,194 recorded in the year ended December 31, 2007, $206,391 was attributed to amortization of deferred charges and debt discount associated with convertible promissory notes issued in late 2007 and $122,803 was attributed to interest expense on these convertible promissory notes. The amount of interest expense for the year ended December 31, 2006 represented interest expense associated with capital lease obligations which were fully paid in fiscal 2007.

Income Taxes

The Company derives all of its income in the PRC and is subject to income tax in the PRC. Income tax for the year ended December 31, 2007 was $7,668 as compared to $6,984 for the year ended December 31, 2006. Minimum income tax was recorded as the Company and its subsidiaries operated at a loss in both fiscal 2007 and fiscal 2006.

Net Loss from Continuing Operations

The Company incurred a net loss from continuing operations of $14,646,619 for the year ended December 31, 2007, an increase of 193% compared to a net loss of $4,995,002 for the year ended December 31, 2006. Generally, the significant increase in the loss from continuing operations was driven by several major factors: (1) the amortization of deferred charges and a debt discount of $206,391 associated with the issuance of convertible promissory notes, (2) an increase in stock-based compensation of $3,631,787 for services rendered by consultants, legal counsels, directors, executives and employees, (3) an increase in impairment charges of intangible rights of $1,117,721, (4) a loss of $1,352,636 related to our media business in 2007 and (5) an increase in professionals fees, payroll and other selling, general and administrative expenses recorded by the Company as a result of our expansion.

Net Income from Discontinued Operations

The Company recorded a one-time gain of $579,870 on the disposal of the Company’s interest in Tianjin Teda Yide Industrial Company Limited (“Yide”) for the year ended December 31, 2006.

Net Loss

The Company recorded a net loss of $14,646,619 for the year ended December 31, 2007, an increase of 228% compared to $4,468,706 for the year ended December 31, 2006, due to a loss from continuing operations discussed above in “Loss from Continuing Operations” and one-time gain on the disposal of the Company’s interest in Yide in 2006.

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

The Company is responsible for a portion of the cost of installing the 1,845 roadside advertising panels and 11 mega-size advertising panels. The Company estimates that the capital investment, including installation costs, for each roadside LED panel is approximately $20,000 to $25,000, and approximately $600,000 to $2,000,000 for each mega-size digital billboard, depending on its size.

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

5.           Convertible Promissory Notes and Warrants

In 2007, the Company issued 12% convertible promissory note and warrants and 3% convertible promissory notes and warrants. As of December 31, 2007, the warrants and embedded conversion feature were classified as equity under EITF 00-19,“Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and met the other criteria in paragraph 11(a) of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. Such classification will be reassessed at each balance sheet date. The Company allocated the proceeds of the convertible promissory notes between convertible promissory notes and the financial instruments related to warrants associated with convertible promissory notes based on their relative fair values at commitment date. The fair value of the financial instruments related to warrants associated with convertible promissory notes was determined utilizing the Black-Scholes option pricing model and the respective allocated proceeds to warrants is recorded in additional paid-in capital. The embedded beneficial conversion feature associated with convertible promissory notes was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital in according to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” ..

The portion of debt discount resulting from allocation of proceeds to the financial instruments related to warrants associated with convertible promissory notes is being amortized to interest expense over the life of the convertible promissory notes, using the effective yield method. For portion of debt discount resulting from allocation of proceeds to the beneficial conversion feature, it is amortized to interest expense over the term of the notes from the respective dates of issuance, using the effective yield method.

6.           Early Redemption of Convertible Promissory Notes

Should early redemption of convertible promissory notes occur, the unamortized portion of the associated deferred charges and debt discount would be fully written off and the early redemption premium, if any, will be recognized as an expense upon its occurrence. All such related charges, if material, would be aggregated and included in a separate line, charges on early redemption of convertible promissory notes, which would be included in ordinary activities on the consolidated statements of operations as required by SFAS No.145,“Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.

Pursuant to the provisions of agreements in connection with 3% convertible promissory notes, certain of investors may require the company to redeem the 3% Convertible Promissory Notes at 100% of the principal amount, plus any accrued and unpaid interest, plus an amount representing a 20% internal rate of return on the then outstanding principal amount in the event of a default, or if the Company’s actual EPS in any fiscal year is less than 80% of the respective EPS target. The Company accounts for such potential liability of 20% internal rate of return on the then outstanding principal amount in accordance with SFAS No. 5,“Accounting for Contingencies”.

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

9.           Income Taxes

The Company accounts for income taxes under SFAS No. 109,“Accounting for Income Taxes”. Under SFAS 109, deferred tax assets and liabilities are provided for the future tax effects attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from items including tax loss carry forwards.

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

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 APPENDIX A

NETWORK CN INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

PAGES	F-1 – F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

PAGE	F-3	CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2007 (RESTATED)

PAGE	F-4	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2007 (RESTATED) AND 2006

PAGE	F-5	CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2007 (RESTATED) AND 2006

PAGE	F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007 (RESTATED) AND 2006

PAGES	F-7 – F-26	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2007 (RESTATED) AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Network CN, Inc. and Subsidiaries

We have audited the accompanying balance sheet of Network CN, Inc. as of December 31, 2007 (Restated), and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2007 (Restated) and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Network CN, Inc. as of December 31, 2007 (Restated) and the results of its operations and its cash flows for the years ended December 31, 2007 (Restated) and 2006 in conformity with accounting principles generally accepted in the United States of America.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
March 12, 2008, except for notes 2,9,10,14,16,17,19 to which the date is October 14, 2008

1501 Corporate Drive, Suite 150 • Boynton Beach, FL 33426
Telephone: (561) 752-1721 • Fax: (561) 734-8562
www.cpawebb.com

Jimmy C.H. Cheung & Co Certified Public Accountants (A member of Kreston International)	Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Network CN Inc.

We have audited the consolidated balance sheet of Network CN Inc. and subsidiaries as of December 31, 2007 (restated) and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 (restated) and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the ultimate holding company, which statements reflect total assets of $2.1 million for 2007. Those statements were audited by other accountants whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the ultimate holding company is based on the reports of other accountants.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Network CN Inc. and subsidiaries as of December 31, 2007 (restated) and the results of its operations and its cash flows for the years ended December 31, 2007 (restated) and 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company restated its consolidated financial statements for the year ended December 31, 2007.

JIMMY C.H. CHEUNG & CO
Certified Public Accountants

Hong Kong
Date:  July 29, 2008 except for Notes 2, 9, 10, 14, 16, 17 and 19, to which the date is October 14, 2008

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong
Tel: (852) 25295500 Fax: (852) 28651067
Email: jchc@krestoninternational.com.hk
Website: http://www.jimmycheungco.com

NETWORK CN INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2007 (RESTATED) (1)

ASSETS
Current Assets	Note
Cash		$2,233,528
Accounts receivable, net	4	1,093,142
Prepayments for advertising operating rights		13,636,178
Prepaid expenses and other current assets		3,101,699
Total Current Assets		20,064,547

Equipment, Net	5	257,403
Intangible Rights, Net	6	6,114,550
Deferred Charges, Net	7	670,843

TOTAL ASSETS		$27,107,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, accrued expenses and other payables	8	$3,490,586
Current liabilities from discontinued operations	15	3,655
12% convertible promissory note, net	10	4,740,796
Total Current Liabilities		8,235,037

3% Convertible Promissory Notes Due 2011, Net	10	7,885,496

TOTAL LIABILITIES		16,120,533

COMMITMENTS AND CONTINGENCIES	11

MINORITY INTERESTS		347,874

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares
none issued and outstanding		-
Common stock, $0.001 par value, 800,000,000 shares
69,151,608 shares issued and outstanding		69,152
Additional paid-in capital	12	35,673,586
Accumulated deficit		(25,169,099)
Accumulated other comprehensive income		65,297
TOTAL STOCKHOLDERS’ EQUITY		10,638,936

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$27,107,343

(1)	See Note 2 – Restatement and Reclassification and Note 19 – Restated Financial Information of Consolidated Financial Statements.

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2007 (RESTATED) AND 2006

	Note	2007 (Restated)(1)	2006
REVENUES
Travel services		$26,140,355	$4,342,124
Advertising services		1,442,552	-
Related parties	13	-	100,478
Total Revenues		27,582,907	4,442,602

COSTS AND EXPENSES
Cost of travel services		25,830,401	4,231,952
Cost of advertising services		2,795,188	-
Professional fees		5,612,810	3,260,103
Payroll		4,098,842	1,004,731
Non-cash impairment charges	6	1,332,321	214,600
Other selling, general & administrative		2,321,245	804,204
Total Costs and Expenses		41,990,807	9,515,590

LOSS FROM OPERATIONS		(14,407,900)	(5,072,988)

OTHER INCOME
Interest income		26,811	38,395
Other income		9,284	23,334
Total Other Income		36,095	61,729

INTEREST EXPENSE
Amortization of deferred charges and debt discount	10	206,391	-
Interest expense		122,803	1,416
Total Interest Expense		329,194	1,416

NET LOSS BEFORE INCOME TAXES AND MINORITY INTERESTS		(14,700,999)	(5,012,675)
Income taxes	17	(7,668)	(6,984)
Minority interests		62,048	24,657
NET LOSS FROM CONTINUING OPERATIONS		(14,646,619)	(4,995,002)

DISCONTINUED OPERATIONS
Loss from discontinued operations	15	-	(53,574)
Gain on disposal of an affiliate	15	-	579,870
NET INCOME FROM DISCONTINUED OPERATIONS		-	526,296

NET LOSS		(14,646,619)	(4,468,706)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain		61,817	3,480
COMPREHENSIVE LOSS		$(14,584,802)	$(4,465,226)

NET INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED
Loss per common share from continuing operations	14	$(0.21)	$(0.10)
Income per common share from discontinued operations	14	-	0.01
Net loss per common share – basic and diluted	14	$(0.21)	$(0.09)
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	14	68,556,081	52,489,465

(1)	See Note 2 – Restatement and Reclassification and Note 19 – Restated Financial Information of Consolidated Financial Statements.

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 (RESTATED) AND 2006

	Common Stock
	Share	Amount	Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance as of December 31, 2005	21,846,885	$21,847	$8,087,078	$(66,355)	$(6,053,774)	$-	$1,988,796
Issuance of stock for private placement	42,086,333	42,086	9,615,959	-	-	-	9,658,045
Issuance of stock for acquisition of a subsidiary	362,500	363	102,587	-	-	-	102,950
Issuance of stock for service rendered by consultants and legal counsel	3,005,000	3,005	4,873,995	(2,845,000)	-	-	2,032,000
Contribution from a stockholder	-	-	16,781	-	-	-	16,781
Stock-based compensation for stock options/warrants issued to consultant and legal counsel for service	-	-	25,551	-	-	-	25,551
Amortization of deferred stock-based compensation	-	-	-	66,355	-	-	66,355
Translation adjustment	-	-	-	-	-	3,480	3,480
Net loss for the year	-	-	-	-	(4,468,706)	-	(4,468,706)
Balance as of December 31, 2006	67,300,718	$67,301	$22,721,951	$(2,845,000)	$(10,522,480)	$3,480	$9,425,252
Issuance of stock for private placement	500,000	500	1,499,500	-	-	-	1,500,000
Issuance of stock for acquisition of a subsidiary	300,000	300	843,300	-	-	-	843,600
Issuance of stock for service rendered by directors and officers	607,260	607	166,227	-	-	-	166,834
Issuance of stock for service rendered by consultants	218,630	219	441,785	-	-	-	442,004
Exercise of warrants by a consultant	225,000	225	22,275	-	-	-	22,500
Stock-based compensation for stock granted to directors, officers and employees for service	-	-	2,378,380	-	-	-	2,378,380
Stock-based compensation for stock option/warrants issued to consultants for service			27,921				27,921
Stock-based compensation for stock warrants issued to a placement agent for service	-	-	21,305	-	-	-	21,305
Amortization of deferred stock-based compensation	-	-	-	2,845,000	-	-	2,845,000
Value of warrants associated with convertible notes	-	-	2,823,670	-	-	-	2,823,670
Value of beneficial conversion feature of convertible notes to common stock	-	-	4,727,272	-	-	-	4,727,272
Translation adjustment	-	-	-	-	-	61,817	61,817
Net loss for the year (Restated) (1)	-	-	-	-	(14,646,619)	-	(14,646,619)
Balance as of December 31, 2007	69,151,608	$69,152	$35,673,586	$-	$(25,169,099)	$65,297	$10,638,936
(1)	See Note 2 – Restatement and Reclassification and Note 19 – Restated Financial Information of Consolidated Financial Statements.

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 (RESTATED) AND 2006

	2007 (Restated)(1)	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,646,619)	$(4,468,707)
Add: Loss from discontinued operations	-	53,574
	(14,646,619)	(4,415,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:
Equipment and intangible rights	528,635	289,148
Deferred charges and debt discount	206,391	-
Stock-based compensation for service	5,755,693	2,123,906
Allowance for doubtful debts	10,716	15,542
Non-cash impairment charges	1,332,321	214,600
Loss on disposal of equipment	5,350	-
Gain on disposal of subsidiaries / affiliate	(10,096)	(579,870)
Minority interests	(62,048)	(8,081)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(614,589)	(134,659)
Prepayments for advertising operating rights	(13,636,178)	-
Prepaid expenses and other current assets	(2,375,340)	(7,306)
Accounts payable, accrued expenses and other payables	2,185,548	276,626
Net cash used in continuing operations	(21,320,216)	(2,225,227)
Net cash used in discontinued operations	-	(93,139)
Net cash used in operating activities	(21,320,216)	(2,318,366)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of an affiliate	-	3,000,000
Proceeds from disposal of subsidiaries	551	-
Proceeds from disposal of equipment	2,668	-
Purchase of equipment	(207,371)	(90,888)
Purchase of intangible right	-	(6,000,000)
Net cash used in acquisition of subsidiaries, net	(319,167)	(807,959)
Net cash used in investing activities	(523,319)	(3,898,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in amounts due to related parties	-	(639,130)
Proceeds from issuance of common stock in private placement, net of costs	1,500,000	9,658,045
Proceeds from exercise of warrants issued for service	22,500	-
Proceeds from issuance of 12% convertible promissory note, net of costs	4,900,000	-
Proceeds from issuance of 3% convertible promissory notes, net of costs	14,700,000	-
Repayment of capital lease obligation	(3,120)	(9,359)
Contribution from a stockholder	-	16,781
Net cash provided by financing activities	21,119,380	9,026,337

EFFECT OF EXCHANGE RATE CHANGES ON CASH	59,160	3,480

NET (DECREASE) INCREASE IN CASH	(664,995)	2,812,604

CASH, BEGINNING OF PERIOD	2,898,523	85,919

CASH, END OF PERIOD	$2,233,528	$2,898,523

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$-	$19,450
Interest paid for 12% convertible promissory note	$78,934	$-
Interest paid for capital lease arrangement	$421	$5,423

Non-cash activities:
Issuance of common stock for acquisition of a subsidiary (Note 9)	$843,600	$102,950

(1)	See Note 2 – Restatement and Reclassification and Note 19 – Restated Financial Information of Consolidated Financial Statements.

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 (RESTATED) AND 2006

NOTE 1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) ORGANIZATION AND PRINCIPAL ACTIVITIES

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

(b) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(J) Convertible Promissory Notes and Warrants

In 2007, the Company issued 12% convertible promissory note and warrants and 3% convertible promissory notes and warrants. As of December 31, 2007, the warrants and embedded conversion feature were classified as equity under EITF 00-19,“Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and met the other criteria in paragraph 11(a) of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. Such classification will be reassessed at each balance sheet date. The Company allocated the proceeds of the convertible promissory notes between convertible promissory notes and the financial instruments related to warrants associated with convertible promissory notes based on their relative fair values at commitment date. The fair value of the financial instruments related to warrants associated with convertible promissory notes was determined utilizing the Black-Scholes option pricing model and the respective allocated proceeds to warrants is recorded in additional paid-in capital. The embedded beneficial conversion feature associated with convertible promissory notes was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital in according to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”.

The portion of debt discount resulting from allocation of proceeds to the financial instruments related to warrants associated with convertible promissory notes is being amortized to interest expense over the life of the convertible promissory notes, using the effective yield method. For portion of debt discount resulting from allocation of proceeds to the beneficial conversion feature, it is amortized to interest expense over the term of the notes from the respective dates of issuance, using the effective yield method.

(K) Early Redemption of Convertible Promissory Notes

Should early redemption of convertible promissory notes occur, the unamortized portion of the associated deferred charges and debt discount would be fully written off and the early redemption premium, if any, will be recognized as an expense upon its occurrence. All such related charges, if material, would be aggregated and included in a separate line, charges on early redemption of convertible promissory notes, which would be included in ordinary activities on the consolidated statements of operations as required by SFAS No.145,“Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”

Pursuant to the provisions of agreements in connection with 3% convertible promissory notes, certain of investors may require the company to redeem the 3% Convertible Promissory Notes at 100% of the principal amount, plus any accrued and unpaid interest, plus an amount representing a 20% internal rate of return on the then outstanding principal amount in the event of a default, or if the Company’s actual EPS in any fiscal year is less than 80% of the respective EPS target. The Company accounts for such potential liability of 20% internal rate of return on the then outstanding principal amount in accordance with SFAS No. 5,“Accounting for Contingencies”.

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

(N) Income Taxes

The Company accounts for income taxes under SFAS No. 109,“Accounting for Income Taxes”. Under SFAS 109, deferred tax assets and liabilities are provided for the future tax effects attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from items including tax loss carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or reversed. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(O) Comprehensive Income (Loss)

The Company follows SFAS No. 130,“Reporting Comprehensive Income” for the reporting and display of its comprehensive income (loss) and related components in the financial statements and thereby reports a measure of all changes in equity of an enterprise that results from transactions and economic events other than transactions with the shareholders. Items of comprehensive income (loss) are reported in both the consolidated statement of operations and comprehensive loss and the consolidated statement of stockholders’ equity.

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

(U) Segmental Reporting

SFAS No. 131,“Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company’s operating segments are organized internally primarily by the type of services rendered. In 2007, the Company changed their operating segments as a result of change of internal organization structure by management. It is the management’s view that the services rendered by the Company are of three operating segments: Media Network, Travel Network and Investment Holding in 2007.

(V) Recent Accounting Pronouncements

In September 2006, FASB issued SFAS 157,“Fair Value Measurements”. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles. More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements and related disclosures.

In February 2007, the FASB issued SFAS No. 159,“The Fair Value Option for Financial Assets and Financial Liabilities” which permit entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its financial statements and related disclosures.

In December 2007, the FASB issued SFAS No. 141 (Revised),“Business Combinations”  (“SFAS No. 141 (R)”), replacing SFAS No. 141, “Business Combinations”  (“SFAS No. 141”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” . SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and re-measured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS No. 160 establishes accounting and reporting standards for non controlling interests (i.e. minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements of SFAS No. 160, which are to be applied retrospectively for all periods presented, SFAS No. 141 (R) and SFAS No. 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of adopting SFAS No. 141 (R) and SFAS No. 160 on its financial statements and related disclosures.

NOTE 2	RESTATEMENT AND RECLASSIFICATION

(a) Restatement of Financial Results

On October 10, 2008, we filed a Current Report on Form 8-K to announce that our Board of Directors, based upon the consideration of issues addressed in the SEC review and the recommendation of the Audit Committee, determined that we should restate our previously issued consolidated financial statements for the year ended December 31, 2007.

The restatement adjustments corrected the accounting errors arising from our misapplication of accounting policies to the discount associated with the beneficial conversion feature attributed to the issuance of the 3% convertible promissory notes in 2007. The Company initially amortized the discount according to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio”, which stated that discount resulting from allocation of proceeds to the beneficial conversion feature should be recognized as interest expense over the minimum period from the date of issuance to the date of earliest conversion. As the notes are convertible at the date of issuance, the Company fully amortized such discount through interest expense at the date of issuance accordingly. However, according to Issue 6 of EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, EITF Issues No. 98-5 should be modified to require the discount related to the beneficial conversion feature to be accreted from the date of issuance to the stated redemption date regardless of when the earliest conversion date occurs using the effective interest method. The restatement adjustments were to reflect the retrospective application of the Issue 6 of EITF Issue No. 00-27.

The restatement affected our previously reported non-cash interest expense, net loss, long-term debt and stockholders’ equity but had no effects on our cash flow. There was no change to each subtotal (operating, investing and financing activities) in the Company’s consolidated statements of cash flows as a result of the restatement. Certain balances related to line items within certain cash flows were corrected as part of the restatement. The restatement in the consolidated financial statements as of and for the year ended December 31, 2007 is as follows:

For the year ended December 31, 2007	As Previously Reported	Restatement Adjustments	As Restated
Interest Expense
Amortization of deferred charges and debt discount	$4,866,351	$(4,659,960)	$206,391
Net loss from continuing operations	(19,306,579)	4,659,960	(14,646,619)
Net loss	(19,306,579)	4,659,960	(14,646,619)
Comprehensive loss	(19,244,762)	4,659,960	(14,584,802)
Net loss per common share – basic and diluted	$(0.28)	$0.07	$(0.21)

As of December 31, 2007	As Previously Reported	Restatement Adjustments	As Restated
Liabilities
3% convertible promissory notes due 2011, net	$12,545,456	$(4,659,960)	$7,885,496
Total liabilities	20,780,493	(4,659,960)	16,120,533
Stockholders’ Equity
Accumulated deficit	(29,829,059)	4,659,960	(25,169,099)
Total stockholder’s equity	$5,978,976	$4,659,960	$10,638,936

(b) Reclassification

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

For the intangible right of Tianma, which associated with operating right to conduct tour business, the Company compared the undiscounted cash flows to the carrying values of Tianma’s intangible right as a result of continuous operating loss recorded by Tianma. The Company has determined the intangible right should be fully provided with impairment loss based on discounted cash flow model. Accordingly, the Company recorded an impairment loss of $815,902 which was included in non-cash impairment charges on the consolidated statements of operation for the year ended December 31, 2007 accordingly.

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

	Years ended December 31
	2007	2006
	(Unaudited) (Restated)	(Unaudited)
Revenues	$27,619,599	$6,712,060
Loss before income taxes and minority interests	(14,807,565)	(4,663,042)
Net loss	$(14,753,561)	$(4,119,211)
Net loss per share
Basic and diluted	$(0.22)	$(0.08)

NOTE 10	CONVERTIBLE PROMISSORY NOTES AND WARRANTS

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

As of December 31, 2007, none of the conversion options and warrants associated with the above convertible promissory notes was exercised.

The following table details the accounting treatment of the convertible promissory notes: (Restated)

	12% Convertible Promissory Note	3% Convertible Promissory Notes	Total
Proceeds of convertible promissory notes	$5,000,000	$15,000,000	$20,000,000
Allocation of proceeds:
Allocated relative fair value of warrants	(333,670)	(2,490,000)	(2,823,670)
Allocated intrinsic value of beneficial conversion feature	-	(4,727,272)	(4,727,272)
Total net proceeds of the convertible promissory notes as of December 31, 2007	4,666,330	7,782,728	12,449,058
Amortization of debt discount for the year ended December 31, 2007	74,466	102,768	177,234
Net carrying value of convertible promissory notes	$4,740,796	$7,885,496	$12,626,292

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

Both the warrants and embedded conversion features issued in connection with 12% convertible promissory note and 3% convertible promissory notes meet the criteria of EITF 00-19,“Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” for equity classification and also met the other criteria in paragraph 11(a) of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” as of December 31, 2007. Accordingly, the conversion features do not require derivative accounting. The intrinsic value of beneficial conversion feature is calculated in according to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” . For 3% convertible promissory note, as the effective conversion price after allocating a portion of the proceeds to the warrants was less than the Company’s market price of common stock at commitment date, it was considered to have a beneficial conversion feature while for 12% convertible promissory note, no beneficial conversion feature existed. The value of beneficial conversion feature is recorded as a reduction in the carrying value of the convertible promissory notes against additional paid-in capital. As the 3% convertible promissory notes has stated redemption date, the respective debt discount being equal to the value of beneficial conversion feature of $4,727,272 is amortized over the term of the notes from the respective date of issuance using the effective yield method.

Amortization of Deferred Charges and Debt Discount

The amortization of deferred charges and debt discount for the year ended December 31, 2007 were as follows: (Restated)

	Warrants	Conversion Features	Deferred Charges	Total
12% convertible promissory note	$74,466	$-	$19,301	$93,767
3% convertible promissory notes	35,456	67,312	9,856	112,624
Total	$109,922	$67,312	$29,157	$206,391

NOTE 11	COMMITMENTS AND CONTINGENCIES

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

NOTE 14	NET LOSS PER COMMON SHARE

Net loss per share information for the years ended December 31, 2007 (Restated) and 2006 was as follows:

	2007 (Restated)	2006
Numerator:
Net loss from continuing operations	$(14,646,619)	$(4,995,002)
Net income from discontinued operations	-	526,296
Net loss attributable to stockholders	$(14,646,619)	$(4,468,706)
Denominator:
Weighted average number of shares outstanding, basic	68,556,081	52,489,465
Effect of dilutive securities
Options and warrants	-	-
Weighted average number of shares outstanding, diluted	68,556,081	52,489,465

Earnings/(Losses) per ordinary share – basic and diluted
Continuing operations	$(0.21)	$(0.10)
Discontinued operations	-	0.01
Net loss per share – basic and diluted	$(0.21)	$(0.09)

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

In accordance with FASB Interpretation No. 35,“Criteria for Applying the Equity Method of Accounting for Investments in Common Stock—an interpretation of APB Opinion No. 18” (“FIN 35”), the use of the equity method of accounting for the investment is required if the investor has the ability to exercise significant influence over the operating and financial policies of the investee. However, management of the Company has determined that the failure by the Company to obtain financial information subsequent to September 30, 2005 has resulted in the loss of significant influence over the operating and financial policies of Yide. As such, the use of the equity method was therefore no longer appropriate and the Company accounted for its investment from October 1, 2005 to April 29, 2006, the date of completion of the sale, under the cost method.

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

2007 (Restated)	Media Network	Travel Network	Investment Holding	Total
Revenue	$1,442,552	$26,140,355	$-	$27,582,907
Net loss from continuing operations	(4,457,881)	(953,905)	(9,234,833)	(14,646,619)
Depreciation and amortization
Equipment and intangible rights	483,750	9,505	35,380	528,635
Deferred charges and debt discount	-	-	206,391	206,391
Non-cash impairment charges	516,419	815,902	-	1,332,321
Interest expense	-	-	122,803	122,803
Assets	23,509,377	2,119,999	1,477,967	27,107,343
Capital Expenditures	$137,960	$3,007	$66,404	$207,371

2006	Property Management	Travel Agency	Total
Revenue	$214,108	$4,228,494	$4,442,602
Net loss from continuing operations	(4,939,516)	(55,486)	(4,995,002)
Net gain from discontinued operations	526,296	-	526,296
Depreciation and amortization	288,344	804	289,148
Assets	9,849,607	677,527	10,527,134
Capital Expenditures	$72,010	$18,878	$90,888

NOTE 17	INCOME TAXES

Income is subject to taxation in various countries in which the Company operate. The loss before income taxes and minority interests by geographical locations for the years ended December 31, 2007 and 2006 was summarized as follows:

	2007 (Restated)	2006
United States	$4,275,859	$2,395,882
Foreign	10,425,140	2,616,793
	$14,700,999	$5,012,675

Income tax expenses by geographical locations for the years ended December 31, 2007 and 2006 was summarized as follows:

	2007	2006
Current
United States	$-	$-
Foreign	7,668	6,984
	$7,668	$6,984
Deferred
United States	$-	$-
Foreign	-	-
	$-	$-

The reconciliation of the effective income tax of the Company to the U.S. federal statutory rate (the principal tax jurisdiction of the Company) was as follows:

	2007 (Restated)	2006
Expected income tax benefit	$4,998,340	$1,519,360
Operating loss carried forward	(1,453,792)	(814,600)
Tax effect on foreign income which is not subject U.S. federal corporate income tax rate of 34%	(3,536,880)	(711,744)
	$7,668	$6,984

An analysis of the Company’s deferred tax liabilities and deferred tax assets as of December 31, 2007 and 2006 was as follows:

	2007 (Restated)	2006
Deferred tax assets:
Net operating loss carried forward	$3,807,148	$2,353,356
Less: valuation allowance	(3,807,148)	(2,353,356)
Net deferred tax assets	$-	$-

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

NOTE 19	RESTATED FINANCIAL INFORMATION

The following tables set forth the effects of the restatement as described in Note 2 of the Company’s consolidated balance sheet as of December 31, 2007 and the Company’s statement of operations for the year ended December 31, 2007. There was no change to each subtotal (operating, investing and financing) in the Company’s consolidated statement of cash flows for the year ended December 31, 2007 as a result of the restatement.

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2007

ASSETS
Current Assets	As Previously Reported	As Restated
Cash	$2,233,528	$2,233,528
Accounts receivable, net	1,093,142	1,093,142
Prepayments for advertising operating rights	13,636,178	13,636,178
Prepaid expenses and other current assets	3,101,699	3,101,699
Total Current Assets	20,064,547	20,064,547

Equipment, Net	257,403	257,403
Intangible Rights, Net	6,114,550	6,114,550
Deferred Charges, Net	670,843	670,843

TOTAL ASSETS	$27,107,343	$27,107,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, accrued expenses and other payables	$3,490,586	$3,490,586
Current liabilities from discontinued operations	3,655	3,655
12% convertible promissory note, net	4,740,796	4,740,796
Total Current Liabilities	8,235,037	8,235,037

3% Convertible Promissory Notes Due 2011, Net	12,545,456	7,885,496

TOTAL LIABILITIES	20,780,493	16,120,533

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS	347,874	347,874

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares
none issued and outstanding	-	-
Common stock, $0.001 par value, 800,000,000 shares
69,151,608 shares issued and outstanding	69,152	69,152
Additional paid-in capital	35,673,586	35,673,586
Accumulated deficit	(29,829,059)	(25,169,099)
Accumulated other comprehensive income	65,297	65,297
TOTAL STOCKHOLDERS’ EQUITY	5,978,976	10,638,936

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,107,343	$27,107,343

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEAR ENDED DECEMBER 31, 2007

	As Previously Reported	As Restated
REVENUES
Travel services	$26,140,355	$26,140,355
Advertising services	1,442,552	1,442,552
Related parties	-	-
Total Revenues	27,582,907	27,582,907

COSTS AND EXPENSES
Cost of travel services	25,830,401	25,830,401
Cost of advertising services	2,795,188	2,795,188
Professional fees	5,612,810	5,612,810
Payroll	4,098,842	4,098,842
Non-cash impairment charges	1,332,321	1,332,321
Other selling, general & administrative	2,321,245	2,321,245
Total Costs and Expenses	41,990,807	41,990,807

LOSS FROM OPERATIONS	(14,407,900)	(14,407,900)

OTHER INCOME
Interest income	26,811	26,811
Other income	9,284	9,284
Total Other Income	36,095	36,095

INTEREST EXPENSE
Amortization of deferred charges and debt discount	4,866,351	206,391
Interest expense	122,803	122,803
Total Interest Expense	4,989,154	329,194

NET LOSS BEFORE INCOME TAXES AND MINORITY INTERESTS	(19,360,959)	(14,700,999)
Income taxes	(7,668)	(7,668)
Minority interests	62,048	62,048
NET LOSS FROM CONTINUING OPERATIONS	(19,306,579)	(14,646,619)

DISCONTINUED OPERATIONS
Loss from discontinued operations	-	-
Gain on disposal of an affiliate	-	-
NET INCOME FROM DISCONTINUED OPERATIONS	-	-

NET LOSS	(19,306,579)	(14,646,619)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	61,817	61,817
COMPREHENSIVE LOSS	$(19,244,762)	$(14,584,802)

NET INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED
Loss per common share from continuing operations	$(0.28)	$(0.21)
Income per common share from discontinued operations	-	-
Net loss per common share – basic and diluted	$(0.28)	$(0.21)
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	68,556,081	68,556,081

ITEM 8.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A(T).       CONTROLS AND PROCEDURES

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

Based upon the Evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective, at the reasonable assurance level, because of the material weaknesses described below. Notwithstanding the material weaknesses that existed as of December 31, 2007, our Chief Executive Officer and our Chief Financial Officer have concluded that the consolidated financial statements included in this Annual Report on Form 10-KSB/A present fairly, in all material respects, the financial position, results of operation and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to our financial statements, we determined to restate our consolidated financial statements for the year ended December 31, 2007. The restatement corrected the accounting errors arising from our misapplication of generally accepted accounting principles to the discount associated with the beneficial conversion feature attributed to the issuance of the 3% convertible promissory notes in 2007 and 2008. In our Annual Report on Form 10-KSB, management originally reported that our disclosure controls and procedures were effective. In light of the restatement discussed above, we have reassessed the effectiveness of our disclosure controls and procedures as of December 31, 2007, and have concluded that they were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting (Restated)

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

As of December 31, 2007, we did not maintain effective controls over the correct application of accounting policies in relation to the discount associated with the beneficial conversion feature attributed to the issuance of the 3% convertible promissory notes issued in 2007. This control deficiency resulted in the restatement of our annual consolidated financial statements for the year ended December 31, 2007. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

In the original filing of our Annual Report on Form 10-KSB for the year ended December 31, 2007, management previously concluded that we maintained effective internal control over financial reporting as of December 31, 2007. Management has subsequently determined that the material weakness described above existed as of December 31, 2007. As a result, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Accordingly, management has restated this management report on internal control over financial reporting .

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

Plan of Remediation

In response to the material weakness in internal control over financial reporting described above, management is developing and implementing new processes and procedures governing our internal control over financial reporting. Certain remedial measures have already been implemented or are currently contemplated, which include adding more technical accounting and financial reporting personnel in order to increase expertise in these areas; and providing additional technical training to current accounting staff, etc. Management will continue to monitor their implementation to ensure our correct application of accounting policies in relation to note discounts.

Changes In Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

ITEM 8B.            OTHER INFORMATION

None.

PART III

ITEM 13.	EXHIBITS

The following Exhibits are filed as part of this Amendment No. 2 to Annual Report on Form 10-KSB:

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
 * Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Date: October 22, 2008

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

Name	Title	Date

/s/ Godfrey Hui	Director and Chief Executive Officer	October 22, 2008
Godfrey Hui

/s/ Daley Mok	Director and Chief Financial Officer	October 22, 2008
Daley Mok

/s/ Daniel So	Director	October 22, 2008
Daniel So

/s/ Stanley Chu	Director	October 22, 2008
Stanley Chu

/s/ Peter Mak	Director	October 22, 2008
Peter Mak