Form 10-Q/A
period 2008-03-31
NETWORK CN INC
filed 2008-10-22
CIK 934796

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/ A
(Amendment No. 1)
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the transition period from ____ to ____

Commission file number 000-30264

NETWORK CN INC.
(Exact name of Registrant as specified in its charter)

Delaware	90-0370486
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

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
Yes  ☐                                  No  ☒

The number of shares outstanding of the Registrant’s Common Stock as of May 13, 2008 was 71,546,608 shares.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (this “Amendment No. 1”) amends the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 15, 2008 (the “Original Report”) of Network CN Inc., a Delaware corporation (the “Company”, “our”, we”, or “we”). We are filing this Amendment No. 1 to amend (1) Part I – Item 1 “Financial Statements”; (2) Part I - Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and (3) Part I - Item 4T “Control and Procedures”.

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

Effects of Restatement

The aggregate net effect of the restatement was to increase stockholders’ equity by approximately $15.1 million and $4.7 million as of March 31, 2008 and December 31, 2007 respectively and decrease both non-cash interest expense and net loss for the three months ended March 31, 2008 by approximately $10.4 million. The net loss per common share (basic and diluted) for the three months ended March 31, 2008 decreased from $0.26 to $0.12 accordingly. The restatement has no effect on statement of operations and net loss per common share (basic and diluted) for the three months ended March 31, 2007. It also has no effect on our cash flow for the three months ended March 31, 2008 and 2007. See Note 4 – Restatement and Reclassification and Note 14 – Restated Financial Information as included in Part I - Item 1 “Financial Statements”.

We are aware that the occurrence of a restatement of previously issued consolidated financial statement to reflect the correction of a misstatement indicated material weaknesses in internal control over financial reporting. Specifically, the Company did not maintain effective controls to ensure the correct application of accounting policies to the discount associated with the beneficial conversion feature attributed to the issuance of 3% convertible promissory notes. See Part I – Item 4T “Controls and Procedures”.

Other than the revisions referred to above and related certifications, all other information included in the Original Report remains unchanged. This Amendment No. 1 is not intended to, nor does it, reflect events that have occurred since the filing of the Original Report, and does not modify or update the disclosures therein in any way other than as required to reflect the changes described above.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NETWORK CN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (RESTATED)

	As of March 31, 2008 (Unaudited) (Restated) (1)	As of December 31, 2007 (Audited) (Restated) (1)
ASSETS
Current Assets
Cash	$17,384,582	$2,233,528
Accounts receivable, net	1,222,706	1,093,142
Prepayments for advertising operating rights	16,322,662	13,636,178
Prepaid expenses and other current assets	7,156,117	3,101,699
Total Current Assets	42,086,067	20,064,547

Equipment, Net	5,386,824	257,403
Intangible Assets, Net (Note 7)	8,379,781	6,114,550
Deferred Charges, Net	1,579,567	670,843

TOTAL ASSETS	$57,432,239	$27,107,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, accrued expenses and other payables	$5,977,331	$3,490,586
Current liabilities from discontinued operations	3,655	3,655
12% convertible promissory note, net (Note 8)	-	4,740,796
Total Current Liabilities	5,980,986	8,235,037

3% Convertible Promissory Notes Due 2011, Net (Note 8)	26,942,997	7,885,496

TOTAL LIABILITIES	32,923,983	16,120,533

COMMITMENTS AND CONTINGENCIES (Note 9)

MINORITY INTERESTS	278,470	347,874

STOCKHOLDERS’ EQUITY (Note 10)
Preferred stock, $0.001 par value, 5,000,000 shares authorized
none issued and outstanding	--	--
Common stock, $0.001 par value, 800,000,000 shares authorized
Issued and outstanding: 71,546,608 and 69,152,000 as of March 31, 2008 and December 31, 2007, respectively	71,547	69,152
Additional paid-in capital	57,024,237	35,673,586
Accumulated deficit	(33,540,613)	(25,169,099)
Accumulated other comprehensive income	674,615	65,297
TOTAL STOCKHOLDERS’ EQUITY	24,229,786	10,638,936

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,432,239	$27,107,343

(1)	See Note 4 – Restatement and Reclassification and Note 14 – Restated Financial Information of Consolidated Financial Statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
LOSS FOR THE THREE MONTHS ENDED MARCH 31, 2008 (RESTATED) AND 2007
(Unaudited)

	March 31, 2008	March 31, 2007
	(Restated) (1)
REVENUES
Travel services	$8,458,482	$2,375,828
Advertising services	584,167	393,899
Total Revenues	9,042,649	2,769,727

COSTS AND EXPENSES
Cost of travel services	8,301,823	2,364,924
Cost of advertising services	3,437,630	246,682
Professional fees	1,221,303	2,776,490
Payroll	1,609,487	337,394
Other selling, general & administrative	1,250,730	281,084
Total Costs and Expenses	15,820,973	6,006,574

LOSS FROM OPERATIONS	(6,778,324)	(3,236,847)

OTHER INCOME
Interest income	10,645	5,516
Other income	17,738	2,642
Total Other Income	28,383	8,158

INTEREST EXPENSE
Amortization of deferred charges and debt discount (Note 8)	1,348,284	-
Interest expense	346,625	317
Total Interest Expense	1,694,909	317

NET LOSS BEFORE INCOME TAXES AND MINORITY INTERESTS	(8,444,850)	(3,229,006)
Income taxes	-	-
Minority interests	73,336	14,611
NET LOSS	$(8,371,514)	$(3,214,395)

OTHER COMPREHENSIVE GAIN (LOSS)
Foreign currency translation gain (loss)	609,318	(6,892)
COMPREHENSIVE LOSS	$(7,762,196)	$(3,221,287)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED
Net loss per common share – Basic and Diluted (Note 12)	$(0.12)	$(0.05)
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED (Note 12)	71,418,201	67,520,718

(1)	See Note 4 – Restatement and Reclassification and Note 14 – Restated Financial Information of Consolidated Financial Statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 (RESTATED) AND 2007
(Unaudited)

	For the Three Months Ended
	March 31, 2008	March 31, 2007
	(Restated) (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,371,514)	$(3,214,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:
Equipment and intangible assets	441,958	90,193
Deferred charges and debt discount	1,348,284	-
Stock-based compensation for service	774,743	1,230,212
Minority interests	(73,336)	(14,611)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(129,564)	(65,970)
Prepayments for advertising operating rights	(235,690)	-
Prepaid expenses and other current assets	(3,781,917)	(145,429)
Accounts payable, accrued expenses and other payables	953,253	355,767
Net cash used in operating activities	(9,073,783)	(1,764,233)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(2,684,884)	(8,141)
Net cash used in acquisition of subsidiaries, net	(2,571,749)	(45,999)
Net cash used in investing activities	(5,256,633)	(54,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 3% convertible promissory note, net of costs	33,900,000
Repayment of 12% convertible promissory notes	(5,000,000)
Repayment of capital lease obligation	-	(2,340)
Net cash provided by (used in) financing activities	28,900,000	(2,340)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	581,470	(12,463)

NET INCREASE (DECREASE) IN CASH	15,151,054	(1,833,176)

CASH, BEGINNING OF PERIOD	2,233,528	2,898,523

CASH, END OF PERIOD	$17,384,582	$1,065,347

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$-	$-
Interest paid for convertible promissory note	$346,625	$-
Interest paid for capital lease arrangement	$-	$317

Non-cash activities:
Issuance of common stock for acquisition of subsidiaries (Note 6)	$3,738,000	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

In January 2008, the Company acquired 100% equity interest of CityHorizon Limited, a British Virgin Islands company. The Company issued 1,500,000 shares of restricted common stock of par value of $0.001 each, totaling $3,738,000 as part of the consideration.

(1)	See Note 4 – Restatement and Reclassification and Note 14 – Restated Financial Information of Consolidated Financial Statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 (RESTATED) AND 2007
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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2007, previously filed with the Securities and Exchange Commission.

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

(F) Allowance for Doubtful Accounts

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

(G) Equipment, Net

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

(H) Intangible Assets, Net

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

(K) Convertible Promissory Notes and Warrants

In 2007, the Company issued 12% convertible promissory note and warrants and 3% convertible promissory notes and warrants. In 2008, the Company issued additional 3% convertible promissory notes and warrants. As of March 30, 2008 and December 31, 2007, the warrants and embedded conversion feature were classified as equity under Emerging Issues Task Force (“EITF”) Issue No. 00-19 “ Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock ” and met the other criteria in paragraph 11(a) of Statement of Financial

Accounting Standards (“SFAS”) No.133 “ Accounting for Derivative Instruments and Hedging Activities ”. Such classification will be reassessed at each balance sheet date.  The Company allocated the proceeds of the convertible promissory notes between convertible promissory notes and the financial instruments related to warrants associated with convertible promissory notes based on their relative fair values at commitment date. The fair value of the financial instruments related to warrants associated with convertible promissory notes was determined utilizing the Black-Scholes option pricing model and the respective allocated proceeds to warrants is recorded in additional paid-in capital. The embedded beneficial conversion feature associated with convertible promissory notes was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital in according to Emerging Issues Task Force (“EITF”) Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” and EITF Issue No. 00-27,  “Application of Issue No. 98-5 to Certain Convertible Instruments.”

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

(L) Early Redemption of Convertible Promissory Notes

Should early redemption of convertible promissory notes occur, the unamortized portion of the associated deferred charges and debt discount would be fully written off and any early redemption premium will be recognized as expense upon its occurrence. All related charges, if material, would be aggregated and included in a separate line “charges on early redemption of convertible promissory notes”. Such an expense would be included in ordinary activities on the consolidated statement of operations as required by SFAS No.145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” .

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

NOTE 4.                   RESTATEMENT AND RECLASSIFICATION

(a)  Restatement of Financial Results

On October 10, 2008, we filed a Current Report on Form 8-K to announce that our Board of Directors, based upon the consideration of issues addressed in the SEC review and the recommendation of the Audit Committee, determined that we should restate our previously issued condensed consolidated financial statements for the three months ended March 31, 2008 and consolidated financial statements for the year ended December 31, 2007.

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

The restatement affected our previously reported non-cash interest expense, net loss, long-term debt and stockholders’ equity but had no effects on our cash flow. There was no change to each subtotal (operating, investing and financing activities) in the Company’s condensed consolidated statements of cash flows as a result of the restatement. Certain balances related to line items within certain cash flows were corrected as part of the restatement. The restatement in the condensed consolidated financial statements as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 is as follows:

For the three months ended March 31, 2008	As Previously Reported	Restatement Adjustments	As Restated
Interest Expense
Amortization of deferred charges and debt discount	$11,790,530	$(10,442,246)	$1,348,284
Net loss before income taxes and minority interest	(18,887,096)	10,442,246	(8,444,850)
Net loss	(18,813,760)	10,442,246	(8,371,514)
Comprehensive loss	(18,204,442)	10,442,246	(7,762,196)
Net loss per common share – basic and diluted	$(0.26)	$0.14	$(0.12)

As of March 31, 2008	As Previously Reported	Restatement Adjustments	As Restated
Liabilities
3% convertible promissory notes due 2011, net	$42,045,203	$(15,102,206)	$26,942,997
Total liabilities	48,026,189	(15,102,206)	32,923,983
Stockholders’ Equity
Accumulated deficit	(48,642,819)	15,102,206	(33,540,613)
Total stockholder’s equity	$9,127,580	$15,102,206	$24,229,786

As of December 31, 2007	As Previously Reported	Restatement Adjustments	As Restated
Liabilities
3% convertible promissory notes due 2011, net	$12,545,456	$(4,659,960)	$7,885,496
Total liabilities	20,780,493	(4,659,960)	16,120,533
Stockholders’ Equity
Accumulated deficit	(29,829,059)	4,659,960	(25,169,099)
Total stockholder’s equity	$5,978,976	$4,659,960	$10,638,936

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

In addition, Lianhe committed to extend loan totaling US$137,179 as of January 1, 2008 to the registered shareholders of Botong for the purpose of financing such shareholders’ investment in Botong. Through the above contractual arrangement, Lianhe was the primary beneficiary of Botong which was a variable interest entity as defined under FIN 46 (Revised), “Consolidation of Variable Interest Entities” . The results of operations of Botong have been included in the Company's consolidated statement of operations since January 1, 2008.

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

NOTE 7.                   INTANGIBLE ASSETS, NET

The following table set forth information for intangible assets subject to amortization and intangible asset subject to amortization as of March 31, 2008 and December 31, 2007:

	As of March 31, 2008 (Unaudited)	As of December 31, 2007 (Audited)
Amortized intangible rights
Gross carrying amount	$8,376,298	$7,825,267
Less: accumulated amortization	(1,209,424)	(999,106)
Less: provision for impairment loss	(711,611)	(711,611)
Amortized intangible rights, net	6,455,263	6,114,550

Unamortized intangible right
Gross carrying amount	815,902	815,902
Less: provision for impairment	(815,902)	(815,902)
Unamortized intangible right, net	-	-

Amortized application systems
Gross carrying amount	$1,973,865	$-
Less: accumulated amortization	(49,347)	-
Amortized application systems, net	1,924,518	-

Intangible assets, net	$8,379,781	$6,114,550

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

The 3% Convertible Promissory Notes bear interest at 3% per annum payable semi-annually in arrears and mature on June 30, 2011. The 3% Convertible Promissory Notes are convertible into shares of common stock at an initial conversion price of $1.65 per share, subject to customary anti-dilution adjustments. In addition, the conversion price will be adjusted downward on an annual basis if the Company should fail to meet certain annual earnings per share (“EPS”) targets described in the Purchase Agreement. In the event of a default, or if the Company’s actual EPS for any fiscal year is less than 80% of the respective EPS target, certain of the investors may require the Company to redeem the 3% Convertible Promissory Notes at 100% of the principal amount, plus any accrued and unpaid interest, plus an amount representing a 20% internal rate of return on the then outstanding principal amount. As of March 31, 2008, although the Company recorded a net loss, the Company anticipates improvement of its media operations, and believes that the likelihood of the Investors calling for early redemption is remote. The Warrants grant the holders the right to acquire shares of common stock at $2.50 and $3.50 per share, subject to customary anti-dilution adjustments. The exercise price of the Warrants will also be adjusted downward whenever the conversion price of the 3% Convertible Promissory Notes is adjusted downward in accordance with the provisions of the Purchase Agreement.

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

As of March 31, 2008, none of the conversion options and warrants associated with the above convertible promissory notes was exercised.

The following table details the accounting treatment of the convertible promissory notes: (Restated)

	12% Convertible Promissory Note	3% Convertible Promissory Notes (first and second tranche)	3% Convertible Promissory Notes (third tranche)	Total
Proceeds of convertible promissory notes	$5,000,000	$15,000,000	$35,000,000	$55,000,000
Allocation of proceeds:
Allocated relative fair value of warrants	(333,670)	(2,490,000)	(5,810,000)	(8,633,670)
Allocated intrinsic value of beneficial conversion feature	-	(4,727,272)	(11,030,303)	(15,757,575)
Total net proceeds of the convertible promissory notes as of March 31, 2008	4,666,330	7,782,728	18,159,697	30,608,755
Prepayment of convertible promissory notes	(5,000,000)	-	-	(5,000,000)
Amortization of debt discount for the quarter ended March, 2008	333,670	446,137	554,435	1,334,242
Net carrying value of convertible promissory notes	$-	$8,228,865	$18,714,132	$26,942,997

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

Both the warrants and embedded conversion features issued in connection with 12% convertible promissory note and 3% convertible promissory notes meet the criteria of EITF 00-19,“Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” for equity classification and also met the other criteria in paragraph 11(a) of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. Accordingly, the conversion features do not require derivative accounting. The intrinsic value of beneficial conversion feature is calculated in according to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” . For 3% convertible promissory note, as the effective conversion price after allocating a portion of the proceeds to the warrants was less than the Company’s market price of common stock at commitment date, it was considered to have a beneficial conversion feature while for 12% convertible promissory note, no beneficial conversion feature existed. The value of beneficial conversion feature is recorded as a reduction in the carrying value of the convertible promissory notes against additional paid-in capital. As the 3% convertible promissory notes has stated redemption date,, the respective debt discount equivalent to the value of beneficial conversion feature is amortized over the term of the notes from the respective date of issuance using the effective yield method.

Amortization of Deferred Charges and Debt Discount

The amortization of deferred charges and debt discount for the three months ended March 31, 2008 were as follows: (Restated)

	Warrants	Conversion Features	Deferred Charges	Total
12% convertible promissory note	$259,204	$-	$80,700	$339,904
3% convertible promissory notes	309,747	588,057	110,576	1,008,380
Total	$568,951	$588,057	$191,276	$1,348,284

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

NOTE 11.                 RELATED PARTY TRANSACTIONS

During the quarters ended March 31, 2008 and 2007, the Company have not entered into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest:

NOTE 12.                 NET LOSS PER COMMON SHARE

 Net loss per share information for the quarters ended March 2008 (restated) and 2007 was as follows:

	2008 (Restated)	2007
Numerator:
Net loss	$(8,371,514)	$(3,214,395)
Denominator:
Weighted average number of shares outstanding, basic	71,418,201	67,520,718
Effect of dilutive securities

Options and warrants	-	-
Weighted average number of shares outstanding, diluted	71,418,201	67,520,718

Earnings/(Losses) per ordinary share – basic and diluted
Net loss per share – basic and diluted	$(0.12)	$(0.05)

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

For the Three Months Ended March 31, 2008 (Restated)	Media Network	Travel Network	Investment Holding	Total
Revenue	$584,167	$8,458,482	$-	$9,042,649
Loss from operations	(4,799,017)	15,434	(1,994,741)	(6,778,324)
Depreciation and amortization
Equipment and intangible assets	429,403	2,396	10,159	441,958
Deferred charges and debt discount	-	-	1,348,284	1,348,284
Interest expense			346,625	346,625
Assets	43,457,567	1,899,768	12,074,903	57,432,238
Capital Expenditures	$3,087,514	$5,285	$1,064	$3,093,863

For the Three Months Ended March 31, 2007	Media Network	Travel Network	Investment Holding	Total
Revenue	$393,899	$2,375,828	$-	$2,769,727
Loss from operations	98,327	(104,447)	(3,230,727)	(3,236,847)

Depreciation and amortization-equipment and intangible assets	353	1,597	88,243	90,193
Assets	755,422	981,833	8,020,054	9,757,309
Capital Expenditures	$2,712	$(1,546)	$6,975	$8,141

NOTE 14   RESTATED FINANCIAL INFORMATION

The following tables set forth the effects of the restatement as described in Note 4 of (1) the Company’s condensed consolidated balance sheet as of March 31, 2008 and December 31, 2007; (2) the Company’s statement of operations for the three months ended March 31, 2008. No restatement was made to the Company’s statement of operations for the three months ended March 31, 2007. There was no change to each subtotal (operating, investing and financing) in the Company’s condensed consolidated statement of cash flows as a result of the restatement.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2008 (Unaudited)		As of December 31, 2007 (Audited)
Current Assets	As Previously Reported	As Restated	As Previously Reported	As Restated
Cash	$17,384,582	$17,384,582	$2,233,528	$2,233,528
Accounts receivable, net	1,222,706	1,222,706	1,093,142	1,093,142
Prepayments for advertising operating rights	16,322,662	16,322,662	13,636,178	13,636,178
Prepaid expenses and other current assets	7,156,117	7,156,117	3,101,699	3,101,699
Total Current Assets	42,086,067	42,086,067	20,064,547	20,064,547

Equipment, Net	5,386,824	5,386,824	257,403	257,403
Intangible Rights, Net	8,379,781	8,379,781	6,114,550	6,114,550
Deferred Charges, Net	1,579,567	1,579,567	670,843	670,843

TOTAL ASSETS	$57,432,239	$57,432,239	$27,107,343	$27,107,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, accrued expenses and other payables	$5,977,331	$5,977,331	$3,490,586	$3,490,586
Current liabilities from discontinued operations	3,655	3,655	3,655	3,655
12% convertible promissory note, net	-	-	4,740,796	4,740,796
Total Current Liabilities	5,980,986	5,980,986	8,235,037	8,235,037

3% Convertible Promissory Notes Due 2011, Net	42,045,203	26,942,997	12,545,456	7,885,496

TOTAL LIABILITIES	48,026,189	32,923,983	20,780,493	16,120,533

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS	278,470	278,470	347,874	347,874

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares none issued and outstanding	-	-	-	-
Common stock, $0.001 par value, 800,000,000 shares
Issued and outstanding: 71,546,608 and 69,152,000 as of March 31, 2008 and December 31, 2007, respectively	71,547	71,547	69,152	69,152
Additional paid-in capital	57,024,237	57,024,237	35,673,586	35,673,586
Accumulated deficit	(48,642,819)	(33,540,613)	(29,829,059)	(25,169,099)
Accumulated other comprehensive income	674,615	674,615	65,297	65,297
TOTAL STOCKHOLDERS’ EQUITY	9,127,580	24,229,876	5,978,976	10,638,936

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,432,239	$57,432,239	$27,107,343	$27,107,343

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

	As Previously Reported	As Restated
REVENUES
Travel services	$8,458,482	$8,458,482
Advertising services	584,167	584,167
Total Revenues	9,042,649	9,042,649

COSTS AND EXPENSES
Cost of travel services	8,301,823	8,301,823
Cost of advertising services	3,437,630	3,437,630
Professional fees	1,221,303	1,221,303
Payroll	1,609,487	1,609,487
Other selling, general & administrative	1,250,730	1,250,730
Total Costs and Expenses	15,820,973	15,820,973

LOSS FROM OPERATIONS	(6,778,324)	(6,778,324)

OTHER INCOME
Interest income	10,645	10,645
Other income	17,738	17,738
Total Other Income	28,383	28,383

INTEREST EXPENSE
Amortization of deferred charges and debt discount	11,790,530	1,348,284
Interest expense	346,625	346,625
Total Interest Expense	12,137,155	1,694,909

NET LOSS BEFORE INCOME TAXES AND MINORITY INTERESTS	(18,887,096)	(8,444,850)
Income taxes	-	-
Minority interests	73,336	73,336
NET LOSS	(18,813,760)	(8,371,514)

OTHER COMPREHENSIVE GAIN (LOSS)
Foreign currency translation gain (loss)	609,318	609,318
COMPREHENSIVE LOSS	$(18,204,442)	$(7,762,196)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED
Net loss per common share – Basic and Diluted	$(0.26)	$(0.12)
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	71,418,201	71,418,201

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

The restatement affected our previously reported non-cash interest expense, net loss, long-term debt and stockholders’ equity but had no effects on our cash flow or liquidity. The effects of the restatement are reflected in our consolidated financial statements and accompanying notes included herein. See Note 4 – Restatement and Reclassification and Note 14 – Restated Financial Information as included in Part I - Item 1 “Financial Statements”.

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

(1) Prepayment for advertising operating rights

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

(2) Equipment, Net

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

(3) Intangible Assets, Net

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

(4) Impairment of Long-Lived Assets

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

(5) Deferred Charges, Net

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

(6) Convertible Promissory Notes and Warrants

In 2007, the Company issued a 12% convertible promissory note and warrants and 3% convertible promissory notes and warrants. In 2008, the Company issued additional 3% convertible promissory notes and warrants. As of March 30, 2008 and December 31, 2007, the warrants and embedded conversion feature were classified as equity under Emerging Issues Task Force (“EITF”) Issue No. 00-19 “ Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock ” and met the other criteria in paragraph 11(a) of Statement of Financial Accounting Standards (“SFAS”) No.133 “ Accounting for Derivative Instruments and Hedging Activities ”. Such classification will be reassessed at each balance sheet date. The Company allocated the proceeds of the convertible promissory notes between convertible promissory notes and the financial instruments related to warrants associated with convertible promissory notes based on their relative fair values at commitment date. The fair value of the financial instruments related to warrants associated with convertible promissory notes was determined utilizing the Black-Scholes option pricing model and the respective allocated proceeds to warrants is recorded in additional paid-in capital. The embedded beneficial conversion feature associated with convertible promissory notes was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital in according to Emerging Issues Task Force (“EITF”) Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio”  and EITF Issue No. 00-27,   “Application of Issue No. 98-5 to Certain Convertible Instruments.”

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

(7) Early Redemption of Convertible Promissory Notes

Should early redemption of convertible promissory notes occur, the unamortized portion of the associated deferred charges and debt discount would be fully written off and any early redemption premium will be recognized as expense upon its occurrence. All related charges, if material, would be aggregated and included in a separate line “charges on early redemption of convertible promissory notes”. Such an expense would be included in ordinary activities on the consolidated statement of operations as required by SFAS No.145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” .

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

(12) Fair Value of Financial Instruments

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

(13) Recent Accounting Pronouncements

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

RESULTS OF OPERATIONS (RESTATED)

The following table highlights certain key financial information in our consolidated statements of operations:

	2008 Restated(1)	2007
Revenues	$9,042,649	$2,769,727
Costs and Expenses	15,820,973	6,006,574
Loss from Operations	(6,778,324)	(3,236,847)
Net Loss before income taxes and minority interests	(8,444,850)	(3,229,006)
Net loss	$(8,371,514)	$(3,214,395)

(1)	See Note 4 – Restatement and Reclassification and Note 14 – Restated Financial Information as included in Part II - Item 7 “Financial Statements and Supplementary Data”

For the three months ended March 31, 2008 (restated) compared to the three months ended March 31, 2007:

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

Net loss

The Company incurred a net loss of $8,371,514 for the three months ended March 31, 2008, an increase of 160% compared to a net loss of $3,214,395 for the corresponding prior year period. The increase in net loss was driven by several factors: (1) the increase in amortization of deferred charges and a debt discount associated with the issuance of convertible promissory notes in 2007 and 2008.    (2) the increase in amortization charges of intangible assets of $130,847 which was due to identifiable intangible assets of were revalued as the effective control started over Botong and Lianhe (3) increase in cost of advertising services related to our media business as mention above, and (5) an increase in professional fees, payroll and other selling, general and administrative expenses recorded by the Company as a result of our expansion.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective, at the reasonable assurance level, because of the material weaknesses described below. Notwithstanding the material weaknesses that existed as of March 31, 2008, our Chief Executive Officer and our Chief Financial Officer have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A present fairly, in all material respects, the financial position, results of operation and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to our financial statements, we determined to restate our condensed consolidated financial statements for the three months ended March 31, 2008 and consolidated financial statements for the year ended December 31, 2007. The restatement corrected the accounting errors arising from our misapplication of generally accepted accounting principles to the discount associated with the beneficial conversion feature attributed to the issuance of the 3% convertible promissory notes in 2007 and 2008. In our original filing of our quarterly report on Form 10-Q for the interim period ended March 31, 2008 and annual report on Form 10-KSB for the year ended December 31, 2007, management previously reported that our disclosure controls and procedures were effective. In light of the restatement discussed above, we have reassessed the effectiveness of our disclosure controls and procedures as of March 31, 2008 and December 31, 2007, and have concluded that they were not effective.

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

NETWORK CN INC.

Date: October 22, 2008	By:	/s/ GODFREY HUI
Godfrey Hui,
Chief Executive Officer

Date: October 22, 2008	By:	/s/ DALEY MOK
Daley Mok,
Chief Financial Officer