Form 10-Q/A
period 2008-06-30
NETWORK CN INC
filed 2008-10-22
CIK 934796

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q /A
(Amendment No.1)
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non- accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☐     No ☒

As of July 31, 2008, 71,611,608 shares of the Registrant’s common stock, par value $0.001 per share, were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (this “Amendment No. 1”) amends the Quarterly Report on Form 10-Q for the quarterly period  ended June 30, 2008, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 11, 2008 (the “Original Report”) of Network CN Inc., a Delaware corporation (the “Company”, “our”, we”, or “we”). We are filing this Amendment No. 1 to amend (1) Part I – Item 1 “Financial Statements”; (2) Part I - Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and (3) Part I - Item 4 “Control and Procedures”.

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

Effects of Restatement

The aggregate net effect of the restatement was to (1) increase stockholders’ equity by approximately $14.3 million and $4.7 million as of June 30, 2008 and December 31, 2007 respectively; (2) increase both non-cash interest expense and net loss for the three months ended June 30, 2008 by approximately $0.8 million; (3) decrease both non-cash interest expense and net loss for the six months ended June 30, 2008 by approximately $9.6 million,. Accordingly, the net loss per common share (basic and diluted) for the three months and six months ended June 30, 2008 increased from $0.11 to $0.12 and decreased from $0.38 to $0.24 respectively. The restatement has no effect on statement of operations and net loss per common share (basic and diluted) for the quarterly period ended June 30, 2007. It also has no effect on our cash flow for the quarterly periods ended June 30, 2008 and 2007. See Note 4 – Restatement and Reclassification and Note 14 – Restated Financial Information as included in Part I - Item 1 “Financial Statements”.

We are aware that the occurrence of a restatement of previously issued unaudited condensed consolidated financial statement to reflect the correction of a misstatement indicated material weaknesses in internal control over financial reporting. Specifically, the Company did not maintain effective controls to ensure the correct application of accounting policies to the discount associated with the beneficial conversion feature attributed to the issuance of 3% convertible promissory notes. See Part I – Item 4 “Controls and Procedures”.

Other than the revisions referred to above and certifications, all other information included in the Original Report remains unchanged. This Amendment No. 1 is not intended to, nor does it, reflect events that have occurred since the filing of the Original Report, and does not modify or update the disclosures therein in any way other than as required to reflect the changes described above.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NETWORK CN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (RESTATED)

	Note	As of June 30, 2008 (Unaudited) (Restated) (1)	As of December 31, 2007 (Audited) (Restated) (1)
Current Assets
Cash		$12,776,103	$2,233,528
Accounts receivable, net		2,290,175	1,093,142
Prepayments for advertising operating rights		14,047,318	13,636,178
Prepaid expenses and other current assets		8,113,850	3,101,699
Total Current Assets		37,227,446	20,064,547

Equipment, Net		5,861,729	257,403
Intangible Assets, Net	7	8,120,116	6,114,550
Deferred Charges, Net		1,464,189	670,843

TOTAL ASSETS		$52,673,480	$27,107,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, accrued expenses and other payables		$6,973,916	$3,490,586
Current liabilities from discontinued operations		3,655	3,655
12% convertible promissory note, net	8	-	4,740,796
Total Current Liabilities		6,977,571	8,235,037

3% Convertible Promissory Notes Due 2011, Net	8	28,178,322	7,885,496

TOTAL LIABILITIES		35,155,893	16,120,533

COMMITMENTS AND CONTINGENCIES	9

MINORITY INTERESTS		311,957	347,874

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 800,000,000 shares authorized Issued and outstanding: 71,546,608 and 69,152,000 as of June 30, 2008 and December 31, 2007 respectively		71,547	69,152
Additional paid-in capital	10	57,869,105	35,673,586
Accumulated deficit		(42,428,734)	(25,169,099)
Accumulated other comprehensive income		1,693,712	65,297
TOTAL STOCKHOLDERS’ EQUITY		17,205,630	10,638,936

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$52,673,480	$27,107,343

(1)	See Note 4 – Restatement and Reclassification and Note 14 – Restated Financial Information of Consolidated Financial Statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
LOSS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 (RESTATED) AND 2007
(Unaudited)
		For the Three Months Ended		For the Six Months Ended
	Note	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
		(Restated)(1)		(Restated)(1)
REVENUES
Travel services		$9,727,135	$5,038,199	$18,185,617	$7,414,027
Advertising services		1,053,888	106,025	1,638,055	499,924
Total Revenues		10,781,023	5,144,224	19,823,672	7,913,951

COST OF REVENUES
Cost of travel services		9,628,249	4,930,215	17,930,072	7,295,139
Cost of advertising services		4,645,264	109,691	8,606,604	356,373
Total Cost of Revenues		14,273,513	5,039,906	26,536,676	7,651,512

GROSS (LOSS) PROFIT		(3,492,490)	104,318	(6,713,004)	262,439

OPERATING EXPENSES
Selling and marketing		941,697	72,239	1,582,015	119,245
General and administrative		2,806,436	2,190,975	5,723,928	5,538,937
Total Operating Expenses		3,748,133	2,263,214	7,305,943	5,658,182

LOSS FROM OPERATIONS		(7,240,623)	(2,158,896)	(14,018,947)	(5,395,743)

OTHER INCOME
Interest income		31,496	4,632	42,141	10,148
Other income		23,077	1,321	40,815	3,963
Total Other Income		54,573	5,953	82,956	14,111

INTEREST EXPENSE
Amortization of deferred charges and debt discount	8	1,350,704	-	2,698,988	-
Interest expense		379,166	105	725,791	422
Total Interest Expense		1,729,870	105	3,424,779	422

NET LOSS BEFORE INCOME TAXES AND MINORITY INTERESTS		(8,915,920)	(2,153,048)	(17,360,770)	(5,382,054)
Income taxes		-	-	-	-
Minority interests		27,799	(9,482)	101,135	5,129
NET LOSS		$(8,888,121)	$(2,162,530)	$(17,259,635)	$(5,376,925)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain		1,019,097	19,346	1,628,415	12,454
COMPREHENSIVE LOSS		$(7,869,024)	$(2,143,184)	$(15,631,220)	$(5,364,471)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED
Net loss per common share – Basic and Diluted	12	$(0.12)	$(0.03)	$(0.24)	$(0.08)
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	12	71,546,608	65,581,866	71,482,405	68,054,224

(1)	See Note 4 – Restatement and Reclassification and Note 14 – Restated Financial Information of Consolidated Financial Statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 (RESTATED) AND 2007
(Unaudited)

	For the Six Months Ended
	June 30, 2008	June 30, 2007
	(Restated)(1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,259,635)	$(5,376,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:
Equipment and intangible assets	896,163	188,845
Deferred charges and debt discount	2,698,988	-
Stock-based compensation for service	1,619,610	2,459,220
Loss on disposal of equipment	8,318	-
Provision for doubtful debts	-	23,261
Minority interests	(42,807)	(5,128)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,197,033)	(443,351)
Prepayments for advertising operating rights	(246,524)	-
Prepaid expenses and other current assets	(2,453,472)	(1,398,078)
Accounts payable, accrued expenses and other payables	2,087,017	2,180,679
Net cash used in operating activities	(13,889,375)	(2,371,477)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(3,260,027)	(15,641)
Net cash used in acquisition of subsidiaries, net	(2,708,928)	(45,999)
Net cash used in investing activities	(5,968,955)	(61,640)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 3% convertible promissory note, net of costs	33,900,000	-
Repayment of 12% convertible promissory note	(5,000,000)	-
Stock issued in placement for cash, net of costs	-	1,500,000
Warrant issued for services	-	22,500
Repayment of capital lease obligation	-	(3,120)
Net cash provided by financing activities	28,900,000	1,519,380

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,500,905	8,578

NET INCREASE (DECREASE) IN CASH	10,542,575	(905,159)

CASH, BEGINNING OF PERIOD	2,233,528	2,898,523

CASH, END OF PERIOD	$12,776,103	$1,993,364

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest paid for 12% convertible promissory note	$69,041	$-
Interest paid for capital lease arrangement	$-	$422

Non-cash activities:
Issuance of common stock for acquisition of subsidiaries (Note 6)	$3,738,000	$-

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
FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2008 (RESTATED) AND 2007
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

The portion of debt discount resulting from the allocation of proceeds to the financial instruments related to warrants associated with convertible promissory notes is being amortized to interest expense over the life of the convertible promissory notes, using the effective yield method. For the portion of debt discount resulting from the allocation of proceeds to the beneficial conversion feature, it is amortized to interest expense over the term of the notes from the respective dates of issuance,, using the effective yield method.

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

(N) Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share-Based Payment” , a revision to SFAS No. 123  “Accounting for Stock-Based Compensation” , and superseding APB Opinion No. 25  “Accounting for Stock Issued to Employees” and its related implementation guidance. Effective January 1, 2006, the Company adopted SFAS 123R, using a modified prospective application transition method, which establishes accounting for stock-based awards in exchange for employee services. Under this application, the Company is required to record stock-based compensation expense for all awards granted after the date of adoption and unvested awards that were outstanding as of the date of adoption. SFAS 123R requires that stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized in expense over the requisite services period.

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

NOTE 4.    RESTATEMENT AND RECLASSIFICATION

(a)   Restatement of Financial Results

On October 10, 2008, we filed a Current Report on Form 8-K to announce that our Board of Directors, based upon the consideration of issues addressed in the SEC review and the recommendation of the Audit Committee, determined that we should restate our previously issued condensed consolidated financial statements for quarterly periods ended March 31, 2008 and June 30, 2008 and consolidated financial statements for the year ended December 31, 2007.

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

The restatement affected our previously reported non-cash interest expense, net loss, long-term debt and stockholders’ equity but had no effects on our cash flow. There was no change to each subtotal (operating, investing and financing activities) in the Company’s condensed consolidated statements of cash flows as a result of the restatement. Certain balances related to line items within certain cash flows were corrected as part of the restatement. The restatement in the condensed consolidated financial statements as of June 30, 2008 and December 31, 2007 and for the three and six months ended June 30, 2008 is as follows:

For the three months ended June 30, 2008	As Previously Reported	Restatement Adjustments	As Restated
Interest Expense
Amortization of deferred charges and debt discount	$541,573	$809,131	$1,350,704
Net loss before income taxes and minority interests	(8,106,789)	(809,131)	(8,915,920)
Net loss	(8,078,990)	(809,131)	(8,888,121)
Comprehensive loss	(7,059,893)	(809,131)	(7,869,024)
Net loss per common share – basic and diluted	$(0.11)	$(0.01)	$(0.12)

For the six months ended June 30, 2008	As Previously Reported	Restatement Adjustments	As Restated
Interest Expense
Amortization of deferred charges and debt discount	$12,332,103	$(9,633,115)	$2,698,988
Net loss before income taxes and minority interests	(26,993,885)	9,633,115	(17,360,770)
Net loss	(26,892,750)	9,633,115	(17,259,635)
Comprehensive loss	(25,264,335)	9,633,115	(15,631,220)
Net loss per common share – basic and diluted	$(0.38)	$0.14	$(0.24)

As of June 30, 2008	As Previously Reported	Restatement Adjustments	As Restated
Liabilities
3% convertible promissory notes due 2011, net	$42,471,397	$(14,293,075)	$28,178,322
Total liabilities	49,448,968	(14,293,075)	35,155,893
Stockholders’ Equity
Accumulated deficit	(56,721,809)	14,293,075	(42,428,734)
Total stockholder’s equity	$2,912,555	$14,293,075	$17,205,630

As of December 31, 2007	As Previously Reported	Restatement Adjustments	As Restated
Liabilities
3% convertible promissory notes due 2011, net	$12,545,456	$(4,659,960)	$7,885,496
Total liabilities	20,780,493	(4,659,960)	16,120,533
Stockholders’ Equity
Accumulated deficit	(29,829,059)	4,659,960	(25,169,099)
Total stockholder’s equity	$5,978,976	$4,659,960	$10,638,936

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

In addition, as of January 1, 2008, Lianhe committed to extend loan totaling US$137,179 to the registered shareholders of Botong for the purpose of financing such shareholders’ investment in Botong. Through the above contractual arrangements, Lianhe becomes the primary beneficiary of Botong which is a variable interest entity as defined under FIN 46 (Revised) “Consolidation of Variable Interest Entities” . The results of operations of Botong have been included in the Company's consolidated statement of operations since January 1, 2008.

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

NOTE 7.    INTANGIBLE ASSETS, NET

Intangible assets subject to amortization as of June 30, 2008 and December 31, 2007 are:

	As of June 30, 2008 (Unaudited)	As of December 31, 2007 (Audited)
Amortized intangible rights
Gross carrying amount	$7,137,097	$7,825,267
Less: accumulated amortization	(892,152)	(999,106)
Less: provision for impairment loss	-	(711,611)
Amortized intangible rights, net	6,244,945	6,114,550

Unamortized intangible right
Gross carrying amount	$-	$815,902
Less: provision for impairment	-	(815,902)
Unamortized intangible right, net	-	-

Amortized acquired application systems
Gross carrying amount	$1,973,865	$-
Less: accumulated amortization	(98,694)	-
Amortized acquired application systems, net	1,875,171	-

Intangible assets, net	$8,120,116	$6,114,550

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

2) On November 28, 2007, Convertible Notes in the aggregate principal amount of $9,000,000, Warrants exercisable for 3,600,000 shares at $2.50 per share and Warrants exercisable for 2,571,430 shares at $3.50 per share were issued; and

3) On January 31, 2008, Convertible Notes in the aggregate principal amount of $35,000,000, Warrants exercisable for 14,000,000 shares at $2.50 per share and Warrants exercisable for 10,000,000 shares at $3.50 per share were issued.

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

As of June 30, 2008, none of the conversion options and warrants associated with the above convertible promissory notes was exercised.

The following table details the accounting treatment of the convertible promissory notes: (Restated)

	12% Convertible Promissory Note	3% Convertible Promissory Notes (first and second tranche)	3% Convertible Promissory Notes (third tranche)	Total
Proceeds of convertible promissory notes	$5,000,000	$15,000,000	$35,000,000	$55,000,000
Allocation of proceeds:
Allocated relative fair value of warrants	(333,670)	(2,490,000)	(5,810,000)	(8,633,670)
Allocated intrinsic value of beneficial conversion feature	-	(4,727,272)	(11,030,303)	(15,757,575)
Total net proceeds of the convertible promissory notes as of June 30, 2008	4,666,330	7,782,728	18,159,697	30,608,755
Repayment of convertible promissory note	(5,000,000)	-	-	(5,000,000)
Amortization of debt discount	333,670	815,858	1,420,039	2,569,567
Net carrying value of convertible promissory notes	$-	$8,598,586	$19,579,736	$28,178,322

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

Both the warrants and embedded conversion features issued in connection with 12% convertible promissory note and 3% convertible promissory notes meet the criteria of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”  for equity classification and also met the other criteria in paragraph 11(a) of SFAS 133  “Accounting for Derivative Instruments and Hedging Activities” . Accordingly, the conversion features do not require derivative accounting. The intrinsic value of beneficial conversion feature is calculated according to EITF Issue No. 98-5  “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio”  and EITF Issue No. 00-27  “Application of Issue No. 98-5 to Certain Convertible Instruments” . For 3% convertible promissory note, as the effective conversion price after allocating a portion of the proceeds to the warrants was less than the Company’s market price of common stock at commitment date, it was considered to have a beneficial conversion feature while for the 12% convertible promissory note, no beneficial conversion feature existed. The value of beneficial conversion feature is recorded as a reduction in the carrying value of the convertible promissory notes against additional paid-in capital. As the 3% convertible promissory notes has stated redemption date,, the respective debt discount being equal to the value of beneficial conversion feature of $15,757,575 is amortized over the term of the notes from the respective date of issuance using the effective yield method.

Amortization of Deferred Charges and Debt Discount

The amortization of deferred charges and debt discount for the three months ended June 30, 2008 were as follows: (Restated)

	Warrants	Conversion Features	Deferred Charges	Total
12% convertible promissory note	$-	$-	$-	$-
3% convertible promissory notes	426,195	809,131	115,378	1,350,704
Total	$426,195	$809,131	$115,378	$1,350,704

 The amortization of deferred charges and debt discount for the six months ended June 30, 2008 were as follows: (Restated)

	Warrants	Conversion Features	Deferred Charges	Total
12% convertible promissory note	$259,204	$-	$80,700	$339,904
3% convertible promissory notes	735,942	1,397,188	225,954	2,359,084
Total	$995,146	$1,397,188	$306,654	$2,698,988

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

NOTE 12.    NET LOSS PER COMMON SHARE

Net loss per share information for the three and six months ended June 30, 2008 (Restated) and 2007 was as follows:

	For the three months ended June 30, 2008 (Restated)	For the three months ended June 30, 2007	For the six months ended June 30, 2008 (Restated)	For the six months ended June 30, 2007
Numerator:
Net loss	$(8,888,121)	$(2,162,530)	$(17,259,635)	$(5,376,925)
Denominator:
Weighted average number of shares outstanding, basic	71,546,608	65,581,866	71,482,405	68,054,224
Effect of dilutive securities
Options and warrants	-	-	-	-
Weighted average number of shares outstanding, diluted	71,546,608	65,581,866	71,482,405	68,054,224

Losses per ordinary share – basic and diluted
Net loss per share – basic and diluted	$(0.12)	$(0.03)	$(0.24)	$(0.08)

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

For the Three Months Ended June 30, 2008 (Restated)	Media Network	Travel Network	Investment Holding	Total
Revenues	$1,053,888	$9,727,135	$-	$10,781,023
Net loss	5,279,724	47,615	3,560,782	8,888,121
Depreciation and amortization
- Equipment and intangible rights	419,693	2,507	19,014	441,214
- Deferred charges and debt discount	-	-	1,350,704	1,350,704
Interest expense	-	-	379,166	379,166
Assets	40,067,350	2,741,623	9,864,507	52,673,480
Capital Expenditures	$45,074	$-	$121,090	$166,164

For the Three Months Ended June 30, 2007	Media Network	Travel Network	Investment Holding	Total
Revenues	$106,025	$5,038,199	$-	$5,144,224
Net loss	124,897	23,843	2,013,790	2,162,530
Depreciation and amortization - Equipment and intangible rights	9,172	1,701	87,779	98,652
Assets	1,639,925	1,374,071	9,186,948	12,200,944
Capital Expenditures	$618	$1,270	$5,612	$7,500

For the Six Months Ended June 30, 2008 (Restated)	Media Network	Travel Network	Investment Holding	Total
Revenues	$1,638,055	$18,185,617	$-	$19,823,672
Net loss	9,980,822	29,419	7,249,394	17,259,635
Depreciation and amortization
- Equipment and intangible rights	849,096	4,903	29,173	883,172
- Deferred charges and debt discount	-	-	2,698,988	2,698,988
Interest expense	-	-	725,791	725,791
Assets	40,067,350	2,741,623	9,864,507	52,673,480
Capital Expenditures	$3,132,588	$5,285	$122,154	$3,260,027

For the Six Months Ended June 30, 2007	Media Network	Travel Network	Investment Holding	Total
Revenues	$499,924	$7,414,027	$-	$7,913,951
Net loss	26,466	124,894	5,225,565	5,376,925
Depreciation and amortization -Equipment and intangible rights	9,525	3,298	176,022	188,845
Assets	1,639,925	1,374,071	9,186,948	12,200,944
Capital Expenditures	$3,330	$(276)	$12,587	$15,641

NOTE 14  RESTATED FINANCIAL INFORMATION

The following tables set forth the effects of the restatement as described in Note 4 of (1) the Company’s condensed consolidated balance sheet as of June 30, 2008 and December 31, 2007; (2) and the Company’s condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2008. There was no change to each subtotal (operating, investing and financing) in the Company’s condensed consolidated statement of cash flows as a result of the restatement.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2008 (Unaudited)		As of December 31, 2007 (Audited)
Current Assets	As Previously Reported	As Restated	As Previously Reported	As Restated
Cash	$12,776,103	$12,776,103	$2,233,528	$2,233,528
Accounts receivable, net	2,290,175	2,290,175	1,093,142	1,093,142
Prepayments for advertising operating rights	14,047,318	14,047,318	13,636,178	13,636,178
Prepaid expenses and other current assets	8,113,850	8,113,850	3,101,699	3,101,699
Total Current Assets	37,227,446	37,227,446	20,064,547	20,064,547

Equipment, Net	5,861,729	5,861,729	257,403	257,403
Intangible Rights, Net	8,120,116	8,120,116	6,114,550	6,114,550
Deferred Charges, Net	1,464,189	1,464,189	670,843	670,843

TOTAL ASSETS	$52,673,480	$52,673,480	$27,107,343	$27,107,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, accrued expenses and other payables	$6,973,916	$6,973,916	$3,490,586	$3,490,586
Current liabilities from discontinued operations	3,655	3,655	3,655	3,655
12% convertible promissory note, net	-	-	4,740,796	4,740,796
Total Current Liabilities	6,977,571	6,977,571	8,235,037	8,235,037

3% Convertible Promissory Notes Due 2011, Net	42,471,397	28,178,322	12,545,456	7,885,496

TOTAL LIABILITIES	49,448,968	35,155,893	20,780,493	16,120,533

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS	311,957	311,957	347,874	347,874

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding	-	-
Common stock, $0.001 par value,800,000,000 shares authorized Issued and outstanding: 71,546,608 and 69,152,000 as of June 30, 2008 and December 31, 2007 respectively	71,547	71,547	69,152	69,152
Additional paid-in capital	57,869,105	57,869,105	35,673,586	35,673,586
Accumulated deficit	(56,721,809)	(42,428,734)	(29,829,059)	(25,169,099)
Accumulated other comprehensive income	1,693,712	1,693,712	65,297	65,297
TOTAL STOCKHOLDERS’ EQUITY	2,912,555	17,205,630	5,978,976	10,638,936

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$$52,673,480	$52,673,480	$27,107,343	$27,107,343

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
(Unaudited)

	For the three months ended June 30, 2008		For the six months ended June 30, 2008
	As Previously Reported	As Restated	As Previously Reported	As Restated
REVENUES
Travel services	$9,727,135	$9,727,135	$18,185,617	$18,185,617
Advertising services	1,053,888	1,053,888	1,638,055	1,638,055
Total Revenues	10,781,023	10,781,023	19,823,672	19,823,672

COST OF REVENUES
Cost of travel services	9,628,249	9,628,249	17,930,072	17,930,072
Cost of advertising services	4,645,264	4,645,264	8,606,604	8,606,604
Total Cost of Revenues	14,273,513	14,273,513	26,536,676	26,536,676

GROSS (LOSS) PROFIT	(3,492,490)	(3,492,490)	(6,713,004)	(6,713,004)

OPERATING EXPENSES
Selling and marketing	941,697	941,697	1,582,015	1,582,015
General and administrative	2,806,436	2,806,436	5,723,928	5,723,928
Total Operating Expenses	3,748,133	3,748,133	7,305,943	7,305,943

LOSS FROM OPERATIONS	(7,240,623)	(7,240,623)	(14,018,947)	(14,018,947)

OTHER INCOME
Interest income	31,496	31,496	42,141	42,141
Other income	23,077	23,077	40,815	40,815
Total Other Income	54,573	54,573	82,956	82,956

INTEREST EXPENSE
Amortization of deferred charges and debt discount	541,573	1,350,704	12,332,103	2,698,988
Interest expense	379,166	379,166	725,791	725,791
Total Interest Expense	920,739	1,729,870	13,057,894	3,424,779

NET LOSS BEFORE INCOME TAXES AND MINORITY INTERESTS	(8,106,789)	(8,915,920)	(26,993,885)	(17,360,770)
Income taxes	-	-	-	-
Minority interests	27,799	27,799	101,135	101,135
NET LOSS	$(8,078,990)	$(8,888,121)	$(26,892,750)	$(17,259,635)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	1,019,097	1,019,097	1,628,415	1,628,415
COMPREHENSIVE LOSS	$(7,059,893)	$(7,869,024)	$(25,264,335)	$(15,631,220)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED
Net loss per common share – Basic and Diluted	$(0.11)	$(0.12)	$(0.38)	$(0.24)
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	71,546,608	71,546,608	71,482,405	71,482,405

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

For more information relating to the Company’s business, please see the section entitled “Description of Business” in the Annual Report on Form 10-KSB as filed by Network CN Inc. with the United States Securities and Exchange Commission on March 24, 2008 ..

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

The portion of debt discount resulting from the allocation of proceeds to the financial instruments related to warrants associated with convertible promissory notes is being amortized to interest expense over the life of the convertible promissory notes, using the effective yield method. For the portion of debt discount resulting from the allocation of proceeds to the beneficial conversion feature, it is amortized to interest expense over the term of the notes from the respective dates of issuance, using the effective yield method.

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

(9) Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share-Based Payment” , a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” , and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees”  and its related implementation guidance. Effective January 1, 2006, the Company adopted SFAS 123R, using a modified prospective application transition method, which establishes accounting for stock-based awards in exchange for employee services. Under this application, the Company is required to record stock-based compensation expense for all awards granted after the date of adoption and unvested awards that were outstanding as of the date of adoption. SFAS 123R requires that stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized in expense over the requisite services period.

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

RESULTS OF OPERATIONS (RESTATED)

The following table highlights certain key financial information in our condensed consolidated statements of operations:

For the three months ended June 30, 2008  (Restated) compared to the three months ended June 30, 2007:

	2008 Restated(1)	2007
Revenues	$10,781,023	$5,144,224
Costs of revenues	14,273,513	5,039,906
Operating expenses	3,748,133	2,263,214
Loss from Operations	(7,240,623)	(2,158,896)
Net Loss before income taxes and minority interests	(8,915,920)	(2,153,048)
Net loss	$(8,888,121)	$(2,162,530)

For the six months ended June 30, 2008 (Restated) compared to the six months ended June 30, 2007:

	2008 Restated(1)	2007
Revenues	$19,823,672	$7,913,951
Costs of revenues	26,536,676	7,615,512
Operating expenses	7,305,943	5,658,182
Loss from Operations	(14,018,947)	(5,395,743)
Net Loss before income taxes and minority interests	(17,360,770)	(5,382,054)
Net loss	$(17,259,635)	$(5,376,925)

(1)	See Note 4 – Restatement and Reclassification and Note 14 – Restated Financial Information as included in Part I - Item 1 “Financial Statements”

For the three months ended June 30, 2008(Restated) and 2007

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

Interest expenses

Interest expense for the three months ended June 30, 2008 were $1,729,870, compared to $105 for the corresponding prior year period. The increase was primarily due to the issuance of convertible promissory notes in late 2007 and early 2008.

Net loss

The Company incurred a net loss of $8,888,121 for the three months ended June 30, 2008, an increase of 311% compared to a net loss of $2,162,530 for the corresponding prior year period. The increase in net loss was driven by several factors: (1) increase in cost of advertising services related to our media business as mention above, (2) the increase in amortization of deferred charges and a debt discount associated with the issuance of convertible promissory notes in late 2007 and early 2008, (3) the increase in amortization charges of intangible assets of $259,665 as a result of the addition of identifiable intangible assets arising from the consolidation of Botong and Lianhe in Jan 2008 and (4) an increase in professional fees, payroll and other administrative expenses as a result of our rapid expansion.

For the six months ended June 30, 2008 (Restated) and 2007

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

Interest expenses

Interest expense for the six months ended June 30, 2008 were $3,424,779 compared to $422 for the corresponding prior year period. The significant increase was primarily due to the issuance of convertible promissory notes in 2007 and 2008.

Net loss

The Company incurred a net loss of $17,259,635 for the six months ended June 30, 2008, an increase of 221% compared to a net loss of $5,376,925 for the corresponding prior year period. The increase in net loss was driven by several factors: (1) increase in cost of advertising services related to our media business as mention above, (2) the increase in amortization of deferred charges and a debt discount associated with the issuance of convertible promissory notes in late 2007 and 2008, (3) the increase in amortization charges of intangible assets of $519,330 as a result of the addition of identifiable intangible assets arising from the consolidation of Botong and Lianhe in Jan 2008 and (4) an increase in professional fees, payroll and other administrative expenses as a result of our rapid expansion.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not operating effectively, at the reasonable assurance level, because of the material weaknesses described below. Notwithstanding the material weaknesses that existed as of June 30, 2008, our Chief Executive Officer and our Chief Financial Officer have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A present fairly, in all material respects, the financial position, results of operation and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to our financial statements, we determined to restate our condensed consolidated financial statements for the quarterly periods ended March 31, 2008 and June 30, 2008 and consolidated financial statements for the year ended December 31, 2007. The restatement corrected the accounting errors arising from our misapplication of generally accepted accounting principles to the discount associated with the beneficial conversion feature attributed to the issuance of the 3% convertible promissory notes in 2007 and 2008. In our original filing of our quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2008 and June 30, 2008 and annual report on Form 10-KSB for the year ended December 31, 2007, management previously reported that our disclosure controls and procedures were effective. In light of the restatement discussed above, we have reassessed the effectiveness of our disclosure controls and procedures as of March 31, 2008, June 30, 2008 and December 31, 2007, and have concluded that they were not effective.

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