Form 10-Q
period 2008-09-30
NETWORK CN INC
filed 2008-11-13
CIK 934796

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes☐  No ☒

As of November 5, 2008, 71,641,608 shares of the Registrant’s common stock, par value $0.001 per share, were outstanding.

NETWORK CN INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

All financial information in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (“Quarterly Report”) is in United States dollars, referred to as “U.S. Dollars” or “$”.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (“Quarterly Report”) contains forward-looking statements about our business, financial condition and prospects based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance and achievements to be materially different from or worse than our expectations. These risks, uncertainties and other factors include those listed under Part I- Item 3 “Quantitative and Qualitative Disclosure About Market Risk” and Part II - Item 1A “Risk Factors" and elsewhere in this Quarterly Report, and some of which we may not know. Forward-looking statements are all statements that concern plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical fact, including, but not limited to, those that are identified by the use of terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue" or the negative of these terms or other comparable terminology.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NETWORK CN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	Note	As of September 30, 2008 (Unaudited)	As of December 31, 2007 (Audited) (Restated)(1)
ASSETS
Current Assets
Cash		$10,041,572	$2,233,528
Accounts receivable, net		1,397,952	1,093,142
Prepayments for advertising operating rights, net	7	4,971,254	13,636,178
Prepaid expenses and other current assets		6,566,043	3,101,699
Total Current Assets		22,976,821	20,064,547

Equipment, Net		5,702,498	257,403
Intangible Assets, Net	8	7,860,451	6,114,550
Deferred Charges, Net		1,357,494	670,843

TOTAL ASSETS		$37,897,264	$27,107,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, accrued expenses and other payables		$5,630,078	$3,490,586
Current liabilities from discontinued operations		3,655	3,655
12% convertible promissory note, net	9	-	4,740,796
Total Current Liabilities		5,633,733	8,235,037

3% Convertible Promissory Notes Due 2011, Net	9	29,463,745	7,885,496

TOTAL LIABILITIES		35,097,478	16,120,533

COMMITMENTS AND CONTINGENCIES	10

MINORITY INTERESTS		133,388	347,874

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 800,000,000 shares authorized Issued and outstanding: 71,611,608 and 69,151,608 as of September 30, 2008 and December 31, 2007 respectively		71,612	69,152
Additional paid-in capital	11	58,725,898	35,673,586
Accumulated deficit		(57,903,100)	(25,169,099)
Accumulated other comprehensive income		1,771,988	65,297
TOTAL STOCKHOLDERS’ EQUITY		2,666,398	10,638,936

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$37,897,264	$27,107,343

(1)	See Note 4 – Restatement and Reclassification

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
LOSS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

		For the Three Months ended		For the Nine Months Ended
	Note	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
REVENUES
Advertising services		$2,520,474	$466,071	$4,158,529	$965,995

COST OF REVENUES
Cost of advertising services		5,651,467	350,325	14,258,071	706,698

GROSS (LOSS) PROFIT		(3,130,993)	115,746	(10,099,542)	259,297

OPERATING EXPENSES
Selling and marketing		656,114	105,847	2,120,397	225,092
General and administrative		4,408,534	3,215,893	9,929,559	8,500,827
Non-cash impairment charges	7	5,671,782	-	5,671,782	-
Total Operating Expenses		10,736,430	3,321,740	17,721,738	8,725,919

LOSS FROM OPERATIONS		(13,867,423)	(3,205,994)	(27,821,280)	(8,466,622)

OTHER INCOME
Interest income		21,257	2,989	61,412	11,933
Other income		-	-	4	74
Total Other Income		21,257	2,989	61,416	12,007

INTEREST EXPENSE
Amortization of deferred charges and debt discount	9	1,392,116	-	4,091,104	-
Interest expense		383,334	-	1,109,125	421
Total Interest Expense		1,775,450	-	5,200,229	421

NET LOSS BEFORE INCOME TAXES AND MINORITY INTERESTS		(15,621,616)	(3,203,005)	(32,960,093)	(8,455,036)
Income taxes		-	-	-	-
Minority interests		75,209	(4,014)	183,452	(4,014)
NET LOSS FROM CONTINUING OPERATIONS		(15,546,407)	(3,207,019)	(32,776,641)	(8,459,050)

DISCONTINUED OPPERATIONS
Income (loss) from discontinued operations, net of income taxes and minority interests	14	5,956	3,025	(23,445)	(121,869)
Gain from disposal of discontinued operations	14	66,085	-	66,085	-
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS		72,041	3,025	42,640	(121,869)

NET LOSS		$(15,474,366)	$(3,203,994)	$(32,734,001)	$(8,580,919)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)		78,276	(10,517)	1,706,691	1,937
COMPREHENSIVE LOSS		$(15,396,090)	$(3,214,511)	$(31,027,310)	$(8,578,982)

NET INOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED
Loss per common share from continuing operations	13	$(0.22)	$(0.05)	$(0.46)	$(0.13)
Income (loss) per common share from discontinued operations	13	0.00	0.00	0.00	(0.00)
Net loss per common share – basic and diluted	13	$(0.22)	$(0.05)	$(0.46)	$(0.13)
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	13	71,597,478	68,947,906	71,563,688	68,355,391

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	For the Nine Months Ended
	September 30, 2008		September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:	$		$
Net loss from continuing operations		(32,776,641)		(8,459,050)
Net income (loss) from discontinued operations		42,640		(121,869)
Net loss		(32,734,001)		(8,580,919)

Adjustments to reconcile net loss to net cash used in operating activities, including discontinued operations:
Depreciation and amortization:
Equipment and intangible assets		1,427,317		321,278
Deferred charges and debt discount		4,091,105		-
Stock-based compensation for service		2,476,469		4,477,566
Loss on disposal of equipment		88,340		-
Allowance for doubtful debt for other receivables		1,411,287		10,716
Non-cash impairment charges		5,671,782		-
Minority interests		(122,723)		3,147
Gain from disposal of discontinued operations		(66,085)		-
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable		(1,346,591)		(842,149)
Prepayments for advertising operating rights		2,288,156		-
Prepaid expenses and other current assets		(2,316,952)		(2,445,651)
Accounts payable, accrued expenses and other payables		3,121,568		5,051,781
Net cash used in operating activities		(16,010,328)		(2,004,231)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment		(3,469,003)		(58,491)
Proceeds from sales of equipment		1,789		-
Net cash used in acquisition of subsidiaries, net		(2,708,928)		(318,156)
Proceeds from disposal of discontinued operations, net of cash disposed of		(472,827)		-
Net cash used in investing activities		(6,648,969)		(376,647)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 3% convertible promissory note, net of costs		33,900,000		-
Repayment of 12% convertible promissory note		(5,000,000)		-
Stock issued in placement for cash, net of costs		-		1,500,000
Warrant issued for services		-		22,500
Repayment of capital lease obligation		-		(3,120)
Net cash provided by financing activities		28,900,000		1,519,380

EFFECT OF EXCHANGE RATE CHANGES ON CASH		1,567,341		(1,978)

NET INCREASE (DECREASE) IN CASH		7,808,044		(863,476)

CASH, BEGINNING OF PERIOD		2,233,528		2,898,523

CASH, END OF PERIOD		$10,041,572		$2,035,047

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes		$-		$-
Interest paid for 12% convertible promissory note		$69,041		$-
Interest paid for capital lease arrangement		$-		$423
Non-cash activities:
Issuance of common stock for acquisition of subsidiaries (Note 6)		$3,738,000		$-

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

The condensed consolidated financial statements for the three and nine months ended September 30, 2008 and 2007 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB, Form 10-KSB/A (Amendment No. 1) and Form 10-KSB/A (Amendment No. 2) for the fiscal year ended December 31, 2007, previously filed with the Securities and Exchange Commission on March 24, 2008, August 11, 2008 and October 22, 2008 respectively.

NOTE 2.                   ORGANIZATION AND PRINCIPAL ACTIVITIES

Network CN Inc., originally incorporated on September 10, 1993, is a Delaware corporation with headquarters in the Hong Kong Special Administrative Region, the People’s Republic of China (the “PRC” or “China”). The Company is focused on building a nationwide media network in China.

During the three months ended September 30, 2008, the Company disposed of its entire travel network. Accordingly, such business has been classified as discontinued operations for all periods presented. (See Note 14 – Discontinued Operations for details).

Details of the Company’s principal subsidiaries and variable interest entities as of September 30, 2008 are described in Note 5 – Subsidiaries and Variable Interest Entities.

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

(B) Principles of Consolidation

The condensed consolidated financial statements include the financial statements of Network CN Inc., its subsidiaries and variable interest entities. Variable interest entities are those entities in which the Company, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the Company is the primary beneficiary of these entities. In accordance with FASB Interpretation No. 46R Consolidation of Variable Interest Entities ("FIN 46R"), the primary beneficiary is required to consolidate the variable interest entities for financial reporting purposes. All significant intercompany transactions and balances have been eliminated upon consolidation.

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

(D) Cash and Cash Equivalents

Cash includes cash on hand, cash accounts, and interest bearing savings accounts placed with banks and financial institutions. For the purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2008 and 2007, the Company had no cash equivalents.

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

(I) Impairment of Long-Lived Assets

Long-lived assets, including intangible assets with definite lives, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. An intangible asset that is not subject to amortization is reviewed for impairment annually or more frequently whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset and intangible asset exceeds the sum of the undiscounted cash flows expected to be generated from the asset’s use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset calculated using a discounted cash flow analysis.

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

(K) Convertible Promissory Notes and Warrants

In 2007, the Company issued 12% convertible promissory note and warrants and 3% convertible promissory notes and warrants. In 2008, the Company issued additional 3% convertible promissory notes and warrants. As of September 30, 2008 and December 31, 2007, the warrants and embedded conversion feature were classified as equity under Emerging Issues Task Force (“EITF”) Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and met the other criteria in paragraph 11(a) of Statement of Financial Accounting Standards (“SFAS”) No.133 “Accounting for Derivative Instruments and Hedging Activities”. Such classification will be reassessed at each balance sheet date. The Company allocated the proceeds of the convertible promissory notes between convertible promissory notes and the financial instruments related to warrants associated with convertible promissory notes based on their relative fair values at the commitment date. The fair value of the financial instruments related to warrants associated with convertible promissory notes was determined utilizing the Black-Scholes option pricing model and the respective allocated proceeds to the warrants is recorded in additional paid-in capital. The embedded beneficial conversion feature associated with convertible promissory notes was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital in accordance with EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” and EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”.

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

(M) Revenue Recognition

For advertising services, the Company recognizes revenue in the period when advertisements are either aired or published. Revenues from advertising barter transactions are recognized in the period during which the advertisements are either aired or published. Expenses from barter transactions are recognized in the period as incurred. Barter transactions are accounted in accordance with EITF Issue No. 99-17, “Accounting for Advertising Barter Transactions”, which are recorded at the fair value of the advertising provided based on the Company’s own historical practice of receiving cash for similar advertising from buyers unrelated to the counterparty in the barter transactions. The amounts included in advertising services revenue and general and administrative for barter transactions were approximately $41,000 and $nil for the three and nine months ended September 30, 2008 and 2007 respectively.

For hotel management services, the Company recognizes revenue in the period when the services are rendered and collection is reasonably assured.

For tour services, the Company recognizes services-based revenue when the services have been performed. Guangdong Tianma International Travel Service Co., Ltd. (“Tianma”) offers independent leisure travelers bundled packaged-tour products which include both air-ticketing and hotel reservations. Tianma’s packaged-tour products cover a variety of domestic and international destinations.

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

(N) Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share-Based Payment”, a revision to SFAS No. 123 “Accounting for Stock-Based Compensation”, and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. Effective January 1, 2006, the Company adopted SFAS No. 123R, using a modified prospective application transition method, which establishes accounting for stock-based awards in exchange for employee services. Under this application, the Company is required to record stock-based compensation expense for all awards granted after the date of adoption and unvested awards that were outstanding as of the date of adoption. SFAS No. 123R requires that stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized in expense over the requisite services period.

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

The diluted net loss per share is the same as the basic net loss per share for the three and nine months ended September 30, 2008 and 2007 as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

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

(V) Segmental Reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company’s operating segments are organized internally primarily by the type of services rendered. It is the management’s view that the services rendered by the Company are of three operating segments: Media Network, Travel Network and Investment Holding. During the three months ended September 30, 2008, the Company disposed of one of the operating segments, Travel Network which was included in discontinued operation accordingly.

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No.133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is currently assessing the impact of adopting SFAS No. 161 on its financial statements and related disclosures.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the accounting principles to be used. Any effect of applying the provisions of this statement will be reported as a change in accounting principle in accordance with SFAS No. 154 “Accounting Changes and Error Corrections”. SFAS No. 162 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This Statement will not have any impact on the Company’s consolidated financial statements.

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

In June 2008, the FASB issued Emerging Issues Task Force Issue No. 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS No.133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No.133 paragraph 11(a) scope exception. The Company is currently evaluating the impact of adoption of EITF No. 07-5 on its financial statements and related disclosures.

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

The aggregate net effect of the restatement was to (1) increase stockholders’ equity by approximately $14.3 million, $15.1 million and $4.7 million as of June 30, 2008, March 31, 2008 and December 31, 2007 respectively; (2) increase both non-cash interest expense and net loss for the three months ended June 30, 2008 by approximately $0.8 million and decrease both non-cash interest expense and net loss for the three months ended March 31, 2008 and for the year ended December 31, 2008 by approximately $10.4 million and $4.7 million respectively. Accordingly, the net loss per common share (basic and diluted) for the three months ended June 30, 2008 and March 31, 2008 increased from $0.11 to $0.12 and decreased from $0.26 to $0.12 respectively while for the year ended December 31, 2008 decreased from $0.28 to $0.21.

(b)	Reclassification

To better present the results of the Company, the “by function of expense” method for the presentation of the statements of operations and comprehensive loss has been adopted. Comparative amounts for prior periods have been reclassified in order to achieve a consistent presentation.

In addition, the Company completed the disposal of travel network during the three months ended September 30, 2008. As a result of the disposal, the condensed consolidated financial statements of the Company reflect travel network operation as discontinued operations for all presented periods. Accordingly, revenues and costs and expenses of travel network have been excluded from the respective accounts in the condensed consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes and minority interests, as “Income (Loss) from Discontinued Operations, Net of Income Taxes and Minority Interests”. For details, please refer to Note 14 – Discontinued Operations.

The above reclassification does not have an effect on net loss and net loss per share.

NOTE 5.                   SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal consolidated subsidiaries and variable interest entities as of September 30, 2008 were as follows:

Name	Place of incorporation	Ownership interest attributable to the Company	Principal activities
NCN Group Limited	British Virgin Islands	100%	Investment holding
NCN Media Services Limited	British Virgin Islands	100%	Investment holding
Crown Winner International Limited	Hong Kong	100%	Investment holding
Cityhorizon Limited	Hong Kong	100%	Investment holding
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
NCN Huamin Management Consultancy (Beijing) Company Limited	The PRC	100%	Provision of administrative and management services
Shanghai Quo Advertising Company Limited	The PRC	100%	Provision of advertising services
Xuancaiyi (Beijing) Advertising Company Limited	The PRC	51%	Provision of advertising services
Teda (Beijing) Hotels Management Limited	The PRC	100%	Dormant; undergoing liquidation process
NCN Asset Management Services Limited	British Virgin Islands	100%	Dormant
NCN Travel Services Limited	British Virgin Islands	100%	Dormant
NCN Financial Services Limited	British Virgin Islands	100%	Dormant
Linkrich Enterprise Advertising and Investment Limited	Hong Kong	100%	Dormant
Cityhorizon Limited (Note 6)	British Virgin Islands	100%	Investment holding
Huizhong Lianhe Media Technology Co., Ltd (Note 6)	The PRC	100%	Provision of high-tech services
Beijing Huizhong Bona Media Advertising Co., Ltd. (Note 6)	The PRC	100%	Provision of advertising services
Huizhi Botong Media Advertising Beijing Co., Ltd (Note 6)	The PRC	100%	Provision of advertising services
Crown Eagle Investment Limited	Hong Kong	100%	Dormant
Profit Wave Investment Limited	Hong Kong	100%	Dormant
Qingdao Zhongan Boyang Advertising Co., Ltd.	The PRC	60%	Provision of advertising services

Remarks :

1)	The Company established its wholly-owned subsidiaries, namely, Crown Eagle Investment Limited and Profit Wave Investment Limited in January 2008.

2)	The Company established its subsidiary Qingdao Zhongan Boyang Advertising Co., Ltd. in March 2008.

3)
The Company disposed of all its travel network related subsidiaries and variable interest entity, namely, NCN Management Services Limited, NCN Hotels Investment Limited, NCN Pacific Hotels Limited, Tianma, NCN Landmark International Hotel Group Limited and Beijing NCN Landmark Hotel Management Limited in September 2008. See Note 14 – Discontinued Operations for details.

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

On January 1, 2008, the net assets of Botong were as follows:

Cash	$653
Prepaid expenses and other current assets	102,154
Equipment, net	599,348
Intangible asset	551,031
Liabilities assumed	(1,116,007)
Net assets	$137,179

Identifiable intangible asset with a fair value of $551,031 as of the effective date of Lianhe and Botong entering into the above contractual arrangements is amortized over the remaining contract period of Botong’s advertising right.

NOTE 7.                   PREPAYMENTS FOR ADVERTISING OPERATING RIGHTS

Prepayments for advertising operating rights as of September 30, 2008 and December 31, 2007 were as follows:

	As of September 30, 2008 (Unaudited)	As of December 31, 2007 (Audited)
Gross carrying amount	$25,139,969	14,676,513
Less: accumulated amortization	(14,496,933)	(1,040,335)
Less: provision for impairment	(5,671,782)	--
Prepayments for advertising operating rights, net	$4,971,254	13,636,178

Total amortization expense of prepayments for advertising operating rights of the Company for the three months ended September 30, 2008 and 2007 were $4,992,495 and $nil respectively while for the nine months ended September 30, 2008 and 2007 amounted to $12,977,200 and $nil respectively.

Provision for impairment

As the Company recorded a continuous net loss, the Company performed an impairment review of its prepayments for advertising operating rights during the quarter ended September 30, 2008. The Company compared the carrying amount of the prepayments for advertising operating rights of each project to the sum of the undiscounted cash flows expected to be generated. For those projects with carrying values exceeding undiscounted cash flows, the Company determined their fair values using a discounted cash flow analysis. Accordingly, the Company recorded an impairment loss of $5,671,782 for the three and nine months ended September 30, 2008 in relation to the prepayments for certain advertising operating rights projects. The impairment loss was included as non-cash impairment charges in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2008.

NOTE 8.                   INTANGIBLE ASSETS, NET

Intangible assets as of September 30, 2008 and December 31, 2007 were as follows:

	As of September 30, 2008 (Unaudited)	As of December 31, 2007 (Audited)
Amortized intangible rights
Gross carrying amount	$7,137,097	7,825,267
Less: accumulated amortization	(1,102,470)	(999,106)
Less: provision for impairment loss	-	(711,611)
Amortized intangible rights, net	6,034,627	6,114,550

Unamortized intangible rights
Gross carrying amount	-	815,902
Less: provision for impairment	-	(815,902)
Unamortized intangible rights, net	-	-

Amortized acquired application systems
Gross carrying amount	$1,973,865	-
Less: accumulated amortization	(148,041)	-
Amortized acquired application systems, net	1,825,824	-

Intangible assets, net	$7,860,451	6,114,550

During the three months ended June 30, 2008, the Company wrote-off all the intangible rights to which provision for impairment were fully provided in fiscal 2007. Total amortization expense of intangible assets of the Company for the three months ended September 30, 2008 and 2007 were $259,665 and $118,336 respectively while for the nine months ended September 30, 2008 and 2007 amounted to $778,995 and $279,514 respectively.

NOTE 9.                   CONVERTIBLE PROMISSORY NOTES AND WARRANTS

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

The 3% Convertible Promissory Notes, maturing on June 30, 2011, bear interest at 3% per annum payable semi-annually in arrears. The 3% Convertible Promissory Notes are convertible into shares of common stock at an initial conversion price of $1.65 per share, subject to customary anti-dilution adjustments. In addition, the conversion price will be adjusted downward on an annual basis if the Company should fail to meet certain annual earnings per share (“EPS”) targets described in the Purchase Agreement. The EPS targets for fiscal 2008, 2009 and 2010 are $0.081, $0.453, and $0.699 respectively. In the event of a default, or if the Company’s actual EPS as defined in the Purchase Agreement for any fiscal year is less than 80% of the respective EPS target, certain Investors may require the Company to redeem the 3% Convertible Promissory Notes at 100% of the principal amount, plus any accrued and unpaid interest, plus an amount representing a 20% internal rate of return on the then outstanding principal amount.. The Warrants grant the holders the right to acquire shares of common stock at $2.50 and $3.50 per share, subject to customary anti-dilution adjustments. The exercise price of the Warrants will also be adjusted downward whenever the conversion price of the 3% Convertible Promissory Notes is adjusted downward in accordance with the provisions of the Purchase Agreement. The warrants shall expire on June 30, 2011, pursuant to the Purchase Agreement.

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

As of September 30, 2008, none of the conversion options and warrants associated with the above convertible promissory notes was exercised.

The following table details the accounting treatment of the convertible promissory notes:

	12% Convertible Promissory Note	3% Convertible Promissory Notes (first and second tranches)	3% Convertible Promissory Notes (third tranche)	Total
Proceeds of convertible promissory notes	$5,000,000	$15,000,000	$35,000,000	$55,000,000
Allocation of proceeds:
Allocated relative fair value of warrants	(333,670)	(2,490,000)	(5,810,000)	(8,633,670)
Allocated intrinsic value of beneficial conversion feature	-	(4,727,272)	(11,030,303)	(15,757,575)
Total net proceeds of the convertible promissory notes	4,666,330	7,782,728	18,159,697	30,608,755
Repayment of convertible promissory note	(5,000,000)	-	-	(5,000,000)
Amortization of debt discount	333,670	1,196,551	2,324,769	3,854,990
Net carrying value of convertible promissory notes as of September 30, 2008	$-	$8,979,279	$20,484,466	$29,463,745

Warrants and Beneficial Conversion Features

The fair values of the financial instruments associated with warrants of both 12% convertible promissory note and 3% convertible promissory notes were determined utilizing Black-Scholes option pricing model, which is consistent with the Company’s historical valuation methods. The following assumptions and estimates were used in the Black-Scholes option pricing model: (1) 12% convertible promissory note: volatility of 182%; an average risk-free interest rate of 3.52%; dividend yield of 0%; and an expected life of 2 years, (2) 3% convertible promissory notes: volatility of 47%; an average risk-free interest rate of 3.30%; dividend yield of 0%; and an expected life of 3.5 years.

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

Amortization of Deferred Charges and Debt Discount

The amortization of deferred charges and debt discount for the three months ended September 30, 2008 was as follows:

	Warrants	Conversion Features	Deferred Charges	Total
12% convertible promissory note	$-	$-	$-	$-
3% convertible promissory notes	443,478	841,944	106,694	1,392,116
Total	$443,478	$841,944	$106,694	$1,392,116

The amortization of deferred charges and debt discount for the nine months ended September 30, 2008 was as follows:

	Warrants	Conversion Features	Deferred Charges	Total
12% convertible promissory note	$259,204	$-	$80,700	$339,904
3% convertible promissory notes	1,179,420	2,239,132	332,648	3,751,200
Total	$1,438,624	$2,239,132	$413,348	$4,091,104

NOTE 10.                      COMMITMENTS AND CONTINGENCIES

(a)  Commitments

1. Rental Lease Commitment

The Company’s existing rental leases do not contain significant restrictive provisions. The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases as of September 30, 2008:

Three months ending December 31,2008	$256,530
Fiscal years ending December 31,
2008	$256,530
2009	971,561
2010	843,241
2011	197,474
Total	$2,268,806

2. Annual Advertising Operating Rights Fee Commitment

Since November 2006, the Company, through its subsidiaries NCN Media Services Limited, Quo Advertising , Xuancaiyi, Bona and Botong has acquired advertising rights from third parties to operate different types of advertising panels for periods ranging from 1 year to 20 years.

The following table sets forth the estimated future annual commitment of the Company with respect to the advertising operating rights of 1,864 roadside advertising panels, 11,000 in-building LCD and 11 mega-size advertising panels that the Company held as of September 30, 2008:

(In millions)
Three months ending December 31,2008	$13.06
Fiscal years ending December 31,
2008	$13.06
2009	14.61
2010	4.04
2011	4.06
2012	3.97
Thereafter	25.42
Total	$65.16

3. Capital commitments

As of September 30, 2008, the Company had commitments for capital expenditures in connection with construction of roadside advertising panels and mega-size advertising panels of approximately $97,000.

(b)           Contingencies

The Company accounts for loss contingencies in accordance with SFAS No. 5, “Accounting for Loss Contingencies” and other related guidelines. Set forth below is a description of certain loss contingencies as of September 30, 2008 and management’s opinion as to the likelihood of loss in respect of loss contingency.

1. Tianma litigation

Guangdong Tianma International Travel Service Co., Ltd, (“Tianma) of which the Company owned 55% interest through trust was involved in a legal litigation associated with a car accident in 2005. The Company was indemnified for any future liability by the previous owners when it acquired Tianma in June 2006. As of September 1, 2008, the Company entered into a stock purchase agreement to dispose of its 55% interest in Tianma. For details, please refer to Note 14 – Discontinued Operations. There were no provisions in the stock purchase agreement requiring the Company to indemnify the buyer for any future liability arising from transactions incurred prior to September 1, 2008. Accordingly, the Company considers that it has no loss contingencies in relation to Tianma as of September 30, 2008.

2. Early Redemption of 3% Convertible Promissory Notes

In the event of a default, or if the Company’s actual EPS as defined in the Purchase Agreement for any fiscal year is less than 80% of the respective EPS target, certain investors may require the Company to redeem the 3% Convertible Promissory Notes at 100% of the principal amount, plus any accrued and unpaid interest, plus an amount representing a 20% internal rate of return on the then outstanding principal amount. As the Company recorded a continuous net loss as of September 30, 2008, management anticipates that the Company is unlikely to achieve the EPS target or 80% of the EPS target in fiscal year 2008. The Company is in the process of re-negotiating with the investors in the hope of revising certain terms of the Purchase Agreement.

In the event of early redemption of 3 % convertible promissory notes, the Company has to redeem its outstanding principal amount of $50 million as of September 30, 2008, plus accrued and unpaid interest of $1,084,083 as of September 30, 2008 and penalties of approximately $7 million which represented 20% internal rate of return on the outstanding principal balance of $50 million.

The Company considers that the likelihood of the investors calling for early redemption is between remote and reasonably possible. Accordingly, the Company is only disclosing the loss contingencies and made no accrual for any penalties arising from early redemption.

NOTE 11.                  STOCKHOLDERS’ EQUITY

(a)  Stock, Options and Warrants Issued for Services

1. In February 2006, the Company issued an option to purchase up to 225,000 shares of common stock to its legal counsel at an exercise price of $0.10 per share. So long as the counsel’s relationship with the Company continues, one-twelfth of the shares underlying the option vested and became exercisable each month from the date of issuance. The option was exercisable for 120 days after termination of the relationship. The fair market value of the option was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following assumptions and estimates: expected dividend 0%, volatility 147%, a risk-free rate of 4.5% and an expected life of one (1) year. The value of an option recognized for the three months ended September 30, 2008 and 2007 were $nil while during the nine months ended September 30, 2008 and 2007 were $nil and $1,317 respectively. The option was exercised in April 2007.

2. In August 2006, the Company issued a warrant to purchase up to 100,000 shares of restricted common stock to a consultant at an exercise price $0.70 per share. One-fourth of the shares underlying the warrant became exercisable every 45 days beginning from the date of issuance. The warrant remains exercisable until August 25, 2016. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following assumptions and estimates: expected dividend 0%, volatility 192%, a risk-free rate of 4.5% and an expected life of one (1) year. The value recognized for the three months ended September 30, 2008 and 2007 were approximately $nil and $6,201 respectively while during the nine months ended September 30, 2008 and 2007 were $nil and $26,604 respectively.

3. In April 2007, the Company issued 45,000 S-8 shares of common stock of par value of $0.001 each, totaling $18,000 to its legal counsel for services rendered.

4. In April 2007, the Company issued 377,260 S-8 shares of common stock of par value of $0.001 each, totaling $85,353 to its directors and officers for services rendered.

5. In July 2007, NCN Group Management Limited entered into Executive Employment Agreements (the “Agreements”) with Godfrey Hui, Chief Executive Officer, Daniel So, Managing Director, Daley Mok, Chief Financial Officer, Benedict Fung, the President, and Stanley Chu, General Manager. Pursuant to the Agreements, each executive was granted shares of the Company’s common stock subject to annual vesting over five years in the following amounts:  Mr. Hui, 2,000,000 shares; Mr. So, 2,000,000 shares; Dr. Mok 1,500,000 shares; Mr. Fung 1,200,000 shares and Mr. Chu, 1,000,000 shares. In connection with these stock grants and in accordance with SFAS 123R, the Company recognized non-cash stock-based compensation of $699,300 and $854,700 included in general and administrative expenses on the consolidated statement of operations for the three months ended September 30, 2008 and 2007 respectively while during the nine months ended September 30, 2008 and 2007 were $2,097,900 and $854,700 respectively. Out of the total shares granted under the Agreements, on January 2, 2008, an aggregate of 660,000 S-8 shares with par value of $0.001 each were vested and issued to the concerned executives.

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

8. In September, 2007, the Company entered into a service agreement with independent directors, Peter Mak, Gerd Jakob, Edward Lu, Ronglie Xu and Joachim Burger. Pursuant to the service agreements, each independent director was granted shares of the Company’s common stock subject to a vesting period of ten months in the following amounts: Peter Mak:15,000 shares; Ronglie Xu:15,000 shares; Joachim Burger:15,000 shares, Gerd Jakob:10,000 shares and Edward Lu:10,000 shares. In connection with these stock grants and in accordance with SFAS 123R, the Company recognized $nil and $14,495 of non-cash stock-based compensation included in Payroll on the consolidated statement of operation for the three months ended September 30, 2008 and 2007 respectively while during the nine months ended September 30, 2008 and 2007 were $86,970 and $14,495 respectively. On July 21, 2008, an aggregate of 65,000 S-8 shares of common stock of par value of $0.001 each were vested and issued to the independent directors.

9. In November 2007, the Company was obligated to issue a warrant to purchase up to 300,000 shares of restricted common stock to a placement agent for provision of agency services in connection with the issuance of 3% convertible promissory notes as mentioned in Note 9 – Convertible Promissory Notes and Warrants at an exercise price $3.0 per share which are exercisable for a period of two years. The fair value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following weighted average assumptions: expected dividend 0%, volatility 182%, a risk-free rate of 4.05 % and an expected life of two (2) year. The value of the warrant recognized for the three months ended September 30, 2008 and 2007 were $31,959 and $nil respectively while during the nine months ended September 30, 2008 and 2007 were $95,875 and $nil respectively.

10. In December 2007, the Company committed to grant 235,000 S-8 shares of common stock to certain employees of the Company for their services rendered during the year ended December 31, 2007. In connection with these stock grants and in accordance with SFAS 123R, the Company recognized non-cash stock-based compensation of $611,000 in Payroll on the consolidated statement of operation for the year ended December 31, 2007. Such 235,000 S-8 shares of par value of $0.001 each were issued on January 2, 2008. In addition, the Company committed to grant certain shares of common stock to an employee pursuant to his employment contract for service rendered. Accordingly, the Company recognized the non-cash stock-based compensation of $6,375 and $nil for the three months ended September 30, 2008 and 2007 while $76,500 and $nil for the nine months ended September 30, 2008 and 2007. In October 2008, an aggregate of 30,000 S-8 shares of common stock of par value of $0.001 each were vested and issued to an employee.

11. In June 2008, the Board of Directors resolved to grant 110,000 shares of common stock to the board of directors, Peter Mak, Gerd Jakob, Edward Lu, Ronglie Xu, Joachim Burger, Godfrey Hui, Daniel So, Daley Mok and Stanley Chu, as part of their directors’ fee. Each director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Peter Mak:15,000 shares; Ronglie Xu:15,000 shares; Joachim Burger:15,000 shares; Gerd Jakob:10,000 shares; Edward Lu:10,000 shares; Godfrey Hui: 15,000 shares; Daniel So: 10,000 shares; Daley Mok: 10,000 shares and Stanley Chu:10,000 shares. In connection with these stock grants and in accordance with SFAS 123R, the Company recognized $54,999 and $nil of non-cash stock-based compensation included in general and administrative expenses on the consolidated statement of operations for the three months and nine months ended September 30, 2008 and 2007 respectively.

12. In July 2008, the Company committed to grant 170,000 S-8 shares of common stock to certain employees of the Company for their services rendered. Accordingly, the Company recognized the non-cash stock-based compensation of $43,283 and $nil for the three months ended September 30, 2008 and 2007 while $43,283 and $nil for the nine months ended September 30, 2008 and 2007.

13. In August 2008, the Company committed to grant 100,000 S-8 shares of common stock to a consultant for services rendered. The value of stock grant recognized for the three months and nine months ended September 30, 2008 and 2007 were $20,941 and $nil respectively.

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

(d)   Conversion Option and Stock Warrants Issued in Notes Activities

On November 12, 2007, pursuant to the 12% Note and Warrant Purchase Agreement of $5,000,000, the Company issued warrants to purchase up to 250,000 shares of the Company’s common stock at the exercise price of $2.30 per share, which are exercisable for a period of two years to Wei An. The allocated proceeds to the warrants of $333,670 based on the relative fair value of 12% Convertible Promissory Notes and warrants were recorded as reduction in the carrying value of the note against additional-paid in capital. As the effective conversion price is higher than the Company’s market price of common stock at commitment date, no beneficial conversion existed. Please refer to Note 9 – Convertible Promissory Note and Warrant for details.

On November 19, 2007, pursuant to the 3% Note and Warrant purchase Agreement, the Company issued warrants to purchase up to 2,400,000 shares of the Company’s common stock at the exercise price of $2.5 per share and 1,714,285 shares of the Company’s common stock at the exercise price of $3.5 per share associated with the convertible notes of $6,000,000 in the first closing. On November 28, 2007, the Company also issued warrants to purchase up to 3,600,000 shares of the Company’s common stock at the exercise price of $2.5 per share and 2,571,430 shares of the Company’s common stock at the exercise price of $3.5 per share. The allocated proceeds to these warrants were $2,490,000 in aggregate which were recorded as reduction in the carrying value of the notes against additional paid-in capital. As the effective conversion price after allocating a portion of the proceeds to the warrants was less than the Company’s market price of common stock at commitment date, it was considered to have a beneficial conversion feature with value of $4,727,272 recorded as a reduction in the carrying value of the notes against additional paid-in capital. Please refer to Note 9 – Convertible Promissory Note and Warrant for details.

On January 31, 2008, the Company issued $35,000,000 in 3% Convertible Promissory Notes and amended and restated $15,000,000 in 3% Convertible Promissory Notes issued in late 2007. In addition, the Company issued additional warrants to purchase 14,000,000 shares of the Company’s common stock at $2.50 per share and warrants to purchase 10,000,000 shares of the Company’s common stock at $3.50 per share. Concurrently with the Third Closing, the Company loaned substantially all the proceeds from 3% Convertible Promissory Notes to its direct wholly owned subsidiary, NCN Group Limited (“NCN Group”), and such loan was evidenced by an intercompany note issued by NCN Group in favor of the Company (the “NCN Group Note”). The Company entered into a Security Agreement, dated as of January 31, 2008 pursuant to which the Company granted to the collateral agent for the benefit of the Investors a first-priority security interest in certain of its assets, including the NCN Group Note and 66% of the shares of NCN Group. In addition, NCN Group and certain of the Company’s indirect wholly owned subsidiaries each granted the Company a security interest in certain of the assets of such subsidiaries to, among other things, secure the NCN Group Note and certain related obligations. The allocated proceeds to these warrants were $5,810,000 in aggregate which were recorded as reduction in the carrying value of the notes against additional paid-in capital. As the effective conversion price after allocating a portion of the proceeds to the warrants was less than the Company’s market price of common stock at commitment date, it was considered to have a beneficial conversion feature with value of $11,030,303 recorded as a reduction in the carrying value of the notes against additional paid-in capital. Please refer to Note 9 – Convertible Promissory Note and Warrant for details.

NOTE 12.                  RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2008 and 2007, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

NOTE 13.                  NET INCOME (LOSS) PER COMMON SHARE

Net loss per share information for the three and nine months ended September 30, 2008 and 2007 was as follows:

	For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007
Numerator:
Net loss from continuing operations	(15,546,407)	(3,207,019)	(32,776,641)	(8,459,050)
Net income (loss) from discontinued operations	72,041	3,025	42,640	(121,869)
Net loss attributable to stockholders	$(15,474,366)	$(3,203,994)	$(32,734,001)	$(8,580,919)
Denominator:
Weighted average number of shares outstanding, basic	71,597,478	68,947,906	71,563,688	68,355,391
Effect of dilutive securities
Options and warrants	-	-	-	-
Weighted average number of shares outstanding, diluted	71,597,478	68,947,906	71,563,688	68,355,391

Net income (loss) per common share – basic and diluted
Continuing operations	(0.22)	(0.05)	(0.46)	(0.12)
Discontinued operations	0.00	0.00	0.00	(0.00)
Net loss per common share – basic and diluted	$(0.22)	$(0.05)	$(0.46)	$(0.13)

The diluted net loss per common share is the same as the basic net loss per common share for the three and nine months ended September 30, 2008 and 2007 as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. The securities that could potentially dilute basic net income (loss) per common share in the future that were not included in the computation of diluted net income (loss) per common share because of anti-dilutive effect as of September 30, 2008 and 2007 were summarized as follows:

	For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007
Potential common equivalent shares:
Stock options for services	-	-	-	-
Stock warrants for services (1)	61,430	141,308	61,430	141,308
Conversion feature associated with convertible promissory notes to common stock	30,303,030	-	30,303,030	-
Common stock to be granted to directors executives and employees for services (including non-vested shares)	7,070,000	-	7,135,000	-
Total	37,434,460	141,308	37,499,460	141,308

Remarks:

(1)
As of September 30, 2008, the number of potential common equivalent shares associated with warrants issued for services was 61,430 which was related to a warrant to purchase 100,000 common stock issued by the Company to a consultant in 2006 for service rendered at an exercise price of $0.70, which expired in August 2016.

NOTE 14.                  DISCONTINUED OPERATIONS

During the three months ended September 30, 2008, the Company disposed of its entire travel network which was classified as one of the Company’s business segments in order to focus on its media business. Accordingly, the Company entered into stock purchase agreements to dispose of its entire travel network.

On September 1, 2008, the Company completed the sale of all its interests in NCN Management Services Limited (“NCN Management Services”) to Zhanpeng Wang (“Zhanpeng”), an individual for a consideration of HK$1,350,000, or approximately US$173,000, in cash. Zhanpeng acquired NCN Management Services along with its subsidiaries, which include 100% interest in NCN Hotels Investment Limited, 100% interest in NCN Pacific Hotels Limited and 55% interest (through trust) in Tianma. The Company reported a gain on the sale, net of income taxes and minority interests of $61,570. The carrying amount of the assets and liabilities included in the relevant disposal group as of the disposal date of September 1, 2008 were as follows:

Cash	$662,515
Accounts receivable	1,041,781
Prepaid expenses and other current assets	860,036
Equipment, net	17,464
Minority interest	(99,423)
Liabilities assumed	(2,370,866)
Net assets	$111,507

On September 30, 2008, the Company completed the sale of its 99.9% interests in NCN Landmark International Hotel Group Limited (“NCN Landmark”) to Ngar Yee Tsang (“Ngar”), an individual for a cash consideration of $20,000. Ngar acquired NCN Landmark along with its subsidiary, Beijing NCN Landmark Hotel Management Limited, a PRC corporation. The Company reported a gain on the sale, net of income taxes and minority interests of $4,515. The carrying amount of the assets and liabilities included in the relevant disposal group as of the disposal date of September 30, 2008 were as follows:

Cash	$3,389
Prepaid expenses and other current assets	9,566
Equipment, net	10,053
Liabilities assumed	(7,523)
Net assets	$15,485

The Company treated the sale of NCN Management Services along with its subsidiaries and variable interest entity and NCN Landmark along with its subsidiary as discontinued operations. Accordingly, revenues, costs and expenses of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes and minority interests, as “Income (Loss) from Discontinued Operations, Net of Income Taxes and Minority Interests”.

Summary operating results for the discontinued operations for travel network were as follows:

	For the Three Months ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenues	6,342,479	8,018,734	24,528,096	15,432,761
Cost of revenues	(6,242,465)	(7,926,043)	(24,172,537)	(15,221,181)
Gross profit	100,014	92,691	355,599	211,580
Operating expenses	(156,864)	(91,597)	(477,481)	(345,600)
Other income	58,027	5,322	98,838	9,209
Interest income	72	871	2,040	2,075
Minority interest	4,707	(4,262)	(2,401)	867
Income (loss) from discontinued operations, net of income taxes and minority interests	5,956	3,025	(23,445)	(121,869)

NOTE 15.                                BUSINESS SEGMENTS FROM CONTINUING OPERATIONS

The Company has changed their operating segments in 2007 as a result of change of internal organization structure by management. As the Company disposed of its entire Travel Network in September 2008, the Company’s continuing operations are classified into two primary business segments accordingly, which operate exclusively: 1) Media Network segment provides marketing communications consultancy services to customers in China and 2) Investment Holding segment represents the companies which provide administrative and management services to its subsidiaries or fellow subsidiaries. The accounting policies of the segments are the same as described in the summary of significant accounting policies. There were no inter-segment sales.

For the Three Months Ended September 30, 2008	Media Network	Investment Holding	Total
Revenues	$2,520,474	$-	$2,520,474
Net loss from continuing operations	11,956,600	3,589,807	15,546,407
Depreciation and amortization
- Equipment and intangible assets	448,865	92,666	541,531
- Deferred charges and debt discount	-	1,392,116	1,392,116
Interest expense	-	383,334	383,334
Allownace for doubtful debt for other receivables (1)	1,411,287	-	1,411,287
Non-cash impairment charges	5,671,782	-	5,671,782
Assets	36,278,980	8,245,851	44,524,831
Capital Expenditures	205,712	-	205,712

For the Three Months Ended September 30, 2007	Media Network	Investment Holding	Total
Revenues	$466,071	$-	$466,071
Net loss from continuing operations	118,248	3,088,771	3,207,019
Depreciation and amortization - Equipment and intangible assets	55,309	74,897	130,206
Assets	3,211,071	8,526,429	11,737,500
Capital Expenditures	-	41,532	41,532

For the Nine Months Ended September 30, 2008	Media Network	Investment Holding	Total
Revenues	$4,158,529	$-	$4,158,529
Net loss from continuing operations	21,937,422	10,839,219	32,776,641
Depreciation and amortization
- Equipment and intangible assets	1,297,961	121,839	1,419,800
- Deferred charges and debt discount	-	4,091,104	4,091,104
Allowance for doubtful debt for other receivables (1)	1,411,287	-	1,411,287
Non-cash impairment charges	5,918,467	-	5,918,467
Interest expense	-	1,109,125	1,109,125
Assets	36,278,980	8,245,851	44,524,831
Capital Expenditures	3,338,300	119,051	3,457,351

For the Nine Months Ended September 30, 2007	Media Network	Investment Holding	Total
Revenues	$965,995	$-	$965,995
Net loss from continuing operations	144,714	8,314,336	8,459,050
Depreciation and amortization -Equipment and intangible assets	64,834	250,919	315,753
Assets	3,211,071	8,566,429	11,777,500
Capital Expenditures	3,330	54,119	57,449

Remarks :
(1) The Company recorded a one-time doubtful debt provision of $1,411,287 for other receivables during the three months ended September 30, 2008. Such provision was included in general and administrative expenses on the consolidated statements of operations for the three and nine months ended September 30, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS

The following management’s discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the Company’s condensed consolidated financial statements and the notes thereto included in “Part I — Financial Information, Item 1. Financial Statement”. All amounts are expressed in U.S. dollars.

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

Our business plan in early 2006 was to build a nationwide information and entertainment network in the PRC. To achieve this goal, we established two business divisions: the Media Business division and the Non-Media Business division. During the latter half of 2006, we adjusted our primary focus away from the Non-Media Business to our Media Business and began building a media network with the goal of becoming a nationwide leader in out-of-home, digital display advertising, roadside LED digital video panels and mega-size video billboards.

With the completion of $50 million financing in three tranches from November 2007 to January 2008, the Company’s original plan was to secure advertising rights and install a nationwide digital network up to 20 mega-size panels and 2,000 roadside panels. With the support of the investors in the financing, however, substantial amount of funds in the aggregate amount of approximately US$15 million were re-allocated to two major projects, namely, Terminal 3 Beijing Airport Project (the “T3 Project”) and the Co-operation Project with Beijing All Media Culture Group (the “BAMC Project”) from which the Company expected to generate substantial revenues with the 2008 Beijing Olympics. The T3 Project covers an exclusive right to operate 98 freestanding multimedia advertisement light boxes in designated locations within the newly-built Terminal 3 of the Beijing International Airport, while the BAMC Project covers an exclusive right to operate 11,000 in-building LCD screens in governmental and office buildings, banks, hotels, hospitals, Olympic venues and other locations in Beijing.

Disposal of Non-Media Business

The Board of Directors of the Company resolved in June 2008 that it was in the best interests of the Company to focus on developing its media business and to explore ways of divesting its travel business. During the quarter, the Company successfully sold its entire travel network.

The Company believed that it was in the best interests of the Company to dispose of its non-core business in order to focus on developing its media business.

Market Conditions

The Company’s results of operations during the nine months ended September 30, 2008 were negatively affected by a variety of factors including:

•	The rising costs to acquire advertising rights due to competition among bidders for those rights;

•	Delays in obtaining government approvals for panel installation due to the government’s focus on fighting snow storms in different provinces in the early months of the year;

•	Slower than expected consumer acceptance of the digital form of advertising media;

•	Strong competition from other media companies;

•	The provision of free advertising time to air earthquake information, government recovery efforts and donation-related information for the 8.0 magnitude earthquake in the Sichuan Province;

•
Various administrative delays and restrictions of the Beijing Olympic Committee limiting advertisements during the Olympic period in Olympic-related panels to official Olympic sponsors only. Non-Olympic sponsors with which the Company had negotiated were forced to pull out; and

•
Slowing demand due to the worldwide financial crisis and deteriorating economic conditions in China, leading many customers to cut their advertising budget. The impact of the reduction in the pace of advertising spending is expected to be more significant on our new digital form of media than traditional advertising platforms.

In addition to the above market factors, one of our key projects, the T3 Project, also encounters the following issues:

T3 Project

In November 2007, the Company obtained an exclusive right to operate 98 freestanding multimedia advertisement light boxes to be situated in designated locations within Beijing International Airport in China for a 3-year period. Terminal 3 is the new international terminal which was scheduled to open in January 2008 but the opening date was delayed to late March 2008. The commencement date to operate our advertisement light boxes, originally planned to operate in January 2008, was therefore delayed to late March 2008.

During the 2008 Olympics, as required by the Olympic Organizing Committee, all the advertising contracts had to be signed among three parties, namely, the Beijing International Airport Authority, the authority party with advertising rights directly granted by the Beijing International Airport Authority (the “Authority Party”), and the customer. The authority party had the right to receive the relevant payment from customers on behalf of the Company. In July 2008, in view of the market situation, the Company started re-negotiating certain terms of the concession right contract with the Authority Party. Subsequently in August 2008, the Company received a unilateral termination letter regarding the exclusive right from the authority party. During September 2008, the Authority Party received a total of $1,411,287 from customers on behalf of the Company without paying back to the Company. Currently, the Company is evaluating its ability to take legal action against the authority party for the withheld payment and all other associated losses. No assurance can be given that the Company will be able to recover the fees due to it and has conservatively treated the withheld payment as uncollectible in the financial statements. Accordingly, allowance for doubtful debt of $1,411,287 was provided for such receivable during the three months ended September 30, 2008.

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

The aggregate net effect of the restatement was to (1) increase stockholders’ equity by approximately $14.3 million, $15.1 million and $4.7 million as of June 30, 2008, March 31, 2008 and December 31, 2007 respectively; (2) increase both non-cash interest expense and net loss for the three months ended June 30, 2008 by approximately $0.8 million and decrease both non-cash interest expense and net loss for the three months ended March 31, 2008 and for the year ended December 31, 2008 by approximately $10.4 million and $4.7 million respectively. Accordingly, the net loss per common share (basic and diluted) for the three months ended June 30, 2008 and March 31, 2008 increased from $0.11 to $0.12 and decreased from $0.26 to $0.12 respectively while for the year ended December 31, 2008 decreased from $0.28 to $0.21.

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

(1) Principles of Consolidation

The condensed consolidated financial statements include the financial statements of Network CN Inc., its subsidiaries and variable interest entities. Variable interest entities are those entities in which the Company, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the Company is the primary beneficiary of these entities. In accordance with Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R"), the primary beneficiary is required to consolidate the variable interest entities for financial reporting purposes. All significant intercompany transactions and balances have been eliminated upon consolidation.

(2) Prepayments for advertising operating rights

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

(5) Impairment of Long-Lived Assets

Long-lived assets, including intangible assets with definite lives, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. An intangible asset that is not subject to amortization is reviewed for impairment annually or more frequently whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset and intangible asset exceeds the sum of the undiscounted cash flows expected to be generated from the asset’s use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset calculated using a discounted cash flow analysis.

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

(8) Revenue Recognition

For advertising services, the Company recognizes revenue in the period when advertisements are either aired or published. Revenues from advertising barter transactions are recognized in the period during which the advertisements are either aired or published. Expenses from barter transactions are recognized in the period as incurred. Barter transactions are accounted in accordance with EITF Issue No. 99-17, “Accounting for Advertising Barter Transactions”, which are recorded at the fair value of the advertising provided based on the Company’s own historical practice of receiving cash for similar advertising from buyers unrelated to the counterparty in the barter transactions. The amounts included in advertising services revenue and general and administrative for barter transactions were approximately $41,000 and $nil for the three and nine months ended September 30, 2008 and 2007 respectively.

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

(9) Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share-Based Payment”, a revision to SFAS No. 123 “Accounting for Stock-Based Compensation”, and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. Effective January 1, 2006, the Company adopted SFAS No. 123R, using a modified prospective application transition method, which establishes accounting for stock-based awards in exchange for employee services. Under this application, the Company is required to record stock-based compensation expense for all awards granted after the date of adoption and unvested awards that were outstanding as of the date of adoption. SFAS No. 123R requires that stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized in expense over the requisite services period.

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No.133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No.161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is currently assessing the impact of adopting SFAS No. 161 on its financial statements and related disclosures.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the accounting principles to be used. Any effect of applying the provisions of this statement will be reported as a change in accounting principle in accordance with SFAS No. 154 “Accounting Changes and Error Corrections”. SFAS No. 162 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60”. The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This Statement will not have any impact on the Company’s consolidated financial statements.

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

In June 2008, the FASB issued Emerging Issues Task Force Issue No. 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The Company is currently evaluating the impact of adoption of EITF No. 07-5 on its financial statements and related disclosures.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2008 and 2007

Revenues

In the three months ended September 30, 2008 our revenues were derived from sale of advertising services. Revenues from advertising services for the three months ended September 30, 2008 were $2,520,474 as compared to $466,071 for the corresponding prior year period, an increase of 441%, the significant increase was due to the Company started to generate LED advertising revenue in late 2007.

Cost of Advertising Services

Cost of advertising services for the three months ended September 30, 2008 was $5,651,467, an increase of 1513% compared to $350,325 for the corresponding prior year period. The significant increase was attributable to the consolidation of Botong and Bona in 2008. In addition, there is an increase in amortization of advertising rights which were acquired in the later half of 2007 and early 2008 and depreciation of media display equipments which were placed into operation in early 2008.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2008 increased by 520% to $656,114 compared to $105,847 for the corresponding prior year period, primarily due to increase in advertising services provided by the Company.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2008 increased by 37% to $4,408,534 compared to $3,215,893 for the corresponding prior year period. The increase was mainly due to the occurrence of a one-time allowance for doubtful debt of $1,411,287 for other receivables during the three months ended September 30, 2008. Such other receivables represented the balance of payment from our customers being withheld by the Authority Party of T3 Project. In addition, the increase was also driven by the increase in staff costs, office rental expense and other miscellaneous administrative expense as a result of the Company’s expansion in 2008, while offset by the decrease in the stock-based compensation expense. The decrease in the stock-based compensation was mainly due to less stock having been granted for services rendered in 2008.

Non-cash impairment charges

The Company recorded non-cash impairment charges of $5,671,782 for the three months ended September 30, 2008 compared to $nil for the corresponding prior year period. As the Company recorded a continuous net loss, it performed an impairment review of its prepayments for advertising operating rights during the quarter ended September 30, 2008. Accordingly, an impairment loss of $3,473,468, $1,737,991 and $460,323 was recorded for prepayments for advertising operating rights associated with T3 Project, BAMC Project and certain roadside advertising panels’ projects, respectively.

Interest Expenses

Interest expense for the three months ended September 30, 2008 was $1,775,450, compared to $nil for the corresponding prior year period. The increase was primarily due to the issuance of convertible promissory notes in late 2007 and early 2008.

Net loss from Continuing Operations

The Company incurred a net loss from continuing operations of $15,546,407 for the three months ended September 30, 2008, an increase of 385% compared to a net loss of $3,207,019 for the corresponding prior year period. The increase in net loss was driven by several factors: (1) increase in cost of advertising services related to our media business as mention above, (2) increase in impairment loss of $5,671,782 recorded for prepayments for advertising operating rights associated with T3 project, BAMC project and certain roadside advertising panels’ projects, (3) increase in amortization of deferred charges and a debt discount associated with the issuance of convertible promissory notes in late 2007 and early 2008, (4) the increase in amortization charges of intangible assets of $259,665 as a result of the addition of identifiable intangible assets arising from the consolidation of Botong and Lianhe in January 2008, (5) occurrence of a one-time allowance for doubtful debt of $1,411,287 for other receivables as mentioned above and (6) an increase in professional fees, payroll and other administrative expenses as a result of our rapid expansion.

For the nine months ended September 30, 2008 and 2007

Revenues

In the nine months ended September 30, 2008 our revenues were derived from the sale of advertising services. Revenues from advertising services for the nine months ended September 30, 2008 were $4,158,529, as compared to $965,995 for the corresponding prior year period, an increase of 330%. The significant increase was attributable to the Company beginning to generate LED advertising revenue in late 2007.

Cost of Advertising Services

Cost of advertising services for the nine months ended September 30, 2008 was $14,258,071, an increase of 1917% compared to $706,698 for the corresponding prior year period. The significant increase was attributable to the consolidation of Botong and Bona in 2008. In addition, there is an increase in amortization of advertising rights which acquired in the latter half of 2007 and in the early of 2008 and depreciation of media display equipment which were placed into operation in the early of 2008.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2008 increased by 842% to $2,120,397 compared to $225,092 for the corresponding prior year period, primarily due to an increase in advertising services provided by the Company.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2008 increased by 17% to $9,929,559 compared to $8,500,827 for the corresponding prior year period. The increase was mainly due to the occurrence of a one-time allownace for doubtful debt of $1,411,287 for other receivables during the three months ended September 30, 2008. Such other receivables represented the balance of payment from our customers being withheld by the Authority Party of T3 Project. Besides, the increase was also driven by the increase in staff costs, office rental expense and other miscellaneous administrative expense as a result of the Company’s expansion in 2008, while offset by the decrease in the stock-based compensation expense. The decrease in the stock-based compensation was mainly due to less stock having been granted for services rendered during the nine months ended September 30, 2008.

Non-cash impairment charges

The Company recorded non-cash impairment charges of $5,671,782 for the nine months ended September 30, 2008 compared to $nil for the corresponding prior year period. As the Company recorded a continuous net loss, it performed an impairment review of its prepayments for advertising operating rights during the quarter ended September 30, 2008. Accordingly, an impairment loss of $3,473,468, $1,737,991 and $460,323 was recorded for prepayments for advertising operating rights associated with T3 Project, BAMC Project and certain roadside advertising panels’ projects, respectively.

Interest expenses

Interest expense for the nine months ended September 30, 2008 were $5,200,229 compared to $421 for the corresponding prior year period. The significant increase was primarily due to the issuance of convertible promissory notes in 2007 and 2008.

Net loss from Continuing Operations

The Company incurred a net loss from continuing operations of $32,776,641 for the nine months ended September 30, 2008, an increase of 287% compared to a net loss of $8,459,050 for the corresponding prior year period. The increase in net loss was driven by several factors: (1) increase in cost of advertising services related to our media business as mention above, (2) increase in impairment loss of $5,671,782 recorded for prepayments for advertising operating rights associated with T3 project,  BAMC project and certain roadside advertising panels projects,, (3) the increase in amortization of deferred charges and a debt discount associated with the issuance of convertible promissory notes in late 2007 and early 2008, (4) the increase in amortization charges of intangible assets of $778,995 as a result of the addition of identifiable intangible assets arising from the consolidation of Botong and Lianhe in January 2008 (5) occurrence of a one-time allowance for doubtful debt of $1,411,287 for other receivables as mentioned above and (6) an increase in professional fees, payroll and other administrative expenses as a result of our rapid expansion.

Discontinued Operations

As previously discussed, the Company sold its entire travel network during the three months ended September 30, 2008. The Company entered into stock purchase agreements to dispose of its entire travel network.

On September 1, 2008, the Company completed the sale of all its interests in NCN Management Services Limited (“NCN Management Services”) to Zhanpeng Wang (“Zhanpeng”), an individual for a consideration of HK$1,350,000, or approximately US$173,000, in cash. Zhanpeng acquired NCN Management Services along with its subsidiaries, which include 100% interest in NCN Hotels Investment Limited, 100% interest in NCN Pacific Hotels Limited and a 55% interest (through trust) in Tianma. The Company reported a gain on the sale, net of income taxes and minority interests of $61,570.

On September 30, 2008, the Company completed the sale of its 99.9% interest in NCN Landmark International Hotel Group Limited (“NCN Landmark”) to Ngar Yee Tsang (“Ngar”), an individual for a cash consideration of $20,000. Ngar acquired NCN Landmark along with its subsidiary, 100% interest in Beijing NCN Landmark Hotel Management Limited, a PRC corporation. The Company reported a gain on the sale, net of income taxes and minority interests of $4,515.

The Company treated the sales of NCN Management Services along with its subsidiaries and variable interest entity and NCN Landmark along with its subsidiary as discontinued operations. Accordingly, revenues, costs and expenses of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations. Summary operating results for the discontinued operations for travel network as follows:

	For the Three Months ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenues	6,342,479	8,018,734	24,528,096	15,432,761
Cost of revenues	(6,242,465)	(7,926,043)	(24,172,537)	(15,221,181)
Gross Profit	100,014	92,691	355,599	211,580
Operating expenses	(156,864)	(91,597)	(477,481)	(345,600)
Other income	58,027	-	98,838	9,209
Interest income	72	-	2,040	2,075
Minority interest	4,707	(4,262)	(2,401)	867
Income (loss) from discontinued operations, net of income taxes and minority interests	5,956	(3,168)	(23,405)	(121,869)

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, the Company had cash of $10,041,572 compared to $2,233,528 as of December 31, 2007, representing an increase of $7,808,044. The increase was attributable to the issuance of convertible promissory notes in late 2007 and early 2008.

Net cash utilized by operating activities for the nine months ended September 30, 2008 was $16,012,039, as compared with $2,004,231 for the corresponding prior year period. The increase in net cash used in operating activities was attributable to an increase in the payments for acquiring advertising operating right.

Net cash used in investing activities for the nine months ended September 30, 2008 was $6,648,969, compared with net cash used in investing activities of $376,647 for the corresponding prior year period. For the nine months ended September 30, 2008, the investing activities consisted primarily of the purchase of equipment related to our media business and costs associated with the acquisition of Cityhorizon BVI. Net cash used in investing activities in the nine months ended September 30, 2008 was also increased by the sale of the entire travel network in the quarter ended September 30, 2008, resulting a cash outflow of $472,827 which represents the proceeds of disposals, net of cash disposed of.

Net cash provided by financing activities was $28,900,000 for the nine months ended September 30, 2008, compared with net cash provided by financing activities of $1,519,380 for the corresponding prior year period. The increase was primarily attributable to the issuance of $35,000,000 in 3% Convertible Promissory Notes, offset by $5,000,000 paid to redeem outstanding 12% convertible promissory note due May 2008. For the nine months ended September 30, 2007, the financing activities were attributable to a private placement that raised proceeds of $1,500,000.

Capital Expenditures

We continue to seek opportunities to enter new markets, increase market share or broaden service offerings through acquisitions. During the nine months ended September 30, 2008, we acquired assets of $3,761,165 which were financed through proceeds from the issuance of convertible promissory notes.

Commitments

a)           Rental Lease Commitment

The Company’s existing rental leases do not contain significant restrictive provisions. The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases as of September 30, 2008:

Three months ending December 31,2008	$256,530
Fiscal years ending December 31,
2008	$256,530
2009	971,561
2010	843,241
2011	197,474
Total	$2,268,806

b)  Annual Advertising Operating Rights Fee Commitment

Since November 2006, the Company, through its subsidiaries, NCN Media Services Limited, Quo Advertising, Xuancaiyi, Bona and Botong, have acquired rights from third parties to operate 1,864 roadside advertising panels, 11,000 in-building LCD and 11 mega-size advertising panels for periods ranging from 1 to 20 years.

A summary of the estimated future annual advertising operating rights fee commitments based on the 1,864 roadside advertising panels, 11,000 in-building LCD and 11 mega-size advertising panels as of September 30, 2008 was as follows:

(In millions)
Three months ending December 31,2008	$13.06
Fiscal years ending December 31,
2008	$13.06
2009	14.61
2010	4.04
2011	4.06
2012	3.97
Thereafter	25.42
Total	$65.16

Remarks :

1)
The above 1,864 roadside advertising panels include 98 freestanding multimedia advertisement light boxes under T3 Project which the Company received a unilateral termination letter regarding the exclusive right from the Authority Party in August 2008. Currently, the Company is evaluating its ability to take legal action against the Authority Party.

2)
The contract period for T3 Project was 3 years. As the termination of exclusive right from Authority Party was unilateral, the Company conservatively included the future annual advertising operating right fees in the above commitment table. Such future annual advertising operating rights fees of T3 Project were reflected in 2009 and 2010 with balance of $8.9 million and $9.9 million respectively.

c)           Capital commitments

As of September 30, 2008, the Company had commitments for capital expenditures in connection with construction of roadside advertising panels and mega-size advertising panels of approximately $97,000.

Financing Activities

Due to the unexpected unfavorable market conditions described above, cash inflows from advertising revenues were less than we expected. The Company will have to raise additional funds in order to further expand its media network, though it should be able to satisfy its requirements during the next 12 months if it scales down its operations. Because we presently have only limited revenue from operations, we intend to continue to rely primarily on financing through the sale of our equity and debt securities to satisfy future capital requirements such that we will be able to finance ongoing operations. There can be no assurance that we will be able to enter into such agreements. Current global financial conditions and unfavorable conditions in our existing notes described below make securing a financing difficult to achieve. Failure to raise additional funds would have a material adverse effect on our financial condition. Furthermore, the issuance of equity or debt securities which are or may become convertible into equity securities in connection with such financing could result in substantial additional dilution to the stockholders.

To address our cash constraints, the Board of Directors has directed management to undergo drastic cost-cutting exercises including reduction of the Company’s workforce, rentals, as well as selling and marketing expenses and other general and administrative expenses. Commencing in October, salary increases to the four executive directors during 2008 would be accrued but payments will be withheld. In addition, contractual share grants for 2008 to the top executives will be withheld until further notice. Management is re-assessing the commercial viability of each of the Company’s concession rights, actively negotiating with the authority parties of concession rights to reduce rights fees and exploring ways to terminate commercially non-viable concession rights contracts. Impairment losses have been provided for T3 Project, BAMC Project and certain roadside advertising panels’ projects during the three months ended September 30, 2008. Please refer to Note 7 - Prepayments for Advertising Operating Rights for details.

3% Convertible Promissory Notes and Warrants

The Company’s convertible promissory notes and warrants contain various provisions that protect the interests of the holders of these securities in a manner that may be adverse to our common stock holders. The 3% Convertible Promissory Notes bear interest at 3% per annum payable semi-annually in arrears and mature on June 30, 2011. The Warrants grant the holders the right to acquire shares of common stock at $2.50 and $3.50 per share.

The 3% Convertible Promissory Notes are convertible into shares of common stock at an initial conversion price of $1.65 per share, subject to customary anti-dilution adjustments. In addition, the conversion price will be adjusted downward on an annual basis if the Company should fail to meet certain annual earnings per share (“EPS”) targets. The Company anticipates that it is unlikely to meet the 2008 EPS target and thus it is likely that the conversion price would be adjusted downward. The amount of the adjustment could potentially reduce the conversion price dramatically and result in substantial dilution to our stockholders.

The exercise price of the Warrants will also be adjusted downward whenever the conversion price of the 3% Convertible Promissory Notes is adjusted downward and thus it is likely that the exercise price would be adjusted downward as discussed above. The amount of the adjustment could potentially reduce the exercise price dramatically and result in substantial dilution to our stockholders.

In the event of a default, or if the Company’s actual EPS for any fiscal year is less than 80% of the respective EPS target, the investors may require the Company to redeem the 3% Convertible Promissory Notes at 100% of the principal amount, plus any accrued and unpaid interest, plus an amount representing a 20% internal rate of return on the then outstanding principal amount. If the Company were to receive EPS for 2008 at less than 80% of the target for 2008, the investors could require the Company to redeem the notes as discussed above. The Company currently does not have funds sufficient to pay the redemption amounts that would be owed if the investors elect to redeem the notes. There can be no assurance that the Company would be able to raise such funds in the event the investors choose to exercise their option to redeem the notes. Failure to pay the redemption amount would have a material adverse effect on our financial condition.

It is likely that the Company will not achieve 80% of its EPS target for 2008, thus giving the investors the right to call the notes for redemption as discussed above. The Company has been discussing its situation with the investors, and believed that the likelihood of the investors calling for early redemption is between remote and reasonably possible.

Discontinued Operations

As previously discussed, the Company disposed of its entire travel network during the three months ended September 30, 2008 in order to focus on its media business. The Company believed that the impact of the absence of cash flows related to the discontinued operation of our travel network was immaterial to the Company’s future liquidity and capital resources.

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

Foreign currency exchange risk – We face exposure to adverse movements in foreign currency exchange rates. Because our financial results are denominated in U.S. dollars, our foreign currency exchange exposure is related to the fact that our operating business are currently conducted in China and substantially all of our revenues and expenses are denominated in Renminbi (“RMB”) and our funding are denominated in United States Dollars (“USD”), fluctuations in exchange rates between USD and RMB will affect our balance sheet and financial results. Our assets and liabilities related to RMB were related to accounts receivable and payables. Since July 2005, RMB has been no longer solely pegged with USD but is pegged against a basket of currencies as a whole in order to keep a more stable exchange rate for international trading. With the very strong economic growth in China in the last few years, RMB is facing a very high pressure to appreciate against USD. Such pressure would result in more fluctuations in exchange rates and in turn our business would suffer from higher foreign currency exchange rate risk.  There are very limited hedging tools available in China to hedge our exposure in exchange rate fluctuations. They are also ineffective in the sense that these hedges cannot be performed in the PRC financial market, and more important, the frequent changes in PRC exchange control regulations would limit our hedging ability for RMB. As of September 30, 2008, we do not expect an increase or decrease in the foreign exchange rate for RMB will have a material impact on our financial position. We have not hedged against foreign currency fluctuations.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the third quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2008, we are not aware of any material, active or pending legal proceedings against the Company or its subsidiaries or variable interest entities, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings adverse to the Company in which any of our directors, officers or affiliates of the Company, any owner of record or beneficiary of more than 5% of any class of voting securities of the Company, or security holder is a party or has a material interest.

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

China's central bank announced on 16 January 2008 that it will raise the required reserve ratio for commercial banks by half a percentage point as of 25 January 2008. As such, the ratio would be raised to 15%, the highest since 1984. The intention of this action, together with other stringent monetary policies, is to reduce their lending power in an effort to cool down the economic overheating. Together with this action, the central bank raised the reserve ratio a total of 11 times and benchmark interest rates six times from last year. Since from last few years, excess liquidity is a major challenge for the China government as it results in bubbles and economic overheating. China's stock market benchmark Shanghai Composite Index almost doubled last year and the economy expanded 11.5 % in the first three quarters of 2007.

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

To comply with PRC laws and regulations relating to foreign ownership restrictions in the advertising businesses, we currently conduct our operations in China through contractual arrangements with with shareholders of Quo Advertising, Lianhe, Bona and Botong. As part of these arrangements, these persons hold some of the assets that are important to the operation of our business. If any of these entities files for bankruptcy and all or part of their assets become subject to liens or rights of third-party creditors, we may be unable to continue some or all of our business activities, which could affect our business, financial condition and results of operations.

Our acquisitions of Quo Advertising, Xuancaiyi, Lianhe and Bona were structured to attempt to fully comply with PRC rules and regulations. However, such arrangements may be adjudicated by relevant PRC government agencies as not being in compliance with PRC governmental regulations on foreign investment in advertising industries and such structures may limit our control with respect to such entities.

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

Since we believe that there is risk in our structural arrangement with advertising entities, we try to minimize this risk by consulting a local legal counsel in China. The local legal counsel critically analyzes and reviews the documents and agreements. Based on the advice given by the local legal counsel, we make amendments in our legal documents and, if necessary, and prepare additional legal document in order to improve our position for the case of any legal proceeding. Although the risk cannot be avoided totally, we believe that we performed our reasonable effort to reduce the risk arising from our contractual arrangement.

We have been and will continue to be dependent on these PRC operating companies to operate our advertising business in the near future. If our existing PRC operating subsidiaries are found to be in violation of any PRC laws or regulations and fail to obtain any of the required permits or approvals under any relevant PRC regulations, we could be penalized. It would have an effect on our ability to conduct business in these aspects.

The PRC government regulates the advertising industry. If we fail to obtain or maintain all pertinent permits and approvals or if the PRC government imposes more restrictions on this industry, our business may be affected.

The PRC government regulates the advertising industry. We are required to obtain applicable permits or approvals from different regulatory authorities to conduct our business, including separate licenses for advertising activities. If we fail to obtain or maintain any of the required permits or approvals, we may be subject to various penalties, such as fines or suspension of operations in these regulated businesses, which could severely disrupt our business operations. As a result, our financial condition and results of operations may be affected.

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

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedence. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past 28 years has significantly enhanced the protections afforded to various forms of foreign investment in China. Each of our PRC operating subsidiaries and affiliates is subject to PRC laws and regulations. However, these laws and regulations change frequently and the interpretation and enforcement involve uncertainties. For instance, we may have to resort to administrative and court proceedings to enforce the legal protection that we are entitled to by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting statutory and contractual terms, it may be difficult to evaluate the outcome of administrative court proceedings and the level of law enforcement that we would receive in more developed legal systems. Such uncertainties, including the inability to enforce our contracts, could affect our business and operation. In addition, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the industries in which we operate, including the promulgation of new laws. This may include changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the availability of law enforcement, including our ability to enforce our agreements with Lianhe, Bona, Botong, and Quo Advertising with other foreign investors.

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

3.           Risks Related To Regulation of Our Business and Our Structure

If the PRC government finds that the agreements that establish the structure for operating our China business do not comply with PRC governmental restrictions on foreign investment in the advertising industry, we could be subject to severe penalties.

Our media operations are conducted by Lianhe, Botong, Bona and Quo Advertising through commercial agreements arrangement.

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

In the past, the Company has relied on contractual arrangements with the shareholders of Quo Advertising to operate our advertising business. In January 2008, we restructure our advertising business after further acquiring the media companies namely Lianhe and Bona. We, through our newly acquired company, Lianhe, entered into a series of commercial agreements with each of Quo Advertising, Bona and Botong and their respective registered shareholders. It enables us to exert effective control on these entities, and transfer their economic benefits to us for financial results consolidation. These contractual arrangements and commercial agreement arrangements may not be as effective in providing us with control over media subsidiaries as direct ownership. If our PRC operating subsidiaries or any of their subsidiaries and shareholders fails to perform their respective obligations under these contractual arrangements and commercial agreement arrangements, we may have to incur substantial costs and resources to enforce such arrangements, and rely on legal remedies under PRC law. This would also include seeking specific performance or injunctive relief, and claiming damages, which we cannot guarantee to be effective.

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

We may also decide to finance advertising subsidiaries by means of capital contributions. These capital contributions to advertising subsidiaries must be approved by the PRC Ministry of Commerce or its local counterpart. We cannot guarantee that we can obtain these government registrations or approvals on a timely basis, if at all, with respect to future loans or capital contributions by us to our operating subsidiaries. If we fail to receive such registrations or approvals, these would adversely affect the liquidity of our operating subsidiaries and our ability to expand the business.

4.           Risks Related to Corporate and Stock Matters

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

Our acquisitions of Quo Advertising, Xuancaiyi, Lianhe, Bona and any future acquisitions may expose us to potential risks and have an affect on our ability to manage our business.

It is our strategy to expand our business through acquisitions like that of Quo Advertising, Xuancaiyi, Lianhe and Bona. We would keep on searching for appropriate opportunities to acquire more businesses or to form joint ventures, etc. that are complementary to our core business. For each acquisition, our management encounters whatever difficulties during the integration of new operations, services and personnel with our existing operations. We may also expose ourselves to other potential risks like unforeseen or hidden liabilities of the acquired companies, the allocation of resources from our existing business to the new operations, uncertainties in generating expected revenue, employee relationships and governing by new regulations after integration. The occurrence of any of these unfavorable events in our recent acquisitions or possible future acquisitions could have an effect on our business, financial condition and results of operations.

There may be unknown risks inherent in our acquisitions of Quo Advertising, Xuancaiyi, Lianhe and Bona.

Although we had conducted due diligence with respect to the acquisition of Quo Advertising, Xuancaiyi, Lianhe and Bona, there is no assurance that all risks associated with the companies have been revealed. To protect us from associated liabilities, we have received guarantees of indemnification from the original owners. However, if we were to enforce such guarantees, it could be very costly and time consuming. The possibility of unknown risks in those acquisitions could affect our business, financial condition and results of operations.

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

The Company’s convertible promissory notes and warrants, as well as the purchase agreement, contain various provisions that protect the interests of the holders of these securities in a manner that may be adverse to our Common Stock holders. The 3% Convertible Promissory Notes bear interest at 3% per annum payable semi-annually in arrears and mature on June 30, 2011. The 3% Convertible Promissory Notes are convertible into shares of common stock at an initial conversion price of $1.65 per share, subject to customary anti-dilution adjustments. In addition, the conversion price will be adjusted downward on an annual basis if the Company should fail to meet certain annual earnings per share (“EPS”) targets described in the notes. In the event of a default, or if the Company’s actual EPS for any fiscal year is less than 80% of the respective EPS target, certain Investors may require the Company to redeem the 3% Convertible Promissory Notes at 100% of the principal amount, plus any accrued and unpaid interest, plus an amount representing a 20% internal rate of return on the then outstanding principal amount. The Warrants grant the holders the right to acquire shares of common stock at $2.50 and $3.50 per share, subject to customary anti-dilution adjustments. The exercise price of the Warrants will also be adjusted downward whenever the conversion price of the 3% Convertible Promissory Notes is adjusted downward in accordance with the provisions of the notes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were presented for stockholder vote at the annual general meeting of stockholders held on August 30, 2008: (1) election of 9 members to our board of directors, each to serve until our annual meeting in 2009, and until their respective successors are qualified and elected or earlier resignation or removal; and (2) ratification of the appointment of the Company’s independent registered public accounting firms for the fiscal year ended on December 31, 2008; The respective votes of each matter were indicated as follows:

1. Election of 9 members to our board of directors:

Name of the directors	For	Withhold Authority
Godfrey Hui	36,266,899	-0-
Daley Mok	36,266,899	-0-
Daniel So	36,266,899	-0-
Stanley Chu	36,266,899	-0-
Joachim Burger	36,266,893	-6-
Gerd Jakob	36,266,893	-6-
Edward Lu	36,266,893	-6-
Peter Mak	36,266,893	6
Ronglie Xu	36,266,899	-0-

2. Ratification of the appointment of Jimmy C.H. Cheung & Co., independent registered public accounting firm, to audit the consolidated financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 2008;

	For	Against	Abstain
Jimmy C.H. Cheung & Co.	36,266,899	-0-	-0-

There were no broker non-votes for any of the proposals.

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

NETWORK CN INC.

Date: November 13, 2008	By:	/s/ GODFREY HUI
Godfrey Hui,
Chief Executive Officer

Date: November 13, 2008	By:	/s/ DALEY MOK
Daley Mok,
Chief Financial Officer