Form 10-K
period 2008-12-31
NETWORK CN INC
filed 2009-03-27
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒	(Mark One) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $0.001 Par Value
(Title of Each Class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was approximately $109 million.

As of March 25, 2009, 71,641,608 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

Documents Incorporated by Reference: None

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this annual report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this Report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “could”, “should”, “project”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, “potential”, “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

•	our potential inability to raise additional capital;
•	changes in domestic and foreign laws, regulations and taxes;
•	uncertainties related to China's legal system and economic, political and social events in China;
•	Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks;” and
•	changes in economic conditions, including a general economic downturn or a downturn in the securities markets.

Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this annual report are discussed in Item 1A. “Risk Factors”. Readers are urged to carefully review and consider the various disclosures made by us in this annual report and our other filings with the Security and Exchange Commission (the “SEC”). These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this annual report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

USE OF TERMS

Except as otherwise indicated by the context, references in this report to:

•	“BVI” are references to the British Virgin Islands;

•	“China” and “PRC” are to the People’s Republic of China;

•
the “Company”, “NCN”, “we”, “us”, or “our”, are references to Network CN Inc., a Delaware corporation and its direct and indirect subsidiaries: NCN Group Limited, or NCN Group, a BVI limited company; NCN Huamin Management Consultancy (Beijing) Company Limited, or NCN Huamin, a PRC limited company; Cityhorizon Limited, or Cityhorizon Hong Kong, a Hong Kong limited company, and its wholly owned subsidiaries, Cityhorizon Limited, or Cityhorizon BVI, a BVI limited company; and Huizhong Lianhe Media Technology Co., Ltd., or Lianhe, a PRC limited company; and the Company’s variable interest entities: Shanghai Quo Advertising Company Limited, or Quo Advertising, a PRC limited company and its 51% owned subsidiary, Xuancaiyi (Beijing) Advertising Company Limited, or Xuancaiyi, a PRC limited company; and Beijing Huizhong Bona Media Advertising Co., Ltd., or Bona, a PRC limited company; and Huizhi Botong Media Advertising Beijing Co., Ltd., or Botong, a PRC limited company.

•
“NCN Landmark” are references to NCN Landmark International Hotel Group Limited, a British Virgin Islands limited company, and its wholly-owned subsidiary, Beijing NCN Landmark Hotel Management Limited, a PRC limited company;

•	“NCN Management Services” are references to NCN Management Services Limited, a British Virgin Islands limited company;

•	“RMB” are to the Renminbi, the legal currency of China;

•	the “Securities Act” are to the Securities Act of 1933, as amended; and the “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	“Tianma”, are references to Guangdong Tianma International Travel Service Co., Ltd, a PRC limited company; and

•	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States.

PART I

ITEM 1. BUSINESS

Overview

Our mission is to become a nationwide leader in providing out-of-home advertising in China, primarily serving the needs of branded corporate customers. We seek to acquire rights to install and operate roadside advertising panels and mega-size advertising panels in the major cities in China. In most cases, we are responsible for installing advertising panels, although in some cases, advertising panels might have already been installed, and we will be responsible for operating and maintaining the panels. Once the advertising panels are put into operation, we sell advertising airtime to our customers directly. Since late 2006, we have been operating a growing advertising network of roadside LED digital video panels, mega-size LED digital video billboards and light boxes in major Chinese cities. LED (known as “Light Emitting Diode”) technology has evolved to become a new and popular form of advertising in China, capable of delivering crisp, super-bright images both indoors and outdoors.

Our total advertising revenues were $4,622,270, $1,442,552 and $nil for the years ended December 31, 2008, 2007 and 2006 respectively. Our net loss was $59,484,833, $14,646,619, $4,468,706 for the years ended December 31, 2008, 2007 and 2006 respectively. Results of operations during the year ended December 31, 2008 were negatively affected by a variety of factors including various administrative delays and restrictions of the Beijing Olympic Committee limiting advertisements during the Olympic period in Olympic-related panels to official Olympic sponsors only; non-Olympic sponsors with whom the Company had negotiated were forced to withdraw; and slowing demand due to the worldwide financial crisis and deteriorating economic conditions in China, leading many customers to cut their advertising budgets.

Due to the unexpected unfavorable market conditions described above, our revenues and cash inflows were less than we expected. To address this issue, in the latter half of 2008, the Company has undergone drastic cost-cutting exercises including reduction of the Company’s workforce, rentals, as well as selling and marketing expenses and other general and administrative expenses. The commercial viability of each of the Company’s concession rights was re-assessed. Some commercially non-viable concession right contracts were terminated accordingly and management has successfully negotiated with certain authority parties of concession rights to reduce advertising operating right fees. We will continue to strictly control our operating costs in 2009. More resources will be allocated to those commercially viable projects and we will continue to explore prominent advertising-related projects.

History

We were incorporated under the laws of the State of Delaware on September 10, 1993 under the name EC Capital Limited. Our predecessor companies were involved in a variety of business and were operated by various management teams under different operating names. Between 2004 and 2006 we operated under the name Teda Travel Group Inc., which was primarily engaged in the provision of management services to hotels and resorts in China. On August 1, 2006, we changed our name to “Network CN Inc.” in order to better reflect our new vision to build a nationwide information and entertainment network in China.

From early 2006 until 2008, we had two business divisions: our Media Business Division and a Non-Media Business Division. We initially focused on the Non-Media Business Division, which was mainly comprised of a travel network through which we provided agency tour services and hotel management services. In 2006, we acquired 55% of the equity interest in Tianma, a PRC company engaged in the provision of tour services to customers both inside and outside of the PRC. In 2006 and 2007, we earned substantially all of our revenues from these tour services. We also provided day-to-day management services to hotels and resorts in the PRC. During the latter half of 2006, we adjusted our primary focus away from the tourism and hotel management businesses to the building of a media network with the goal of becoming a nationwide leader in out-of-home, digital display advertising, roadside LED digital video panels and mega-size video billboards. In November 2006 we secured a media-related contract for installing and managing out-of-home LED advertising video panels. In 2007, we secured further rights to operate mega-size LED and roadside LED panels in prominent cities in the PRC through either entering business agreements with authorities parties or business combination, and began generating revenues from our Media Business.

Acquisition of Tianma

On June 16, 2006, to take advantage of China’s booming travel market, we acquired, through NCN Management Services, 55% of the equity interests of Tianma, a travel agency headquartered in Guangdong Province in the PRC, for an aggregate purchase price of $936,283, $833,333 of which was in cash and $102,950 of which was in 362,500 shares of our common stock. The results of operations of Tianma have been included in the Company's consolidated statement of operations since the completion of the acquisition on June 16, 2006.

Tianma is an authorized inbound and outbound travel operator and provides travel agency services to customers for both inbound and outbound travel. It organizes independent inbound and outbound tour and travel packages for a variety of destinations within China and internationally. Tour packages may include air and land transportation, hotels, restaurants and tickets to tourist destinations and other excursions. Tianma books all elements of such packages with third-party service providers, such as airlines, car rental companies and hotels, or through other tour package providers and then resells such packages to its clients. As the Company does not foresee any major contribution from Tianma in the near future, the Company disposed of Tianma in September 2008. For details, please refer to the below Sub-section – Recent Development.

Acquisition of Quo Advertising

On January 31, 2007, we acquired 100% of the equity interests of Quo Advertising, an advertising agency headquartered in Shanghai, China, pursuant to a purchase and sale agreement and a trust agreement, dated January 24, 2007, between the Company and Lina Zhang and Qinxiu Zhang, PRC individuals. The Company acquired Quo Advertising for a purchase price of $907,600, $64,000 of which was in cash and the balance of which was in 300,000 shares of our common stock, valued at $843,600. The results of operations of Quo Advertising have been included in the Company's consolidated statement of operations since the completion of the acquisition on January 31, 2007.

Quo Advertising was founded in 1996 in Shanghai, China and provided advertising design, production, public relations and event management services for domestic and international clients before our acquisition. The acquisition strengthens our media network in the PRC. Our media business was mainly run through Quo Advertising in 2007 and 2008.

Acquisition of Xuancaiyi

Effective September 1, 2007, we acquired, through Quo Advertising, a 51% majority of the equity interests of Xuancaiyi, an advertising agency located in Beijing, China, for a consideration of up to RMB 12,245,000 (approximately $1,667,000) in cash, payable over time based on Xuancaiyi’s achievement of certain net profit targets. An initial payment of RMB2,500,000 (approximately $330,000) was made in September 2007 and the balance of the payment was due as follows: (1) up to RMB 2,454,300 (approximately $337,000) based on Xuancaiyi’s net profit for the four months ended December 31, 2007; (2) up to RMB 1,834,500 (approximately $252,000) based on Xuancaiyi’s net profit for the first quarter of fiscal year 2008; (3) up to RMB 1,827,400 (approximately $251,000) based on Xuancaiyi’s net profit for the second quarter of fiscal year 2008; (4) up to RMB1,819,100 (approximately $250,000) based on Xuancaiyi’s net profit for the third quarter of fiscal year 2008; and (5) up to RMB1,809,700 (approximately $248,000) based on Xuancaiyi’s net profit for the fourth quarter of fiscal year 2008. As Xuancaiyi failed to achieve the net profit targets in each of the above periods, no further cash payment is expected to be made with respect to the above earn-out consideration. The results of operations of Xuancaiyi have been included in the Company's consolidated statement of operations since the acquisition date on September 1, 2007.

Xuancaiyi was founded in 2007 and obtained the right to manage and operate a mega-size high resolution LED advertising billboard in a prominent location in China’s capital city, Beijing. The billboard, covering more than 758 square meters, is located on the East Third Ring Road near the exit of the Airport Highway. As of December 31, 2008, a business agreement entered into between Xuancaiyi and its media partner has expired and so Xuancaiyi has maintained minimal operations.

Acquisition of Cityhorizon BVI

On January 1, 2008, we entered into a share purchase agreement with our wholly owned subsidiary Cityhorizon Hong Kong, to acquire 100% of the equity interest in Cityhorizon BVI and its wholly owned subsidiaries, Lianhe and Bona, from Cityhorizon BVI’s sole shareholder, Liu Man Ling, for an aggregate purchase price of $8,738,000, $5,000,000 of which was in cash and the balance of which was in 1,500,000 shares of restricted common stock of par value of $0.001 each, valued at $3,738,000. The results of operations of Cityhorizon BVI, Lianhe and Bona have been included in the Company's consolidated statement of operations since the completion of the acquisition on January 1, 2008.

Cityhorizon BVI is an investment holding company and its subsidiaries Lianhe and Bona were both founded in 2006. Lianhe is principally engaged in the provision of technology and management consulting services and Bona is principally engaged in the provision of advertising services. The purpose of the acquisition was to further strengthen our Media Network in China. There has been no change in Lianhe’s and Bona’s businesses since the date of acquisition.

Consolidation of Variable Interest Entity - Botong

On January 1, 2008, the Company caused its subsidiary, Lianhe, to enter into a series of commercial agreements with Botong and its registered shareholders, pursuant to which Lianhe is obligated to provide exclusive technology and management consulting services to Botong in exchange for service fees amounting to substantially all of the net income of Botong. Each of the registered PRC shareholders of Botong also entered into equity pledge agreements and option agreements with Lianhe which cannot be amended or terminated except by written consent of all parties. Pursuant to these equity pledge agreements and option agreements, each shareholder pledged its equity interest in Botong for the performance of Botong’s payment obligations under the exclusive technology and management consulting services agreements. In addition, the shareholders of Botong assigned to Lianhe all their voting rights as shareholders of Botong and Lianhe has the option to acquire the equity interests of Botong at a mutually agreed purchase price that will first be used to repay any loans payable to Lianhe or any affiliate of Lianhe by the registered Botong shareholders.

In addition, as of January 1, 2008, Lianhe committed to extend loan totaling $137,179 to the registered shareholders of Botong for the purpose of financing such shareholders’ investment in Botong. Through the above contractual arrangements, Lianhe becomes the primary beneficiary of Botong which is a variable interest entity as defined under FIN 46 (Revised). The results of operations of Botong have been included in the Company's consolidated statement of operations since January 1, 2008.

Botong was founded in 2007 and obtained the right to manage and operate for a 6-year period, a mega-size high resolution LED advertising billboard located at Haoyou Emporium Wangujing in Beijing. There has been no change of its business since the date of acquisition.

Other Contractual Arrangements with the PRC Operating Companies

PRC regulations limit foreign ownership of companies that provide advertising services. Our advertising business was initially run through our trust arrangements with Quo Advertising which directly operated our advertising network projects.

In January 2008, after our acquisition of Cityhorizon BVI and its PRC subsidiaries Lianhe and Bona, we restructured our advertising business in order to strengthen our compliance with existing PRC regulation. Through Lianhe, we entered into an exclusive management consulting services agreement and an exclusive technology consulting services agreement with each of Quo Advertising and Bona. In addition, we entered into an equity pledge agreement and an option agreement with each of the registered PRC shareholders of Quo Advertising and Bona, pursuant to which these shareholders pledged 100% of their shares to Lianhe and granted Lianhe the option to acquire their shares at a mutually agreed purchase price which shall first be used to repay any loans payable to Lianhe or any affiliate of Lianhe by the registered PRC shareholders. These commercial arrangements enable us to exert effective control on these entities and their subsidiaries, and transfer their economic benefits to the Company for financial results consolidation pursuant to FIN 46(R).

Corporate Structure

The following chart reflects our organization structure as of the date of this annual report:

Network CN Inc. (Delaware, U.S.A)
NCN Group Limited (100%)(BVI)
NCN Group Management Limited (100%)(Hong Kong)
NCN Travel Services Limited (100%)(BVI)
NCN Media Services Limited (100%)(BVI)
NCN Huamin Management Consultancy (Beijing) Company Limited (100%)(The PRC)
Teda (Beijing) Hotels Management Limited (100%)(The PRC)
Crown Winner International Limited (100%)(Hong Kong)
Linkrich Enterprise Advertising and Investment Limited (100%)(Hong Kong)
Cityhorizon Limited (100%) (Hong Kong)
Crown Eagle Investment Limited (100%)(Hong Kong)
Profit Wave Investment Limited (100%)(Hong Kong)
Cityhorizon Limited (100%) (BVI)
Huizhong Lianhe Media Technology Co., Ltd (100%)(The PRC)
Beijing Huizhong Bona Media Advertising Co., Ltd (VIE – 100%)(The PRC)
Shanghai Quo Advertising Company Limited (VIE – 100%)(The PRC)
Huizhi Botong Media Advertising Beijing Co., Ltd (VIE – 100%)(The PRC)
Qingdao Zhongan Boyang Advertising Co., Ltd (60%)(The PRC)
Xuancaiyi (Beijing) Advertising Company Limited (51%) (The PRC)

Recent Developments

Disposal of Non-Media Business Division

In 2008, the Board of Directors of the Company resolved that it was in the best interests of the Company to focus on developing its media business and to explore ways of divesting its travel business. The Company entered into stock purchase agreements disclosed below, to dispose of its entire Non-Media Business Division.

On September 1, 2008, the Company completed the sale of all its interests in NCN Management Services to Zhanpeng Wang, or Wang, an individual for a consideration of HK$1,350,000, or approximately $173,000, in cash. Wang acquired NCN Management Services along with its subsidiaries, which include 100% interest in NCN Hotels Investment Limited, 100% interest in NCN Pacific Hotels Limited and a 55% interest (through trust) in Tianma. The Company reported a gain on the sale, net of income taxes and minority interests of $61,570.

On September 30, 2008, the Company completed the sale of its 99.9% interest in NCN Landmark to Ngar Yee Tsang, or Tsang, an individual, for a cash consideration of $20,000. Tsang acquired NCN Landmark along with its subsidiary, 100% interest in Beijing NCN Landmark Hotel Management Limited, a PRC corporation. The Company reported a gain on the sale, net of income taxes and minority interests of $4,515.

The Company treated the sales of NCN Management Services along with its subsidiaries and variable interest entity and NCN Landmark along with its subsidiary as a discontinuation of operations.

3% Convertible Promissory Notes and Warrants

On November 19, 2007, the Company and Quo Advertising, entered into a 3% note and warrant purchase agreement with affiliated investment funds of Och-Ziff Capital Management Group, or the Och-Ziff Investors, pursuant to which the we agreed to issue 3% Senior Secured Convertible Notes due June 30, 2011 in the aggregate principal amount of up to $50,000,000 and warrants to acquire an aggregate amount of 34,285,715 shares of our common stock. The notes and warrants were issued in three tranches: (1) on November 19, 2007, notes in the aggregate principal amount of $6,000,000, warrants exercisable for 2,400,000 shares at $2.50 per share and warrants exercisable for 1,714,285 shares at $3.50 per share were issued; (2) on November 28, 2007, notes in the aggregate principal amount of $9,000,000, warrants exercisable for 3,600,000 shares at $2.50 per share and warrants exercisable for 2,571,430 shares at $3.50 per share were issued; and  (3) on January 31, 2008, notes in the aggregate principal amount of $35,000,000, warrants exercisable for 14,000,000 shares at $2.50 per share and warrants exercisable for 10,000,000 shares at $3.50 per share were issued. The notes bore interest at 3% per annum payable semi-annually in arrears and were convertible into shares of common stock at an initial conversion price of $1.65 per share, subject to customary anti-dilution adjustments. In addition, the conversion price was subject to downward adjustment on an annual basis if we failed to meet certain annual earnings per share (“EPS”) targets described in the purchase agreement. The EPS targets for fiscal 2008, 2009 and 2010 are $0.081, $0.453, and $0.699 respectively. The warrants were to expire on June 30, 2011 and granted the holders the right to acquire shares of common stock at $2.50 and $3.50 per share, subject to customary anti-dilution adjustments. The exercise price of the warrants was also subject to a downward adjustment whenever the conversion price of the notes was adjusted downward. In connection with our issuance of the 3% Senior Secured Convertible Notes, we also entered into a registration rights agreement with the Och-Ziff Investors, pursuant to which, as amended, we agreed to file at their request, a registration statement registering for resale any shares issued to the Och-Ziff Investors upon conversion of the notes or exercise of the warrants.

On January 31, 2008, we issued $35,000,000 in additional notes and amended and restated the terms of the $15,000,000 in notes issued in the second tranche. Concurrent with the issuance of the third tranche, we loaned substantially all the proceeds from the notes to our BVI subsidiary, the NCN Group, which was evidenced by an intercompany note issued by NCN Group in favor of the Company, or the NCN Group Note. At the same time we also entered into a security agreement, pursuant to which we granted to the collateral agent for the benefit of the convertible note holders, a first-priority security interest in certain of our assets, including the NCN Group Note and 66% of the shares of the NCN Group. In addition, the NCN Group and certain of our indirect subsidiaries each granted us a security interest in certain of their assets to, among other things, secure the NCN Group Note and certain related obligations.

As of December 31, 2008, the Company failed to meet EPS target for fiscal 2008. The Och-Ziff Investors agreed the conversion price of the 3% Convertible Promissory Notes remained unchanged at $1.65 and have not proposed any adjustment to the conversion price as of December 31, 2008. None of the conversion options and warrants associated with the above convertible promissory notes has been exercised.

Our Services

We install and operate roadside advertising panels in major cities throughout China. The following table summarizes by location the number of roadside advertising panels that the Company has the right to install and operate and the installation status:

Location	No. of Advertising Panels (1)	Panels Installed As of March 1, 2009 (3)	Panels Owned As of March 1, 2009	Expiration (2)
Changning District, Shanghai	120	41	41	2009
Qingdao	950	-	-	2024
Lujiazui Financial District, Shanghai	85	85	85	2009
Nanjing Road Pedestrian Street, Shanghai	52	52	52	2010
Wuhan	120	4	4	2015
Changsha	120	-	-	2010
Total as of March 1, 2009	1,447	182	182

The following table summarizes by location the number of mega-size advertising panels that the Company has the right to install and operate and the installation status:
Location	No. of Advertising Panels (1)	Panels Installed As of March 1, 2009 (3)	Panels Owned As of March 1, 2009	Expiration (2)
Wuhan	2	-	-	2015
Wuhan	1	1	1	2013
Beijing	1	1	1	2013
Qingdao	3	3	-	2024
Total as of March 1, 2009	7	5	2

1)
The size of the Company’s typical roadside advertising panels ranges from 1.5 square meters to 4 square meters, while the mega-size advertising panels are typically from 60 square meters to over 700 square meters.

2)
Although the Company has a contractual right to operate the panels for certain period of time, governmental authorities in the PRC could limit the period during which we can operate the panels if the government interprets the current rules and regulations differently or if it were to implement new rules and regulations.

3)	No. of panels installed also includes those panels that have originally been installed by the authority parties.
4)	The parties which have granted the Company an exclusive right to operate the advertising panels do not guarantee that all relevant governmental approvals have been obtained.

Our Suppliers

In some of our media projects, we are responsible for installing advertising panels and billboards. We design the shape of our advertising panels and billboards according to the terms approved by the relevant PRC governmental documents. We identify suppliers of component parts used in our advertising panels and contract assembly of our advertising panels to third-party contract assemblers who will assemble our advertising panels according to our specification. We select component suppliers based on price and quality.

During 2008, only 2 suppliers accounted for 20% or more of our panel installation costs.  Xian Qingsong Technology Co., Ltd and Shenzhen LAMP Technology Co., Ltd, accounted for 31% and 26%, respectively, of our panel installation costs.

Our Customers

The media and advertising industry is one of the fastest growing markets in China. Among this growing market, out-of-home advertising is one of the fastest growing segments. Out-of-home advertising is attractive because of relatively modest content production costs, less regulatory exposure, low maintenance costs and centralized operations made efficient by computers and other technology solutions. Industry analysts look for out-of-home advertising spending in China to grow at a 20% compounded annual growth rate through 2010. We are upbeat on the long-term prospect for the China sector although a temporary pause may occur in 2009 as the economy is hit by the global economic downturn.

Our customers include large international and domestic brand name customers. The following tables set forth those customers accounted for 10% or more of our advertising sales in each fiscal year:

Name of Customer	Advertising Sales %
For the year ended December 31, 2008
OMD	38%
Beijing Dentsu Advertising Co., Ltd.	16%
For the year ended December 31, 2007
MGI Luxury Asia Pacific Ltd	26%
Shanghai Gaorui Advertising Company Limited	16%
Binli (Shanghai) Commercial Company Limited	14%
SMH International Trading (Shanghai) Co., Ltd	14%

Our customers usually place their advertising orders on a project basis instead of a recurring basis. Our management does not believe that our advertising business depends upon a few customers, or that the loss of any one customer would have a material adverse effect on our business.

Sales and Marketing

We sell our services through our direct sales force as well as through advertising agencies. We employ sales professionals in the PRC, and provide them in-house training to ensure we operate closely with and provide a high level of support to our customers. Selling through advertising agencies enable us to leverage our direct sales resources and reach additional customers segment.

Competition

We compete with other advertising companies in China, including companies that operate out-of-home advertising media networks, such as Focus Media, JCDecaux and Clear Media. The Company competes with these companies for advertising clients on the basis of the size of our advertising network, advertising coverage, panel locations, pricing, and range of advertising services that we offer. The Company also competes with these companies for rights to locate LED panels and/or billboards in desirable locations in Chinese cities. In addition, commercial buildings, hotels, restaurants and other commercial locations may decide to install and operate their own billboards or LED panels. The Company also competes for overall advertising spending with other more traditional media such as newspapers, TV, magazines and radio, and more advanced media like Internet advertising.

The Company may also face competition from new entrants into the out-of-home advertising sector. Our sector is characterized by relatively low entrance costs and it is uncommon for advertising clients to enter into exclusive arrangements. In addition, as of December 10, 2005, wholly foreign-owned advertising companies are allowed to operate in China, which may expose us to increasing competition from international advertising media companies attracted by the opportunities in China.

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

In addition, we believe our business will be adversely affected by the recent global financial turmoil. In order to enhance our competitive power, we will strictly control our operating costs, actively explore ways to terminate commercially non-viable concession right contracts and continue to search for other prominent advertising projects in order to expand our advertising network. We believe that expanding our advertising network will enable us to offer more competitive pricing to our advertising clients, thereby increasing our profitability.

Intellectual Property

We do not have any registered trademarks, copyrights or licenses. However, we have obtained the following patent rights from the PRC State Intellectual Property Office:

•	The technology of a display module and settings method for colored LED panels, which expires on November 22, 2017; and

•	The technology of the display system with blind spot checking function, which expires on November 27, 2017.

We have also applied for the following patent rights from the PRC State Intellectual Property Office:

•	The invention of methodology and monitoring system for staff in their out-of-home LED panel maintenance;

•	The invention of methodology in light intensity tuning for out-of-home LED panels;

•	The invention of blind spot checking methodology for multi-LED panels; and

•	The invention of centralized remote management methodology for out-of-home LED panels.

Our Research and Development

No material costs have been incurred on research and development activities for the fiscal years 2008, 2007 and 2006. We do not expect to incur significant research and development costs in the coming future.

Employees

As of December 31, 2008, the Company and its subsidiaries had approximately 60 employees at our offices located at our Hong Kong and PRC offices, all of which are full-time employees.

Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or work stoppage or any difficulty in recruiting staff for our operations.

We are required under PRC law to make contributions to the employee benefit plans at specified percentages of the after-tax profit. In addition, we are required by the PRC law to cover employees in China with various type of social insurance. We believe that we are in material compliance with the relevant PRC laws.

Government Regulation

The Company’s near-term focus is on further developing its Media Network to capitalize on China’s fast growing out-of-home advertising market. A key objective for the Media Network is to provide medium to mega-size LED billboards in prominent cities in China.

Limitations on Foreign Ownership in the Advertising Industry

The principal regulations governing foreign ownership in the advertising industry in China include:

•	The Catalogue for Guiding Foreign Investment in Industry (2007);
•	Advertising Law (1994);
•	Regulations on Control of Advertisement (1987);
•	Implementation Rules for Regulations on Control of Advertisement (2004); and
•	The Administrative Regulations on Foreign-invested Advertising Enterprises (2004).

Since December 2005, the PRC government has allowed foreign investors to directly own 100% of an advertising business if the foreign investor has at least three years of direct operations in the advertising business outside of China or to set up an advertising joint venture if the foreign investor has at least two years of direct operations in the advertising industry outside of China.

As we do not have the necessary advertising business outside of China, we are not entitled to own directly 100% of an advertising business in China. Our advertising business was provided through our contractual arrangements with our PRC operating subsidiary Quo Advertising in the year 2007. Quo Advertising was owned by two PRC citizens, who are designated by us and hold 100% of the equity interests in Quo Advertising in trust for the benefit of us, and operates our advertising network projects. In January 2008, we restructured our advertising business after acquiring the media subsidiaries namely Lianhe and Bona. We, through our newly acquired subsidiary, Lianhe, entered into an exclusive management consulting services agreement and an exclusive technology consulting services agreement with each of Quo Advertising, Bona and Botong. In addition, Lianhe entered into an equity pledge agreement and an option agreement with each of the registered PRC shareholders of Quo Advertising, Bona and Botong designated by us and pursuant to which these shareholders had pledged 100% of their shares to Lianhe and granted Lianhe the option to acquire their shares at a mutually agreed purchase price which shall first be used to repay any loans payable to Lianhe or any affiliate of Lianhe by the registered PRC shareholders. These commercial arrangements enable us to exert effective control on these entities, and transfer their economic benefits to us for financial results consolidation.

Although these contractual arrangements, in the opinion of our PRC legal counsel, are in compliance with all existing PRC laws, rules and regulations and are enforceable in accordance with their terms and conditions, there are substantial uncertainties regarding the interpretation and implementation of current PRC laws and regulation. Accordingly, we cannot assure you that PRC regulatory authorities will not determine that our contractual arrangements among Lianhe, Quo Advertising, Bona and Botong and their registered PRC shareholders, and the business operations of our PRC operating companies as described herein violate PRC laws or regulations. We have been and will continue to be dependent on such commercial agreements arrangement to operate our media business in the near future. If we or any of our PRC operating companies were found to be in violation of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such violation. Any actions taken may cause significant disruption to our business operations or render us unable to conduct a substantial portion of our business operations and may adversely affect our business, financial condition and results of operation. See Item 1A. “Risk Factor" for details.

Advertising Services

Business Licenses for Advertising Companies

The principal regulations governing advertising businesses in China include:

•	The Advertising Law (1994)
•	Regulations on Control of Advertisement (1987); and
•	The Implementing Rules for the Advertising Administrative Regulations (2004).

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

We do not expect to encounter any difficulties in maintaining our business licenses. Our PRC advertising operating companies hold business license from the local branches of the SAIC as required by the existing PRC regulations.

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

Out-of-home Advertising

The Advertising Law stipulates that the exhibition and display of out-of-home advertisements must not:

•	utilize traffic safety facilities and traffic signs;
•	impede the use of public facilities, traffic safety facilities and traffic signs;
•	obstruct commercial and public activities or create an eyesore in urban areas;
•	be placed in restrictive areas near government offices, cultural landmarks or historical or scenic sites; and
•	be placed in areas prohibited by the local governments from having out-of-home advertisements.

In additional to the Advertising Law, the SAIC promulgated the Out-of-home Advertising Registration Administrative Regulations on December 8, 1995, as amended on December 3, 1998, and May 22, 2006, which governs the out-of-home advertising industry in China.

Out-of-home advertisements in China must be registered with the local SAIC before dissemination. The advertising distributors are required to submit a registration application form and other supporting documents for registration. After review and examination, if an application complies with the requirements, the local SAIC will issue an Out-of-home Advertising Registration Certificate for such advertisement. Many municipal cities of China have respectively promulgated their own local regulations on the administration of out-of-home advertisements. Those municipal regulations set forth specific requirements on the out-of-home advertisements, such as the allowed places of dissemination and size requirements of the out-of-home advertisement facilities.

In addition to the regulations on out-of-home advertisements, the placement and installation of LED billboards are also subject to municipal local zoning requirements and relevant governmental approvals of the city where the LED billboards located. In Shanghai, the placement and installation of LED billboards are required to obtain application for an out-of-home advertising registration certificate for each LED billboard subject to a term of use approved by local government agency for each LED billboard. If the existing LED billboards placed by our LED location provider or us are required to be removed, the attractiveness of this portion of our advertising network will be diminished.

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

Dividend Distributions

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

Enterprise Income Tax Law

The Enterprise Income Tax Law, or EIT Law, was promulgated by the PRC’s National People’s Congress on March 16, 2007 to introduce a new uniform taxation regime in the PRC. Both resident and non-resident enterprises deriving income from the PRC will be subject to this EIT Law from January 1, 2008. It replaces the previous two different tax rates applied to foreign-invested enterprises and domestic enterprises by only one single income tax rate applied for all enterprises in the PRC. Under this EIT Law, except for some hi-tech enterprises which are subject to EIT rates of 15% and other very limited situation that allows EIT rates at 20%, the general applicable EIT rate in the PRC is 25%. We may not enjoy tax incentives for our further established companies in the PRC and therefore our tax advantages over domestic enterprises may be diminished.

Environmental Matters

The Company's operations are subject to various environmental regulations. We believe that we are in substantial compliance with applicable laws, rules and regulations relating to the protection of the environment and that our compliance will have no material effect on our capital expenditures, earnings or competitive position.

Available Information

We file with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports to be filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC

Our Internet website address is www.ncnmedia.com. This website links to our electronic SEC filings. All the above documents are available free of charge on our website as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

ITEM 1A. RISK FACTORS

Risks relating to our business include the factors set forth below.  If an adverse outcome of any of the following risks actually occurs, our business, financial condition or operating results could be materially and adversely affected. In evaluating our business, shareholders should consider carefully the following factors in addition to the other information presented herein.

RISKS RELATED TO OUR BUSINESS

We face risks related to general domestic and global economic conditions and to the current credit crisis.

The current uncertainty arising out of domestic and global economic conditions, including the recent disruption in credit markets, poses a risk to the economies in which we operate that has impacted demand for our services. .If the current situation deteriorates significantly, we could see reduced demand for our products and services from a slow-down in the general economy, or supplier or customer disruptions resulting from tighter credit markets. Such reductions and disruptions could have a material adverse effect on our business operations.

We may not be able to recruit and retain key personnel, particularly sales and marketing personnel, which could have material and adverse effects on our business, financial condition and results of operations.

Our future success depends in part on the contributions of our management team and key technical and sales personnel and our ability to attract and retain qualified new personnel. In particular, our success depends on the continuing employment of our founder and CEO, Mr. Godfrey Hui, as well as our sales, marketing and other key personnel. Because of significant competition in our industry for qualified managerial, technical and sales personnel, we cannot assure you that we will be able to retain our key senior managerial, technical and sales personnel or that we will be able to attract, integrate and retain other such personnel that we may require in the future. If we are unable to retain our existing personnel, or attract, train, integrate or motivate additional qualified personnel, our growth may be restricted. The loss of any of these key employees could slow our programming, distribution and sales efforts or have an adverse effect on how our business is perceived by advertisers, venue providers and investors, and our management may have to divert their attention from our business to recruiting replacements for such key personnel.

There may be unknown risks inherent in our acquisitions of Quo Advertising, Xuancaiyi, Lianhe and Bona.

Although we conducted due diligence with respect to the acquisition of Quo Advertising, Xuancaiyi, Lianhe and Bona, there is no assurance that all risks associated with these companies have been revealed. To protect us from associated liabilities, we have received guarantees of indemnification from the original owners. However we have no assurance that such guarantees will be honored and legal action to enforce such guarantees could be very costly and time consuming. The possibility of unknown risks in those acquisitions could affect our business, financial condition and results of operations.

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

We have issued convertible promissory notes to certain investors and our related interest payments on such notes could impose financial burdens on us. If further new debt is added to our consolidated debt level, the related risks that we now face could intensify. Covenants in the convertible notes and related agreements, and debt we may incur in the future, may materially restrict our operations, including our ability to incur debt, pay dividends, make certain investments and payments, and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans and we are unable to amend such financial covenants prior to default. An event of default under any debt instrument, if not cured or waived, could have a material adverse effect on us, our financial condition and our capital structure.

In order to grow at the pace expected by management, we will require additional capital to support our long-term business plan. If we are unable to obtain additional capital in future years, we may be unable to proceed with our long-term business plan and we may be forced to curtail or cease our operation or further business expansion.

We will require additional working capital to support our long-term business plan, which includes identifying suitable targets for horizontal or vertical mergers or acquisitions, so as to enhance the overall productivity and benefit from economies of scale. Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. U.S. and global credit and equity markets have recently undergone significant disruption, making it difficult for many businesses to obtain financing on acceptable terms. In addition, equity markets are continuing to experience wide fluctuations in value. If these conditions continue or worsen, we may not be able to obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources. To raise funds, we may need to issue new equities or bonds which could result in additional dilution to our shareholders and in. Additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities or contain covenants that would restrict our operations and strategy. In addition, we may grant registration rights to investors purchasing our equity or debt securities in the future. If we are unable to raise additional financing, we may be unable to implement our long-term business plan, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis, if at all. In addition, a lack of additional financing could force us to substantially curtail or cease operations.

Our acquisitions of Quo Advertising, Xuancaiyi, Lianhe, Bona and any future acquisitions may expose us to potential risks and have an effect on our ability to manage our business.

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

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have the operating effectiveness of our internal controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. We are subject to this requirement commencing with our fiscal year ending December 31, 2007 and a report of our management is included under Item 9A of this Annual Report on Form 10-K. In addition, SOX 404 requires the independent registered public accounting firm auditing a company’s financial statements to attest to and report on the operating effectiveness of such company’s internal controls. While we believe that the Company has adequate internal control procedures in place, we can provide no assurance that we will be viewed by our independent auditors as complying with all of the requirements imposed thereby or that we will receive a positive attestation from them. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements which could negatively impact our stock market price.

We have incurred losses and substantial doubt exists about our ability to continue as a going concern.

We have a history of operating losses. We have incurred a net loss of $59,484,833 for fiscal year ended December 31, 2008. As of December 31, 2008, our shareholders’ deficit was $23,356,217. These raise substantial doubt about our ability to continue as a going concern. We have been dependent on sales of our equity securities and debt financing to meet our cash requirements. If adequate capital is not available to us, we may need to sell assets or seek to undertake a restructuring of our obligations with our creditors. We cannot give assurances that we would be able to accomplish either of these measures on commercially reasonable terms, if at all. In any such case, we may not be able to continue as a going concern.

If our subcontractors fail to perform their contractual obligations, our ability to provide services and products to our customers, as well as our ability to obtain future business, may be harmed.

Many of our contracts involve subcontracts with other companies upon which we rely to perform a portion of the services that we must provide to our customers. There is a risk that we may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by those subcontractors. A failure by one or more of our subcontractors to satisfactorily perform the agreed-upon services may materially and adversely impact our ability to perform our obligations to our customers, could expose us to liability and could have a material adverse effect on our ability to compete for future contracts and orders.

We have limited business insurance coverage for our PRC subsidiaries. In the event that adequate insurance is not available or our insurance is not deemed to cover a claim, we could face liability.

We carry insurance of various types, including general liability and professional liability insurance in amounts management considers adequate and customary for the jurisdiction in which we operate. Insurance companies in China offer limited business insurance products because the insurance industry in China is still at an early stage of development, and some of our insurance policies may limit or prohibit insurance coverage for punitive or certain other types of damages, or liability arising from gross negligence. If we incur increased losses related to employee acts or omissions, or system failure, or if we are unable to obtain adequate insurance coverage at reasonable rates, or if we are unable to receive reimbursements from insurance carriers, our financial condition and results of operations could be materially and adversely affected.

RISKS RELATED TO OPERATING OUR BUSINESS IN CHINA

All of our assets and revenues are derived from our operations located in China. Accordingly, our business, financial condition, results of operations and prospects are subject, to a significant extent, to economic, political and legal developments in China.

The PRC’s economic, political and social conditions, as well as governmental policies, could impede the overall economic growth of China and adversely affect our liquidity and our ability to access to capital and to operate our business.

We conduct substantially all of our operations and generate most of our revenue in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

•	the higher level of government involvement;

•	the early stage of development of the market-oriented sector of the economy;

•	the rapid growth rate;

•	the higher level of control over foreign exchange; and

•	the allocation of resources.

As the PRC economy has been transitioning from a planned economy to a more market-oriented economy, the PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. While these measures may benefit the overall PRC economy, they may also have a negative effect on us. While the PRC economy has experienced significant growth over the past several years, the rate of growth has been irregular, both geographically and among various sectors of the economy, and has recently slowed across all sectors.

A number of factors have contributed to this slow-down, including appreciation of Renminbi, which adversely affected China’s exports, and tightening macroeconomic measures and monetary policies adopted by the Chinese government aimed at preventing overheating of the Chinese economy and controlling China’s high level of inflation. The slow-down has been exacerbated by the recent global crisis in the financial services and credit markets, which has caused significant volatility and dislocation of the global capital markets as well as increased rates of default and bankruptcy. It is uncertain how long the global crises in the financial services and credit markets will continue and how much adverse impact it will have on the global economy in general or the Chinese economy in particular. These macroeconomic developments could negatively affect our business, operating results, or financial condition in a number of ways. For instance, current or potential customers may delay or decrease spending with us or may not pay us or may delay paying us for previously purchased services.

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

In January 2008, we restructured our advertising business after further acquiring the media companies namely Lianhe and Bona. We, through our newly acquired company, Lianhe, entered into an exclusive management consulting services agreement and an exclusive technology consulting services agreement with each of Quo Advertising, Bona and Botong. In addition, we entered into an equity pledge agreement and an option agreement with each of the registered PRC shareholders of Quo Advertising, Bona and Botong designated by us and pursuant to which these shareholders had pledged 100% of their shares to Lianhe and granted Lianhe the option to acquire their shares at a mutually agreed purchase price which shall first be used to repay any loans payable to Lianhe or any affiliate of Lianhe by the registered PRC shareholders These commercial arrangements enable us to exert effective control on these entities, and transfer their economic benefits to us for financial results consolidation.

If we, our existing or future PRC operating subsidiaries and affiliates are found to be in violation of any PRC laws or regulations or fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities, including the State Administration for Industry and Commerce (SAIC), would have broad discretion in dealing with such violations, including:

•	revoking the business and operating licenses of our PRC subsidiaries and affiliates;

•	discontinuing or restricting our PRC subsidiaries’ and affiliates’ operations;

•	imposing conditions or requirements with which we or our PRC subsidiaries and affiliates may not be able to comply;

•	requiring us or our PRC subsidiaries and affiliates to restructure the relevant ownership structure or operation; or

•	restricting or prohibiting our use of the proceeds of this offering to finance our business and operations in China.

 The imposition of any of these penalties would result in a material and adverse effect on our ability to conduct our business.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations which became effective on September 8, 2006.

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006. This new regulation, among other things, governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the new regulation will require the PRC parties to make a series of applications and supplemental applications to the government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to the new regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

The new regulation allows PRC government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to the Ministry of Commerce and other relevant government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the PRC business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, such regulation may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our stockholders’ economic interests.

In addition to the above risks, in many instances, we will seek to structure transactions in a manner that avoids the need to make applications or a series of applications with Chinese regulatory authorities under these new M&A regulations. If we fail to effectively structure an acquisition in a manner that avoids the need for such applications or if the Chinese government interprets the requirements of the new M&A regulations in a manner different from our understanding of such regulations, then acquisitions that we have effected may be unwound or subject to rescission. Also, if the Chinese government determines that our structure of any of our acquisitions does not comply with these new regulations, then we may also be subject to fines and penalties.

We rely on contractual arrangements and commercial agreement arrangement with our PRC operating companies and their shareholders for our China operations, which may not be as effective in providing operational control as direct ownership.

Our advertising business was initially run through our contractual arrangements with our PRC operating companies, Quo Advertising. Quo Advertising was owned by two PRC citizens designated by us and directly operated our advertising network projects. In January 2008, we restructured our advertising business after further acquiring the media companies namely Lianhe and Bona. We, through our newly acquired company, Lianhe, entered into a series of commercial agreements with each of Quo Advertising, Bona and Botong and their respective registered shareholders. It enables us to exert effective control on these entities, and transfer their economic benefits to us for financial results consolidation.

These contractual arrangements and commercial agreement arrangements may not be as effective in providing us with control over media subsidiaries as direct ownership. Under the current contractual arrangements, as a legal matter, if our PRC operating companies, Quo Advertising, Bona and Botong and their registered PRC shareholders fails to perform its or his/her respective obligations under these contractual arrangements, we may have to incur substantial costs to enforce such arrangements, and take legal action to compel him/her to fulfill his/her contractual obligations. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over our PRC operating companies, and our ability to conduct our business may be negatively affected.

The discontinuation of preferential tax treatments or other incentives for foreign invested enterprises under the new Enterprise Income Tax Law could materially impact our business development efforts in China and adversely affect our business, financial condition and results of operations.

The Enterprise Income Tax Law of the People's Republic of China, or New EIT Law, was promulgated by the PRC’s National People’s Congress on March 16, 2007 to create a “level playing field” by establishing, effective as of January 1, 2008, a unified corporate income tax rate, cost deduction and tax incentive policies for both domestic and foreign-invested enterprises deriving income from the PRC. Under the prior regulatory scheme, foreign enterprises and foreign invested enterprises, or FIEs, were generally only required to pay income tax at an effective rate of approximately 15% to 20%, while domestic Chinese companies usually have to pay income tax at an effective rate of about 25% or even higher. The New EIT Law and its implementing rules apply one single income tax rate of 25% to all both domestic and foreign-invested enterprises, except for some hi-tech enterprises which are subject to EIT rates of 15%. We may not enjoy tax incentives for our further established companies in the PRC and therefore our tax advantages over domestic enterprises may be diminished and our business development in China may be adversely affected.

Under the New EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise”, meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. Because the New EIT Law and its implementing rules are new, no official interpretation or application of this new “resident enterprise” classification is available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

If the PRC tax authorities determine that the Company is a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income”, we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2008 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible. If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

In addition, our operations and transactions are subject to review by the PRC tax authorities pursuant to relevant PRC laws and regulations which change frequently, and their interpretation and enforcement involve uncertainties. For instance, in the case of some of our acquisitions of offshore entities that conducted their PRC operations through their affiliates in China, we cannot assure our investors that the PRC tax authorities will not require us to pay additional taxes in relation to such acquisitions, in particular where the PRC tax authorities take the view that the previous taxable income of the PRC affiliates of the acquired offshore entities needs to be adjusted and additional taxes be paid. In the event that the sellers failed to pay any taxes required under PRC laws in connection with these transactions, the PRC tax authorities might require us to pay the tax together with late-payment interest and penalties.

The PRC government exerts substantial influence over the manner in which we conduct our business activities.

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

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Restrictions on currency exchange, including regulation of loans and direct investment by offshore holding companies to PRC, entities may limit our ability to receive and use our sales revenue effectively.

Most of the Company’s sales revenue and expenses are denominated in Renminbi which may need to be exchanged into other currencies, primarily U.S. dollars, and remitted outside of the PRC. Effective from July 1, 1996, foreign currency “current account” transactions by foreign investment enterprises, including Sino-foreign joint ventures, are no longer subject to the approval of State Administration of Foreign Exchange, or SAFE, but need only a ministerial review, according to the Administration of the Settlement, Sale and Payment of Foreign Exchange Provisions promulgated in 1996, or the FX Regulations. “Current account” items include international commercial transactions, which occur on a regular basis, such as those relating to trade and provision of services. Distributions to joint venture parties also are considered a “current account transaction”. Other non-current account items, known as “capital account” items, remain subject to SAFE approval. The Company can obtain foreign currency in exchange for Renminbi from swap centers authorized by the PRC government. In addition, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without SAFE approval, by complying with certain procedural requirements. The Company does not anticipate problems in obtaining foreign currency to satisfy its requirements, but there is no assurance that future foreign currency shortages or changes in currency exchange laws and regulations by the PRC government will not restrict the Company from exchanging Renminbi in a timely manner. Since a significant amount of our future revenue will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside China that are denominated in foreign currencies.

As an offshore holding company of our PRC operating subsidiaries and affiliates, we may make loans or contribute additional capital to them or they may seek to borrow from other foreign lenders. Such loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the PRC Ministry of Commerce, or their respective local counterparts. We cannot guarantee that we can obtain these government registrations or approvals on a timely basis, if at all, with respect to future loans or capital contributions by us to our operating subsidiaries. If we fail to receive such registrations or approvals, these would adversely affect the liquidity of our PRC operating subsidiaries and our ability to expand the business.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and the Renminbi and between those currencies and other currencies in which our sales may be denominated. Because substantially all of our earnings and cash assets are denominated in Renminbi and the net proceeds from this offering will be denominated in U.S. dollars, fluctuations in the exchange rate between the U.S. dollar and the Renminbi will affect the relative purchasing power of these proceeds, our balance sheet and our earnings per share in U.S. dollars following this offering. In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue after this offering that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the Renminbi has no longer been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currencies.

If any of our PRC companies becomes the subject of a bankruptcy or liquidation proceeding, we may lose the ability to use and enjoy those assets, which could materially affect our business and our ability to generate revenue and the market price of our common stock, and since our assets are located in the PRC, stockholders may not receive distributions that they would otherwise be entitled to.

To comply with PRC laws and regulations relating to foreign ownership restrictions in the advertising businesses, we currently conduct our operations in China through contractual arrangements with shareholders of Quo Advertising, Bona and Botong. As part of these arrangements, these persons hold some of the assets that are important to the operation of our business. If any of these entities files for bankruptcy and all or part of their assets become subject to liens or rights of third-party creditors, we may be unable to continue some or all of our business activities, which could affect our business, financial condition and results of operations.

The Company’s assets are located in PRC and as such, may be outside of the jurisdiction of U.S. courts to administer if the Company was the subject of an insolvency or bankruptcy proceeding. As a result, if the Company were declared bankrupt or insolvent, the Company’s stockholders may not be able to receive the distributions on liquidation that they are otherwise entitled to under U.S. bankruptcy law.

PRC laws and regulations impose certain restriction on foreign investment in China’s advertising service industry, and substantial uncertainties exist with respect to our contractual arrangements with our PRC operating companies.

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

Our advertising business was initially run through our contractual arrangements with our PRC operating companies, Quo Advertising. Quo Advertising was owned by two PRC citizens designated by us and directly operated our advertising network projects. In January 2008, we restructured our advertising business after further acquiring the media subsidiaries namely Lianhe and Bona. We, through our newly acquired company, Lianhe, entered into an exclusive management consulting services agreement and an exclusive technology consulting services agreement with each of Quo Advertising, Bona and Botong. In addition, Lianhe also entered into an equity pledge agreement and an option purchase agreement with each of the registered PRC shareholders of Quo Advertising, Bona and Botong designated by us pursuant to which these shareholders had pledged 100% of their shares to Lianhe and granted Lianhe the option to acquire their shares at a mutually agreed purchase price which shall first be used to repay any loans payable to Lianhe or any affiliate of Lianhe by the registered PRC shareholders. These commercial arrangements enable us to exert effective control on these entities, and transfer their economic benefits to us for financial results consolidation.

Although these contractual arrangements, in the opinion of our PRC legal counsel, are in compliance with all existing PRC laws, rules and regulations and are enforceable in accordance with their terms and conditions, there are substantial uncertainties regarding the interpretation and implementation of current PRC laws and regulation. Accordingly, we cannot assure you that PRC regulatory authorities will not determine that our contractual arrangements among Lianhe, Quo Advertising, Bona and Botong and their registered PRC shareholders, and the business operations of our PRC operating companies as described herein violate PRC laws or regulations. If we or any of our PRC operating companies were found to be in violation of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such violation. Any actions taken may cause significant disruption to our business operations or render us unable to conduct a substantial portion of our business operations and may adversely affect our business, financial condition and results of operation

The PRC government regulates the advertising industry. If we fail to obtain or maintain all pertinent permits and approvals or if the PRC government imposes more restrictions on this industry, our business may be affected.

The PRC government regulates the advertising industry. We are required to obtain applicable permits or approvals from different regulatory authorities to conduct our business, including separate licenses for advertising activities. If we fail to obtain or maintain any of the required permits or approvals, we may be subject to various penalties, such as fines or suspension of operations in these regulated businesses, which could severely disrupt our business operations. As a result, our financial condition and results of operations may be negatively affected.

While there are no formal PRC laws or regulations that define or regulate out-of-home advertising, we believe that the relevant PRC government authorities are currently considering adopting new regulations governing out-of-home advertising. We cannot predict the timing of establishing such regulations and their impacts on our Company. Changes in laws and regulations or the enactment of new laws and regulations governing placement or content of out-of-home advertising, may affect our business prospects and results of operations. We cannot predict the ultimate cost for complying with these new requirements. For instance, the PRC government has promulgated regulations allowing foreign companies to hold a 100% equity interest in PRC advertising companies starting from December 10, 2005. We are not certain how the PRC government will implement this regulation or how it would affect our ability to compete in the advertising industry in the PRC.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries in China. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference, but have limited precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past 28 years has significantly enhanced the protections afforded to various forms of foreign investment in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. For instance, we may have to resort to administrative and court proceedings to enforce the legal protection that we are entitled to by law or contract. Any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention .Since PRC administrative and court authorities have significant discretion in interpreting statutory and contractual terms, it may be difficult to evaluate the outcome of administrative court proceedings and the level of law enforcement that we would receive in more developed legal systems. Such uncertainties, including the inability to enforce our contracts, especially our contractual arrangements among Lianhe, Quo Advertising, Bona and Botong are governed by the PRC law, could adversely affect our business and operation. We cannot predict the effect of future developments in the PRC legal system, particularly with regard to the industries in which we operate, imposed on our business.

In addition, all of our executive officers and all but one of our directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to effect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese officers, directors and subsidiaries.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

The PRC National Development and Reform Commission, or the NDRC, and SAFE recently promulgated regulations that require PRC residents and PRC corporate entities to register with and obtain approvals from relevant PRC government authorities in connection with their direct or indirect offshore investment activities. These regulations apply to our shareholders who are PRC residents and may apply to any offshore acquisitions that we make in the future.

In October 2005, SAFE issued a public notice, the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, or the SAFE Notice, which requires PRC residents to register with the competent local SAFE branch before using onshore assets or equity interests held by them to establish offshore special purpose companies, or SPVs, for the purpose of overseas equity financing. Under the SAFE Notice, such PRC residents must also file amendments to their registration in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations. Moreover, if the SPVs were established and owned the onshore assets or equity interests before the implementation date of the SAFE Notice, a retroactive SAFE registration is required to have been completed before March 31, 2006. If any PRC resident stockholder of any SPV fails to make the required SAFE registration and amended registration, the PRC subsidiaries of that SPV may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV. Failure to comply with the SAFE registration and amendment requirements described above could also result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

Because of uncertainty over how the SAFE Notice will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with the SAFE Notice by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by the SAFE Notice. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with the SAFE Notice, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

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

The implementation of the PRC Labor Contract Law may significantly increase our operating expenses and adversely affect our business and results of operations.

On June 29, 2007, the PRC National People’s Congress enacted the Labor Contract Law, which became effective on January 1, 2008. The Labor Contract Law formalizes worker’s rights concerning overtime hours, pensions, layoffs, employment contracts and the role of trade unions and provides for specific standards and procedure for the termination of an employment contract. In addition, the Labor Contract Law requires the payment of a statutory severance pay upon the termination of an employment contract in most cases, including in cases of the expiration of a fixed-term employment contract. As there has been little guidance as to how the Labor Contract Law will be interpreted and enforced by the relevant PRC authorities, there remains substantial uncertainty as to its potential impact on our business and results of operations. The implementation of the Labor Contract Law may significantly increase our operating expenses, in particular our personnel expenses, as the continued success of our business depends significantly on our ability to attract and retain qualified personnel. In the event that we decide to terminate some of our employees or otherwise change our employment or labor practices, the Labor Contract Law may also limit our ability to effect these changes in manner that we believe to be cost-effective or desirable, which could adversely affect our business and results of operations.

Any future outbreak of severe acute respiratory syndrome or avian flu in China, or similar adverse public health developments, may severely disrupt our business and operations.

From December 2002 to June 2003, China and certain other countries experienced an outbreak of a new and highly contagious form of atypical pneumonia now known as severe acute respiratory syndrome, or SARS. On July 5, 2003, the World Health Organization declared that the SARS outbreak had been contained. However, following this declaration, a number of isolated new cases of SARS have been reported, mostly recently in central China in April 2004. During May and June of 2003, many businesses in China were closed by the PRC government to prevent transmission of SARS. In addition, during 2005 and 2006 China reported cases of humans becoming infected with a strain of avian influenza or bird flu known as H5N1, which is often fatal to humans. This disease, which is spread through poultry populations, is capable in some circumstances of being transmitted to humans and is often fatal. A new outbreak of SARS or an outbreak of avian flu may reduce the level of economic activity in affected areas and deter people from congregating in public places, which may lead to a reduction in our advertising revenue as our clients may cancel existing contracts or defer future advertising expenditures. In addition, health or other government authorities may require temporary closure of our offices, or the offices, where we provide our advertising services. All these will severely disrupt our business operations and have a material adverse effect on our financial condition and results of operations.

RISKS RELATED TO OUR INDUSTRY

The media and advertising industry is sensitive to changes in economic conditions and advertising trends.

The media and advertising industry is particularly sensitive to changes in general economic conditions and advertising trends. A deterioration of economic conditions would usually lead to a decrease in demand for advertising, Advertisers may reduce the money they spend on purchasing advertising airtime for a number of reasons, including but not limited to the followings:

•	a general decline in economic conditions

•	a decline in economic conditions in the particular cities where we conduct business

•	a decision to shift advertising expenditures to other available advertising media

•	a decline in advertising expenditure in general

A decrease in demand for advertising airtime in general and for our advertising services in particular would impair our ability to generate advertising revenues and our business, results of operations and financial condition could be materially and adversely affected.

The media and advertising industry is highly competitive and our inability to compete with companies that are larger and better capitalized than we are may adversely affect our business and results of operations.

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

It becomes more difficult to increase the number of desirable locations in major cities because most of the locations have already been occupied by our competitors and limitation by municipal zoning and planning policies. In other cities, although we could increase the locations, they would only generate less economic return to the Company. Anyway, we anticipate the economic return would increase with the pace of economic development of these cities. If we are unable to increase the placement of our out-of-home advertising market, we may be unable to expand our client base to sell advertising time slots on our network or increase the rates we charge for time slots. As a consequence of this, our operating margins and profitability may be reduced, and may result in a loss of market share. Since we are a new entrant to this market segment, we have less competitive advantages than the existing competitors in terms of experience, expertise, and marketing force. The Company is tackling these problems by further acquisition of well-established advertising company like Quo Advertising, Lianhe and Bona. We cannot assure that we will be able to compete against new or existing competitors to generate satisfactory profit.

Furthermore, due to the less desirable locations currently the Company has, we can only charge the advertisers at a lower rates. If the Company is unable to continuously secure more desirable locations for deployment of our advertising poster frames, we may be unable or need to lower our rates to attract advertisers to purchase time slots from us to generate satisfactory profit.

If we cannot enter into further agreements for roadside LED video panels and mega-size digital video billboards in other major cities in China, we may be unable to grow our revenue base and generate higher levels of revenue.

The Company continues geographic expansion in the media network market by entering into business cooperation agreements with local advertising companies to operate and manage our roadside LED video panels and mega-size digital video billboards in China. We have concluded several major agreements and are currently searching for more opportunities. However, many of the most desirable locations in the major cities have been occupied by our competitors. If we are unable to or need to pay extra considerations in order to enter into any new agreements, it may highly increase our costs of sales and may be unable to convince our advertisers to purchase more advertising time and generate our satisfactory profits.

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

The out-of-home advertising network that we are developing is a rather new concept in China. It is too early to conclude whether the public accept this advertising means or not. If the public is receptive toward our new media network, our advertisers will continue to purchase the advertising air-time from us. However, in case the public finds any element such as the audio or video features in our media network to be disruptive or intrusive, advertisers may withdraw their requests for purchasing time slots from us and to advertise on other networks. Such uncertainty could adversely affect our revenue.

We may be subject to government regulations in installing our out-of-home roadside LED video panels and mega-size digital video billboards advertising network.

The placement and installation of LED panels and billboards are subject to municipal zoning requirements and governmental approvals. We are required to obtain approvals for construction permits from the relevant supervisory departments of the PRC government for each installation of roadside LED video panel and mega-size digital video billboard. We cannot assure you that we can obtain all the relevant government approvals for all of our installations in China. If such approvals are delayed or are not granted, we will be unable to install LED panels or billboards on schedule, if at all, and we may incur additional installation costs or loss of advertising revenue.

If we are unable to adapt to changing advertising trends and the technology needs of advertisers and consumers, we will not be able to compete effectively and we will be unable to increase or maintain our revenues, which may affect our business prospects and revenues.

The market for out-of-home advertising requires us to research new advertising trends and the technology needs of advertisers and consumers, which may require us to develop new features and enhancements for our advertising network. The majority of our displays use medium-size roadside LED video panels and mega-size LED digital video billboards. We are currently researching ways that we may be able to utilize other technology such as cable or broadband networking, advanced audio technologies and high-definition panel technology. Development and acquisition costs may have to be incurred in order to keep pace with new technology needs but we may not have the financial resources necessary to fund and implement future technological innovations or to replace obsolete technology. Furthermore, we may fail to respond to these changing technology needs. For instance, if the use of wireless or broadband networking capabilities on our advertising network becomes a commercially viable alternative and meets all applicable PRC legal and regulatory requirements, and we fail to implement such changes on our out-of-home network and in-store network or fail to do so in a timely manner, our competitors or future entrants into the market who do take advantage of such initiatives could gain a competitive advantage over us. If we cannot succeed in developing and introducing new features on a timely and cost-effective basis, advertiser demand for our advertising networks may decrease and we may not be able to compete effectively or attract advertising clients, which would have an effect on our business prospects and revenues.

We may be subject to, and may expend significant resources in defending against, government actions and civil suits based on the content and services we provide through our digital out-of-home advertising networks.

PRC advertising laws and regulations require advertisers, advertising operators and advertising distributors, including businesses such as ours, to ensure that the content of the advertisements they prepare or distribute is fair and accurate and is in full compliance with applicable law. Violation of these laws or regulations may result in penalties, including fines, confiscation of advertising fees, orders to cease dissemination of the advertisements and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the PRC government may revoke a violator’s license for advertising business operations.

As an out-of-home advertising service provider, we are obligated under PRC laws, rules and regulations to monitor the advertising content aired on our network or stationary advertising platform for compliance with applicable laws. Although the advertisements shown on our network generally have previously been broadcast over public television networks and have been subjected to internal review and verification by these broadcasters, we are required to separately and independently review and verify these advertisements for content compliance before displaying these advertisements. In addition, for advertising content related to special types of products and services, such as alcohol, cosmetics, pharmaceuticals and medical procedures, we are required to confirm that the advertisers have obtained requisite government approvals including the advertisers’ operating qualifications, proof of quality inspection of the advertised products, government pre-approval of the contents of the advertisement and filing with the local authorities. We employ, qualified advertising inspectors who are trained to review advertising content for compliance with applicable PRC laws, rules and regulations. We endeavor to comply with such requirements, including by requesting relevant documents from the advertisers. Further, out-of-home advertisements must be registered with the local branch of the State Administration for Industry and Commerce, or SAIC, before dissemination, and advertising distributors are required to submit a registration application form and the content of the advertisement to the local SAIC and receive an advertising registration certificate from the local SAIC. Our reputation will be tarnished and our results of operations may be adversely affected if advertisements shown on our digital out-of-home advertising network are provided to us by our advertising clients in violation of relevant PRC content laws and regulations, or if the supporting documentation and government approvals provided to us by our advertising clients in connection with such advertising content are not complete, or if the advertisements are not content compliant.

Moreover, civil claims may be filed against us for fraud, defamation, subversion, negligence, copyright or trademark infringement or other violations due to the nature and content of the information displayed on our advertising network. If consumers find the content displayed on our advertising network to be offensive the authority parties may seek to hold us responsible for any consumer claims or may terminate their relationships with us.

In addition, if the security of our content management system is breached and unauthorized images, text or audio sounds are displayed on our advertising network, viewers or the PRC government may find these images, text or audio sounds to be offensive, which may subject us to civil liability or government censure despite our efforts to ensure the security of our content management system. Any such event may also damage our reputation. If our advertising viewers do not believe our content is reliable or accurate, our business model may become less appealing to viewers in China and our advertising clients may be less willing to place advertisements on our advertising network.

We may be subject to intellectual property infringement claims, which may force us to incur substantial legal expenses and could potentially result in judgments against us, which may materially disrupt our business.

We cannot be certain that our advertising content, entertainment content or other aspects of our media business do not or will not infringe upon patents, copyrights or other intellectual property rights held by third parties. Although we are not aware of any such claims, we may become subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternatives. In addition, we may incur substantial expenses in defending against these third party infringement claims, regardless of their merit. Successful infringement or licensing claims against us may result in substantial monetary liabilities, which may materially and adversely disrupt our business.

We may be, or may be joined as, a defendant in litigation brought against our clients or our local operating partners by third parties, governmental or regulatory authorities, consumers or competitors, which could result in judgments against us and materially disrupt our business.

From time to time, we may be, or may be joined as, a defendant in litigation brought against our clients or our local operating partners by third parties, governmental or regulatory authorities, consumers or competitors. These actions could involve claims alleging, among other things, that:

•	advertising claims made with respect to our client’s products or services are false, deceptive or misleading;

•
our clients’ products are defective or injurious and may be harmful to others; marketing, communications or advertising materials created for our clients infringe on the proprietary rights of third parties; or

•	our relationships with our local operating partners violate or interfere with the contractual relationships or rights of third parties;

The damages, costs, expenses and attorneys’ fees arising from any of these claims could have an adverse effect on our business, results of operations, financial condition and prospects. In any case, our reputation may be negatively affected by these allegations.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties and we make sales in China. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

RISKS RELATED TO OUR COMMON STOCK

Although publicly traded, the trading market in our common stock has been substantially less liquid than the average trading market for a stock quoted on the Over-the-Counter Bulletin Board and this low trading volume may adversely affect the price of our common stock.

Our common stock started trading on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol “NWCN.OB”.  The trading market in our common stock has been substantially less liquid than the average trading market for companies quoted on the New York Stock Exchange. Reported average daily trading volume in our common stock for the year ended December 31, 2008, was approximately 10,564 shares. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock at a price that is attractive to you.

The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when you want to sell your holdings.

The market price of our common stock is volatile, and this volatility may continue. For instance, between January 1, 2008 and December 31, 2008, the closing bid price of our common stock, as reported on the markets on which our securities have traded, ranged between $2.51 and $0.15. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

•	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	speculation about our business in the press or the investment community;

•	significant developments relating to our relationships with our customers or suppliers;

•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the advertising industry;

•	customer demand for our products;

•	investor perceptions of our industry in general and our company in particular;

•	the operating and stock performance of comparable companies;

•	general economic conditions and trends;

•	major catastrophic events;

•	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;

•	changes in accounting standards, policies, guidance, interpretation or principles; and

•	loss of external funding sources.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources. Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. For example, in October 2008, the securities markets in the United States, China and other jurisdictions experienced the largest decline in share prices since the “Black Monday” crash on October 19, 1987. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

A decline in the price of our shares of common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our shares of common stock could result in a reduction in the liquidity of our shares of common stock and a reduction in our ability to raise capital. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop our business and continue our current operations. If the stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations.

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

Our authorized preferred stock constitutes what is commonly referred to as “blank check” preferred stock. This type of preferred stock allows the board of directors to designate the preferred stock into a series, and determine separately for each series any one or more relative rights and preferences. The board of directors may issue shares of any series without further stockholder approval. Preferred stock authorized in series allows our board of directors to hinder or discourage an attempt to gain control by a merger, tender offer at a control premium price, or proxy contest. Consequently, the preferred stock could entrench our management. In addition, the market price of our common stock could be affected by the existence of the preferred stock.

We may be subject to penny stock regulations and restrictions which may limit a stockholder’s ability to buy and sell our stock on the secondary market.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of March 16, 2009, the closing bid and asked price for our common stock was $0.03 per share, which designates it as a “penny stock”. As a “penny stock”, our common stock may become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest. The penny stock rules could discourage investors from purchasing our common stock and thereby limit its marketability.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority, or FINRA, promulgates rules that require a broker-dealer, when providing investment recommendations, must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives. Under interpretations of these rules, FINRA believes that there is a high probability that low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend their customers buying our common stock, which may limit ability of our investors to buy and sell our stock and hence have an effect on the market for our shares.

Stockholders should have no expectation of any dividends.

The holders of our common stock are entitled to receive dividends, when, as and if declared by the board of directors out of funds of the Company legally available for the payment of dividends. To date, we have not declared nor paid any cash dividends. The board of directors does not intend to declare any dividends in the near future, but instead intends to retain all earnings, if any, to finance the development and expansion of our business and operations. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

Certain terms of the Company’s convertible promissory notes and Common Stock warrants could result in other security holders suffering potentially significant dilution.

Our convertible promissory notes and warrants, as well as the purchase agreement, contain various provisions that protect the interests of the holders of these securities in a manner that may be adverse to our Common Stock holders. Our 3% Convertible Promissory Notes bear interest at 3% per annum payable semi-annually in arrears and mature on June 30, 2011 and are convertible into shares of common stock at an initial conversion price of $1.65 per share, subject to customary anti-dilution adjustments. In addition, the conversion price will be adjusted downward on an annual basis if the Company should fail to meet certain annual earnings per share (“EPS”) targets described in the notes. In the event of a default, or if the Company’s actual EPS for any fiscal year is less than 80% of the respective EPS target, certain Investors may require the Company to redeem the 3% Convertible Promissory Notes at 100% of the principal amount plus any accrued, unpaid interest and an amount representing a 20% internal rate of return on the then outstanding principal amount. The Warrants grant the holders the right to acquire shares of common stock at $2.50 and $3.50 per share, subject to customary anti-dilution adjustments. The exercise price of the Warrants will also be adjusted downward whenever the conversion price of the 3% Convertible Promissory Notes is adjusted downward in accordance with the provisions of the notes.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We occupy 3,500 square feet of executive office space at 21/F., Chinachem Century Tower, 178 Gloucester Road, Wanchai, Hong Kong, for $8,974 per month, pursuant to a 3-year lease agreement commencing November 15, 2006 between the Company’s wholly owned subsidiary NCN Group Management Limited and Chinachem Agencies Limited.

We also maintain office space in Beijing and Shanghai for certain of our subsidiaries. Our Beijing office occupies 510 square meters of space at Room 11, Full Link Plaza No. 18, Chaoyangmenwai Ave, Beijing, China, for $8,324 per month, pursuant to a 2-year lease agreement commencing January 11, 2009 between the Company’s wholly owned subsidiary, Lianhe and Beijing Full Link Plaza Mansion Co., Ltd; and our Shanghai office occupies 363 square meters of space at Room 1318, Hitech Plaza, No.488 Wuning Road, Jingan District, Shanghai, China, for $5,302 per month, pursuant to a 2-year lease agreement commencing October 24, 2008 between the Company’s variable interest entity, Quo Advertising and Shanghai City Real Estate Co., Ltd.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3. LEGAL PROCEEDINGS

On March 20, 2008, the Company’s wholly-owned subsidiary, NCN Huamin, entered into a rental agreement with Beijing Chengtian Zhihong TV & Film Production Co., Ltd., or Chengtian, pursuant to which, certain office premises located in Beijing was leased from Chengtian to NCN Huamin for a term of three years, commencing April 1, 2008. On December 30, 2008, NCN Huamin issued a notice to Chengtian to terminate the rental agreement effective on December 31, 2008 as Chengtian had breached several provisions as stated in the rental agreement and refused to take any remedial actions. On January 14, 2009, NCN Huamin received a notice from Beijing Arbitration Commission that Chengtian as plaintiff had initiated a lawsuit against NCN Huamin seeking an aggregate of approximately $505,000 for unpaid rental-related expense plus accrued interest as well as compensation for unilateral termination of the rental contract. On February 25, 2009, NCN Huamin counter-claimed for breach of rental contract against Chengtian and asserted to claim an aggregate of approximately $155,000 from Chengtian for overpayment of rental expenses and compensation for Chengtian’s breach of contract. At present, the outcome of this lawsuit cannot be reasonably predicted. We do not believe that the outcome of this pending litigation will have a material impact on our financial statements, or our results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

Since August 1, 2006, our common stock has been listed on the Over-the-Counter Bulletin Board, or OTCBB, maintained by the Financial Industry Regulatory Authority, under the symbol “NWCN.OB”. Prior to that date, our common stock had been quoted on the OTCBB under the symbol “TTVL.OB”. On March 16, 2009, the last reported sales price of our common stock on the OTCBB was $0.03 per share. The CUSIP number is 64125G100.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Prices (1)
	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2008:
Fourth Quarter	$0.90	$0.15
Third Quarter	$2.00	$0.90
Second Quarter	$2.08	$1.50
First Quarter	$2.51	$1.85
FISCAL YEAR ENDED DECEMBER 31, 2007:
Fourth Quarter	$2.95	$1.80
Third Quarter	$2.80	$2.03
Second Quarter	$3.12	$2.50
First Quarter	$4.35	$2.50

(1) The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.bloomberg.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 25, 2009, the Company had approximately 140 stockholders of record and 71,641,608 shares of common stock were issued and outstanding. Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Holladay Stock Transfer is the registrar and transfer agent for our common stock. Their address is 2939 North 67th Place, Suite C, Scottsdale, Arizona 85251, USA and their telephone number and facsimile are (480) 481-3940 and (480) 481-3941, respectively.

Dividend Policy

The Company has not declared any dividends since incorporation and does not anticipate doing so in the foreseeable future. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business.

As we are a holding company, we rely on dividends paid to us by our subsidiaries in the PRC through our Hong Kong subsidiary, Cityhorizon Hong Kong. In accordance with its articles of association, each of our subsidiaries in the PRC is required to allocate to its enterprise development reserve at least 10% of its respective after-tax profits determined in accordance with the PRC accounting standards and regulations. Each of our subsidiaries in the PRC may stop allocations to its general reserve if such reserve has reached 50% of its registered capital. Allocations to the reserve can only be used for making up losses and other specified purposes and may not be paid to us in forms of loans, advances, or cash dividends. Dividends paid by our PRC subsidiaries to Cityhorizon Hong Kong, our Hong Kong subsidiary, will not be subject to Hong Kong capital gains or other income tax under current Hong Kong laws and regulations because they will not be deemed to be assessable income derived from or arising in Hong Kong.

Our board of directors has discretion on whether to pay dividends unless the distribution would render us unable to repay our debts as they become due. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant. For instance, the terms of the outstanding promissory notes issued to affiliated funds of Och-Ziff on January 31, 2008 contain restrictions on the payment of dividends. The dividend restrictions provide that we will not make any dividend distributions or redeem or repurchase more than a de minimis number of shares of our common stock without the prior written consent of the holders of these promissory notes, other than the repurchase of shares of common stock from departing officers and directors.

Performance Graph

The following performance graph* compares, for the five-year period ended December 31, 2008, the cumulative total stockholder return for the Company’s common stock quoted on the OTCBB, the Standard & Poor’s 500 Stock Index, or the S&P 500 Index, and the NASDAQ Stock Market (U.S. Companies) Index, or the NASDAQ Stock Market Index. The graph assumes that $100 was invested on December 31, 2003 in the common stock of the Company, the OTCBB, the NASDAQ Stock Market and the S&P 500 Index, assumes reinvestment of any dividends. Measurement points are the last trading day of each of the Company’s years ended December 31, 2004, 2005, 2006, 2007 and 2008. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

* This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise, subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended or the Exchange Act.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans”.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2008 we did not offer or sell any unregistered securities that were not previously disclosed in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fourth quarter of our fiscal year ended December 31, 2008.

ITEM 6.                  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to Financial Statements.

Consolidated Statements of Operations Data

	Year ended December 31
	2008	2007 (1)	2006	2005	2004
Revenues	4,622,270	1,442,552	-	-	-
Cost of revenues	17,374,713	2,795,188	-	-	-
Operating expenses	40,099,318	12,088,954	4,892,856	421,439	-
Other income	91,348	23,414	35,569	-	-
Interest expense	7,082,378	329,194	358	-	-
Discontinued operations	42,640	(953,905)	395,923	(1,670,016)	(4,516,397)
Net loss	(59,484,833)	(14,646,619)	(4,468,706)	(2,051,455)	(4,516,397)
Net loss per common share – basic and diluted	(0.83)	(0.21)	(0.09)	(0.09)	(0.22)

Consolidated Balance Sheets Data

	Year ended December 31
	2008	2007 (1)	2006	2005	2004
Cash	7,717,131	2,233,528	2,898,523	85,919	66,742
Prepayments for advertising operating rights, net	418,112	13,636,178	-	-	-
Total assets	13,072,666	27,107,343	10,527,134	3,289,603	3,922,590
Convertible promissory notes	30,848,024	12,626,292	-	-	-
Total liabilities	36,428,883	16,120,533	1,011,780	1,301,123	3,865,336
Stockholders’ (deficit) equity	(23,356,217)	10,638,936	9,425,252	1,988,796	57,254

(1)   Restated to correct the accounting errors arising from our misapplication of accounting policies to the discount associated with the beneficial conversion feature attributed to the issuance of the 3% convertible promissory notes in 2007 and 2008. Please refer to Note 3 to the consolidated financial statements for details.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this Report. In addition to historical information, the following discussion contains certain forward-looking information. See “Forward Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP. References in this Report to a particular “fiscal” year are to our fiscal year ended on December 31, 2008.

Overview

Our mission is to become a nationwide leader in providing out-of-home advertising in China, primarily serving the needs of branded corporate customers. We seek to acquire rights to install and operate roadside advertising panels and mega-size advertising panels in the major cities in China. In most cases, we will be responsible for installing advertising panels, although in some cases, advertising panels might have already been installed and we will be responsible for operating and maintaining the panels. Once the advertising panels are put into operation, we sell advertising airtime to our customers directly. Since late 2006, we have been operating a growing advertising network of roadside LED digital video panels, mega-size LED digital video billboards and light boxes in major Chinese cities. LED (known as “Light Emitting Diode”) technology has evolved to become a new and popular form of advertising in China, capable of delivering crisp, super-bright images both indoors and outdoors.

Our total advertising revenues were $4,622,270, $1,442,552 and $nil for the years ended December 31, 2008, 2007 and 2006, respectively. Our net loss was $59,484,833, $14,646,619, $4,468,706 for the years ended December 31, 2008, 2007 and 2006, respectively. The following are the major factors that adversely affect our results of operations during the year ended December 31, 2008:

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

•
Various administrative delays and restrictions of the Beijing Olympic Committee limiting advertisements during the Olympic period in Olympic-related panels to official Olympic sponsors only and non-Olympic sponsors with which the Company had negotiated were forced to pull out; and

•
Slowing demand due to the worldwide financial crisis and deteriorating economic conditions in China, leading many customers to cut their advertising budget. The impact of the reduction in the pace of advertising spending is expected to be more significant on our new digital form of media than traditional advertising platforms.

Due to the unexpected unfavorable market conditions described above, our revenues and cash inflows were less than we expected. To address this issue, in the latter half of 2008, the Company has undergone drastic cost-cutting exercises including reduction of the Company’s workforce, rentals, as well as selling and marketing expenses and other general and administrative expenses. The commercial viability of each of the Company’s concession rights was re-assessed. Some commercially non-viable concession right contracts were terminated accordingly and management has successfully negotiated with certain authority parties of concession rights to reduce advertising operating right fees. We will continue to strictly control our operating costs in 2009. More resources will be allocated to those commercially viable projects and we will continue to explore prominent advertising related projects.

Recent Developments

Disposal of Non-Media Business Division

In 2008, the Board of Directors of the Company resolved that it was in the best interests of the Company to focus on developing its media business and to explore ways of divesting its travel business. The Company entered into stock purchase agreements to dispose of its entire non-media business division.

On September 1, 2008, the Company completed the sale of all its interests in NCN Management Services to Zhanpeng Wang, or Wang, an individual for a consideration of HK$1,350,000, or approximately $173,000, in cash. Wang acquired NCN Management Services along with its subsidiaries, which include 100% interest in NCN Hotels Investment Limited, 100% interest in NCN Pacific Hotels Limited and a 55% interest (through trust) in Tianma. The Company reported a gain on the sale, net of income taxes and minority interests of $61,570.

On September 30, 2008, the Company completed the sale of its 99.9% interest in NCN Landmark to Ngar Yee Tsang, or Tsang, an individual, for a cash consideration of $20,000. Tsang acquired NCN Landmark along with its subsidiary, 100% interest in Beijing NCN Landmark Hotel Management Limited, a PRC corporation. The Company reported a gain on the sale, net of income taxes and minority interests of $4,515.

The Company treated the sales of NCN Management Services along with its subsidiaries and variable interest entity and NCN Landmark along with its subsidiary as a discontinuation of operations. Accordingly, revenues, costs and expenses of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes and minority interest, as “Income (Loss) from Discontinued Operations, Net of Income Taxes and Minority Interests”.

3% Convertible Promissory Notes and Warrants

On November 19, 2007, the Company and Quo Advertising, entered into a 3% note and warrant purchase agreement with affiliated investment funds of Och-Ziff Capital Management Group, or the Och-Ziff Investors, pursuant to which the we agreed to issue 3% Senior Secured Convertible Notes due June 30, 2011 in the aggregate principal amount of up to $50,000,000 and warrants to acquire an aggregate amount of 34,285,715 shares of our common stock. The notes and warrants were issued in three tranches: (1) on November 19, 2007, notes in the aggregate principal amount of $6,000,000, warrants exercisable for 2,400,000 shares at $2.50 per share and warrants exercisable for 1,714,285 shares at $3.50 per share were issued; (2) on November 28, 2007, notes in the aggregate principal amount of $9,000,000, warrants exercisable for 3,600,000 shares at $2.50 per share and warrants exercisable for 2,571,430 shares at $3.50 per share were issued; and  (3) on January 31, 2008, notes in the aggregate principal amount of $35,000,000, warrants exercisable for 14,000,000 shares at $2.50 per share and warrants exercisable for 10,000,000 shares at $3.50 per share were issued. The notes bore interest at 3% per annum payable semi-annually in arrears and were convertible into shares of common stock at an initial conversion price of $1.65 per share, subject to customary anti-dilution adjustments. In addition, the conversion price was subject to downward adjustment on an annual basis if we failed to meet certain annual EPS targets described in the purchase agreement. The EPS targets for fiscal 2008, 2009 and 2010 are $0.081, $0.453, and $0.699 respectively. The warrants were to expire on June 30, 2011 and granted the holders the right to acquire shares of common stock at $2.50 and $3.50 per share, subject to customary anti-dilution adjustments. The exercise price of the warrants was also subject to a downward adjustment whenever the conversion price of the notes was adjusted downward. In connection with our issuance of the 3% Senior Secured Convertible Notes, we also entered into a registration rights agreement with the Och-Ziff Investors, pursuant to which, as amended, we agreed to file at their request, a registration statement registering for resale any shares issued to the Och-Ziff Investors upon conversion of the notes or exercise of the warrants.

On January 31, 2008, we issued $35,000,000 in additional notes and amended and restated the terms of the $15,000,000 in notes issued in the second tranche. Concurrent with the issuance of the third tranche, we loaned substantially all the proceeds from the notes to our BVI subsidiary, the NCN Group, which was evidenced by an intercompany note issued by NCN Group in favor of the Company, or the NCN Group Note. At the same time we also entered into a security agreement, pursuant to which we granted to the collateral agent for the benefit of the convertible note holders, a first-priority security interest in certain of our assets, including the NCN Group Note and 66% of the shares of the NCN Group. In addition, the NCN Group and certain of our indirect subsidiaries each granted us a security interest in certain of their assets to, among other things, secure the NCN Group Note and certain related obligations.

As of December 31, 2008, the Company failed to meet EPS target for fiscal 2008. The Och-Ziff Investors agreed the conversion price of the 3% Convertible Promissory Notes remained unchanged at $1.65 and have not proposed any adjustment to the conversion price as of December 31, 2008. None of the conversion options and warrants associated with the above convertible promissory notes has been exercised.

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

Results of Operations

Results of operations for the year ended December 31, 2008 as compared to the year ended December 31, 2007 (restated).

Net Revenues. Our revenues primarily consists of (1) LED panels and billboards advertising income, we recognize revenue in the period when advertisements are either aired or published and (2) advertising design, productions, public relations and event management services income. We recognize revenues when the services are performed. In 2008 our revenues were derived from the sale of advertising services. Revenues from advertising services for the year ended December 31, 2008 were $4,622,270, as compared to $1,442,552 for the year ended December 31, 2007, an increase of 220%. The significant increase was attributable to the Company beginning to generate LED panels and billboards advertising revenue in late 2007.

Cost of Revenues. Cost of revenues primarily consists of fees to obtain rights to operate advertising panels, advertising agency service fees, media display equipment depreciation expenses and other miscellaneous expenses. Cost of advertising services for the year ended December 31, 2008 was $17,374,713, an increase of 522% compared to $2,795,188 for year ended December 31, 2007. The significant increase was attributable to an increase in both amortization of advertising rights which were acquired in late 2007 and early 2008 and depreciation of media display equipment which were placed into operation in early 2008.

Gross Loss. Our gross loss for the year ended December 31, 2008 was $12,752,443 as compared to gross loss of $1,352,636 for the same period in 2007. The increase in gross loss was primarily driven by a significant increase in our cost of revenues as most of our media projects were placed into operation in late 2007 and early 2008. As our advertising revenue in 2008 was adversely affected by unexpected unfavorable market condition, increase in revenue was not in line with increase in cost of revenues. Accordingly, a significant increase in gross loss was recorded.

Selling and Marketing Expenses. Selling and marketing expenses primarily consists of advertising and other marketing related expenses, compensation and related expenses for personnel engaged in sales and sales support functions. Selling and marketing expenses for the year ended December 31, 2008 increased by 493% to $2,996,142 compared to $504,758 for the year ended December 31, 2007, primarily due to an increase in advertising services provided by the Company.

General and Administrative Expenses. General and administrative expenses primarily consists of compensation related expenses (including salaries paid to executive and employees, stock-based compensation expense for stock granted to directors, executive officers and employees for services rendered calculated in accordance with SFAS 123R, employee bonuses and other staff welfare and benefits), rental expenses, amortization expenses of intangible rights, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses. General and administrative expenses for the year ended December 31, 2008 increased by 2% to $11,254,933 compared to $11,067,777 for the year ended December 31, 2007. The increase was driven by the increase in amortization charges of intangible assets as a result of the addition of identifiable intangible assets arising from the consolidation of Botong and Lianhe in January 2008 and the increase in staff costs, office rental expense and other miscellaneous administrative expense as a result of the Company’s continuous expansion in fiscal 2008, while offset by the decrease in the stock-based compensation expense. The decrease in the stock-based compensation was mainly due to less stock having been granted for services rendered during the year ended December 31, 2008.

Allowance for Doubtful Debts. Allowance for doubtful debts for the year ended December 31, 2008 increased by 100% to $7,739,043 compared to $nil for the year ended December 31, 2007. The increase was mainly due to the occurrence of a one-time allowance for doubtful debt of $7,140,983 for prepaid expenses and other current assets for the year ended December 31, 2008. Such prepaid expenses and other current assets mainly represented the balance of payment from our customers being withheld by the authority party of certain media project and our initial deposits placed for soliciting other potential media projects which were abandoned by our management in late fiscal 2008.

Non-cash Impairment Charges. Non-cash impairment charges increased by 3,407% to $18,109,200 for the year ended December 31, 2008 as compared to $516,419 for the year ended December 31, 2007. As the Company recorded a continuous net loss in fiscal 2008, it performed an impairment review on its prepayments for advertising operating rights, media display equipment and intangible assets during the latter half of fiscal 2008. Accordingly, a non-cash impairment loss of $$7,979,808, $2,977,915 and $7,151,477 was recorded for prepayments for advertising operating rights, media display equipment and intangible assets respectively. For the year ended December 31, 2007, a non-cash impairment loss of $516,419 was recorded for intangible assets only. Such intangible assets were related to non-LED business on which we recorded a continuous operating loss in 2007.

Interest Expenses. Interest expense for the year ended December 31, 2008 increased by 2,051% to $7,082,378 compared to $329,194 for the year ended December 31, 2007. The significant increase was primarily due to the issuance of convertible promissory notes in late 2007 and early 2008. Of the $7,082,378 recorded in the year ended December 31, 2008, $5,589,920 was attributed to amortization of deferred charges and debt discount associated with these convertible promissory notes and $1,492,458 was attributed to their respective interest expense.

Income Taxes. The Company derives all of its income in the PRC and is subject to income tax in the PRC. Income tax incurred for the year ended December 31, 2008 was $nil as compared to $7,668 for the year ended December 31, 2007. No income tax was recorded in 2008 as the Company and all of its subsidiaries operated at a loss in fiscal 2008.

Net loss from Continuing Operations. The Company incurred a net loss from continuing operations of $59,527,473 for the year ended December 31, 2008, an increase of 335% compared to a net loss of $13,692,714 for the year ended December 31, 2007. The increase in net loss was driven by several factors: (1) increase in cost of advertising services related to our media business as mention above, (2) increase in non-cash impairment charges recorded for prepayments for advertising operating rights, media display equipments and intangible assets, (3) increase in amortization of deferred charges and debt discount associated with the issuance of convertible promissory notes in late 2007 and early 2008, (4) increase in amortization charges of intangible assets as a result of the addition of identifiable intangible assets arising from the consolidation of Botong and Lianhe in January 2008 (5) occurrence of a one-time allowance for doubtful debt of $7,140,983 for prepaid expenses and other current assets as mentioned above and (6) increase in professional fees, payroll and other administrative expenses as a result of our rapid expansion.

Results of operations for the year ended December 31, 2007 (restated) as compared to the year ended December 31, 2006.

Net Revenues. Revenues from advertising services for the year ended December 31, 2007 were $1,442,552, as compared to $nil revenues derived from sale of advertising services during 2006, an increase $1,442,552, or 100%. Advertising services revenue increased by 100% for the year ended December 31, 2007, primarily as a result of the acquisition of Quo Advertising and Xuancaiyi in January 2007 and September 2007, respectively.

Cost of Revenues. Cost of advertising services increased by 100% to $2,795,188 for the year ended December 31, 2007 due to the acquisition of Quo Advertising and Xuancaiyi in 2007.

Gross Loss. Our gross loss for the year ended December 31, 2007 was $1,352,636 as compared to gross loss of $nil for the year ended December 31, 2006. The increase in gross loss was due to our media operation started in 2007 and was at early stage at that time.

Selling and Marketing Expenses. Selling and marketing expenses increased by 100% to $504,758 for the year ended December 31, 2007 due to the acquisition of Quo Advertising and Xuancaiyi in 2007.

            General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2007 increased by 137% to $11,067,777 compared to $4,662,714 for the year ended December 31, 2006. The increase was driven by (1) an increase in stock-based compensation expense for services rendered by legal counsel and consultants in accordance to SFAS 123R; (2) an increase in amortization expense of $212,816 as a result of the acquisition of intangible rights in 2007; (3) increase in payroll which was primarily due to an increase in the number of employees and more stocks were granted to directors, executives and employees for their services rendered; and (4) increase in professional fees, office rental expense and other miscellaneous administrative expenses as a result of the Company’s expansion.

Allowance for Doubtful Debts. Allowance for doubtful debts for the year ended December 31, 2007 decreased by 100% to $nil compared to $15,542 for the year ended December 31, 2006. No significant variance was noted.

Non-cash Impairment Charges. Non-cash impairment charges increased by 141% to $516,419 for the year ended December 31, 2007, as compared to $214,600 for the year ended December 31, 2006. As we recorded a continuous operating loss on non-LED business in fiscal 2007, we provided an impairment loss on the relevant intangible assets. In 2006, non-cash impairment charges was mainly provide for the intangible right of our former 99.9% owned subsidiary, NCN Landmark, which was principally engaged in hotel business

Interest Expense. Interest expense for the year ended December 31, 2007 increased by 91,854% to $329,194 compared to $358 for the year ended December 31, 2006. The increase was primarily due to the issuance of convertible promissory notes in late 2007. Of the $329,194 recorded in the year ended December 31, 2007, $206,391 was attributed to amortization of deferred charges and debt discount associated with such convertible promissory notes and $122,803 was attributed to their respective interest expense. The amount of interest expense for the year ended December 31, 2006 represented interest expense associated with capital lease obligations which were fully repaid in fiscal 2007.

Income Taxes. Income tax for the year ended December 31, 2007 was $7,668 as compared to $6,984 for the year ended December 31, 2006. Minimum income tax was recorded as the Company and its subsidiaries operated at a loss in both fiscal 2007 and fiscal 2006.

Net Loss From Continuing Operations. The Company incurred a net loss from continuing operations of $13,692,714 for the year ended December 31, 2007, an increase of 181% compared to a net loss of $4,864,629 for the year ended December 31, 2006. Generally, the significant increase in the loss from continuing operations was driven by several major factors: (1) increase in the amortization of deferred charges and a debt discount associated with the issuance of convertible promissory notes, (2) increase in stock-based compensation for services rendered by consultants, legal counsels, directors, executives and employees, (3) increase in non-cash impairment charges of intangible rights, (4) a loss of $1,352,636 related to our media business in 2007 and (5) increase in professionals fees, payroll and other selling, general and administrative expenses recorded by the Company as a result of our expansion.

Results of Discontinued Operations

In Fiscal 2008

The Company disposed of its entire travel network business during the year ended December 31, 2008, pursuant to stock purchase agreements with various purchasers as follows:

•
On September 1, 2008, the Company completed the sale of all its interests in NCN Management Services to Zhanpeng Wang, or Wang, an individual for a consideration of HK$1,350,000, or approximately $173,000, in cash. Wang acquired NCN Management Services along with its subsidiaries, which include 100% interest in NCN Hotels Investment Limited, 100% interest in NCN Pacific Hotels Limited and a 55% interest (through trust) in Tianma. The Company reported a gain on the sale, net of income taxes and minority interests of $61,570.

•
On September 30, 2008, the Company completed the sale of its 99.9% interest in NCN Landmark to Ngar Yee Tsang, or Tsang, an individual, for a cash consideration of $20,000. Tsang acquired NCN Landmark along with its subsidiary, 100% interest in Beijing NCN Landmark Hotel Management Limited, a PRC corporation. The Company reported a gain on the sale, net of income taxes and minority interests of $4,515.

The Company treated the sales of NCN Management Services along with its subsidiaries and variable interest entity and NCN Landmark along with its subsidiary as a discontinuation of operations. Accordingly, revenues, costs and expenses of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes and minority interest, as “Income (Loss) from Discontinued Operations, Net of Income Taxes and Minority Interests”.

In Fiscal 2007

No material disposal transaction happened.

In Fiscal 2006

1.       Sale of Yide

On April 29, 2006, the Company completed the sale of all of its equity interest in a PRC real estate joint venture, namely Tianjin Teda Yide Industrial Company Limited (“Yide”, formerly Tianjin Yide Real Estate Company Limited) pursuant to a Purchase and Sale of Stock Agreement (the “Agreement”) entered with Far Coast Asia Limited (“Far Coast”) for a cash consideration of $3,000,000. Far Coast and its affiliated entities have no prior relationship to the Company and its affiliated entities.

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

On April 29, 2006, the Company completed the sale of all of its equity interest in Yide and recorded a gain from disposal of an affiliate of $579,870 in 2006 accordingly.

2.       Disposal of Teda BJ

With equity holding of 100%, Teda (Beijing) Hotels Management Limited (“Teda BJ”) has been accounted for as a wholly owned subsidiary. In later half of 2006, because of a change in business direction, the Company determined to dispose of Teda BJ and began winding down its operations. No further transaction associated with Teda BJ was recorded during the years ended December 31, 2007 and 2008 and the process of winding down Teda BJ was not completed as of December 31, 2008.

The Company has treated the disposal of Teda BJ as discontinued operations since 2006. Accordingly, the Company recorded current liabilities from discontinued operations of $3,655 included in the consolidated balance sheets. Revenues, costs and expenses of the Teda BJ have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes and minority interests, as “Income (Loss) from Discontinued Operations, Net of Income Taxes and Minority Interests”. For the years ended December 31, 2008, 2007 and 2006, the respective net operating loss was $nil, $nil and $53,574 respectively.

Summary Operating Results of the Discontinued Operations

Summary operating results for the discontinued operations for the years ended 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Revenues	$24,528,096	$26,140,355	$4,442,602
Cost of revenues	(24,172,537)	(25,830,401)	(4,231,952)
Gross profit	355,559	309,954	210,650
Other operating expenses	(477,481)	(460,362)	(390,782)
Non-cash impairment charges	-	(815,902)	-
Other income	98,838	9,210	23,257
Interest income	2,040	3,471	2,903
Interest expense	-	-	(1,058)
Minority interest	(2,401)	(276)	(28,917)
Loss from discontinued operations, net of income taxes and minority interests	$(23,445)	$(953,905)	$(183,947)
Gain from disposal of discontinued operations	66,085	-	-
Gain from disposal of an affiliate	-	-	579,870
Net income (loss) from discontinued operations	$42,640	$(953,905)	$395,923

Liquidity and Capital Resources

Cash Flows

As of December 31, 2008, current assets were $8,982,777, current liabilities were $5,580,859 and we had net working capital of $3,401,918. Cash as of December 31, 2008 was $7,717,131 compared to $2,233,528 as of December 31, 2007, an increase of $5,483,603. The increase was attributable to the issuance of convertible promissory notes in late 2007 and early 2008. As of December 31, 2007, current assets were $20,064,547, current liabilities were $8,235,037 and we had net working capital of $11,829,510. Cash as of December 31, 2007 was $2,233,528 compared to $2,898,523 as of December 31, 2006, a decrease of $664,995.

The following table sets forth a summary of our cash flows for the periods indicated:
	December 31,
	2008	2007	2006
Net cash used in operating activities	$(17,944,568)	$(21,320,216)	$(2,318,366)
Net cash used in investing activities	(6,689,257)	(523,319)	(3,898,847)
Net cash provided by financing activities	28,900,000	21,119,380	9,026,337
Net increase (decrease) in cash and cash equivalents	$5,483,603	$(664,995)	$(2,812,604)
Cash and cash equivalents at the beginning of year	2,233,528	2,898,523	$85,919
Cash and cash equivalents at the end of year	$7,717,131	$2,233,528	$$2,898,523

Operating Activities

Net cash utilized by operating activities for the year ended December 31, 2008 was $17,944,568, as compared with $21,320,216 for the year ended December 31, 2007, a decrease of $3,375,648. The decrease in net cash used in operating activities was mainly attributable to a decrease in the payments for acquiring advertising operating right in fiscal 2008.

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

As previously discussed, the Company disposed of its entire travel network during the third quarter of 2008 in order to focus on its media business. The Company believed that the impact of the absence of cash flows related to the discontinued operation of our travel network was immaterial to the Company’s future liquidity and capital resources.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2008 was $6,689,257, compared with net cash used in investing activities of $523,319 for the year ended December 31, 2007, an increase of $6,165,938 . For the year ended December 31, 2008, the investing activities consisted primarily of the purchase of equipment related to our media business and costs associated with the acquisition of Cityhorizon BVI. Net cash used in investing activities in the year ended December 31, 2008 was also increased by the sale of the entire travel network in September, 2008, resulting a cash outflow of $472,827 which represents the proceeds of disposals, net of cash disposed of.

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

Financing Activities

Net cash provided by financing activities was $28,900,000 for the year ended December 31, 2008, compared with net cash provided by financing activities of $21,119,380 for the year ended December 31, 2007, an increase of $7,780,620. The increase was primarily attributable to the issuance of $35,000,000 in 3% Convertible Promissory Notes, offset by $5,000,000 paid to redeem outstanding 12% convertible promissory note due May 2008. For the year ended December 31, 2007, the financing activities were attributable to a private placement that raised proceeds of $1,500,000 and the issuance of Convertible Promissory Notes in fiscal 2007, which included $5,000,000 in 12% convertible promissory notes and $15,000,000 in 3% convertible promissory notes.

Net cash provided by financing activities was $21,119,380 in fiscal 2007 compared to $9,026,337 in fiscal 2006, an increase of $12,093,043. The increase was primarily attributable to the issuance of convertible promissory notes in fiscal 2007 as discussed in the above. Net cash provided by financing activities for the year ended December 31, 2006 mainly represented proceeds of $9,658,045 raised from private placement.

Redemption of Wei An Note

On November 12, 2007, the Company entered into a 12% Note and Warrant Purchase Agreement with Wei An Developments Limited, or Wei An, with respect to the purchase by Wei An a convertible promissory note in the principal account of $5,000,000 at interest rate of 12% per annum. The note was convertible into the Company’s common stock at the conversion price of $2.40 per share. Pursuant to the agreement, the Company was subject to a commitment fee of 2% of the principal amount of the note. The term of the note was six months and the Company had the option to extend the note by an additional six-month period at an interest rate of 14% per annum, subject to an additional commitment fee of 2% of the principal amount of the note. However, the Company had the right to prepay all or any portion of the amounts due under the note at any time without penalty or premium. In addition, the Company issued warrants to purchase up to 250,000 shares of the Company’s common stock at the exercise price of $2.30 per share, which were exercisable for a period of two years.

On February 13, 2008, the Company fully redeemed 12% Convertible Promissory Note due May 2008 at a redemption price equal to 100% of the principal amount of $5,000,000 plus accrued and unpaid interest. No penalty or premium was charged for such early redemption. The Company recognized the unamortized portion of the associated deferred charges and debt discount as expenses included in amortization of deferred charges and debt discount on the consolidated statements of operation during the period of extinguishment. As of December 31, 2008, none of the warrants associated with the above convertible promissory notes was exercised.

3% Convertible Promissory Notes and Warrants

On November 19, 2007, the Company and Quo Advertising, entered into a 3% note and warrant purchase agreement with affiliated investment funds of Och-Ziff Capital Management Group, or the Och-Ziff Investors, pursuant to which the we agreed to issue 3% Senior Secured Convertible Notes due June 30, 2011 in the aggregate principal amount of up to $50,000,000 and warrants to acquire an aggregate amount of 34,285,715 shares of our common stock. The notes and warrants were issued in three tranches: (1) on November 19, 2007, notes in the aggregate principal amount of $6,000,000, warrants exercisable for 2,400,000 shares at $2.50 per share and warrants exercisable for 1,714,285 shares at $3.50 per share were issued; (2) on November 28, 2007, notes in the aggregate principal amount of $9,000,000, warrants exercisable for 3,600,000 shares at $2.50 per share and warrants exercisable for 2,571,430 shares at $3.50 per share were issued; and  (3) on January 31, 2008, notes in the aggregate principal amount of $35,000,000, warrants exercisable for 14,000,000 shares at $2.50 per share and warrants exercisable for 10,000,000 shares at $3.50 per share were issued. The notes bore interest at 3% per annum payable semi-annually in arrears and were convertible into shares of common stock at an initial conversion price of $1.65 per share, subject to customary anti-dilution adjustments. In addition, the conversion price was subject to downward adjustment on an annual basis if we failed to meet certain annual earnings per share (“EPS”) targets described in the purchase agreement. The EPS targets for fiscal 2008, 2009 and 2010 are $0.081, $0.453, and $0.699 respectively. The warrants were to expire on June 30, 2011 and granted the holders the right to acquire shares of common stock at $2.50 and $3.50 per share, subject to customary anti-dilution adjustments. The exercise price of the warrants was also subject to a downward adjustment whenever the conversion price of the notes was adjusted downward. In connection with our issuance of the 3% Senior Secured Convertible Notes, we also entered into a registration rights agreement with the Och-Ziff Investors, pursuant to which, as amended, we agreed to file at their request, a registration statement registering for resale any shares issued to the Och-Ziff Investors upon conversion of the notes or exercise of the warrants.

On January 31, 2008, we issued $35,000,000 in additional notes and amended and restated the terms of the $15,000,000 in notes issued in the second tranche. Concurrent with the issuance of the third tranche, we loaned substantially all the proceeds from the notes to our BVI subsidiary, the NCN Group, which was evidenced by an intercompany note issued by NCN Group in favor of the Company, or the NCN Group Note. At the same time we also entered into a security agreement, pursuant to which we granted to the collateral agent for the benefit of the convertible note holders, a first-priority security interest in certain of our assets, including the NCN Group Note and 66% of the shares of the NCN Group. In addition, the NCN Group and certain of our indirect subsidiaries each granted us a security interest in certain of their assets to, among other things, secure the NCN Group Note and certain related obligations.

As of December 31, 2008, the Company failed to meet EPS target for fiscal 2008. The Och-Ziff Investors agreed the conversion price of the 3% Convertible Promissory Notes remained unchanged at $1.65 and have not proposed any adjustment to the conversion price as of December 31, 2008. None of the conversion options and warrants associated with the above convertible promissory notes has been exercised.

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

To address our cash constraints, the Board of Directors has directed management to undergo drastic cost-cutting exercises including reduction of the Company’s workforce, rentals, as well as selling and marketing expenses and other general and administrative expenses. Commencing in October, salary increases to the four executive directors during 2008 would be accrued but payments will be withheld. In addition, contractual share grants for 2008 to the top executives will be withheld until further notice. The commercial viability of each of the Company’s concession rights was actively re-assessed by management. Some commercially non-viable concession right contracts were terminated accordingly and management has successfully negotiated with certain authority parties of concession rights to reduce right fees. In the coming 2009, we will continue to strictly control our operating costs. More resources will be allocated to those commercially viable projects and we will continue to explore prominent advertising related projects.

Advertising Operating Rights Fee

Advertising operating rights fee is the major cost of our advertising revenue. To maintain the advertising operating rights, the Company has to pay the advertising operating rights fee according to payment terms set forth in the contracts entered into with various contracting parties. These contracting parties generally require the Company to prepay advertising operating rights fee for a period of time. The details of our advertising operating rights fee were as follows:

For the year ended December 31,	2008	2007
Payment for prepayments for advertising operating rights	$7,405,975	$14,627,129
Settlement for accrued advertising operating rights	49,385	-
Total payment	$7,455,360	$14,627,129

Amortization of prepayments for advertising operating rights	$15,167,456	$990,951
Accrued advertising operating rights fee recognized	733,000	49,385
Total advertising operating rights fee recognized	$15,900,456	$1,040,336

As of December 31,
Prepayments for advertising operating rights, net	$418,112	$13,636,178
Accrued advertising operating rights fee	$733,000	$49,385

For future advertising operating rights commitment under non-cancellable advertising operating right contracts, please refer to the table under the following Section – Contractual Obligations and Commitment.

We financed the above payment through the issuance of convertible promissory notes in the principal amount of $50 million. As the Company currently generates limited revenue from our media operation, in addition to the proceeds from the issuance of convertible promissory notes, we intend to continue to raise funds through sales of our equity and debt securities to satisfy future payment requirements. There can be no assurance that we will be able to enter into such agreements.

In the event that advertising operating rights fee cannot be paid according to the payment terms set forth in the contracts entered into with authority parties, we may not be able to continue to operate our advertising panels and our ability to generate revenue will be adversely affected. As such, failure to raise additional funds would have significant negative impact on our financial condition.

Capital Expenditures

We continue to seek opportunities to enter new markets, increase market share or broaden service offerings through acquisitions. During the year ended December 31, 2008, we acquired assets of $3,518,408 which were financed through proceeds from the issuance of convertible promissory notes.

During the years ended December 31, 2007 and 2006, we acquired assets of $207,371 and $90,888 respectively, financed through working capital.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of December 31, 2008:

	Payments due by period
	Total	Due in 2009	Due in 2010 - 2011	Due in 2012-2013	Thereafter
Long Term Debt Obligations (a)	$50,000,000	$-	$50,000,000	$-	$-
Operating Lease Obligations (b)	513,936	309,931	204,005	-	-
Annual Advertising Operating Rights Fee obligations (c)	9,141,371	3,874,952	2,718,753	1,352,932	1,194,734
Purchase Obligations (d)	$18,000	$18,000	$-	$-	$-

a)           Long Term Debt Obligations: We issued an aggregate of $50,000,000 in 3% Convertible Promissory Notes in late 2007 and early 2008 to our investors. Such 3% Convertible Promissory Notes mature on June 30, 2011. For details, please refer to the notes to financial statements.

b)           Operating Lease Obligations: We have entered into various non-cancelable operating lease agreements for our offices and staff quarter. Such operating leases do not contain significant restrictive provisions.

c)           Annual Advertising Operating Rights Fee Obligations: Since November 2006, the Company, through its subsidiaries, NCN Media Services Limited, Quo Advertising, Xuancaiyi, Bona and Botong, has acquired rights from third parties to operate roadside advertising panels and mega-size advertising panels whose lease terms expiring between 2009 and 2024.

d)           Purchase Obligations: We are obligated to make payments under non-cancellable contractual arrangements with our vendors, principally for constructing our advertising panels.

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

Principles of Consolidation – The consolidated financial statements include the financial statements of Network CN Inc., its subsidiaries and variable interest entities. Variable interest entities are those entities in which the Company, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the Company is the primary beneficiary of these entities. In accordance with Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R"), the primary beneficiary is required to consolidate the variable interest entities for financial reporting purposes. All significant intercompany transactions and balances have been eliminated upon consolidation.

Prepayments for Advertising Operating Rights, Net – Prepayments for advertising operating rights are measured at cost less accumulated amortization and impairment losses. Cost includes prepaid expenses directly attributable to the acquisition of advertising operating rights. Such prepaid expenses are in general charged to the consolidated statements of operations on a straight-line basis over the operating period. All the costs expected to be amortized after 12 months of the balance sheet date are classified as non-current assets.

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

Equipment, Net – Equipment is stated at cost less accumulated depreciation and impairment losses. Depreciation is provided using the straight-line method over the estimated useful life as follows:

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

Intangible Assets, Net – Intangible assets are stated at cost less accumulated amortization and impairment loss. Intangible assets that have indefinite useful lives are not amortized. Other intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives of 16 months to 20 years. The amortization methods and estimated useful lives of intangible assets are reviewed regularly.

Impairment of Long-Lived Assets – Long-lived assets, including intangible assets with definite lives, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. An intangible asset that is not subject to amortization is reviewed for impairment annually or more frequently whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset and intangible asset exceeds the sum of the undiscounted cash flows expected to be generated from the asset’s use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset calculated using a discounted cash flow analysis.

Convertible Promissory Notes and Warrants –During 2007 and 2008, the Company issued 12% convertible promissory note and warrants and 3% convertible promissory notes and warrants. As of balance sheet dates, the warrants and embedded conversion feature were classified as equity under Emerging Issues Task Force (“EITF”) Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock ” and met the other criteria in paragraph 11(a) of Statement of Financial Accounting Standards (“SFAS”) No.133 “ Accounting for Derivative Instruments and Hedging Activities ”. Such classification will be reassessed at each balance sheet date. The Company allocated the proceeds of the convertible promissory notes between convertible promissory notes and the financial instruments related to warrants associated with convertible promissory notes based on their relative fair values at the commitment date. The fair value of the financial instruments related to warrants associated with convertible promissory notes was determined utilizing the Black-Scholes option pricing model and the respective allocated proceeds to the warrants is recorded in additional paid-in capital. The embedded beneficial conversion feature associated with convertible promissory notes was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital in accordance with EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” and EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”.

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

Early Redemption of Convertible Promissory Notes – Should early redemption of convertible promissory notes occur, the unamortized portion of the associated deferred charges and debt discount would be fully written off and any early redemption premium will be recognized as expense upon its occurrence. All related charges, if material, would be aggregated and included in a separate line “charges on early redemption of convertible promissory notes”. Such an expense would be included in ordinary activities on the consolidated statement of operations as required by SFAS No.145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.

Pursuant to the provisions of agreements in connection with the 3% convertible promissory notes, in the event of a default, or if the Company’s actual EPS in any fiscal year is less than 80% of the respective EPS target, certain investors may require the Company to redeem the 3% Convertible Promissory Notes at 100% of the principal amount, plus any accrued and unpaid interest, plus an amount representing a 20% internal rate of return on the then outstanding principal amount The Company accounts for such potential liability of 20% internal rate of return on the then outstanding principal amount in accordance with SFAS No. 5 “ Accounting for Contingencies ”.

Revenue Recognition – For advertising services, the Company recognizes revenue in the period when advertisements are either aired or published. Revenues from advertising barter transactions are recognized in the period during which the advertisements are either aired or published. Expenses from barter transactions are recognized in the period as incurred. Barter transactions are accounted in accordance with EITF Issue No. 99-17, “ Accounting for Advertising Barter Transactions” , which are recorded at the fair value of the advertising provided based on the Company’s own historical practice of receiving cash for similar advertising from buyers unrelated to the counterparty in the barter transactions. The amounts included in advertising services revenue and general and administrative for barter transactions were approximately $41,000 and $nil for the years ended December 31, 2008, 2007 and 2006 respectively.

For hotel management services, the Company recognizes revenue in the period when the services are rendered and collection is reasonably assured.

For tour services, the Company recognizes services-based revenue when the services have been performed. The Company’s subsidiary, Tianma, offers independent leisure travelers bundled packaged-tour products which include both air-ticketing and hotel reservations. Tianma’s packaged-tour products cover a variety of domestic and international destinations.

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

•
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

•	Tianma, through its sub-agents, advertises tour and travel packages at prices set by Tianma and sub-agents.

•	Customers approach Tianma or its appointed sub-agents to book an advertised packaged tour.

•	The customers pay a deposit to Tianma directly or through its appointed sub-agents.

•
When the minimum required number of customers (which number is different for each tour based on the elements and costs of the tour) for a particular tour is reached, Tianma will contact the customers for tour confirmation and request full payment. All payments received by the appointed sub-agents are paid to Tianma prior to the commencement of the tours.

•
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

Stock-based Compensation – In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share-Based Payment”, a revision to SFAS No. 123  “Accounting for Stock-Based Compensation”, and superseding APB Opinion No. 25  “Accounting for Stock Issued to Employees”  and its related implementation guidance. Effective January 1, 2006, the Company adopted SFAS No. 123R, using a modified prospective application transition method, which establishes accounting for stock-based awards in exchange for employee services. Under this application, the Company is required to record stock-based compensation expense for all awards granted after the date of adoption and unvested awards that were outstanding as of the date of adoption. SFAS No. 123R requires that stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized in expense over the requisite services period.

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

Income Taxes – The Company accounts for income taxes under SFAS No. 109 “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are provided for the future tax effects attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from items including tax loss carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or reversed. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Foreign Currency Translation – The assets and liabilities of the Company’s subsidiaries and variable interest entities denominated in currencies other than U.S. dollars are translated into U.S. dollars using the applicable exchange rates at the balance sheet date. For statement of operations’ items, amounts denominated in currencies other than U.S. dollars were translated into U.S. dollars using the average exchange rate during the period. Equity accounts were translated at their historical exchange rates. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholders’ equity as accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are reflected in the consolidated statements of operations.

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. Effective January 1, 2008, the Company adopted the measurement and disclosure other than those requirements related to nonfinancial assets and liabilities in accordance with guidance from FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of fiscal year 2009. The Company believes the adoption of SFAS No. 157 for nonfinancial assets and liabilities will not have a significant effect on its consolidated financial position or results of operations.

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

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the accounting principles to be used. Any effect of applying the provisions of this statement will be reported as a change in accounting principle in accordance with SFAS No. 154 “Accounting Changes and Error Corrections. ” SFAS No. 162 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

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

In June 2008, the FASB issued Emerging Issues Task Force Issue No. 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock ” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 “ Accounting for Derivatives and Hedging Activities ” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The Company is currently evaluating the impact of adoption of EITF No. 07-5 on its financial statements and related disclosures.

In June 2008, FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”). The objective of EITF No.08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. ” This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The Company is currently evaluating the impact of adoption of EITF No. 08-4 on the accounting for the convertible notes and related warrants transactions.

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1”,Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. The disclosures about plan assets required by FSP FAS 132(R)-1 must be provided for fiscal years ending after December 15, 2009. As this pronouncement is only disclosure-related, it will not have an impact on the financial position and results of operations.

ITEM 7A.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The follow discussion about our market risk disclosures involves forward-looking statements. Actual results could differ from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

The Company has no significant interest-bearing assets and our convertible promissory notes are fixed rate securities. Our exposure to market risk for changes in interest rates relates primarily to the interest income generated by our cash deposits in banks. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. However, our future interest income may be different from our expectations due to changes in interest rates.

Foreign Currency Exchange Risk

We face exposure to adverse movements in foreign currency exchange rates. Because our financial results are denominated in U.S. dollars, our foreign currency exchange exposure is related to the fact that our operating business are currently conducted in China and substantially all of our revenues and expenses are denominated in RMB and our funding are denominated in U.S. dollars. Fluctuations in exchange rates between U.S. dollars and RMB will affect our balance sheet and financial results. If RMB appreciates against U.S. dollars, any new RMB-denominated investments or expenditures will be more costly to us. If the RMB depreciates against the U.S. dollars, the value of our RMB revenues and assets as expressed in our U.S. dollar financial statements will decline. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

Quarterly Financial Results

The following table reflects our unaudited quarterly consolidated statement of operations data for the quarters presented. We believe that the historical quarterly information has been prepared substantially on the same basis as the audited consolidated financial statements, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to state fairly the unaudited quarterly results of operations data.

	For the Three Months ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Revenues, net	$463,741	$2,520,474	$1,053,888	$584,167	$476,557	$466,071	$106,025	$393,899
Gross (loss) profit	(2,652,901)	(3,130,993)	(3,591,376)	(3,377,173)	(1,611,933)	115,746	(3,666)	147,217
Net loss from continuing operations	(26,750,832)	(15,546,407)	(8,705,889)	(8,524,345)	(5,233,664)	(3,207,019)	(2,117,837)	(3,134,194)
Net income (loss) from discontinued operations	-	72,041	(182,232)	152,831	(832,036)	3,025	(44,693)	(80,201)
Net loss	$(26,750,832)	$(15,474,366)	$(8,888,121)	$(8,371,514)	$(6,065,700)	$(3,203,994)	$(2,162,530)	$(3,214,395)
Net income (loss) per common share – basic and diluted
Loss per common share from continuing operations	$(0.37)	$(0.22)	$(0.12)	$(0.12)	$(0.06)	$(0.47)	$(0.03)	$(0.05)
Income (loss) per common share from discontinued operations	0.00	0.00	(0.00)	0.00	(0.01)	(0.00)	(0.00)	(0.00)
Net loss per common share – basic and diluted	$(0.37)	$(0.22)	$(0.12)	$(0.12)	$(0.07)	$(0.47)	$(0.03)	$(0.05)

ITEM 9.                  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported during the year and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Godfrey Hui, and our Chief Financial Officer, Daley Mok, as appropriate to allow timely decisions regarding required disclosure. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and published financial statements.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as of December 31, 2008, in accordance with Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on and as a result of this evaluation, our Chief Executive Officer and our Chief Financial Officer have determined that as of the end of the period covered by this Report, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

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

Our management, with the participation and under the supervision of our Chief Executive Officer, Godfrey Hui, and our Chief Financial Officer, Daley Mok, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, Messrs. Hui and Mok determined that our internal control over financial reporting was effective as of December 31, 2008.

Our independent registered public accounting firm has issued an attestation report regarding its assessment of our internal control over financial reporting as of December 31, 2008, which is included herein.

Changes In Internal Control Over Financial Reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION

Not applicable

PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer of the Company as of the date of this Annual Report.

Name	Age	Position	Director Since
Godfrey Hui	49	Chief Executive Officer and Chairperson of the Board	2002
Daley Mok	48	Chief Financial Officer, Corporate Secretary and Director	2006
Daniel So	52	Director	2005
Stanley Chu	31	Director	2006
Gerd Jakob	51	Director	2007
Edward Lu	36	Director	2007
Peter Mak	47	Director	2007
Ronglie Xu	77	Director	2007

Each Director serves until our 2009 annual stockholders' meeting and until their respective successors are duly elected and qualified or earlier resignation or removal.

Godfrey Hui has been a Director and the Chief Executive Officer of the Company since April 2002. Mr. Hui had over twenty years’ experience in the hotel industry prior to founding our Company. He has worked for several international and regional hotel groups, including Hopewell Holdings Limited, a Hong Kong based real estate developer, where Mr. Hui worked in various capacities including Director of Operations, Finance and Development of the Hotel Division, Executive Assistant to the Chairman, Chairman of the Executive Committee, and Group Financial Controller and was responsible for management and financial issues, and Mega Hotels Management Limited (now a subsidiary of Hopewell), where he served as Director of Finance, Development and Operations. Mr. Hui holds a Bachelor of Science in Business Management from the Chinese University of Hong Kong and a Master’s Degree in Finance and Investment from the University of Hull. Mr. Hui also serves as an independent non-executive director of Vinda International Holdings Limited.

Daley Mok has served as the Company’s Chief Financial Officer since March 23, 2006, and as a Director of the Company since September 25, 2006. Prior to that Dr. Mok served from January 2006 through his appointment in March 2006 as the Chief Financial Officer of NCN Group Management Limited, a wholly-owned subsidiary of the Company. Prior to joining the Company, Dr. Mok served as Director of DM Services, Inc., a business consulting firm. Dr. Mok begin his career as an auditor with Peat Markwick Co. and has over twenty years of experience working for multinational companies, including the Swire Group, the CLP Group, Digital Equipment Corporation, CDH Properties, the Grosvenor Shaw Group and the Grass Valley Group, in Hong Kong and Australia. Dr. Mok is a qualified accountant with memberships in the Hong Kong Institute of Certified Public Accountants and CPA Australia. He holds a Master’s Degree in International Business Law from the City University of Hong Kong and a Doctoral Degree in Business Administration from the University of Newcastle, Australia.

Daniel So has served as a Director of the Company since December 28, 2005. Mr. So also served from June 27, 2006 to January 7, 2009 as the Company’s Managing Director. Prior to joining our Company, Mr. So was the Chairman of the Librett Group, an investment consultancy group on real estate and other investment projects in the PRC. Mr. So began his career in China in the early 1980s during the early days of economic reform has over twenty-five years’ experience in diverse industries, including the manufacturing of semiconductors, electronics and computers, computer applications and software and system development, telecommunication and data communications, health and medicine, and retail and property development. He has served in various capacities including as Chief Executive Officer of Wangfujing Plaza and Chang A Wangfujing Building in Beijing, and as Vice Chairman and founder of the Chess Technology Group. Mr. So received a Bachelor of Science in Zoology from Washington State University.

Stanley Chu has served as a Director of the Company since May 3, 2006. Mr. Chu also served from June 27, 2006 to January 7, 2009 as a General Manager of the Company. Prior to joining our Company, Mr. Chu served from 2004 to May 2006 as a Vice President in Business Development in the Librett Group in Beijing. Mr. Chu has seven years’ experience working in the commercial banking industry in the US and has served as Vice President Business Development of the Librett Group in Beijing, where he was responsible for identifying profitable projects, bringing in investors/funds to potential projects, maximizing investors’ return by implementing dynamic business strategies and acquiring companies or projects with outstanding growth potential. During his tenure with the Librett Group, Mr. Chu was involved in many projects throughout China in the areas of real estate, retail operations and franchising, food and beverage franchising, marketing, and financial and investment banking services. Mr. Chu received a Bachelor of Science degree in International Business from the University of San Francisco.

Gerd Jakob has served as a Director of the Company since September 1, 2007. Dr. Jakob has also served since 2003, as the chairman of the RG Group, a Frankfurt based company specializing in asset management and securities trading. He has also served, since 2004, as the Chairman of CONET Technologies AG, a company involved in the acquisition, holding, management and advisory of information technology companies, and since 2001 as the Chairman of TNG Energy AG, a holding company for various Russian oil and gas production companies. Dr. Jakob is a founding member and serves as Director of SWGI Growth Fund (Cyprus) Ltd, an investment fund listed on Bermuda Stock Exchange, which invests in the oil and gas sector in Russia. Dr. Jakob received a Ph.D. degree in Philosophy from Canterbury University and a Master of Science degree in Shipping Trade and Finance from the London City Business School.

Edward Lu has served as a Director of the Company since September 1, 2007. Mr. Lu is also the founder and has served as the President of Edward C Lu, CPA, AAC since June 2006. Prior to that Mr. Lu served from June 2005 to May 2006 as Senior Manager of Sue Yen Leo, CPA, and from September 2002 to June 2005, as a Senior Tax Manager of Chang, Chang & Company, CPA. Mr. Lu has over 11 years’ experience in public accounting. He has been involved in numerous auditing, taxation and consulting engagements for real estate development and hotel/hospitality management projects in the U.S., and his expertise extends to all areas of taxation and accounting affecting individuals, trusts, partnerships, corporations and off-shore companies. Mr. Lu currently serves as the  is now the president of. He received a Bachelor’s Degree in Accounting in 1995 from the California State University of Los Angeles and is a Certified Public Accountant.

Peter Mak has served as a Director of the Company since September 1, 2007. Mr. Mak is also the co-founder and has served since 2001, as the managing director of Venfund Investment, a boutique investment bank. Prior to founding Venfund Investment, Mr. Mak was a partner of Arthur Andersen Worldwide and served as the Managing Partner of Arthur Andersen Southern China. Mr. Mak also serves as an independent non-executive director and audit committee chairman of the following public companies in the U.S., Hong Kong, China and Singapore: Trina Solar Limited, China GrenTech Corp. Ltd., Dragon Pharmaceutical Inc., Gemdale Industries Inc., Huabao International Holdings Ltd. and Bright World Precision Machinery Ltd. Mr. Mak graduated from the Hong Kong Polytechnic University and is a fellow member of the Association of Chartered Certified Accountants, UK, and the Hong Kong Institute of Certified Public Accountants.

Ronglie Xu has served as a Director of the Company since September 1, 2007. Dr. Xu has served since 2004, as the Deputy Chairman of the Scientific and Technical Committee in the PRC’s Ministry of Construction, and also serves as the President of the China Civil Engineering Society, and as the President of the China Construction Machinery Institute, as well as a part-time professor at Tsinghua and Tongji Universities. For the past 50 years, Dr. Xu has held executive positions in Chinese state-owned construction and engineering companies. Dr. Xu also is a foreign member of the Royal Swedish Academy of Engineering Sciences IVA and is a chartered builder of the United Kingdom. Dr. Xu is also widely published. He was awarded first prize for science and technology advancements in 1987 by the Chinese Ministry of Construction and in 1988 he was awarded national honors for outstanding contributions in science and technology advancements in China. There are also no arrangements or understandings among any of the directors, executive officers or any other persons pursuant to which any officer or director was elected to serve as a director or officer.

Family Relationships

There are no family relationships between any directors or officers of the Company.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Transactions with Related Persons, Promoters and Certain Control Persons; Corporate Governance”, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during fiscal 2008, all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements, with the following exceptions:

(1) a late Form 4 report was filed for Joachim Burger on March 17, 2009, to report the stock award of 15,000 shares of common stock vested on June 30, 2008 , effective September 1, 2007; stock award of 15,000 shares of common stock vested on June 30, 2009, effective July 1, 2008; and disposal of stock award of 15,000 shares, effective on September 30, 2008, as he resigned as a member of the Board and no longer has the right to receive the 15,000 shares of the Issuer's common stock that was granted in July 2008;

(2) a late Form 4 report was filed for Gerd Jakob on March 17, 2009, to report the stock award of 10,000 shares of common stock vested on June 30, 2008 , effective September 1, 2007 and stock award of 10,000 shares of common stock vested on June 30, 2009, effective July 1, 2008;

(3) a late Form 4 report was filed for Edward Lu on March 17, 2009, to report the stock award of 10,000 shares of common stock vested on June 30, 2008 , effective September 1, 2007 and stock award of 10,000 shares of common stock vested on June 30, 2009, effective July 1, 2008;

(4) a late Form 4 report was filed for Peter Mak on March 17, 2009, to report the stock award of 15,000 shares of common stock vested on June 30, 2008 , effective September 1, 2007 and stock award of 15,000 shares of common stock vested on June 30, 2009, effective July 1, 2008; and

(5) a late Form 4 report was filed for Ronglie Xu on March 17, 2009, to report the stock award of 15,000 shares of common stock vested on June 30, 2008 , effective September 1, 2007 and stock award of 15,000 shares of common stock vested on June 30, 2009, effective July 1, 2008.

In making these statements, we have relied upon examination of the copies of all Section 16(a) forms provided to us and the written representations of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities.

Code of Business Conduct and Ethics

A Code of Business Conduct and Ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) prompt reporting of violations of the code to an appropriate person and (e) accountability for adherence to the Code. We are not currently subject to any law, rule or regulation requiring that we adopt a Code of Business Conduct and Ethics. However, we have adopted a code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Such code of business conduct and ethics is available on our corporate website at www.ncnmedia.com.

Corporate Governance

Our board of directors is comprised of Peter Mak, Gerd Jakob, Edward Lu and Ronglie Xu who each serves on our board of directors as an “independent director” as defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, Inc., or the “Nasdaq Marketplace Rules”. The board of directors has determined that each of Messrs. Mak, Jakob and Lu possesses the accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 4350(d)(2)(A) of the Nasdaq Marketplace Rules and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

Our board of directors currently has three standing committees which perform various duties on behalf of and report to the board of directors: (i) audit committee, (ii) remuneration committee and (iii) nominating committee. From time to time, the board of directors may establish other committees. Each of the three standing committees is comprised entirely of independent directors as follows:

Name of Director	Audit	Nominating	Remuneration
Peter Mak	C
Gerd Jakob	M		M
Edward Lu	M	M
Ronglie Xu		C	C

C = Chairperson
M = Member
The Board of Directors has adopted a written charter for each of these committees, copies of which can be found on our website at www.ncnmedia.com.

Audit Committee

Our board of directors established an Audit Committee in September 2007. Our Audit Committee consists of three members: Peter Mak, Gerd Jakob and Edward Lu, each of whom is “independent” as that term is defined under the Nasdaq Marketplace Rules, as currently in effect. In addition, the Board of Directors has determined that each of Messrs. Jakob, Lu and Mak is an “audit committee financial expert” as defined by SEC rules. Mr. Mak and Mr. Lu are qualified accountants with many years of finance and audit experience, while Mr. Jakob is the chairperson of a company specializing in asset management and securities trading, where one of his responsibilities is to oversee the company’s finance function. Mr. Mak serves as the chairperson of the Audit Committee.

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

The Audit Committee works closely with management and our independent auditors. The Audit Committee also meets with our independent auditors without members of management present, on a quarterly basis, following completion of our auditors’ quarterly reviews and annual audit, to review the results of their work. The Audit Committee also meets with our independent auditors to approve the annual scope and fees for the audit services to be performed.

Remuneration Committee

Our board of directors established a Remuneration Committee in September 2007. Our Remuneration Committee consists of two members: Gerd Jakob and Ronglie Xu, each of whom is “independent” as that term is defined under the Nasdaq Marketplace Rules, as currently in effect. Mr. Xu serves as the chairperson of the Remuneration Committee.

The Remuneration Committee (i) oversees and makes general recommendations to the Board of Directors regarding our compensation and benefits policies; (ii) oversees, evaluates and approves cash and stock compensation plans, policies and programs for our executive officers; and (iii) oversees and sets compensation for the Board of Directors. Our Chief Executive Officer may not be present at any meeting of our compensation committee during which his compensation is deliberated.

Nominating Committee

Our board of directors established a Nominating Committee in September 2007. Our Nominating Committee consists of two members: Edward Lu and Ronglie Xu, each of whom is “independent” as that term is defined under the Nasdaq Marketplace Rules, as currently in effect. Mr. Xu serves as the chairperson of the Nominating Committee. The Nominating Committee (i) considers and periodically reports on matters relating to the identification, selection and qualification of the Board of Directors and candidates nominated to the Board of Directors and its committees; (ii) develops and recommends governance principles applicable to the Company; and (iii) oversees the evaluation of the Board of Directors and management from a corporate governance perspective.

Although our bylaws do not contain provisions which specifically address the process by which a stockholder may nominate an individual to stand for election to the Board of Directors at our annual meeting of stockholders, the Nominating Committee will consider director candidates recommended by stockholders. In evaluating candidates submitted by stockholders, the Nominating Committee will consider (in addition to the criteria applicable to all director candidates described below) the needs of the Board and the qualifications of the candidate, and may also take into consideration the number of shares held by the recommending stockholder and the length of time that such shares have been held.

The Nominating Committee does not have any formal criteria for director nominees; however, it believes that director nominees should have certain minimum qualifications, including the highest personal and professional integrity and values, an inquiring and independent mind, practical wisdom and mature judgment. In evaluating director nominees, the Nominating Committee also considers an individual’s skills, character, leadership experience, business experience and acumen, familiarity with relevant industry issues, national and international experience, and other relevant criteria that may contribute to our success. This evaluation is performed in light of the skill set and other characteristics that would most complement those of the current directors, including the diversity, maturity, skills and experience of the board as a whole, with the objective of recommending a group of persons that can best implement our business plan, develop our business and represent shareholder interests.

ITEM 11        EXECUTIVE COMPENSATION

Persons Covered

The Company’s Chief Executive Officer and Chief Financial Officer during fiscal year 2008 and the Company’s three most highly compensated executive officers, or the Named Executive Officers, during fiscal year 2008 are set forth below.

Name	Position
Godfrey Hui	Chief Executive Officer and Chairperson of the Board
Daley Mok	Chief Financial Officer, Corporate Secretary and Director
Daniel So*	Director and Former Managing Director
Benedict Fung*	Former President
Stanley Chu*	Director and Former General Manager

* On January 7, 2009, Daniel So, Benedict Fung and Stanley Chu effectively resigned from their respective positions as Managing Director, President and General Manager of the Company, but Messrs. So and Chu continue in their roles as members on the Company’s board of directors. Their resignation was due to personal reasons and not because of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Compensation Discussion and Analysis

Overview

Our Board of Directors determines executive compensation. The Company’s executive compensation program is generally designed to align the interests of executives with the interests of shareholders and to reward executives for achieving the Company’s objectives. The executive compensation program is also designed to attract and retain the services of qualified executives.

In determining executive compensation, our Board considers the recommendations of its Remuneration Committee which bases its recommendations on input from the Chief Executive Officer, the officers’ current compensation, changes in cost of living, our financial condition, our operating results and individual performance.

Executive compensation generally consists of base salary, bonuses and long-term incentive equity compensation such as stock grants or additional options to purchase shares of the Company’s common stock as well as various health and welfare benefits. The Board has determined that both the base salary and long-term incentive equity compensation should be the principal component of executive compensation. The Board has not adopted a formal bonus plan, and all bonuses are discretionary.

Elements of Compensation

The executive compensation for (i) the Company’s Chief Executive Officer and Chief Financial Officer and (ii) the Company’s other three most highly compensated executive officers who were serving as executive officers (collectively “Named Executive Officers”) for fiscal 2008 primarily consisted of base salary, long term incentive equity compensation, income tax reimbursement, and other compensation and benefit programs generally available to other employees.

Base Salary. The Board establishes base salaries for the Company’s Named Executive Officers based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies in the Company’s peer group for similar positions. Generally, the Board believes that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions and with similar responsibilities at comparable companies in line with our compensation philosophy.

Base salaries are reviewed annually, and may be adjusted to realign salaries with market levels after taking into account individual responsibilities, performance and experience.

Bonuses. Bonuses are intended to compensate the five Named Executive Officers for achieving the Company’s financial performance and other objectives established by the Board each year. The Board currently does not adopt a formal bonus plan and all bonuses are discretionary.

Long-Term Incentive Equity Compensation. The Board believes that stock-based awards promote the long-term growth and profitability of the Company by providing executive officers with incentives to improve shareholder value and contribute to the success of the Company and by enabling the Company to attract, retain and reward the best available persons for executive officer positions. The Named Executive Officers were eligible to receive certain number of shares of common stock of the Company. The Board adopted a New Equity Compensation Plan in July 2007, pursuant to which each Named Executive Officer was granted shares of the Company’s common stock subject to annual vesting over five years in the following amounts: Mr. Godfrey Hui, 2,000,000 shares; Mr. Daley Mok 1,500,000 shares; Mr. Daniel So, 2,000,000 shares; Mr. Benedict Fung 1,200,000 shares and Mr. Stanley Chu 1,000,000 shares. The Company cannot currently determine the number or type of additional awards that may be granted to eligible participants under the long-term incentive equity compensation plan in the future. Such determination will be made from time to time by the Remuneration Committee (or Board).

Income Tax Reimbursement. Each Named Executive Officer was fully reimbursed by the Company for his Hong Kong personal income taxes resulting from his employment under the employment agreement dated July 23, 2007, except Mr. Godfrey Hui whose Hong Kong personal income taxes during the whole fiscal 2007 would be fully reimbursed by the Company.

Change-In-Control and Termination Arrangements. The employment agreements with each of the Named Executive Officers may be terminated with three-month advanced notice or for cause or disability. In the event employment is terminated other than for cause, disability, or in the event of their resignation for good reason, each Named Executive officer is entitled to severance payments consisting of his then base salary for 48 months provided there has been no change in control of either NCN Group or the Company, or for 60 months if there has been a change in control of either NCN Group or the Company in the preceding one year; In addition, each Named Executive officer shall be entitled to accelerated vesting of all stock grants, as of the date of such termination other than for cause, remain unexercised and unvested, to the extent permissible by law. In the event employment is terminated for disability, each Named Executive officer shall be potentially eligible for disability benefits under any Company-provided disability plan in which he then participate, and shall be entitled to accelerated vesting of all stock grants, as of the date of such disability, remain unexercised and unvested, to the extent permissible by law. In addition, there are restrictive covenants on other employment after termination for a period of six months without the approval of NCN Group’s Board of Directors, non-solicitation of customer, suppliers or employees of NCN Group Management Limited, and confidentiality.

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid during fiscal years 2008, 2007 and 2006, to the Named Executive Officers:

Name and Principal Position	Year	Salary ($)	(1) Bonus ($)	(2) Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(3) All Other Compensation ($)	Total ($)
Godfrey Hui, Chief Executive Officer and Chairperson of the Board	2008	216,923	-	777,000	-	-	-	85,237	1,079,160
	2007	152,308	-	529,250	-	-	-	203,755	885,313
	2006	107,692	79,487	23,400	-	-	-	18,461	229,040

Daley Mok, Chief Financial Officer and Corporate Secretary and Director	2008	151,538	-	518,000	-	-	-	49,686	719,224
	2007	97,179	-	262,750	-	-	-	46,910	406,839
	2006	76,923	19,231	7,800	-	-	-	1,538	105,492

Daniel So, Director and Former Managing Director	2008	160,000	-	777,000	-	-	-	56,387	993,387
	2007	103,590	-	568,000	-	-	-	106,859	778,449
	2006	44,872	37,286	44,793	-	-	-	1,538	128,489

Benedict Fung, Former President	2008	118,462	-	388,500	-	-	-	30,461	537,423
	2007	97,179	-	211,700	-	-	-	51,833	360,712
	2006	61,538	17,949	9,360	-	-	-	1,538	90,385

Stanley Chu, Director and Former General Manager	2008	88,462	-	336,700	-	-	-	28,884	454,046
	2007	70,897	-	207,200	-	-	-	34,833	312,930
	2006	31,410	19,979	22,397	-	-	-	1,538	75,324

(1)	No bonus was paid to the Named Executive Officers in fiscal 2008 and 2007.
(2)	The aggregate number of stock awards vested to each of the Named Executive Officers for his service rendered in each fiscal period was summarized as follows:

Named Executive Officer	2006	2007	2008
Godfrey Hui	150,000	275,000	300,000
Daley Mok	50,000	125,000	200,000
Daniel So	117,260	300,000	300,000
Benedict Fung	60,000	110,000	150,000
Stanley Chu	-	80,000	130,000

All the above stocks were issued to each of Named Executive Officers except the stock award for services rendered during the fiscal year 2008 has been withheld until further notice. The dollar amounts reflect the value determined by the Company for accounting purposes for these awards and do not reflect whether the recipient has actually realized a financial benefit from the award. This column represents the dollar amount recognized for financial statement reporting purposes for each of the above specified fiscal years for stock awards granted to each of the Named Executive Officers in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. No stock awards were forfeited by any of the Named Executive Officers. For additional information, see Note 15 of our financial statements. For information on the valuation assumptions for stock grants made prior to 2008, see the notes in our financial statements in the Form 10-KSB for the respective year.

(3) All other compensation represents (a) contribution paid by the Company into a mandatory provident fund for the benefit of the Named Executive Officers and (b) income tax reimbursement to be paid to the Named Executive Officers in order to sufficiently cover their Hong Kong salary taxes resulting from their employment commencing from July 1, 2007 and thereafter, except Godfrey Hui whose salary taxes were fully borne by the Company during the above specified fiscal years. As the aggregate of all other perquisites and other personal benefits received by each Named Executive Officer was less than $10,000, they are not included in the above.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

On July 23, 2007, our subsidiary, NCN Group Management Limited, or the NCN Group, entered into new executive employment agreements with each of the Named Executive Officers. Pursuant to these employment agreements, effective as of July 1, 2007, each Named Executive Officer was obligated to receive a monthly base salary and was entitled to receive shares of the Company’s common stock as follows:

Named Executive Officer	Base Salary (1) ($)	Common Stock Grant
Godfrey Hui	15,384	2,000,000(2)
Daley Mok	8,974	1,500,000(3)
Daniel So	10,256	2,000,000(4)
Benedict Fung	8,974	1,200,000(5)
Stanley Chu	6,410	1,000,000(6)

(1) The Named Executive Officers’ base salary is paid in Hong Kong dollars. The amounts set forth in this table are in U.S. dollars based on an exchange rate of HK$:US$ = 7.8:1. The base salary has been adjusted during fiscal year 2008 which was summarized as follows:

Named Executive Officer	Adjusted Base Salary on January 1, 2008 ($)	Adjusted Base Salary on July 1, 2008 ($)
Godfrey Hui	16,923	19,231
Daley Mok	9,872	15,385
Daniel So	11,282	15,385
Benedict Fung	9,872	9,872
Stanley Chu	7,051	7,692

Commencing in October 2008, salary increases in July 1, 2008 to the Named Executive Officer directors would be accrued but payments will be withheld until further notice.

(2) Pursuant to Mr. Hui’s employment contract, he is entitled to a stock grant of 2,000,000 shares of the Company’s common stock subject to annual vesting over five years if he remains employed by the Company through the vesting date. The details of the vesting date and number of shares to be vested are as follows: December 31, 2007: 200,000 shares; December 31, 2008: 300,000 shares; December 31, 2009: 400,000 shares; December 31, 2010: 500,000 shares and December 31, 2011: 600,000 shares. The Board of Directors resolved on September 29, 2008 that those 300,000 shares to which Mr. Hui was entitled as of December 31, 2008 were withheld until further notice. The grant shall be subject to all terms of the Company’s 2007 stock option/stock issuance plan or any future stock option/stock issuance plan under which it is issued.

(3) Pursuant to Mr. Mok’s employment contract, he is entitled to a stock grant of 1,500,000 shares of the Company’s common stock subject to annual vesting over five years if he remains employed by the Company through the vesting date. The details of the vesting date and number of shares to be vested are as follows: December 31, 2007: 100,000 shares; December 31, 2008: 200,000 shares; December 31, 2009: 300,000 shares; December 31, 2010: 400,000 shares and December 31, 2011: 500,000 shares. The Board of Directors resolved on September 29, 2008 that those 200,000 shares to which Mr. Mok was entitled as of December 31, 2008 were withheld until further notice. The grant shall be subject to all terms of the Company’s 2007 stock option/stock issuance plan or any future stock option/stock issuance plan under which it is issued.

(4) Pursuant to Mr. So’s employment contract, he is entitled to a stock grant of 2,000,000 shares of the Company’s common stock subject to annual vesting over five years if he remains employed by the Company through the vesting date. The details of the vesting date and number of shares to be vested are as follows: December 31, 2007: 200,000 shares; December 31, 2008: 300,000 shares; December 31, 2009: 400,000 shares; December 31, 2010: 500,000 shares and December 31, 2011: 600,000 shares. The Board of Directors resolved on September 29, 2008 that those 300,000 shares to which Mr. So was entitled as of December 31, 2008 were withheld until further notice. The grant shall be subject to all terms of the Company’s 2007 stock option/stock issuance plan or any future stock option/stock issuance plan under which it is issued.

(5) Pursuant to Mr. Fung’s employment contract, he is entitled to a stock grant 1,200,000 shares of the Company’s common stock subject to annual vesting over five years if he remains employed by the Company through the vesting date. The details of the vesting date and number of shares to be vested are as follows: December 31, 2007: 80,000 shares; December 31, 2008: 150,000 shares; December 31, 2009: 230,000 shares; December 31, 2010: 320,000 shares and December 31, 2011: 420,000 shares. The Board of Directors resolved on September 29, 2008 that those 150,000 shares to which Mr. Fung was entitled as of December 31, 2008 were withheld until further notice. The grant shall be subject to all terms of the Company’s 2007 stock option/stock issuance plan or any future stock option/stock issuance plan under which it is issued.

(6) Pursuant to Mr. Chu’s employment contract, he is entitled to a stock grant 1,000,000 shares of the Company’s common stock subject to annual vesting over five years if he remains employed by the Company through the vesting date. The details of the vesting date and number of shares to be vested are as follows: December 31, 2007: 80,000 shares; December 31, 2008: 130,000 shares; December 31, 2009: 190,000 shares; December 31, 2010: 260,000 shares and December 31, 2011: 340,000 shares. The Board of Directors resolved on September 29, 2008 that those 130,000 shares to which Mr. Chu was entitled as of December 31, 2008 were withheld until further notice. The grant shall be subject to all terms of the Company’s 2007 stock option/stock issuance plan or any future stock option/stock issuance plan under which it is issued.

In addition to base salaries and stock grants disclosed above, the employment agreements include the following material provisions:
•	Each employment agreement shall continue until termination by either party with three-month advance notice or for cause or disability.

•	Discretionary bonus is determined by the board of directors of the NCN Group based on the realization of financial and performance goals of the Company and the NCN Group.

•
Restrictive covenants regarding confidentiality, other employment after termination for a period of six months without the approval of the NCN Group’s Board of Directors, and solicitation of customers, suppliers or employees of the NCN Group.

•	Income tax reimbursement which will be sufficient to cover their Hong Kong personal income taxes resulting from their employment under the respective employment agreements.

Retirement Benefits

Currently, we do not provide any employees, including our named executive officers any company sponsored retirement benefits other than a state pension scheme in which all of our employees in China participate.

Grants of Plan-Based Awards

The following table sets forth information regarding grants of awards to the Named Executive Officers during the year ended December 31, 2008:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock and Options Awards	Closing Price on Grant Date ($/share)
Godfrey Hui	-	-	-	-	-	-
Daley Mok	-	-	-	-	-	-
Daniel So	-	-	-	-	-	-
Benedict Fung	-	-	-	-	-	-
Stanley Chu	-	-	-	-	-	-
	-	-	-	-	-	-
As described elsewhere herein, on July 23, 2007, each Named Executive Officer was granted certain shares of the Company’s common stock, subject to annual vesting over five years pursuant to their executive employment agreements. Other than the foregoing, no other stock awards were granted to the Company’s Named Executive Officers during fiscal year 2008.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the equity awards outstanding at December 31, 2008 for each of the named executive officers.

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Godfrey Hui (1)	-	-	-	-	1,800,000	$270,000
Daley Mok (2)	-	-	-	-	1,400,000	$210,000
Daniel So (3)	-	-	-	-	1,800,000	$270,000
Benedict Fung (4)	-	-	-	-	1,120,000	$168,000
Stanley Chu(5)	-	-	-	-	920,000	$138,000

(1)
As disclosed elsewhere herein, Mr. Hui is entitled to a stock grant of 2,000,000 shares of the Company’s common stock subject to annual vesting over five years if he remains employed by the Company through the vesting date. The first 200,000 shares vested on December 31, 2007 and issued in January 2008. On September 29, 2008, in response to the current global economic crisis, our board of directors resolved to withhold until further notice, the issuance of all shares scheduled to be vested in 2008, including the 300,000 shares to which Mr. Hui was entitled as of December 31, 2008. An additional 400,000, 500,000 and 600,000 shares will vest on December 31, 2009, 2010 and 2011, respectively, if he remains employed as of vesting date.

(2)
As disclosed elsewhere herein, Mr. Mok is entitled to a stock grant of 1,500,000 shares of the Company’s common stock, subject to annual vesting over five years if he remains employed by the Company through the vesting date. The first 100,000 shares vested on December 31, 2007 and issued in January 2008. On September 29, 2008, in response to the current global economic crisis, our board of directors resolved to withhold until further notice, the issuance of all shares scheduled to be vested in 2008, including the 200,000 shares to which Mr. Mok was entitled as of December 31, 2008. An additional 300,000, 400,000 and 500,000 shares is scheduled to vest on December 31, 2009, 2010 and 2011, respectively, if he remains employed as of vesting date.

(3)
As disclosed elsewhere herein, Mr. So is entitled to a stock grant of 2,000,000 shares of the Company’s common stock subject to annual vesting over five years if he remains employed by the Company through the vesting date. The first 200,000 shares vested on December 31, 2007 and issued in January 2008. On September 29, 2008, in response to the current global economic crisis, our board of directors resolved to withhold until further notice, the issuance of all shares scheduled to be vested in 2008, including the 300,000 shares to which Mr. So was entitled as of December 31, 2008. An additional 400,000, 500,000 and 600,000 shares will vest on December 31, 2009, 2010 and 2011, respectively, if he remains employed as of vesting date. However, since Mr. So effectively resigned as Managing Director of the Company in January 2009, he is no longer entitled to those 1,500,000 shares that will vest on December 31, 2009, 2010 and 2011.

(4)
As disclosed elsewhere herein, Mr. Fung is entitled to a stock grant of 1,200,000 shares of the Company’s common stock subject to annual vesting over five years if he remains employed by the Company through the vesting date. The first 80,000 shares vested on December 31, 2007 and issued in January 2008. On September 29, 2008, in response to the current global economic crisis, our board of directors resolved to withhold until further notice, the issuance of all shares scheduled to be vested in 2008, including the 150,000 shares to which Mr. Fung was entitled as of December 31, 2008. An additional 230,000, 320,000 and 420,000 shares will vest on December 31, 2009, 2010 and 2011, respectively, if he remains employed as of vesting date. However, since Mr. Fung effectively resigned as President of the Company in January 2009, he is no longer entitled to those 970,000 shares that will vest on December 31, 2009, 2010 and 2011.

(5)
As disclosed elsewhere herein, Mr. Chu is entitled to 1,000,000 shares of our common stock subject to annual vesting over five years if he remains employed by the Company through the vesting date. The first 80,000 shares vested on December 31, 2007, but on September 29, 2008, in response to the current global economic crisis, our board of directors resolved to withhold until further notice, the issuance of all shares scheduled to be vested in 2008, including the 130,000 shares to which Mr. Chu was entitled as of December 31, 2008. An additional 190,000, 260,000 and 340,000 shares of which will vest on December 31, 2009, 2010 and 2011, respectively, if remain employed as of vesting date. However, since Mr. Chu effectively resigned as General Manager of the Company in January 2009, he is no longer entitled to those 790,000 shares that will vest on December 31, 2009, 2010 and 2011.

Potential Payments Upon Termination or Change-in Control

Our executive employment agreements with the Named Executive Officers provide that, in the event employment is terminated other than for cause, disability, or in the event of their resignation for good reason, each officer is entitled to severance payments consisting of his then base salary for 48 months provided there has been no change in control of either the NCN Group or the Company, or for 60 months if there has been a change in control of either the NCN Group or the Company in the preceding one year. In addition, each officer shall be entitled to accelerated vesting of all stock grants, as of the date of such termination other than for cause, remain unexercised and unvested, to the extent permissible by law. The employment agreements also provide that, in the event employment is terminated for disability, each officer shall be potentially eligible for disability benefits under any Company-provided disability plan in which he then participate, and shall be entitled to accelerated vesting of all stock grants, as of the date of such disability, remain unexercised and unvested, to the extent permissible by law.

The following table reflects amounts payable to our current Named Executive Officers (1) assuming their employment was terminated without cause on December 31, 2008 and (2) assuming a change in control on December 31, 2008 or termination other than for cause, disability or resignation for good reason.

Name	Termination Without Cause ($)	Change in Control ($)
Godfrey Hui	923,088	1,153,860
Daley Mok	738,480	923,100
Daniel So	738,480	923,100
Benedict Fung	473,856	592,320
Stanley Chu	369,216	461,520

Other than as disclosed above, the Company does not have change-in-control arrangements with any of its executive officers, and the Company is not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

Director Compensation

The following table provides information about the compensation earned by directors who served during fiscal year 2008 (including Mr. Joachim Burger, who resigned as director on September 30, 2008):

Name of director	Fees Earned or Paid(1) in Cash ($)	Stock Awards(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)
Godfrey Hui	10,000	15,000	-	-	-	-	25,000
Daniel So	7,500	10,000	-	-	-	-	17,500
Daley Mok	7,500	10,000	-	-	-	-	17,500
Stanley Chu	7,500	10,000	-	-	-	-	17,500
Joachim Burger*	20,000	20,070	-	-	-	-	40,070
Gerd Jakob*	17,500	23,380	-	-	-	-	40,880
Edward Lu*	17,500	23,380	-	-	-	-	40,880
Peter Mak*	27,500	35,070	-	-	-	-	62,570
Ronglie Xu*	27,500	35,070	-	-	-	-	62,570
*Non-employee directors

(1)  In September 2007, only non-employee directors were entitled to an annual fee of $15,000 and an additional annual fee of $10,000 was paid to the chairperson of each board committee. Commencing as of July 2008, the Company agreed to pay an increment of $5,000 in annual fees for each non-employee director, and the employee directors became entitled to an annual fee of $15,000, except for Mr. Hui, the board chairperson, who became entitled to an annual fee of $20,000.

(2)   In September 2007, each non-employee director was granted an award of 10,000 shares of the Company’s common stock with vesting date on June 30, 2008, for services rendered as a director between September 1, 2007 and June 30, 2008, and an additional 5,000 shares was granted to the chairperson of each board committee. In July 2008, all directors listed were granted an award of 10,000 shares with vesting date on June 30, 2009, for services rendered as a director between July 1, 2008 and June 30, 2009, and an additional 5,000 shares was granted to the Chairperson of the board and to the chairperson of each board committee. These amounts do not reflect whether the recipient has actually realized a financial benefit from the awards. The amounts represent the dollar amount recognized for financial statement reporting purposes for fiscal year 2008 for stock awards granted to each of the directors in fiscal year 2008, in accordance with FAS 123R, and reflect the value determined by the Company for accounting purposes for these awards. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. No stock awards were forfeited by any of our non-employee directors in fiscal year 2008. For additional information, see Note 15 of our financial statements included herein.

Compensation Committee Interlocks and Insider Participation

All current members of the Compensation Committee are independent directors, and all past members were independent directors at all times during their service on such Committee. None of the past or present members of our Compensation Committee are present or past employees or officers of ours or any of our subsidiaries. No member of the Compensation Committee has had any relationship with us requiring disclosure under Item 404 of Regulation S-K under the Securities Exchange Act of 1934, as amended. None of our executive officers has served on the Board or Compensation Committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served on our Board or Compensation Committee.

Limitation of Liability and Indemnification of Officers and Directors

Our bylaws provide for the indemnification of our present and prior directors and officers or any person who may have served at our request as a director or officer of another corporation in which we own shares of capital stock or of which we are a creditor, against expenses actually and necessarily incurred by them in connection with the defense of any actions, suits or proceedings in which they, or any of them, are made parties, or a party, by reason of being or having been director(s) or officer(s) of us or of such other corporation, in the absence of negligence or misconduct in the performance of their duties. This indemnification policy could result in substantial expenditure by us, which we may be unable to recoup.

Insofar as indemnification by us for liabilities arising under the Securities Exchange Act of 1934, as amended, may be permitted to our directors, officers and controlling persons pursuant to provisions of the Articles of Incorporation and Bylaws, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy and is, therefore, unenforceable. In the event that a claim for indemnification by such director, officer or controlling person of us in the successful defense of any action, suit or proceeding is asserted by such director, officer or controlling person in connection with the securities being offered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

At the present time, there is no pending litigation or proceeding involving a director, officer, employee or other agent of ours in which indemnification would be required or permitted. We are not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2008 with respect to compensation plans, under which securities are authorized for issuance, aggregated as to (i) compensation plans previously approved by security holders, and (ii) compensation plans not previously approved by security holders.

Equity Compensation Plan Information

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights (a)		Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights (b)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (A)) (c)
Equity compensation plans approved by security holders	-		-	7,847,740	(1)
Equity compensation plans not approved by security holders	600,000	(2)	$2.3	-
Total	600,000	(2)	$2.3	7,847,740

(1)
We reserved 3,000,000 shares for issuance under our 2004 Stock Incentive Plan, of which 1,000,000 shares are still available for issuance as of December 31, 2008. We reserved 7,500,000 shares for issuance under our 2007 Stock Option/Stock Issuance Plan, of which 6,847,740 are available for issuance as of December 31, 2008. See below subsection - "Securities Authorized for Issuance under Equity Compensation Plans" for more information about the plan.

(2)	(a)
A warrant to purchase 200,000 shares of common stock was granted to a financial advisor on March 12, 2004 with an exercise price of $2.00 per share. The warrant may be exercised at any time until March 12, 2009. The warrant remained unexercised as of December 31, 2008. We agreed to register the shares underlying the warrant in our next registration statement.

(b)
A warrant to purchase 100,000 shares of restricted common stock was granted to a consultant on August 25, 2006 with an exercise price of $0.70 per share. One-fourth of the shares underlying the warrant become exercisable every 45 days beginning from the date of issuance. The warrant shall remain exercisable until August 25, 2016. The warrant remained unexercised as of December 31, 2008.

(c)
In November 2007, the Company became obligated to issue to a placement agent a warrant exercisable for 300,000 shares of common stock for services rendered in connection with the issuance of 3% convertible promissory notes with an exercise price of $3.00 per share in November 2007. The warrant is exercisable for a period of two years. The warrant remained unexercised as of December 31, 2008.

Option Grants In the Last Fiscal Year

None.

Equity Incentive Plan

In April 2004, our Board of Directors and holders of a majority of our then outstanding common stock authorized and approved the 2004 Stock Incentive Plan, or the 2004 Plan. Under the 2004 Plan, we reserved 3,000,000 shares of our common stock for issuance upon exercise of incentive and non-qualified stock options, stock bonuses and rights to purchase awarded from time-to-time, to our officers, directors, employees and consultants. As of December 31, 2008, 2,000,000 shares have been issued under the plan and 1,000,000 shares remain available for issuance. No options, warrants or other rights to acquire shares of our common stock have been granted or are outstanding under the plan. A registration statement on Form S-8 was filed with the SEC with respect to 2,000,000 shares of common stock issuable under the plan on April 22, 2004 (SEC File No. 333-114644).

In March 2007, our Board of Directors authorized and approved the 2007 Stock Option/Stock Issuance Plan, or the 2007 Plan. The purpose of the plan is to promote the best interests of the Company and its stockholders by providing a means of non-cash remuneration to selected participants who contribute to the operating progress and earning power of the Company. The plan also provides incentives to employees and directors by offering them an opportunity to acquire a proprietary interest in the Company. Under the 2007 Plan, we reserved 7,500,000 shares of our common stock for issuance upon exercise of incentive and non-qualified stock options, stock bonuses and rights to purchase awarded from time to time, to our officers, directors, employees and consultants. A registration statement on Form S-8 was filed with the SEC on April 6, 2007 (SEC File No. 333-141943) with respect to 7,500,000 shares of common stock issuable under the 2007 Plan as well as options to purchase 225,000 shares of common stock issued to the Company’s legal counsel in February 2006. Such options were not issued under the 2004 Plan or the 2007 Plan. The Company’s stockholders approved the 2007 Plan in November 2007.

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

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth information as of March 25, 2009, regarding the beneficial ownership of our common stock (a) by each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) by each of the Company’s officers and directors; (c) and by the Company’s officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. Unless otherwise identified, the address of the directors and officers of the Company listed above is 21st Floor., Chinachem Century Tower, 178 Gloucester Road, Wanchai, Hong Kong.

Title of Class	Name and Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)
Common Stock	Godfrey Hui	Chairperson and CEO	825,000	1.15%
Common Stock	Daley Mok	Director and CFO	150,000	*
Common Stock	Daniel So	Director	200,000	*
Common Stock	Stanley Chu	Director	80,000	*
Common Stock	Gerd Jakob	Director	260,000	*
Common Stock	Edward Lu	Director	10,000	*
Common Stock	Peter Mak	Director	15,000	*
Common Stock	Ronglie Xu	Director	15,000	*
All Officers and Directors as a group (10 persons named above)			1,555,000	2.17%
Common Stock	Bloompoint Investment Limited	5% Security Holder	14,900,000	20.79%
	Room 1607, ING Tower, 308 Des Voeux Road, Central, Hong Kong
Total Shares Owned by Persons Named above			16,455,000	22.97%

 * Less than 1%
(1)  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)  A total of 71,641,608 shares of our common stock outstanding are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 25, 2009. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Transactions

During our last two fiscal years, we have not entered into any material transactions or series of transactions that would be considered material in which any director or executive officer or beneficial owner of 5% or more of any class of our capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest:

Related Party Transaction Policy

Our Company has adopted a written Related Party Transaction Policy, or the Policy, for the purpose of describing the procedures used to identify, review, approve and disclose, if necessary, any transaction in which (i) the Company is a participant and (ii) a related person has or will have a direct or indirect material interest.

Once a related party transaction in which the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year has been identified, the Audit Committee must review the transaction for approval or ratification. In determining whether to approve or ratify a related party transaction, the Audit Committee shall consider all relevant facts and circumstances, including the following factors:

•	the benefits to the Company of the transaction;
•	the nature of the related party’s interest in the transaction;
•	whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the Company and its stockholders;
•	the potential impact of the transaction on a director’s independence; and
•	any other matters the Audit Committee deems appropriate.

No director may participate in any discussion, approval or ratification of a transaction in which he or she is a related person.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

Gerd Jakob, Edward Lu, Peter Mak and Ronglie Xu each serves on our board of directors as an “independent director” as defined by the Nasdaq Marketplace Rules. Our board of directors currently has three standing committees which perform various duties on behalf of and report to the board of directors: (i) audit committee, (ii) remuneration committee and (iii) nominating committee. Each of the three standing committees is comprised entirely of these independent directors.

There are no family relationships among any of our directors or executive officers. There are no arrangements or understandings among any of the directors, executive officers or other persons pursuant to which any officer or director was selected to serve as a director or officer.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

 Jimmy C.H. Cheung & Co., Certified Public Accountants is our Principal Independent Registered Public Accountants engaged to examine our financial statements for the fiscal years ended December 31, 2008 and 2007. The following table shows the fees that we paid or accrued for the audit and other services provided by Jimmy C.H. Cheung & Co., for the fiscal years ended December 31, 2008 and 2007.

Fee Category	2008	2007
Audit Fees	$136,988	$133,281
Audit-Related Fees	$2,538	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

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

All Other Fees

This category consists of fees for other miscellaneous items

Policy on Pre-Approval of Audit Services

The Audit Committee pre-approves all services, including both audit and non-audit services, provided by our independent registered public accounting firm. All audit services (including statutory audit engagements as required under local country laws) must be accepted by the Audit Committee before the audit commences.

Each year, management and the independent registered public accounting firm will jointly submit a pre-approval request, which will list each known and/or anticipated audit and non-audit service for the upcoming calendar year and which will include associated budgeted fees. The Audit Committee will review the requests and approve a list of annual pre-approved non-audit services.

All services provided by Jimmy C.H. Cheung & Co during the fiscal years ended December 31, 2008 and 2007 were pre-approved by the Audit Committee.

PART IV

ITEM 15           EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 (a) The following consolidated financial statements are filed as a part of this Form 10-K :

(i)	Reports of Independent Registered Public Accounting Firm	F-2

(ii)	Consolidated Balance Sheets as of December 31, 2008 and 2007 (Restated)	F-3

(iii)	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2008, 2007 (Restated) and 2006	F-4

(iv)	Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2008, 2007 (Restated) and 2006	F-5

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 (Restated) and 2006	F-6

(vi)	Notes to Consolidated Financial Statements	F-7

(b) The following Exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description

3.1
Amended And Restated Certificate Of Incorporation incorporated herein by reference from Exhibit A to Registrant’s Definitive Information Statement on Schedule 14C filed with the SEC on January 10, 2007.

3.2	Amended and Restated By-Laws, adopted on January 10, 2006, is incorporated herein by reference from Exhibit 3-(II) to Registrant’s Current Report on Form 8-K filed with the SEC on January 18, 2006.

4.1	Form of Registrant’s Common Stock Certificate.

4.2	Form of Amended and Restated Secured Convertible Promissory Note (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2008).

4.3	Form of Warrant (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2008).

4.4	Form of 3% Senior Secured Convertible Promissory Note (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on November 14, 2007).

4.5	Form of Warrant (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on November 14, 2007).

4.6	TEDA Travel Group, Inc. 2004 Stock Incentive Plan (incorporated herein by reference from Registrant's Registration Statement on Form S-8 filed with the SEC on April 22, 2004).

4.7	2007 Stock Option/Stock Issuance Plan (incorporated herein by reference from Registrant's Registration Statement on Form S-8 filed with the SEC on April 6, 2007).

10.1	Purchase Agreement, dated November 19, 2007 (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on November 26, 2007).

10.2	First Amendment to Note and Warrant Purchase Agreement, dated January 31, 2008 (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2008).

10.3	Security Agreement, dated January 31, 2008 (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2008).

10.4	Registration Rights Agreement, dated November 19, 2007 (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on November 26, 2007).

10.5	Share Purchase Agreement dated January 1, 2008 (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on January 7, 2008).

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

10.16
Stock Transfer Agreement between Youwei Zheng and NCN Management Services Limited for acquisition of 55% equity interest in Guangdong Tianma International Travel Service Co., Ltd., dated June 16, 2006 (incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2007).

10.17
Business Joint Venture Agreement, between Shanghai Zhong Ying Communication Engineering Company Limited and Shanghai Quo Advertising Company Limited to manage LED outdoor project in Huangpu district of Shanghai, China (incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2007).

10.18
Business Joint Venture Agreement, between Nanjing Yiyi Culture Advertising Company Limited and Shanghai Quo Advertising Company Limited to manage LED outdoor project in Nanjing (incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2007).

10.19
Business Joint Venture Agreement, between Wuhan Xin An Technology Development Company Limited and Shanghai Quo Advertising Company Limited to manage LED outdoor project in Wuhan (incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2007).

10.20	Stock Purchase Agreement dated as of September 1, 2008, between Zhanpeng Wang, an individual, and NCN Group Limited, a British Virgin Islands corporation

10.21	Lease Agreement, dated November 15, 2006, between NCN Group Management Limited and Chinachem Agencies Limited.*

14.1
Code of Business Conduct and Ethics for Network CN Inc. as approved by the Board of Directors as of December 31, 2003, is incorporated herein by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on April 13, 2005.

16.1	Letter from Webb, Certified Public Accountants to the SEC dated July 30, 2008.

21.1	Subsidiaries of the registrant. *

23.1	Consent of independent auditors Jimmy C.H. Cheung & Co. *

24.1	Power of Attorney (included in the Signatures section of this report).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

 * Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK CN INC

By:	/s/ Godfrey Hui
Godfrey Hui
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Daley Mok
Daley Mok
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 27, 2009

Power of Attorney

Each person whose signature appears below appoints Godfrey Hui his or her attorney-in-fact, with full power of substitution and re-substitution, to sign any and all amendments to this report on Form 10-K of Network CN Inc., and to file them, with all their exhibits and other related documents, with the Securities and Exchange Commission, ratifying and confirming all that their attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue of this appointment.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Godfrey Hui	Director and Chief Executive Officer	March 27, 2009
Godfrey Hui

/s/ Daley Mok	Director and Chief Financial Officer	March 27, 2009
Daley Mok

/s/ Peter Mak	Director	March 27, 2009
Peter Mak

/s/ Edward Lu	Director	March 27, 2009
Edward Lu

/s/ Stanley Chu	Director	March 27, 2009
Stanley Chu

NETWORK CN INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Jimmy C.H. Cheung & Co Certified Public Accountants (A member of Kreston International)	Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Network CN Inc.

We have audited the accompanying consolidated balance sheets of Network CN Inc. and all of its subsidiaries and variable interest entities as of  December 31, 2008 and 2007 (restated) and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years ended December 31, 2008, 2007 (restated) and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Network CN Inc. and all of its subsidiaries and variable interest entities as of December 31, 2008 and 2007 (restated), and the results of its operations and its cash flows for the years ended December 31, 2008, 2007 (restated) and 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred net losses of $59,484,833, $14,646,619 and $4,468,706 for the years ended December 31, 2008, 2007 (restated) and 2006, respectively. Additionally, during the years ended December 31, 2008, 2007 (restated) and 2006, the Company has used cash flow in operations of $17,944,568, $21,320,216 and $2,318,366, respectively. As of December 31, 2008, the Company recorded a stockholders' deficit of $23,356,217. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JIMMY C.H. CHEUNG & CO

Certified Public Accountants

Hong Kong
Date:  March 26, 2009

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong Tel: (852) 25295500 Fax: (852) 21277660 Email: jimmy.cheung@jchcheungco.hk Website: http://www.jchcheungco.hk

NETWORK CN INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007 (RESTATED)

		As of December 31,
	Note	2008	2007 Restated(1)
ASSETS
Current Assets
Cash		$7,717,131	$2,233,528
Accounts receivable, net	6	217,402	1,093,142
Prepayments for advertising operating rights, net	7	418,112	13,636,178
Prepaid expenses and other current assets, net	8	630,132	3,101,699
Total Current Assets		8,982,777	20,064,547

Equipment, Net	9	2,397,624	257,403
Intangible Assets, Net	10	449,307	6,114,550
Deferred Charges, Net	11	1,242,958	670,843

TOTAL ASSETS		$13,072,666	$27,107,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, accrued expenses and other payables	12	$5,577,204	$3,490,586
Current liabilities from discontinued operations		3,655	3,655
12% convertible promissory note, net	13	-	4,740,796
Total Current Liabilities		5,580,859	8,235,037

3% Convertible Promissory Notes Due 2011, Net	13	30,848,024	7,885,496

TOTAL LIABILITIES		36,428,883	16,120,533

COMMITMENTS AND CONTINGENCIES	14

MINORITY INTERESTS		-	347,874

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 800,000,000 shares authorized Shares issued and outstanding: 71,641,608 and 69,151,608 as of December 31, 2008 and 2007 respectively	15	71,642	69,152
Additional paid-in capital	15	59,578,612	35,673,586
Accumulated deficit		(84,653,932)	(25,169,099)
Accumulated other comprehensive income		1,647,461	65,297
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY		(23,356,217)	10,638,936

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY		$13,072,666	$27,107,343

(1) See Note 3 – Restatement and Reclassification

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 (RESTATED) AND 2006

		Years Ended December 31,
	Note(s)	2008	2007 Restated(1)	2006
REVENUES
Advertising services		$4,622,270	$1,442,552	$-

COST OF REVENUES
Cost of advertising services		17,374,713	2,795,188	-

GROSS LOSS		(12,752,443)	(1,352,636)	-

OPERATING EXPENSES
Selling and marketing		2,996,142	504,758	-
General and administrative		11,254,933	11,067,777	4,662,714
Allowance for doubtful debts	6,8	7,739,043	-	15,542
Non-cash impairment charges	7,9,10	18,109,200	516,419	214,600
Total Operating Expenses		40,099,318	12,088,954	4,892,856

LOSS FROM OPERATIONS		(52,851,761)	(13,441,590)	(4,892,856)

OTHER INCOME
Interest income		90,703	23,340	35,492
Other income		645	74	77
Total Other Income		91,348	23,414	35,569

INTEREST EXPENSE
Amortization of deferred charges and debt discount	13	5,589,920	206,391	-
Interest expense		1,492,458	122,803	358
Total Interest Expense		7,082,378	329,194	358

NET LOSS BEFORE INCOME TAXES AND MINORITY INTERESTS		(59,842,791)	(13,747,370)	(4,857,645)
Income taxes	20	-	(7,668)	(6,984)
Minority interests		315,318	62,324	-
NET LOSS FROM CONTINUING OPERATIONS		(59,527,473)	(13,692,714)	(4,864,629)

DISCONTINUED OPERATIONS
Loss from discontinued operations, net of income taxes and minority interests	18	(23,445)	(953,905)	(183,947)
Gain from disposal of discontinued operations	18	66,085	-	-
Gain from disposal of an affiliate	18	-	-	579,870
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS		42,640	(953,905)	395,923

NET LOSS		$(59,484,833)	$(14,646,619)	$(4,468,706)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain		1,582,164	61,817	3,480
COMPREHENSIVE LOSS		$(57,902,669)	$(14,584,802)	$(4,465,226)

NET INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED
Loss per common share from continuing operations	17	$(0.83)	$(0.20)	$(0.09)
Income (loss) per common share from discontinued operations	17	0.00	(0.01)	0.01
Net loss per common share – basic and diluted	17	$(0.83)	$(0.21)	$(0.09)
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	17	71,569,242	68,556,081	52,489,465

(1) See Note 3 – Restatement and Reclassification
The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 (RESTATED) AND 2006

						Accumulated
			Additional	Deferred		Other
	Common Stock		Paid-In	Stock-Based	Accumulated	Comprehensive
	Share	Amount	Capital	Compensation	Deficit	Income	Total

Balance as of December 31, 2005	21,846,885	$21,847	$8,087,078	$(66,355)	$(6,053,774)	$-	$1,988,796
Issuance of stock for private placement	42,086,333	42,086	9,615,959	-	-	-	9,658,045
Issuance of stock for acquisition of a subsidiary	362,500	363	102,587	-	-	-	102,950
Issuance of stock for services rendered by consultants and legal counsel	3,005,000	3,005	4,873,995	(2,845,000)	-	-	2,032,000
Contribution from a stockholder	-	-	16,781	-	-	-	16,781
Stock-based compensation for stock options/warrants issued to consultant and legal counsel for services	-	-	25,551	-	-	-	25,551
Amortization of deferred stock-based compensation	-	-	-	66,355	-	-	66,355
Translation adjustment	-	-	-	-	-	3,480	3,480
Net loss for the year	-	-	-	-	(4,468,706)	-	(4,468,706)
Balance as of December 31, 2006	67,300,718	$67,301	$22,721,951	$(2,845,000)	$(10,522,480)	$3,480	$9,425,252
Issuance of stock for private placement	500,000	500	1,499,500	-	-	-	1,500,000
Issuance of stock for acquisition of a subsidiary	300,000	300	843,300	-	-	-	843,600
Issuance of stock for services rendered by directors and officers	607,260	607	166,227	-	-	-	166,834
Issuance of stock for services rendered by consultants	218,630	219	441,785	-	-	-	442,004
Exercise of warrants by a consultant	225,000	225	22,275	-	-	-	22,500
Stock-based compensation for stock granted to directors, officers and employees for services	-	-	2,378,380	-	-	-	2,378,380
Stock-based compensation for stock option/warrants issued to consultants for services	-	-	27,921	-	-	-	27,921
Stock-based compensation for stock warrants issued to a placement agent for services	-	-	21,305	-	-	-	21,305
Amortization of deferred stock-based compensation	-	-	-	2,845,000	-	-	2,845,000
Value of warrants associated with convertible notes	-	-	2,823,670	-	-	-	2,823,670
Value of beneficial conversion feature of convertible notes to common stock	-	-	4,727,272	-	-	-	4,727,272
Translation adjustment	-	-	-	-	-	61,817	61,817
Net loss for the year - Restated(1)	-	-	-	-	(14,646,619)	-	(14,646,619)
Balance as of December 31, 2007- Restated(1)	69,151,608	$69,152	$35,673,586	$-	$(25,169,099)	$65,297	$10,638,936
Value of warrants associated with convertible notes	-	-	5,810,000	-	-	-	5,810,000
Value of beneficial conversion feature of convertible notes to common stock	-	-	11,030,303	-	-	-	11,030,303
Issuance of stock for acquisition of subsidiaries	1,500,000	1,500	3,736,500	-	-	-	3,738,000
Issuance of stock for services rendered by directors and officers	725,000	725	(725)	-	-	-	-
Issuance of stock for services rendered by employees	265,000	265	(265)	-	-	-	-
Stock-based compensation for stock granted to directors, officers and employees for services	-	-	3,149,029	-	-	-	3,149,029
Stock-based compensation for stock granted to a consultant for services	-	-	52,353	-	-	-	52,353
Stock-based compensation for stock warrants issued to a placement agent for service	-	-	127,831	-	-	-	127,831
Translation adjustment	-	-	-	-	-	1,582,164	1,582,164
Net loss for the year	-	-	-	-	(59,484,833)	-	(59,484,833)
Balance as of December 31, 2008	71,641,608	$71,642	$59,578,612	$-	$(84,653,932)	$1,647,461	$(23,356,217)

(1) See Note 3 – Restatement and Reclassification

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 (RESTATED) AND 2006

	Years Ended December 31,
	2008	2007 Restated(1)	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(59,527,473)	$(13,692,714)	$(4,864,629)
Net income (loss) from discontinued operations	42,640	(953,905)	395,923
Net loss	(59,484,833)	(14,646,619)	(4,468,706)

Adjustments to reconcile net loss to net cash used in operating activities, including discontinued operations:
Depreciation and amortization:
Equipment and intangible assets	1,956,090	528,635	289,148
Deferred charges and debt discount	5,589,920	206,391	-
Stock-based compensation for service	3,329,213	5,755,693	2,123,906
Loss on disposal of equipment	176,535	5,350	-
Allowance for doubtful debt	7,739,043	10,716	15,542
Non-cash impairment charges
Equipment and intangible assets	10,129,392	1,332,321	214,600
Prepayments for advertising operating rights	7,979,808	-	-
Minority interests	(256,111)	(62,048)	(8,081)
Gain from disposal of discontinued operations	(66,085)	-	-
Gain from disposal of subsidiaries / an affiliate	-	(10,096)	(579,870)
Changes in operating assets and liabilities, net of effects from acquisitions and disposition:
Accounts receivable, net	(766,282)	(614,589)	(134,659)
Prepayments for advertising operating rights, net	5,634,833	(13,636,178)	-
Prepaid expenses and other current assets, net	(2,974,785)	(2,375,340)	(7,306)
Accounts payable, accrued expenses and other payables	3,068,694	2,185,548	276,626
Current liabilities from discontinued operations	-	-	(39,566)
Net cash used in operating activities	(17,944,568)	(21,320,216)	(2,318,366)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(3,518,408)	(207,371)	(90,888)
Proceeds from sales of equipment	10,906	2,668	-
Purchase of intangible right	-	-	(6,000,000)
Net cash used in acquisition of subsidiaries, net	(2,708,928)	(319,167)	(807,959)
Proceeds from disposal of an affiliate	-	-	3,000,000
Proceeds from disposal of subsidiaries	-	551	-
Proceeds from disposal of discontinued operations, net of cash disposed of	(472,827)	-	-
Net cash used in investing activities	(6,689,257)	(523,319)	(3,898,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in amounts due to related parties			(639,130)
Proceeds from issuance of 12% convertible promissory note, net of costs		4,900,000
Proceeds from issuance of 3% convertible promissory note, net of costs	33,900,000	14,700,000	-
Repayment of 12% convertible promissory note	(5,000,000)	-	-
Proceeds from issuance of common stock for private placement, net of costs	-	1,500,000	9,658,045
Proceeds from exercise of warrants issued for service	-	22,500	-
Repayment of capital lease obligation	-	(3,120)	(9,359)
Contribution from a stockholder	-	-	16,781
Net cash provided by financing activities	28,900,000	21,119,380	9,026,337

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,217,428	59,160	3,480

NET INCREASE (DECREASE) IN CASH	5,483,603	(664,995)	2,812,604

CASH, BEGINNING OF PERIOD	2,233,528	2,898,523	85,919

CASH, END OF PERIOD	$7,717,131	$2,233,528	$2,898,523

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-	$19,450
Interest paid for 12% convertible promissory note	$69,041	$78,934	$-
Interest paid for capital lease arrangement	$-	$421	$5,423

Non-cash activities:
Issuance of common stock for acquisition of subsidiaries (Note 5)	$3,738,000	$843,600	$102,950

(1) See Note 3 – Restatement and Reclassification

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1               ORGANIZATION AND PRINCIPAL ACTIVITIES

Network CN Inc and all of its subsidiaries and variable interest entities (collectively “NCN” or the “Company”) are principally engaged in the provision of out-of-home advertising in China. Since late of 2006, the Company has been operating a growing advertising network of roadside LED digital video panels, mega-size LED digital video billboards and light boxes in major Chinese cities.

Network CN Inc., originally incorporated on September 10, 1993 under the name EC Capital Limited, is a Delaware company with headquarters in the Hong Kong Special Administrative Region, the People’s Republic of China (“the PRC” or “China”). The Company was operated by different management teams in the past, under different operating names, pursuing a variety of business ventures. Between 2004 and 2006, the Company operated under the name Teda Travel Group Inc., which was primarily engaged in the provision of management services to hotels and resorts in China. On August 1, 2006, the Company changed its name to “Network CN Inc.” in order to better reflect its new vision to build a nationwide information and entertainment network in China through its business in Travel Network and Media Network. In 2008, the Company disposed of its entire travel network in order to focus on Media Network. Accordingly, such business has been classified as discontinued operations for all periods presented. (See Note 18 – Discontinued Operations for details).

Details of the Company’s principal subsidiaries and variable interest entities as of December 31, 2008 are described in Note 4 – Subsidiaries and Variable Interest Entities.

Going Concern

The Company has experienced recurring net losses of $59.5 million, $14.6 million and $4.5 million for the years ended December 31, 2006, 2007 and 2008 respectively. Additionally, the Company has net cash used in operating activities of $17.9 million, $21.3 million and $2.3million for the years ended December 31, 2008, 2007 and 2006 respectively. As of December 31, 2008, the Company recorded a stockholders’ deficit of $23.4 million. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In response to current financial conditions, the Company has undergone drastic cost-cutting exercise including reduction of the Company’s workforce, rentals, as well as selling and marketing expenses and other general and administrative expenses. Certain commercially non-viable concession right contracts were terminated and management has successfully negotiated with certain authority parties of concession rights to reduce advertising operating right fees. Besides, the Company has explored various means of obtaining additional financing. Accordingly, management believes that there are sufficient financial resources to meet the cash requirements for the next 12 months and the consolidated financial statements have been prepared on a going concern basis.

NOTE 2                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation and Preparation

These consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements were prepared on a going concern basis. The Company has determined that the going concern basis of preparation is appropriate based on its estimates and judgments of future performance of the Company, future events and projected cash flows. At each balance sheet date, the Company evaluates its estimates and judgments as part of its going concern assessment. Based on its assessment, the Company believes there are sufficient financial and cash resources to finance the Company as a going concern in the next twelve months. Accordingly, management has prepared the financial statements on a going concern basis.

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

(C) Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Differences from those estimates are reported in the period they become known and are disclosed to the extent they are material to the consolidated financial statements taken as a whole.

(D) Cash and Cash Equivalents

Cash includes cash on hand, cash accounts, and interest bearing savings accounts placed with banks and financial institutions. For the purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2008 and 2007, the Company had no cash equivalents.

(E) Allowance for Doubtful Debts

Allowance for doubtful debts is made against receivable to the extent they are considered to be doubtful. Receivable in the balance sheet are stated net of such allowance. The Company records its allowance for doubtful debts based upon its assessment of various factors. The Company considers historical experience, the age of the receivable balances, the credit quality of its customers, current economic conditions, and other factors that may affect customers’ ability to pay to determine the level of allowance required.

(F) Prepayments for Advertising Operating Rights, Net

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

(G) Equipment, Net

Equipment is stated at cost less accumulated depreciation and impairment losses. Depreciation is provided using the straight-line method over the estimated useful life as follows:

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

(H) Intangible Assets, Net

Intangible assets are stated at cost less accumulated amortization and impairment loss. Intangible assets that have indefinite useful lives are not amortized. Other intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives of 16 months to 20 years. The amortization methods and estimated useful lives of intangible assets are reviewed regularly.

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

(K) Convertible Promissory Notes and Warrants

During 2007 and 2008, the Company issued 12% convertible promissory note and warrants and 3% convertible promissory notes and warrants. As of December 31, 2008 and 2007, the warrants and embedded conversion feature were classified as equity under Emerging Issues Task Force (“EITF”) Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and met the other criteria in paragraph 11(a) of Statement of Financial Accounting Standards (“SFAS”) No.133 “Accounting for Derivative Instruments and Hedging Activities”. Such classification will be reassessed at each balance sheet date. The Company allocated the proceeds of the convertible promissory notes between convertible promissory notes and the financial instruments related to warrants associated with convertible promissory notes based on their relative fair values at the commitment date. The fair value of the financial instruments related to warrants associated with convertible promissory notes was determined utilizing the Black-Scholes option pricing model and the respective allocated proceeds to the warrants is recorded in additional paid-in capital. The embedded beneficial conversion feature associated with convertible promissory notes was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital in accordance with EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” and EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”.

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

Pursuant to the provisions of agreements in connection with the 3% convertible promissory notes, in the event of a default, or if the Company’s actual EPS in any fiscal year is less than 80% of the respective EPS target, certain investors may require the Company to redeem the 3% Convertible Promissory Notes at 100% of the principal amount, plus any accrued and unpaid interest, plus an amount representing a 20% internal rate of return on the then outstanding principal amount The Company accounts for such potential liability of 20% internal rate of return on the then outstanding principal amount in accordance with SFAS No. 5 “ Accounting for Contingencies ”.

(M) Revenue Recognition

For advertising services, the Company recognizes revenue in the period when advertisements are either aired or published. Revenues from advertising barter transactions are recognized in the period during which the advertisements are either aired or published. Expenses from barter transactions are recognized in the period as incurred. Barter transactions are accounted in accordance with EITF Issue No. 99-17, “ Accounting for Advertising Barter Transactions ”, which are recorded at the fair value of the advertising provided based on the Company’s own historical practice of receiving cash for similar advertising from buyers unrelated to the counterparty in the barter transactions. The amounts included in advertising services revenue and general and administrative for barter transactions were approximately $41,000, $nil and $nil for the years ended December 31, 2008, 2007 and 2006 respectively.

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

6.
Tianma will then make or finalize corresponding bookings with outside service providers such as airlines, bus operators , hotels, restaurants, etc. and pay any unpaid fees or deposits to such providers.

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

The diluted net loss per share is the same as the basic net loss per share for the years ended December 31, 2008, 2007 and 2006 as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

(R) Operating Leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Payments made under operating leases are charged to the consolidated statements of operations on a straight-line basis over the lease period.

(S) Foreign Currency Translation

The assets and liabilities of the Company’s subsidiaries and variable interest entities denominated in currencies other than United States (“U.S.”) dollars are translated into U.S. dollars using the applicable exchange rates at the balance sheet date. For statement of operations’ items, amounts denominated in currencies other than U.S. dollars were translated into U.S. dollars using the average exchange rate during the period. Equity accounts were translated at their historical exchange rates. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholders’ equity as accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are reflected in the consolidated statements of operations.

(T) Fair Value of Financial Instruments

SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS 157 establishes three levels of inputs that may be used to measure fair value:

Level 1
Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2
Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3
Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The carrying value of the Company’s financial instruments, which consist of cash, accounts receivables, prepayments for advertising operating rights, prepaid expenses and other current assets, accounts payable, accrued expenses and other payables, approximates fair value due to the short-term maturities.

The carrying value of the Company’s financial instruments related to warrants associated with convertible promissory notes is stated at a value being equal to the allocated proceeds of convertible promissory notes based on the relative fair value of notes and warrants. In the measurement of the fair value of these instruments, the Black-Scholes option pricing model is utilized, which is consistent with the Company’s historical valuation techniques. These derived fair value estimates are significantly affected by the assumptions used. The allocated value of the financial instruments related to warrants associated with convertible promissory notes is recorded as an equity, which does not require to mark-to-market as of each subsequent reporting period.

(U) Concentration of Credit Risk

The Company places its cash with various financial institutions. The Company believes that no significant credit risk exists as these cash investments are made with high-credit-qualify financial institutions.

All the revenue of the Company and a significant portion of the Company’s assets are generated and located in China. The Company’s business activities and accounts receivables are mainly from advertising services. Deposits are usually collected from customers in advance and the Company performs ongoing credit evaluation of its customers. The Company believes that no significant credit risk exists as credit loss.

(V) Segmental Reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company’s operating segments are organized internally primarily by the type of services rendered. In September 2008, the Company disposed of its entire travel business and focus on developing its media business in the PRC. Accordingly, it is management’s view that the services rendered by the Company are of one operating segment: Media Network.

(W) Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. Effective January 1, 2008, the Company adopted the measurement and disclosure other than those requirements related to nonfinancial assets and liabilities in accordance with guidance from FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of fiscal year 2009. The Company believes the adoption of SFAS No. 157 for nonfinancial assets and liabilities will not have a significant effect on its consolidated financial position or results of operations.

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

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1“Employers’ Disclosures about Postretirement Benefit Plan Assets”(“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. The disclosures about plan assets required by FSP FAS 132(R)-1 must be provided for fiscal years ending after December 15, 2009. As this pronouncement is only disclosure-related, it will not have an impact on the financial position and results of operations.

NOTE 3                RESTATEMENT AND RECLASSIFICATION

(A) Restatement of Financial Results

On October 10, 2008, the Company filed a Current Report on Form 8-K to announce that the Company’s Board of Directors, based upon the consideration of issues addressed in the SEC review and the recommendation of the Audit Committee, determined that the Company should restate its previously issued consolidated financial statements for the year ended December 31, 2007 and unaudited condensed consolidated financial statements for the interim periods ended March 31, 2008 and June 30, 2008

The restatement adjustments corrected the accounting errors arising from its misapplication of accounting policies to the discount associated with the beneficial conversion feature attributed to the issuance of the 3% convertible promissory notes in 2007. The Company initially amortized the discount according to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio”, which stated that discount resulting from allocation of proceeds to the beneficial conversion feature should be recognized as interest expense over the minimum period from the date of issuance to the date of earliest conversion. As the notes are convertible at the date of issuance, the Company fully amortized such discount through interest expense at the date of issuance accordingly. However, according to Issue 6 of EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, EITF Issues No. 98-5 should be modified to require the discount related to the beneficial conversion feature to be accreted from the date of issuance to the stated redemption date regardless of when the earliest conversion date occurs using the effective interest method. The restatement adjustments were to reflect the retrospective application of the Issue 6 of EITF Issue No. 00-27.

The restatement affected the Company’s previously reported non-cash interest expense, net loss, long-term debt and stockholders’ equity but had no effects on its cash flow. There was no change to each subtotal (operating, investing and financing activities) in the Company’s condensed consolidated statements of cash flows as a result of the restatement. Certain balances related to line items within certain cash flows were corrected as part of the restatement. The restatement in the consolidated financial statements as of December 31, 2007 and for the year ended December 31, 2007 is as follows:

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

In addition, the Company completed the disposal of travel network during the year ended December 31, 2008. As a result of the disposal, the consolidated financial statements of the Company reflect travel network operation as discontinued operations for all presented periods. Accordingly, revenues and costs and expenses of travel network have been excluded from the respective accounts in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes and minority interests, as “Income (Loss) from Discontinued Operations, Net of Income Taxes and Minority Interests”. For details, please refer to Note 18 – Discontinued Operations.

The above reclassification does not have an effect on net loss and net loss per share.

NOTE 4               SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal consolidated subsidiaries and variable interest entities as of December 31, 2008 were as follows:

Name	Place of Incorporation	Ownership interest attributable to the Company	Principal activities
NCN Group Limited	British Virgin Islands	100%	Investment holding
NCN Media Services Limited	British Virgin Islands	100%	Investment holding
Crown Winner International Limited	Hong Kong	100%	Investment holding
Cityhorizon Limited	Hong Kong	100%	Investment holding
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
NCN Huamin Management Consultancy (Beijing) Company Limited	The PRC	100%	Provision of administrative and management services
Shanghai Quo Advertising Company Limited	The PRC	100%	Provision of advertising services
Xuancaiyi (Beijing) Advertising Company Limited	The PRC	51%	Provision of advertising services
Teda (Beijing) Hotels Management Limited	The PRC	100%	Dormant; undergoing liquidation Process
NCN Travel Services Limited	British Virgin Islands	100%	Dormant
Linkrich Enterprise Advertising and Investment Limited	Hong Kong	100%	Dormant
Cityhorizon Limited	British Virgin Islands	100%	Investment holding
Huizhong Lianhe Media Technology Co., Ltd	The PRC	100%	Provision of high-tech services
Beijing Huizhong Bona Media Advertising Co., Ltd.	The PRC	100%	Provision of advertising services
Huizhi Botong Media Advertising Beijing Co., Ltd	The PRC	100%	Provision of advertising services
Crown Eagle Investment Limited	Hong Kong	100%	Dormant
Profit Wave Investment Limited	Hong Kong	100%	Dormant
Qingdao Zhongan Boyang Advertising Co., Ltd.	The PRC	60%	Provision of advertising services

Remarks :

1)	The Company established its wholly-owned subsidiaries, namely, Crown Eagle Investment Limited and Profit Wave Investment Limited in January 2008.

2)	Quo Advertising established its subsidiary Qingdao Zhongan Boyang Advertising Co., Ltd. in March 2008.

3)
The Company disposed of all its travel network related subsidiaries and variable interest entity, namely, NCN Management Services Limited, NCN Hotels Investment Limited, NCN Pacific Hotels Limited, Tianma, NCN Landmark International Hotel Group Limited and Beijing NCN Landmark Hotel Management Limited in September 2008. See Note 18 – Discontinued Operations for details.

4)	The Company winded up two dormant subsidiaries, namely, NCN Asset Management Services Limited and NCN Financial Services Limited in November 2008.

5)
Advertising business of the Company was initially run through the trust arrangements with Shanghai Quo Advertising Company Limited (“Quo Advertising”) which owned by two PRC citizens designated by the Company and directly operated the Company’s advertising network projects. In January 2008, the Company restructured its advertising business after further acquiring Cityhorizon BVI Group. For details, please refer to Note 5 – Business Combinations. The Company, through its newly acquired company, Huizhong Lianhe Media Technology Co., Ltd. (“Lianhe”), entered into an exclusive management consulting services agreement and an exclusive technology consulting services agreement with each of Quo Advertising, Beijing Huizhong Bona Media Advertising Co., Ltd. (“Bona”) and Huizhi Botong Media Advertising Beijing Co., Ltd (“Botong”). In addition, the Company entered into an equity pledge agreement and an option agreement with each of the registered PRC shareholders of Quo Advertising, Bona and Botong designated by the Company and pursuant to which these shareholders had pledged 100% of their shares to Lianhe and granted Lianhe the option to acquire their shares at a mutually agreed purchase price which shall first be used to repay any loans payable to Lianhe or any affiliate of Lianhe by the registered PRC shareholders These commercial arrangements enable the Company to exert effective control on Quo, Bona and Botong and their direct subsidiaries, namely, Xuancaiyi (Beijing) Advertising Company Limited and Qingdao Zhongan Boyang Advertising Co., Ltd, and transfer their economic benefits to the Company for financial results consolidation pursuant to FIN 46(R).

NOTE 5               BUSINESS COMBINATIONS

(A)	Transactions Completed in 2006

On June 16, 2006, the Company consummated the acquisition of a majority interest of Tianma, a travel agency headquartered in the Guangdong province of the People’s Republic of China pursuant to a Purchase and Sales Agreement dated May 30, 2006. The acquisition helped the Company to grow its travel network in China. The Company paid $833,333 in cash and issued 362,500 shares of the Company’s common stock of par value of $0.001 each, totaling $102,950 in exchange for 55% of the equity interest of Tianma. The total consideration was $936,283.

The acquisition has been accounted for using the purchase method of accounting and the results of operations of Tianma have been included in the Company's consolidated statement of operations since the completion of the acquisition on June 16, 2006.

The allocation of the purchase price is as follows:

Cash	$13,956
Accounts receivable, net	45,664
Prepaid expenses and other current assets, net	128,072
Equipment, net	398
Intangible right	815,902
Accounts payable, accrued expenses and other payables	(67,709)
Total purchase price	$936,283

Identifiable intangible right of $815,902 represents the operating right to conduct tour business in China. It is measured at fair value as of the date of the acquisition and it is not subject to amortization, instead, annual review will be performed to access any possible impairment loss. The intangible right of Tianma was fully provided with impairment loss in 2007. For details, please refer to Note 10 – Intangible Assets, Nets for details.

(B)	Transactions Completed in 2007

1.	Acquisition of Quo Advertising

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

The allocation of the purchase price is as follows:

Cash	$18,001
Accounts receivable, net	83,791
Prepaid expenses and other current assets, net	298,559
Equipment, net	15,114
Intangible right	536,540
Accounts payable, accrued expenses and other payables	(44,405)
Total purchase price	$907,600

Identifiable intangible right of $536,540 is measured at fair value as of the date of the acquisition and amortized over 20 years. The intangible right of Quo Advertising was fully provided with impairment loss in 2007. For details, please refer to Note 10 – Intangible Assets, Nets for details.

2.	Acquisition of Xuancaiyi

Effective September 1, 2007, the Company, through Quo Advertising, acquired 51% of the equity interests of Xuancaiyi (Beijing) Advertising Company Limited (“Xuancaiyi”), an advertising agency in Beijing, China, for a consideration of up to RMB 12,245,000 (equivalent to $1,666,943) in cash. Xuancaiyi secured the rights to operate a 758 square-meter mega-size high resolution LED advertising billboard in a prominent location in Beijing, China. The investment in Xuancaiyi will strengthen the Company’s Media Network in China. The acquisition has been accounted for using the purchase method of accounting and the results of operations of Xuancaiyi have been included in the Company's consolidated statement of operations since the acquisition date on September 1, 2007.

The purchase consideration, to be paid fully in cash, is payable as follows:

1.	An initial payment of RMB2,500,000 (approximately $330,000);

2.	Up to RMB 2,454,300 (approximately $337,000) based on Xuancaiyi’s net profit for the four months ended December 31, 2007;

3.	Up to RMB 1,834,500 (approximately $252,000) based on Xuancaiyi’s net profit for the first quarter of fiscal year 2008;

4.	Up to RMB 1,827,400 (approximately $251,000) based on Xuancaiyi’s net profit for the second quarter of fiscal year 2008;

5.	Up to RMB1,819,100 (approximately $250,000) based on Xuancaiyi’s net profit for the third quarter of fiscal year 2008; and

6.	Up to RMB1,809,700 (approximately $248,000) based on Xuancaiyi’s net profit for the fourth quarter of fiscal year 2008.

The initial payment of RMB2,500,000 (equivalent to $330,000) was made in September 2007. The allocation of the initial payment is as follows:

Cash	$57,971
Prepaid expenses and other current assets	82,150
Equipment, net	6,955
Intangible right	586,066
Accounts payable, accrued expenses and other payables	(85,833)
Minority Interests	(317,181)
Total purchase price	$330,128

Identifiable intangible right of $586,066 is measured at fair value as of the date of the acquisition and is amortized over 16 months based on initial contract period with Xuancaiyi’s media partner.

As Xuancaiyi failed to achieve the net profit targets in each of the above periods, no further cash payment is expected to be made with respect to the above earn-out consideration.

(C)	Transactions Completed in 2008

1.           Acquisition of Cityhorizon BVI

On January 1, 2008, the Company and its wholly owned subsidiary Cityhorizon Limited (“Cityhorizon Hong Kong”), a Hong Kong company, entered into a Share Purchase Agreement with Cityhorizon BVI, Lianhe, a wholly owned subsidiary of Cityhorizon BVI, Bona, a wholly owned subsidiary of Cityhorizon BVI, and Liu Man Ling, an individual and sole shareholder of Cityhorizon BVI pursuant to which the Company, through its subsidiary Cityhorizon Hong Kong, acquired 100% of the issued and outstanding shares of Cityhorizon BVI from Liu Man Ling. Pursuant to the Share Purchase Agreement, the Company in January 2008 paid the Liu Man Ling $5,000,000 in cash and issued Liu Man Ling 1,500,000 shares of restricted common stock of par value of $0.001 each, totaling $3,738,000. The total purchase consideration was $8,738,000. The purpose of the acquisition was to strengthen the Company’s media network in China.

The acquisition has been accounted for using the purchase method of accounting and the results of operations of Cityhorizon BVI, Lianhe and Bona have been included in the Company's consolidated statement of operations since the completion of the acquisition on January 1, 2008.

The allocation of the purchase price is as follows:

Cash	$2,427,598
Prepayments for advertising operating rights	2,450,794
Prepayments and other current assets	170,347
Equipment, net	1,995,702
Intangible assets, net	1,973,865
Accounts payable, accrued expenses and other payables	(280,306)
Total purchase price	$8,738,000

Intangible assets represent the acquired application systems developed internally by Lianhe for controlling LED activities. Based on a valuation performed by an independent valuer, the fair value of the acquired application systems as of the date of acquisition amounted to RMB31,000,000 (equivalent to US$4,252,564). This fair value, after deducting negative goodwill of $2,278,699 arising from business combination with Cityhorizon BVI, Lianhe and Bona, equaled to $1,973,865. Such net amount was amortized over the useful lives of the application systems. The acquired application systems were fully provided with impairment loss in 2008. For details, please refer to Note 10 – Intangible Assets, Nets for details.

2.           Consolidation of variable interest entity - Botong

On January 1, 2008, the Company caused its subsidiary, Lianhe, to enter into a series of commercial agreements with Botong, a company organized under the laws of the PRC, and their respective registered shareholders, pursuant to which Lianhe provides exclusive technology and management consulting services to Botong in exchange for service fees amounting to substantially all of the net income of Botong. Each of the registered PRC shareholders of Botong also entered into equity pledge agreements and option agreements with Lianhe which cannot be amended or terminated except by written consent of all parties. Pursuant to these equity pledge agreements and option agreements, each shareholder pledged such shareholder’s interest in Botong for the performance of such Botong’s payment obligations under its respective exclusive technology and management consulting services agreements. In addition, Lianhe has been assigned all voting rights by the shareholders of Botong and has the option to acquire the equity interests of Botong at a mutually agreed purchase price which shall first be used to repay any loans payable to Lianhe or any affiliate of Lianhe by the registered PRC shareholders.

In addition, as of January 1, 2008, Lianhe committed to extend loan totaling $137,179 to the registered shareholders of Botong for the purpose of financing such shareholders’ investment in Botong. Through the above contractual arrangements, Lianhe becomes the primary beneficiary of Botong which is a variable interest entity as defined under FIN 46 (Revised). The results of operations of Botong have been included in the Company's consolidated statement of operations since January 1, 2008.

On January 1, 2008, the net assets of Botong were as follows:
Cash	$653
Prepaid expenses and other current assets	102,154
Equipment, net	599,348
Intangible asset	551,031
Accounts payable, accrued expenses and other payables	(1,116,007)
Net assets	$137,179

Identifiable intangible asset with a fair value of $551,031 as of the effective date of Lianhe and Botong entering into the above contractual arrangements is amortized over the remaining contract period of Botong’s advertising operating right.

(D)	Unaudited Pro Forma Consolidated Financial Information

1.           Disclosure for the year ended December 31, 2006

The table below summarizes the unaudited pro forma results of operations assuming the acquisitions of Tianma were completed on January 1, 2006. These unaudited pro forma results have been prepared for information purposes only and do not purport to be indicative of what the operating results would have been had the acquisitions actually taken place on January 1, 2006, and may not be indicative of future operating results.

Year ended December 31
2006
(Unaudited)
Revenues	$6,384,962
Loss before income taxes and minority interests	$(4,472,161)
Net loss	$(4,460,575)
Net loss per share - Basic and diluted	$(0.08)

In September 2008, the Company successfully disposed of its entire travel network. For detailed information, please refer to Note 18 – Discontinued Operations for details.

2.           Disclosure for the year ended December 31, 2007

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

	Years ended December 31
	2007	2006
	(Unaudited) (Restated)	(Unaudited)
Revenues	$27,619,599	$6,712,060
Loss before income taxes and minority interests	$(14,807,565)	$(4,663,042)
Net loss	$(14,753,561)	$(4,119,211)
Net loss per share - Basic and diluted	$(0.22)	$(0.08)

3.           Disclosure for the year ended December 31, 2008

As the acquisition of Cityhorizon BVI and consolidation of Botong was on January 1, 2008, no pro-forma consolidated financial information was required to be prepared according to FASB Statements No.141, “Business Combinations”.

NOTE 6               ACCOUNTS RECEIVABLE, NET

 Accounts receivable, net as of December 31, 2008 and 2007 consisted of the following:

	2008	2007
Accounts receivable	$817,643	$1,093,142
Less: allowance for doubtful debts	(600,241)	-
Total	$217,402	$1,093,142

For the years ended December 31, 2008, 2007 and 2006, the Company recorded an allowance for doubtful debts for accounts receivable of $598,060, $nil and $15,542 respectively. The allowance for doubtful debts for accounts receivable was included as allowance for doubtful debts in the consolidated statements of operations.

NOTE 7               PREPAYMENTS FOR ADVERTISING OPERATING RIGHTS, NET

Prepayments for advertising operating rights, net as of December 31, 2008 and 2007 were as follows:

	2008	2007
Gross carrying amount
Beginning	$14,627,129	$-
Addition	7,455,360	14,627,129
Transfer from prepaid expenses and other current assets	2,283,791	-
Translation adjustments	239,870	-
Total gross carrying amount	24,606,150	14,627,129

Accumulated amortization
Beginning	(990,951)	-
Amortization for the year	(15,167,456)	(990,951)
Translation adjustments	(117,328)	-
Total accumulated amortization	(16,275,735)	(990,951)

Less: provision for impairment	(7,912,303)	-

Prepayments for advertising operating rights, net	$418,112	$13,636,178

Total amortization expense of prepayments for advertising operating rights of the Company for the years ended December 31, 2008, 2007 and 2006 were $15,167,456, $990,951 and $nil respectively. The amortization expense of prepayments for advertising operating rights was included as cost of advertising services in the consolidated statement of operations.

Provision for impairment

As the Company recorded a continuous net loss, the Company performed an impairment review of its prepayments for advertising operating rights in 2008. The Company compared the carrying amount of the prepayments for advertising operating rights of each project to the sum of the undiscounted cash flows expected to be generated. For those projects with carrying values exceeding undiscounted cash flows, the Company determined their fair values using a discounted cash flow analysis. Accordingly, the Company recorded an impairment loss of $7,979,808 for the year ended December 31, 2008 in relation to the prepayments for certain advertising operating rights projects. The impairment loss was included as non-cash impairment charges in the consolidated statements of operations.

NOTE 8               PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of December 31, 2008 and 2007 were as follows:

	2008	2007
Rental deposits	$93,294	$127,829
Deposits paid for soliciting potential media projects	3,109,609	-
Payments from customers withheld by a third party	1,402,751	-
Other receivables	2,937,228	2,907,034
Prepaid expenses	222,679	66,836
Sub-total	7,765,561	3,101,699
Less: allowance for doubtful debts	(7,135,429)	-
Total	$630,132	$3,101,699

For the years ended December 31, 2008, 2007 and 2006, the Company recorded an allowance for doubtful debts for prepaid expenses and other current assets of $7,140,983, $nil and $nil respectively. The allowance for doubtful debts for other receivables was included as allowance for doubtful debts in the consolidated statements of operations.

NOTE 9               EQUIPMENT, NET

Equipment, net as of December 31, 2008 and 2007 consisted of the following:

	2008	2007
Media display equipment	$5,389,316	$-
Office equipment	484,827	315,367
Furniture and fixtures	54,520	75,177
Construction in progress	378,106	-
Sub-Total	6,306,769	390,544
Less: accumulated depreciation	(928,466)	(133,141)
Less: provision for impairment	(2,980,679)	-
Total	$2,397,624	$257,403

Depreciation expenses for the years ended December 31, 2008, 2007 and 2006 amounted to $917,428, $56,603 and $29,926 respectively.

Provision for impairment

As the Company recorded a continuous net loss, the Company performed an impairment review of its equipment in 2008. The Company compared the carrying value of its equipment to the sum of the undiscounted cash flows expected to be generated. For those assets with carrying values exceeding undiscounted cash flows, the Company determined their fair values using a discounted cash flow analysis. Accordingly, the Company recorded an impairment loss of $2,977,915 for certain media display equipment. The impairment loss was included as non-cash impairment charges in the consolidated statements of operations for the year ended December 31, 2008.

Pledge of Equipment

In connection with issuance of 3% convertible promissory notes, the Company entered into a security agreement, dated as of January 31, 2008 pursuant to which the Company granted to the collateral agent for the benefit of the investors a first-priority security interest in all of the Company’s right, title and interest in its equipment.

NOTE 10             INTANGIBLE ASSETS, NET

Intangible assets, net as of December 31, 2008 and 2007 were as follows:

	2008	2007
Amortized intangible rights
Gross carrying amount	$7,137,097	$7,825,267
Less: accumulated amortization	(1,312,790)	(999,106)
Less: provision for impairment loss	(5,375,000)	(711,611)
Amortized intangible rights, net	449,307	6,114,550

Unamortized intangible rights
Gross carrying amount	-	815,902
Less: provision for impairment	-	(815,902)
Unamortized intangible rights, net	-	-

Amortized acquired application systems
Gross carrying amount	1,973,865	-
Less: accumulated amortization	(197,388)	-
Less: provision for impairment loss	(1,776,477)	-
Amortized acquired application systems, net	-	-

Intangible assets, net	$449,307	$6,114,550

Total amortization expense of intangible assets of the Company for the years ended December 31, 2008, 2007 and 2006 amounted to $1,038,662, $472,032 and $259,216 respectively and is expected to be as follows over the next five years:

Fiscal years ending December 31,
2009	$101,724
2010	101,724
2011	101,724
2012	101,724
Thereafter	42,411
$449,307

Provision for impairment

Total non-cash impairment charges recorded for intangible assets of the Company for the years ended December 31, 2008, 2007 and 2006 amounted to $7,151,477, $1,332,321 and $214,600 respectively. They were included as non-cash impairment charges in the consolidated statements of operations except impairment loss associated with Tianma intangible right of $815,902 incurred in 2007 was included in loss from discontinued operations, net of income taxes and minority interests.

a)           In Fiscal 2006

The Company compared the undiscounted cash flows expected to be generated to the carrying value of intangible rights arising from the acquisition of Landmark in 2004 as the Company recorded a continuous operating loss in hotel business. The Company determined that the intangible right of Landmark should be fully provided with impairment loss based on discounted cash flow analysis. Accordingly, the Company recorded an impairment loss of $195,192 for intangible assets for the year ended December 31, 2006.

b)           In Fiscal 2007

In 2007, the Company compared the undiscounted cash flows expected to be generated to the carrying value of Quo Advertising’s intangible right as a result of the non-LED business of Quo Advertising is shrinking and recording a continuous operating loss. The Company determined that the intangible right of Quo Advertising which associated with non-LED advertising business should be fully provided with impairment loss. An impairment loss of $516,419 for intangible right of Quo Advertising was recorded for the year ended December 31, 2007.

For the intangible right of Tianma, which associated with operating right to conduct tour business, the Company compared the undiscounted cash flows to the carrying values of Tianma’s intangible right as a result of continuous operating loss recorded by Tianma in 2007. The Company has determined the intangible right should be fully provided with impairment loss based on discounted cash flow model. Accordingly, the Company recorded an impairment loss of $815,902 for intangible right of Tianma for the year ended December 31, 2007.

c)           In Fiscal 2008

In 2008, the Company performed impairment review on its intangible right acquired in 2006 for managing and operating 120 LED outdoor advertising video panels in the Changning district of Shanghai, China as a result of limited revenue being generated from such media project. The Company determined that the intangible right of such media project should be fully provided with impairment loss based on discounted cash flow analysis. Accordingly, the Company recorded an impairment loss of $5,375,000 for such intangible right for the year ended December 31, 2008.

The Company also performed an impairment review on its acquired application systems from Lianhe for controlling LED activities as the Company recorded a continuous net loss on LED business. The Company determined that the acquired application systems should be fully provided with impairment loss based on discounted cash flow analysis. Accordingly, the Company recorded an impairment loss of $1,776,477 for the acquired application system for the year ended December 31, 2008.

During the three months ended June 30, 2008, the Company wrote-off all the intangible rights to which provision for impairment were provided in 2007 and 2006.

NOTE 11             DEFERRED CHARGES, NET

Deferred charges, net as of December 31, 2008 and 2007 were as follows:

	2008	2007
Deferred charges	$1,700,000	$700,000
Less: accumulated amortization	(457,042)	(29,157)
Total	$1,242,958	$670,843

Amortization of deferred charges included in interest expense for the years ended December 31, 2008, 2007 and 2006 amounted to $527,885, $29,157 and $nil respectively.

NOTE 12             ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of December 31, 2008 and 2007 consisted of the following:
	2008	2007

Accounts payable	$801,627	$1,303,941
Accrued professional fee	461,953	17,530
Accrued staff benefit and related fees	1,028,049	638,899
Accrued interest expenses	1,467,417	44,000
Other accrued expenses	839,519	570,838
Other payables	978,639	915,378
Total	$5,577,204	$3,490,586

NOTE 13             CONVERTIBLE PROMISSORY NOTES AND WARRANTS

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

As of December 31, 2008, none of the warrants associated with 12% Convertible Promissory Note was exercised.

On February 13, 2008, the Company fully redeemed 12% Convertible Promissory Note due May 2008 at a redemption price equal to 100% of the principal amount of $5,000,000 plus accrued and unpaid interest. No penalty or premium was charged for such early redemption. The Company recognized the unamortized portion of the associated deferred charges and debt discount of $48,261.07 and $149,885.21 respectively as expenses included in amortization of deferred charges and debt discount on the consolidated statements of operation during the period of extinguishment.

(B)  3% Convertible Promissory Notes and warrants

On November 19, 2007, the Company and Quo Advertising, entered into a 3% Note and Warrant Purchase Agreement (the “Purchase Agreement”) with affiliated investment funds of Och-Ziff Capital Management Group (the “Investors”), pursuant to which the Company agreed to issue 3% Senior Secured Convertible Notes due June 30, 2011 in the aggregate principal amount of up to $50,000,000 (the “3% Convertible Promissory Notes”) and warrants to acquire an aggregate amount of 34,285,715 shares of common stock of the Company (the “Warrants”).

The 3% Convertible Promissory Notes and Warrants were issued in three tranches:

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

The 3% Convertible Promissory Notes bore interest at 3% per annum payable semi-annually in arrears and were convertible into shares of common stock at an initial conversion price of $1.65 per share, subject to customary anti-dilution adjustments. In addition, the conversion price was subject to adjusted downward on an annual basis if the Company should fail to meet certain annual earnings per share (“EPS”) targets described in the Purchase Agreement. The EPS targets for fiscal 2008, 2009 and 2010 are $0.081, $0.453, and $0.699 respectively. In the event of a default, or if the Company’s actual EPS as defined in the Purchase Agreement for any fiscal year is less than 80% of the respective EPS target, certain Investors may require the Company to redeem the 3% Convertible Promissory Notes at 100% of the principal amount, plus any accrued and unpaid interest, plus an amount representing a 20% internal rate of return on the then outstanding principal amount. The Warrants were to expire on June 30, 2011 and granted the holders the right to acquire shares of common stock at $2.50 and $3.50 per share, subject to customary anti-dilution adjustments. The exercise price of the Warrants will also be adjusted downward whenever the conversion price of the 3% Convertible Promissory Notes is adjusted downward. In connection with the issuance of the 3% Senior Secured Convertible Notes, we also entered into registration rights agreement with the Investors, pursuant to which, as amended, we agreed to file at their request, a registration statement registering for resale any shares issued to the Investor upon conversion of the 3% Convertible Promissory Notes or exercise of the Warrants.

On January 31, 2008, the Company issued $35,000,000 in 3% Convertible Promissory Notes and amended and restated $15,000,000 in 3% Convertible Promissory Notes issued in late 2007. Concurrent with the Third Closing, the Company loaned substantially all the proceeds from 3% Convertible Promissory Notes to its directly wholly owned subsidiary, NCN Group Limited (“NCN Group”), and such loan was evidenced by an intercompany note issued by NCN Group in favor of the Company (the “NCN Group Note”). At the same time, the Company entered into a Security Agreement, pursuant to which the Company granted to the collateral agent for the benefit of the convertible note holders a first-priority security interest in certain of its assets, including the NCN Group Note and 66% of the shares of the NCN Group. In addition, the NCN Group and certain of the Company’s indirectly wholly owned subsidiaries each granted the Company a security interest in certain of the assets of such subsidiaries to, among other things, secure the NCN Group Note and certain related obligations.

As of December 31, 2008, the Company failed to meet EPS target for fiscal 2008. The Investors agreed the conversion price of the 3% Convertible Promissory Notes remained unchanged at $1.65 and have not proposed any adjustment to the conversion price as of December 31, 2008. None of the conversion options and warrants associated with the above convertible promissory notes has been exercised.

The following table details the accounting treatment of the convertible promissory notes:

	12% Convertible Promissory Note	3% Convertible Promissory Notes (first and second tranches)	3% Convertible Promissory Notes (third Tranche)	Total
Proceeds of convertible promissory notes	$5,000,000	$15,000,000	$35,000,000	$55,000,000
Allocation of proceeds:
Allocated relative fair value of warrants	(333,670)	(2,490,000)	(5,810,000)	(8,633,670)
Allocated intrinsic value of beneficial conversion feature	-	(4,727,272)	(11,030,303)	(15,757,575)
Total net proceeds of the convertible promissory notes	4,666,330	7,782,728	18,159,697	30,608,755
Repayment of convertible promissory note	(5,000,000)	-	-	(5,000,000)
Amortization of debt discount	333,670	1,605,818	3,299,781	5,239,269
Net carrying value of convertible promissory notes as of December 31, 2008	$-	$9,388,546	$21,459,478	$30,848,024

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

Amortization of Deferred Charges and Debt Discount

The amortization of deferred charges and debt discount for the year ended December 31, 2008 was as follows:

	Warrants	Conversion Features	Deferred Charges	Total
12% convertible promissory note	$259,204	$-	$80,700	$339,904
3% convertible promissory notes	1,657,004	3,145,827	447,185	5,250,016
Total	$1,916,208	$3,145,827	$527,885	$5,589,920

The amortization of deferred charges and debt discount for the year ended December 31, 2007 (Restated) was as follows:

	Warrants	Conversion Features	Deferred Charges	Total
12% convertible promissory note	$74,466	$-	$19,301	$93,767
3% convertible promissory notes	35,456	67,312	9,856	112,624
Total	$109,922	$67,312	$29,157	$206,391

NOTE 14             COMMITMENTS AND CONTINGENCIES

(A)  Commitments

1. Rental Lease Commitment

The Company’s existing rental leases do not contain significant restrictive provisions. The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases as of December 31, 2008:

Fiscal years ending December 31,
2009	$309,931
2010	198,946
2011	5,059
Total	$513,936

Rental expense for the years ended December 31, 2008, 2007 and 2006 was $1,390,070, $593,441 and $93,373 respectively.

2. Annual Advertising Operating Rights Fee Commitment

Since November 2006, the Company, through its subsidiaries NCN Media Services Limited, Quo Advertising , Xuancaiyi, Bona and Botong has acquired advertising rights from third parties to operate different types of advertising panels for certain periods.

The following table sets forth the estimated future annual commitment of the Company with respect to the advertising operating rights of 182 roadside advertising panels and 9 mega-size advertising panels that the Company held as of December 31, 2008:

Fiscal years ending December 31,
2009	$3,874,952
2010	1,644,441
2011	1,074,312
2012	806,029
Thereafter	1,741,637
Total	$9,141,371

3. Capital commitments

As of December 31, 2008, the Company had commitments for capital expenditures in connection with construction of roadside advertising panels and mega-size advertising panels of $18,000 due in 2009.

(B)           Contingencies

The Company accounts for loss contingencies in accordance with SFAS No. 5, “Accounting for Loss Contingencies” and other related guidelines. Set forth below is a description of certain loss contingencies as of December 31, 2008 and management’s opinion as to the likelihood of loss in respect of loss contingency.

1. Tianma Litigation

Tianma of which the Company owned 55% interest through trust was involved in a legal litigation associated with a car accident in 2005. The Company was indemnified for any future liability by the previous owners when it acquired Tianma in June 2006. As of September 1, 2008, the Company entered into a stock purchase agreement to dispose of its 55% interest in Tianma. For details, please refer to Note 18 – Discontinued Operations. There were no provisions in the stock purchase agreement requiring the Company to indemnify the buyer for any future liability arising from transactions incurred prior to September 1, 2008. Accordingly, the Company considers that it has no loss contingencies in relation to Tianma as of December 31, 2008.

2. Huamin Litigation

On March 20, 2008, the Company’s wholly-owned subsidiary, NCN Huamin Management Consultancy (Beijing) Company Limited (“NCN Huamin”), entered into a rental agreement with Beijing Chengtian Zhihong TV & Film Production Co., Ltd. (“Chengtian”), pursuant to which, certain office premises located in Beijing was leased from Chengtian to NCN Huamin for a term of three years, commencing April 1, 2008. On December 30, 2008, NCN Huamin issued a notice to Chengtian to terminate the rental agreement effective on December 31, 2008 as Chengtian had breached several provisions as stated in the rental agreement and refused to take any remedial actions.  On January 14, 2009, NCN Huamin received a notice from Beijing Arbitration Commission that Chengtian as plaintiff had initiated a lawsuit against NCN Huamin seeking an aggregate of approximately $505,000 for unpaid rental-related expense plus accrued interest as well as compensation for unilateral termination of the rental contract. On February 25, 2009, NCN Huamin counter-claimed for breach of rental contract against Chengtian and asserted to claim an aggregate of approximately $155,000 from Chengtian for overpayment of rental expenses and compensation for Chengtian’s breach of contract.

At present, the outcome of this lawsuit cannot be reasonably predicted. The Company does not believe that the outcome of this pending litigation will have a material impact on the Company’s financial statements, or results of operations.

3. Early Redemption of 3% Convertible Promissory Notes

In the event of a default, or if the Company’s actual EPS as defined in the Purchase Agreement for any fiscal year is less than 80% of the respective EPS target, certain investors may require the Company to redeem the 3% Convertible Promissory Notes at 100% of the principal amount, plus any accrued and unpaid interest, plus an amount representing a 20% internal rate of return on the then outstanding principal amount. As of December 31, 2008, the Company failed to meet EPS target for fiscal 2008. The Company is in the process of re-negotiating with the investors in the hope of revising certain terms of the Purchase Agreement.

In the event of early redemption of 3 % convertible promissory notes, the Company has to redeem its outstanding principal amount of $50 million as of December 31, 2008, plus accrued and unpaid interest of $1,467,417 as of December 31, 2008 and penalties of approximately $7 million which represented 20% internal rate of return on the outstanding principal balance of $50 million.

The Company considers that the likelihood of the investors calling for early redemption is between remote and reasonably possible. Accordingly, the Company is only disclosing the loss contingencies and made no accrual for any penalties arising from early redemption.

NOTE 15              STOCKHOLDERS’ EQUITY

(A)  Stock, Options and Warrants Issued for Services

1. In February 2006, the Company issued an option to purchase up to 225,000 shares of common stock to its legal counsel at an exercise price of $0.10 per share. So long as the counsel’s relationship with the Company continues, one-twelfth of the shares underlying the option vested and became exercisable each month from the date of issuance. The option was exercisable for 120 days after termination of the relationship. The fair market value of the option was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following assumptions and estimates: expected dividend 0%, volatility 147%, a risk-free rate of 4.5% and an expected life of one (1) year. The value of an option recognized for the years ended December 31, 2008, 2007 and 2006 were $nil, $1,317 and $11,010 respectively. The option was exercised in April 2007.

2. In August 2006, the Company issued a warrant to purchase up to 100,000 shares of restricted common stock to a consultant at an exercise price $0.70 per share. One-fourth of the shares underlying the warrant became exercisable every 45 days beginning from the date of issuance. The warrant remains exercisable until August 25, 2016. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following assumptions and estimates: expected dividend 0%, volatility 192%, a risk-free rate of 4.5% and an expected life of one (1) year. The value of the warrant recognized for the years ended December 31, 2008, 2007 and 2006 were $nil, $26,604 and $14,451 respectively.

3. In April 2007, the Company issued 45,000 S-8 shares of common stock of par value of $0.001 each, totaling $18,000 to its legal counsel for services rendered.

4. In April 2007, the Company issued 377,260 S-8 shares of common stock of par value of $0.001 each, totaling $85,353 to its directors and officers for services rendered.

5. In July 2007, NCN Group Management Limited entered into Executive Employment Agreements (the “Agreements”) with Godfrey Hui, Chief Executive Officer, Daniel So, Managing Director, Daley Mok, Chief Financial Officer, Benedict Fung, the President, and Stanley Chu, General Manager. Pursuant to the Agreements, each executive was granted shares of the Company’s common stock subject to annual vesting over five years in the following amounts:  Mr. Hui, 2,000,000 shares; Mr. So, 2,000,000 shares; Dr. Mok 1,500,000 shares; Mr. Fung 1,200,000 shares and Mr. Chu, 1,000,000 shares. In connection with these stock grants and in accordance with SFAS 123R, the Company recognized non-cash stock-based compensation of $2,797,200, $1,709,400 and $nil included in general and administrative expenses on the consolidated statement of operations for the years ended December 31, 2008, 2007 and 2006 respectively. Out of the total shares granted under the Agreements, on January 2, 2008, an aggregate of 660,000 S-8 shares with par value of $0.001 each were vested and issued to the concerned executives.

6. In August 2007, the Company issued 173,630 shares of restricted common stock of par value of $0.001 each, totaling $424,004 to a consultant for services rendered. The value of stock grant is fully amortized and recognized in 2007.

7. In August 2007, the Company issued 230,000 S-8 shares of common stock of par value of $0.001 each, totaling $69,500 to its directors and officers for services rendered.

8. In September, 2007, the Company entered into a service agreement with independent directors Peter Mak, Ronglie Xu, Joachim Burger, Gerd Jakob and Edward Lu. Pursuant to the service agreements, each independent director was granted shares of the Company’s common stock subject to a vesting period of ten months in the following amounts: Peter Mak:15,000 shares; Ronglie Xu:15,000 shares; Joachim Burger:15,000 shares, Gerd Jakob:10,000 shares and Edward Lu:10,000 shares. In connection with these stock grants and in accordance with SFAS 123R, the Company recognized $86,970, $57,980 and $nil of non-cash stock-based compensation included in general and administrative expenses on the consolidated statement of operation for the years ended December 31, 2008, 2007 and 2006 respectively. On July 21, 2008, an aggregate of 65,000 S-8 shares of common stock of par value of $0.001 each were vested and issued to the independent directors.

9. In November 2007, the Company was obligated to issue a warrant to purchase up to 300,000 shares of restricted common stock to a placement agent for provision of agency services in connection with the issuance of 3% convertible promissory notes at an exercise price $3.0 per share which are exercisable for a period of two years. The fair value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following weighted average assumptions: expected dividend 0%, volatility 182%, a risk-free rate of 4.05 % and an expected life of two (2) year. The value of the warrant recognized for the years ended December 31, 2008, 2007 and 2006 were $127,831, $21,305 and $nil respectively.

10. In December 2007, the Company committed to grant 235,000 S-8 shares of common stock to certain employees of the Company for their services rendered during the year ended December 31, 2007. In connection with these stock grants and in accordance with SFAS 123R, the Company recognized non-cash stock-based compensation of $nil, $611,000 and $nil in general and administrative expenses on the consolidated statement of operation for the year ended December 31, 2008, 2007 and 2006. Such 235,000 S-8 shares of par value of $0.001 each were issued on January 2, 2008. In addition, the Company committed to grant another 30,000 S-8 shares of common stock to an employee pursuant to his employment contract for service rendered. Accordingly, the Company recognized the non-cash stock-based compensation of $76,500, $nil and $nil for the years ended December 31, 2008, 2007 and 2006 for such 30,000 S-8 shares granted. In October 2008, such 30,000 S-8 shares of common stock of par value of $0.001 each were vested and issued to an employee.

11. In June 2008, the Board of Directors resolved to grant 110,000 shares of common stock to the board of directors, Peter Mak, Ronglie Xu, Joachim Burger, Gerd Jakob, Edward Lu, Godfrey Hui, Daniel So, Daley Mok and Stanley Chu, as part of their directors’ fee for their service rendered during the period from July 1, 2008 to June 30, 2009. Each director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Peter Mak:15,000 shares; Ronglie Xu:15,000 shares; Joachim Burger:15,000 shares; Gerd Jakob:10,000 shares; Edward Lu:10,000 shares; Godfrey Hui: 15,000 shares; Daniel So: 10,000 shares; Daley Mok: 10,000 shares and Stanley Chu:10,000 shares. In connection with these stock grants and in accordance with SFAS 123R, the Company recognized $95,001, $nil and $nil of non-cash stock-based compensation included in general and administrative expenses on the consolidated statement of operations for the years ended December 31, 2008, 2007 and 2006 respectively.

12. In July 2008, the Company committed to grant 170,000 S-8 shares of common stock to certain employees of the Company for their services rendered. Accordingly, the Company recognized the non-cash stock-based compensation of $93,358, $nil and $nil for the years ended December 31, 2008, 2007 and 2006 respectively.

13. In August 2008, the Company committed to grant 100,000 S-8 shares of common stock to a consultant for services rendered. The value of stock grant recognized for the years ended December 31, 2008, 2007 and 2006 were $52,353, $nil and $nil respectively.

14. The amortization for the deferred stock-based compensation recorded in the Company for the years ended December 31, 2008, 2007 and 2006 was $nil, $2,845,000 and 66,355 respectively.

(B)  Stock Issued for Acquisition

1. In January 2007, in connection with the acquisition of Quo Advertising, the Company issued 300,000 shares of restricted common stock of par value of $0.001 each, totaling $843,600 as part of consideration.

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

(D)   Conversion Option and Stock Warrants Issued in Notes Activities

On November 12, 2007, pursuant to the 12% Note and Warrant Purchase Agreement of $5,000,000, the Company issued warrants to purchase up to 250,000 shares of the Company’s common stock at the exercise price of $2.30 per share, which are exercisable for a period of two years to Wei An. The allocated proceeds to the warrants of $333,670 based on the relative fair value of 12% Convertible Promissory Notes and warrants were recorded as reduction in the carrying value of the note against additional-paid in capital. As the effective conversion price is higher than the Company’s market price of common stock at commitment date, no beneficial conversion existed. Please refer to Note 13 – Convertible Promissory Note and Warrant for details.

On November 19, 2007, pursuant to the 3% Note and Warrant purchase Agreement, the Company issued warrants to purchase up to 2,400,000 shares of the Company’s common stock at the exercise price of $2.5 per share and 1,714,285 shares of the Company’s common stock at the exercise price of $3.5 per share associated with the convertible notes of $6,000,000 in the first closing. On November 28, 2007, the Company also issued warrants to purchase up to 3,600,000 shares of the Company’s common stock at the exercise price of $2.5 per share and 2,571,430 shares of the Company’s common stock at the exercise price of $3.5 per share. The allocated proceeds to these warrants were $2,490,000 in aggregate which were recorded as reduction in the carrying value of the notes against additional paid-in capital. As the effective conversion price after allocating a portion of the proceeds to the warrants was less than the Company’s market price of common stock at commitment date, it was considered to have a beneficial conversion feature with value of $4,727,272 recorded as a reduction in the carrying value of the notes against additional paid-in capital. Please refer to Note 13 – Convertible Promissory Note and Warrant for details.

On January 31, 2008, the Company issued $35,000,000 in 3% Convertible Promissory Notes and amended and restated $15,000,000 in 3% Convertible Promissory Notes issued in late 2007. In addition, the Company issued additional warrants to purchase 14,000,000 shares of the Company’s common stock at $2.50 per share and warrants to purchase 10,000,000 shares of the Company’s common stock at $3.50 per share. The allocated proceeds to these warrants were $5,810,000 in aggregate which were recorded as reduction in the carrying value of the notes against additional paid-in capital. As the effective conversion price after allocating a portion of the proceeds to the warrants was less than the Company’s market price of common stock at commitment date, it was considered to have a beneficial conversion feature with value of $11,030,303 recorded as a reduction in the carrying value of the notes against additional paid-in capital. Please refer to Note 13 – Convertible Promissory Note and Warrant for details.

Restriction on payment of dividends

The Company has not declared any dividends since incorporation. The terms of the 3% convertible promissory notes issued in early of 2008 contain restrictions on the payment of dividends. The dividend restrictions provide that the Company will not make any dividend distributions or redeem or repurchase more than a de minims number of shares of the Company’s common stock without the prior written consent of the holders of these promissory notes, other than the repurchase of shares of common stock from departing officers and directors.

NOTE 16             RELATED PARTY TRANSACTIONS

Except as set forth below, during the years ended December 31, 2008, 2007 and 2006, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

During the years ended December 31, 2008, 2007 and 2006, the Company received hotel management service fees of $nil, $nil and $100,478 respectively from two properties it manages that are owned by a stockholder.

During the years ended December 31, 2008, 2007 and 2006, the Company paid rent of $nil, $nil and $47,489 respectively for office premises leased from a director and stockholder.

On December 21, 2007, the Company acquired 100% of voting shares of Linkrich Enterprise Advertising and Investment Limited, a dormant corporation incorporated in the Hong Kong Special Administrative Region, the PRC on March 16, 2001 from a director at a consideration of $1,282 which is the par value of the voting shares.

NOTE 17             NET INCOME (LOSS) PER COMMON SHARE

 Net income (loss) per share information for the years ended December 31, 2008, 2007 and 2006 was as follows:

	2008	2007 (Restated)	2006
Numerator:
Net loss from continuing operations	$(59,527,473)	$(13,692,714)	$(4,864,629)
Net income (loss) from discontinued operations	42,640	(953,905)	395,923
Net loss attributable to stockholders	$(59,484,833)	$(14,646,619)	$(4,468,706)
Denominator:
Weighted average number of shares outstanding, basic	71,569,242	68,556,081	52,489,465
Effect of dilutive securities
- Options and warrants	-	-	-
Weighted average number of shares outstanding, diluted	71,569,242	68,556,081	52,489,465

Net income (loss) per common share – basic and diluted
Continuing operations	$(0.83)	$(0.20)	$(0.09)
Discontinued operations	0.00	(0.01)	0.01
Net loss per common share – basic and diluted	$(0.83)	$(0.21)	$(0.09)

The diluted net loss per common share is the same as the basic net loss per common share for the years ended December 31, 2008, 2007 and 2006 as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. The securities that could potentially dilute basic net income (loss) per common share in the future that were not included in the computation of diluted net income (loss) per common share because of anti-dilutive effect as of December 31, 2008, 2007 and 2006 were summarized as follows:

Potential common equivalent shares:	2008	2007	2006
Stock options for services	-	-	205,501
Stock warrants for services (1)	55,488	122,394	39,337
Warrant associated with convertible promissory notes	-	364,436	-
Conversion feature associated with convertible promissory notes to common stock	-	11,174,242	-
Common stock to be granted to a consultant for services	100,000	-	-
Common stock to be granted to directors, executives and employees for services (including non-vested shares)	7,305,000	8,000,000	937,260
Total	7,460,488	19,661,072	1,182,098

Remarks:
(1)
As of December 31, 2008, the number of potential common equivalent shares associated with warrants issued for services was 55,488 which was related to a warrant to purchase 100,000 common stock issued by the Company to a consultant in 2006 for service rendered at an exercise price of $0.70, which expired in August 2016.

NOTE 18             DISCONTINUED OPERATIONS

(A)        In Fiscal 2006

1.        Sale of Yide

On April 29, 2006, the Company completed the sale of all of its equity interest in a PRC real estate joint venture, namely Tianjin Teda Yide Industrial Company Limited (“Yide”, formerly Tianjin Yide Real Estate Company Limited) pursuant to a Purchase and Sale of Stock Agreement (the “Agreement”) entered with Far Coast Asia Limited (“Far Coast”) for a cash consideration of $3,000,000. Far Coast and its affiliated entities have no prior relationship to the Company and its affiliated entities.

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

On April 29, 2006, the Company completed the sale of all of its equity interest in Yide and recorded a gain from disposal of an affiliate of $579,870 in 2006 accordingly.

2.	Disposal of Teda BJ

With equity holding of 100%, Teda (Beijing) Hotels Management Limited (“Teda BJ”) has been accounted for as a wholly owned subsidiary. In later half of 2006, because of a change in business direction, the Company determined to dispose of Teda BJ and began winding down its operations. No further transaction associated with Teda BJ was recorded during the years ended December 31, 2007 and 2008 and the process of winding down Teda BJ was not completed as of December 31, 2008.

The Company has treated the disposal of Teda BJ as discontinued operations since 2006. Accordingly, the Company recorded current liabilities from discontinued operations of $3,655 included in the consolidated balance sheets. Revenues, costs and expenses of the Teda BJ have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes and minority interests, as “Income (Loss) from Discontinued Operations, Net of Income Taxes and Minority Interests”. For the years ended December 31, 2008, 2007 and 2006, the respective net operating loss was $nil, $nil and $53,574 respectively.

(B)      In Fiscal 2007

No material disposal transaction happened.

(C)      In Fiscal 2008

In September 2008, the Company disposed of its entire travel network which was classified as one of the Company’s business segments in order to focus on its media business. Accordingly, the Company entered into stock purchase agreements to dispose of its entire travel network.

1.       Sale of NCN Management Services

On September 1, 2008, the Company completed the sale of all its interests in NCN Management Services Limited (“NCN Management Services”) to Zhanpeng Wang (“Wang”), an individual for a consideration of $173,077 in cash. Wang acquired NCN Management Services along with its subsidiaries, which include 100% interest in NCN Hotels Investment Limited, 100% interest in NCN Pacific Hotels Limited and 55% interest (through trust) in Tianma. The Company reported a gain on the sale, net of income taxes and minority interests of $61,570. The carrying amount of the assets and liabilities included in the relevant disposal group as of the disposal date of September 1, 2008 were as follows:

Cash	$662,515
Accounts receivable	1,041,781
Prepaid expenses and other current assets	860,036
Equipment, net	17,464
Minority interest	(99,423)
Liabilities assumed	(2,370,866)
Net assets	$111,507

2.       Sale of NCN Landmark

On September 30, 2008, the Company completed the sale of its 99.9% interests in NCN Landmark International Hotel Group Limited (“NCN Landmark”) to Ngar Yee Tsang (“Tsang”), an individual for a cash consideration of $20,000. Tsang acquired NCN Landmark along with its subsidiary, Beijing NCN Landmark Hotel Management Limited, a PRC corporation. The Company reported a gain on the sale, net of income taxes and minority interests of $4,515. The carrying amount of the assets and liabilities included in the relevant disposal group as of the disposal date of September 30, 2008 were as follows:

Cash	$3,389
Prepaid expenses and other current assets	9,566
Equipment, net	10,053
Liabilities assumed	(7,523)
Net assets	$15,485

The Company treated the sale of NCN Management Services along with its subsidiaries and variable interest entity and NCN Landmark along with its subsidiary as discontinued operations. Accordingly, revenues, costs and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes and minority interests, as “Income (Loss) from Discontinued Operations, Net of Income Taxes and Minority Interests”.

(D)           Summary Operating Results of the Discontinued Operations

Summary operating results for the discontinued operations for the years ended 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Revenues	$24,528,096	$26,140,355	$4,442,602
Cost of revenues	(24,172,537)	(25,830,401)	(4,231,952)
Gross profit	355,559	309,954	210,650
Other operating expenses	(477,481)	(460,362)	(390,782)
Non-cash impairment charges	-	(815,902)	-
Other income	98,838	9,210	23,257
Interest income	2,040	3,471	2,903
Interest expense	-	-	(1,058)
Minority interest	(2,401)	(276)	(28,917)
Loss from discontinued operations, net of income taxes and minority interests	$(23,445)	$(953,905)	$(183,947)
Gain from disposal of discontinued operations	66,085	-	-
Gain from disposal of an affiliate	-	-	579,870
Net income (loss) from discontinued operations	$42,640	(953,905)	395,923

NOTE 19            BUSINESS SEGMENTS FROM CONTINUING OPERATIONS

In September 2008, the Company disposed of its entire travel business. Accordingly, it is management’s view that the Company operate in one single business segment: Media Network, providing out-of home advertising services.

Geographic Information

The Group operates in the PRC and all of the Company’s long lived assets are located in the PRC.

Major Customers

An analysis of percentage of advertising sales to major customers is as follows:

	2008	2007	2006
Customer A	38%	-	-
Customer B	16%	-	-
Customer C	-	26%	-
Customer D	-	16%	-
Customer E	-	14%	-
Customer F	-	14%	-

NOTE 20             INCOME TAXES

Income is subject to taxation in various countries in which the Company operate. The loss before income taxes and minority interests by geographical locations for the years ended December 31, 2008, 2007 and 2006 was summarized as follows:

	2008	2007 (Restated)	2006
United States	$8,280,492	$4,275,859	$2,395,882
Foreign	51,562,299	9,471,511	2,461,763
	$59,842,791	$13,747,370	$4,857,645

Income tax expenses by geographical locations for the years ended December 31, 2008, 2007 and 2006 were summarized as follows:

	2008	2007	2006
Current
United States	$-	$-	$-
Foreign	-	7,668	6,984
	$-	$7,668	$6,984
Deferred
United States	$-	$-	$-
Foreign	-	-	-
	$-	$-	$-

 The reconciliation of the effective income tax of the Company to the U.S. federal statutory rate (the principal tax jurisdiction of the Company) was as follows:

	2008	2007 (Restated)	2006
Expected income tax benefit	$20,346,549	$4,674,106	1,651,599
Operating loss carried forward	(2,815,367)	(1,453,792)	(814,600)
Tax effect on foreign income which is not subject U.S. federal corporate income tax rate of 34%	(17,531,182)	(3,212,316)	(830,015)
	$-	$7,668	6,984

An analysis of the Company’s deferred tax liabilities and deferred tax assets as of December 31, 2008 and 2007 was as follows:

	2008	2007 (Restated)
Deferred tax assets:
Net operating loss carried forward	$6,622,515	$3,807,148
Less: valuation allowance	(6,622,515)	(3,807,148)
Net deferred tax assets	$-	$-

The Company provided a full valuation allowance against the deferred tax assets as of December 31, 2008 and 2007 due to the uncertainty surrounding the realizability of these benefits in future tax returns.

EXHIBIT INDEX

Exhibit No.	Description

3.1
Amended And Restated Certificate Of Incorporation incorporated herein by reference from Exhibit A to Registrant’s Definitive Information Statement on Schedule 14C filed with the SEC on January 10, 2007.

3.2	Amended and Restated By-Laws, adopted on January 10, 2006, is incorporated herein by reference from Exhibit 3-(II) to Registrant’s Current Report on Form 8-K filed with the SEC on January 18, 2006.

4.1	Form of Registrant’s Common Stock Certificate.

4.2	Form of Amended and Restated Secured Convertible Promissory Note (incorporated herein by reference from Registrant's Current Report on Form 8-Kfiled with the SEC on February 6, 2008).

4.3	Form of Warrant (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2008).

4.4	Form of 3% Senior Secured Convertible Promissory Note (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on November 14, 2007).

4.5	Form of Warrant (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on November 14, 2007).

4.6	TEDA Travel Group, Inc. 2004 Stock Incentive Plan (incorporated herein by reference from Registrant's Registration Statement on Form S-8 filed with the SEC on April 22, 2004).

4.7	2007 Stock Option/Stock Issuance Plan (incorporated herein by reference from Registrant's Registration Statement on Form S-8 filed with the SEC on April 6, 2007).

10.1	Purchase Agreement, dated November 19, 2007 (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on November 26, 2007).

10.2	First Amendment to Note and Warrant Purchase Agreement, dated January 31, 2008 (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2008).

10.3	Security Agreement, dated January 31, 2008 (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2008).

10.4	Registration Rights Agreement, dated November 19, 2007 (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on November 26, 2007).

10.5	Share Purchase Agreement dated January 1, 2008 (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on January 7, 2008).

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

10.13
Contract for the Rebuilding and Leasing of Advertisement Light Boxes on Nanjing Road Pedestrian Street (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on June 26, 2007).

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

10.16
Stock Transfer Agreement between Youwei Zheng and NCN Management Services Limited for acquisition of 55% equity interest in Guangdong Tianma International Travel Service Co., Ltd., dated June 16, 2006 (incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2007).

10.17
Business Joint Venture Agreement, between Shanghai Zhong Ying Communication Engineering Company Limited and Shanghai Quo Advertising Company Limited to manage LED outdoor project in Huangpu district of Shanghai, China (incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2007).

10.18
Business Joint Venture Agreement, between Nanjing Yiyi Culture Advertising Company Limited and Shanghai Quo Advertising Company Limited to manage LED outdoor project in Nanjing (incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2007).

10.19
Business Joint Venture Agreement, between Wuhan Xin An Technology Development Company Limited and Shanghai Quo Advertising Company Limited to manage LED outdoor project in Wuhan (incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2007).

10.20	Stock Purchase Agreement dated as of September 1, 2008, between Zhanpeng Wang, an individual, and NCN Group Limited, a British Virgin Islands corporation

10.21	Lease Agreement, dated November 15, 2006, between NCN Group Management Limited and Chinachem Agencies Limited.*

14.1
Code of Business Conduct and Ethics for Network CN Inc. as approved by the Board of Directors as of December 31, 2003, is incorporated herein by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on April 13, 2005.

16.1	Letter from Webb, Certified Public Accountants to the SEC dated July 30, 2008.

21.1	Subsidiaries of the registrant. *

23.1	Consent of independent auditors Jimmy C.H. Cheung & Co. *

24.1	Power of Attorney (included in the Signatures section of this report).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *