Form 10-Q
period 2009-03-31
NETWORK CN INC
filed 2009-05-06
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-30264

NETWORK CN INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	90-0370486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21/F., Chinachem Century Tower
178 Gloucester Road
Wanchai, Hong Kong
(Address of principal executive offices, Zip Code)

(852) 2833-2186
(Registrant’s telephone number, including area code)

_____________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 3, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	378,677,071

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe”, “expect”, “anticipate”, “project”, “targets”, “optimistic”, “intend”, “aim”, “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to our potential inability to raise additional capital; changes in domestic and foreign laws, regulations and taxes; uncertainties related to China’s legal system and economic, political and social events in China; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks”; changes in economic conditions, including a general economic downturn or a downturn in the securities markets; and any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for fiscal year ended December 31, 2008 and subsequent SEC filings. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

USE OF TERMS

Except as otherwise indicated by the context, references in this report to:

•	“BVI” are references to the British Virgin Islands;

•	“China” and “PRC” are to the People’s Republic of China;

•
the “Company”, “NCN”, “we”, “us”, or “our”, are references to Network CN Inc., a Delaware corporation and its direct and indirect subsidiaries: NCN Group Limited, or NCN Group, a BVI limited company; NCN Huamin Management Consultancy (Beijing) Company Limited, or NCN Huamin, a PRC limited company; Cityhorizon Limited, or Cityhorizon Hong Kong, a Hong Kong limited company, and its wholly owned subsidiaries, Cityhorizon Limited, or Cityhorizon BVI, a BVI limited company; and Huizhong Lianhe Media Technology Co., Ltd., or Lianhe, a PRC limited company; and the Company’s variable interest entities: Quo Advertising Co. Ltd., or Quo Advertising, a PRC limited company and its 51% owned subsidiary, Xuancaiyi (Beijing) Advertising Company Limited, or Xuancaiyi, a PRC limited company; and Beijing Huizhong Bona Media Advertising Co., Ltd., or Bona, a PRC limited company; and Huizhi Botong Media Advertising Beijing Co., Ltd., or Botong, a PRC limited company;

•
“NCN Landmark” are references to NCN Landmark International Hotel Group Limited, a British Virgin Islands limited company, and its wholly-owned subsidiary, Beijing NCN Landmark Hotel Management Limited, a PRC limited company;

•	“NCN Management Services” are references to NCN Management Services Limited, a British Virgin Islands limited company;

•	“RMB” are to the Renminbi, the legal currency of China;

•	the “Securities Act” are to the Securities Act of 1933, as amended; and the “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	“Tianma”, are references to Guangdong Tianma International Travel Service Co., Ltd, a PRC limited company; and

•	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NETWORK CN INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.  (“NCN”)
CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	As of March 31, 2009 (Unaudited)	As of December 31, 2008 (Audited)
ASSETS
Current Assets
Cash		$5,558,927	$7,717,131
Accounts receivable, net	6	81,377	217,402
Prepayments for advertising operating rights, net	7	501,442	418,112
Prepaid expenses and other current assets, net	8	447,825	630,132
Total Current Assets		6,589,571	8,982,777

Equipment, Net		2,276,493	2,397,624
Intangible Assets, Net	9	423,876	449,307
Deferred Charges, Net		1,117,527	1,242,958

TOTAL ASSETS		$10,407,467	$13,072,666

LIABILITIES AND DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables		4,747,839	5,577,204
Current liabilities from discontinued operations		3,655	3,655
12% convertible promissory note, net	10	-	-
Total Current Liabilities		4,751,494	5,580,859

3% Convertible Promissory Notes Due 2011, Net	10	32,299,939	30,848,024

TOTAL LIABILITIES		37,051,433	36,428,883

COMMITMENTS AND CONTINGENCIES	11	-	-

DEFICIT
NCN Stockholders’ Deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding	12	-	-
Common stock, $0.001 par value, 800,000,000 shares authorized Issued and outstanding: 71,641,608 as of March 31, 2009 and December 31, 2008	12	71,642	71,642
Additional paid-in capital	12	60,138,474	59,578,612
Accumulated deficit	12	(88,479,634)	(84,653,932)
Accumulated other comprehensive income	12	1,647,140	1,647,461
Total NCN Stockholders’ Deficit		(26,622,378)	(23,356,217)

Noncontrolling interests	12	(21,588)	-

TOTAL DEFICIT	12	(26,643,966)	(23,356,217)

TOTAL LIABILITIES AND DEFICIT		$10,407,467	$13,072,666

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
LOSS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (RESTATED)
(Unaudited)

	Note	For the three months ended March 31, 2009	For the three months ended March 31, 2008 (Restated (1))
REVENUES
Advertising services		$185,149	$584,167

COST OF REVENUES
Cost of advertising services		(452,259)	(3,961,340)

GROSS LOSS		(267,110)	(3,377,173)

OPERATING EXPENSES
Selling and marketing		(165,986)	(640,318)
General and administrative		(1,467,671)	(2,776,267)
Total Operating Expenses		(1,633,657)	(3,416,585)

LOSS FROM OPERATIONS		(1,900,767)	(6,793,758)

OTHER INCOME
Interest income		3,721	9,259
Other income		1,923	4
Total Other Income		5,644	9,263

INTEREST EXPENSE
Amortization of deferred charges and debt discount	10	(1,577,346)	(1,348,284)
Interest expense		(375,000)	(346,625)
Total Interest Expense		(1,952,346)	(1,694,909)

NET LOSS BEFORE INCOME TAXES		(3,847,469)	(8,479,404)
Income taxes		-	-
NET LOSS FROM CONTINUING OPERATIONS		(3,847,469)	(8,479,404)

DISCONTINUED OPERATIONS
Net income from discontinued operations, net of income taxes	15	-	34,554
NET INCOME FROM DISCONTINUED OPERATIONS		-	34,554

NET LOSS		(3,847,469)	(8,444,850)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS, NET OF INCOME TAXES		21,767	73,336

NET LOSS ATTRIBUTABLE TO NCN COMMON STOCKHOLDERS		$(3,825,702)	$(8,371,514)

OTHER COMPREHENSIVE (LOSS) INCOME
Total other comprehensive (loss) income		(142)	613,250
Less: foreign currency translation gain attributable to noncontrolling interests		(179)	(3,932)
Foreign currency translation (loss) gain attributable to NCN common stockholders		(321)	609,318

COMPREHENSIVE LOSS ATTRIBUTABLE TO NCN COMMON STOCKHOLDERS		$(3,826,023)	$(7,762,196)

NET INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED
Loss per common share from continuing operations attributable to NCN common stockholders	14	(0.05)	(0.12)
Income per common share from discontinued operations attributable to NCN common stockholders	14	-	-
Net loss per common share – basic and diluted	14	$(0.05)	$(0.12)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	14	71,641,608	71,418,201

AMOUNTS ATTRIBUTABLE TO NCN COMMON STOCKHOLDERS
Loss from continuing operations, net of tax	14	(3,825,702)	(8,389,710)
Discontinued operations, net of tax	14	-	18,196
NET LOSS ATTRIBUTABLE TO NCN COMMON STOCKHOLDERS	14	$(3,825,702)	$(8,371,514)

(1) See Note 4 – Restatement and Reclassification

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (RESTATED)
(Unaudited)

	For the three months ended March 31, 2009	For the three months ended March 31, 2008 (Restated (1))
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(3,825,702)	$(8,389,710)
Net income from discontinued operations	-	18,196
Net loss attributable to NCN common stockholders	(3,825,702)	(8,371,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:
Equipment and intangible assets	145,079	441,958
Deferred charges and debt discount	1,577,346	1,348,284
Stock-based compensation for service	559,861	774,743
Loss on disposal of equipment	8,400	-
Write-back of allowance for doubtful debt	(231,985)	-
Noncontrolling interests	(21,767)	(73,336)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	258,213	(129,564)
Prepayments for advertising operating rights	(90,663)	(235,690)
Prepaid expenses and other current assets	292,104	(3,781,917)
Accounts payable, accrued expenses and other payables	(829,365)	953,253
Net cash used in operating activities	(2,158,479)	(9,073,783)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(52,488)	(2,684,884)
Proceeds from sales of equipment	45,530	-
Net cash used in acquisition of subsidiaries, net	-	(2,571,749)
Net cash used in investing activities	(6,958)	(5,256,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 3% convertible promissory note, net of costs	-	33,900,000
Repayment of 12% convertible promissory note	-	(5,000,000)
Net cash provided by financing activities	-	28,900,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH	7,233	581,470

NET (DECREASE) INCREASE IN CASH	(2,158,204)	15,151,054

CASH, BEGINNING OF PERIOD	7,717,131	2,233,528

CASH, END OF PERIOD	$5,558,927	$17,384,582

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	-	-
Interest paid for convertible promissory notes	-	346,625
Interest paid for capital lease arrangement	-	-
Non-cash activities:
Issuance of common stock for acquisition of subsidiaries	$-	$3,738,000
   (1) See Note 4 – Restatement and Reclassification

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

The condensed consolidated financial statements for the three months ended March 31, 2009 and 2008 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, previously filed with the Securities and Exchange Commission on March 27, 2009.

NOTE 2.                   ORGANIZATION AND PRINCIPAL ACTIVITIES

NCN is principally engaged in the provision of out-of-home advertising in China. Since late 2006, the Company has been operating an advertising network of roadside LED digital video panels, mega-size LED digital video billboards and light boxes in major Chinese cities.

Network CN Inc., originally incorporated on September 10, 1993 under the name EC Capital Limited, is a Delaware company with headquarters in the Hong Kong Special Administrative Region, the PRC. The Company was operated by different management teams in the past, under different operating names, pursuing a variety of business ventures. Between 2004 and 2006, the Company operated under the name Teda Travel Group Inc., which was primarily engaged in the provision of management services to hotels and resorts in China. On August 1, 2006, the Company changed its name to “Network CN Inc.” in order to better reflect its new vision to build a nationwide information and entertainment network in China through its business in Travel Network and Media Network. In 2008, the Company disposed of its entire travel network in order to focus on Media Network. Accordingly, such travel business has been classified as discontinued operations for all periods presented (see Note 15 – Discontinued Operations for details).

Details of the Company’s principal subsidiaries and variable interest entities as of March 31, 2009 are described in Note 5 – Subsidiaries and Variable Interest Entities.

Going Concern

The Company has experienced continuous recurring net losses in recent years. The net losses of the Company for the three months ended March 31, 2009 and 2008 were $3.8 million and $8.4 million respectively. Additionally, the Company has net cash used in operating activities of $2.2 million and $9.1 million for the three months ended March 31, 2009 and 2008 respectively. As of March 31, 2009, the Company recorded a stockholders’ deficit of $26.6 million. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In response to current financial conditions, the Company has undergone drastic cost-cutting exercise including reduction of the Company’s workforce, rentals, as well as selling and marketing expenses and other general and administrative expenses. Certain commercially non-viable concession right contracts were terminated and management has successfully negotiated with certain authority parties of concession rights to reduce advertising operating right fees. In addition, the Company has explored various means of obtaining additional financing. As of April 2, 2009, the Company entered into a new financing arrangement with the holders of its convertible notes and warrants and certain other investors, pursuant to which $45 million of 3% convertible promissory notes was converted into common stock and the remaining $5 million of the notes was exchanged for $5 million of 1% convertible promissory notes (see Note 17 – Subsequent Events for details). Accordingly, management believes that there are sufficient financial resources to meet the cash requirements for the next 12 months and the condensed consolidated financial statements have been prepared on a going concern basis.

NOTE 3                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation and Preparation

These condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America.

These condensed consolidated financial statements were prepared on a going concern basis. The Company has determined that the going concern basis of preparation is appropriate based on its estimates and judgments of future performance of the Company, future events and projected cash flows. At each balance sheet date, the Company evaluates its estimates and judgments as part of its going concern assessment. Based on its assessment, the Company believes there are sufficient financial and cash resources to finance the Company as a going concern in the next twelve months. Accordingly, management has prepared the condensed consolidated financial statements on a going concern basis.

(B) Principles of Consolidation

The condensed consolidated financial statements include the financial statements of Network CN Inc., its subsidiaries and variable interest entities. Variable interest entities are those entities in which the Company, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the Company is the primary beneficiary of these entities. In accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”), the primary beneficiary is required to consolidate the variable interest entities for financial reporting purposes. All significant intercompany transactions and balances have been eliminated upon consolidation.

(C) Use of Estimates

In preparing condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Differences from those estimates are reported in the period they become known and are disclosed to the extent they are material to the condensed consolidated financial statements taken as a whole.

(D) Cash and Cash Equivalents

Cash includes cash on hand, cash accounts, and interest bearing savings accounts placed with banks and financial institutions. For the purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2009 and 2008, the Company had no cash equivalents.

(E) Allowance for Doubtful Debts

Allowance for doubtful debts is made against receivable to the extent they are considered to be doubtful. Receivables in the condensed consolidated balance sheet are stated net of such allowance. The Company records its allowance for doubtful debts based upon its assessment of various factors. The Company considers historical experience, the age of the receivable balances, the credit quality of its customers, current economic conditions, and other factors that may affect customers’ ability to pay to determine the level of allowance required.

(F) Prepayments for Advertising Operating Rights, Net

Prepayments for advertising operating rights are measured at cost less accumulated amortization and impairment losses. Cost includes prepaid expenses directly attributable to the acquisition of advertising operating rights. Such prepaid expenses are in general charged to the condensed consolidated statements of operations on a straight-line basis over the operating period. All the costs expected to be amortized after 12 months of the balance sheet date are classified as non-current assets.

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

When equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is reflected in the condensed consolidated statements of operations. Repairs and maintenance costs on equipment are expensed as incurred.

(H) Intangible Assets, Net

Intangible assets are stated at cost less accumulated amortization and impairment losses. Intangible assets that have indefinite useful lives are not amortized. Other intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives of 16 months to 20 years. The amortization methods and estimated useful lives of intangible assets are reviewed regularly.

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

(J) Deferred Charges, Net

Deferred charges are fees and expenses directly related to the issuance of convertible promissory notes, including placement agents’ fees. Deferred charges are capitalized and amortized over the life of the convertible promissory notes using the effective yield method. Amortization of deferred charges is included in interest expense on the condensed consolidated statements of operations while the unamortized balance is included in deferred charges on the condensed consolidated balance sheets.

(K) Convertible Promissory Notes and Warrants

During 2007 and 2008, the Company issued a 12% convertible promissory note and warrants and 3% convertible promissory notes and warrants. As of March 31, 2009 and December 31, 2008, the warrants and embedded conversion feature were classified as equity under Emerging Issues Task Force (“EITF”) Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and met the other criteria in paragraph 11(a) of Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities”. Such classification will be reassessed at each balance sheet date. The Company allocated the proceeds of the convertible promissory notes between convertible promissory notes and the financial instruments related to warrants associated with convertible promissory notes based on their relative fair values at the commitment date. The fair value of the financial instruments related to warrants associated with convertible promissory notes was determined utilizing the Black-Scholes option pricing model and the respective allocated proceeds to the warrants is recorded in additional paid-in capital. The embedded beneficial conversion feature associated with convertible promissory notes was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital in accordance with EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” and EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”.

The portion of debt discount resulting from the allocation of proceeds to the financial instruments related to warrants associated with convertible promissory notes is being amortized to interest expense over the life of the convertible promissory notes, using the effective yield method. For the portion of debt discount resulting from the allocation of proceeds to the beneficial conversion feature, it is amortized to interest expense over the term of the notes from the respective dates of issuance using the effective yield method.

(L) Early Redemption of Convertible Promissory Notes

Should early redemption of convertible promissory notes occur, the unamortized portion of the associated deferred charges and debt discount would be fully written off and any early redemption premium will be recognized as expense upon its occurrence. All related charges, if material, would be aggregated and included in a separate line “charges on early redemption of convertible promissory notes”. Such an expense would be included in ordinary activities on the condensed consolidated statements of operations as required by SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.

Pursuant to the provisions of agreements in connection with the 3% convertible promissory notes, in the event of a default, or if the Company’s actual earnings per share (“EPS”) in any fiscal year is less than 80% of the respective EPS target, certain investors may require the Company to redeem the 3% Convertible Promissory Notes at 100% of the principal amount, plus any accrued and unpaid interest, plus an amount representing a 20% internal rate of return on the then outstanding principal amount. The Company accounts for such potential liability of 20% internal rate of return on the then outstanding principal amount in accordance with SFAS No. 5 “Accounting for Contingencies”.

(M) Revenue Recognition

For advertising services, the Company recognizes revenue in the period when advertisements are either aired or published. Revenues from advertising barter transactions are recognized in the period during which the advertisements are either aired or published. Expenses from barter transactions are recognized in the period as incurred. Barter transactions are accounted in accordance with EITF Issue No. 99-17 “Accounting for Advertising Barter Transactions”, which are recorded at the fair value of the advertising provided based on the Company’s own historical practice of receiving cash for similar advertising from buyers unrelated to the counterparty in the barter transactions. The amounts included in advertising services revenue and general and administrative for barter transactions were $nil for the three months ended March 31, 2009 and 2008.

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

(P) Comprehensive Income (Loss)

The Company follows SFAS No. 130 “Reporting Comprehensive Income” for the reporting and display of its comprehensive income (loss) and related components in the financial statements and thereby reports a measure of all changes in equity of an enterprise that results from transactions and economic events other than transactions with the shareholders. Items of comprehensive income (loss) are reported in both the consolidated statements of operations and comprehensive loss and the consolidated statement of stockholders’ equity.

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

The diluted net loss per share is the same as the basic net loss per share for the three months ended March 31, 2009 and 2008 as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

(R) Operating Leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Payments made under operating leases are charged to the condensed consolidated statements of operations on a straight-line basis over the lease period.

(S) Foreign Currency Translation

The assets and liabilities of the Company’s subsidiaries and variable interest entities denominated in currencies other than U.S. dollars are translated into U.S. dollars using the applicable exchange rates at the balance sheet date. For condensed consolidated statements of operations’ items, amounts denominated in currencies other than U.S. dollars were translated into U.S. dollars using the average exchange rate during the period. Equity accounts were translated at their historical exchange rates. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholders’ equity as accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are reflected in the condensed consolidated statements of operations.

(T) Fair Value of Financial Instruments

SFAS No. 157 “Fair Value Measurements” defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

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

Level 1 - Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 - Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The carrying value of the Company’s financial instruments, which consist of cash, accounts receivable, prepayments for advertising operating rights, prepaid expenses and other current assets, accounts payable, accrued expenses and other payables, approximates fair value due to the short-term maturities.

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

(U) Concentration of Credit Risk

The Company places its cash with various financial institutions. The Company believes that no significant credit risk exists as these cash investments are made with high-credit-quality financial institutions.

All the revenue of the Company and a significant portion of the Company’s assets are generated and located in China. The Company’s business activities and accounts receivable are mainly from advertising services. Deposits are usually collected from customers in advance and the Company performs ongoing credit evaluation of its customers. The Company believes that no significant credit risk exists as credit loss.

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

(W) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. Effective January 1, 2008, the Company adopted the measurement and disclosure other than those requirements related to nonfinancial assets and liabilities in accordance with guidance from FASB Staff Position 157-2 “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of fiscal year 2009. In April 2009, the FASB issued Staff Position No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in SFAS No. 157 “Fair Value Measurements”, which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP FAS No. 157-4 will be applied prospectively and will be effective for interim and annual reporting periods ending after June 15, 2009. The Company believes the adoption of SFAS No. 157 for nonfinancial assets and liabilities will not have a significant effect on its consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations” (“SFAS No. 141(R)”), replacing SFAS No. 141 “Business Combinations” (“SFAS No. 141”), and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and re-measured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS No. 160 improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 141(R) and SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. In April 2009, the FASB issued Staff Position No. FAS 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP FAS No. 141(R)-1”). FSP FAS No. 141(R)-1 applies to all assets acquired and all liabilities assumed in a business combination that arise from contingencies. FSP FAS No. 141(R)-1 states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if the following criteria, consistent with SFAS No. 5 “Accounting for Contingencies”, are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. FSP FAS No. 141(R)-1 will be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) and FSP FAS No. 141(R)-1 did not have a material impact on our financial statements. Beginning January 1, 2009, the Company has applied the provisions of SFAS No. 160 to its accounting for noncontrolling interests and its financial statement disclosures. The disclosure provisions of such standard have been applied to all periods presented in the accompanying condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of SFAS No. 161 did not have a material impact on our financial statements.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the accounting principles to be used. Any effect of applying the provisions of this statement will be reported as a change in accounting principle in accordance with SFAS No. 154 “Accounting Changes and Error Corrections”. SFAS No. 162 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS No. 162 did not have a material impact on our financial statements.

In May 2008, the FASB issued SFAS No. 163 “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60”. The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”. This Statement will not have any impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion”. APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The adoption of APB 14-1 did not have a material impact on our financial statements.

In June 2008, the FASB issued EITF Issue No. 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 “Accounting for Derivatives and Hedging Activities” (“SFAS No. 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No. 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The adoption of EITF No. 07-5 did not have a material impact on our financial statements.

In June 2008, the FASB issued EITF Issue No. 08-4 “Transition Guidance for Conforming Changes to Issue No. 98-5” (“EITF No. 08-4”). The objective of EITF No. 08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted.  The adoption of EITF No. 08-04 did not have a material impact on our financial statements.

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. The disclosures about plan assets required by FSP FAS 132(R)-1 must be provided for fiscal years ending after December 15, 2009. As this pronouncement is only disclosure-related, it will not have an impact on the financial position and results of operations.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB No. 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB Opinion No. 28-1”). FSP FAS No. 107-1 and APB Opinion No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value. Prior to the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the Company will now be required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the condensed consolidated balance sheets at fair value. FSP FAS No. 107-1 and APB Opinion No. 28-1 will be effective for interim reporting periods that end after June 15, 2009. As this pronouncement is only disclosure-related, it will not have an impact on the financial position and results of operations.

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

The restatement adjustments corrected the accounting errors arising from its misapplication of accounting policies to the discount associated with the beneficial conversion feature attributed to the issuance of the 3% convertible promissory notes in 2007. The Company initially amortized the discount according to EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio”, which stated that discount resulting from allocation of proceeds to the beneficial conversion feature should be recognized as interest expense over the minimum period from the date of issuance to the date of earliest conversion. As the notes are convertible at the date of issuance, the Company fully amortized such discount through interest expense at the date of issuance accordingly. However, according to Issue 6 of EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, EITF Issues No. 98-5 should be modified to require the discount related to the beneficial conversion feature to be accreted from the date of issuance to the stated redemption date regardless of when the earliest conversion date occurs using the effective interest method. The restatement adjustments were to reflect the retrospective application of the Issue 6 of EITF Issue No. 00-27.

The restatement affected our previously reported non-cash interest expense, net loss, long-term debt and stockholders’ equity but had no effects on our cash flow. There was no change to each subtotal (operating, investing and financing activities) in the Company’s condensed consolidated statements of cash flows as a result of the restatement. Certain balances related to line items within certain cash flows were corrected as part of the restatement. The restatement in the condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 is as follows:

For the three months ended March 31, 2008	As Previously Reported	Restatement Adjustments	As Restated
Interest Expense
Amortization of deferred charges and debt discount	$11,790,530	$(10,442,246)	$1,348,284
Net loss attributable to NCN common stockholders	(18,813,760)	10,442,246	(8,371,514)
Comprehensive loss	(18,204,442)	10,442,246	(7,762,196)
Net loss per common share – basic and diluted	$(0.26)	$0.14	$(0.12)

As of March 31, 2008	As Previously Reported	Restatement Adjustments	As Restated
Liabilities
3% convertible promissory notes due 2011, net	$42,045,203	$(15,102,206)	$26,942,997
Total liabilities	48,026,189	(15,102,206)	32,923,983
Stockholders’ Equity
Accumulated deficit	(48,642,819)	15,102,206	(33,540,613)
Total stockholder’s equity	$9,127,580	$15,102,206	$24,229,786

(b)           Reclassification

To better present the results of the Company, the “by function of expense” method for the presentation of the condensed consolidated statements of operations and comprehensive loss has been adopted. Comparative amounts for prior periods have been reclassified in order to achieve a consistent presentation.

In addition, the Company completed the disposal of travel network during the year ended December 31, 2008. As a result of the disposal, the condensed consolidated financial statements of the Company reflect travel network operation as discontinued operations for all presented periods. Accordingly, revenues and costs and expenses of travel network have been excluded from the respective accounts in the condensed consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes, as “Net income from Discontinued Operations, Net of Income Taxes”. For details, please refer to Note 15 – Discontinued Operations.

The above reclassification does not have an effect on net loss and net loss per share.

NOTE 5.                   SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal consolidated subsidiaries and variable interest entities as of March 31, 2009 were as follows:

Name	Place of Incorporation	Ownership interest attributable to the Company	Principal activities
NCN Group Limited	BVI	100%	Investment holding
NCN Media Services Limited	BVI	100%	Investment holding
Crown Winner International Limited	Hong Kong	100%	Investment holding
Cityhorizon Limited	Hong Kong	100%	Investment holding

NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
NCN Huamin Management Consultancy (Beijing) Company Limited	PRC	100%	Provision of administrative and management services
Shanghai Quo Advertising Company Limited	PRC	100%	Provision of advertising services
Xuancaiyi (Beijing) Advertising Company Limited	PRC	51%	Provision of advertising services
Teda (Beijing) Hotels Management Limited	PRC	100%	Dormant; undergoing liquidation process
NCN Travel Services Limited	BVI	100%	Dormant
Linkrich Enterprise Advertising and Investment Limited	Hong Kong	100%	Dormant
Cityhorizon Limited	BVI	100%	Investment holding
Huizhong Lianhe Media Technology Co., Ltd	PRC	100%	Provision of high-tech services
Beijing Huizhong Bona Media Advertising Co., Ltd.	PRC	100%	Provision of advertising services
Huizhi Botong Media Advertising Beijing Co., Ltd	PRC	100%	Provision of advertising services
Crown Eagle Investment Limited	Hong Kong	100%	Dormant
Profit Wave Investment Limited	Hong Kong	100%	Dormant
Qingdao Zhongan Boyang Advertising Co., Ltd.	PRC	60%	Provision of advertising services

NOTE 6.                 ACCOUNTS RECEIVABLE, NET

Accounts receivable, net as of March 31, 2009 and December 31, 2008 were as follows:

	As of March 31, 2009 (Unaudited)	As of December 31, 2008 (Audited)
Accounts receivable	$383,828	$817,643
Less: allowance for doubtful debts	(302,451)	(600,241)
Total	$81,377	$217,402

For the three months ended March 31, 2009 and 2008, the Company recorded a write-back of allowance for doubtful debts for accounts receivable of $122,188 and $nil respectively. Such write-back of allowance for doubtful debts was included in general and administrative expenses in the condensed consolidated statements of operations. The Company also recorded a write-off of certain allowance for doubtful debts for accounts receivable of $175,593 and $nil for the three months ended March 31, 2009 and 2008 respectively.

NOTE 7.                 PREPAYMENTS FOR ADVERTISING OPERATING RIGHTS, NET

Prepayments for advertising operating rights, net as of March 31, 2009 and December 31, 2008 were as follows:

	As of March 31, 2009 (Unaudited)	As of December 31, 2008 (Audited)
Gross carrying amount	$4,456,869	$24,606,150
Less: accumulated amortization	(1,666,331)	(16,275,735)
Less: provision for impairment	(2,289,096)	(7,912,303)
Prepayments for advertising operating rights, net	$501,442	$418,112

Total amortization expense of prepayments for advertising operating rights of the Company for the three months ended March 31, 2009 and 2008 were $229,292 and $3,496,248 respectively. The amortization expense of prepayments for advertising operating rights was included as cost of advertising services in the condensed consolidated statements of operations.

NOTE 8.                 PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of March 31, 2009 and December 31, 2008 were as follows:

	As of March 31, 2009 (Unaudited)	As of December 31, 2008 (Audited)
Rental deposits	$84,789	$93,294
Deposits paid for soliciting potential media projects	-	3,109,609
Payments from customers withheld by a third party	1,402,503	1,402,751
Other receivables	57,267	2,937,228
Prepaid expenses	314,340	222,679
Sub-total	1,858,899	7,765,561
Less: allowance for doubtful debts	(1,411,074)	(7,135,429)
Total	$447,825	$630,132

For the three months ended March 31, 2009 and 2008, the Company recorded a write-back of allowance for doubtful debts for prepaid expenses and other current assets of $109,797 and $nil respectively. Such write-back of allowance for doubtful debts was included in general and administrative expenses in the condensed consolidated statements of operations. The Company also recorded a write-off of certain allowance for doubtful debts for prepaid expenses and other current assets of $5,613,760 and $nil for the three months ended March 31, 2009 and 2008 respectively.

NOTE 9.                 INTANGIBLE ASSETS, NET

Intangible assets, net as of March 31, 2009 and December 31, 2008 were as follows:

	As of March 31, 2009 (Unaudited)	As of December 31, 2008 (Audited)
Amortized intangible rights		$
Gross carrying amount	$6,551,031		7,137,097
Less: accumulated amortization	(752,155)		(1,312,790)
Less: provision for impairment loss	(5,375,000)		(5,375,000)
Amortized intangible rights, net	423,876		449,307

Amortized acquired application systems
Gross carrying amount	1,973,865		1,973,865
Less: accumulated amortization	(197,388)		(197,388)
Less: provision for impairment loss	(1,776,477)		(1,776,477)
Amortized acquired application systems, net	-		-

Intangible assets, net	$423,876		$449,307

Total amortization expense of intangible assets of the Company for the three months ended March 31, 2009 and 2008 were $25,431and $259,665 respectively.

NOTE 10.               CONVERTIBLE PROMISSORY NOTES AND WARRANTS

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

As of March 31, 2009, none of the warrants associated with 12% Convertible Promissory Note was exercised.

On February 13, 2008, the Company fully redeemed 12% Convertible Promissory Note due May 2008 at a redemption price equal to 100% of the principal amount of $5,000,000 plus accrued and unpaid interest. No penalty or premium was charged for such early redemption. The Company recognized the unamortized portion of the associated deferred charges and debt discount of $48,261 and $149,885 respectively, as expenses included in amortization of deferred charges and debt discount on the condensed consolidated statements of operations during the three months ended March 31, 2008.

(B)  3% Convertible Promissory Notes and Warrants

On November 19, 2007, the Company and Quo Advertising entered into a 3% Note and Warrant Purchase Agreement (the “Purchase Agreement”) with affiliated investment funds of Och-Ziff Capital Management Group (the “Investors”), pursuant to which the Company agreed to issue 3% Senior Secured Convertible Notes due June 30, 2011 in the aggregate principal amount of up to $50,000,000 (the “3% Convertible Promissory Notes”) and warrants to acquire an aggregate amount of 34,285,715 shares of common stock of the Company (the “Warrants”).

The 3% Convertible Promissory Notes and Warrants were issued in three tranches:

1)           On November 19, 2007, Convertible Notes in the aggregate principal amount of $6,000,000, Warrants exercisable for 2,400,000 shares at $2.50 per share and Warrants exercisable for 1,714,285 shares at $3.50 per share were issued;

2)           On November 28, 2007, Convertible Notes in the aggregate principal amount of $9,000,000, Warrants exercisable for 3,600,000 shares at $2.50 per share and Warrants exercisable for 2,571,430 shares at $3.50 per share were issued; and

3)           On January 31, 2008 (the “Third Closing”), Convertible Notes in the aggregate principal amount of $35,000,000, Warrants exercisable for 14,000,000 shares at $2.50 per share and Warrants exercisable for 10,000,000 shares at $3.50 per share were issued.

The 3% Convertible Promissory Notes bore interest at 3% per annum payable semi-annually in arrears and were convertible into shares of common stock at an initial conversion price of $1.65 per share, subject to customary anti-dilution adjustments. In addition, the conversion price was subject to adjusted downward on an annual basis if the Company should fail to meet certain annual EPS targets described in the Purchase Agreement. The EPS targets for fiscal 2008, 2009 and 2010 are $0.081, $0.453, and $0.699 respectively. In the event of a default, or if the Company’s actual EPS as defined in the Purchase Agreement for any fiscal year is less than 80% of the respective EPS target, certain Investors may require the Company to redeem the 3% Convertible Promissory Notes at 100% of the principal amount, plus any accrued and unpaid interest, plus an amount representing a 20% internal rate of return on the then outstanding principal amount. The Warrants were to expire on June 30, 2011 and granted the holders the right to acquire shares of common stock at $2.50 and $3.50 per share, subject to customary anti-dilution adjustments. The exercise price of the Warrants will also be adjusted downward whenever the conversion price of the 3% Convertible Promissory Notes is adjusted downward. In connection with the issuance of the 3% Senior Secured Convertible Notes, the Company also entered into registration rights agreement with the Investors, pursuant to which, as amended, the Company agreed to file at their request, a registration statement registering for resale any shares issued to the Investor upon conversion of the 3% Convertible Promissory Notes or exercise of the Warrants.

On January 31, 2008, the Company issued $35,000,000 in 3% Convertible Promissory Notes and amended and restated $15,000,000 in 3% Convertible Promissory Notes issued in late 2007. Concurrent with the Third Closing, the Company loaned substantially all the proceeds from 3% Convertible Promissory Notes to its directly wholly owned subsidiary, NCN Group Limited (the “NCN Group”), and such loan was evidenced by an intercompany note issued by NCN Group in favor of the Company (the “NCN Group Note”). At the same time, the Company entered into a Security Agreement, pursuant to which the Company granted to the collateral agent for the benefit of the convertible note holders a first-priority security interest in certain of its assets, including the NCN Group Note and 66% of the shares of the NCN Group. In addition, the NCN Group and certain of the Company’s indirectly wholly owned subsidiaries each granted the Company a security interest in certain of the assets of such subsidiaries to, among other things, secure the NCN Group Note and certain related obligations.

As of December 31, 2008, the Company failed to meet EPS target for fiscal 2008. The Investors agreed the conversion price of the 3% Convertible Promissory Notes remained unchanged at $1.65 and have not proposed any adjustment to the conversion price as of December 31, 2008 and March 31, 2009. None of the conversion options and warrants associated with the above convertible promissory notes has been exercised.

On April 2, 2009, the Company entered into a new financing arrangement with the holders of the 3% Convertible Promissory Notes and warrants and certain other investors, pursuant to which, $45 million of original notes was converted into common stock and the remaining $5 million of the notes was exchanged for $5 million of 1% convertible promissory notes. In addition, the original holders agreed to cancel the warrants and terminate the security agreement and the investor rights agreement among them and the Company. For details, please refer to Note 17 – Subsequent Events.

The following table details the accounting treatment of the convertible promissory notes:

	12% Convertible Promissory Note	3% Convertible Promissory Notes (first and second tranches)	3% Convertible Promissory Notes (third tranche)	Total
Proceeds of convertible promissory notes	$5,000,000	$15,000,000	$35,000,000	$55,000,000
Allocation of proceeds:
Allocated relative fair value of warrants	(333,670)	(2,490,000)	(5,810,000)	(8,633,670)
Allocated intrinsic value of beneficial conversion feature	-	(4,727,272)	(11,030,303)	(15,757,575)
Total net proceeds of the convertible promissory notes	4,666,330	7,782,728	18,159,697	30,608,755
Repayment of convertible promissory note	(5,000,000)	-	-	(5,000,000)
Amortization of debt discount	333,670	2,034,549	4,322,965	6,691,184
Net carrying value of convertible promissory notes as of March 31, 2009	$-	$9,817,277	$22,482,662	$32,299,939

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

Both the warrants and embedded conversion features issued in connection with 12% convertible promissory note and 3% convertible promissory notes meet the criteria of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” for equity classification and also met the other criteria in paragraph 11(a) of SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”. Accordingly, the conversion features do not require derivative accounting. The intrinsic value of beneficial conversion feature is calculated according to EITF Issue No. 98-5  “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” and EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”. For 3% convertible promissory note, as the effective conversion price after allocating a portion of the proceeds to the warrants was less than the Company’s market price of common stock at commitment date, it was considered to have a beneficial conversion feature while for the 12% convertible promissory note, no beneficial conversion feature existed. The value of beneficial conversion feature is recorded as a reduction in the carrying value of the convertible promissory notes against additional paid-in capital. As the 3% convertible promissory notes has stated redemption date, the respective debt discount being equal to the value of beneficial conversion feature of $15,757,575 is amortized over the term of the notes from the respective date of issuance using the effective yield method.

Amortization of Deferred Charges and Debt Discount

The amortization of deferred charges and debt discount for the three months ended March 31, 2009 was as follows:

	Warrants	Conversion Features	Deferred Charges	Total
12% convertible promissory note	$-	$-	$-	$-
3% convertible promissory notes	500,919	950,996	125,431	1,577,346
Total	$500,919	$950,996	$125,431	$1,577,346

The amortization of deferred charges and debt discount for the three months ended March 31, 2008 was as follows:

	Warrants	Conversion Features	Deferred Charges	Total
12% convertible promissory note	$259,204	$-	$80,700	$339,904
3% convertible promissory notes	309,747	588,057	110,576	1,008,380
Total	$568,951	$588,057	$191,276	$1,348,284

NOTE 11.                      COMMITMENTS AND CONTINGENCIES

(a)  Commitments

1. Rental Lease Commitment

The Company’s existing rental leases do not contain significant restrictive provisions. The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases as of March 31, 2009:

Nine months ending December 31, 2009	$210,823
Fiscal years ending December 31,
2009	210,823
2010	180,277
2011	-
2012	-
Total	$391,100

2. Annual Advertising Operating Rights Fee Commitment

Since November 2006, the Company, through its subsidiaries NCN Media Services Limited, Quo Advertising, Xuancaiyi, Bona and Botong has acquired advertising rights from third parties to operate different types of advertising panels for certain periods.

The following table sets forth the estimated future annual commitment of the Company with respect to the advertising operating rights of 1,242 roadside advertising panels and 5 mega-size advertising panels that the Company held as of March 31, 2009:

Nine months ending December 31, 2009	$1,295,102
Fiscal years ending December 31,
2009	1,295,102
2010	1,036,127
2011	768,896
2012	485,398
2013	210,293
Thereafter	80,624
Total	$3,876,440

3. Capital commitments

As of March 31, 2009, the Company had commitments for capital expenditures in connection with construction of roadside advertising panels and mega-size advertising panels of approximately $18,000.

(b)           Contingencies

The Company accounts for loss contingencies in accordance with SFAS No. 5 “Accounting for Loss Contingencies” and other related guidelines. Set forth below is a description of certain loss contingencies as of March 31, 2009 and management’s opinion as to the likelihood of loss in respect of loss contingency.

On March 20, 2008, the Company’s wholly-owned subsidiary, NCN Huamin Management Consultancy (Beijing) Company Limited (“NCN Huamin”), entered into a rental agreement with Beijing Chengtian Zhihong TV & Film Production Co., Ltd. (“Chengtian”), pursuant to which, a certain office premises located in Beijing was leased from Chengtian to NCN Huamin for a term of three years, commencing April 1, 2008. On December 30, 2008, NCN Huamin issued a notice to Chengtian to terminate the rental agreement effective on December 31, 2008, as Chengtian had breached several provisions as stated in the rental agreement and refused to take any remedial actions. On January 14, 2009, NCN Huamin received a notice from Beijing Arbitration Commission that Chengtian, as plaintiff, had initiated a lawsuit against NCN Huamin seeking an aggregate of approximately $505,000 for unpaid rental-related expense plus accrued interest as well as compensation for unilateral termination of the rental contract. On February 25, 2009, NCN Huamin counter-claimed for breach of rental contract against Chengtian and asserted to claim an aggregate of approximately $155,000 from Chengtian for overpayment of rental expenses and compensation for Chengtian’s breach of contract.

At present, the outcome of this lawsuit cannot be reasonably predicted. The Company does not believe that the outcome of this pending litigation will have a material impact on the Company’s financial statements, or results of operations.

NOTE 12.               STOCKHOLDERS’ DEFICIT

(A)  Stock, Options and Warrants Issued for Services

1. In August 2006, the Company issued a warrant to purchase up to 100,000 shares of restricted common stock to a consultant at an exercise price $0.70 per share. One-fourth of the shares underlying the warrant became exercisable every 45 days beginning from the date of issuance. The warrant remains exercisable until August 25, 2016. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following assumptions and estimates: expected dividend 0%, volatility 192%, a risk-free rate of 4.5% and an expected life of one (1) year. The value of the warrant recognized $nil for the three months ended March 31, 2009 and 2008.

2. In July 2007, NCN Group Management Limited entered into Executive Employment Agreements (the “Agreements”) with Godfrey Hui, Chief Executive Officer, Daniel So, former Managing Director, Daley Mok, Chief Financial Officer, Benedict Fung, former President, and Stanley Chu, former General Manager. Pursuant to the Agreements, each executive was granted shares of the Company’s common stock subject to annual vesting over five years in the following amounts:  Mr. Hui, 2,000,000 shares; Mr. So, 2,000,000 shares; Dr. Mok 1,500,000 shares; Mr. Fung 1,200,000 shares and Mr. Chu, 1,000,000 shares. However, since Mr. So, Mr. Fung and Mr. Chu resigned from their respective positions in January 2009, they are no longer entitled to those shares that will be vested on December 31, 2009, 2010 and 2011 in the following amounts: Mr. So 1,500,000 shares; Mr. Fung 970,000 shares and Mr. Chu 790,000 shares. In connection with these stock grants and in accordance with SFAS 123R, the Company recognized non-cash stock-based compensation of $453,250 and $699,300 included in general and administrative expenses on the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 respectively. Out of the total shares granted under the Agreements, on January 2, 2008, an aggregate of 660,000 S-8 shares with par value of $0.001 each were vested and issued to the concerned executives.

3. In September, 2007, the Company entered into a service agreement with independent directors Peter Mak, Ronglie Xu, Joachim Burger (who resigned as a director of the Company on September 30, 2008), Gerd Jakob and Edward Lu. Pursuant to the service agreements, each independent director was granted shares of the Company’s common stock subject to a vesting period of ten months in the following amounts: Peter Mak: 15,000 shares; Ronglie Xu: 15,000 shares; Joachim Burger: 15,000 shares, Gerd Jakob: 10,000 shares and Edward Lu: 10,000 shares. In connection with these stock grants and in accordance with SFAS 123R, the Company recognized $nil and $43,485 of non-cash stock-based compensation included in general and administrative expenses on the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 respectively. On July 21, 2008, an aggregate of 65,000 S-8 shares of common stock of par value of $0.001 each were vested and issued to the independent directors.

4. In November 2007, the Company issued a warrant to purchase up to 300,000 shares of restricted common stock to a placement agent for provision of agency services in connection with the issuance of 3% convertible promissory notes at an exercise price $3.0 per share which are exercisable for a period of two years. The fair value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following weighted average assumptions: expected dividend 0%, volatility 182%, a risk-free rate of 4.05 % and an expected life of two (2) year. The value of the warrant recognized for the three months ended March 31, 2009 and 2008 were $31,959 and $31,958 respectively. As of March 31, 2009, none of the associated warrants was exercised.

5. In December 2007, the Company committed to grant 235,000 S-8 shares of common stock to certain employees of the Company for their services rendered during the year ended December 31, 2007. In connection with these stock grants and in accordance with SFAS 123R, the Company recognized non-cash stock-based compensation of $nil in general and administrative expenses on the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008. Such 235,000 S-8 shares of par value of $0.001 each were issued on January 2, 2008. In addition, the Company committed to grant another 30,000 S-8 shares of common stock to an employee pursuant to his employment contract for service rendered. The Company recognized the non-cash stock-based compensation of $nil for the three months ended March 31, 2009 and 2008 for such 30,000 S-8 shares granted. In October 2008, such 30,000 S-8 shares of common stock of par value of $0.001 each were vested and issued to the employee.

6. In June 2008, the Board of Directors resolved to grant 110,000 shares of common stock to the board of directors, Peter Mak, Ronglie Xu, Joachim Burger, Gerd Jakob, Edward Lu, Godfrey Hui, Daniel So, Daley Mok and Stanley Chu, as part of their directors’ fee for their service rendered during the period from July 1, 2008 to June 30, 2009. Each director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Peter Mak: 15,000 shares; Ronglie Xu: 15,000 shares; Joachim Burger: 15,000 shares; Gerd Jakob: 10,000 shares; Edward Lu: 10,000 shares; Godfrey Hui: 15,000 shares; Daniel So: 10,000 shares; Daley Mok: 10,000 shares and Stanley Chu: 10,000 shares. In connection with these stock grants and in accordance with SFAS 123R, the Company recognized $47,499 and $nil of non-cash stock-based compensation included in general and administrative expenses on the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 respectively.

7. In July 2008, the Company committed to grant 170,000 S-8 shares of common stock to certain employees of the Company for their services rendered. One of the employees resigned in January 2009 and his entitlement to 70,000 shares was canceled. In accordance with SFAS 123R, the Company reversed all previous recognized non-cash stock based compensation associated with such 70,000 shares. Accordingly, in connection with these stock grants, the Company recorded a net credit balance of non-cash stock based compensation of $4,258 and $nil for the three months ended March 31, 2009 and 2008 respectively.

8. In August 2008, the Company committed to grant 100,000 S-8 shares of common stock to a consultant for services rendered. The value of stock grant recognized for the three months ended March 31, 2009 and 2008 were $31,411 and $nil respectively.

(B)  Stock Issued for Acquisition

In January 2008, in connection with the acquisition of Cityhorizon BVI, the Company issued 1,500,000 shares of restricted common stock of par value of $0.001 each, totaling $3,738,000, as part of the consideration.

(C)   Conversion Option and Stock Warrants Issued in Notes Activities

On November 12, 2007, pursuant to the 12% Note and Warrant Purchase Agreement of $5,000,000, the Company issued warrants to purchase up to 250,000 shares of the Company’s common stock at the exercise price of $2.30 per share, which are exercisable for a period of two years to Wei An. The allocated proceeds to the warrants of $333,670 based on the relative fair value of 12% Convertible Promissory Notes and warrants were recorded as reduction in the carrying value of the note against additional-paid in capital. As the effective conversion price is higher than the Company’s market price of common stock at commitment date, no beneficial conversion existed. Please refer to Note 10 – Convertible Promissory Notes and Warrants for details.

On November 19, 2007, pursuant to the 3% Note and Warrant purchase Agreement, the Company issued warrants to purchase up to 2,400,000 shares of the Company’s common stock at the exercise price of $2.5 per share and 1,714,285 shares of the Company’s common stock at the exercise price of $3.5 per share associated with the convertible notes of $6,000,000 in the first closing. On November 28, 2007, the Company also issued warrants to purchase up to 3,600,000 shares of the Company’s common stock at the exercise price of $2.5 per share and 2,571,430 shares of the Company’s common stock at the exercise price of $3.5 per share. The allocated proceeds to these warrants were $2,490,000 in aggregate which were recorded as reduction in the carrying value of the notes against additional paid-in capital. As the effective conversion price after allocating a portion of the proceeds to the warrants was less than the Company’s market price of common stock at commitment date, it was considered to have a beneficial conversion feature with value of $4,727,272 recorded as a reduction in the carrying value of the notes against additional paid-in capital. Please refer to Note 10 – Convertible Promissory Notes and Warrants for details.

On January 31, 2008, the Company issued $35,000,000 in 3% Convertible Promissory Notes and amended and restated $15,000,000 in 3% Convertible Promissory Notes issued in late 2007. In addition, the Company issued additional warrants to purchase 14,000,000 shares of the Company’s common stock at $2.50 per share and warrants to purchase 10,000,000 shares of the Company’s common stock at $3.50 per share. The allocated proceeds to these warrants were $5,810,000 in aggregate which were recorded as reduction in the carrying value of the notes against additional paid-in capital. As the effective conversion price after allocating a portion of the proceeds to the warrants was less than the Company’s market price of common stock at commitment date, it was considered to have a beneficial conversion feature with value of $11,030,303 recorded as a reduction in the carrying value of the notes against additional paid-in capital. Please refer to Note 10 – Convertible Promissory Notes and Warrants for details.

(D)	Changes in Deficit

The following table summarizes the changes in deficit for the three months ended March 31, 2009:

	Noncontrolling Interests	NCN Common Stockholders	Total
Total deficit as of December 31, 2008	$-	$(23,356,217)	$(23,356,217)
Net loss	(21,767)	(3,825,702)	(3,847,469)
Other comprehensive income (loss)	179	(321)	(142)
Preferred stock	-	-	-
Common stock	-	-	-
Additional paid-in capital	-	559,862	559,862
Total deficit as of March 31, 2009	$(21,588)	$(26,622,378)	$(26,643,966)

NOTE 13.                  RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2009 and 2008, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

NOTE 14.                  NET INCOME (LOSS) PER COMMON SHARE

Net loss per share information for the three months ended March 31, 2009 and 2008 was as follows:

	For the three months ended March 31, 2009 (Unaudited)	For the three months ended March 31, 2008 (Unaudited)
Numerator:
Net loss from continuing operations attributable to NCN common stockholders	$(3,825,702)	$(8,389,710)
Net income from discontinued operations attributable to NCN common stockholders	-	18,196
Net loss attributable to NCN common stockholders	(3,825,702)	(8,371,514)
Denominator:
Weighted average number of shares outstanding, basic	71,641,608	71,418,201
Effect of dilutive securities	-	-
Options and warrants	-	-
Weighted average number of shares outstanding, diluted	71,641,608	71,418,201

Net income (loss) per common share – basic and diluted
Continuing operations	(0.05)	(0.12)
Discontinued operations	-	-
Net loss per common share – basic and diluted	$(0.05)	$(0.12)

The diluted net loss per common share is the same as the basic net loss per common share for the three months ended March 31, 2009 and 2008 as the ordinary shares to be issued under stock options and warrants outstanding are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. The securities that could potentially dilute basic net income (loss) per common share in the future that were not included in the computation of diluted net income (loss) per common share because of anti-dilutive effect as of March 31, 2009 and 2008 were summarized as follows:

	For the three months ended March 31, 2009 (Unaudited)	For the three months ended March 31, 2008 (Unaudited)
Potential common equivalent shares:
Stock warrants for services (1)	-	64,869
Conversion feature associated with convertible promissory notes to common stock	-	10,466,200
Common stock to be granted to directors executives and employees for services (including non-vested shares)	3,975,000	7,105,000
Common stock to be granted to consultants for services (including non-vested shares)	100,000	-
Total	4,075,000	17,636,069

Remarks:

(1)
 As of March 31, 2009, the number of potential common equivalent shares associated with warrants issued for services was nil, which was related to a warrant to purchase 100,000 common stock issued by the Company to a consultant in 2006 for service rendered at an exercise price of $0.70, which expired in August 2016.

NOTE 15.                  DISCONTINUED OPERATIONS

In September 2008, the Company disposed of its entire travel network which was classified as one of the Company’s business segments in order to focus on its media business. Accordingly, the Company entered into stock purchase agreements to dispose of its entire travel network which included the sale of NCN Management Services Group (including Tianma) and NCN Landmark Group.

The Company treated the sale of entire travel network as discontinued operations. Accordingly, revenues, costs and expenses of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes, as “Net Income from Discontinued Operations, Net of Income Taxes”.

Summary operating results for the discontinued operations for travel network were as follows:

	For the three months ended March 31, 2009 (Unaudited)	For the three months ended March 31, 2008 (Unaudited)
Revenues	$-	$8,458,482
Cost of revenues	-	(8,301,823)
Gross profit	-	156,659
Operating expenses	-	(141,225)
Other income	-	17,734
Interest income	-	1,386
Income from discontinued operations, net of income taxes	$-	$34,554

NOTE 16.                 BUSINESS SEGMENTS FROM CONTINUING OPERATIONS

In September 2008, the Company disposed of its entire travel business. Accordingly, the Company now operates in one single business segment: Media Network, providing out-of home advertising services.

NOTE 17.                 SUBSEQUENT EVENTS

On April 2, 2009, the Company entered into a new financing arrangement with the holders of the 3% Convertible Promissory Notes and Warrants and certain other investors.

Pursuant to a note exchange and option agreement, dated April 2, 2009, between the Company and Keywin Holdings Limited ( “Keywin”), Keywin exchanged the 3% Convertible Promissory Notes in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 307,035,463 shares of the Company’s common stock and an option to purchase an aggregate of 122,814,185 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000, exercisable for a three-month period commencing on April 2, 2009.

Pursuant to a note exchange agreement, dated April 2, 2009, among the Company and the Investors, the parties agreed to cancel the 3% Convertible Promissory Notes in the principal amount of $5,000,000 held by the Investors (including all accrued and unpaid interest thereon), and all of the Warrants, in exchange for the Company’s issuance of new 1% Unsecured Senior Convertible Promissory Notes due 2012 in the principal amount of $5,000,000 (the “New Notes”). The New Notes bear interest at 1% per annum, payable semi-annually in arrears, mature on April 1, 2012, and are convertible at any time into shares of our common stock at an initial conversion price of $0.02326 per share, subject to customary anti-dilution adjustments. In addition, in the event of a default, the holders will have the right to redeem the New Notes at 110% of the principal amount, plus any accrued and unpaid interest. The parties also agreed to terminate the security agreement and release all security interests arising out of the Purchase Agreement and the 3% Convertible Promissory Notes.

In connection with the issuance of the New Notes, the Company agreed to provide Keywin and the Investors certain registration rights in respect of the Company’s common stock issued to Keywin, issuable upon conversion of the option issued to Keywin and issuable upon conversion of the New Notes, pursuant to a Registration Rights Agreement, dated April 2, 2009, among the Company, the Investors and Keywin.

On April 2, 2009, the Company also entered into a Letter Agreement and Termination of Investor Rights Agreement with the Investors and Keywin (the “Letter Agreement”), pursuant to which the parties agreed to terminate the Investor Rights Agreement, dated November 19, 2007, entered into between the Company and the Investors in connection with the Purchase Agreement.

Pursuant to the Letter Agreement, the Company also agreed to provide certain co-sale rights to the Investors. In the event that Keywin, its affiliates and/or any of the officers or directors of the Company (collectively, the “Controlling Stockholders”) propose to transfer, sell, assign or otherwise dispose of, directly or indirectly, any of its or their securities in the Company (the “Selling Controlling Stockholder”) in a transaction which, together with previous transfers or sales, would constitute a Change in Control (as defined in the Letter Agreement), then each of the Investors (and their assigns) will have the right to sell, at their sole election, together with such Selling Controlling Stockholder, up to their entire interest in the Company (including either the New Notes or the securities issuable upon conversion of the New Notes), except that any such co-sale must be on the same terms and conditions agreed to by the Selling Controlling Stockholder.

Pursuant to the Letter Agreement, the parties also agreed to certain limitations on conversion of the New Notes. The Investors agreed that they would not convert, and the Company agreed that it would not issue any shares of its common stock upon any attempted conversion or exercise of, any portion of the New Notes, if after giving effect to such conversion, the Investors (together with their affiliates) collectively would have acquired, through the conversion of the New Notes or otherwise, beneficial ownership of a number of shares of the Company’s common stock in excess of 9.99% of the aggregate number of shares of common stock outstanding immediately after giving effect to such conversion or exercise.

On April 6, 2009, in connection with the above new financing arrangement, an aggregate of 307,035,463 shares of the Company’s common stock with par value of $0.001 each were issued to Keywin accordingly.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statements

The following management’s discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the Company’s condensed consolidated financial statements and the notes thereto included in “Part I – Financial Information, Item 1. Financial Statement”. All amounts are expressed in U.S. dollars.

Overview

Our mission is to become a nationwide leader in providing out-of-home advertising in China, primarily serving the needs of branded corporate customers. We seek to acquire rights to install and operate roadside advertising panels and mega-size advertising panels in the major cities in China. In most cases, we will be responsible for installing advertising panels, although in some cases, advertising panels might have already been installed and we will be responsible for operating and maintaining the panels. Once the advertising panels are put into operation, we sell advertising airtime to our customers directly. Since late 2006, we have been operating an advertising network of roadside LED digital video panels, mega-size LED digital video billboards and light boxes in major Chinese cities. LED (known as “Light Emitting Diode”) technology has evolved to become a new and popular form of advertising in China, capable of delivering crisp, super-bright images both indoors and outdoors.

Our net advertising revenues were $185,149 and $584,167 for the three months ended March 31, 2009 and 2008 respectively. Our net loss was $3,847,469 and $8,444,850 for the three months ended March 31, 2009 and 2008. Our results of operations were negatively affected by a variety of factors, which led to less than expected revenues and cash inflows during the first quarter of 2009, including the following:

•	The rising costs to acquire advertising rights due to competition among bidders for those rights;

•	Delays in obtaining government approvals for panel installation due to the government’s focus on fighting snow storms in different provinces in the early months of 2008;

•	Slower than expected consumer acceptance of the digital form of advertising media;

•	Strong competition from other media companies; and

•
Slowing demand due to the worldwide financial crisis and deteriorating economic conditions in China, leading many customers to cut their advertising budget. The impact of the reduction in the pace of our advertising spending is expected to be more significant on our new digital form of media than traditional advertising platforms.

To address these unfavorable market conditions, in the latter half of 2008, we undertook drastic cost-cutting measures including reduction of our workforce, rentals, as well as reductions to our selling and marketing expenses and other general and administrative expenses. In addition, the commercial viability of each of our concession right contracts was re-assessed. Some commercially non-viable concession right contracts were terminated as a result of this re-assessment and management has also successfully negotiated some reductions in advertising operating right fees under existing contracts. The outcome of these cost reduction measures has been reflected in our financial results. We will continue to strictly control our operating costs for the foreseeable future. We will also continue to allocate more resources to those commercially viable projects as well as explore new prominent advertising related projects.

For more information relating to our business, please see the section entitled “Business” in our Annual Report on Form 10-K for the fiscal year ending December 31, 2008 as filed with the United States Securities and Exchange Commission on March 27, 2009.

Recent Developments

Restructuring of Convertible Debt

On November 19, 2007, we entered into a Note and Warrant Purchase Agreement, as amended, or the Purchase Agreement, with our subsidiary Quo Advertising and affiliated investment funds of Och-Ziff Capital Management Group, or the Investors, pursuant to which we agreed to issue in three tranches, 3% Senior Secured Convertible Notes, due June 30, 2011, in the aggregate principal amount of up to $50,000,000, or the “Notes”, and warrants to acquire an aggregate amount of 34,285,715 shares of our Common Stock, or the Warrants. On November 19, 2007, we issued Notes in the aggregate principal amount of $6,000,000, Warrants to purchase shares of our common stock at $2.50 per share and Warrants to purchase shares of our common stock at $3.50 per share. On November 28, 2007, we issued Notes in the aggregate principal amount of $9,000,000, Warrants to purchase shares of our common stock at $2.50 per share and Warrants to purchase shares of our common stock at $3.50 per share.

On January 31, 2008, we amended and restated the previously issued Notes and issued to the Investors 3% Senior Secured Convertible Notes in the aggregate principal amount of $50,000,000, or the Amended and Restated Notes, Warrants to purchase shares of our common stock at $2.50 per share and Warrants to purchase shares of our common stock at $3.50 per share, or the Third Closing. In connection with the Third Closing, the parties entered into the First Amendment to the Purchase Agreement, dated as of January 31, 2008, to, among other things, establish additional funding channels between the Company and its subsidiaries in China and provide for certain other modifications in connections with the Third Closing. Concurrently with the Third Closing, we loaned substantially all the proceeds from the Amended and Restated Notes to our wholly-owned direct subsidiary, NCN Group, and such loan was evidenced by an intercompany note issued by NCN Group in favor of the Company, or the NCN Group Note. In connection with the Amended and Restated Notes, we entered into a Security Agreement, dated as of January 31, 2008, or the Security Agreement, pursuant to which we granted to the collateral agent for the benefit of the Investors, a first-priority security interest in certain of our assets, including the NCN Group Note and 66% of the equity interest of NCN Group. In addition, NCN Group and certain of our indirect wholly owned subsidiaries each granted the Company a security interest in certain of the assets of such subsidiaries to, among other things, secure the NCN Group Note and certain related obligations.

On April 2, 2009, we entered into a new financing arrangement with the Investors and certain other investors, memorialized in the following documents.

Note Exchange Agreement

On April 2, 2009, we entered into a Note Exchange Agreement with certain of the Investors, or the Note Exchange Agreement, pursuant to which the parties agreed to cancel Amended and Restated Notes in the principal amount of $5 million held by such Investors (including accrued and unpaid interest thereon), and all the Warrants, in exchange for our issuance of new 1% Unsecured Senior Convertible Notes due 2012 in the principal amount of $5 million, or the New Notes. The New Notes bear interest at 1% per annum, payable semi-annually in arrears, and mature on April 2, 2012. They are convertible at any time into shares of our common stock at an initial conversion price of $0.02326 per share, subject to customary anti-dilution adjustments. In addition, in the event of a default, the holders of the New Notes, or the Note Holders, will have the right to redeem the New Notes at 110% of the principal amount, plus any accrued and unpaid interest. The parties also agreed to terminate the Security Agreement and release all security interests arising out of the Purchase Agreement and the Amended and Restated Notes.

Notes Exchange and Option Agreement

On April 2, 2009, we also entered into a Note Exchange and Option Agreement, or the Note Exchange and Option Agreement, with Keywin Holdings Limited, a transferee of the Investors, Keywin, pursuant to which we agreed to exchange the remaining Amended and Restated Notes in the principal amount of $45 million (including all accrued and unpaid interest thereon) for (i) 307,035,463 shares of our common stock, or the Keywin Shares, and (ii) an option to purchase an aggregate of 122,814,185 shares of our common stock for an aggregate purchase price of $2,000,000, exercisable for a three-month period commencing on April 2, 2009, or the Keywin Option.

Registration Rights Agreement

In connection with the Note Exchange Agreement and the Note Exchange and Option Agreement, we agreed to provide Keywin and the Note Holders, pursuant to a Registration Rights Agreement, dated April 2, 2009, or the Registration Rights Agreement, among the Company, the Note Holders and Keywin, demand and piggy-back registration rights in respect of the Keywin Shares, shares of our common stock issuable upon exercise of the Keywin Option and shares of our common stock issuable upon conversion of the New Notes.

Letter Agreement and Termination of Investor Rights Agreement

On April 2, 2009, we also entered into a Letter Agreement and Termination of Investor Rights Agreement with the Investors and Keywin, or the Letter Agreement, pursuant to which the parties agreed to terminate the Investor Rights Agreement, dated November 19, 2007, entered into between us and the Investors in connection with the Purchase Agreement.

Pursuant to the Letter Agreement, we also agreed to provide certain co-sale rights to the Investors. In the event that Keywin, its affiliates and/or any of the officers or directors of the Company (collectively, referred to as the Controlling Stockholders) propose to transfer, sell, assign or otherwise dispose of, directly or indirectly, any of its or their securities in the Company in a transaction which, together with previous transfers or sales, would constitute a Change in Control (as defined in the Letter Agreement), then each of the Investors (and their assigns) will have the right to sell, at their sole election, together with such selling Controlling Stockholder, up to their entire interest in the Company (including either the New Notes or the securities issuable upon conversion of the New Notes), except that any such co-sale must be on the same terms and conditions agreed to by the selling Controlling Stockholder.

Pursuant to the Letter Agreement, the parties also agreed to certain limitations on conversion of the New Notes. The Investors agreed that they would not convert, and we agreed that we would not issue any shares of our common stock upon any attempted conversion or exercise of, any portion of the New Notes, if after giving effect to such conversion, the Investors (together with their affiliates) collectively would have acquired, through the conversion of the New Notes or otherwise, beneficial ownership of a number of shares of our common stock in excess of 9.99% of the aggregate number of shares of common stock outstanding immediately after giving effect to such conversion or exercise.

On April 6, 2009, in connection with the above new financing arrangement, an aggregate of 307,035,463 shares of the Company’s common stock with par value of $0.001 each were issued to Keywin accordingly.

Restatements of Consolidated Financial Statements

On October 10, 2008, we filed a Current Report on Form 8-K to announce that our Board of Directors, based upon the consideration of issues addressed in the SEC review and the recommendation of our Audit Committee, determined that we should restate our previously issued condensed consolidated financial statements for quarterly periods ended March 31, 2008 and June 30, 2008 and consolidated financial statements for the year ended December 31, 2007.

The restatement adjustments corrected the accounting errors arising from our misapplication of accounting policies to the discount associated with the beneficial conversion feature attributed to the issuance of the 3% convertible promissory notes in 2007 and 2008. We initially amortized the discount according to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio”, which stated that discount resulting from allocation of proceeds to the beneficial conversion feature should be recognized as interest expense over the minimum period from the date of issuance to the date of earliest conversion. As the notes are convertible at the date of issuance, we fully amortized such discount through interest expense at the date of issuance accordingly. However, according to Issue 6 of EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, EITF Issues No. 98-5 should be modified to require the discount related to the beneficial conversion feature to be accreted from the date of issuance to the stated redemption date regardless of when the earliest conversion date occurs using the effective interest method. The restatement adjustments were to reflect the retrospective application of the Issue 6 of EITF Issue No. 00-27.

The aggregate net effect of the restatement was to (1) increase stockholders’ equity by approximately $15.1 million as of March 31, 2008; (2) decrease both non-cash interest expense and net loss for the three months ended March 31, 2008 by approximately $10.4 million. Accordingly, the net loss per common share (basic and diluted) for the three months ended March 31, 2008 decreased from $0.26 to $0.12.

Results of Operations

Comparison of Three Months Ended March 31, 2009 and March 31, 2008

Revenues – In the three months ended March 31, 2009, our revenues were derived from sale of advertising services. Revenues from advertising services for the three months ended March 31, 2009 were $185,149 as compared to $584,167 for the corresponding prior year period, a decrease of 68%. The decrease was mainly attributed to the decrease in the advertising sales orders as a result of the worldwide financial crisis and deteriorating economic conditions in China.

Cost of Advertising Services – Cost of advertising services for the three months ended March 31, 2009 was $452,259, a decrease of 89% compared to $3,961,340 for the corresponding prior year period. This significant decrease was mainly attributable to the decrease in amortization of advertising operating rights fees. The decrease in the amortization of advertising operating rights fees resulted from the termination of commercially non-viable concession right contracts in late 2008 and early 2009 as well as the renegotiation of certain concession advertising operating right fees to a lower price.

Selling and Marketing Expenses – Selling and marketing expenses for the three months ended March 31, 2009 decreased by 74% to $165,986, compared to $640,318 for the same period last year, primarily due to a decrease in advertising services provided by the Company.

General and Administrative Expenses – General and administrative expenses for the three months ended March 31, 2009 decreased by 47% to $1,467,671, compared to $2,776,267 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to drastic cost cutting measures, including reduction of the Company’s workforce, rental, and other general and administrative expenses, since the latter half of 2008. The write-back of allowance for doubtful debts of $231,985 included in general and administrative expenses also led to the decrease in general and administrative expenses.

Interest Expense – Interest expense for the three months ended March 31, 2009 increased to $1,952,346, or by 15%, compared to $1,694,909 for the same period last year. The increase was primarily due to the issuance of $35,000,000 in 3% Convertible Promissory Notes on January 31, 2008, which resulted in only two months’ interest expense during the three-month period ended March 31, 2008, as compared to three months of interest expense during the 2009 period.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended March 31, 2009 and 2008 as the Company and all of its subsidiaries and variable interest entities operated at a taxable loss during the respective periods.

Net loss from Continuing Operations – The Company incurred a net loss from continuing operations of $3,847,469 for the three months ended March 31, 2009, a decrease of 55% compared to a net loss of $8,479,404 for the corresponding prior year period. The decrease in net loss was driven by several factors, including the decrease in the cost of advertising services, decrease in selling and marketing expenses and decrease in workforce, rental and other general and administrative expenses as a result of our cost cutting measures, all as more particularly described above.

Discontinued Operations

In 2008, our Board of Directors determined that it was in the best interests of the Company to focus on developing its media business and to explore ways of divesting its travel business. In September 2008, we sold our entire non-media business division, which included the sale of NCN Management Services Group (including Tianma) and NCN Landmark Group.

We treated the sales of entire travel network as discontinued operations. Accordingly, revenues, costs and expenses of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations. Summary operating results for the discontinued operations for travel network as follows:

	Three Months Ended
	March 31, 2009 (Unaudited)	March 31, 2008 (Unaudited)
Revenues	$-	$8,458,482
Cost of revenues	-	(8,301,823)
Gross profit	-	156,659
Operating expenses	-	(141,225)
Other income	-	17,734
Interest income	-	1,386
Net Income from discontinued operations, net of income taxes	-	34,554
Less: net income attributable to noncontrolling interests	-	(16,358)
Income from discontinued operations, net of income taxes and noncontrolling interests	$-	$18,196

Liquidity and Capital Resources

As of March 31, 2009, we had cash of $5,558,927, compared to $7,717,131 as of December 31, 2008, a decrease of $2,158,204. The decrease was mainly attributable to the cash utilized by operating activities.

Operating Activities

Net cash utilized by operating activities for the three months ended March 31, 2009 was $2,158,479, as compared with $9,073,783 for the corresponding prior year period. The decrease in net cash used in operating activities was mainly attributable to the decrease in net loss as a result of our drastic cost-cutting measures and the decrease in the payments for prepaid expenses and other current assets.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2009 was $6,958, compared with $5,256,633 for the corresponding prior year period. The decrease was mainly attributable to less equipment being purchased and no acquisitions being completed during the three months ended March 31, 2009. For the three months ended March 31, 2008, the investing activities consisted primarily of the purchase of equipment related to our media business and costs associated with the acquisition of Cityhorizon BVI.

Financing Activities

Net cash provided by financing activities was $nil for the three months ended March 31, 2009, compared with $28,900,000 for the same period last year. For the three months ended March 31, 2008, the financing activities consisted of the issuance of $35,000,000 in 3% Convertible Promissory Notes, offset by $5,000,000 paid to redeem the outstanding 12% convertible promissory note due May 2008.

Capital Expenditures

During the three months ended March 31, 2009, we acquired assets of $52,488, which were financed through proceeds from the issuance of convertible promissory notes.

Capital Commitments

Rental Lease Commitment

The Company’s existing rental leases do not contain significant restrictive provisions. The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases as of March 31, 2009:

Nine months ending December 31, 2009	$210,823
Fiscal years ending December 31,
2009	210,823
2010	180,277
2011	-
2012	-
Total	$391,100

Annual Advertising Operating Rights Fee Commitment

Since November 2006, the Company, through its subsidiaries NCN Media Services Limited, Quo Advertising, Xuancaiyi, Bona and Botong, has acquired advertising rights from third parties to operate different types of advertising panels for certain periods.

The following table sets forth the estimated future annual commitment of the Company with respect to the advertising operating rights of 1,242 roadside advertising panels and 5 mega-size advertising panels that the Company held as of March 31, 2009:

Nine months ending December 31, 2009	$1,295,102
Fiscal years ending December 31,
2009	1,295,102
2010	1,036,127
2011	768,896
2012	485,398
2013	210,293
Thereafter	80,624
Total	$3,876,440

Due to the unexpected unfavorable market conditions described above, cash inflows from advertising revenues were less than we expected. We will have to raise additional funds in order to further expand our media network, though we should be able to satisfy our requirements during the next 12 months if we scale down our operations. Because we presently have only limited revenue from operations, we intend to continue to rely primarily on financing through the issuance of our equity and debt securities to satisfy future capital requirements to enable us to finance ongoing operations. There can be no assurance that we will be able to enter into such agreements. Current global financial conditions and unfavorable conditions in our existing notes described above make securing a financing difficult to achieve. Failure to raise additional funds would have a material adverse effect on our financial condition. Furthermore, the issuance of equity or debt securities which are or may become convertible into equity securities in connection with such financing could result in substantial additional dilution to the stockholders.

To address our cash constraints, our management will continue to strictly control our operating costs. We will also continue to allocate resources to commercially viable projects as well as explore new prominent advertising related projects.

Advertising Operating Rights Fees

Advertising operating rights fees are the major cost of our advertising revenue. To maintain the advertising operating rights, we are required to pay advertising operating rights fees in accordance with payment terms set forth in contracts we entered into with various parties. These parties generally require us to prepay advertising operating rights fees for a period of time. The details of our advertising operating rights fees as of March 31, 2009 and 2008 were as follows:
	Three Months Ended
	March 31, 2009 (Unaudited)	March 31, 2008 (Unaudited)
Payment for prepayments for advertising operating rights	$312,622	$7,377,894
Settlement of accrued advertising operating rights	700,000	-
Total payment	$1,012,622	$7,377,894

Amortization of prepayments for advertising operating rights	$229,292	$3,496,248
Accrued advertising operating rights fee recognized	83,568	104,401
Total advertising operating rights fee recognized	$312,860	$3,600,649

	As of March 31, 2009	As of December 31, 2008
Prepayments for advertising operating rights, net	$501,442	$418,112
Accrued advertising operating rights fees	$116,568	$733,000

For future advertising operating rights commitment under non-cancellable advertising operating right contracts, please refer to the table under the following Section – “Contractual Obligations and Commercial Commitments”.

We financed the above payments through the issuance of convertible promissory notes in the principal amount of $50 million. As we currently generate limited revenue from our media operation, in addition to the proceeds from the issuance of convertible promissory notes, we intend to continue to raise funds through the issuance of equity and debt securities to satisfy future payment requirements. There can be no assurance that we will be able to enter into such agreements.

In the event that advertising operating rights fees cannot be paid in accordance with the payment terms set forth in our contracts, we may not be able to continue to operate our advertising panels and our ability to generate revenue will be adversely affected. As such, failure to raise additional funds would have significant negative impact on our financial condition.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of March 31, 2009:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term Debt Obligations	50,000,000	-	50,000,000	-	-
Operating Lease Obligations	391,100	210,823	180,277	-	-
Annual Advertising Operating Rights Fee Obligations	3,876,440	1,295,102	1,805,023	695,691	80,624
Purchase Obligations	18,000	18,000	-	-	-

Long-term Debt Obligations. We issued an aggregate of $50,000,000 in 3% Convertible Promissory Notes in late 2007 and early 2008 to our investors. Such 3% Convertible Promissory Notes mature on June 30, 2011. For details, please refer to the notes to financial statements.

Operating Lease Obligations. We have entered into various non-cancelable operating lease agreements for our offices and staff quarter. Such operating leases do not contain significant restrictive provisions.

Annual Advertising Operating Rights Fee Obligations. Since November 2006, the Company, through its subsidiaries, NCN Media Services Limited, Quo Advertising, Xuancaiyi, Bona and Botong, has acquired rights from third parties to operate roadside advertising panels and mega-size advertising panels whose lease terms expiring between 2009 and 2024.

Purchase Obligations. We are obligated to make payments under non-cancellable contractual arrangements with our vendors, principally for constructing our advertising panels.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. Effective January 1, 2008, the Company adopted the measurement and disclosure other than those requirements related to nonfinancial assets and liabilities in accordance with guidance from FASB Staff Position 157-2 “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of fiscal year 2009. In April 2009, the FASB issued Staff Position No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in SFAS No. 157 “Fair Value Measurements”, which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP FAS No. 157-4 will be applied prospectively and will be effective for interim and annual reporting periods ending after June 15, 2009. The Company believes the adoption of SFAS No. 157 for nonfinancial assets and liabilities will not have a significant effect on its consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations” (“SFAS No. 141(R)”), replacing SFAS No. 141 “Business Combinations” (“SFAS No. 141”), and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and re-measured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS No. 160 improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 141(R) and SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. In April 2009, the FASB issued Staff Position No. FAS 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP FAS No. 141(R)-1”). FSP FAS No. 141(R)-1 applies to all assets acquired and all liabilities assumed in a business combination that arise from contingencies. FSP FAS No. 141(R)-1 states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if the following criteria, consistent with SFAS No. 5 “Accounting for Contingencies”, are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. FSP FAS No. 141(R)-1 will be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) and FSP FAS No. 141(R)-1 did not have a material impact on our financial statements. Beginning January 1, 2009, the Company has applied the provisions of SFAS No. 160 to its accounting for noncontrolling interests and its financial statement disclosures. The disclosure provisions of such standard have been applied to all periods presented in the accompanying condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of SFAS No. 161 did not have a material impact on our financial statements.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the accounting principles to be used. Any effect of applying the provisions of this statement will be reported as a change in accounting principle in accordance with SFAS No. 154 “Accounting Changes and Error Corrections”. SFAS No. 162 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS No. 162 did not have a material impact on our financial statements.

In May 2008, the FASB issued SFAS No. 163 “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60”. The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”. This Statement will not have any impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion”. APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The adoption of APB 14-1 did not have a material impact on our financial statements.

In June 2008, the FASB issued EITF Issue No. 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 “Accounting for Derivatives and Hedging Activities” (“SFAS No. 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No. 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The adoption of EITF No. 07-5 did not have a material impact on our financial statements.

In June 2008, the FASB issued EITF Issue No. 08-4 “Transition Guidance for Conforming Changes to Issue No. 98-5” (“EITF No. 08-4”). The objective of EITF No. 08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The adoption of EITF No. 08-04 did not have a material impact on our financial statements.

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. The disclosures about plan assets required by FSP FAS 132(R)-1 must be provided for fiscal years ending after December 15, 2009. As this pronouncement is only disclosure-related, it will not have an impact on the financial position and results of operations.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB No. 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB Opinion No. 28-1”). FSP FAS No. 107-1 and APB Opinion No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value. Prior to the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the Company will now be required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the condensed consolidated balance sheets at fair value. FSP FAS No. 107-1 and APB Opinion No. 28-1 will be effective for interim reporting periods that end after June 15, 2009. As this pronouncement is only disclosure-related, it will not have an impact on the financial position and results of operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The follow discussion about our market risk disclosures involves forward-looking statements. Actual results could differ from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates and inflation rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

We have no significant interest-bearing assets and our convertible promissory notes are fixed rate securities. Our exposure to market risk for changes in interest rates relates primarily to the interest income generated by our cash deposits in banks. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. However, our future interest income may be different from our expectations due to changes in interest rates.

Foreign Currency Exchange Risk

While our reporting currency is the U.S. dollar, our consolidated revenues and consolidated costs and expenses are substantially denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. If the RMB appreciates against U.S. dollars, any new RMB-denominated investments or expenditures will be more costly to us. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of stockholders’ equity. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk.

The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the RMB has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Inflation Risk

Inflationary factors such as increases in the costs to acquire advertising rights and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of revenues if the selling prices of our services do not increase with these increased costs.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Godfrey Hui, our Chief Executive Officer and Mr. Daley Mok, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, Mr. Hui and Mr. Mok concluded that as of March 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

During the fiscal quarter ended March 31, 2009, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On March 20, 2008, our wholly-owned subsidiary, NCN Huamin, entered into a rental agreement with Beijing Chengtian Zhihong TV & Film Production Co., Ltd., or Chengtian, pursuant to which a certain office premises located in Beijing was leased from Chengtian to NCN Huamin for a term of three years, commencing April 1, 2008. On December 30, 2008, NCN Huamin issued a notice to Chengtian to terminate the rental agreement effective on December 31, 2008 due to the fact that Chengtian had breached several provisions of the rental agreement and refused to take any remedial actions. On January 14, 2009, NCN Huamin received a notice from Beijing Arbitration Commission that Chengtian, as plaintiff, had initiated a lawsuit against NCN Huamin seeking an aggregate of approximately $505,000 for unpaid rental-related expenses, plus accrued interest, as well as compensation for unilateral termination of the rental contract. On February 25, 2009, NCN Huamin counter-claimed for breach of rental contract against Chengtian, seeking an aggregate of approximately $155,000 from Chengtian for overpayment of rental expenses and compensation for Chengtian’s breach of contract. At present, the outcome of this lawsuit cannot be reasonably predicted. We do not believe that the outcome of this pending litigation will have a material impact on our consolidated financial statements, or our results of operations.

Other than as described above, there are no material legal proceedings to which we are a party, or to which any of our property is subject, that we expect to have a material adverse effect on our financial condition.

ITEM 1A.	RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 27, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the first quarter of 2009 to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2009	NETWORK CN INC.

	By:	/s/ Godfrey Hui
Godfrey Hui, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daley Mok
Daley Mok, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)