Form 10-Q
period 2009-06-30
NETWORK CN INC
filed 2009-08-10
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of July 27, 2009 is as follows:

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

•
the “Company”, “NCN”, “we”, “us”, or “our”, are references to Network CN Inc., a Delaware corporation and its direct and indirect subsidiaries: NCN Group Limited, or NCN Group, a BVI limited company; NCN Huamin Management Consultancy (Beijing) Company Limited, or NCN Huamin, a PRC limited company; Cityhorizon Limited, or Cityhorizon Hong Kong, a Hong Kong limited company, and its wholly owned subsidiaries, Cityhorizon Limited, or Cityhorizon BVI, a BVI limited company; and Huizhong Lianhe Media Technology Co., Ltd., or Lianhe, a PRC limited company; and the Company’s variable interest entities: Shanghai Quo Advertising Company Limited., or Quo Advertising, a PRC limited company and its 51% owned subsidiary, Xuancaiyi (Beijing) Advertising Company Limited, or Xuancaiyi, a PRC limited company; and Beijing Huizhong Bona Media Advertising Co., Ltd., or Bona, a PRC limited company; and Huizhi Botong Media Advertising Beijing Co., Ltd., or Botong, a PRC limited company;

•
“NCN Landmark” are references to NCN Landmark International Hotel Group Limited, a British Virgin Islands limited company, and its wholly-owned subsidiary, Beijing NCN Landmark Hotel Management Limited, a PRC limited company;

•	“NCN Management Services” are references to NCN Management Services Limited, a British Virgin Islands limited company;

•	“RMB” are to the Renminbi, the legal currency of China;

•	the “Securities Act” are to the Securities Act of 1933, as amended; and the “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	“Tianma”, are references to Guangdong Tianma International Travel Service Co., Ltd, a PRC limited company; and

•	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NETWORK CN INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited) and as of December 31, 2008 (audited)	4

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2009 and 2008 (Restated) (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 (Restated) (unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	9

NETWORK CN INC. (“NCN”)
CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	As of June 30, 2009 (Unaudited)	As of December 31, 2008 (Audited)
ASSETS
Current Assets
Cash		$4,098,355	$7,717,131
Accounts receivable, net	6	57,195	217,402
Prepayments for advertising operating rights, net	7	342,264	418,112
Prepaid expenses and other current assets, net	8	378,357	630,132
Total Current Assets		4,876,171	8,982,777

Equipment, Net		2,155,146	2,397,624
Intangible Assets, Net	9	398,445	449,307
Deferred Charges, Net		230,546	1,242,958

TOTAL ASSETS		$7,660,308	$13,072,666

LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable, accrued expenses and other payables		2,424,668	5,577,204
Current liabilities from discontinued operations		3,655	3,655
Total Current Liabilities		2,428,323	5,580,859

3% Convertible Promissory Notes Due 2011, Net	10	-	30,848,024

1% Convertible Promissory Note Due 2012, Net	10	3,650,227	-

TOTAL LIABILITIES		6,078,550	36,428,883

COMMITMENTS AND CONTINGENCIES	11	-	-

EQUITY (DEFICIT)
NCN Stockholders’ Equity (Deficit)	12
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 800,000,000 shares authorized Issued and outstanding: 378,677,071 and 71,641,608 as of June 30, 2009 and December 31, 2008 respectively		378,677	71,642
Additional paid-in capital		118,334,805	59,578,612
Accumulated deficit		(118,778,955)	(84,653,932)
Accumulated other comprehensive income		1,670,807	1,647,461
Total NCN Stockholders’ Equity (Deficit)		1,605,334	(23,356,217)

Noncontrolling Interests	12	(23,576)	-

TOTAL EQUITY (DEFICIT)		1,581,758	(23,356,217)

TOTAL LIABILITIES AND EQUITY(DEFICIT)		$7,660,308	$13,072,666

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
LOSS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (RESTATED)
(Unaudited)

		For the three months ended		For the six months ended
	Note	June 30, 2009	June 30, 2008 (Restated (1))	June 30, 2009	June 30, 2008 (Restated (1))
REVENUES
Advertising services		$333,978	$1,053,888	$519,127	$1,638,055

COST OF REVENUES
Cost of advertising services		(501,058)	(4,645,264)	(953,317)	(8,606,604)

GROSS LOSS		(167,080)	(3,591,376)	(434,190)	(6,968,549)

OPERATING EXPENSES
Selling and marketing		(159,421)	(823,965)	(325,407)	(1,464,283)
General and administrative		(1,009,995)	(2,744,758)	(2,477,666)	(5,521,025)
Total Operating Expenses		(1,169,416)	(3,568,723)	(2,803,073)	(6,985,308)

LOSS FROM OPERATIONS		(1,336,496)	(7,160,099)	(3,237,263)	(13,953,857)

OTHER INCOME
Interest income		10,223	30,914	13,944	40,173
Other income		641	-	2,564	4
Total Other Income		10,864	30,914	16,508	40,177

INTEREST AND OTHER DEBT-RELATED EXPENSES
Amortization of deferred charges and debt discount	10	(17,053,254)	(1,350,704)	(18,630,600)	(2,698,988)
Non-cash debt conversion charges	10	(10,204,627)	-	(10,204,627)	-
Loss on early extinguishment of debt	10	(1,696,684)	-	(1,696,684)	-
Interest expense	10	(20,525)	(379,166)	(395,525)	(725,791)
Total Interest and Other Debt–Related Expenses		(28,975,090)	(1,729,870)	(30,927,436)	(3,424,779)

NET LOSS BEFORE INCOME TAXES		(30,300,722)	(8,859,055)	(34,148,191)	(17,338,459)
Income taxes		-	-	-	-
NET LOSS FROM CONTINUING OPERATIONS		(30,300,722)	(8,859,055)	(34,148,191)	(17,338,459)

DISCONTINUED OPERATIONS
Net loss from discontinued operations, net of income taxes	15	-	(56,865)	-	(22,311)
NET LOSS FROM DISCONTINUED OPERATIONS		-	(56,865)	-	(22,311)

NET LOSS		(30,300,722)	(8,915,920)	(34,148,191)	(17,360,770)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS, NET OF INCOME TAXES		1,401	27,799	23,168	101,135

NET LOSS ATTRIBUTABLE TO NCN COMMON STOCKHOLDERS		$(30,299,321)	$(8,888,121)	$(34,125,023)	$(17,259,635)

		For the three months ended		For the six months ended
	Note	June 30, 2009	June 30, 2008 (Restated (1))	June 30, 2009	June 30, 2008 (Restated (1))
OTHER COMPREHENSIVE INCOME
Total other comprehensive income		23,080	1,016,139	22,938	1,621,525
Less: foreign currency translation loss attributable to noncontrolling interests		(587)	(2,958)	(408)	(6,890)
Foreign currency translation gain attributable to NCN common stockholders		23,667	1,019,097	23,346	1,628,415

COMPREHENSIVE LOSS ATTRIBUTABLE TO NCN COMMON STOCKHOLDERS		$(30,275,654)	$(7,869,024)	$(34,101,677)	$(15,631,220)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED
Loss per common share from continuing operations attributable to NCN common stockholders	14	(0.08)	(0.12)	(0.16)	(0.24)
Loss per common share from discontinued operations attributable to NCN common stockholders	14	-	-	-	-
Net loss per common share – basic and diluted	14	$(0.08)	$(0.12)	$(0.16)	$(0.24)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	14	361,806,991	71,546,608	217,525,861	71,482,405

AMOUNTS ATTRIBUTABLE TO NCN COMMON STOCKHOLDERS
Loss from continuing operations, net of tax	14	(30,299,321)	(8,840,506)	(34,125,023)	(17,230,216)
Discontinued operations, net of tax	14	-	(47,615)	-	(29,419)
NET LOSS ATTRIBUTABLE TO NCN COMMON STOCKHOLDERS	14	$(30,299,321)	$(8,888,121)	$(34,125,023)	$(17,259,635)

(1) See Note 4 – Restatement and Reclassification

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (RESTATED)
(Unaudited)

	For the six months ended June 30, 2009	For the six months ended June 30, 2008 (Restated (1))
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(34,125,023)	$(17,230,216)
Net income from discontinued operations	-	(29,419)
Net loss attributable to NCN common stockholders	(34,125,023)	(17,259,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:
Equipment and intangible assets	289,024	896,163
Deferred charges and debt discount	18,630,600	2,698,988
Non-cash debt conversion charges	10,204,627	-
Loss on early extinguishment of debt	1,696,684	-
Stock-based compensation for service	745,182	1,619,610
Loss on disposal of equipment	8,407	8,318
Loss on deconsolidation of a variable interest entity	8,178	-
Net write-back of allowance for doubtful debt	(229,440)	-
Noncontrolling interests	(23,168)	(42,807)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	279,835	(1,197,033)
Prepayments for advertising operating rights	74,084	(246,524)
Prepaid expenses and other current assets	361,587	(2,453,472)
Accounts payable, accrued expenses and other payables	(1,268,284)	2,087,017
Net cash used in operating activities	(3,347,707)	(13,889,375)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(55,280)	(3,260,027)
Proceeds from sales of equipment	46,154	-
Net cash used in acquisition of subsidiaries	-	(2,708,928)
Net cash used in investing activities	(9,126)	(5,968,955)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 3% convertible promissory note, net of costs	-	33,900,000
Repayment of 12% convertible promissory note	-	(5,000,000)
Issuance costs for 1% convertible promissory note	(250,000)	-
Net cash (used in) provided by financing activities	(250,000)	28,900,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(11,943)	1,500,905

NET (DECREASE) INCREASE IN CASH	(3,618,776)	10,542,575

CASH, BEGINNING OF PERIOD	7,717,131	2,233,528

CASH, END OF PERIOD	$4,098,355	$12,776,103

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	-	-
Interest paid for 12% convertible promissory note	-	69,041

SUPPLEMENTAL DISCLOSURE FOR NON-CASH ACTIVITIES:

1)      NON-CASH INVESTING ACTIVITIES

In January 2008, the Company acquired 100% equity interest of Cityhorizon BVI, a British Virgin Islands company. The Company issued 1,500,000 shares of restricted common stock of par value of $0.001 each, totaling $3,738,000 as part of the consideration.

2)	NON-CASH FINANCING ACTIVITIES

In April 2009, the Company issued an aggregate of 307,035,463 shares of the Company’s restricted common stock with par value of $0.001 each and an option to purchase an aggregate of 122,814,185 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000, exercisable for a three-month period to a new investor in exchange for 3% Convertible Promissory Notes in the principal amount of $45,000,000, and all accrued and unpaid interest thereon ($1,665,675). Pursuant to a note exchange agreement dated April 2, 2009, the Company and the investors canceled the 3% Convertible Promissory Notes in the principal amount of $5,000,000 held by the investors including all accrued and unpaid interest thereon ($185,075), and all of the Warrants, in exchange for the Company’s issuance of new 1% Unsecured Senior Convertible Promissory Note due 2012 in the principal amount of $5,000,000. For more details, please refer to Note 10 – Convertible Promissory Notes and Warrants.

  (1) See Note 4 – Restatement and Reclassification

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.                   INTERIM FINANCIAL STATEMENT

The accompanying unaudited condensed consolidated financial statements of Network CN Inc., its subsidiaries and variable interest entities (collectively “NCN” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of our financial position and results of operations.

The condensed consolidated financial statements for the three and six months ended June 30, 2009 and 2008 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Details of the Company’s principal subsidiaries and variable interest entities as of June 30, 2009 are described in Note 5 – Subsidiaries and Variable Interest Entities.

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

(B) Principles of Consolidation

The condensed consolidated financial statements include the financial statements of Network CN Inc., its subsidiaries and variable interest entities. Variable interest entities are those entities in which the Company, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the Company is the primary beneficiary of these entities. In accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities—an interpretation of ARB No. 5” (“FIN 46R”), the primary beneficiary is required to consolidate the variable interest entities for financial reporting purposes. All significant intercompany transactions and balances have been eliminated upon consolidation.

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

(D) Cash and Cash Equivalents

Cash includes cash on hand, cash accounts, and interest bearing savings accounts placed with banks and financial institutions. For the purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2009 and 2008, the Company had no cash equivalents.

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

When equipment is retired or otherwise disposed of, the related cost, accumulated depreciation and provision for impairment loss are removed from the respective accounts, and any gain or loss is reflected in the condensed consolidated statements of operations. Repairs and maintenance costs on equipment are expensed as incurred.

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

(J) Deferred Charges, Net

Deferred charges are fees and expenses directly related to the issuance of convertible promissory notes, including placement agents’ fees. Deferred charges are capitalized and amortized over the life of the convertible promissory notes using the effective yield method. Amortization of deferred charges is included in amortization of deferred charges and debt discount on the condensed consolidated statements of operations while the unamortized balance is included in deferred charges in the condensed consolidated balance sheets.

(K) Convertible Promissory Notes and Warrants

1)	Issuance of 12% Convertible Promissory Note and Warrants and 3% Convertible Promissory Notes and Warrants

During 2007 and 2008, the Company issued a 12% convertible promissory note in the principal amount of $5,000,000 and warrants and 3% convertible promissory notes in the principal amount of $50,000,000 and warrants. The warrants and embedded conversion feature were classified as equity under Emerging Issues Task Force (“EITF”) Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and met the other criteria in paragraph 11(a) of Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities”. The Company allocated the proceeds of the convertible promissory notes between convertible promissory notes and the financial instruments related to warrants associated with convertible promissory notes based on their relative fair values at the commitment date. The fair value of the financial instruments related to warrants associated with convertible promissory notes was determined utilizing the Black-Scholes option pricing model and the respective allocated proceeds to the warrants is recorded in additional paid-in capital. The embedded beneficial conversion feature associated with convertible promissory notes was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital in accordance with EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” and EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”.

The portion of debt discount resulting from the allocation of proceeds to the financial instruments related to warrants associated with convertible promissory notes is being amortized over the life of the convertible promissory notes, using the effective yield method. For the portion of debt discount resulting from the allocation of proceeds to the beneficial conversion feature, it is amortized over the term of the notes from the respective dates of issuance using the effective yield method.

2)           Debt Restructuring and Issuance of 1% Convertible Promissory Note

On April 2, 2009, the Company entered into a new financing arrangement with the holders of the 3% convertible promissory notes and warrants and a new investor. The Company provided an inducement conversion offer to a new investor who exchanged 3% convertible promissory notes in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 307,035,463 shares of the Company’s common stock. (The original conversion price is $1.65 per share convertible into 28,282,227 shares). Pursuant to paragraph 21 of EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, all the unamortized debt discount (including the discount from an allocation of proceeds to the warrants and the discount originated by the beneficial conversion feature) of the relevant 3% convertible promissory notes remaining at the date of conversion were immediately recognized as expenses and is included in amortization of deferred charges and debt discount in the condensed consolidated statement of operations. The Company also accounted for the inducement conversion offer according to SFAS No. 84 “Induced Conversions of Convertible Debt”. To induce conversion, the Company has reduced the conversion price and also granted an option to purchase an aggregate of 122,814,185 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000, exercisable for a three-month period. The Company recognized non-cash debt conversion charges equal to the fair value of the incremental consideration (including both reduction in the conversion price and grant of purchase option) given as of the date the inducement offer is accepted by a new investor. The fair value of the purchase option was determined utilizing Black-Scholes option pricing model.

For the remaining 3% convertible promissory notes in the principal amount of $5,000,000, the Company and the holders of the 3% Convertible Promissory Notes agreed to cancel the 3% Convertible Promissory Notes in the principal amount of $5,000,000 (including all accrued and unpaid interest thereon), and all of the Warrants, in exchange for the Company’s issuance of new 1% Unsecured Senior Convertible Promissory Note due 2012 in the principal amount of $5,000,000 (the “New Note”). The New Notes bear interest at 1% per annum, payable semi-annually in arrears, mature on April 1, 2012, and are convertible at any time into shares of our common stock at an fixed conversion price of $0.02326 per share, subject to customary anti-dilution adjustments. Pursuant to EITF Issue No. 96-19, “Debtor’s Accounting For a Modification or Exchange of Debt Instruments”, EITF Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” and EITF Issue No. 06-6, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments”, the Company determined that the original convertible notes and new convertible notes were with substantially different terms and hence reported in the same manner as an extinguishment of original notes and issuance of New Note.

The Company determined the new 1% Unsecured Senior Convertible Promissory Note to be a conventional convertible instrument under EITF Issue No. 05-2, “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19”. Its embedded conversion option was qualify for equity classification pursuant to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, and met the other criteria in paragraph 11(a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The embedded beneficial conversion feature was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The debt discount resulting from the allocation of proceeds to the beneficial conversion feature is amortized over the term of the New Note from the respective dates of issuance using the effective yield method.

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

(M) Revenue Recognition

For advertising services, the Company recognizes revenue in the period when advertisements are either aired or published. Revenues from advertising barter transactions are recognized in the period during which the advertisements are either aired or published. Expenses from barter transactions are recognized in the period as incurred. Barter transactions are accounted in accordance with EITF Issue No. 99-17 “Accounting for Advertising Barter Transactions”, which are recorded at the fair value of the advertising provided based on the Company’s own historical practice of receiving cash for similar advertising from buyers unrelated to the counterparty in the barter transactions. Total revenues and expenses from advertising barter transactions for the three and six months ended June 30, 2009 and 2008 were $nil.

For hotel management services, the Company recognizes revenue in the period when the services are rendered and collection is reasonably assured.

For tour services, the Company recognizes services-based revenue when the services have been performed. Tianma offers independent leisure travelers bundled packaged-tour products which include both air-ticketing and hotel reservations. Tianma’s packaged-tour products cover a variety of domestic and international destinations.

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

The diluted net loss per share is the same as the basic net loss per share for the three and six months ended June 30, 2009 and 2008 as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

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

(W) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. Effective January 1, 2008, the Company adopted the measurement and disclosure other than those requirements related to nonfinancial assets and liabilities in accordance with guidance from FASB Staff Position 157-2 “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of fiscal year 2009. In April 2009, the FASB issued Staff Position No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in SFAS No. 157 “Fair Value Measurements”, which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP FAS No. 157-4 is applied prospectively and is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of SFAS No. 157 did not have a material impact on our financial statements.

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

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB No. 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB Opinion No. 28-1”). FSP FAS No. 107-1 and APB Opinion No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value. Prior to the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the Company will now be required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the condensed consolidated balance sheets at fair value. FSP FAS No. 107-1 and APB Opinion No. 28-1 is effective for interim reporting periods that end after June 15, 2009. As this pronouncement is only disclosure-related, it had no impact on the financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for the interim report and annual periods that end after June 15, 2009. The adoption of SFAS 165 had no impact on the Financial Statements as management already followed a similar approach prior to the adoption of this standard.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends various provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125” by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. SFAS 166 will be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Management is currently evaluating the potential impact of SFAS 166 on the financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 will be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Management is currently evaluating the potential impact of SFAS 167 on the financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or EITF Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 will be effective for interim and annual periods that end after September 15, 2009. Management has determined that the adoption of SFAS 168 will not have an impact on the financial statements.

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

The restatement adjustments corrected the accounting errors arising from its misapplication of accounting policies to the discount associated with the beneficial conversion feature attributed to the issuance of the 3% convertible promissory notes in 2007. The Company initially amortized the discount according to EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio”, which stated that discount resulting from allocation of proceeds to the beneficial conversion feature should be recognized as interest and other debt–related expenses over the minimum period from the date of issuance to the date of earliest conversion. As the notes are convertible at the date of issuance, the Company fully amortized such discount through interest and other debt–related expenses at the date of issuance accordingly. However, according to Issue 6 of EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, EITF Issues No. 98-5 should be modified to require the discount related to the beneficial conversion feature to be accreted from the date of issuance to the stated redemption date regardless of when the earliest conversion date occurs using the effective interest method. The restatement adjustments were to reflect the retrospective application of the Issue 6 of EITF Issue No. 00-27.

The restatement affected our previously reported non-cash interest and other debt-related expenses, net loss, long-term debt and stockholders’ equity but had no effects on our cash flow. There was no change to each subtotal (operating, investing and financing activities) in the Company’s condensed consolidated statements of cash flows as a result of the restatement. Certain balances related to line items within certain cash flows were corrected as part of the restatement. The restatement in the condensed consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 is as follows:

For the three months ended June 30, 2008	As Previously Reported	Restatement Adjustments	As Restated
Interest and Other Debt–Related Expenses
Amortization of deferred charges and debt discount	$541,573	$809,131	$1,350,704
Net loss attributable to NCN common stockholders	(8,078,990)	(809,131)	(8,888,121)
Comprehensive loss	(7,059,893)	(809,131)	(7,869,024)
Net loss per common share – basic and diluted	$(0.11)	$(0.01)	$(0.12)

For the six months ended June 30, 2008	As Previously Reported	Restatement Adjustments	As Restated
Interest and Other Debt–Related Expenses
Amortization of deferred charges and debt discount	$12,332,103	$(9,633,115)	$2,698,988
Net loss attributable to NCN common stockholders	(26,892,750)	9,633,115	(17,259,635)
Comprehensive loss	(25,264,335)	9,633,115	(15,631,220)
Net loss per common share – basic and diluted	$(0.38)	$0.14	$(0.24)

As of June 30, 2008	As Previously Reported	Restatement Adjustments	As Restated
Liabilities
3% convertible promissory notes due 2011, net	$42,471,397	$(14,293,075)	$28,178,322
Total liabilities	49,448,968	(14,293,075)	35,155,893
Stockholders’ Equity
Accumulated deficit	(56,721,809)	14,293,075	(42,428,734)
Total stockholder’s equity	$2,912,555	$14,293,075	$17,205,630

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

The above reclassification does not have an effect on net loss and net loss per share.

NOTE 5.                   SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal consolidated subsidiaries and variable interest entities as of June 30, 2009 were as follows:

Name	Place of Incorporation	Ownership interest attributable to the Company	Principal activities
NCN Group Limited	BVI	100%	Investment holding
NCN Media Services Limited	BVI	100%	Investment holding
Crown Winner International Limited	Hong Kong	100%	Investment holding
Cityhorizon Limited	Hong Kong	100%	Investment holding
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
NCN Huamin Management Consultancy (Beijing) Company Limited	PRC	100%	Provision of administrative and management services
Shanghai Quo Advertising Company Limited	PRC	100%	Provision of advertising services
Teda (Beijing) Hotels Management Limited	PRC	100%	Dormant; undergoing liquidation process
NCN Travel Services Limited	BVI	100%	Dormant
Linkrich Enterprise Advertising and Investment Limited	Hong Kong	100%	Dormant
Cityhorizon Limited	BVI	100%	Investment holding
Huizhong Lianhe Media Technology Co., Ltd.	PRC	100%	Provision of high-tech services
Beijing Huizhong Bona Media Advertising Co., Ltd.	PRC	100%	Provision of advertising services
Huizhi Botong Media Advertising Beijing Co., Ltd.	PRC	100%	Provision of advertising services
Crown Eagle Investment Limited	Hong Kong	100%	Dormant
Profit Wave Investment Limited	Hong Kong	100%	Dormant
Qingdao Zhongan Boyang Advertising Co., Ltd.	PRC	60%	Provision of advertising services

Remarks:

During the three months ended June 30, 2009, the Company’s variable interest entity, Quo Advertising disposed of its entire 51% equity interests of Xuancaiyi, a PRC advertising company which has maintained minimal operation since the beginning of 2009, to the minority shareholders of Xuancaiyi at $nil consideration.  Accordingly, the Company recorded a loss on deconsolidation of variable interest entity of $8,178 included in general and administrative expenses on the condensed consolidated statements of operations during the three months ended June 30, 2009.

NOTE 6.                   ACCOUNTS RECEIVABLE, NET

Accounts receivable, net as of June 30, 2009 and December 31, 2008 were as follows:

	As of June 30, 2009 (Unaudited)	As of December 31, 2008 (Audited)
Accounts receivable	$362,394	$817,643
Less: allowance for doubtful debts	(305,199)	(600,241)
Total	$57,195	$217,402

For the three months ended June 30, 2009 and 2008, the Company recorded an allowance for doubtful debts for accounts receivable of $2,560 and $nil respectively while for the six months ended June 30, 2009 and 2008, the Company recorded a net write-back of allowance for doubtful debts for accounts receivable of $119,628 and $nil respectively. Such allowance for doubtful debt and net write-back of allowance for doubtful debts were included in general and administrative expenses on the condensed consolidated statements of operations.

The Company recorded a write-off of certain allowance for doubtful debts for accounts receivable of $nil for the three months ended June 30, 2009 and 2008, while for the six months ended June 30, 2009 and 2008 amounted to $175,593 and $nil respectively.

NOTE 7.                   PREPAYMENTS FOR ADVERTISING OPERATING RIGHTS, NET

Prepayments for advertising operating rights, net as of June 30, 2009 and December 31, 2008 were as follows:

	As of June 30, 2009 (Unaudited)	As of December 31, 2008 (Audited)
Gross carrying amount	$4,264,668	$24,606,150
Less: accumulated amortization	(1,631,894)	(16,275,735)
Less: provision for impairment	(2,290,510)	(7,912,303)
Prepayments for advertising operating rights, net	$342,264	$418,112

Total amortization expense of prepayments for advertising operating rights of the Company for the three months ended June 30, 2009 and 2008 were $253,723 and $4,291,182 respectively, while for the six months ended June 30, 2009 and 2008 amounted to $483,015 and $7,787,430 respectively. The amortization expense of prepayments for advertising operating rights was included as cost of advertising services in the condensed consolidated statements of operations.

As several commercially non-viable concession rights contracts were terminated, the Company recorded a write-off of provision for impairment losses of $nil against cost and accumulated amortization of certain prepayments for advertising operating rights for the three months ended June 30, 2009 and 2008 while for the six months ended June 30, 2009 and 2008 amounted to $5,624,447 and $nil respectively.

NOTE 8.                   PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of June 30, 2009 and December 31, 2008 were as follows:

	As of June 30, 2009 (Unaudited)	As of December 31, 2008 (Audited)
Rental deposits	$157,378	$93,294
Deposits paid for soliciting potential media projects	-	3,109,609
Payments from customers withheld by a third party	1,402,503	1,402,751
Other receivables	37,763	2,937,228
Prepaid expenses	191,795	222,679
Sub-total	1,789,439	7,765,561
Less: allowance for doubtful debts	(1,411,082)	(7,135,429)
Total	$378,357	$630,132

For the three months ended June 30, 2009 and 2008, the Company recorded a write-back of allowance for doubtful debts for prepaid expenses and other current assets of $nil while for the six months ended June 30, 2009 and 2008 amounted to $109,812 and $nil respectively. Such write-back of allowance for doubtful debts was included in general and administrative expenses on the condensed consolidated statements of operations.

The Company recorded a write-off of certain allowance for doubtful debts for prepaid expenses and other current assets of $nil for the three months ended June 30, 2009 and 2008, while for the six months ended June 30, 2009 and 2008 amounted to $5,613,760 and $nil respectively.

NOTE 9.                   INTANGIBLE ASSETS, NET

Intangible assets, net as of June 30, 2009 and December 31, 2008 were as follows:

	As of June 30, 2009 (Unaudited)	As of December 31, 2008 (Audited)
Amortized intangible rights
Gross carrying amount	$551,031	$7,137,097
Less: accumulated amortization	(152,586)	(1,312,790)
Less: provision for impairment loss	-	(5,375,000)
Amortized intangible rights, net	398,445	449,307

Amortized acquired application systems
Gross carrying amount	1,973,865	1,973,865
Less: accumulated amortization	(197,388)	(197,388)
Less: provision for impairment loss	(1,776,477)	(1,776,477)
Amortized acquired application systems, net	-	-

Intangible assets, net	$398,445	$449,307

Total amortization expense of intangible assets of the Company for the three months ended June 30, 2009 and 2008 were $25,431 and $259,665 respectively, while for the six months ended June 30, 2009 and 2008 amounted to $50,862 and $519,330 respectively.

During the three months ended June 30, 2009 and 2008, the Company recorded a write-off of provision for impairment loss of $5,375,000 and $1,527,514 respectively against cost and accumulated amortization of certain intangible rights while for the six months ended June 30, 2009 and 2008 amounted to $5,375,000 and $1,527,514 respectively.

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

As of June 30, 2009, none of the warrants associated with 12% Convertible Promissory Note was exercised.

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

As of December 31, 2008, the Company failed to meet EPS target for fiscal 2008. The Investors agreed the conversion price of the 3% Convertible Promissory Notes remained unchanged at $1.65 and have not proposed any adjustment to the conversion price. None of warrants associated with the above convertible promissory notes has been exercised.

(C)  Debt Restructuring and 1% Convertible Promissory Note

On April 2, 2009, the Company entered into a new financing arrangement with the holders of the 3% Convertible Promissory Notes and Warrants and a new investor.

Pursuant to a note exchange and option agreement, dated April 2, 2009, between the Company and Keywin Holdings Limited (“Keywin”), Keywin exchanged the 3% Convertible Promissory Notes in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 307,035,463 shares of the Company’s common stock and an option to purchase an aggregate of 122,814,185 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000, exercisable for a three-month period commencing on April 2, 2009.  As of June 30, 2009, such option to purchase the Company’s common stock has not been exercised. However, pursuant to the terms of an amendment dated July 1, 2009, the Company agreed to extend the exercise period for such option to purchase the Company’s common stock from a three-month period ending on July 1, 2009, to a six-month period ending October 1, 2009.

Pursuant to a note exchange agreement, dated April 2, 2009, among the Company and the Investors, the parties agreed to cancel the 3% Convertible Promissory Notes in the principal amount of $5,000,000 held by the Investors (including all accrued and unpaid interest thereon), and all of the Warrants, in exchange for the Company’s issuance of new 1% Unsecured Senior Convertible Promissory Note due 2012 in the principal amount of $5,000,000. The New Note bear interest at 1% per annum, payable semi-annually in arrears, mature on April 1, 2012, and are convertible at any time into shares of our common stock at an initial conversion price of $0.02326 per share, subject to customary anti-dilution adjustments. In addition, in the event of a default, the holders will have the right to redeem the New Note at 110% of the principal amount, plus any accrued and unpaid interest. The parties also agreed to terminate the security agreement and release all security interests arising out of the Purchase Agreement and the 3% Convertible Promissory Notes.

The following table details the accounting treatment of the convertible promissory notes:

	12% Convertible Promissory Note	3% Convertible Promissory Notes (first and second tranches)	3% Convertible Promissory Notes (third tranche)	1% Convertible Promissory Note	Total
Proceeds of convertible promissory notes	$5,000,000	$15,000,000	$35,000,000	$5,000,000	$60,000,000
Allocation of proceeds:
Allocated relative fair value of warrants	(333,670)	(2,490,000)	(5,810,000)	-	(8,633,670)
Allocated intrinsic value of beneficial conversion feature	-	(4,727,272)	(11,030,303)	(1,447,745)	(17,205,320)
Total net proceeds of the convertible promissory notes	4,666,330	7,782,728	18,159,697	3,552,255	34,161,010
Repayment of 12% convertible promissory note	(5,000,000)	-	-	-	(5,000,000)
Conversion of 3% convertible promissory notes of $45 millions	-	(15,000,000)	(30,000,000)	-	(45,000,000)
Cancellation of 3% convertible promissory notes of $5 millions	-	-	(5,000,000)	-	(5,000,000)
Amortization of debt discount	333,670	7,217,272	16,840,303	97,972	24,489,217
Net carrying value of convertible promissory notes as of June 30, 2009 (Unaudited)	$-	$-	$-	$3,650,227	$3,650,227

Amortization of Deferred Charges and Debt Discount

The amortization of deferred charges and debt discount for the three months ended June 30, 2009 was as follows (Unaudited):

	Warrants	Conversion Features	Deferred Charges	Total
12% convertible promissory note	$-	$-	$-	$-
3% convertible promissory notes	5,495,959	10,434,095	1,005,774	16,935,828
1% convertible promissory note	-	97,972	19,454	117,426
Total	$5,495,959	$10,532,067	$1,025,228	$17,053,254

The amortization of deferred charges and debt discount for the three months ended June 30, 2008 was as follows: (Unaudited):

	Warrants	Conversion Features	Deferred Charges	Total
12% convertible promissory note	$-	$-	$-	$-
3% convertible promissory notes	426,195	809,131	115,378	1,350,704
1% convertible promissory note	-	-	-	-
Total	$426,195	$809,131	$115,378	$1,350,704

The amortization of deferred charges and debt discount for the six months ended June 30, 2009 was as follows: (Unaudited):

	Warrants	Conversion Features	Deferred Charges	Total
12% convertible promissory note	$-	$-	$-	$-
3% convertible promissory notes	5,996,878	11,385,091	1,131,205	18,513,174
1% convertible promissory note	-	97,972	19,454	117,426
Total	$5,996,878	$11,483,063	$1,150,659	$18,630,600

The amortization of deferred charges and debt discount for the six months ended June 30, 2008 was as follows: (Unaudited):

	Warrants	Conversion Features	Deferred Charges	Total
12% convertible promissory note	$259,204	$-	$80,700	$339,904
3% convertible promissory notes	735,942	1,397,188	225,954	2,359,084
1% convertible promissory note	-	-	-	-
Total	$995,146	$1,397,188	$306,654	$2,698,988

The fair values of the financial instruments associated with warrants of both 12% convertible promissory note and 3% convertible promissory notes were determined utilizing Black-Scholes option pricing model, which is consistent with the Company’s historical valuation methods. The following assumptions and estimates were used in the Black-Scholes option pricing model: (1) 12% convertible promissory note: volatility of 182%; an average risk-free interest rate of 3.52%; dividend yield of 0%; and an expected life of 2 years, (2) 3% convertible promissory notes: volatility of 47%; an average risk-free interest rate of 3.30%; dividend yield of 0%; and an expected life of 3.5 years. The respective allocated proceeds to the warrants of 12% convertible promissory note and 3% convertible promissory note amounted to $333,670 and $8,300,000 respectively is recorded in additional paid-in capital and the respective debt discount is amortized over the life of convertible promissory notes, using the effective yield method.

The embedded beneficial conversion feature are recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of beneficial conversion feature is calculated according to EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” and EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”. Only 3% convertible promissory notes and 1% convertible promissory note are considered to have a beneficial conversion feature as the their effective conversion price was less than the Company’s market price of common stock at commitment date. For 12% convertible promissory note, no beneficial conversion feature existed. The value of beneficial conversion feature of 3% convertible promissory notes and 1% convertible promissory note amounted to $15,757,575 and $1,447,745 respectively is recorded as a reduction in the carrying value of the convertible promissory notes against additional paid-in capital. As the 3% convertible promissory notes and 1% convertible promissory note has stated redemption date, the respective debt discount is amortized over the term of the notes from the respective date of issuance using the effective yield method.

On February 13, 2008, the Company fully redeemed 12% Convertible Promissory Note due May 2008 at a redemption price equal to 100% of the principal amount of $5,000,000 plus accrued and unpaid interest. Accordingly, all the associated unamortized deferred charges and unamortized debt discount of $48,261 and $149,885 respectively at the date of redemption were immediately recognized as expenses and included in amortization of deferred charges and debt discount on the condensed consolidated statements of operations during the three months and six months ended June 30, 2008.

On April 2, 2009, Keywin exchanged 3% convertible promissory notes in the principal amount of $45,000,000 and all accrued and unpaid interest thereon, for 307,035,463 shares of the Company’s common stock. All the associated unamortized deferred charges and unamortized debt discount of the 3% convertible promissory notes in the principal amount of $45,000,000 amounting to $1,005,774 and $15,930,054 respectively at the date of conversion were immediately recognized as expenses and included in amortization of deferred charges and debt discount on the condensed consolidated statements of operations during the six months ended June 30, 2009.

Non-cash debt conversion charges

Pursuant to the debt restructuring in April 2009, the Company provided an inducement conversion offer to Keywin who exchanged 3% Convertible Promissory Notes in the principal amount of $45,000,000 and all accrued and unpaid interest thereon, for 307,035,463 shares of the Company’s common stock. To induce conversion, the Company has reduced the conversion price and additionally granted an option to Keywin to purchase an aggregate of 122,814,185 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000, exercisable for a three-month period. Accordingly, for the three months ended June 30, 2009, the Company recognized a non-cash debt conversion charge of $10,204,627 equal to the fair value of the incremental consideration (including both reduction in the conversion price and grant of the purchase option). The fair value of the purchase option was determined utilizing Black-Scholes option pricing model. The following assumptions and estimates were used: volatility of 129%; an average risk-free interest rate of 0.22%; dividend yield of 0%; and an expected life of 3 months.

Loss on early extinguishment of debt

As aforementioned, on April 2, 2009, the Company, the Investors agreed to cancel the 3% Convertible Promissory Notes in the principal amount of $5,000,000 held by the Investors (including all accrued and unpaid interest thereon), and all of the Warrants, in exchange for the Company’s issuance of new 1% Unsecured Senior Convertible Promissory Note due 2012 in the principal amount of $5,000,000. The Company determined that the original convertible notes and new convertible notes were with substantially different terms and hence reported in the same manner as an extinguishment of original notes and issuance of New Note.  Accordingly, all the associated unamortized deferred charges and unamortized debt discount of the 3% Convertible Promissory Notes in the principal amount of $5,000,000 amounted to $111,753 and $1,770,006 respectively at the date of extinguishment were immediately recognized as expenses and all the accrued and unpaid interest of $185,075 at the date of extinguishment were recognized as income. Such expenses, net of income amounted to $1,696,684 were included in the loss on early extinguishment of debt in the condensed consolidated statements of operations during the three months and six months ended June 30, 2009.

Interest Expense

The following table details the interest expenses:

	For the three months ended		For the six months ended
	June 30, 2009 (Unaudited)	June 30, 2008 (Unaudited)	June 30, 2009 (Unaudited)	June 30, 2008 (Unaudited)
12% convertible promissory note	$-	$-	$-	$69,041
3% convertible promissory notes	8,333	379,166	383,333	656,750
1% convertible promissory note	12,192	-	12,192	-
Total	$20,525	$379,166	$395,525	$725,791

NOTE 11.                  COMMITMENTS AND CONTINGENCIES

(A)  Commitments

1. Rental Lease Commitment

The Company’s existing rental leases do not contain significant restrictive provisions. The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases as of June 30, 2009:

Six months ending December 31, 2009	$284,699
Fiscal years ending December 31,
2010	454,603
2011	-
2012	-
Total	$739,302

2. Annual Advertising Operating Rights Fee Commitment

Since November 2006, the Company, through its subsidiaries and variable interest entities, NCN Media Services Limited, Quo Advertising, Xuancaiyi, Bona and Botong, has acquired advertising rights from third parties to operate different types of advertising panels for certain periods.

The following table sets forth the estimated future annual commitment of the Company with respect to the advertising operating rights of 1,122 roadside advertising panels and 5 mega-size advertising panels that the Company held as of June 30, 2009:

Six months ending December 31, 2009	$1,244,902
Fiscal years ending December 31,
2010	1,036,767
2011	769,370
2012	485,697
2013	210,423
Thereafter	80,673
Total	$3,827,832

3. Capital commitments

As of June 30, 2009, the Company had commitments for capital expenditures in connection with construction of roadside advertising panels and mega-size advertising panels of approximately $18,000.

(B)           Contingencies

The Company accounts for loss contingencies in accordance with SFAS No. 5 “Accounting for Loss Contingencies” and other related guidelines. Set forth below is a description of certain loss contingencies as of June 30, 2009 and management’s opinion as to the likelihood of loss in respect of loss contingency.

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

In July 2009, the Beijing Arbitration Commission made a judgment that Huamin is liable to pay Chengtian of $280,000. The Company is considering appealing the decision. Management does not believe that the outcome of this litigation will have a material impact on the Company’s consolidated financial statements, or the Company’s results of operations.

NOTE 12.                  EQUITY (DEFICIT)

(A)  Stock, Options and Warrants Issued for Services

1. In August 2006, the Company issued a warrant to purchase up to 100,000 shares of restricted common stock to a consultant at an exercise price $0.70 per share. One-fourth of the shares underlying the warrant became exercisable every 45 days beginning from the date of issuance. The warrant remains exercisable until August 25, 2016. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following assumptions and estimates: expected dividend 0%, volatility 192%, a risk-free rate of 4.5% and an expected life of one (1) year. The value of the warrant recognized $nil for the three months and six months ended June 30, 2009 and 2008. As of June 30, 2009, none of the associated warrants was exercised.

2. In July 2007, NCN Group Management Limited entered into Executive Employment Agreements (the “Agreements”) with Godfrey Hui, Deputy Chief Executive Officer (former Chief Executive Officer), Daniel So, former Managing Director, Daley Mok, former Chief Financial Officer, Benedict Fung, former President, and Stanley Chu, former General Manager. Pursuant to the Agreements, each executive was granted shares of the Company’s common stock subject to annual vesting over five years in the following amounts: Mr. Hui, 2,000,000 shares; Mr. So, 2,000,000 shares; Dr. Mok 1,500,000 shares; Mr. Fung 1,200,000 shares and Mr. Chu, 1,000,000 shares. However, Mr. So, Mr. Fung and Mr. Chu resigned from their respective positions in January 2009 and Mr. Mok was removed as the Company’s Chief Financial Officer in June 2009. Accordingly, they are no longer entitled to those shares that will be vested on December 31, 2009, 2010 and 2011 in the following amounts: Mr. So 1,500,000 shares; Mr. Fung 970,000 shares, Mr. Chu 790,000 shares and Mr. Mok 1,200,000. In connection with these stock grants and in accordance with SFAS 123R, the Company recognized non-cash stock-based compensation of $64,749 and $699,300 included in general and administrative expenses on the condensed consolidated statements of operations for the three months ended June 30, 2009 and 2008 respectively while during the six months ended June 30, 2009 and 2008 were $517,999 and $1,398,600 respectively. Out of the total shares granted under the Agreements, on January 2, 2008, an aggregate of 660,000 S-8 shares with par value of $0.001 each were vested and issued to the concerned executives.

3. In September 2007, the Company entered into a service agreement with independent directors Peter Mak, Ronglie Xu (who hold office until July 2, 2009), Joachim Burger (who resigned as a director of the Company on September 30, 2008), Gerd Jakob (who resigned as a director of the Company on May 5, 2009) and Edward Lu (who hold office until July 2, 2009). Pursuant to the service agreements, each independent director was granted shares of the Company’s common stock subject to a vesting period of ten months in the following amounts: Peter Mak: 15,000 shares; Ronglie Xu: 15,000 shares; Joachim Burger: 15,000 shares, Gerd Jakob: 10,000 shares and Edward Lu: 10,000 shares. In connection with these stock grants and in accordance with SFAS 123R, the Company recognized $nil and $43,485 of non-cash stock-based compensation included in general and administrative expenses on the condensed consolidated statements of operations for the three months ended June 30, 2009 and 2008 respectively while during the six months ended June 30, 2009 and 2008 were $nil and $86,970. On July 21, 2008, an aggregate of 65,000 S-8 shares of common stock of par value of $0.001 each were vested and issued to the independent directors.

4. In November 2007, the Company issued a warrant to purchase up to 300,000 shares of restricted common stock to a placement agent for provision of agency services in connection with the issuance of 3% convertible promissory notes at an exercise price $3.0 per share which are exercisable for a period of two years. The fair value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following weighted average assumptions: expected dividend 0%, volatility 182%, a risk-free rate of 4.05 % and an expected life of two (2) year. The value of the warrant recognized for the three months ended June 30, 2009 and 2008 were $31,958 and $31,958 respectively while during the six months ended June 30, 2009 and 2008 were $63,917 and$ 63,917 respectively. As of June 30, 2009, none of the associated warrants was exercised.

5. In December 2007, the Company committed to grant 235,000 S-8 shares of common stock to certain employees of the Company for their services rendered during the year ended December 31, 2007. In connection with these stock grants and in accordance with SFAS 123R, the Company recognized non-cash stock-based compensation of $nil in general and administrative expenses on the condensed consolidated statements of operations for the three months and six months ended June 30, 2009 and 2008. Such 235,000 S-8 shares of par value of $0.001 each were issued on January 2, 2008. In addition, the Company committed to grant another 30,000 S-8 shares of common stock to an employee pursuant to his employment contract for service rendered. The Company recognized the non-cash stock-based compensation of $nil and $70,123 for the three and six months ended June 30, 2009 and 2008 for such 30,000 S-8 shares granted. In October 2008, such 30,000 S-8 shares of common stock of par value of $0.001 each were vested and issued to the employee.

6. In June 2008, the Board of Directors resolved to grant 110,000 shares of common stock to the board of directors, Peter Mak, Ronglie Xu, Joachim Burger, Gerd Jakob, Edward Lu, Godfrey Hui, Daniel So, Daley Mok and Stanley Chu, as part of their directors’ fee for their service rendered during the period from July 1, 2008 to June 30, 2009. Each director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Peter Mak: 15,000 shares; Ronglie Xu: 15,000 shares; Joachim Burger: 15,000 shares; Gerd Jakob: 10,000 shares; Edward Lu: 10,000 shares; Godfrey Hui: 15,000 shares; Daniel So: 10,000 shares; Daley Mok: 10,000 shares and Stanley Chu: 10,000 shares. In connection with these stock grants and in accordance with SFAS 123R, the Company recognized $27,500 and $nil of non-cash stock-based compensation included in general and administrative expenses on the condensed consolidated statements of operations for the three months ended June 30, 2009 and 2008 respectively while $75,000 and $nil for the six months ended June 30, 2009 and 2008 respectively.

7. In July 2008, the Company committed to grant 170,000 S-8 shares of common stock to certain employees of the Company for their services rendered. One of the employees effectively resigned in January 2009 and his entitlement to 70,000 shares was canceled. Accordingly, in connection with these stock grants, the Company recorded a non-cash stock based compensation of $29,700 and $nil for the three months ended June 30, 2009 and 2008 respectively while $25,442 and $nil for the six months ended June 30, 2009 and 2008 respectively.

8. In August 2008, the Company committed to grant 100,000 S-8 shares of common stock to a consultant for services rendered. The value of stock grant recognized for the three months ended June 30, 2009 and 2008 were $31,412 and $nil respectively while $62,824 and $nil for the six months ended June 30, 2009 and 2008 respectively.

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

(D) Debt Restructuring

On April 2, 2009, the Company entered into a new financing arrangement. Please refer to Note 10 – Convertible Promissory Notes and Warrants for details. Keywin exchanged 3% Convertible Promissory Notes in the principal amount of $45,000,000 and all accrued and unpaid interest thereon, for 307,035,463 shares of the Company’s common stock and an option to Keywin to purchase an aggregate of 122,814,185 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000, exercisable for a three-month period commencing on April 2, 2009. Accordingly, the Company reversed such 3% Convertible Promissory Notes of principal amount of $45,000,000 and all accrued and unpaid interest of $1,665,675 against additional paid-in capital. The Company also recognized a non-cash debt conversion charge of $10,204,627 against additional paid-in capital.

As part of new financing arrangement, the Company also issued $5,000,000 in 1% unsecured convertible promissory note on April 2, 2009. As the conversion price was less than the Company’s market price of common stock at commitment date, it was considered to have a beneficial conversion feature with value of $1,447,745 recorded as a reduction in the carrying values of the notes against additional paid-in capital. For details, please refer to Note 10 – Convertible Promissory Notes and Warrants.

On April 6, 2009, the Company issued an aggregate of 307,035,463 shares of the Company’s restricted common stock with par value of $0.001 each to Keywin accordingly. .

(E) Changes in Equity (Deficit)

The following table summarizes the changes in equity (deficit) for the three months ended June 30, 2009:

	Noncontrolling Interests	NCN Common Stockholders	Total
Total deficit as of March 31, 2009 (unaudited)	$(21,588)	$(26,622,378)	$(26,643,966)
Net loss	(1,401)	(30,299,321)	(30,300,722)
Other comprehensive income (loss)	(587)	23,667	23,080
Preferred stock	-	-	-
Common stock	-	307,035	307,035
Additional paid-in capital	-	58,196,331	58,196,331
Total Equity (deficit) as of June 30, 2009 (unaudited)	$(23,576)	$1,605,334	$1,581,758

The following table summarizes the changes in equity (deficit) for the six months ended June 30, 2009:

	Noncontrolling Interests	NCN Common Stockholders	Total
Total deficit as of December 31, 2008 (audited)	$-	$(23,356,217)	$(23,356,217)
Net loss	(23,168)	(34,125,023)	(34,148,191)
Other comprehensive income (loss)	(408)	23,346	22,938
Preferred stock	-	-	-
Common stock	-	307,035	307,035
Additional paid-in capital	-	58,756,193	58,756,193
Total Equity (deficit) as of June 30, 2009 (unaudited)	$(23,576)	$1,605,334	$1,581,758

NOTE 13.                  RELATED PARTY TRANSACTIONS

Except as set forth below, during the six months ended June 30, 2009 and 2008, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

In connection with debt restructuring in April 2009, Statezone Ltd. of which Mr. Earnest Leung, the Company’s Chief Executive Officer and Director (being appointed on July 15, 2009 and May 11, 2009 respectively) is the sole director, provided agency and financial advisory services to the Company. Accordingly, the Company paid an aggregate service fee of $350,000 of which $250,000 is recorded as issuance costs for 1% convertible promissory note and $100,000 is recorded as prepaid expenses and other current assets, net during the three months ended June 30, 2009.

On July 1, 2009, the Company and Keywin, of which Mr. Earnest Leung is the director and his spouse is the sole shareholder, entered into an Amendment, pursuant to which the Company agreed to extend the exercise period for the Keywin Option under the Note Exchange and Option Agreement between the Company and Keywin, to purchase an aggregate of 122,814,185 shares of our common stock for an aggregate purchase price of $2,000,000, from a three-month period ending on July 1, 2009, to a six-month period ending October 1, 2009.

NOTE 14.                  NET LOSS PER COMMON SHARE

Net loss per share information for the three and six months ended June 30, 2009 and 2008 was as follows:

	For the three months ended June 30, 2009 (Unaudited)	For the three months ended June 30, 2008 (Unaudited)	For the six months ended June 30, 2009 (Unaudited)	For the six months ended June 30, 2008 (Unaudited)
Numerator:
Net loss from continuing operations attributable to NCN common stockholders	$(30,299,321)	$(8,840,506)	$(34,125,023)	$(17,230,216)
Net loss from discontinued operations attributable to NCN common stockholders	-	(47,615)	-	(29,419)
Net loss attributable to NCN common stockholders	(30,299,321)	(8,888,121)	(34,125,023)	(17,259,635)
Denominator:
Weighted average number of shares outstanding, basic	361,806,991	71,546,608	217,525,861	71,482,405
Effect of dilutive securities
Options and warrants	-	-	-	-
Weighted average number of shares outstanding, diluted	361,806,991	71,546,608	217,525,861	71,482,405

Net loss per common share – basic and diluted
Continuing operations	(0.08)	(0.12)	(0.16)	(0.24)
Discontinued operations	-	-	-	-
Net loss per common share – basic and diluted	$(0.08)	$(0.12)	$(0.16)	$(0.24)

The diluted net loss per common share is the same as the basic net loss per common share for the three and six months ended June 30, 2009 and 2008 as the ordinary shares to be issued under stock options and warrants outstanding are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. The securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because of anti-dilutive effect as of June 30, 2009 and 2008 were summarized as follows:

	For the three months ended June 30, 2009 (Unaudited)	For the three months ended June 30, 2008 (Unaudited)	For the six months ended June 30, 2009 (Unaudited)	For the six months ended June 30, 2008 (Unaudited)
Potential common equivalent shares:
Stock warrants for services (1)	-	63,368	-	63,368
Conversion feature associated with convertible promissory notes to common stock	214,961,307	30,303,030	214,961,307	30,303,030
Common stock to be granted to directors executives and employees for services (including non-vested shares)	2,185,000	7,105,000	2,185,000	7,105,000
Common stock to be granted to consultants for services (including non-vested shares)	100,000	-	100,000	-
Stock options granted to Keywin	84,323,964	-	84,323,964	-
Total	301,570,271	37,471,398	301,570,271	37,471,398

 Remarks:

(1)
 As of June 30, 2009, the number of potential common equivalent shares associated with warrants issued for services was nil, which was related to a warrant to purchase 100,000 common stock issued by the Company to a consultant in 2006 for service rendered at an exercise price of $0.70, which expired in August 2016.

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

The Company treated the sale of entire travel network as discontinued operations. Accordingly, revenues, costs and expenses of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes, as “Net Loss from Discontinued Operations, Net of Income Taxes”.

Summary operating results for the discontinued operations for travel network were as follows:

	For the three months ended June 30, 2009 (Unaudited)	For the three months ended June 30, 2008 (Unaudited)	For the six months ended June 30, 2009 (Unaudited)	For the six months ended June 30, 2008 (Unaudited)
Revenues	$-	$9,727,135	$-	$18,185,617
Cost of revenues	-	(9,628,249)	-	(17,930,072)
Gross profit	-	98,886	-	255,545
Operating expenses	-	(179,410)	-	(320,635)
Other income	-	23,077	-	40,811
Interest income	-	582	-	1,968
Net loss from discontinued operations, net of income taxes	$-	$(56,865)	$-	$(22,311)

NOTE 16.                 BUSINESS SEGMENTS FROM CONTINUING OPERATIONS

In September 2008, the Company disposed of its entire travel business. Accordingly, the Company now operates in one single business segment: Media Network, providing out-of home advertising services.

NOTE 17.                 SUBSEQUENT EVENT

On July 27, 2009, the Company filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State, pursuant to which, the Company restated and integrated into a single document its previous Certificate of Incorporation, as amended, and amended its previous Certificate of Incorporation to increase the total number of shares of common stock that the Company has the authority to issue from 800,000,000 to 2,000,000,000 shares.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statements

The following management’s discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the Company’s condensed consolidated financial statements and the notes thereto included in “Part I – Financial Information, Item 1. Financial Statements”. All amounts are expressed in U.S. dollars.

Overview

Our mission is to become a nationwide leader in providing out-of-home advertising in China, primarily serving the needs of branded corporate customers. We seek to acquire rights to install and operate roadside advertising panels and mega-size advertising panels in the major cities in China. In most cases, we will be responsible for installing advertising panels, although in some cases, advertising panels might have already been installed and we will be responsible for operating and maintaining the panels. Once the advertising panels are put into operation, we sell advertising airtime to our customers either directly or through advertising agencies. Since late 2006, we have been operating an advertising network of roadside LED digital video panels, mega-size LED digital video billboards and light boxes in major Chinese cities. LED (known as “Light Emitting Diode”) technology has evolved to become a new and popular form of advertising in China, capable of delivering crisp, super-bright images both indoors and outdoors.

Our net advertising revenues for the six months ended June 30, 2009 and 2008 amounted to $519,127 and $1,638,055 respectively. Our net loss for the six months ended June 30, 2009 and 2008 amounted to $34,148,191 and $17,360,770 respectively. Our results of operations were negatively affected by a variety of factors, which led to less than expected revenues and cash inflows during the first two quarter of 2009, including the following:

•	The rising costs to acquire advertising rights due to competition among bidders for those rights;

•	Slower than expected consumer acceptance of the digital form of advertising media;

•	Strong competition from other media companies; and

•
More importantly, slowing demand due to the worldwide financial crisis and deteriorating economic conditions in China, leading many customers to cut their advertising budget. The impact of the reduction in the pace of our advertising spending is expected to be more significant on our new digital form of media than traditional advertising platforms.

To address these unfavorable market conditions, in the latter half of 2008, we undertook drastic cost-cutting measures including reduction of our workforce, rentals, as well as reductions to our selling and marketing expenses and other general and administrative expenses. In addition, the commercial viability of each of our concession right contracts was re-assessed. Many of our concession rights are no longer commercially viable due to high annual fees and therefore such commercially non-viable concession right contracts were terminated. Management has also successfully negotiated some reductions in advertising operating right fees under existing contracts. The outcome of these cost reduction measures has been reflected in our financial results. We will continue to strictly control our operating costs for the foreseeable future.

We also completed debt restructuring exercise in April 2009 which has directly lessened our cash constraints. For details, please refer to below “Restructuring of Convertible Debt”. With the support of new investors, we believed that the Company could turn into a new chapter and bring in the best interest to our shareholders. In July 2009, the Company restructured its board composition to better equip for the Company’s success. On July 15, 2009, the board appointed Mr. Ernest Leung as the Company’s chief executive officer. Mr. Leung has over 20 years experience in the investment banking industry. He is the director of our major shareholder, Keywin Holdings Limited and also the director and chief executive officer of Vision Tech International Holdings Limited, which is listed on Hong Kong Main Board engaging in the distribution of consumer electronic products and home appliances in Hong Kong. Management is actively formulating a series of business development strategies and exploring more prominent advertising related projects, aiming to expand the Company and improve its financial performance.

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

On April 2, 2009, we entered into a new financing arrangement with the Investors and a new investor, memorialized in the following documents.

Note Exchange Agreement

On April 2, 2009, we entered into a Note Exchange Agreement with certain of the Investors, or the Note Exchange Agreement, pursuant to which the parties agreed to cancel Amended and Restated Notes in the principal amount of $5 million held by such Investors (including accrued and unpaid interest thereon), and all the Warrants, in exchange for our issuance of new 1% Unsecured Senior Convertible Notes due 2012 in the principal amount of $5 million, or the New Notes. The New Notes bear interest at 1% per annum, payable semi-annually in arrears, and mature on April 1, 2012. They are convertible at any time into shares of our common stock at an initial conversion price of $0.02326 per share, subject to customary anti-dilution adjustments. In addition, in the event of a default, the holders of the New Notes, or the Note Holders, will have the right to redeem the New Notes at 110% of the principal amount, plus any accrued and unpaid interest. The parties also agreed to terminate the Security Agreement and release all security interests arising out of the Purchase Agreement and the Amended and Restated Notes.

Notes Exchange and Option Agreement

On April 2, 2009, we also entered into a Note Exchange and Option Agreement, or the Note Exchange and Option Agreement, with Keywin Holdings Limited, a transferee of the Investors, Keywin, pursuant to which we agreed to exchange the remaining Amended and Restated Notes in the principal amount of $45 million (including all accrued and unpaid interest thereon) for (i) 307,035,463 shares of our common stock, or the Keywin Shares, and (ii) an option to purchase an aggregate of 122,814,185 shares of our common stock for an aggregate purchase price of $2,000,000, originally exercisable for a three-month period commencing on April 2, 2009, or the Keywin Option. Pursuant to an amendment dated as of July 1, 2009, between the Company and Keywin, we agreed to extend the exercise period for the Keywin Option to a six-month period ending October 1, 2009.

Registration Rights Agreement

In connection with the Note Exchange Agreement and the Note Exchange and Option Agreement, we agreed to provide Keywin and the Note Holders, pursuant to a Registration Rights Agreement, dated April 2, 2009, or the Registration Rights Agreement, among the Company, the Note Holders and Keywin, demand and piggy-back registration rights in respect of the Keywin Shares, shares of our common stock issuable upon exercise of the Keywin Option and shares of our common stock issuable upon conversion of the New Note.

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

Pursuant to the Letter Agreement, we also agreed to provide certain co-sale rights to the Investors. In the event that Keywin, its affiliates and/or any of the officers or directors of the Company (collectively, referred to as the Controlling Stockholders) propose to transfer, sell, assign or otherwise dispose of, directly or indirectly, any of its or their securities in the Company in a transaction which, together with previous transfers or sales, would constitute a Change in Control (as defined in the Letter Agreement), then each of the Investors (and their assigns) will have the right to sell, at their sole election, together with such selling Controlling Stockholder, up to their entire interest in the Company (including either the New Note or the securities issuable upon conversion of the New Note, except that any such co-sale must be on the same terms and conditions agreed to by the selling Controlling Stockholder.

Pursuant to the Letter Agreement, the parties also agreed to certain limitations on conversion of the New Note. The Investors agreed that they would not convert, and we agreed that we would not issue any shares of our common stock upon any attempted conversion or exercise of, any portion of the New Note, if after giving effect to such conversion, the Investors (together with their affiliates) collectively would have acquired, through the conversion of the New Note or otherwise, beneficial ownership of a number of shares of our common stock in excess of 9.99% of the aggregate number of shares of common stock outstanding immediately after giving effect to such conversion or exercise.

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

The restatement adjustments corrected the accounting errors arising from our misapplication of accounting policies to the discount associated with the beneficial conversion feature attributed to the issuance of the 3% convertible promissory notes in 2007 and 2008. We initially amortized the discount according to EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio”, which stated that discount resulting from allocation of proceeds to the beneficial conversion feature should be recognized as interest and other debt–related expenses over the minimum period from the date of issuance to the date of earliest conversion. As the notes are convertible at the date of issuance, we fully amortized such discount through interest and other debt–related expenses at the date of issuance accordingly. However, according to Issue 6 of EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, EITF Issues No. 98-5 should be modified to require the discount related to the beneficial conversion feature to be accreted from the date of issuance to the stated redemption date regardless of when the earliest conversion date occurs using the effective interest method. The restatement adjustments were to reflect the retrospective application of the Issue 6 of EITF Issue No. 00-27.

The aggregate net effect of the restatement was to (1) increase stockholders’ equity by approximately $14.3 million as of June 30, 2008; (2) Increase both non-cash interest and other debt–related expenses and net loss for the three months ended June 30, 2008 by approximately $0.8 million while decrease both non-cash interest and other debt–related expenses and net loss for the six months ended June 30, 2008 by approximately $9.6 million. Accordingly, the net loss per common share (basic and diluted) for the three months ended June 30, 2008 increased from $0.11 to $0.12, while decreased from $0.38 to $0.24 for the six months ended June 30, 2008.

Results of Operations

Comparison of Three Months Ended June 30, 2009 and June 30, 2008

Revenues – In the three months ended June 30, 2009, our revenues were derived from provision of advertising services. Revenues from advertising services for the three months ended June 30, 2009 were $333,978 as compared to $1,053,888 for the corresponding prior year period, a decrease of 68%. The decrease was mainly attributed to the decrease in the advertising sales orders as a result of the worldwide financial crisis and deteriorating economic conditions in China.

Cost of Advertising Services – Cost of advertising services for the three months ended June 30, 2009 was $501,058, a decrease of 89% compared to $4,645,264 for the corresponding prior year period. This significant decrease was mainly attributable to the decrease in amortization of advertising operating rights fees. The amortization of advertising operating rights fees for the three months ended June 30, 2009 was $365,876, a decrease of 92% compared to $4,483,477 for the corresponding prior year period. The decrease in the amortization of advertising operating rights fees was resulted from the termination of commercially non-viable concession right contracts in late 2008 and early 2009 as well as the renegotiation of certain concession advertising operating right fees to a lower price.

Selling and Marketing Expenses – Selling and marketing expenses for the three months ended June 30, 2009 decreased by 81% to $159,421 compared to $823,965 for the corresponding prior year period, primarily due to a decrease in advertising services provided by the Company.

General and Administrative Expenses – General and administrative expenses for the three months ended June 30, 2009 decreased by 63% to $1,009,995, compared to $2,744,758 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to drastic cost cutting measures, including reduction of the Company’s workforce, rental, and other general and administrative expenses, since the latter half of 2008.

Interest and Other Debt–Related Expenses – Interest and other debt–related expenses for the three months ended June 30, 2009 increased to $28,975,090, or by 1,575%, compared to $1,729,870 for the corresponding prior year period. The significant increase was primarily due to the Company entering into debt restructuring in April 2009 from which the Company recorded a one-time non-cash debt conversion charges, one-time loss on early extinguishment of debt and one-time write-off on unamortized deferred charges and debt discount of $10,204,627, $1,696,684 and $16,935,828 respectively during the three months ended June 30, 2009.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended June 30, 2009 and 2008 as the Company and all of its subsidiaries and variable interest entities operated at a taxable loss during the respective periods.

Net loss from Continuing Operations – The Company incurred a net loss from continuing operations of $30,300,722 for the three months ended June 30, 2009, an increase of 242% compared to a net loss of $8,859,055 for the corresponding prior year period. The significant increase in net loss was mainly due to one-time effect of debt restructuring, amounting to $28,837,140 offset by the decrease in the cost of advertising services, selling and marketing expenses and general and administrative expenses as a result of our cost cutting measures.

Comparison of Six Months Ended June 30, 2009 and June 30, 2008

Revenues – In the six months ended June 30, 2009, our revenues were derived from provision of advertising services. Revenues from advertising services for the six months ended June 30, 2009 were $519,127 as compared to $1,638,055 for the corresponding prior year period, a decrease of 68%. The decrease was mainly attributed to the decrease in the advertising sales orders as a result of the worldwide financial crisis and deteriorating economic conditions in China.

Cost of Advertising Services – Cost of advertising services for the six months ended June 30, 2009 was $953,317, a decrease of 89% compared to $8,606,604 for the corresponding prior year period. The significant decrease was mainly attributable to the decrease in amortization of advertising operating rights fees. The amortization of advertising operating rights fees for the six months ended June 30, 2009 was $678,736, a decrease of 92% compared to $8,084,126 for the corresponding prior year period. The decrease in the amortization of advertising operating rights fees was resulted from the termination of commercially non-viable concession right contracts in late 2008 and early 2009 as well as the renegotiation of certain concession advertising operating right fees to a lower price.

Selling and Marketing Expenses – Selling and marketing expenses for the six months ended June 30, 2009 decreased by 78% to $325,407 compared to $1,464,283 for the corresponding prior year period, primarily due to a decrease in advertising services provided by the Company.

General and Administrative Expenses – General and administrative expenses for the six months ended June 30, 2009 decreased by 55% to $2,477,666, compared to $5,521,025 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to drastic cost cutting measures, including reduction of the Company’s workforce, rental, and other general and administrative expenses, since the latter half of 2008. The write-back of allowance for doubtful debts of $229,440 included in general and administrative expenses also led to the decrease in general and administrative expenses.

Interest and Other Debt–Related Expenses – Interest and other debt–related expenses for the six months ended June 30, 2009 increased to $30,927,436, or by 803%, compared to $3,424,779 for the corresponding prior period. The significant increase was primarily due to the Company entering into debt restructuring in April 2009 from which the Company recorded a one-time non-cash debt conversion charges, one-time loss on early extinguishment of debt and one-time write-off on unamortized deferred charges and debt discount of $10,204,627, $1,696,684 and $16,935,828 respectively during the six months ended June 30, 2009.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the six months ended June 30, 2009 and 2008 as the Company and all of its subsidiaries and variable interest entities operated at a taxable loss during the respective periods.

Net loss from Continuing Operations – The Company incurred a net loss from continuing operations of $34,148,191 for the six months ended June 30, 2009, an increase of 97% compared to a net loss of $17,338,459 for the corresponding prior year period. The increase in net loss was mainly due to one-time effect of debt restructuring, amounting to $28,837,140, offset by the decrease in the cost of advertising services, selling and marketing expenses and general and administrative expenses as a result of our cost cutting measures.

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

We treated the sales of entire travel network as discontinued operations. Accordingly, revenues, costs and expenses of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations. Summary operating results for the discontinued operations for travel network as follows:

	For the three months ended June 30, 2009 (Unaudited)	For the three months ended June 30, 2008 (Unaudited)	For the six months ended June 30, 2009 (Unaudited)	For the six months ended June 30, 2008 (Unaudited)
Revenues	$-	$9,727,135	$-	$18,185,617
Cost of revenues	-	(9,628,249)	-	(17,930,072)
Gross profit	-	98,886	-	255,545
Operating expenses	-	(179,410)	-	(320,635)
Other income	-	23,077	-	40,811
Interest income	-	582	-	1,968
Net loss from discontinued operations, net of income taxes	-	(56,865)	-	(22,311)
Less: net income (loss) attributable to noncontrolling interests	-	9,250	-	(7,108)
Net loss from discontinued operations, net of income taxes and noncontrolling interests	$-	$(47,615)	$-	$(29,419)

Liquidity and Capital Resources

As of June 30, 2009, we had cash of $4,098,355, compared to $7,717,131 as of December 31, 2008, representing a decrease of $3,618,776. The decrease was mainly attributable to the cash utilized by operating activities.

Operating Activities

Net cash utilized by operating activities for the six months ended June 30, 2009 was $3,347,707, as compared with $13,889,375 for the corresponding prior year period. The decrease in net cash used in operating activities was mainly attributable to our drastic cost-cutting measures and the decrease in the payments for advertising operating rights fees as a result of commercially non-viable concession right contracts were being terminated in 2009.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2009 was $9,126, compared with $5,968,955 for the corresponding prior year period. The decrease was mainly attributable to less equipment being purchased and no acquisition being taken during the six months ended June 30, 2009. For the six months ended June 30, 2008, the investing activities consisted primarily of the purchase of equipment related to our media business and costs associated with the acquisition of Cityhorizon BVI.

Financing Activities

Net cash used in financing activities was $250,000 for the six months ended June 30, 2009, compared with $28,900,000 net cash provided by financing activities for the corresponding prior year period. For the six months ended June 30, 2009, the cash used in financing activities consisted primarily of issuance costs related to 1%  convertible promissory note while for the six months ended June 30, 2008, the cash provided by financing activities primarily consisted of the issuance of $35,000,000 in 3% Convertible Promissory Notes, offset by $5,000,000 paid to redeem the outstanding 12% convertible promissory note due May 2008.

Capital Expenditures

During the six months ended June 30, 2009, we acquired assets of $55,280, which were financed through proceeds from the issuance of convertible promissory notes.

Commitments

Rental Lease Commitment

The Company’s existing rental leases do not contain significant restrictive provisions. The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases as of June 30, 2009:

Six months ending December 31, 2009	$284,699
Fiscal years ending December 31,
2010	454,603
2011	-
2012	-
Total	$739,302

Annual Advertising Operating Rights Fee Commitment

Since November 2006, the Company, through its subsidiaries NCN Media Services Limited, Quo Advertising, Xuancaiyi, Bona and Botong, has acquired advertising rights from third parties to operate different types of advertising panels for certain periods.

The following table sets forth the estimated future annual commitment of the Company with respect to the advertising operating rights of 1,122 roadside advertising panels and 5 mega-size advertising panels that the Company held as of June 30, 2009:

Six months ending December 31, 2009	$1,244,902
Fiscal years ending December 31,
2010	1,036,767
2011	769,370
2012	485,697
2013	210,423
Thereafter	80,673
Total	$3,827,832

Due to the unexpected unfavorable market conditions described above, cash inflows from advertising revenues were less than we expected. We have to raise additional funds in order to further expand our media network though we have completed debt restructuring in April 2009 which has lessened our cash constraints and we should be able to satisfy our requirements during the next 12 months if we scale down our operations. Because we presently have only limited revenue from operations, we intend to continue to rely primarily on financing through the issuance of our equity and debt securities to satisfy future capital requirements to enable us to finance ongoing operations. There can be no assurance that we will be able to enter into such agreements. Current global financial conditions and unfavorable conditions in our existing notes described above make securing a financing difficult to achieve. Failure to raise additional funds would have a material adverse effect on our financial condition. Furthermore, the issuance of equity or debt securities which are or may become convertible into equity securities in connection with such financing could result in substantial additional dilution to the stockholders.

To address our cash constraints, our management will continue to strictly control our operating costs. We will also continue to allocate resources to commercially viable projects as well as explore new prominent advertising related projects.

Advertising Operating Rights Fees

Advertising operating rights fees are the major cost of our advertising revenue. To maintain the advertising operating rights, we are required to pay advertising operating rights fees in accordance with payment terms set forth in contracts we entered into with various parties. These parties generally require us to prepay advertising operating rights fees for a period of time. The details of our advertising operating rights fees as of June 30, 2009 and 2008 were as follows:
	For the three months ended June 30, 2009 (Unaudited)	For the three months ended June 30, 2008 (Unaudited)	For the six months ended June 30, 2009 (Unaudited)	For the six months ended June 30, 2008 (Unaudited)
Total payment for advertising operating rights	$168,028	$1,227,379	$1,180,650	$7,122,560

Total advertising operating rights fee recognized	$365,876	$4,483,477	$678,736	$8,084,126

	As of June 30, 2009 (Unaudited)	As of December 31, 2008 (Audited)
Prepayments for advertising operating rights, net	$342,264	$418,112
Accrued advertising operating rights fees	$126,139	$733,000

For future advertising operating rights commitment under non-cancellable advertising operating right contracts, please refer to the table under the following Section – “Contractual Obligations and Commercial Commitments”.

We financed the above payments through the issuance of our equity and debt securities. As we currently generate limited revenue from our media operation, in addition to the proceeds from the issuance of convertible promissory notes, we intend to continue to raise funds through the issuance of equity and debt securities to satisfy future payment requirements. There can be no assurance that we will be able to enter into such agreements.

In the event that advertising operating rights fees cannot be paid in accordance with the payment terms set forth in our contracts, we may not be able to continue to operate our advertising panels and our ability to generate revenue will be adversely affected. As such, failure to raise additional funds would have significant negative impact on our financial condition.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of June 30, 2009:

	Payments due by fiscal years ending December 31,
	Total	2009	2010 - 2012	2013 - 2014	After 2014
Long-term Debt Obligations	5,000,000	-	5,000,000	-	-
Operating Lease Obligations	739,302	284,699	454,603	-	-
Annual Advertising Operating Rights Fee Obligations	3,827,832	1,244,902	2,291,834	291,096	-
Purchase Obligations	18,000	18,000	-	-	-

Long-term Debt Obligations. We issued an aggregate of $5,000,000 in 1% Convertible Promissory Note in April 2009 to our investors. Such 1% Convertible Promissory Note matures on April 1, 2012. For details, please refer to the notes to financial statements.

Operating Lease Obligations. We have entered into various non-cancelable operating lease agreements for our offices and staff quarter. Such operating leases do not contain significant restrictive provisions.

Annual Advertising Operating Rights Fee Obligations. Since November 2006, the Company, through its subsidiaries or variable interest entities, NCN Media Services Limited, Quo Advertising, Xuancaiyi, Bona and Botong, has acquired rights from third parties to operate roadside advertising panels and mega-size advertising panels whose lease terms expiring between 2009 and 2024.

Purchase Obligations. We are obligated to make payments under non-cancellable contractual arrangements with our vendors, principally for constructing our advertising panels.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. Except for  below new addition to accounting policy for debt restructuring in April 2009, there have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Debt Restructuring

On April 2, 2009, the Company entered into a new financing arrangement with the holders of the 3% convertible promissory notes and warrants and a new investor. The Company provided an inducement conversion offer to a new investor who exchanged 3% convertible promissory notes in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 307,035,463 shares of the Company’s common stock. (The original conversion price is $1.65 per share convertible into 28,282,227 shares). Pursuant to paragraph 21 of EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, all the unamortized debt discount (including the discount from an allocation of proceeds to the warrants and the discount originated by the beneficial conversion feature) of the relevant 3% convertible promissory notes remaining at the date of conversion were immediately recognized as expenses and is included in amortization of deferred charges and debt discount in the condensed consolidated statement of operations. The Company also accounted for the inducement conversion offer according to SFAS No. 84 “Induced Conversions of Convertible Debt”. To induce conversion, the Company has reduced the conversion price and additionally granted an option to purchase an aggregate of 122,814,185 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000, exercisable for a three-month period. This option expired in July 2009 whereupon the Company’s board had approved an extension for the option to be exercised to October 2009. The Company recognized non-cash debt conversion charges equal to the fair value of the incremental consideration (including both reduction in the conversion price and grant of purchase option) given as of the date the inducement offer is accepted by a new investor. The fair value of the purchase option was determined utilizing Black-Scholes option pricing model.

For the remaining 3% convertible promissory notes in the principal amount of $5,000,000, the Company and the holders of the 3% Convertible Promissory notes agreed to cancel the 3% Convertible Promissory Notes in the principal amount of $5,000,000 (including all accrued and unpaid interest thereon), and all of the Warrants, in exchange for the Company’s issuance of new 1% Unsecured Senior Convertible Promissory Note due 2012 in the principal amount of $5,000,000. The New Note bear interest at 1% per annum, payable semi-annually in arrears, mature on April 1, 2012, and are convertible at any time into shares of our common stock at an fixed conversion price of $0.02326 per share, subject to customary anti-dilution adjustments. Pursuant to EITF Issue No. 96-19, “Debtor’s Accounting For a Modification or Exchange of Debt Instruments”, EITF Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” and EITF Issue No. 06-6, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments”, the Company determined that the original convertible notes and new convertible notes were with substantially different terms and hence reported in the same manner as an extinguishment of original notes and issuance of New Note.

The Company determined the new 1% Unsecured Senior Convertible Promissory Note to be a conventional convertible instrument under EITF Issue No. 05-2, “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19”. Its embedded conversion option was qualify for equity classification pursuant to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, and met the other criteria in paragraph 11(a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The embedded beneficial conversion feature was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The debt discount resulting from the allocation of proceeds to the beneficial conversion feature is amortized over the term of the New Note from the respective dates of issuance using the effective yield method.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. Effective January 1, 2008, the Company adopted the measurement and disclosure other than those requirements related to nonfinancial assets and liabilities in accordance with guidance from FASB Staff Position 157-2 “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of fiscal year 2009. In April 2009, the FASB issued Staff Position No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in SFAS No. 157 “Fair Value Measurements”, which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP FAS No. 157-4 is applied prospectively and is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of SFAS No. 157 did not have a material impact on our financial statements.

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

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB No. 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB Opinion No. 28-1”). FSP FAS No. 107-1 and APB Opinion No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value. Prior to the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the Company will now be required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the condensed consolidated balance sheets at fair value. FSP FAS No. 107-1 and APB Opinion No. 28-1 is effective for interim reporting periods that end after June 15, 2009. As this pronouncement is only disclosure-related, it had no impact on the financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for the interim report and annual periods that end after June 15, 2009. The adoption of SFAS 165 had no impact on the Financial Statements as management already followed a similar approach prior to the adoption of this standard.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends various provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125” by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. SFAS 166 will be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Management is currently evaluating the potential impact of SFAS 166 on the financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 will be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Management is currently evaluating the potential impact of SFAS 167 on the financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or EITF Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 will be effective for interim and annual periods that end after September 15, 2009. Management has determined that the adoption of SFAS 168 will not have an impact on the financial statements.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that as of June 30, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

During the six months ended June 30, 2009, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On March 20, 2008, our wholly-owned subsidiary, NCN Huamin, entered into a rental agreement with Beijing Chengtian Zhihong TV & Film Production Co., Ltd., or Chengtian, pursuant to which a certain office premises located in Beijing was leased from Chengtian to NCN Huamin for a term of three years, commencing April 1, 2008. On December 30, 2008, NCN Huamin issued a notice to Chengtian to terminate the rental agreement effective on December 31, 2008 due to the fact that Chengtian had breached several provisions of the rental agreement and refused to take any remedial actions. On January 14, 2009, NCN Huamin received a notice from Beijing Arbitration Commission that Chengtian, as plaintiff, had initiated a lawsuit against NCN Huamin seeking an aggregate of approximately $505,000 for unpaid rental-related expenses, plus accrued interest, as well as compensation for unilateral termination of the rental contract. On February 25, 2009, NCN Huamin counter-claimed for breach of rental contract against Chengtian, seeking an aggregate of approximately $155,000 from Chengtian for overpayment of rental expenses and compensation for Chengtian’s breach of contract. In July 2009, the Beijing Arbitration Commission made a judgment that Huamin is liable to pay Chengtian of $280,000. We are considering appealing the decision. We do not believe that the outcome of this litigation will have a material impact on our consolidated financial statements, or our results of operations.

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

No matters were submitted during the second quarter of 2009 to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5.	OTHER INFORMATION.

On June 19, 2009 we reported our Board of Directors’ removal, on June 15, 2009, of Daley Mok as our Chief Financial Officer and from all other offices of the Company held by him, effective immediately.  In connection with this removal, the Board also terminated Mr. Mok’s employment agreement with the Company and the vesting of shares thereunder.

Under the terms of an amendment dated as of July 1, 2009, between the Company and Keywin, we agreed to extend the exercise period for the Keywin Option under the Note Exchange and Option Agreement between the Company and Keywin, to purchase an aggregate of 122,814,185 shares of our common stock for an aggregate purchase price of $2,000,000, from a three-month period ending on July 1, 2009, to a six-month period ending October 1, 2009.

On July 15, 2009, we entered into separate executive employment agreements with each of Earnest Leung and Gofrey Hui, in connection with their services to the Company as our Chief Executive Officer and Deputy Chief Executive Officer, respectively.  Under the terms of the agreements, each of Mr. Leung and Mr. Hui will receive a monthly salary of HK$60,000 (approximately $7,741) and a monthly allowance of HK$40,000 (approximately, $5,161) and we have agreed to grant an incentive bonus to each of Mr. Leung and Mr. Hui, of 30 million shares and 10 million shares of our common stock, respectively, for their first two years of service to the Company. Each of the executives has also agreed to customary non-competition and confidentiality provisions and the agreements may be terminated by the Company at any time without notice or payment, in the event that any of the executives engage in misconduct or dereliction of duty.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
10.1	Amendment No. 1 to Note Exchange and Option Agreement, dated July 1, 2009, between Keywin Holdings Limited and the Company.

10.2	Employment Agreement, dated July 15, 2009, between the Company and Earnest Leung.

10.3	Employment Agreement, dated July 15, 2009, between the Company and Godfrey Hui.

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2009	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jennifer Fu
Jennifer Fu, Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
Exhibit No.	Description
10.1	Amendment No. 1 to Note Exchange and Option Agreement, dated July 1, 2009, between Keywin Holdings Limited and the Company.

10.2	Employment Agreement, dated July 15, 2009, between the Company and Earnest Leung.

10.3	Employment Agreement, dated July 15, 2009, between the Company and Godfrey Hui.

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.