Form 10-Q
period 2009-09-30
NETWORK CN INC
filed 2009-11-06
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-30264

NETWORK CN INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	90-0370486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 3908, Shell Tower
Times Square, 1 Matheson Street
Causeway Bay, Hong Kong
(Address of principal executive offices, Zip Code)

(852) 2833-2186
(Registrant’s telephone number, including area code)

21/F., Chinachem Century Tower
178 Gloucester Road, Wanchai, Hong Kong
__________________________________________________
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 3, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	423,122,071

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe”, “expect”, “anticipate”, “project”, “targets”, “optimistic”, “intend”, “aim”, “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to our potential inability to raise additional capital; changes in domestic and foreign laws, regulations and taxes; uncertainties related to China’s legal system and economic, political and social events in China; Securities and Exchange Commission (“SEC”) regulations which affect trading in the securities of “penny stocks”; changes in economic conditions, including a general economic downturn or a downturn in the securities markets; and any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for fiscal year ended December 31, 2008 and subsequent SEC filings. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

USE OF TERMS

Except as otherwise indicated by the context, references in this report to:

•	“BVI” are references to the British Virgin Islands;

•	“China” and “PRC” are to the People’s Republic of China;

·
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

•	“NCN Management Services” are references to NCN Management Services Limited, a British Virgin Islands limited company;

•	“RMB” are to the Renminbi, the legal currency of China;

•	the “Securities Act” are to the Securities Act of 1933, as amended; and the “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	“Tianma” are references to Guangdong Tianma International Travel Service Co., Ltd, a PRC limited company; and

•	“U.S. dollar,” “$” and “US$” are to the legal currency of the United States.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NETWORK CN INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	As of September 30, 2009 (Unaudited)	As of December 31, 2008 (Audited)
ASSETS
Current Assets
Cash		$2,806,441	$7,717,131
Accounts receivable, net	6	78,552	217,402
Prepayments for advertising operating rights, net	7	333,362	418,112
Prepaid expenses and other current assets, net	8	434,861	630,132
Total Current Assets		3,653,216	8,982,777

Equipment, Net		2,077,243	2,397,624
Intangible Assets, Net	9	373,014	449,307
Deferred Charges, Net		211,292	1,242,958

TOTAL ASSETS		$6,314,765	$13,072,666

LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable, accrued expenses and other payables		2,361,225	5,577,204
Current liabilities from discontinued operations		3,655	3,655
Total Current Liabilities		2,364,880	5,580,859

3% Convertible Promissory Notes Due 2011, Net	10	-	30,848,024

1% Convertible Promissory Note Due 2012, Net	10	3,751,204	-

TOTAL LIABILITIES		6,116,084	36,428,883

COMMITMENTS AND CONTINGENCIES	11	-	-

EQUITY (DEFICIT)
NCN Stockholders’ Equity (Deficit)	12
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 2,000,000,000 shares authorized Issued and outstanding: 423,122,071 and 71,641,608 as of September 30, 2009 and December 31, 2008 respectively		423,122	71,642
Additional paid-in capital		119,056,729	59,578,612
Deferred stock compensation		(1,050,000)	-
Accumulated deficit		(119,878,319)	(84,653,932)
Accumulated other comprehensive income		1,672,150	1,647,461
Total NCN Stockholders’ Equity (Deficit)		223,682	(23,356,217)

Noncontrolling Interests	12	(25,001)	-

TOTAL EQUITY (DEFICIT)		198,681	(23,356,217)

TOTAL LIABILITIES AND EQUITY(DEFICIT)		$6,314,765	$13,072,666

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
LOSS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

		For the three months ended		For the nine months ended
	Note	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
REVENUES
Advertising services		$293,706	$2,520,474	$812,833	$4,158,529

COST OF REVENUES
Cost of advertising services		559,906	5,651,467	1,513,223	14,258,071

GROSS LOSS		(266,200)	(3,130,993)	(700,390)	(10,099,542)

OPERATING EXPENSES
Selling and marketing		180,230	656,114	505,637	2,120,397
General and administrative		527,829	4,408,534	3,001,437	9,929,559
Non-cash impairment charges		-	5,671,782	4,058	5,671,782
Total Operating Expenses		708,059	10,736,430	3,511,132	17,721,738

LOSS FROM OPERATIONS		(974,259)	(13,867,423)	(4,211,522)	(27,821,280)

OTHER INCOME
Interest income		6,724	21,257	20,668	61,412
Other income		-	-	2,564	4
Total Other Income		6,724	21,257	23,232	61,416

INTEREST AND OTHER DEBT- RELATED EXPENSES
Amortization of deferred charges and debt discount	10	120,231	1,392,116	18,750,831	4,091,104
Non-cash debt conversion charges	10	-	-	10,204,627	-
Loss on early extinguishment of debt	10	-	-	1,696,684	-
Interest expense	10	12,603	383,334	408,128	1,109,125
Total Interest and Other Debt– Related Expenses		132,834	1,775,450	31,060,270	5,200,229

NET LOSS BEFORE INCOME TAXES		(1,100,369)	(15,621,616)	(35,248,560)	(32,960,093)
Income taxes		-	-	-	-
NET LOSS FROM CONTINUING OPERATIONS		(1,100,369)	(15,621,616)	(35,248,560)	(32,960,093)

DISCONTINUED OPERATIONS
Net income (loss) from discontinued operations, net of income taxes	15	-	1,249	-	(21,044)
Gain from disposal of discontinued operations		-	66,085	-	66,085
NET INCOME FROM DISCONTINUED OPERATIONS		-	67,334	-	45,041

NET LOSS		(1,100,369)	(15,554,282)	(35,248,560)	(32,915,052)

		For the three months ended		For the nine months ended
	Note	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS, NET OF INCOME TAXES		1,005	79,916	24,173	181,051

NET LOSS ATTRIBUTABLE TO NCN COMMON STOCKHOLDERS		$(1,099,364)	$(15,474,366)	$(35,224,387)	$(32,734,001)

OTHER COMPREHENSIVE INCOME

Total other comprehensive income		923	77,506	23,861	1,699,031
Less: foreign currency translation loss attributable to noncontrolling interests		420	770	828	7,660

Foreign currency translation gain attributable to NCN common stockholders		1,343	78,276	24,689	1,706,691

COMPREHENSIVE LOSS ATTRIBUTABLE TO NCN COMMON STOCKHOLDERS		$(1,098,021)	$(15,396,090)	$(35,199,698)	$(31,027,310)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED
Loss per common share from continuing operations attributable to NCN common stockholders	14	-	(0.22)	(0.12)	(0.46)
Loss per common share from discontinued operations attributable to NCN common stockholders	14	-	-	-	-
Net loss per common share – basic and diluted	14	$-	$(0.22)	$(0.12)	$(0.46)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	14	410,081,908	71,597,478	282,416,544	71,563,688

AMOUNTS ATTRIBUTABLE TO NCN COMMON STOCKHOLDERS
Loss from continuing operations, net of tax	14	(1,099,364)	(15,546,407)	(35,224,387)	(32,776,641)
Discontinued operations, net of tax	14	-	72,041	-	42,640
NET LOSS ATTRIBUTABLE TO NCN COMMON STOCKHOLDERS	14	$(1,099,364)	$(15,474,366)	$(35,224,387)	$(32,734,001)

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations attributable to NCN common stockholders	$(35,224,387)	$(32,776,641)
Net income from discontinued operations attributable to NCN common stockholders	-	42,640
Net loss attributable to NCN common stockholders	(35,224,387)	(32,734,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:
Equipment and intangible assets	437,447	1,427,317
Deferred charges and debt discount	18,750,831	4,091,105
Non-cash debt conversion charges	10,204,627	-
Loss on early extinguishment of debt	1,696,684	-
Stock-based compensation for service	461,551	2,476,469
Loss on disposal of equipment	5,180	88,340
Loss on deconsolidation of a variable interest entity	8,178	-
(Net write-back of ) allowance for doubtful debt	(241,227)	1,411,287
Non-cash impairment charges	4,058	5,671,782
Gain from disposal of discontinued operations	-	(66,085)
Noncontrolling interests	(24,173)	(122,723)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	258,478	(1,346,591)
Prepayments for advertising operating rights	82,986	2,288,156
Prepaid expenses and other current assets	316,870	(2,316,952)
Accounts payable, accrued expenses and other payables	(1,331,727)	3,121,568
Net cash used in operating activities	(4,594,624)	(16,010,328)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(121,356)	(3,469,003)
Proceeds from sales of equipment	70,157	1,789
Net cash used in acquisition of subsidiaries	-	(2,708,928)
Proceeds from disposal of discontinued operations, net of cash disposed of	-	(472,827)
Net cash used in investing activities	(51,199)	(6,648,969)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 3% convertible promissory note, net of costs	-	33,900,000
Repayment of 12% convertible promissory note	-	(5,000,000)
Issuance costs for 1% convertible promissory note	(250,000)	-
Net cash (used in) provided by financing activities	(250,000)	28,900,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(14,867)	1,567,341

NET (DECREASE) INCREASE IN CASH	(4,910,690)	7,808,044

CASH, BEGINNING OF PERIOD	7,717,131	2,233,528

CASH, END OF PERIOD	$2,806,441	$10,041,572

	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	-	-
Interest paid for 12% convertible promissory note	-	69,041

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

The condensed consolidated financial statements for the three and nine months ended September 30, 2009 and 2008 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, previously filed with the SEC on March 27, 2009.

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

Details of the Company’s principal subsidiaries and variable interest entities as of September 30, 2009 are described in Note 5 – Subsidiaries and Variable Interest Entities.

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

NETWORK CN INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

(B) Recent Accounting Pronouncements

FASB Establishes Accounting Standards Codification

In June 2009, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01 “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative GAAP. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force (“EITF”) Abstracts. Instead, it will issue ASU which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

Other Accounting Changes

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (ASC Topic 820). Effective January 1, 2008, the Company adopted the measurement and disclosure other than those requirements related to nonfinancial assets and liabilities in accordance with guidance from FASB Staff Position 157-2 “Effective Date of FASB Statement No. 157” (ASC Topic 820-10), which delayed the effective date of SFAS No. 157 (ASC Topic 820) for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of fiscal year 2009. In April 2009, the FASB issued Staff Position No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”) (ASC Topic 820-10-65).  FSP FAS No. 157-4 (ASC Topic 820-10-65) clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS No. 157-4 (ASC Topic 820-10-65) also reaffirms the objective of fair value measurement, as stated in SFAS No. 157 (ASC Topic 820), which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP FAS No. 157-4 (ASC Topic 820-10-65) is applied prospectively and is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of SFAS No. 157 (ASC Topic 820) did not have a material impact on our financial statements.

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”) (ASC Topic 715-20-65). This requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 (ASC Topic 715-20-65) also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. The disclosures about plan assets required by FSP FAS 132(R)-1 (ASC Topic 715-20-65) must be provided for fiscal years ending after December 15, 2009. As this pronouncement is only disclosure-related, it will not have an impact on our financial position and results of operations.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”) (not part of the Codification yet). SFAS 166 (not part of the Codification yet) removes the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46R (ASC Topic 810) to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. SFAS 166 (not part of the Codification yet) will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Management is currently evaluating the potential impact of SFAS 166 (not part of the Codification yet) on our financial statements.

NETWORK CN INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) (not part of the Codification yet). This updated guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 (not part of the Codification yet) will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Management is currently evaluating the potential impact of SFAS 167 (not part of the Codification yet) on our financial statements.

In August 2009, the FASB issued ASU No. 2009-05 “Measuring Liabilities at Fair Value” (amendments to  ASC Topic 820, Fair Value Measurements and Disclosures)” (“ASU 2009-05”)which amends Fair Value Measurements and Disclosures – Overall (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update is effective for our fourth quarter 2009. Management is currently evaluating the potential impact of ASU No. 2009-05 on our financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition)” (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU2009-13 on our financial statements.

In October 2009, the FASB issued ASU 2009-14, “Certain Arrangements That Include Software Elements, (amendments to ASC Topic 985, Software)” (“ASU 2009-14”). ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU2009-14 on our financial statements.

NETWORK CN INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

In October, 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”( amendment s to ASC Topic 470, Debt)” (“ASU2009-15”), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   Management is currently evaluating the potential impact of ASU2009-15 on our financial statements.

(C) Principles of Consolidation

The condensed consolidated financial statements include the financial statements of Network CN Inc., its subsidiaries and variable interest entities. Variable interest entities are those entities in which the Company, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the Company is the primary beneficiary of these entities. In accordance with FASB Interpretation No. 46R “Consolidation of Variable Interest Entities—an interpretation of ARB No. 5” (“FIN 46R”) (ASC Topic 810), the primary beneficiary is required to consolidate the variable interest entities for financial reporting purposes. All significant intercompany transactions and balances have been eliminated upon consolidation.

(D) Use of Estimates

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

(E) Cash and Cash Equivalents

Cash includes cash on hand, cash accounts, and interest bearing savings accounts placed with banks and financial institutions. For the purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2009 and 2008, the Company had no cash equivalents.

(F) Allowance for Doubtful Debts

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

(G) Prepayments for Advertising Operating Rights, Net

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

NETWORK CN INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

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

(H) Equipment, Net

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

(I) Intangible Assets, Net

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

(J) Impairment of Long-Lived Assets

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

(K) Deferred Charges, Net

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

(L) Convertible Promissory Notes and Warrants

1)	Issuance of 12% Convertible Promissory Note and Warrants and 3% Convertible Promissory Notes and Warrants

During 2007 and 2008, the Company issued a 12% convertible promissory note in the principal amount of $5,000,000 and warrants and 3% convertible promissory notes in the principal amount of $50,000,000 and warrants. The warrants and embedded conversion feature were classified as equity under EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (ASC Topic 815-40) and met the other criteria in paragraph 11(a) of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (ASC Topic 815-10-15-74). The Company allocated the proceeds of the convertible promissory notes between convertible promissory notes and the financial instruments related to warrants associated with convertible promissory notes based on their relative fair values at the commitment date. The fair value of the financial instruments related to warrants associated with convertible promissory notes was determined utilizing the Black-Scholes option pricing model and the respective allocated proceeds to the warrants is recorded in additional paid-in capital. The embedded beneficial conversion feature associated with convertible promissory notes was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital in accordance with EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” (ASC Topic 470-20) and EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” (ASC Topic 470-20).

NETWORK CN INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

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

2)           Debt Restructuring and Issuance of 1% Convertible Promissory Note

On April 2, 2009, the Company entered into a new financing arrangement with the holders of the 3% convertible promissory notes and warrants and a new investor. The Company provided an inducement conversion offer to a new investor who exchanged 3% convertible promissory notes in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 307,035,463 shares of the Company’s common stock (the original conversion price is $1.65 per share convertible into 28,282,227 shares). Pursuant to paragraph 21 of EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” (ASC Topic 470-20), all the unamortized debt discount (including the discount from an allocation of proceeds to the warrants and the discount originated by the beneficial conversion feature) of the relevant 3% convertible promissory notes remaining at the date of conversion were immediately recognized as expenses and is included in amortization of deferred charges and debt discount in the condensed consolidated statement of operations. The Company also accounted for the inducement conversion offer according to SFAS No. 84 “Induced Conversions of Convertible Debt” (ASC Topic 470-20). To induce conversion, the Company has reduced the conversion price and also granted an option to purchase an aggregate of 122,814,185 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000, exercisable for a three-month period. The Company recognized non-cash debt conversion charges equal to the fair value of the incremental consideration (including both reduction in the conversion price and grant of purchase option) given as of the date the inducement offer is accepted by a new investor. The fair value of the purchase option was determined utilizing Black-Scholes option pricing model.

For the remaining 3% convertible promissory notes in the principal amount of $5,000,000, the Company and the holders of the 3% convertible promissory notes agreed to cancel the 3% convertible promissory notes in the principal amount of $5,000,000 (including all accrued and unpaid interest thereon), and all of the warrants, in exchange for the Company’s issuance of new 1% unsecured senior convertible promissory notes due 2012 in the principal amount of $5,000,000. The 1% convertible promissory notes bear interest at 1% per annum, payable semi-annually in arrears, mature on April 1, 2012, and are convertible at any time into shares of our common stock at an fixed conversion price of $0.02326 per share, subject to customary anti-dilution adjustments. Pursuant to EITF Issue No. 96-19 “Debtor’s Accounting For a Modification or Exchange of Debt Instruments” (ASC Topic 470-50) and EITF Issue No. 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (ASC Topic 470-50-40), the Company determined that the original convertible notes and new convertible notes were with substantially different terms and hence reported in the same manner as an extinguishment of original notes and issuance of new notes.

The Company determined the new 1% convertible promissory notes to be conventional convertible instruments under EITF Issue No. 05-2 “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19” (ASC Topic 815-40-25). Its embedded conversion option was qualify for equity classification pursuant to EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (ASC Topic 815-40), and met the other criteria in paragraph 11(a) of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (ASC Topic 815-10-15-74). The embedded beneficial conversion feature was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The debt discount resulting from the allocation of proceeds to the beneficial conversion feature is amortized over the term of the 1% convertible promissory notes from the respective dates of issuance using the effective yield method.

NETWORK CN INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

(M) Early Redemption of Convertible Promissory Notes

Should early redemption of convertible promissory notes occur, the unamortized portion of the associated deferred charges and debt discount would be fully written off and any early redemption premium will be recognized as expense upon its occurrence. All related charges, if material, would be aggregated and included in a separate line “charges on early redemption of convertible promissory notes”. Such an expense would be included in ordinary activities on the condensed consolidated statements of operations as required by SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (ASC Topic 470-50).

(N) Revenue Recognition

For advertising services, the Company recognizes revenue in the period when advertisements are either aired or published. Revenues from advertising barter transactions are recognized in the period during which the advertisements are either aired or published. Expenses from barter transactions are recognized in the period as incurred. Barter transactions are accounted in accordance with EITF Issue No. 99-17 “Accounting for Advertising Barter Transactions” (ASC Topic 605-20-25), which are recorded at the fair value of the advertising provided based on the Company’s own historical practice of receiving cash for similar advertising from buyers unrelated to the counterparty in the barter transactions. The amounts included in advertising services revenue and general and administrative for barter transactions were approximately $nil and $41,000 for the three and nine months ended September 30, 2009 and 2008, respectively.

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

NETWORK CN INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

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

(O) Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (ASC Topic 718). Effective January 1, 2006, the Company adopted SFAS No. 123R (ASC Topic 718), using a modified prospective application transition method, which establishes accounting for stock-based awards in exchange for employee services. Under this application, the Company is required to record stock-based compensation expense for all awards granted after the date of adoption and unvested awards that were outstanding as of the date of adoption. SFAS No. 123R (ASC Topic 718) requires that stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized in expense over the requisite services period.

Common stock, stock options and warrants issued to other than employees or directors in exchange for services are recorded on the basis of their fair value, as required by SFAS No. 123R (ASC Topic 718), which is measured as of the date required by EITF Issue 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (ASC Topic 505-50). In accordance with EITF 96-18 (ASC Topic 505-50), the non-employee stock options or warrants are measured at their fair value by using the Black-Scholes option pricing model as of the earlier of the date at which a commitment for performance to earn the equity instruments is reached (“performance commitment date”) or the date at which performance is complete (“performance completion date”). The stock-based compensation expenses are recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Accounting for non-employee stock options or warrants which involve only performance conditions when no performance commitment date or performance completion date has occurred as of reporting date requires measurement at the equity instruments then-current fair value. Any subsequent changes in the market value of the underlying common stock are reflected in the expense recorded in the subsequent period in which that change occurs.

(P) Income Taxes

The Company accounts for income taxes under SFAS No. 109 “Accounting for Income Taxes” (ASC Topic 740). Under SFAS No. 109 (ASC Topic 740), deferred tax assets and liabilities are provided for the future tax effects attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from items including tax loss carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or reversed. Under SFAS No. 109 (ASC Topic 740), the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(Q) Comprehensive Income (Loss)

The Company follows SFAS No. 130 “Reporting Comprehensive Income” (ASC Topic 220) for the reporting and display of its comprehensive income (loss) and related components in the financial statements and thereby reports a measure of all changes in equity of an enterprise that results from transactions and economic events other than transactions with the shareholders. Items of comprehensive income (loss) are reported in both the consolidated statements of operations and comprehensive loss and the consolidated statement of stockholders’ equity.

NETWORK CN INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

(R) Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed in accordance with SFAS No. 128 “Earnings Per Share” (ASC Topic 260) by dividing the net income (loss) attributable to holders of common stock by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares including the dilutive effect of common share equivalents then outstanding.

The diluted net loss per share is the same as the basic net loss per share for the three and nine months ended September 30, 2009 and 2008 as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

(S) Operating Leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Payments made under operating leases are charged to the condensed consolidated statements of operations on a straight-line basis over the lease period.

(T) Foreign Currency Translation

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

(U) Fair Value of Financial Instruments

SFAS No. 157 “Fair Value Measurements” (ASC Topic 820) defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

SFAS No. 157 (ASC Topic 820) establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 (ASC Topic 820) establishes three levels of inputs that may be used to measure fair value:

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

NETWORK CN INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

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

(V) Concentration of Credit Risk

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

(W) Segmental Reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (ASC Topic 280) establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company’s operating segments are organized internally primarily by the type of services rendered. In September 2008, the Company disposed of its entire travel business and focus on developing its media business in the PRC. Accordingly, it is management’s view that the services rendered by the Company are of one operating segment: Media Network.

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

The restatement adjustments corrected the accounting errors arising from its misapplication of accounting policies to the discount associated with the beneficial conversion feature attributed to the issuance of the 3% convertible promissory notes in 2007. The Company initially amortized the discount according to EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” (ASC Topic 470-20), which stated that discount resulting from allocation of proceeds to the beneficial conversion feature should be recognized as interest and other debt–related expenses over the minimum period from the date of issuance to the date of earliest conversion. As the notes are convertible at the date of issuance, the Company fully amortized such discount through interest and other debt–related expenses at the date of issuance accordingly. However, according to Issue 6 of EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” (ASC Topic 470-20), EITF Issues No. 98-5 (ASC Topic 470-20) should be modified to require the discount related to the beneficial conversion feature to be accreted from the date of issuance to the stated redemption date regardless of when the earliest conversion date occurs using the effective interest method. The restatement adjustments were to reflect the retrospective application of the Issue 6 of EITF Issue No. 00-27 (ASC Topic 470-20).

NETWORK CN INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTE 5.                   SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal consolidated subsidiaries and variable interest entities as of September 30, 2009 were as follows:

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

Remarks:

During the nine months ended September 30, 2009, the Company’s variable interest entity, Quo Advertising, disposed of its entire 51% equity interests of Xuancaiyi, a PRC advertising company which has maintained minimal operation since the beginning of 2009, to the minority shareholders of Xuancaiyi at $nil consideration. Accordingly, the Company recorded a loss on deconsolidation of variable interest entity of $8,178 included in general and administrative expenses on the condensed consolidated statements of operations during the nine months ended September 30, 2009.

NETWORK CN INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6.               ACCOUNTS RECEIVABLE, NET

Accounts receivable, net as of September 30, 2009 and December 31, 2008 were as follows:

	As of September 30, 2009 (Unaudited)	As of December 31, 2008 (Audited)
Accounts receivable	$383,885	$817,643
Less: allowance for doubtful debts	(305,333)	(600,241)
Total	$78,552	$217,402

For the three months ended September 30, 2009 and 2008, the Company recorded an allowance for doubtful debts for accounts receivable of $nil. For the nine months ended September 30, 2009 and 2008, the Company recorded a net write-back of allowance for doubtful debts for accounts receivable of $119,628 and $nil, respectively. Such allowance for doubtful debt and net write-back of allowance for doubtful debts were included in general and administrative expenses on the condensed consolidated statements of operations.

The Company recorded a write-off of certain allowance for doubtful debts for accounts receivable of $nil for the three months ended September 30, 2009 and 2008, while for the nine months ended September 30, 2009 and 2008 amounted to $175,593 and $nil, respectively.

NOTE 7.               PREPAYMENTS FOR ADVERTISING OPERATING RIGHTS, NET

Prepayments for advertising operating rights, net as of September 30, 2009 and December 31, 2008 were as follows:

	As of September 30, 2009 (Unaudited)	As of December 31, 2008 (Audited)
Gross carrying amount	$4,640,742	$24,606,150
Less: accumulated amortization	(2,015,860)	(16,275,735)
Less: provision for impairment	(2,291,520)	(7,912,303)
Prepayments for advertising operating rights, net	$333,362	$418,112

Total amortization expense of prepayments for advertising operating rights of the Company for the three months ended September 30, 2009 and 2008 were $244,635 and $4,992,495, respectively, while for the nine months ended September 30, 2009 and 2008 amounted to $923,371 and $12,977,200, respectively. The amortization expense of prepayments for advertising operating rights was included as cost of advertising services in the condensed consolidated statements of operations.

As several commercially non-viable concession rights contracts were terminated, the Company recorded a provision for impairment losses of $nil and $5,671,782 of certain prepayments for advertising operating rights for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, the Company recorded a write-off of provision for impairment losses of against cost and accumulated amortization of certain prepayments for advertising operating rights amounted to $5,613,760 and $nil, respectively.

NOTE 8.               PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of September 30, 2009 and December 31, 2008 were as follows:

NETWORK CN INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

	As of September 30, 2009 (Unaudited)	As of December 31, 2008 (Audited)
Rental deposits	$145,861	$93,294
Deposits paid for soliciting potential media projects	-	3,109,609
Payments from customers withheld by a third party	1,403,988	1,402,751
Amount due from a related party	98,602	-
Other receivables	50,067	2,937,228
Prepaid expenses	148,911	222,679
Sub-total	1,847,429	7,765,561
Less: allowance for doubtful debts	(1,412,568)	(7,135,429)
Total	$434,861	$630,132

As of September 30, 2009, the Company recorded an amount of $98,602 due from a related party for an aggregate amount paid by the Company on its behalf. This amount is unsecured, bears no interest and repayable on demand.

For the three months ended September 30, 2009, the Company recorded a net write-back of allowance for doubtful debts for prepaid expenses and other current assets of $11,787, while for the three months ended September 30, 2008, the Company recorded an allowance for doubtful debts for prepaid expenses and other current assets of $1,411,287. For the nine months ended September 30, 2009, the Company recorded a net write-back of allowance for doubtful debts for prepaid expenses and other current assets of $121,599, while for the nine months ended September 30, 2008, the Company recorded an allowance for doubtful debts for prepaid expenses and other current assets of $1,411,287. Such allowance for doubtful debts and net write-back of allowance for doubtful debts were included in general and administrative expenses on the condensed consolidated statements of operations.

The Company reversed a write-off of certain allowance for doubtful debts for prepaid expenses and other current assets of $11,787 and $nil for the three months ended September 30, 2009 and 2008, respectively, while for the nine months ended September 30, 2009 and 2008, the Company record a write-off of certain allowance for doubtful debts for prepaid expenses and other assets of $5,601,974 and $nil, respectively.

NOTE 9.               INTANGIBLE ASSETS, NET

Intangible assets, net as of September 30, 2009 and December 31, 2008 were as follows:

	As of September 30, 2009 (Unaudited)	As of December 31, 2008 (Audited)
Amortized intangible rights
Gross carrying amount	$551,031	$7,137,097
Less: accumulated amortization	(178,017)	(1,312,790)
Less: provision for impairment loss	-	(5,375,000)
Amortized intangible rights, net	373,014	449,307

Amortized acquired application systems
Gross carrying amount	1,973,865	1,973,865
Less: accumulated amortization	(197,388)	(197,388)
Less: provision for impairment loss	(1,776,477)	(1,776,477)
Amortized acquired application systems, net	-	-

Intangible assets, net	$373,014	$449,307

NETWORK CN INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

Total amortization expense of intangible assets of the Company for the three months ended September 30, 2009 and 2008 were $25,431 and $259,665, respectively, while for the nine months ended September 30, 2009 and 2008, total amortization expense of intangible assets of the Company amounted to $76,293 and $778,995, respectively.

During the three months ended September 30, 2009 and 2008, the Company recorded a write-off of provision for impairment loss of $nil against cost and accumulated amortization of certain intangible rights, while for the nine months ended September 30, 2009 and 2008 the Company recorded a write-off of provision for impairment loss of $5,375,000 and $1,527,514, respectively.

NOTE 10.            CONVERTIBLE PROMISSORY NOTES AND WARRANTS

(A)  12% Convertible Promissory Note and Warrants

On November 12, 2007, the Company entered into a 12% Note and Warrant Purchase Agreement with Wei An Developments Limited (“Wei An”) with respect to the purchase by Wei An a convertible promissory note in the principal amount of $5,000,000 at interest rate of 12% per annum (the “12% Convertible Promissory Note”). The 12% Convertible Promissory Note was convertible into the Company’s common stock at the conversion price of $2.40 per share. Pursuant to the agreement, the Company was subject to a commitment fee of 2% of the principal amount of the 12% Convertible Promissory Note. The term of the 12% Convertible Promissory Note was six months and the Company had the option to extend the 12% Convertible Promissory Note by an additional six-month period at an interest rate of 14% per annum and be subject to an additional commitment fee of 2% of the principal amount of the 12% Convertible Promissory Note. However, the Company had the right to prepay all or any portion of the amounts due under the 12% Convertible Promissory Note at any time without penalty or premium. In addition, pursuant to the Warrant Purchase Agreement, the Company issued warrants to purchase up to 250,000 shares of the Company’s common stock at the exercise price of $2.30 per share, which are exercisable for a period of two years.

On February 13, 2008, the Company fully redeemed the 12% Convertible Promissory Note at a redemption price equal to 100% of the principal amount of $5,000,000 plus accrued and unpaid interest. No penalty or premium was charged for such early redemption.

As of September 30, 2009, none of the warrants associated with 12% Convertible Promissory Note was exercised.

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

The 3% Convertible Promissory Notes and Warrants were issued in three tranches:

1)
On November 19, 2007, 3% Convertible Promissory Notes in the aggregate principal amount of $6,000,000, Warrants  exercisable for 2,400,000 shares at $2.50 per share and Warrants exercisable for 1,714,285 shares at $3.50 per share were issued;

2)
On November 28, 2007, 3% Convertible Promissory Notes in the aggregate principal amount of $9,000,000, Warrants exercisable for 3,600,000 shares at $2.50 per share and Warrants exercisable for 2,571,430 shares at $3.50 per share were issued; and

3)
On January 31, 2008 (the “Third Closing”), 3% Convertible Promissory Notes in the aggregate principal amount of $35,000,000, Warrants exercisable for 14,000,000 shares at $2.50 per share and Warrants exercisable for 10,000,000 shares at $3.50 per share were issued.

NETWORK CN INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

The 3% Convertible Promissory Notes bore interest at 3% per annum payable semi-annually in arrears and were convertible into shares of common stock at an initial conversion price of $1.65 per share, subject to customary anti-dilution adjustments. In addition, the conversion price was subject to adjusted downward on an annual basis if the Company should fail to meet certain annual EPS targets described in the Purchase Agreement. The EPS targets for fiscal 2008, 2009 and 2010 are $0.081, $0.453, and $0.699 respectively. In the event of a default, or if the Company’s actual EPS as defined in the Purchase Agreement for any fiscal year is less than 80% of the respective EPS target, certain Investors could require the Company to redeem the 3% Convertible Promissory Notes at 100% of the principal amount, plus any accrued and unpaid interest, plus an amount representing a 20% internal rate of return on the then outstanding principal amount. The Warrants were to expire on June 30, 2011 and granted the holders the right to acquire shares of common stock at $2.50 and $3.50 per share, subject to customary anti-dilution adjustments. The exercise price of the Warrants would also be adjusted downward whenever the conversion price of the 3% Convertible Promissory Notes is adjusted downward. In connection with the issuance of the 3% Senior Secured Convertible Notes, the Company also entered into registration rights agreement with the Investors, pursuant to which, as amended, the Company agreed to file at their request, a registration statement registering for resale any shares issued to the Investor upon conversion of the 3% Convertible Promissory Notes or exercise of the Warrants.

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

(C)  Debt Restructuring and 1% Convertible Promissory Notes

On April 2, 2009, the Company entered into a new financing arrangement with the holders of the 3% Convertible Promissory Notes and Warrants and a new investor.

Pursuant to a note exchange and option agreement, dated April 2, 2009 (the “Note Exchange and Option Agreement”), between the Company and Keywin Holdings Limited (“Keywin”), Keywin exchanged the 3% Convertible Promissory Notes in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 307,035,463 shares of the Company’s common stock and an option to purchase an aggregate of 122,814,185 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000, exercisable for a three-month period commencing on April 2, 2009 (the “Keywin Option”). As of June 30, 2009, such option to purchase the Company’s common stock has not been exercised. However, pursuant to the terms of an amendment, dated July 1, 2009, the Company agreed to extend the exercise period for such option from a three-month period ending on July 1, 2009, to a six-month period ending October 1, 2009. As of September 30, 2009, such option to purchase the Company’s common stock has not been exercised. Pursuant to an amendment dated as of September 30, 2009, between the Company and Keywin, the Company agreed to extend the exercise period for the Keywin Option to a nine-month period ending January 1, 2010.

Pursuant to a note exchange agreement, dated April 2, 2009, among the Company and the Investors, the parties agreed to cancel the 3% Convertible Promissory Notes in the principal amount of $5,000,000 held by the Investors (including all accrued and unpaid interest thereon), and all of the Warrants, in exchange for the Company’s issuance of new 1% Unsecured Senior Convertible Promissory Notes due 2012 in the principal amount of $5,000,000 (the “1% Convertible Promissory Notes”). The 1% Convertible Promissory Notes bear interest at 1% per annum, payable semi-annually in arrears, mature on April 1, 2012, and are convertible at any time into shares of our common stock at an initial conversion price of $0.02326 per share, subject to customary anti-dilution adjustments. In addition, in the event of a default, the holders will have the right to redeem the 1% Convertible Promissory Notes at 110% of the principal amount, plus any accrued and unpaid interest. The parties also agreed to terminate the security agreement and release all security interests arising out of the Purchase Agreement and the 3% Convertible Promissory Notes.

NETWORK CN INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

The following table details the accounting treatment of the convertible promissory notes:

	12% Convertible Promissory Note	3% Convertible Promissory Notes (first and second tranches)	3% Convertible Promissory Notes (third tranche)	1% Convertible Promissory Notes	Total
Proceeds of convertible promissory notes	$5,000,000	$15,000,000	$35,000,000	$5,000,000	$60,000,000
Allocation of proceeds:
Allocated relative fair value of warrants	(333,670)	(2,490,000)	(5,810,000)	-	(8,633,670)
Allocated intrinsic value of beneficial conversion feature	-	(4,727,272)	(11,030,303)	(1,447,745)	(17,205,320)
Total net proceeds of the convertible promissory notes	4,666,330	7,782,728	18,159,697	3,552,255	34,161,010
Repayment of 12% convertible promissory note	(5,000,000)	-	-	-	(5,000,000)
Conversion of 3% convertible promissory notes of $45 million	-	(15,000,000)	(30,000,000)	-	(45,000,000)
Cancellation of 3% convertible promissory notes of $5 million	-	-	(5,000,000)	-	(5,000,000)
Amortization of debt discount	333,670	7,217,272	16,840,303	198,949	24,590,194
Net carrying value of convertible promissory notes as of September 30, 2009 (Unaudited)	$-	$-	$-	$3,751,204	$3,751,204

Amortization of Deferred Charges and Debt Discount

The amortization of deferred charges and debt discount for the three months ended September 30, 2009 was as follows (Unaudited):

	Warrants	Conversion Features	Deferred Charges	Total
12% convertible promissory note	$-	$-	$-	$-
3% convertible promissory notes	-	-	-	-
1% convertible promissory notes	-	100,977	19,254	120,231
Total	$-	$100,977	$19,254	$120,231

The amortization of deferred charges and debt discount for the three months ended September 30, 2008 was as follows: (Unaudited):

	Warrants	Conversion Features	Deferred Charges	Total
12% convertible promissory note	$-	$-	$-	$-
3% convertible promissory notes	443,478	841,944	106,694	1,392,116
1% convertible promissory notes	-	-	-	-
Total	$443,478	$841,944	$106,694	$1,392,116

NETWORK CN INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

The amortization of deferred charges and debt discount for the nine months ended September 30, 2009 was as follows: (Unaudited):

	Warrants	Conversion Features	Deferred Charges	Total
12% convertible promissory note	$-	$-	$-	$-
3% convertible promissory notes	5,996,878	11,385,091	1,131,205	18,513,174
1% convertible promissory notes	-	198,949	38,708	237,657
Total	$5,996,878	$11,584,040	$1,169,913	$18,750,831

The amortization of deferred charges and debt discount for the nine months ended September 30, 2008 was as follows: (Unaudited):

	Warrants	Conversion Features	Deferred Charges	Total
12% convertible promissory note	$259,204	$-	$80,700	$339,904
3% convertible promissory notes	1,179,420	2,239,132	332,648	3,751,200
1% convertible promissory notes	-	-	-	-
Total	$1,438,624	$2,239,132	$413,348	$4,091,104

The fair values of the financial instruments associated with warrants of both the 12% Convertible Promissory Note and 3% Convertible Promissory Notes were determined utilizing Black-Scholes option pricing model, which is consistent with the Company’s historical valuation methods. The following assumptions and estimates were used in the Black-Scholes option pricing model: (1) 12% Convertible Promissory Note: volatility of 182%; an average risk-free interest rate of 3.52%; dividend yield of 0%; and an expected life of 2 years, (2) 3% Convertible Promissory Notes: volatility of 47%; an average risk-free interest rate of 3.30%; dividend yield of 0%; and an expected life of 3.5 years. The respective allocated proceeds to the warrants of 12% Convertible Promissory Note and 3% Convertible Promissory Notes amounted to $333,670 and $8,300,000, respectively, is recorded in additional paid-in capital and the respective debt discount is amortized over the life of convertible promissory notes, using the effective yield method.

The embedded beneficial conversion feature are recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of beneficial conversion feature is calculated according to EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” (ASC Topic 470-20) and EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” (ASC Topic 470-20). Only the 3% Convertible Promissory Notes and 1% Convertible Promissory Notes are considered to have a beneficial conversion feature as the their effective conversion price was less than the Company’s market price of common stock at commitment date. For the 12% Convertible Promissory Note, no beneficial conversion feature existed. The value of beneficial conversion feature of 3% Convertible Promissory Notes and 1% Convertible Promissory Notes amounted to $15,757,575 and $1,447,745, respectively, is recorded as a reduction in the carrying value of the convertible promissory notes against additional paid-in capital. As the 3% Convertible Promissory Notes and 1% Convertible Promissory Notes have stated redemption dates, the respective debt discount is amortized over the term of the notes from the respective date of issuance using the effective yield method.

On February 13, 2008, the Company fully redeemed 12% Convertible Promissory Note at a redemption price equal to 100% of the principal amount of $5,000,000 plus accrued and unpaid interest. Accordingly, all the associated unamortized deferred charges and unamortized debt discount of $48,261 and $149,885, respectively, at the date of redemption were immediately recognized as expenses and included in amortization of deferred charges and debt discount on the condensed consolidated statements of operations during the nine months ended September 30, 2008.

NETWORK CN INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

On April 2, 2009, Keywin exchanged 3% Convertible Promissory Notes in the principal amount of $45,000,000 and all accrued and unpaid interest thereon, for 307,035,463 shares of the Company’s common stock. All the associated unamortized deferred charges and unamortized debt discount of the 3% Convertible Promissory Notes in the principal amount of $45,000,000 amounting to $1,005,774 and $15,930,054, respectively, at the date of conversion were immediately recognized as expenses and included in amortization of deferred charges and debt discount on the condensed consolidated statements of operations during the nine months ended September 30, 2009.

Non-cash debt conversion charges

Pursuant to the debt restructuring in April 2009, the Company provided an inducement conversion offer to Keywin who exchanged 3% Convertible Promissory Notes in the principal amount of $45,000,000 and all accrued and unpaid interest thereon, for 307,035,463 shares of the Company’s common stock. To induce conversion, the Company has reduced the conversion price and additionally granted an option to Keywin to purchase an aggregate of 122,814,185 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000, exercisable for a three-month period. Accordingly, for the nine months ended September 30, 2009, the Company recognized a non-cash debt conversion charge of $10,204,627 equal to the fair value of the incremental consideration (including both reduction in the conversion price and grant of the purchase option). The fair value of the purchase option was determined utilizing Black-Scholes option pricing model. The following assumptions and estimates were used: volatility of 129%; an average risk-free interest rate of 0.22%; dividend yield of 0%; and an expected life of 3 months.

Loss on early extinguishment of debt

As aforementioned, on April 2, 2009, the Company, the Investors agreed to cancel the 3% Convertible Promissory Notes in the principal amount of $5,000,000 held by the Investors (including all accrued and unpaid interest thereon), and all of the Warrants, in exchange for the Company’s issuance of the 1% Unsecured Senior Convertible Promissory Notes in the principal amount of $5,000,000. The Company determined that the 3% Convertible Promissory Notes and the 1% Convertible Promissory Notes were with substantially different terms and hence reported in the same manner as an extinguishment of the 3% Convertible Promissory Notes and issuance of the 1% Convertible Promissory Notes. Accordingly, all the associated unamortized deferred charges and unamortized debt discount of the 3% Convertible Promissory Notes in the principal amount of $5,000,000 amounted to $111,753 and $1,770,006 respectively at the date of extinguishment were immediately recognized as expenses and all the accrued and unpaid interest of $185,075 at the date of extinguishment were recognized as income. Such expenses, net of income amounted to $1,696,684 were included in the loss on early extinguishment of debt in the condensed consolidated statements of operations during nine months ended September 30, 2009.

Interest Expense

The following table details the interest expenses:

	For the three months ended		For the nine months ended
	September 30, 2009 (Unaudited)	September 30, 2008 (Unaudited)	September 30, 2009 (Unaudited)	September 30, 2008 (Unaudited)
12% convertible promissory note	$-	$-	$-	$69,041
3% convertible promissory notes	-	383,334	383,333	1,040,084
1% convertible promissory notes	12,603	-	24,795	-
Total	$12,603	$383,334	$408,128	$1,109,125

NETWORK CN INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11.             COMMITMENTS AND CONTINGENCIES

(A)  Commitments

1. Rental Lease Commitment

The Company’s existing rental leases do not contain significant restrictive provisions. The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases as of September 30, 2009:

Three months ending December 31, 2009	$112,488
Fiscal years ending December 31,
2010	414,155
2011	-
2012	-
Total	$526,643

2. Annual Advertising Operating Rights Fee Commitment

Since November 2006, the Company, through its subsidiaries and variable interest entities, NCN Media Services Limited, Quo Advertising, Xuancaiyi, Bona and Botong, has acquired advertising rights from third parties to operate different types of advertising panels for certain periods.

The following table sets forth the estimated future annual commitment of the Company with respect to the advertising operating rights of 172 roadside advertising panels and 2 mega-size advertising panels that the Company held as of September 30, 2009:

Three months ending December 31, 2009	$1,043,042
Fiscal years ending December 31,
2010	1,281,664
2011	769,710
2012	485,912
2013	210,516
Thereafter	80,709
Total	$3,871,553

3. Capital commitments

As of September 30, 2009, the Company had commitments for capital expenditures in connection with construction of roadside advertising panels and mega-size advertising panels of approximately $18,000.

(B)           Contingencies

The Company accounts for loss contingencies in accordance with SFAS No. 5 “Accounting for Loss Contingencies” (ASC Topic 450) and other related guidelines. Set forth below is a description of certain loss contingencies as of September 30, 2009 and management’s opinion as to the likelihood of loss in respect of loss contingency.

On March 20, 2008, the Company’s wholly-owned subsidiary NCN Huamin entered into a rental agreement with Beijing Chengtian Zhihong TV & Film Production Co., Ltd. (“Chengtian”), pursuant to which, a certain office premises located in Beijing was leased from Chengtian to NCN Huamin for a term of three years, commencing April 1, 2008. On December 30, 2008, NCN Huamin issued a notice to Chengtian to terminate the rental agreement effective on December 31, 2008, as Chengtian had breached several provisions as stated in the rental agreement and refused to take any remedial actions. On January 14, 2009, NCN Huamin received a notice from Beijing Arbitration Commission that Chengtian, as plaintiff, had initiated a lawsuit against NCN Huamin seeking an aggregate of approximately $505,000 for unpaid rental-related expense plus accrued interest as well as compensation for unilateral termination of the rental contract. On February 25, 2009, NCN Huamin counter-claimed for breach of rental contract against Chengtian and asserted to claim an aggregate of approximately $155,000 from Chengtian for overpayment of rental expenses and compensation for Chengtian’s breach of contract.

NETWORK CN INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

In July 2009, the Beijing Arbitration Commission made a judgment that Huamin is liable to pay Chengtian of $280,000. In October, 2009, the Company appealed to Beijing Second Intermediate People's Court against the arbitration decision. At present, the outcome of this lawsuit cannot be reasonably predicted. Management does not believe that the outcome of this litigation will have a material impact on the Company’s consolidated financial statements, or the Company’s results of operations.

NOTE 12.            EQUITY (DEFICIT)

(A)  Stock, Options and Warrants Issued for Services

1. In August 2006, the Company issued a warrant to purchase up to 100,000 shares of restricted common stock to a consultant at an exercise price $0.70 per share. One-fourth of the shares underlying the warrant became exercisable every 45 days beginning from the date of issuance. The warrant remains exercisable until August 25, 2016. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R (ASC Topic 718) with the following assumptions and estimates: expected dividend 0%, volatility 192%, a risk-free rate of 4.5% and an expected life of one (1) year. The value of the warrant recognized $nil for the three months and nine months ended September 30, 2009 and 2008. As of September 30, 2009, none of the associated warrants was exercised.

2. In July 2007, NCN Group Management Limited entered into Executive Employment Agreements (the “Agreements”) with Godfrey Hui, Deputy Chief Executive Officer (former Chief Executive Officer), Daniel So, former Managing Director, Daley Mok, former Chief Financial Officer, Benedict Fung, former President, and Stanley Chu, former General Manager. Pursuant to the Agreements, each executive was granted shares of the Company’s common stock subject to annual vesting over five years in the following amounts: Mr. Hui, 2,000,000 shares; Mr. So, 2,000,000 shares; Dr. Mok, 1,500,000 shares; Mr. Fung, 1,200,000 shares and Mr. Chu, 1,000,000 shares. However, Mr. So, Mr. Fung and Mr. Chu resigned from their respective positions in January 2009 and Mr. Mok was removed as the Company’s Chief Financial Officer in June 2009. Further, on July 15, 2009, NCN Group Management Limited entered into a new executive employment agreement with Godfrey Hui, in connection with his services to the Company as the Deputy Chief Executive Officer. Accordingly, they are no longer entitled to those shares that will be vested on December 31, 2009, 2010 and 2011 in the following amounts: Mr. So, 1,500,000 shares; Mr. Fung, 970,000 shares, Mr. Chu, 790,000 shares; Mr. Mok, 1,200,000 shares; and Mr. Hui, 1,500,000 shares. In connection with these stock grants and in accordance with SFAS 123R (ASC Topic 718), the Company reversed non-cash stock-based compensation of $518,000 and recognized non-cash stock-based compensation of $699,300 included in general and administrative expenses on the condensed consolidated statements of operations for the three months ended September 30, 2009 and 2008 respectively. During the nine months ended September 30, 2009 and 2008, the Company recognized non-cash stock-based compensation of $nil and $2,097,900, respectively. Out of the total shares granted under the Agreements, on January 2, 2008, an aggregate of 660,000 shares with par value of $0.001 each were vested and issued to the concerned executives. On July 28, 2009, an aggregate of 500,000 shares with par value of $0.001 each were vested and issued to the concerned executives.

3. In September 2007, the Company entered into a service agreement with independent directors Peter Mak, Ronglie Xu (who hold office until July 2, 2009), Joachim Burger (who resigned as a director of the Company on September 30, 2008), Gerd Jakob (who resigned as a director of the Company on May 5, 2009) and Edward Lu (who hold office until July 2, 2009). Pursuant to the service agreements, each independent director was granted shares of the Company’s common stock subject to a vesting period of ten months in the following amounts: Peter Mak: 15,000 shares; Ronglie Xu: 15,000 shares; Joachim Burger: 15,000 shares, Gerd Jakob: 10,000 shares and Edward Lu: 10,000 shares. In connection with these stock grants and in accordance with SFAS 123R (ASC Topic 718), the Company recognized $nil of non-cash stock-based compensation included in general and administrative expenses on the condensed consolidated statements of operations for the three months ended September 30, 2009 and 2008, respectively, while during the nine months ended September 30, 2009 and 2008 such amounts were $nil and $86,970, respectively. On July 21, 2008, an aggregate of 65,000 shares of common stock of par value of $0.001 each were vested and issued to the independent directors.

NETWORK CN INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

4. In November 2007, the Company issued a warrant to purchase up to 300,000 shares of restricted common stock to a placement agent for provision of agency services in connection with the issuance of the 3% Convertible Promissory Notes at an exercise price $3.0 per share which are exercisable for a period of two years. The fair value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R (ASC Topic 718) with the following weighted average assumptions: expected dividend 0%, volatility 182%, a risk-free rate of 4.05 % and an expected life of two (2) year. The value of the warrant recognized for the three months ended September 30, 2009 and 2008 were $31,958 and $31,959, respectively, while during the nine months ended September 30, 2009 and 2008 such amounts were $95,875 and $95,875, respectively. As of September 30, 2009, none of the associated warrants was exercised.

5. In December 2007, the Company committed to grant 235,000 shares of common stock to certain employees of the Company for their services rendered during the year ended December 31, 2007. In connection with these stock grants and in accordance with SFAS 123R (ASC Topic 718), the Company recognized non-cash stock-based compensation of $nil in general and administrative expenses on the condensed consolidated statements of operations for the three months and nine months ended September 30, 2009 and 2008. Such 235,000 shares of par value of $0.001 each were issued on January 2, 2008. In addition, the Company committed to grant another 30,000 shares of common stock to an employee pursuant to his employment contract for service rendered. The Company recognized the non-cash stock-based compensation of $nil and $6,375 for the three months ended September 30, 2009 and 2008, respectively, while during the nine months ended September 30, 2009 and 2008 such amounts were $nil and 76,500, respectively, for such 30,000 shares granted. In October 2008, such 30,000 shares of common stock of par value of $0.001 each were vested and issued to the employees.

6. In June 2008, the Board of Directors granted 110,000 shares of common stock to the board of directors, Peter Mak, Ronglie Xu, Joachim Burger, Gerd Jakob, Edward Lu, Godfrey Hui, Daniel So, Daley Mok and Stanley Chu, as part of their directors’ fee for their service rendered during the period from July 1, 2008 to June 30, 2009. Each director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Peter Mak: 15,000 shares; Ronglie Xu: 15,000 shares; Joachim Burger: 15,000 shares; Gerd Jakob: 10,000 shares; Edward Lu: 10,000 shares; Godfrey Hui: 15,000 shares; Daniel So: 10,000 shares; Daley Mok: 10,000 shares and Stanley Chu: 10,000 shares. However, Mr. Joachim Burger and Mr. Gerd Jakob resigned as directors on September 30 2008 and May 5, 2009, respectively. Therefore, they are no longer entitled to those shares. In connection with these stock grants and in accordance with SFAS 123R (ASC Topic 718), the Company recognized $nil and $54,999 of non-cash stock-based compensation included in general and administrative expenses on the condensed consolidated statements of operations for the three months ended September 30, 2009 and 2008, respectively, while such amounts were $74,999 and $54,999 for the nine months ended September 30, 2009 and 2008, respectively. On July 28, 2009, 85,000 shares of common stock of par value of $0.001 each were vested and issued to those directors.

 7. In July 2008, the Company granted 170,000 shares of common stock to certain employees of the Company for their services rendered. One of the employees effectively resigned in January 2009 and his entitlement to 70,000 shares was canceled. One of the employees agreed to forfeit his original entitled shares of 40,000. Accordingly, in connection with these stock grants, the Company recorded a non-cash stock based compensation of $nil and $43,283 for the three months ended September 30, 2009 and 2008, respectively while such amounts were $25,442 and $43,283 for the nine months ended September 30, 2009 and 2008, respectively. On July 28, 2009, 60,000 shares of common stock with par value of $0.001 were vested and issued to the employees.

8. In August 2008, the Company granted 100,000 shares of common stock to a consultant for services rendered. The value of stock grant recognized for the three months ended September 30, 2009 and 2008 was $31,411 and $20,942, respectively, while such amounts were $94,235 and $20,942 for the nine months ended September 30, 2009 and 2008, respectively.

9. In July 2009, the Board of Directors granted an aggregate of 1,800,000 shares of common stock to the independent directors of the Company for their services to the Company covering the period from July 2, 2009 to July 1, 2010. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Peter Mak: 600,000 shares; Ronald Lee: 600,000 shares; and Gerald Godfrey: 600,000 shares. Such shares with par value of $0.001were issued on July 28, 2009 but will not be vested until July 1, 2010 afterwhich the relevant share certificate will be handed to the independent directors.  In connection with these stock grants and in accordance with SFAS 123R (ASC Topic 718), the Company recognized $13,500 and $nil of non-cash stock-based compensation included in general and administrative expenses on the condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, respectively.

NETWORK CN INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

10. In July 2009, the Board of Directors granted an aggregate of 2,000,000 shares of common stock to certain employees of the Company for their services to the Company covering the period from July 15, 2009 to July 14, 2011. Such shares with par value of $0.001 were issued on July 28, 2009 but will not vest until July 14, 2010 afterwhich the relevant share certificate will be handed to the employees. In connection with these stock grants and in accordance with SFAS 123R (ASC Topic 718), the Company recognized $7,500 and $nil of non-cash stock-based compensation included in general and administrative expenses on the condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, respectively.

11. In July 2009, NCN Group Management Limited entered into Executive Employment Agreements with Earnest Leung, Chief Executive Officer and Godfrey Hui, Deputy Chief Executive Officer. Pursuant to the agreements, Mr. Earnest Leung and Mr. Godfrey Hui were granted 30,000,000 and 10,000,000 shares, respectively, for their services rendered during the period from July 1, 2009 to June 30, 2011. Such shares with par value of $0.001 each were issued to the concerned executives on July 28, 2009. In connection with these stock grants and in accordance with SFAS 123R (ASC Topic 718), the Company recognized $1,200,000 of deferred stock compensation amortized over vesting period. The amortization of deferred stock compensation of $150,000 and $nil were recorded as non-cash stock-based compensation and included in general and administrative expenses on the condensed consolidated statement of operation for the three and nine months ended September 30, 2009 and 2008, respectively.

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

On November 19, 2007, pursuant to the 3% Note and Warrant purchase Agreement, the Company issued warrants to purchase up to 2,400,000 shares of the Company’s common stock at the exercise price of $2.50 per share and 1,714,285 shares of the Company’s common stock at the exercise price of $3.50 per share associated with the 3% Convertible Promissory Notes of $6,000,000 issued in the first closing. On November 28, 2007, the Company also issued warrants to purchase up to 3,600,000 shares of the Company’s common stock at the exercise price of $2.50 per share and 2,571,430 shares of the Company’s common stock at the exercise price of $3.50 per share. The allocated proceeds to these warrants were $2,490,000 in aggregate which were recorded as reduction in the carrying value of the notes against additional paid-in capital. As the effective conversion price after allocating a portion of the proceeds to the warrants was less than the Company’s market price of common stock at commitment date, it was considered to have a beneficial conversion feature with value of $4,727,272 recorded as a reduction in the carrying value of the notes against additional paid-in capital. Please refer to Note 10 – Convertible Promissory Notes and Warrants for details.

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

NETWORK CN INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

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

As part of new financing arrangement, the Company also issued $5,000,000 in the 1% Convertible Promissory Notes on April 2, 2009. As the conversion price was less than the Company’s market price of common stock at commitment date, it was considered to have a beneficial conversion feature with value of $1,447,745 recorded as a reduction in the carrying values of the notes against additional paid-in capital. For details, please refer to Note 10 – Convertible Promissory Notes and Warrants.

On April 6, 2009, the Company issued an aggregate of 307,035,463 shares of the Company’s restricted common stock with par value of $0.001 each to Keywin accordingly.

(E) Changes in Equity (Deficit)

The following table summarizes the changes in equity (deficit) for the three months ended September 30, 2009:

	Noncontrolling Interests	NCN Common Stockholders	Total
Total deficit as of June 30, 2009 (unaudited)	$(23,576)	$1,605,334	$1,581,758
Net loss	(1,005)	(1,099,364)	(1,100,369)
Other comprehensive income (loss)	(420)	1,343	923
Preferred stock	-	-	-
Common stock	-	44,445	44,445
Additional paid-in capital	-	721,924	721,924
Deferred stock compensation	-	(1,050,000)	(1,050,000)
Total Equity (deficit) as of September 30, 2009 (unaudited)	$(25,001)	$223,682	$198,681

The following table summarizes the changes in equity (deficit) for the nine months ended September 30, 2009:

	Noncontrolling Interests	NCN Common Stockholders	Total
Total deficit as of December 31, 2008 (audited)	$-	$(23,356,217)	$(23,356,217)
Net loss	(24,173)	(35,224,387)	(35,248,560)
Other comprehensive income (loss)	(828)	24,689	23,861
Preferred stock	-	-	-
Common stock	-	351,480	351,480
Additional paid-in capital	-	59,478,117	59,478,117
Deferred stock compensation	-	(1,050,000)	(1,050,000)
Total Equity (deficit) as of September 30, 2009 (unaudited)	$(25,001)	$223,682	$198,681

NETWORK CN INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13.             RELATED PARTY TRANSACTIONS

Except as set forth below, during the nine months ended September 30, 2009 and 2008, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

In connection with debt restructuring in April 2009, Statezone Ltd. of which Mr. Earnest Leung, the Company’s Chief Executive Officer and Director (being appointed on July 15, 2009 and May 11, 2009 respectively) is the sole director, provided agency and financial advisory services to the Company. Accordingly, the Company paid an aggregate service fee of $350,000 of which $250,000 is recorded as issuance costs for 1% Convertible Promissory Notes and $100,000 is recorded as prepaid expenses and other current assets, net during the nine months ended September 30, 2009.

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

On September 30, 2009, the Company and Keywin entered into an Amendment, pursuant to which the Company agreed to extend the exercise period for the Keywin Option under the Note Exchange and Option Agreement between the Company and Keywin, to purchase an aggregate of 122,814,185 shares of our common stock for an aggregate purchase price of $2,000,000, from a six-month period ending on October 1, 2009, to a nine-month period ending January 1, 2010.

During the three and nine months ended September 30 2009, the Company paid an aggregate amount of $98,602 on behalf of a company also controlled by a director and chief executive officer of the Company. This amount is unsecured, bears no interest and repayable on demand. For details, please refer to Note 8 – Prepaid Expenses and Other Current Assets, Net.

NOTE 14.            NET LOSS PER COMMON SHARE

Net loss per share information for the three and nine months ended September 30, 2009 and 2008 was as follows:

	For the three months ended September 30, 2009 (Unaudited)	For the three months ended September 30, 2008 (Unaudited)	For the nine months ended September 30, 2009 (Unaudited)	For the nine months ended September 30, 2008 (Unaudited)
Numerator:
Net loss from continuing operations attributable to NCN common stockholders	$(1,099,364)	$(15,546,407)	$(35,224,387)	$(32,776,641)
Net loss from discontinued operations attributable to NCN common stockholders	-	72,041	-	42,640
Net loss attributable to NCN common stockholders	(1,099,364)	(15,474,366)	(35,224,387)	(32,734,001)
Denominator:
Weighted average number of shares outstanding, basic	410,081,908	71,597,478	282,416,544	71,563,688
Effect of dilutive securities
Options and warrants	-	-	-	-
Weighted average number of shares outstanding, diluted	410,081,908	71,597,478	282,416,544	71,563,688

Net loss per common share – basic and diluted
Continuing operations	-	(0.22)	(0.12)	(0.46)
Discontinued operations	-	-	-	-
Net loss per common share – basic and diluted	$-	$(0.22)	$(0.12)	$(0.46)

NETWORK CN INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

The diluted net loss per common share is the same as the basic net loss per common share for the three and nine months ended September 30, 2009 and 2008 as the ordinary shares to be issued under stock options and warrants outstanding are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. The securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because of anti-dilutive effect as of September 30, 2009 and 2008 were summarized as follows:

	For the three months ended September 30, 2009 (Unaudited)	For the three months ended September 30, 2008 (Unaudited)	For the nine months ended September 30, 2009 (Unaudited)	For the nine months ended September 30, 2008 (Unaudited)
Potential common equivalent shares:
Stock warrants for services (1)	-	61,430	-	61,430
Conversion feature associated with convertible promissory notes to common stock	214,961,307	30,303,030	214,961,307	30,303,030
Common stock to be granted to directors executives and employees for services (including non-vested shares)	-	7,070,000	-	7,070,000
Common stock to be granted to consultants for services (including non-vested shares)	100,000	-	100,000	-
Stock options granted to Keywin	90,805,365	-	90,805,365	-
Total	305,866,672	37,434,460	305,866,672	37,434,460

 Remarks:

(1)
 As of September 30, 2009, the number of potential common equivalent shares associated with warrants issued for services was nil, which was related to a warrant to purchase 100,000 shares of common stock issued by the Company to a consultant in 2006 for service rendered at an exercise price of $0.70, which will expire in August 2016.

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

NETWORK CN INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

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

Summary operating results for the discontinued operations for travel network were as follows:

	For the three months ended September 30, 2009 (Unaudited)	For the three months ended September 30, 2008 (Unaudited)	For the nine months ended September 30, 2009 (Unaudited)	For the nine months ended September 30, 2008 (Unaudited)
Revenues	$-	$6,342,479	$-	$24,528,096
Cost of revenues	-	(6,242,465)	-	(24,172,537)
Gross profit	-	100,014	-	355,559
Operating expenses	-	(156,864)	-	(477,481)
Other income	-	58,027	-	98,838
Interest income	-	72	-	2,040
Net income (loss) from discontinued operations, net of income taxes	$-	$1,249	$-	$(21,044)

NOTE 16.            BUSINESS SEGMENTS FROM CONTINUING OPERATIONS

In September 2008, the Company disposed of its entire travel business. Accordingly, the Company now operates in one single business segment: Media Network, providing out-of home advertising services.

NOTE 17.            SUBSEQUENT EVENT

Management evaluated all activities of the Company through November 6, 2009 (the issue date of the Company’s unaudited condensed consolidated financial statements) and concluded that no subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements.

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

Our net advertising revenues for the nine months ended September 30, 2009 and 2008 amounted to $854,861and $4,158,529, respectively. Our net loss for the nine months ended September 30, 2009 and 2008 amounted to $35,313,865 and $32,915,052, respectively. Our results of operations were negatively affected by a variety of factors, which led to less than expected revenues and cash inflows during the first three quarter of 2009, including the following:

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

We also completed debt restructuring exercise in April 2009 which has directly lessened our cash constraints. For details, please refer to “Restructuring of Convertible Debt” below. With the support of new investors, we believed that we could turn a new chapter that would be in the best interest to our shareholders. In July 2009, we restructured our board composition to better equip for the Company’s success. On July 15, 2009, our board appointed Mr. Ernest Leung as our chief executive officer. Mr. Leung has over 20 years experience in the investment banking industry. He is the director of our major shareholder, Keywin Holdings Limited, and also is the director and chief executive officer of Vision Tech International Holdings Limited, which is listed on Hong Kong Main Board engaging in the distribution of consumer electronic products and home appliances in Hong Kong. Management is actively formulating a series of business development strategies and exploring more prominent advertising related projects, aiming to expand the Company and improve its financial performance. Management has identified several potential projects and is currently studying the feasibility of these projects. However, we have not yet committed to any of these new projects.

For more information relating to our business, please see the section entitled “Business” in our Annual Report on Form 10-K for the fiscal year ending December 31, 2008 as filed with the SEC on March 27, 2009.

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

The restatement adjustments corrected the accounting errors arising from our misapplication of accounting policies to the discount associated with the beneficial conversion feature attributed to the issuance of the 3% convertible promissory notes in 2007 and 2008. We initially amortized the discount according to EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” (ASC Topic 470-20), which stated that discount resulting from allocation of proceeds to the beneficial conversion feature should be recognized as interest and other debt–related expenses over the minimum period from the date of issuance to the date of earliest conversion. As the 3% convertible promissory notes are convertible at the date of issuance, we fully amortized such discount through interest and other debt–related expenses at the date of issuance accordingly. However, according to Issue 6 of EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” (ASC Topic 470-20), EITF Issues No. 98-5 (ASC Topic 470-20) should be modified to require the discount related to the beneficial conversion feature to be accreted from the date of issuance to the stated redemption date regardless of when the earliest conversion date occurs using the effective interest method. The restatement adjustments were to reflect the retrospective application of the Issue 6 of EITF Issue No. 00-27 (ASC Topic 470-20).

Results of Operations

Comparison of Three Months Ended September 30, 2009 and September 30, 2008

Revenues. In the three months ended September 30, 2009, our revenues were derived from provision of advertising services. Revenues from advertising services for the three months ended September 30, 2009 were $293,706 as compared to $2,520,474 for the corresponding prior year period, a decrease of 88%. The decrease was mainly attributed to a decrease in the advertising sales orders as a result of the worldwide financial crisis and deteriorating economic conditions in China.

Cost of Advertising Services. Cost of advertising services for the three months ended September 30, 2009 was $559,906, a decrease of 90% compared to $5,651,467 for the corresponding prior year period. This significant decrease was mainly attributable to the decrease in amortization of advertising operating rights fees. The amortization of advertising operating rights fees for the three months ended September 30, 2009 was $394,743, a decrease of 92% compared to $5,162,446 for the corresponding prior year period. The decrease in the amortization of advertising operating rights fees resulted from the termination of commercially non-viable concession right contracts in late 2008 and early 2009 as well as the renegotiation of certain concession advertising operating right fees to a lower price.

Selling and Marketing Expenses. Selling and marketing expenses for the three months ended September 30, 2009 decreased by 73% to $180,230, compared to $656,114 for the corresponding prior year period, primarily due to a decrease in advertising services provided by the Company.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2009 decreased by 88% to $527,829, compared to $4,408,534 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to drastic cost cutting measures, including reduction of the Company’s workforce, rental, and other general and administrative expenses, since the latter half of 2008.

Non-cash Impairment Charges. The Company recorded non-cash impairment charges of $nil for the three months ended September 30, 2009 compared to $5,671,782 for the corresponding prior year period. As the Company recorded a continuous net loss, it performed an impairment review of its prepayments for advertising operating rights during the three months ended September 30, 2008. Accordingly, an impairment loss of $3,473,468, $1,737,991 and $460,323 was recorded for prepayments for advertising operating rights associated with the T3 Project, BAMC Project and certain roadside advertising panels’ projects, respectively.

Interest and Other Debt–Related Expenses. Interest and other debt–related expenses for the three months ended September 30, 2009 decreased to $132,834, or by 93%, compared to $1,775,450 for the corresponding prior year period. The significant decrease was primarily due to the debt restructuring completed in April 2009, from which the Company significantly decrease the size of its debt under convertible promissory notes to $5,000,000.

Income Taxes. The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended September 30, 2009 and 2008 as the Company and all of its subsidiaries and variable interest entities operated at a taxable loss during the respective periods.

Net loss from Continuing Operations. The Company incurred a net loss from continuing operations of $1,100,369 for the three months ended September 30, 2009, a decrease of 93% compared to a net loss of $15,621,616 for the corresponding prior year period. The significant decrease in net loss was mainly due to a decrease in the cost of advertising services, selling and marketing expenses, general and administrative expenses and non-cash impairment charges as a result of our cost cutting measures.

Comparison of Nine Months Ended September 30, 2009 and September 30, 2008

Revenues.  In the nine months ended September 30, 2009, our revenues were derived from provision of advertising services. Revenues from advertising services for the nine months ended September 30, 2009 were $812,833 as compared to $4,158,529 for the corresponding prior year period, a decrease of 80%. The decrease was mainly attributed to a decrease in the advertising sales orders as a result of the worldwide financial crisis and deteriorating economic conditions in China.

Cost of Advertising Services. Cost of advertising services for the nine months ended September 30, 2009 was $1,513,223, a decrease of 89% compared to $14,258,071 for the corresponding prior year period. The significant decrease was mainly attributable to the decrease in amortization of advertising operating rights fees. The amortization of advertising operating rights fees for the nine months ended September 30, 2009 was $1,073,479, a decrease of 92% compared to $13,246,572 for the corresponding prior year period. The decrease in the amortization of advertising operating rights fees resulted from the termination of commercially non-viable concession right contracts in late 2008 and early 2009 as well as the renegotiation of certain concession advertising operating right fees to a lower price.

Selling and Marketing Expenses.  Selling and marketing expenses for the nine months ended September 30, 2009 decreased by 76% to $505,637, compared to $2,120,397 for the corresponding prior year period, primarily due to a decrease in advertising services provided by the Company.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2009 decreased by 70% to $3,001,437, compared to $9,929,559 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to drastic cost cutting measures, including reduction of the Company’s workforce, rental, and other general and administrative expenses, since the latter half of 2008. The write-back of allowance for doubtful debts of $241,227 included in general and administrative expenses also led to the decrease in general and administrative expenses.

Non-cash Impairment Charges.  The Company recorded non-cash impairment charges of $4,058 for the nine months ended September 30, 2009, compared to $5,671,782 for the corresponding prior year period. As the Company recorded a continuous net loss, it performed an impairment review of its prepayments for advertising operating rights during the three months ended September 30, 2008. Accordingly, an impairment loss of $3,473,468, $1,737,991 and $460,323 was recorded for prepayments for advertising operating rights associated with the T3 Project, BAMC Project and certain roadside advertising panels’ projects, respectively.

Interest and Other Debt–Related Expenses. Interest and other debt–related expenses for the nine months ended September 30, 2009 increased to $31,060,270, or by 497%, compared to $5,200,229 for the corresponding prior period. The significant increase was primarily due to the debt restructuring completed in April 2009, from which the Company recorded a one-time non-cash debt conversion charges, a one-time loss on early extinguishment of debt and a one-time write-off on unamortized deferred charges and debt discount of $10,204,627, $1,696,684 and $16,935,828, respectively during the nine months ended September 30, 2009.

Income Taxes. The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the nine months ended September 30, 2009 and 2008 as the Company and all of its subsidiaries and variable interest entities operated at a taxable loss during the respective periods.

Net loss from Continuing Operations.  The Company incurred a net loss from continuing operations of $35,248,560 for the nine months ended September 30, 2009, an increase of 7% compared to a net loss of $32,969,093 for the corresponding prior year period. The increase in net loss was mainly due to a one-time effect of debt restructuring, amounting to $28,837,140, offset by a decrease in the cost of advertising services, selling and marketing expenses, general and administrative expenses and non-cash impairment charges as a result of our cost cutting measures.

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

We treated the sales of entire travel network as discontinued operations. Accordingly, revenues, costs and expenses of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations. Summary operating results for the discontinued operations for travel network as follows:

	For the three months ended September 30, 2009 (Unaudited)	For the three months ended September 30, 2008 (Unaudited)	For the nine months ended September 30, 2009 (Unaudited)	For the nine months ended September 30, 2008 (Unaudited)
Revenues	$-	$6,342,479	$-	$24,528,096
Cost of revenues	-	(6,242,465)	-	(24,172,537)
Gross profit	-	100,014	-	355,559
Operating expenses	-	(156,864)	-	(477,481)
Other income	-	58,027	-	98,838
Interest income	-	72	-	2,040
Net income (loss) from discontinued operations, net of income taxes	-	1,249	-	(21,044)
Less: net income (loss) attributable to noncontrolling interests	-	4,707	-	(2,401)
Net income (loss) from discontinued operations, net of income taxes and noncontrolling interests	$-	$5,956	$-	$(23,445)

Liquidity and Capital Resources

As of September 30, 2009, we had cash of $2,806,441 compared to $7,717,131 as of December 31, 2008, representing a decrease of $4,910,690. The decrease was mainly attributable to the cash utilized by operating activities.

Operating Activities

Net cash utilized by operating activities for the nine months ended September 30, 2009 was $4,594,624, as compared with $16,010,328 for the corresponding prior year period. The decrease in net cash used in operating activities was mainly attributable to our drastic cost-cutting measures and the decrease in the payments for advertising operating rights fees as a result of the termination of commercially non-viable concession right contracts in 2009.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2009 was $51,199, compared with $6,648,969 for the corresponding prior year period. The decrease was mainly attributable to less equipment being purchased and no acquisitions being completed during the nine months ended September 30, 2009. For the nine months ended September 30, 2008, the investing activities consisted primarily of the purchase of equipment related to our media business and costs associated with the acquisition of Cityhorizon BVI.

Financing Activities

Net cash used in financing activities was $250,000 for the nine months ended September 30, 2009, compared with $28,900,000 net cash provided by financing activities for the corresponding prior year period. For the nine months ended September 30, 2009, the cash used in financing activities consisted primarily of issuance costs related to 1% convertible promissory notes while for the nine months ended September 30, 2008, the cash provided by financing activities primarily consisted of the issuance of $35,000,000 in 3% convertible promissory notes, offset by $5,000,000 paid to redeem the outstanding 12% convertible promissory note due May 2008.

Restructuring of Convertible Debt

On November 19, 2007, we entered into a Note and Warrant Purchase Agreement, as amended (the “Purchase Agreement”) with our subsidiary Quo Advertising and affiliated investment funds of Och-Ziff Capital Management Group (the “Investors”) pursuant to which we agreed to issue in three tranches, 3% Senior Secured Convertible Promissory Notes due June 30, 2011, in the aggregate principal amount of up to $50,000,000 (the “3% Convertible Promissory Notes”) and warrants to acquire an aggregate amount of 34,285,715 shares of our Common Stock (the “Warrants”). On November 19, 2007, we issued 3% Convertible Promissory Notes in the aggregate principal amount of $6,000,000, Warrants to purchase shares of our common stock at $2.50 per share and Warrants to purchase shares of our common stock at $3.50 per share. On November 28, 2007, we issued 3% Convertible Promissory Notes in the aggregate principal amount of $9,000,000, Warrants to purchase shares of our common stock at $2.50 per share and Warrants to purchase shares of our common stock at $3.50 per share.

On January 31, 2008, we amended and restated the previously issued 3% Convertible Promissory Notes and issued to the Investors 3% Convertible Promissory Notes in the aggregate principal amount of $50,000,000 (the “Amended and Restated Notes”), Warrants to purchase shares of our common stock at $2.50 per share and Warrants to purchase shares of our common stock at $3.50 per share (the “Third Closing”). In connection with the Third Closing, the parties entered into the First Amendment to the Purchase Agreement, dated as of January 31, 2008, to, among other things, establish additional funding channels between the Company and its subsidiaries in China and provide for certain other modifications in connections with the Third Closing. Concurrently with the Third Closing, we loaned substantially all the proceeds from the Amended and Restated Notes to our wholly-owned direct subsidiary, NCN Group, and such loan was evidenced by an intercompany note issued by NCN Group in favor of the Company (the “NCN Group Note”). In connection with the Amended and Restated Notes, we entered into a Security Agreement, dated as of January 31, 2008 (the “Security Agreement”), pursuant to which we granted to the collateral agent for the benefit of the Investors, a first-priority security interest in certain of our assets, including the NCN Group Note and 66% of the equity interest of NCN Group. In addition, NCN Group and certain of our indirect wholly owned subsidiaries each granted the Company a security interest in certain of the assets of such subsidiaries to, among other things, secure the NCN Group Note and certain related obligations.

On April 2, 2009, we entered into a Note Exchange Agreement with certain of the Investors (the “Note Exchange Agreement”), pursuant to which the parties agreed to cancel Amended and Restated Notes in the principal amount of $5 million held by such Investors (including accrued and unpaid interest thereon), and all the Warrants, in exchange for our issuance of new 1% Unsecured Senior Convertible Promissory Notes due 2012 in the principal amount of $5 million (the “1% Convertible Promissory Notes”). The 1% Convertible Promissory Notes bear interest at 1% per annum, payable semi-annually in arrears, and mature on April 1, 2012. They are convertible at any time into shares of our common stock at an initial conversion price of $0.02326 per share, subject to customary anti-dilution adjustments. The parties also agreed to terminate the Security Agreement and release all security interests arising out of the Purchase Agreement and the Amended and Restated Notes.

On April 2, 2009, we also entered into a Note Exchange and Option Agreement (the “Note Exchange and Option Agreement”) with Keywin Holdings Limited (“Keywin”), a transferee of the Investors, pursuant to which we agreed to exchange the remaining Amended and Restated Notes in the principal amount of $45 million (including all accrued and unpaid interest thereon) for (i) 307,035,463 shares of our common stock and (ii) an option to purchase an aggregate of 122,814,185 shares of our common stock for an aggregate purchase price of $2,000,000, originally exercisable for a three-month period commencing on April 2, 2009 (the “Keywin Option”). Pursuant to an amendment dated as of July 1, 2009, we agreed to extend the exercise period for the Keywin Option to a six-month period ending October 1, 2009 and pursuant to an amendment dated as of September 30, 2009, we agreed to extend the exercise period for the Keywin Option again to a nine-month period ending January 1, 2010.

Capital Expenditures

During the nine months ended September 30, 2009, we acquired assets of $121,356, which were financed through proceeds from the issuance of convertible promissory notes.

Commitments

Rental Lease Commitment

The Company’s existing rental leases do not contain significant restrictive provisions. The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases as of September 30, 2009:

Three months ending December 31, 2009	$112,488
Fiscal years ending December 31,
2010	414,155
2011	-
2012	-
Total	$526,643

Annual Advertising Operating Rights Fee Commitment

Since November 2006, the Company, through its subsidiaries or variable interest entities, NCN Media Services Limited, Quo Advertising, Xuancaiyi, Bona and Botong, has acquired advertising rights from third parties to operate different types of advertising panels for certain periods.

The following table sets forth the estimated future annual commitment of the Company with respect to the advertising operating rights of 172 roadside advertising panels and 2 mega-size advertising panels that the Company held as of September 30, 2009:

Three months ending December 31, 2009	$1,043,042
Fiscal years ending December 31,
2010	1,281,664
2011	769,710
2012	485,912
2013	210,516
Thereafter	80,709
Total	$3,871,553

Due to the unexpected unfavorable market conditions described above, cash inflows from advertising revenues were less than we expected. We will need to raise additional funds in order to further expand our media network.  Our debt restructuring completed in April 2009 has lessened our cash constraints and we should be able to satisfy our requirements during the next 12 months if we scale down our operations. Because we presently have only limited revenue from operations, we intend to continue to rely primarily on financing through the issuance of our equity and debt securities to satisfy future capital requirements to enable us to finance ongoing operations. There can be no assurance that we will be able to enter into such agreements. Current global financial conditions and unfavorable conditions in our existing notes described above make securing a financing difficult to achieve. Failure to raise additional funds would have a material adverse effect on our financial condition. Furthermore, the issuance of equity or debt securities which are or may become convertible into equity securities in connection with such financing could result in substantial additional dilution to the stockholders.

To address our cash constraints, our management will continue to strictly control our operating costs. We will also continue to allocate resources to commercially viable projects as well as to explore new prominent advertising related projects.

Advertising Operating Rights Fees

Advertising operating rights fees are the major cost of our advertising revenue. To maintain the advertising operating rights, we are required to pay advertising operating rights fees in accordance with payment terms set forth in contracts we entered into with various parties. These parties generally require us to prepay advertising operating rights fees for a period of time. The details of our advertising operating rights fees as of September 30, 2009 and 2008 were as follows:

	For the three months ended September 30, 2009 (Unaudited)	For the three months ended September 30, 2008 (Unaudited)	For the nine months ended September 30, 2009 (Unaudited)	For the nine months ended September 30, 2008 (Unaudited)
Total payment for advertising operating rights	$376,194	$1,089,804	$1,556,844	$8,212,364

Total advertising operating fee recognized	$394,743	$5,162,446	$1,073,479	$13,246,572

	As of September 30, 2009 (Unaudited)	As of December 31, 2008 (Audited)
Prepayments for advertising operating rights, net	$333,362	$418,112
Accrued advertising operating rights fees	$150,108	$733,000

For future advertising operating rights commitments under non-cancellable advertising operating right contracts, please refer to the table under the following Section – “Contractual Obligations and Commercial Commitments”.

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

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of September 30, 2009:

	Payments due by fiscal years ending December 31,
	Total	2009	2010 - 2012	2013 - 2014	After 2014
Long-term Debt Obligations	$5,000,000	$-	$5,000,000	$-	$-
Operating Lease Obligations	526,643	112,488	414,155	-	-
Annual Advertising Operating Rights Fee Obligations	3,871,553	1,043,042	2,537,286	291,225	-
Purchase Obligations	$18,000	$18,000	$-	$-	$-

Long-term Debt Obligations. We issued an aggregate of $5,000,000 in 1% Convertible Promissory Notes in April 2009 to our investors. Such 1% Convertible Promissory Notes mature on April 1, 2012. For details, please refer to the notes to financial statements.

Operating Lease Obligations. We have entered into various non-cancellable operating lease agreements for our offices and staff quarter. Such operating leases do not contain significant restrictive provisions.

Annual Advertising Operating Rights Fee Obligations. Since November 2006, the Company, through its subsidiaries or variable interest entities, NCN Media Services Limited, Quo Advertising, Xuancaiyi, Bona and Botong, has acquired rights from third parties to operate roadside advertising panels and mega-size advertising panels whose lease terms expire between 2009 and 2014.

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

Debt Restructuring

On April 2, 2009, the Company entered into a new financing arrangement with the holders of the 3% Convertible Promissory Notes and Warrants and a new investor. The Company provided an inducement conversion offer to a new investor who exchanged 3% Convertible Promissory Notes in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 307,035,463 shares of the Company’s common stock (the original conversion price is $1.65 per share convertible into 28,282,227 shares). Pursuant to paragraph 21 of EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” (ASC Topic 470-20), all the unamortized debt discount (including the discount from an allocation of proceeds to the warrants and the discount originated by the beneficial conversion feature) of the relevant 3% Convertible Promissory Notes remaining at the date of conversion were immediately recognized as expenses and is included in amortization of deferred charges and debt discount in the condensed consolidated statement of operations. The Company also accounted for the inducement conversion offer according to SFAS No. 84 “Induced Conversions of Convertible Debt” (ASC Topic 470-20). To induce conversion, the Company has reduced the conversion price and also granted an option to purchase an aggregate of 122,814,185 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000, exercisable for a three-month period. The Company recognized non-cash debt conversion charges equal to the fair value of the incremental consideration (including both reduction in the conversion price and grant of purchase option) given as of the date the inducement offer is accepted by a new investor. The fair value of the purchase option was determined utilizing Black-Scholes option pricing model.

For the remaining 3% Convertible Promissory Notes in the principal amount of $5,000,000, the Company and the holders of the 3% Convertible Promissory Notes agreed to cancel the 3% Convertible Promissory Notes in the principal amount of $5,000,000 (including all accrued and unpaid interest thereon), and all of the Warrants, in exchange for the Company’s issuance of new 1% Convertible Promissory Notes due 2012 in the principal amount of $5,000,000. The 1% Convertible Promissory Notes bear interest at 1% per annum, payable semi-annually in arrears, mature on April 1, 2012, and are convertible at any time into shares of our common stock at an fixed conversion price of $0.02326 per share, subject to customary anti-dilution adjustments. Pursuant to EITF Issue No. 96-19 “Debtor’s Accounting For a Modification or Exchange of Debt Instruments” (ASC Topic 470-50) and EITF Issue No. 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (ASC Topic 470-50-40), the Company determined that the original convertible notes and new convertible notes were with substantially different terms and hence reported in the same manner as an extinguishment of original notes and issuance of new notes.

The Company determined the new 1% Convertible Promissory Notes to be conventional convertible instruments under EITF Issue No. 05-2 “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19” (ASC Topic 815-40-25). Its embedded conversion option was qualify for equity classification pursuant to EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (ASC Topic 815-40), and met the other criteria in paragraph 11(a) of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (ASC Topic 815-10-15-74). The embedded beneficial conversion feature was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The debt discount resulting from the allocation of proceeds to the beneficial conversion feature is amortized over the term of the 1% Convertible Promissory Notes from the respective dates of issuance using the effective yield method.

Recent Accounting Pronouncements

FASB Establishes Accounting Standards Codification

In June 2009, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01 “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative GAAP. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force (“EITF”) Abstracts. Instead, it will issue ASU which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

Other Accounting Changes

In September 2006, the FASB issued SFAS No. 157 (ASC Topic 820). Effective January 1, 2008, the Company adopted the measurement and disclosure other than those requirements related to nonfinancial assets and liabilities in accordance with guidance from FASB Staff Position 157-2 “Effective Date of FASB Statement No. 157” (ASC Topic 820-10), which delayed the effective date of SFAS No. 157 (ASC Topic 820) for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of fiscal year 2009. In April 2009, the FASB issued Staff Position No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”) (ASC Topic 820-10-65).  FSP FAS No. 157-4 (ASC Topic 820-10-65) clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS No. 157-4 (ASC Topic 820-10-65) also reaffirms the objective of fair value measurement, as stated in SFAS No. 157 (ASC Topic 820), which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP FAS No. 157-4 (ASC Topic 820-10-65) is applied prospectively and is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of SFAS No. 157 (ASC Topic 820) did not have a material impact on our financial statements.

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”) (ASC Topic 715-20-65). This requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 (ASC Topic 715-20-65) also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. The disclosures about plan assets required by FSP FAS 132(R)-1 (ASC Topic 715-20-65) must be provided for fiscal years ending after December 15, 2009. As this pronouncement is only disclosure-related, it will not have an impact on our financial position and results of operations.

In August 2009, the FASB issued ASU No. 2009-05 “Measuring Liabilities at Fair Value” (amendments to  ASC Topic 820, Fair Value Measurements and Disclosures)” (“ASU 2009-05”)which amends Fair Value Measurements and Disclosures – Overall (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update is effective for our fourth quarter 2009. Management is currently evaluating the potential impact of ASU No. 2009-05 on our financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”) (not part of the Codification yet). SFAS 166 (not part of the Codification yet) removes the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46R (ASC Topic 810) to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. SFAS 166 (not part of the Codification yet) will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Management is currently evaluating the potential impact of SFAS 166 (not part of the Codification yet) on our financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) (not part of the Codification yet). This updated guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 (not part of the Codification yet) will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Management is currently evaluating the potential impact of SFAS 167 (not part of the Codification yet) on our financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition)” (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU2009-13 on our financial statements.

In October 2009, the FASB issued ASU 2009-14, “Certain Arrangements That Include Software Elements, (amendments to ASC Topic 985, Software)” (“ASU 2009-14”). ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU2009-14 on our financial statements.

In October, 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”( amendments to  ASC Topic 470, Debt)” (“ASU2009-15”), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   Management is currently evaluating the potential impact of ASU2009-15 on our financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that as of September 30, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

There has been no change to our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On March 20, 2008, our wholly-owned subsidiary, NCN Huamin, entered into a rental agreement with Beijing Chengtian Zhihong TV & Film Production Co., Ltd., or Chengtian, pursuant to which a certain office premises located in Beijing was leased from Chengtian to NCN Huamin for a term of three years, commencing April 1, 2008. On December 30, 2008, NCN Huamin issued a notice to Chengtian to terminate the rental agreement effective on December 31, 2008 due to the fact that Chengtian had breached several provisions of the rental agreement and refused to take any remedial actions. On January 14, 2009, NCN Huamin received a notice from Beijing Arbitration Commission that Chengtian, as plaintiff, had initiated a lawsuit against NCN Huamin seeking an aggregate of approximately $505,000 for unpaid rental-related expenses, plus accrued interest, as well as compensation for unilateral termination of the rental contract. On February 25, 2009, NCN Huamin counter-claimed for breach of rental contract against Chengtian, seeking an aggregate of approximately $155,000 from Chengtian for overpayment of rental expenses and compensation for Chengtian’s breach of contract. In July 2009, the Beijing Arbitration Commission made a judgment that Huamin is liable to pay Chengtian of $280,000. In October, 2009, the Company appealed to Beijing Second Intermediate People's Court against the arbitration decision. At present, the outcome of this lawsuit cannot be reasonably predicted. We do not believe that the outcome of this litigation will have a material impact on our consolidated financial statements, or our results of operations.

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

The following matters were presented for stockholder vote at the 2009 Annual Meeting of Stockholders (the “Meeting”) held on July 2, 2009: (1) election of five members of the Board of Directors to hold office until the Annual Meeting of Stockholders in 2010, and until their respective successors are duly elected and qualified; and (2) ratification of the appointment of Jimmy C.H. Cheung & Co., independent registered public accounting firm, to audit the consolidated financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 2009; and (3) ratification of the amendment of the Company’s Articles of Incorporation to increase the authorized number of shares of common stock, $0.001 par value, from 800,000,000 shares to 2,000,000,000. The respective votes of each matter were indicated as follows:

1. Election of five members of the Board of Directors

Nominees	For	Against	% of Votes Approved
Godfrey Hui	314,863,539	-0-	100%
Earnest Leung	314,863,539	-0-	100%
Ronald Lee	314,863,539	-0-	100%
Gerald Godfrey	314,863,539	-0-	100%
Peter Mak	314,863,539	-0-	100%

2. Ratification of the appointment of Jimmy C.H. Cheung & Co., independent registered public accounting firm, to audit the consolidated financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 2009:

Ratification of Auditor	For	Against	Abstain
Jimmy C.H. Cheung & Co.	314,863,539	-0-	-0-

3. Ratification of the amendment of the Company’s Articles of Incorporation to increase the authorized number of shares of common stock, $0.001 par value, from 800,000,000 shares to 2,000,000,000.

Increase in Authorized Shares	For	Against	Abstain
Increase of the authorized number of shares of common stock.	314,860,239	-3,300-	-0-

There were no broker non-votes for any of the proposals.

ITEM 5.	OTHER INFORMATION.

Under the terms of an amendment dated as of September 30, 2009, between the Company and Keywin, we agreed to extend the exercise period for the Keywin Option under the Note Exchange and Option Agreement between the Company and Keywin, to purchase an aggregate of 122,814,185 shares of our common stock for an aggregate purchase price of $2,000,000, from a six-month period ending on October 1, 2009, to a nine-month period ending January 1, 2010.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
10.1	Amendment No. 2 to Note Exchange and Option Agreement dated September 30, 2009, between Keywin Holding Limited and the Company
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2009	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jennifer Fu
Jennifer Fu, Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment No. 2 to Note Exchange and Option Agreement dated September 30, 2009, between Keywin Holding Limited and the Company
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.