Form 10-K
period 2009-12-31
NETWORK CN INC
filed 2010-03-31
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 000-30264

NETWORK CN INC.
(Exact name of registrant as specified in its charter)

Delaware	90-0370486
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

Suite 3908, Shell Tower, Times Square, 1 Matheson Street, Causeway Bay, Hong Kong
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of June 30, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $7.9 million.

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 15, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	422,522,071

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
•
the “Company”, “NCN”, “we”, “us”, or “our”, are references to Network CN Inc., a Delaware corporation and its direct and indirect subsidiaries: NCN Group Limited, or NCN Group, a BVI limited company; NCN Huamin Management Consultancy (Beijing) Company Limited, or NCN Huamin, a PRC limited company; Cityhorizon Limited, or Cityhorizon Hong Kong, a Hong Kong limited company, and its wholly owned subsidiaries, Cityhorizon Limited, or Cityhorizon BVI, a BVI limited company; Huizhong Lianhe Media Technology Co., Ltd., or Lianhe, a PRC limited company; Linkrich Enterprise Advertising and Investment Limited, or Linkrich Enterprise, a HK limited company, and its subsidiary, Yi Gao Shanghai Advertising Limited, or Yi Gao, a PRC limited company and the Company’s variable interest entities: Beijing Huizhong Bona Media Advertising Co., Ltd., or Bona, a PRC limited company; and Huizhi Botong Media Advertising Beijing Co., Ltd., or Botong, a PRC limited company.

•
“NCN Landmark” are references to NCN Landmark International Hotel Group Limited, a BVI limited company, and its wholly-owned subsidiary, Beijing NCN Landmark Hotel Management Limited, a PRC limited company;

•	“NCN Management Services” are references to NCN Management Services Limited, a BVI limited company;
•	“Quo Advertising ” are references to Shanghai Quo Advertising Co. Ltd, a PRC limited company
•	“RMB” are to the Renminbi, the legal currency of China;
•	the “Securities Act” are to the Securities Act of 1933, as amended; and the “Exchange Act” are to the Securities Exchange Act of 1934, as amended;
•	“Tianma”, are references to Guangdong Tianma International Travel Service Co., Ltd, a PRC limited company;
•	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States; and
•	“Xuancaiyi” are references to Xuancaiyi (Beijing) Advertising Company Limited, a PRC limited company

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

Our total advertising revenues were $1,266,927, $4,622,270 and $1,442,552 for the years ended December 31, 2009, 2008 and 2007 respectively. Our net loss attributable to NCN common stockholders was $37,359,188, $59,484,833 and $14,646,619 for the years ended December 31, 2009, 2008 and 2007 respectively. Our results of operations were negatively affected by a variety of factors, which led to less than expected revenues and cash inflows during the fiscal year 2009, including the following:

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

To address these unfavorable market conditions, in the latter half of 2008, we undertook drastic cost-cutting measures including reduction of our workforce, office rentals, and reductions to our selling and marketing expenses and other general and administrative expenses. We also re-assessed the commercial viability of each of our concession right contracts and determined that many of our concession rights are no longer commercially viable due to high annual fees and therefore such commercially non-viable concession right contracts were terminated. Management has also successfully negotiated some reductions in advertising operating rights fees under existing contracts. The outcome of these cost reduction measures has been reflected in our financial results.

Since early 2010, we have begun to restructure our organization by consolidating our PRC operations into one directly owned PRC entity, Yi Gao. We expect that this consolidation will enhance our operational efficiency and effectiveness and should reduce our operating expenses for the foreseeable future. For details, please refer to Item7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Recent Developments – Corporate Restructuring” below.

To strengthen our ability to generate revenues from advertising sales which depends largely upon our ability to provide large networks of advertising locations throughout major areas in China, we also started our advertising agency business in 2009. We seek the advertising airtime from third party vendors in major cities in China and sell such advertising airtime to our customers. As an advertising agent, we are not responsible for acquiring advertising operating rights, installing, operating and maintaining advertising panels. We expect that this product line will enable us to generate revenue without having capital commitment and hence enhance our current capital position and liquidity.

We also completed a debt restructuring exercise in April 2009 which has directly lessened our cash constraints. For details, please refer to Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources - Restructuring of Convertible Debt” below. In July 2009, our board appointed Dr. Earnest Leung, the nominee of our controlling shareholder, Keywin Holdings Limited (“Keywin”), as our chief executive officer. Dr. Leung, a Keywin director, has over 20 years experience in the investment banking industry and is actively formulating a series of business development strategies and exploring more prominent advertising related projects, aiming to expand the Company and improve its financial performance. Management has identified and is currently studying the feasibility of several potential projects, however, we have not yet committed to any of them.

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

From early 2006 until 2008, we had two business divisions: our Media Business Division and a Non-Media Business Division. We initially focused on the Non-Media Business Division, which was mainly comprised of a travel network through which we provided agency tour services and hotel management services. In 2006, we acquired 55% of the equity interest in Tianma, a PRC company engaged in the provision of tour services to customers both inside and outside of the PRC. In 2006 and 2007, we earned substantially all of our revenues from these tour services. We also provided day-to-day management services to hotels and resorts in the PRC. During the latter half of 2006, we adjusted our primary focus away from the tourism and hotel management business to the building of a media network with the goal of becoming a nationwide leader in out-of-home, digital display advertising, roadside LED digital video panels and mega-size video billboards. In November 2006 we secured a media-related contract for installing and managing out-of-home LED advertising video panels. In 2007, we secured further rights to operate mega-size LED and roadside LED panels in prominent cities in the PRC through either entering business agreements with authority parties or business combination exercise, and began generating revenues from our Media Business.

Disposal of Non-Media Business Division

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

In 2008, as the Company did not foresee any major contribution from Tianma in the near future, the Board of Directors of the Company resolved that it was in the best interests of the Company to focus on developing its media business and to explore ways of divesting its travel business. The Company entered into stock purchase agreements disclosed below, to dispose of its entire Non-Media Business Division.

On September 1, 2008, the Company completed the sale of all its interests in NCN Management Services to an independent  third party for a consideration of HK$1,350,000, or approximately $173,000, in cash. The acquirer acquired NCN Management Services along with its subsidiaries, which include 100% interest in NCN Hotels Investment Limited, 100% interest in NCN Pacific Hotels Limited and a 55% interest (through trust) in Tianma. The Company reported a gain on the sale, net of income taxes of $61,570.

On September 30, 2008, the Company completed the sale of its 99.9% interest in NCN Landmark to an independent third party for a cash consideration of $20,000. The acquirer acquired NCN Landmark along with its subsidiary, 100% interest in Beijing NCN Landmark Hotel Management Limited, a PRC corporation. The Company reported a gain on the sale, net of income taxes of $4,515.

The Company treated the sales of NCN Management Services along with its subsidiaries and variable interest entity and NCN Landmark along with its subsidiary as a discontinuation of operations.

Acquisition of Quo Advertising

On January 31, 2007, we acquired 100% of the equity interests of Quo Advertising, an advertising agency headquartered in Shanghai, China, pursuant to a purchase and sale agreement and a trust agreement, dated January 24, 2007, between the Company and two independent PRC individuals. The Company acquired Quo Advertising for a purchase price of $907,600, $64,000 of which was in cash and the balance of which was in 300,000 shares of our common stock, valued at $843,600. The results of operations of Quo Advertising have been included in the Company's consolidated statement of operations since the completion of the acquisition on January 31, 2007.

Quo Advertising was founded in 1996 in Shanghai, China and provided advertising design, production, public relations and event management services for domestic and international clients before our acquisition. The acquisition strengthens our media network in the PRC. Our media business was mainly run through Quo Advertising in 2007 and 2008.

Acquisition of Xuancaiyi

Effective September 1, 2007, we acquired, through Quo Advertising, a 51% majority of the equity interests of Xuancaiyi, an advertising agency located in Beijing, China, for a consideration of up to RMB12,245,000 (approximately $1,667,000) in cash, payable over time based on Xuancaiyi’s achievement of certain net profit targets. An initial payment of RMB2,500,000 (approximately $330,000) was made in September 2007 and the balance of the payment was due as follows: (1) up to RMB 2,454,300 (approximately $336,700) based on Xuancaiyi’s net profit for the four months ended December 31, 2007; (2) up to RMB 1,834,500 (approximately $251,700) based on Xuancaiyi’s net profit for the first quarter of fiscal year 2008; (3) up to RMB 1,827,400 (approximately $250,700) based on Xuancaiyi’s net profit for the second quarter of fiscal year 2008; (4) up to RMB1,819,100 (approximately $249,500) based on Xuancaiyi’s net profit for the third quarter of fiscal year 2008; and (5) up to RMB1,809,700 (approximately $248,300) based on Xuancaiyi’s net profit for the fourth quarter of fiscal year 2008. As Xuancaiyi failed to achieve the net profit targets in each of the above periods, no further cash payment was made with respect to the above earn-out consideration. The results of operations of Xuancaiyi have been included in the Company's consolidated statement of operations since the acquisition date on September 1, 2007.

Xuancaiyi was founded in 2007 and obtained the right to manage and operate a mega-size high resolution LED advertising billboard in a prominent location in China’s capital city, Beijing. The billboard, covering more than 758 square meters, is located on the East Third Ring Road near the exit of the Airport Highway. As of December 31, 2008, a business agreement entered into between Xuancaiyi and its media partner has expired and so Xuancaiya has maintained minimal operations thereafter. In the second quarter of fiscal 2009, we disposed of the entire 51% equity interests of Xuancaiyi to its minority shareholders at $nil consideration.

Acquisition of Cityhorizon BVI

On January 1, 2008, we entered into a share purchase agreement with our wholly owned subsidiary Cityhorizon Hong Kong, to acquire 100% of the equity interest in Cityhorizon BVI and its wholly owned subsidiaries, Lianhe and Bona, from Cityhorizon BVI’s sole shareholder, for an aggregate purchase price of $8,738,000, $5,000,000 of which was in cash and the balance of which was in 1,500,000 shares of restricted common stock of par value of $0.001 each, valued at $3,738,000. The results of operations of Cityhorizon BVI, Lianhe and Bona have been included in the Company's consolidated statement of operations since the completion of the acquisition on January 1, 2008.

Cityhorizon BVI is an investment holding company and its subsidiaries Lianhe and Bona were both founded in 2006. Lianhe is principally engaged in the provision of technology and management consulting services and Bona is principally engaged in the provision of advertising services. The purpose of the acquisition was to further strengthen our Media Network in China. There has been no change in Lianhe’s and Bona’s business since the date of acquisition.

Consolidation of Variable Interest Entity - Botong

On January 1, 2008, the Company caused its subsidiary, Lianhe, to enter into a series of commercial agreements with Botong and its registered shareholders, pursuant to which Lianhe is obligated to provide exclusive technology and management consulting services to Botong in exchange for service fees amounting to substantially all of the net income of Botong. Each of the registered PRC shareholders of Botong also entered into equity pledge agreements and option agreements with Lianhe which cannot be amended or terminated except by written consent of all parties. Pursuant to these equity pledge agreements and option agreements, each shareholder pledged its equity interest in Botong for the performance of Botong’s payment obligations under the exclusive technology and management consulting services agreements. In addition, the shareholders of Botong assigned to Lianhe all their voting rights as shareholders of Botong and Lianhe has the option to acquire the equity interests of Botong at a mutually agreed on purchase price that will first be used to repay any loans payable to Lianhe or any affiliate of Lianhe by the registered Botong shareholders.

On January 1, 2008, Lianhe committed to extend loans totaling $137,179 to the registered shareholders of Botong for the purpose of financing such shareholders’ investment in Botong. Through the above contractual arrangements, Lianhe became the primary beneficiary of Botong which becomes a variable interest entity. The results of operations of Botong have been included in the Company's consolidated statement of operations since January 1, 2008.

Botong was founded in 2007 and obtained the right to manage and operate for a 6-year period, a mega-size high resolution LED advertising billboard located at Haoyou Emporium Wangujing in Beijing. There has been no change of its business since the date of acquisition.

Other Contractual Arrangements with the PRC Operating Companies

PRC regulations limit foreign ownership of companies that provide advertising services. Our advertising business was initially run through our trust arrangements with Quo Advertising directly operated our advertising network projects.

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

Corporate Structure

The following chart reflects our organization structure as of the date of this annual report:

Network CN Inc.
(Delaware, U.S.A)
NCN Group Limited
(100%) (BVI)
NCN Group
Management Limited
(100%) (Hong Kong)
NCN Travel
Services Limited
(100%) (BVI)
NCN Media
Services Limited
(100%) (BVI)
NCN Huamin Management
Consultancy (Beijing)
Company Limited
(100%) (The PRC)
Teda (Beijing) Hotels
Management Limited
(100%) (The PRC)
(Undergoing liquidation progress)
Crown Winner
International Limited
(100%) (Hong Kong)
Linkrich Enterprise
Advertising and
Investment Limited
(100%) (Hong Kong)
Cityhorizon Limited
(100%) (Hong Kong)
Crown Eagle
Investment Limited
(100%) (Hong Kong)
Profit Wave
Investment Limited
(100%) (Hong Kong)
Huizhong Lianhe
Media Technology Co., Ltd
(100%) (The PRC)
Beijing Huizhong Bona Media
Advertising Co., Ltd
(VIE – 100%) (The PRC)
Huizhi Botong Media
Advertising Beijing Co., Ltd
(VIE – 100%) (The PRC)
Yi Gao Shanghai Advertising
Limited (100%) (The PRC)

Available Information

We file with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports to be filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC

Our corporate headquarters are located at Suite 3908, Shell Tower, Times Square, 1 Matheson Street, Causeway Bay, Hong Kong,  Special Administrative Region of the People’s Republic of China. Our telephone number is (852) 2833-2186. We maintain a website at www.ncnmedia.com that links to our electronic SEC filings and contains information about our subsidiaries which is not a part of this report.  All the above documents are available free of charge on our website as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Industry Overview

The recent worldwide financial crisis and the deteriorating economic conditions in China created a number of challenges to China’s advertising industry during the 2009 period, as budget conservatism prevailed among advertisers throughout the period. Although there were signs of recovery in China in late 2009, most advertisers continued to be cost-conscious and preferred to commit to short-term contracts rather than long-term contracts. Competition in the domestic out-of-home advertising sector is very intense and many local operators offered significant sales discounts to compete for market share.

In 2009, The State Administration for Industry and Commerce of the PRC, estimated that Television will remain the dominant advertising medium in the PRC in the coming future, followed by print media, outdoor, internet and radio advertising. It was believed that the media and advertising industry will remain as one of the fastest growing markets in China. According to a market research report issued by a reputable international investment bank in late of 2008, total advertising spending in China is expected to show sustained growth above 8% over the next 10 years. For out-of-home advertising, overall out-of-home advertising spending is expected to slow to 10% and 14% year-over-year in 2009 and 2010, respectively, from 20% in 2008.

In the past, we have expended our resources to build an out-of-home media throughout different PRC cities. In preparation for the upcoming 2010 Shanghai World Expo which we believe could bring us new business and revenues, we have allocated substantial resources in Shanghai while minimizing our Beijing operations. We believe that, in order to increase our market share in out-of-home advertising in China, in the long-run, we will have to increase our advertising locations, obtain more exclusive arrangements in desirable locations and to provide a wider range of media and advertising services through entering business agreements or business combination exercises with third parties.

Our Services

We install and operate roadside advertising panels in major cities throughout China. The following table summarizes by location the number of roadside advertising panels that the Company has the right to install and operate and the installation status:

Location	No. of Advertising Panels (1)	Panels Installed As of March 1, 2010	Panels Owned As of March 1, 2010	Expiration (2)
Nanjing Road Pedestrian Street, Shanghai	52	52	52	2010
Total as of March 1, 2010	52	52	52

The following table summarizes by location the number of mega-size advertising panels that the Company has the right to install and operate and the installation status:

Location	No. of Advertising Panels (1)	Panels Installed As of March 1, 2010	Panels Owned As of March 1, 2010	Expiration (2)
Wuhan	1	1	1	2012
Beijing	1	1	1	2013
Total as of March 1, 2010	2	2	2

1)
The size of the Company’s typical roadside advertising panels ranges from 1.5 square meters to 4 square meters, while the mega-size advertising panels are typically from 80 square meters to over 120 square meters.

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

We did not install any advertising panels in 2009 and 2007. During 2008, only 2 suppliers accounted for 20% or more of our panel installation costs. Xian Qingsong Technology Co., Ltd and Shenzhen LAMP Technology Co., Ltd, accounted for 31% and 26% to our panel installation costs respectively.

Our Customers

The media and advertising industry is one of the fastest growing markets in China. Out-of-home advertising is attractive because of relatively modest content production costs, less regulatory exposure, low maintenance costs and centralized operations made efficient by computers and other technology solutions. Industry analysts look for out-of-home advertising spending in China to grow at a 20% compounded annual growth rate through 2010. We are upbeat on the long-term prospect for the China sector although a temporary pause occurred in 2009 as the economy was hit by the global economic downturn.

Our customers include large international and domestic brand name customers. The following tables set forth those customers accounted for 10% or more of our advertising sales in each fiscal year:

Name of Customer	Advertising Sales %
For the year ended December 31, 2009
Shanghai Wenchang Advertising Co., Ltd	16%
Shanghai Chuangtian Advertising Co., Ltd	15%
Kinetic	15%
Beijing Dentsu Advertising Co., Ltd.	11%

For the year ended December 31, 2008
OMD	38%
Beijing Dentsu Advertising Co., Ltd.	16%

For the year ended December 31, 2007
MGI Luxury Asia Pacific Ltd	26%
Shanghai Gaorui Advertising Company Limited	16%
Binli (Shanghai) Commercial Company Limited	14%
SMH International Trading (Shanghai) Co., Ltd	14%

Our customers usually place their advertising orders on a project basis instead of a recurring basis. Our management does not believe that our advertising business depends upon a few customers, or that the loss of any one customer would have a material adverse effect on our business.

Sales and Marketing

We sell our services through our direct sales force as well as through our advertising agencies. We employ sales professionals in the PRC and provide them in-house training to ensure we operate closely with and provide a high level of support to our customers. Selling through our advertising agencies enables us to leverage our direct sales resources and reach additional customers segment.

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

Our Intellectual Property

We do not have any registered trademarks, copyrights or licenses. However, we have obtained the following patent rights from the PRC State Intellectual Property Office:

•	The technology of a display module and settings method for colored LED panels, which expires on November 22, 2017;
•	The technology of the display system with blind spot checking function, which expires on November 27, 2017; and
•	The invention of methodology in light intensity tuning for out-of-home LED panels, which expires on November 8, 2027;

We have also applied for the following patent rights from the PRC State Intellectual Property Office:

•	The invention of methodology and monitoring system for staff in their out-of-home LED panel maintenance;
•	The invention of blind spot checking methodology for multi-LED panels; and
•	The invention of centralized remote management methodology for out-of-home LED panels.

Our Research and Development

No material costs have been incurred on research and development activities for the fiscal years 2009, 2008 and 2007. We do not expect to incur significant research and development costs in the coming future.

Employees

As of December 31, 2009, the Company and its subsidiaries and variable interest entities had approximately 33 employees at our offices located at our Hong Kong and PRC offices, all of which are full-time employees.

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

As we do not have the necessary advertising business outside of China, we are not entitled to own directly 100% of an advertising business in China. Our advertising business was provided through our contractual arrangements with our PRC operating entity, Quo Advertising in the year 2007. Quo Advertising was owned by two PRC citizens, who are designated by us and hold 100% of the equity interests in Quo Advertising in trust for the benefit of us, and operates our advertising network projects. In January 2008, we restructured our advertising business after acquiring the media entities namely Lianhe and Bona. We, through our  newly acquired subsidiary, Lianhe, entered into an exclusive management consulting services agreement and an exclusive technology consulting services agreement with each of Quo Advertising, Bona and Botong. In addition, Lianhe entered into an equity pledge agreement and an option agreement with each of the registered PRC shareholders of Quo Advertising, Bona and Botong designated by us and pursuant to which these shareholders had pledged 100% of their shares to Lianhe and granted Lianhe the option to acquire their shares at a mutually agreed purchase price which shall first be used to repay any loans payable to Lianhe or any affiliate of Lianhe by the registered PRC shareholders. These commercial arrangements enable us to exert effective control on these entities, and transfer their economic benefits to us for financial results consolidation.

Although these contractual arrangements, in the opinion of our PRC legal counsel, are in compliance with all existing PRC laws, rules and regulations and are enforceable in accordance with their terms and conditions, there are substantial uncertainties regarding the interpretation and implementation of current PRC laws and regulation. Accordingly, we cannot assure you that PRC regulatory authorities will not determine that our contractual arrangements and the business operations of our PRC operating companies as described herein violate PRC laws or regulations. If we or any of our PRC operating companies were found to be in violation of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such violation. Any actions taken may cause disruption to our business operations and may adversely affect our business, financial condition and results of operation. See Item A1. “Risk Factor" for details.

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

RISKS RELATED TO OUR BUSINESS

The recent global economic and financial market crisis may continue to have a negative effect on our business, financial condition, results of operations and cash flow.

The recent global economic and financial market crisis has caused, among other things, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth, in the United States, China and other parts of the world. This global economic and financial market crisis has had, and may continue to have, a negative effect on our ability to borrow funds or enter into other financial arrangements if and when additional funds become necessary for our operations. We believe many of our advertisers have also been affected by the current economic turmoil. Current or potential advertisers may no longer be in business, may be unable to fund advertising purchases or determine to reduce purchases, all of which would lead to reduced demand for our advertising services, reduced gross margins, and increased delays of payments of accounts receivable or defaults of payments. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given our fixed media costs associated with our operations. Therefore, the global economic and financial market crisis could continue to have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, the timing and nature of any recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not continue to be materially and adversely affected.

We have a limited operating history, which may make it difficult for you to evaluate our business and prospects.

We began to operate our advertising business in late 2006. Accordingly, we have a very limited operating history upon which you can evaluate the viability and sustainability of our business and its acceptance by advertisers and consumers. In addition, due to our short operating history and recent additions to our management team, some of our senior management and employees have only worked together at our company for a relatively short period of time. As a result, it may be difficult for you to evaluate the effectiveness of our senior management and other key employees and their ability to address future challenges to our business.

We may not be able to recruit and retain key personnel, particularly sales and marketing personnel, which could have material and adverse effects on our business, financial condition and results of operations.

Our future success depends in part on the contributions of our management team and key technical and sales personnel and our ability to attract and retain qualified new personnel. In particular, our success depends on the continuing employment of our CEO Dr. Earnest Leung and our Deputy CEO, Mr. Godfrey Hui, as well as our sales, marketing and other key personnel. Because of significant competition in our industry for qualified managerial, technical and sales personnel, we cannot assure you that we will be able to retain our key senior managerial, technical and sales personnel or that we will be able to attract, integrate and retain other such personnel that we may require in the future. If we are unable to retain our existing personnel, or attract, train, integrate or motivate additional qualified personnel, our growth may be restricted. The loss of any of these key employees could slow our programming, distribution and sales efforts or have an adverse effect on how our business is perceived by advertisers, venue providers and investors, and our management may have to divert their attention from our business to recruiting replacements for such key personnel.

There may be unknown risks inherent in our acquisitions of Lianhe and Bona.

Although we conducted due diligence with respect to the acquisition of Lianhe and Bona, there is no assurance that all risks associated with these companies have been revealed. To protect us from associated liabilities, we have received guarantees of indemnification from the original owners. However we have no assurance that such guarantees will be honored and legal action to enforce such guarantees could be very costly and time consuming. The possibility of unknown risks in those acquisitions could affect our business, financial condition and results of operations.

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

Our acquisitions of Lianhe, Bona and any future acquisitions may expose us to potential risks and have an effect on our ability to manage our business.

It is our strategy to expand our business through acquisitions like that of Lianhe and Bona. We would keep on searching for appropriate opportunities to acquire more businesses or to form joint ventures, etc. that are complementary to our core business. For each acquisition, our management encounters whatever difficulties during the integration of new operations, services and personnel with our existing operations. We may also expose ourselves to other potential risks like unforeseen or hidden liabilities of the acquired companies, the allocation of resources from our existing business to the new operations, uncertainties in generating expected revenue, employee relationships and governing by new regulations after integration. The occurrence of any of these unfavorable events in our recent acquisitions or possible future acquisitions could have an effect on our business, financial condition and results of operations.

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

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period in the future.

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period based on the seasonality of consumer spending and corresponding advertising trends in China. As a result, you may not be able to rely on period to period comparisons of our operating results as an indication of our future performance. Factors that are likely to cause our operating results to fluctuate, such as the seasonality of advertising spending in China, the effect of the global economic downturn on spending in China, a further deterioration of economic conditions in China and potential changes to the regulation of the advertising industry in China, are discussed elsewhere in this annual report. If our revenues for a particular quarter are lower than we expect, we may be unable to reduce our operating expenses for that quarter by a corresponding amount, which would harm our operating results for that quarter relative to our operating results from other quarters.

We have incurred losses and substantial doubt exists about our ability to continue as a going concern.

We have a history of operating losses. We have incurred a net loss attributable to NCN common stockholders of $37,359,188 for fiscal year ended December 31, 2009. As of December 31, 2009, our shareholders’ deficit was $1,491,206. These raise substantial doubt about our ability to continue as a going concern. We have been dependent on sales of our equity securities and debt financing to meet our cash requirements. If adequate capital is not available to us, we may need to sell assets or seek to undertake a restructuring of our obligations with our creditors. We cannot give assurances that we would be able to accomplish either of these measures on commercially reasonable terms, if at all. In any such case, we may not be able to continue as a going concern.

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

Our media operations were mainly conducted by Lianhe, Botong, Bona and Quo Advertising (deconsolidated on January 1, 2010) through commercial agreements arrangement. PRC regulations require any foreign entities that invest in the advertising services industry to have at least two years of direct operations in the advertising industry outside of China. Beginning December 10, 2005, foreign investors have been allowed to own directly 100% of PRC companies operating an advertising business if the foreign entity has at least three years of direct operations in the advertising business outside of China or less than 100% if the foreign investor has at least two years of direct operations in the advertising industry. We did not have any PRC operating subsidiaries able to apply for the required licenses for providing advertising services in China until Yi Gao, an equity joint venture was formed in late 2009. Before 2008, all of our advertising business is run through Quo Advertising, which is owned by two PRC citizens designated by us. Quo Advertising holds the requisite licenses to provide advertising services in China. We have entered into contractual agreements with the shareholders of Quo Advertising, which provide us with the substantial ability to control Quo Advertising and its subsidiaries. In January 2008, we restructured our advertising business after further acquiring the media companies namely Lianhe and Bona. We, through our newly acquired company, Lianhe, entered into an exclusive management consulting services agreement and an exclusive technology consulting services agreement with each of Quo Advertising, Bona and Botong. In addition, we entered into an equity pledge agreement and an option agreement with each of the registered PRC shareholders of Quo Advertising, Bona and Botong designated by us and pursuant to which these shareholders had pledged 100% of their shares to Lianhe and granted Lianhe the option to acquire their shares at a mutually agreed purchase price which shall first be used to repay any loans payable to Lianhe or any affiliate of Lianhe by the registered PRC shareholders These commercial arrangements enable us to exert effective control on these entities, and transfer their economic benefits to us for financial results consolidation.

In early 2010, we start to restructure our organization structure by eliminating variable interest entities structure and substituting with direct ownership. On January 1, 2010, we consolidate all the business operations of Quo into Yi Gao. We also plan to transition the operations of Bona and Botong to Yi Gao.

However, before completing the restructuring, we cannot assure you that our existing PRC operating subsidiaries and affiliates will not be found to be in violation of any PRC laws or regulations or fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities, including the State Administration for Industry and Commerce (SAIC), would have broad discretion in dealing with such violations, including:

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

These contractual arrangements and commercial agreement arrangements may not be as effective in providing us with control over media subsidiaries as direct ownership. Before we complete the restructuring as aforementioned, under the current contractual arrangements, as a legal matter, if our PRC operating companies, Bona and Botong and their registered PRC shareholders fails to perform its or his/her respective obligations under these contractual arrangements, we may have to incur substantial costs to enforce such arrangements, and take legal action to compel him/her to fulfill his/her contractual obligations. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over our PRC operating companies, and our ability to conduct our business may be negatively affected.

We rely on trust agreement arrangement with Quo Advertising to control 30% equity of Yi Gao, which may not be as effective in providing operational control as direct ownership.

Currently we are restructuring our operations in China by eliminating variable interest entities structure and substituting with direct ownership. We aim to consolidate all our advertising business into Yi Gao. a newly formed advertising joint venture in China. Yi Gao currently is 70% equity owned by Linkrich Enterprise Advertising and 30% equity owned by Quo Advertising.

On January 1, 2010, all the business operations of Quo were transferred to Yi Gao and the commercial arrangements with Quo were terminated. The stockholders of Quo were no longer designated by us. In order to enable us to exert 100% control over the advertisement business of Yi Gao, we have Quo Advertising signed a trust declaration, which enable Quo Advertising to hold the 30% equity interest of Yi Gao on behalf and for the benefit of Linkrich Enterprise Advertising.

Although the trust arrangement, in the opinion of our PRC legal counsel, are in compliance with all existing PRC laws, rules and regulations and are enforceable in accordance with their terms and conditions, there are substantial uncertainties regarding the interpretation and implementation of current PRC laws and regulation. Accordingly, we cannot assure you that PRC regulatory authorities will not determine that our trust arrangements with Quo Advertising are void.  In the event Quo Advertising does not return the equity interest in Yi Gao to Linkrich Enterprise, or another designated entity, we may have to incur substantial costs to take legal action to compel Quo Advertising return the trust property to us. In the event we are unable to get back the equity interest in Yi Gao, we may not be able to exert 100% control over our PRC advertisement business, and our ability to conduct our business may be negatively affected.

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

To comply with PRC laws and regulations relating to foreign ownership restrictions in the advertising businesses, we currently conduct certain of our operations in China through contractual arrangements with shareholders of Quo Advertising, Bona and Botong. As part of these arrangements, these persons hold some of the assets that are important to the operation of our business. If any of these entities files for bankruptcy and all or part of their assets become subject to liens or rights of third-party creditors, we may be unable to continue some or all of our business activities, which could affect our business, financial condition and results of operations.

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

Although these contractual arrangements, in the opinion of our PRC legal counsel, are in compliance with all existing PRC laws, rules and regulations and are enforceable in accordance with their terms and conditions, there are substantial uncertainties regarding the interpretation and implementation of current PRC laws and regulation. We cannot assure you that PRC regulatory authorities will not determine that our contractual arrangements and the business operations of our PRC operating companies as described herein violate PRC laws or regulations. If we or any of our PRC operating companies were found to be in violation of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such violation. Before our completion of restructuring as aforementioned, any actions taken may cause disruption to our business operations and may adversely affect our business, financial condition and results of operation.

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

It becomes more difficult to increase the number of desirable locations in major cities because most of the locations have already been occupied by our competitors and limitation by municipal zoning and planning policies. In other cities, although we could increase the locations, they would only generate less economic return to the Company. Anyway, we anticipate the economic return would increase with the pace of economic development of these cities. If we are unable to increase the placement of our out-of-home advertising market, we may be unable to expand our client base to sell advertising time slots on our network or increase the rates we charge for time slots. As a consequence of this, our operating margins and profitability may be reduced, and may result in a loss of market share. Since we are a new entrant to this market segment, we have less competitive advantages than the existing competitors in terms of experience, expertise, and marketing force. The Company is tackling these problems by further acquisition of well-established advertising company like Lianhe and Bona. We cannot assure that we will be able to compete against new or existing competitors to generate satisfactory profit.

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

We needs to continue geographic expansion in the media network market by entering into business cooperation agreements with local advertising companies to operate and manage our roadside LED video panels and mega-size digital video billboards in China. We are currently searching for more opportunities. However, many of the most desirable locations in the major cities have been occupied by our competitors. If we are unable to or need to pay extra considerations in order to enter into any new agreements, it may highly increase our costs of sales and may be unable to convince our advertisers to purchase more advertising time and generate our satisfactory profits.

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

We generally do not have exclusive or long-term agreements with our advertising clients and we may lose their engagement if they are not satisfied with our services or for other reasons.

As is customary in the advertising industry in China, we generally do not have exclusive or long-term agreements with our advertising clients. A majority of our agreements with our advertising clients have a term of less than a year. As a result, we must rely on high-quality services, industry reputation, our network size and coverage and favorable pricing to attract and retain advertising clients. There is no assurance, however, that we will be able to maintain our relationships with current and/or future clients. Our other advertising clients may elect to terminate their relationships with us if they are not satisfied with our services. We lost client accounts in the past and may lose client accounts in the future. If a substantial number of our advertising clients choose not to continue to purchase advertising time from us, we would be unable to generate sufficient revenues and cash flows to operate our business, and our results of operations and financial condition would be materially and adversely affected.

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

As an out-of-home advertising, we are obligated under PRC laws, rules and regulations to monitor the advertising content aired on our network or stationary advertising platform for compliance with applicable laws. Although the advertisements shown on our network generally have previously been broadcast over public television networks and have been subjected to internal review and verification by these broadcasters, we are required to separately and independently review and verify these advertisements for content compliance before displaying these advertisements. In addition, for advertising content related to special types of products and services, such as alcohol, cosmetics, pharmaceuticals and medical procedures, we are required to confirm that the advertisers have obtained requisite government approvals including the advertisers’ operating qualifications, proof of quality inspection of the advertised products, government pre-approval of the contents of the advertisement and filing with the local authorities. We employ, qualified advertising inspectors who are trained to review advertising content for compliance with applicable PRC laws, rules and regulations. We endeavor to comply with such requirements, including by requesting relevant documents from the advertisers. Further, out-of-home advertisements must be registered with the local branch of the State Administration for Industry and Commerce, or SAIC, before dissemination, and advertising distributors are required to submit a registration application form and the content of the advertisement to the local SAIC and receive an advertising registration certificate from the local SAIC. Our reputation will be tarnished and our results of operations may be adversely affected if advertisements shown on our digital out-of-home advertising network are provided to us by our advertising clients in violation of relevant PRC content laws and regulations, or if the supporting documentation and government approvals provided to us by our advertising clients in connection with such advertising content are not complete, or if the advertisements are not content compliant.

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

RISKS RELATED TO OUR COMMON STOCK

Although publicly traded, the trading market in our common stock has been substantially less liquid than the average trading market for a stock quoted on the OTCBB and this low trading volume may adversely affect the price of our common stock.

Our common stock started trading on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol “NWCN”.  The trading market in our common stock has been substantially less liquid than the average trading market for companies quoted on the OTCBB. Reported average daily trading volume in our common stock for the year ended December 31, 2009, was approximately 22,086 shares. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock at a price that is attractive to you.

The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when you want to sell your holdings.

The market price of our common stock is volatile, and this volatility may continue. For instance, between January 1, 2009 and December 31, 2009, the closing bid price of our common stock, as reported on the markets on which our securities have traded, ranged between $0.15 and $0.03. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

•	our actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	speculation about our business in the press or the investment community;

•	significant developments relating to our relationships with our customers or suppliers;

•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the advertising industry;

•	customer demand for our products;

•	investor perceptions of our industry in general and our company in particular;

•	the operating and stock performance of comparable companies;

•	general economic conditions and trends;

•	major catastrophic events;

•	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;

•	changes in accounting standards, policies, guidance, interpretation or principles; and

•	loss of external funding sources.

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

Our Certificate of Incorporation authorizes the issuance of 2,000,000,000 shares of common stock and 5,000,000 shares of preferred stock. Our board of directors has the authority to issue additional shares up to the authorized capital stated in the Certificate of Incorporation. Our board of directors may choose to issue shares to acquire one or more businesses or to provide additional financing in the future. The issuance of shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we issue additional shares, there may be a reduction in the proportionate ownership and voting power of all other stockholders. Further, any issuance may result in a change of control of the Company.

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

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of March 16, 2010, the closing bid and asked price for our common stock was $0.02 per share, which designates it as a “penny stock”. As a “penny stock”, our common stock may become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

A significant percentage of our outstanding ordinary shares is beneficially owned by a company, Keywin Holdings Limited of which Dr. Earnest Leung, our chief executive officer is the director, and as a result, he may have significantly greater influence on us and our corporate actions by nature of the size of Keywin’s shareholdings relative to our public shareholders.

Keywin Holdings Limited beneficially owns approximately 27.8% of our outstanding ordinary shares. Accordingly, Earnest Leung, as a director of Keywin Holdings limited, has significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. Without Earnest Leung’s consent, we could be prevented from entering into transactions or conducting business that could be beneficial to us. Accordingly, Dr. Earnest Leung’s control of the Company could hinder any change in control of our business, particularly where such change of control would benefit shareholders other than Dr. Earnest Leung. It would be difficult for us to change our corporate structure if any disputes arise between us and Dr. Earnest Leung or if he fails to carry out his contractual and fiduciary obligations to us. Thus, Earnest Leung’s interests as an officer and employee may differ from his interests as a shareholder or from the interests of our other shareholders, including you.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We occupy 871 square feet of executive office space at Suite 3908, Shell Tower, Times Square, 1 Matheson Street, Causeway Bay, Hong Kong, for $8,846 per month (including office facilities), pursuant to a half-year agreement commencing November 1, 2009 between the Company’s wholly owned subsidiary NCN Group Management Limited and our related company, Vision Tech International Holdings Limited .

We also maintain office space in Beijing and Shanghai for certain of our PRC operating companies. Our Beijing office occupies 150 square meters of space at Room 1611, Full Link Plaza No. 18, Chaoyangmenwai Ave, Beijing, China, for $2,206 per month, pursuant to a 2-year lease agreement commencing November 18, 2009 between the Company’s wholly owned subsidiary, Lianhe and Beijing Full Link Plaza Mansion Co., Ltd; and our Shanghai office currently occupies 359.7 square meters of space at Flat A, 21/F, No. 580 Nanjing West Road, Shanghai, China, for $8,823 per month, pursuant to a 2 year lease agreement commencing January 1, 2010 to December 31, 2011 between the Company’s subsidiary, Yi Gao and Quo Advertising, our former PRC operating company which was deconsolidated in 2010.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3. LEGAL PROCEEDINGS

On March 20, 2008, our wholly-owned subsidiary, NCN Huamin, entered into a rental agreement with Beijing Chengtian Zhihong TV & Film Production Co., Ltd., or Chengtian, pursuant to which a certain office premises located in Beijing was leased from Chengtian to NCN Huamin for a term of three years, commencing April 1, 2008. On December 30, 2008, NCN Huamin issued a notice to Chengtian to terminate the rental agreement effective on December 31, 2008 due to the fact that Chengtian had breached several provisions of the rental agreement and refused to take any remedial actions. On January 14, 2009, NCN Huamin received a notice from Beijing Arbitration Commission that Chengtian, as plaintiff, had initiated a lawsuit against NCN Huamin seeking an aggregate of approximately $505,000 for unpaid rental-related expenses, plus accrued interest, as well as compensation for unilateral termination of the rental contract. On February 25, 2009, NCN Huamin counter-claimed for breach of rental contract against Chengtian, seeking an aggregate of approximately $155,000 from Chengtian for overpayment of rental expenses and compensation for Chengtian’s breach of contract. In July 2009, the Beijing Arbitration Commission made a judgment that Huamin is liable to pay Chengtian of $280,000. In October, 2009, the Company appealed to Beijing Second Intermediate People's Court against the arbitration decision. On December 18, 2009, Beijing Second Intermediate People’s Court made a final judgment to rescind the original judgment made by the Beijing Arbitration Commission. At present, no further legal actions have been taken or lawsuit was filed by Chengtian against Huamin. We do not believe that the outcome of this litigation will have a material impact on our consolidated financial statements, or our results of operations.

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

ITEM 4. REMOVED AND RESERVED.

  PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

Since August 1, 2006, our common stock has been listed on the Over-the-Counter Bulletin Board, or OTCBB, maintained by the Financial Industry Regulatory Authority, under the symbol “NWCN.OB”. Prior to that date, our common stock had been quoted on the OTCBB under the symbol “TTVL.OB”. On March 16, 2010, the last reported sales price of our common stock on the OTCBB was $0.02 per share. The CUSIP number is 64125G100.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Prices (1)
	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2009:
Fourth Quarter	$0.12	$0.05
Third Quarter	$0.12	$0.03
Second Quarter	$0.12	$0.03
First Quarter	$0.15	$0.03
FISCAL YEAR ENDED DECEMBER 31, 2008:
Fourth Quarter	$0.90	$0.15
Third Quarter	$2.00	$0.90
Second Quarter	$2.08	$1.50
First Quarter	$2.51	$1.85

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.bloomberg.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 15, 2010, the Company had approximately 140 stockholders of record and 422,522,071 shares of common stock were issued and outstanding. Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

As we are a holding company, we rely on dividends paid to us by our subsidiaries in the PRC through our Hong Kong subsidiaries, Cityhorizon Hong Kong and Linkrich Enterprise. In accordance with its articles of association, each of our subsidiaries in the PRC is required to allocate to its enterprise development reserve at least 10% of its respective after-tax profits determined in accordance with the PRC accounting standards and regulations. Each of our subsidiaries in the PRC may stop allocations to its general reserve if such reserve has reached 50% of its registered capital. Allocations to the reserve can only be used for making up losses and other specified purposes and may not be paid to us in forms of loans, advances, or cash dividends. Dividends paid by our PRC subsidiaries to Cityhorizon Hong Kong and Linkrich Enterprise, our Hong Kong subsidiaries, will not be subject to Hong Kong capital gains or other income tax under current Hong Kong laws and regulations because they will not be deemed to be assessable income derived from or arising in Hong Kong.

Our board of directors has discretion on whether to pay dividends unless the distribution would render us unable to repay our debts as they become due. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant. For instance, the terms of the outstanding promissory notes issued to affiliated funds of Och-Ziff on April 2, 2009 contain restrictions on the payment of dividends. The dividend restrictions provide that the Company or any of its subsidiaries shall not declare or pay dividends or other distributions in respect of the equity securities of such entity other than dividends or distributions of cash which amounts during any 12-month period that exceed ten percent (10%) of the consolidated net income of the Company based on the Company’s most recent audited financial statements disclosed in the Company’s annual report on Form 10-K (or equivalent form) filed with the U.S. Securities and Exchange Commission.

Performance Graph

The following performance graph* compares, for the five year period ended December 31, 2009, the cumulative total stockholder return for the Company’s common stock quoted on the OTCBB, the Standard & Poor’s 500 Stock Index, or the S&P 500 Index, and the NASDAQ Stock Market (U.S. Companies) Index, or the NASDAQ Stock Market Index. The graph assumes that $100 was invested on December 31, 2004 in the common stock of the Company, the OTCBB, the NASDAQ Stock Market and the S&P 500 Index, assumes reinvestment of any dividends. Measurement points are the last trading day of each of the Company’s years ended December 31, 2005, 2006, 2007, 2008 and 2009. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2009 we did not offer or sell any unregistered securities that were not previously disclosed in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fourth quarter of our fiscal year ended December 31, 2009.

ITEM 6.            SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to Financial Statements.

Consolidated Statements of Operations Data

	Years ended December 31
	2009	2008	2007(1)	2006	2005
Revenues	$1,266,927	$4,622,270	$1,442,552	$-	$-
Cost of revenues	(2,067,881)	(17,374,713)	(2,795,188)	-	-
Operating expenses	(5,423,074)	(40,099,318)	(12,088,954)	(4,892,856)	(421,439)
Other income	36,572	91,348	23,414	35,569	-
Interest and other debt-related expenses	(31,195,905)	(7,082,378)	(329,194)	(358)	-
Net loss from continuing operations	(37,383,361)	(59,842,791)	(13,755,038)	(4,889,277)	(381,804)
Net income (loss) from discontinued operations	-	45,041	(953,629)	395,923	(1,670,016)
Net loss attributable to NCN common stockholders	(37,359,188)	(59,484,833)	(14,646,619)	(4,468,706)	(2,051,455)
Net loss per share from continuing operations attributable to NCN common stockholders – basic and diluted	$(0.12)	$(0.83)	$(0.20)	$(0.10)	$(0.02)

Consolidated Balance Sheets Data

	Years ended December 31
	2009	2008	2007(1)	2006	2005
Cash	$1,969,549	$7,717,131	$2,233,528	$2,898,523	$85,919
Prepayments for advertising operating rights, net	348,239	418,112	13,636,178	-	-
Total assets	4,655,442	13,072,666	27,107,343	10,527,134	3,289,603
Convertible promissory notes	3,854,934	30,848,024	12,626,292	-	-
Total liabilities	6,146,648	36,428,883	16,120,533	1,011,780	1,301,123
Stockholders’ (deficit) equity	$(1,491,206)	$(23,356,217)	$10,638,936	$9,425,252	$1,988,796

(1)   Restated to correct the accounting errors arising from our misapplication of accounting policies to the discount associated with the beneficial conversion feature attributed to the issuance of the 3% convertible promissory notes in 2007 and 2008. Please refer to Notes 3 to the consolidated financial statements for details.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this Report. In addition to historical information, the following discussion contains certain forward-looking information. See “Forward Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP. References in this Report to a particular “fiscal” year are to our fiscal year ended on December 31, 2009.

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

Our total advertising revenues were $1,266,927, $4,622,270 and $1,442,552 for the years ended December 31, 2009, 2008 and 2007 respectively. Our net loss attributable to NCN common stockholders was $37,359,188, $59,484,833 and $14,646,619 for the years ended December 31, 2009, 2008 and 2007 respectively. Our results of operations were negatively affected by a variety of factors, which led to less than expected revenues and cash inflows during the fiscal year 2009, including the following:

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

To address these unfavorable market conditions, in the latter half of 2008, we undertook drastic cost-cutting measures including reduction of our workforce, office rentals, and reductions to our selling and marketing expenses and other general and administrative expenses.  We also re-assessed the commercial viability of each of our concession right contracts and determined that many of our concession rights are no longer commercially viable due to high annual fees and therefore such commercially non-viable concession right contracts were terminated. Management has also successfully negotiated some reductions in advertising operating rights fees under existing contracts. The outcome of these cost reduction measures has been reflected in our financial results.

Since early 2010, we have begun to restructure our organization by consolidating our PRC operations into one directly owned PRC entity, Yi Gao. We expect that this consolidation will enhance our operational efficiency and effectiveness and should reduce our operating expenses for the foreseeable future. For details, please refer to below sub-section “Recent Developments” below.

To strengthen our ability to generate revenues from advertising sales which depends largely upon our ability to provide large networks of advertising locations throughout major areas in China, we also started our advertising agency business in 2009. We seek the advertising airtime from third party vendors in major cities in China and sell such advertising airtime to our customers. As an advertising agent, we are not responsible for acquiring advertising operating rights, installing, operating and maintaining advertising panels. We expect that this product line will enable us to generate revenue without having capital commitment and hence enhance our current capital position and liquidity.

We also completed a debt restructuring exercise in April 2009 which has directly lessened our cash constraints. For details, please refer to below sub-section “Liquidity and Capital Resources - Restructuring of Convertible Debt” below. In July 2009, our board appointed Dr. Earnest Leung, the nominee of our controlling shareholder, Keywin, as our chief executive officer. Dr. Leung, a Keywin director, has over 20 years experience in the investment banking industry and is actively formulating a series of business development strategies and exploring more prominent advertising related projects, aiming to expand the Company and improve its financial performance. Management has identified and is currently studying the feasibility of several potential projects, however, we have not yet committed to any of them.

Recent Developments

Corporate Restructuring

Since 2008, all our advertising business has been run through commercial arrangements with our PRC operating companies, namely Quo Advertising, Bona and Botong. In early 2010, our management decided that we would operate with more efficiency if we eliminated our structure of variable interest entities and substituted them with direct ownership.  On January 1, 2010, we consolidated all the business operations of Quo into one directly owned PRC entity, Yi Gao, a newly formed advertising joint venture in China with 70% shareholding owned by Linkrich Enterprise, our wholly owned Hong Kong subsidiary and 30% shareholding owned by Quo, and terminated all Quo commercial arrangements.  While the Quo stockholders are no longer designated by us, we are able to exert 100% control over the Yi Gao advertising business, pursuant to a trust declaration executed by Quo Advertising, whereby Quo Advertising holds Yi Gao’s 30% equity interest on behalf and for the benefit of Linkrich Enterprise.

We plan to transition the operations of Bona and Botong to Yi Gao in order to simplify our operating structure. We believe that these arrangements will improve our operational efficiency and effectiveness.

Results of Operations

Results of operations for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

Revenues. Our revenues primarily consists of (1) LED panels and billboards advertising income, we recognize revenue in the period when advertisements are either aired or published and (2) advertising design, productions, public relations and event management services income. We recognize revenues when the services are performed. Revenues from advertising services for the year ended December 31, 2009 were $1,266,927, as compared to $4,622,270 for the year ended December 31, 2008, a decrease of 73%. The decrease was mainly attributed to a decrease in advertising sales orders as a result of the worldwide financial crisis and deteriorating economic conditions in China.

Cost of Revenues. Cost of revenues primarily consists of fees to obtain rights to operate advertising panels, advertising agency service fees, media display equipment depreciation expenses and other miscellaneous expenses. Cost of revenues for the year ended December 31, 2009 were $2,067,881, a decrease of 88% compared to $17,374,713 for the year ended December 31, 2008. The significant decrease was mainly attributable to the decrease in amortization of advertising operating rights fees. The amortization of advertising operating rights fee for the year ended December 31, 2009 was $1,493,664, a decrease of 91% compared to $15,900,456 for the year ended December 31, 2008. The decrease in the amortization of advertising operating rights fees resulted from the termination of commercially non-viable concession right contracts in late 2008 and early 2009 as well as the renegotiation of certain concession advertising operating rights fees to lower prices.

Gross Loss. Our gross loss for the year ended December 31, 2009 was $800,954, a decrease of 94% compared to gross loss of $12,752,443 for the same period in 2008. The decrease in gross loss was primarily driven by a significant decrease in our cost of revenues resulted from the termination of commercially non-viable concession right contracts in late 2008 and early 2009 as well as the renegotiation of certain concession advertising operating rights fees to a lower prices.

Selling and Marketing Expenses. Selling and marketing expenses primarily consists of advertising and other marketing related expenses, compensation and related expenses for personnel engaged in sales and sales support functions. Selling and marketing expenses decreased by 79% from $2,996,142 for the year ended December 31, 2008 to $630,730 for the year ended December 31, 2009, primarily due to a decrease in advertising services provided by the Company.

General and Administrative Expenses. General and administrative expenses primarily consists of compensation related expenses (including salaries paid to executive and employees, stock-based compensation expense for stock granted to directors, executive officers and employees for services rendered calculated in accordance with SFAS 123R (ASC Topic 718), employee bonuses and other staff welfare and benefits, rental expenses, amortization expenses of intangible rights, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses. General and administrative expenses for the year ended December 31, 2009 decrease by 60% to $4,532,628 compared to $11,254,933 for the year ended December 31, 2008. The decrease in general and administrative expenses was mainly due to drastic cost cutting measures, including reduction of the Company’s workforce, rental, and other general and administrative expenses during 2009.

Net Write-back of (Allowance for) Doubtful Debts. Net write-back of allowance for doubtful debts was $542,771 for the year ended December 31, 2009 compared to allowance for doubtful debts of $7,739,043 for the year ended December 31, 2008. The write-back of allowance of doubtful debts in 2009 includes certain doubtful debts were subsequently collected in 2009. The allowance for doubtful debts for 2008 includes a one-time allowance for doubtful debt of $7,140,983 for prepaid expenses and other current assets for the year ended December 31, 2008. Such prepaid expenses and other current assets mainly represented the balance of payment from our customers being withheld by the authority party of certain media project and our initial deposits placed for soliciting other potential media projects which were abandoned by our management in late fiscal 2008.

Non-cash Impairment Charges. Non-cash impairment charges decreased by 96% to $802,487 for the year ended December 31, 2009, as compared to $18,109,200 for the year ended December 31, 2008. As the Company recorded a continuous net loss, ongoing impairment review was performed. For the year ended December 31, 2009, a non-cash impairment loss of $454,904 and $347,583 were recorded for media display equipment and intangible assets respectively. For the year ended December 31, 2008, a non-cash impairment loss of $7,979,808, $2,977,915 and $7,151,477 was recorded for prepayments for advertising operating rights, media display equipment and intangible assets respectively.

Interest and Other Debt-Related Expenses. Interest and other debt-related expenses for the year ended December 31, 2009 increased to $31,195,905, or by 340%, compared to $7,082,378 for the year ended December 31, 2008. The significant increase was primarily due to the debt restructuring completed in April 2009, from which the Company recorded a one-time non-cash debt conversion charges, a one-time loss on early extinguishment of debt and a one-time write-off on unamortized deferred changes and debt discount of $10,204,627, $1,696,684 and $16,935,828, respectively during the year ended December 31, 2009.

Income Taxes. The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded for the year ended December 31, 2009 and 2008 as the Company and all of its subsidiaries and variable interest entities operated at a taxable loss in fiscal 2009 and 2008.

Net Loss from Continuing Operations. The Company incurred a net loss from continuing operations of $37,383,361 for the year ended December 31, 2009, a decrease of 38% compared to a net loss of $59,842,791 for the year ended December 31, 2008. Generally, the decrease in the loss from continuing operations was due to 1) decrease in the cost of advertising services, selling and marketing expense, general and administrative expenses as a result of our cost cutting measures; 2) decrease in non-cash impairment charges; 3) the write-back of allowance for doubtful debt, offset by an increase in interest and other debt-related expenses arisen from one-time effect of debt restructuring, amounted to $28,837,139.

Results of operations for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

Revenues. Revenues from advertising services for the year ended December 31, 2008 were $4,622,270, as compared to $1,442,552 for the year ended December 31, 2007, an increase of 220%. The significant increase was attributable to the Company beginning to generate LED advertising revenue in late 2007.

Cost of Revenues. Cost of revenues for the year ended December 31, 2008 was $17,374,713, an increase of 522% compared to $2,795,188 for year ended December 31, 2007. The significant increase was attributable to an increase in both amortization of advertising rights which were acquired in late 2007 and early 2008 and depreciation of media display equipment which were placed into operation in early 2008.

Gross Loss. Our gross loss for the year ended December 31, 2008 was $12,752,443, an increase of 843%, as compared to gross loss of $1,352,636 for the same period in 2007. The increase in gross loss was primarily driven by a significant increase in our cost of revenues as most of our media projects were placed into operation in late 2007 and early 2008. As our advertising revenue in 2008 was adversely affected by unexpected unfavorable market condition, increase in revenue was not in line with increase in cost of revenues. Accordingly, a significant increase in gross loss was recorded.

Selling and Marketing Expenses. Selling and marketing expenses for the year ended December 31, 2008 increased by 494% to $2,996,142 compared to $504,758 for the year ended December 31, 2007, primarily due to an increase in advertising services provided by the Company.

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

Net Write-back of (Allowance for) Doubtful Debts. Allowance for doubtful debts for the year ended December 31, 2008 increased by 100% to $7,739,043 compared to $nil for the year ended December 31, 2007. The increase was mainly due to the occurrence of a one-time allowance for doubtful debts of $7,140,983 for prepaid expenses and other current assets for the year ended December 31, 2008. Such prepaid expenses and other current assets mainly represented the balance of payment from our customers being withheld by the authority party of certain media project and our initial deposits placed for soliciting other potential media projects which were abandoned by our management in late fiscal 2008.

Non-cash impairment charges. Non-cash impairment charges increased by 3,407% to $18,109,200 for the year ended December 31, 2008 as compared to $516,419 for the year ended December 31, 2007. As the Company recorded a continuous net loss in fiscal 2008, it performed an impairment review on its prepayments for advertising operating rights, media display equipment and intangible assets during the latter half of fiscal 2008. Accordingly, a non-cash impairment loss of $$7,979,808, $2,977,915 and $7,151,477 was recorded for prepayments for advertising operating rights, media display equipment and intangible assets respectively. For the year ended December 31, 2007, a non-cash impairment loss of $516,419 was recorded for intangible assets only. Such intangible assets were related to non-LED business and tour business on which we recorded a continuous operating loss in 2007.

Interest and Other Debt-Related Expenses. Interest and other debt-related expenses for the year ended December 31, 2008 increased by 2,051% to $7,082,378 compared to $329,194 for the year ended December 31, 2007. The significant increase was primarily due to the issuance of convertible promissory notes in late 2007 and early 2008. Of the $7,082,378 recorded in the year ended December 31, 2008, $5,589,920 was attributed to amortization of deferred charges and debt discount associated with these convertible promissory notes and $1,492,458 was attributed to their respective interest expense.

Income Taxes. The Company derives all of its income in the PRC and is subject to income tax in the PRC. Income tax incurred for the year ended December 31, 2008 was $nil as compared to $7,668 for the year ended December 31, 2007. No income tax was recorded in 2008 as the Company and all of its subsidiaries and variable interest entities operated at a loss in fiscal 2008.

Net Loss from Continuing Operations. The Company incurred a net loss from continuing operations of $59,842,791 for the year ended December 31, 2008, an increase of 335% compared to a net loss of $13,755,038 for the year ended December 31, 2007. The increase in net loss was driven by several factors: (1) increase in cost of advertising services related to our media business as mention above, (2) increase in non-cash impairment charges recorded for prepayments for advertising operating rights, media display equipments and intangible assets, (3) increase in amortization of deferred charges and debt discount associated with the issuance of convertible promissory notes in late 2007 and early 2008, (4) increase in amortization charges of intangible assets as a result of the addition of identifiable intangible assets arising from the consolidation of Botong and Lianhe in January 2008 (5) occurrence of a one-time allowance for doubtful debt of $7,140,983 for prepaid expenses and other current assets as mentioned above and (6) increase in professional fees, payroll and other administrative expenses as a result of our rapid expansion.

Results of Discontinued Operations

In Fiscal 2009

No material disposal transaction happened.

In Fiscal 2008

The Company disposed of its entire travel network business during the year ended December 31, 2008, pursuant to stock purchase agreements with various purchasers as follows:

•
On September 1, 2008, the Company completed the sale of all its interests in NCN Management Services to an independent third party for a consideration of HK$1,350,000, or approximately $173,000, in cash. The acquirer acquired NCN Management Services along with its subsidiaries, which include 100% interest in NCN Hotels Investment Limited, 100% interest in NCN Pacific Hotels Limited and a 55% interest (through trust) in Tianma. The Company reported a gain on the sale, net of income taxes of $61,570.

•
On September 30, 2008, the Company completed the sale of its 99.9% interest in NCN Landmark to an independent third party for a cash consideration of $20,000. The acquirer acquired NCN Landmark along with its subsidiary, 100% interest in Beijing NCN Landmark Hotel Management Limited, a PRC corporation. The Company reported a gain on the sale, net of income taxes of $4,515.

The Company treated the sales of NCN Management Services along with its subsidiaries and variable interest entity and NCN Landmark along with its subsidiary as a discontinued operation. Accordingly, revenues, costs and expenses of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes, as “Net Loss from Discontinued Operations, Net of Income Taxes”.

In Fiscal 2007

No material disposal transaction happened.

Summary Operating Results of the Discontinued Operations

Summary operating results for the discontinued operations for the years ended 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Revenues	$-	$24,528,096	$26,140,355
Cost of revenues	-	(24,172,537)	(25,830,401)
Gross profit	-	355,559	309,954
Non-cash impairment charges	-	-	(815,902)
Operating expenses	-	(477,481)	(460,362)
Other income	-	98,838	9,210
Interest income	-	2,040	3,471
Interest expenses	-	-	-
Net loss from discontinued operations, net of income taxes	-	(21,044)	(953,629)
Gain from disposal of discontinued operations	-	66,085	-
Net income (loss) from discontinued operations	$-	$45,041	$(953,629)

Liquidity and Capital Resources

Cash Flows

As of December 31, 2009, current assets were $3,073,760, current liabilities were $2,291,714 and we had net working capital of $782,046. Cash as of December 31, 2009 was $1,969,549 compared to $7,717,131 as of December 31, 2008, a decrease of $5,747,582. The decrease was mainly attributable to the cash utilized by operating activities.

As of December 31, 2008, current assets were $8,982,777, current liabilities were $5,580,859 and we had net working capital of $3,401,918. Cash as of December 31, 2008 was $7,717,131 compared to $2,233,528 as of December 31, 2007, an increase of $5,483,603. The increase was attributable to the issuance of convertible promissory notes in late 2007 and early 2008.

The following table sets forth a summary of our cash flows for the periods indicated:
	Years ended December 31,
	2009	2008	2007
Net cash used in operating activities	$(5,428,273)	$(17,944,568)	$(21,320,216)
Net cash used in investing activities	(54,364)	(6,689,257)	(523,319)
Net cash provided by (used in) financing activities	(250,000)	28,900,000	21,119,380
Effect of exchange rate changes on cash	(14,945)	1,217,428	59,160
Net increase (decrease) in cash and cash equivalents	(5,747,582)	5,483,603	(664,995)
Cash and cash equivalents at the beginning of year	7,717,131	2,233,528	2,898,523
Cash and cash equivalents at the end of year	$1,969,549	$7,717,131	$2,233,528

Operating Activities

Net cash used by operating activities for the year ended December 31, 2009 was $5,428,273 compared to $17,944,568 for the year ended December 31, 2008, a decrease of $12,516,295. The decrease in net cash used in operating activities was mainly attributable to our drastic cost-cutting measures and the decrease in the payment for advertising operating rights fees as a result of the termination of commercially non-viable concession right contracts in 2009.

Net cash utilized by operating activities for the year ended December 31, 2008 was $17,944,568, as compared with $21,320,216 for the year ended December 31, 2007, a decrease of $3,375,648. The decrease in net cash used in operating activities was mainly attributable to a decrease in the payments for acquiring advertising operating right in fiscal 2008.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2009 was $54,364 compared to net cash used in investing activities of $6,689,257 for the year ended December 31, 2008, a decrease of $6,634,893. The decrease was mainly attributable to less equipment being purchased and no acquisitions being completed during 2009. For the year ended December 31, 2008, the investing activities consisted primarily of purchase of equipment related to our media business and costs associated with the acquisition of Cityhorizon BVI.

Net cash used in investing activities for the year ended December 31, 2008 was $6,689,257, compared with net cash used in investing activities of $523,319 for the year ended December 31, 2007, an increase of $6,165,938 . The increase was mainly due to more equipment being purchased and larger acquisitions were being completed during 2008.

Financing Activities

Net cash used in financing activities was $250,000 in fiscal 2009 compared to net cash provided by financing activities of $28,900,000 in fiscal 2008. For fiscal 2009, the cash used in financing activities consisted primarily of issuance costs related to 1% convertible promissory notes. For fiscal 2008, the cash provided by financing activities primarily consisted of the issuance of $35,000,000 in 3% convertible promissory notes, offset by $5,000,000 paid to redeem the outstanding 12% convertible promissory note due May 2008.

Net cash provided by financing activities was $28,900,000 for the year ended December 31, 2008, compared with net cash provided by financing activities of $21,119,380 for the year ended December 31, 2007, an increase of $7,780,620. The increase was primarily attributable to the issuance of $35,000,000 in 3% Convertible Promissory Notes, offset by $5,000,000 paid to redeem outstanding 12% convertible promissory note due May 2008 discussed as above. For the year ended December 31, 2007, the financing activities were attributable to a private placement that raised proceeds of $1,500,000 and the issuance of Convertible Promissory Notes in fiscal 2007, which included $5,000,000 in 12% convertible promissory notes and $15,000,000 in 3% convertible promissory notes.

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

On April 2, 2009, we also entered into a Note Exchange and Option Agreement (the “Note Exchange and Option Agreement”) with Keywin Holdings Limited (“Keywin”), a transferee of the Investors, pursuant to which we agreed to exchange the remaining Amended and Restated Notes in the principal amount of $45 million (including all accrued and unpaid interest thereon) for (i) 307,035,463 shares of our common stock and (ii) an option to purchase an aggregate of 122,814,185 shares of our common stock for an aggregate purchase price of $2,000,000, originally exercisable for a three-month period commencing on April 2, 2009 (the “Keywin Option”). Pursuant to the latest amendment dated January 1, 2010, we agreed to extend the exercise period to an eighteen-month period ending on October 1, 2010, and provide the Company with the right to unilaterally terminate the exercise period upon 30 days’ written notice.

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

	Years Ended December 31,
	2009	2008	2007
Payment for prepayments for advertising operating rights	$1,336,739	$7,405,975	$14,627,129
Settlement of accrued advertising operating rights	733,000	49,385	-
Total payment	$2,069,739	$7,455,360	$14,627,129

Amortization of prepayments for advertising operating rights	$1,388,980	$15,167,456	$990,951
Accrued advertising operating rights fee recognized	104,684	733,000	49,385
Total advertising operating rights fee recognized	$1,493,664	$15,900,456	$1,040,336

	As of December 31,
	2009	2008
Prepayments for advertising operating rights, net	$348,239	$418,112
Accrued advertising operating rights fees	$104,684	$733,000

For future advertising operating rights commitments under non-cancellable advertising operating right contracts, please refer to the table under the following sub-section – “Contractual Obligations and Commercial Commitments”.

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

Capital Expenditures

During the years ended December 31, 2009 and 2008, we acquired assets of $128,489 and $3,518,408 respectively which were financed through proceeds from the issuance of convertible promissory notes. During the year ended December 31, 2007, we acquired assets of $207,371 financed through working capital.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of December 31, 2009:

	Payments due by period
	Total	Due in 2010	Due in 2011 - 2012	Due in 2013-2014	Thereafter
Long Term Debt Obligations (a)	$5,000,000	$-	$5,000,000	$-	$-
Operating Lease Obligations (b)	465,352	395,317	70,035	-	-
Advertising Operating Rights Fee obligations (c)	2,811,339	1,569,640	1,101,687	140,012	-
Purchase Obligations (d)	$18,000	$18,000	$-	$-	$-

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

Annual Advertising Operating Rights Fee Obligations. The Company, through its PRC operating companies has acquired rights from third parties to operate roadside advertising panels and mega-size advertising panels whose lease terms expire between 2010 and 2013.

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

Principles of Consolidation – The condensed consolidated financial statements include the financial statements of Network CN Inc., its subsidiaries and variable interest entities. Variable interest entities are those entities in which the Company, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the Company is the primary beneficiary of these entities. In accordance with FASB Interpretation No. 46R “Consolidation of Variable Interest Entities—an interpretation of ARB No. 5” (“FIN 46R”) (ASC Topic 810), the primary beneficiary is required to consolidate the variable interest entities for financial reporting purposes. All significant intercompany transactions and balances have been eliminated upon consolidation.

 Prepayments for Advertising Operating Rights, Net –Prepayments for advertising operating rights are measured at cost less accumulated amortization and impairment losses. Cost includes prepaid expenses directly attributable to the acquisition of advertising operating rights. Such prepaid expenses are in general charged to the condensed consolidated statements of operations on a straight-line basis over the operating period. All the costs expected to be amortized after 12 months of the balance sheet date are classified as non-current assets.

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

 Intangible Assets, Net – Intangible assets are stated at cost less accumulated amortization and impairment losses. Intangible assets that have indefinite useful lives are not amortized. Other intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives of 16 months to 20 years. The amortization methods and estimated useful lives of intangible assets are reviewed regularly.

Impairment of Long-Lived Assets –Long-lived assets, including intangible assets with definite lives, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. An intangible asset that is not subject to amortization is reviewed for impairment annually or more frequently whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset and intangible asset exceeds the sum of the undiscounted cash flows expected to be generated from the asset’s use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset calculated using a discounted cash flow analysis.

Convertible Promissory Notes and Warrants –

1)	Issuance of 12% Convertible Promissory Note and Warrants and 3% Convertible Promissory Notes and Warrants

During 2007 and 2008, the Company issued a 12% convertible promissory note in the principal amount of $5,000,000 and warrants and 3% convertible promissory notes in the principal amount of $50,000,000 and warrants. The warrants and embedded conversion feature were classified as equity under EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (ASC Topic 815-40) and met the other criteria in paragraph 11(a) of Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” (ASC Topic 815-10-15-74). The Company allocated the proceeds of the convertible promissory notes between convertible promissory notes and the financial instruments related to warrants associated with convertible promissory notes based on their relative fair values at the commitment date. The fair value of the financial instruments related to warrants associated with convertible promissory notes was determined utilizing the Black-Scholes option pricing model and the respective allocated proceeds to the warrants is recorded in additional paid-in capital. The embedded beneficial conversion feature associated with convertible promissory notes was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital in accordance with EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” (ASC Topic 470-20) and EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” (ASC Topic 470-20).

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

Early Redemption of Convertible Promissory Notes –Should early redemption of convertible promissory notes occur, the unamortized portion of the associated deferred charges and debt discount would be fully written off and any early redemption premium will be recognized as expense upon its occurrence. All related charges, if material, would be aggregated and included in a separate line “charges on early redemption of convertible promissory notes”. Such an expense would be included in ordinary activities on the condensed consolidated statements of operations as required by SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (ASC Topic 470-50).

Revenue Recognition –For advertising services, the Company recognizes revenue in the period when advertisements are either aired or published. Revenues from advertising barter transactions are recognized in the period during which the advertisements are either aired or published. Expenses from barter transactions are recognized in the period as incurred. Barter transactions are accounted in accordance with EITF Issue No. 99-17 “Accounting for Advertising Barter Transactions” (ASC Topic 605-20-25), which are recorded at the fair value of the advertising provided based on the Company’s own historical practice of receiving cash for similar advertising from buyers unrelated to the counterparty in the barter transactions.

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

Stock-based Compensation –In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (ASC Topic 718). Effective January 1, 2006, the Company adopted SFAS No. 123R (ASC Topic 718), using a modified prospective application transition method, which establishes accounting for stock-based awards in exchange for employee services. Under this application, the Company is required to record stock-based compensation expense for all awards granted after the date of adoption and unvested awards that were outstanding as of the date of adoption. SFAS No. 123R (ASC Topic 718) requires that stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized in expense over the requisite services period.

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

Foreign Currency Translation –The assets and liabilities of the Company’s subsidiaries and variable interest entities denominated in currencies other than U.S. dollars are translated into U.S. dollars using the applicable exchange rates at the balance sheet date. For condensed consolidated statements of operations’ items, amounts denominated in currencies other than U.S. dollars were translated into U.S. dollars using the average exchange rate during the period. Equity accounts were translated at their historical exchange rates. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholders’ equity as accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are reflected in the condensed consolidated statements of operations.

Recent Accounting Pronouncements

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

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740)—Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities (formerly proposed as FASB Staff Position No. 48-d, Application Guidance for Pass-Through Entities and Tax-Exempt Not-for-Profit Entities and Disclosure Modifications for Nonpublic Entities), which amended Accounting Standards Codification Subtopic 740-10, Income Taxes – Overall. ASU 2009-06 clarifies that an entity’s assertion that it is a pass-through entity is a tax position and should be assessed in accordance with Subtopic 740-10. Additionally, the ASU provides implementation guidance on the attribution of income taxes to entities and owners. The revised guidance is effective for periods ending after September 15, 2009. Management is currently evaluating the potential impact of ASU2010-6 on our financial statements.

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

In October 2009, the FASB issued ASU 2009-14, “Certain Arrangements That Include Software Elements, (amendments to ASC Topic 985, Software)” (“ASU 2009-14”). ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU 2009-14 on our financial statements.

In October, 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”( amendments to ASC Topic 470, Debt)” (“ASU 2009-15”), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   Management is currently evaluating the potential impact of ASU 2009-15 on our financial statements.

In December 2009, FASB issued ASU 2009-16 Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets ("ASU 2009-16"). ASU 2009-16 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in ASU 2009-16 improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009.  Management is currently evaluating the potential impact of ASU2009-16 on our financial statements.

In December 2009, FASB issued ASU 2009-17 Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ("ASU 2009-17"). ASU 2009-17 amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise's involvement in variable interest entities. ASU 2009-17 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. Management is currently evaluating the potential impact of ASU209-17 on our financial statements.

In January 2010, FASB issued ASU 2010-2 Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification ("ASU 2010-2"). ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 is effective for the Company starting January 3, 2010. Management is currently evaluating the potential impact of ASU2010-2 on our financial statements.

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. Management is currently evaluating the potential impact of ASU2010-9 on our financial statements.

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

	For the Three Months ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Revenues, net	$454,094	$293,706	$333,978	$185,149	$463,741	$2,520,474	$1,053,888	$584,167
Gross loss	(100,564)	(266,200)	(167,080)	(267,110)	(2,652,901)	(3,130,993)	(3,591,376)	(3,377,173)
Net loss from continuing operations	(2,134,801)	(1,100,369)	(30,300,722)	(3,847,469)	(26,882,698)	(15,621,634)	(8,859,055)	(8,479,404)
Net income (loss) from discontinued operations	-	-	-	-	-	67,352	(56,865)	34,554
Net loss attributable to NCN common stockholders	$(2,134,801)	$(1,099,364)	$(30,299,321)	$(3,825,702)	$(26,750,832)	$(15,474,366)	$(8,888,121)	$(8,371,514)
Net income (loss) per common share – basic and diluted
Loss per common share from continuing operations	$-	$-	$(0.08)	$(0.05)	$(0.37)	$(0.22)	$(0.12)	$(0.12)
Income (loss) per common share from discontinued operations	-	-	-	-	-	-	-	-
Net loss per common share – basic and diluted	$-	$-	$(0.08)	$(0.05)	$(0.37)	$(0.22)	$(0.12)	$(0.12)

ITEM 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 4, 2010, the Company was notified of the resignation, effective immediately, of the US Audit Practice of Jimmy CH Cheung & Co (“JCHC”), as the Company’s independent registered public accounting firm in connection with JCHC’s merger on January 29, 2010, with Baker Tilly Hong Kong Limited (“BTHK”). On February 5, 2010, the Company’s Board of Directors approved the appointment of BTHK as the Company’s independent registered public accounting firm.

The audit reports of JCHC on the financial statements of the Company as of and for the years ended December 31, 2008 and December 31, 2007 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of the Company’s financial statements for the fiscal years ended December 31, 2008 and 2007 and through the date of this Current Report, there were: (i) no disagreements between the Company and JCHC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of JCHC, would have caused JCHC to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

During the Company’s two most recent fiscal years ended December 31, 2008 and 2007 and through February 5, 2010, the Company did not consult with BTHK on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and BTHK did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported during the year and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Earnest Leung, and our Chief Financial Officer, Jennifer Fu, as appropriate to allow timely decisions regarding required disclosure. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and published financial statements.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as of December 31, 2009, in accordance with Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on and as a result of this evaluation, our Chief Executive Officer and our Chief Financial Officer have determined that as of the end of the period covered by this Report, our disclosure controls and procedures were effective.

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

Our management, with the participation and under the supervision of our Chief Executive Officer, Earnest Leung and our Chief Financial Officer, Jennifer Fu, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, Mr Leung and Ms Fu determined that our internal control over financial reporting was effective as of December 31, 2009.

The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of December 31, 2009, which appears on page F-2.

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

Name	Age	Position	Director Since
Earnest Leung	53	Chief Executive Officer and Chairperson of the Board	2009
Godfrey Hui	50	Deputy Chief Executive Officer and Director	2002
Jennifer Fu	32	Chief Financial Officer and Corporate Secretary	N/A
Ronald Lee	63	Director	2009
Gerald Godfrey	81	Director	2009

Each Director serves until our 2010 annual stockholders meeting and until their respective successors are duly elected and qualified or earlier resignation or removal.

Earnest Leung has served as the Company’s director since May 11, 2009, and as Chief Executive Officer and Chairperson of the Board of the Company since July 15, 2009. Dr. Leung has over 20 years’ experience in the investment banking industry.  Since November 2004, he has worked as a financial advisor and consultant in Hong Kong and currently serves as a director of Southern Territories Group, Ltd., an investment company, Keywin Holdings Limited, an investment company, and of Statezone Ltd, a financial consulting company owned and controlled by Dr. Leung. He also currently serves as a director and chief executive officer of Vision Tech International Holdings Limited, which is listed on Hong Kong Main Board engaging in the distribution of consumer electronic products and home appliances in Hong Kong.  Prior to that, Dr. Leung served, from September 1994 to October 2004, as Senior Director and Head of Investment, Asia for American Express Bank.  Dr. Leung also held various senior investment positions with BNP Paribas Bank, New Zealand Insurance and Bank of America Trust. Dr. Leung holds an honorary doctor degree from International American University.

Godfrey Hui has served as Company’s director since April 2002, and as Deputy Chief Executive Officer since July 15, 2009. Mr. Hui also served from April 2002 to July 2009 as the Company’s Chief Executive Officer. Mr. Hui had over twenty years’ experience in the hotel industry prior to founding our Company. He has worked for several international and regional hotel groups, including Hopewell Holdings Limited, a Hong Kong based real estate developer, where Mr. Hui worked in various capacities including Director of Operations, Finance and Development of the Hotel Division, Executive Assistant to the Chairman, Chairman of the Executive Committee, and Group Financial Controller and was responsible for management and financial issues, and Mega Hotels Management Limited (now a subsidiary of Hopewell), where he served as Director of Finance, Development and Operations. Mr. Hui holds a Bachelor of Science in Business Management from the Chinese University of Hong Kong and a Master’s Degree in Finance and Investment from the University of Hull. Mr. Hui also serves as an independent non-executive director of Vinda International Holdings Limited, which is listed on Hong Kong Main Board engaging in manufacturing and sale of household consumable paper.

Jennifer Fu was appointed as the Company’s Chief Financial Officer on February 5, 2010. Prior to her appointment, she served since July 15, 2009 as the Company’s Interim Chief Financial Officer, and since January 2008 as the Vice President, Finance of NCN Group Management Limited, the Company’s subsidiary.  Prior to that, Ms. Fu served in various periods, from December 2003 to August 2007, as the Financial Controller, Accounting Head and Internal Audit Manager of Coils Electronic Co., Limited, a principal subsidiary of CEC International Holdings Limited, a Hong Kong listed company engaged in the assembly and sale of coils, capacitors and other electronic components. Ms Fu began her career as an auditor in an international firm of certified public accountants and is a fellow member of The Association of Chartered Certified Accountants and member of Hong Kong Institute of Certified Public Accountants.  Ms. Fu holds a Bachelor’s Degree in Accounting and Finance from the University of Hong Kong.

Ronald Lee has served as the Company’s director since July 2, 2009. Mr. Lee is the founder and has served as the Sole Proprietor of Ronald H. T. Lee & Co., Certified Public Accountants since 1973. He also has served as senior consultant of UHY Vacation HK CPA Limited, Chartered Accountants, Certified Public Accountants since 2007. Mr. Lee has over 40 years’ experience in accounting industry. Mr. Lee graduated from the Hong Kong Technical College in 1967 (now the Hong Kong Polytechnic University) and is a fellow member of the Australian Society of Certified Practising Accountants and the Hong Kong Institute of Certified Public Accountants. He is also an associate member of the Institute of Chartered Accountants in England & Wales, The Taxation Institute of Hong Kong and the Society of Chinese Accountants and Auditors.

Gerald Godfrey has served as the Company’s director since July 2, 2009. Mr. Godfrey is now retired, was a partner with Charlotte Horstmann & Gerald Godfrey Ltd., a Hong Kong-based company that dealt in Asian antiques and art, from 1955 to 2005. From 1997 to 2003, Mr. Godfrey served as an independent non-executive director of the Millennium Group, a Hong-Kong based company that assists corporations, developers and investors with selling, leasing or investing in office, industrial, distribution, retail, land and resort properties in Asia. Mr. Godfrey served as Honorary Consul General to the Kingdom of Morocco from 1984 to 2004, and voting member of the Hong Kong Jockey Club. Mr. Godfrey received an M.A. from the Oxford University in 1951.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during fiscal 2009, all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements, with the following exceptions:

1) a late Form 3 report was filed for Keywin Holdings Limited on May 20, 2009 to report 310,388,463 shares of common stock owned and stock option to purchase 122,814,185 shares of common stock following the completion of debt restructuring on April 2, 2009;

(2) a late Form 3 report was filed for Jennifer Fu on August 11, 2009, to report her stock owned following her appointment as Interim Financial Officer on July 15, 2009;

(3) a late Form 3 report was filed for Gerald Godfrey on August 20, 2009, to report his stock owned following his appointment as director on July 2, 2009;

(4) a late Form 4 report was filed for Ronald Lee on August 11, 2009, to report the stock award of 600,000 shares of common stock vested on July 1, 2010, effective July 15, 2009;

(5) a late Form 4 report was filed for Peter Mak on August 11, 2009, to report the stock award of 600,000 shares of common stock vested on July 1, 2010, effective July 15 ,2009;

(6) a late Form 4 report was filed for Gerald Godfrey on August 20, 2009, to report the stock award of 600,000 shares of common stock vested on July 1, 2010 , effective July 15, 2009;

(7) a late Form 4 report was filed for Jennifer Fu on August 11, 2009, to report the stock award of 1,000,000 shares of common stock on July 14, 2010, effective July 15, 2009;

(8) a late Form 4 report was filed for Earnest Leung on August 11, 2009, to report the stock award of 30,000,000 shares of common stock vested, effective July 15, 2009; and

(9) a late Form 4 report was filed for Godfrey Hui on August 11, 2009, to report (a) disposal of 1,500,000 shares of common stock granted in July 2007 as a result of his executive employment agreement dated July 23, 2007 was terminated on July 15, 2009; and (b) stock award of 10,000,000 shares of common stock , effective July 15, 2009.

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

Corporate Governance

Our board of directors is currently comprised of Ronald Lee and Gerald Godfrey who each serves on our board of directors as an “independent director” as defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, Inc., or the “Nasdaq Marketplace Rules”. The board of directors has determined that Messr. Lee possesses the accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 4350(d)(2)(A) of the Nasdaq Marketplace Rules and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

Our board of directors currently has three standing committees which perform various duties on behalf of and report to the board of directors: (i) audit committee, (ii) remuneration committee and (iii) nominating committee. From time to time, the board of directors may establish other committees. Each of the three standing committees is comprised entirely of independent directors as follows:

Name of Director	Audit	Nominating	Remuneration
Ronald Lee	M	C	M
Gerald Godfrey			C
Peter Mak**	C	M

C = Chairperson
M = Member

** On December 31, 2009, Mr. Peter Mak resigned from the board of directors of the Company, effective immediately. Mr. Peter Mak’s resignation was not because of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. The board of directors of the Company is currently reviewing candidates to fill the vacancy caused by Mr. Mak’s departure.

The Board of Directors has adopted a written charter for each of these committees, copies of which can be found on our website at www.ncnmedia.com.

Audit Committee

Our board of directors established an Audit Committee in September 2007. Our Audit Committee currently consists of one member only: Ronald Lee, who is “independent” as that term is defined under the Nasdaq Marketplace Rules, as currently in effect. In addition, the Board of Directors has determined that Messrs. Lee is an “audit committee financial expert” as defined by SEC rules. Mr. Lee is a qualified accountant with many years of finance and audit experience.

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

Remuneration Committee

Our board of directors established a Remuneration Committee in September 2007. Our Remuneration Committee consists of two members: Ronald Lee and Gerald Godfrey, each of whom is “independent” as that term is defined under the Nasdaq Marketplace Rules, as currently in effect. Mr. Godfrey serves as the chairperson of the Remuneration Committee.

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

Nominating Committee

Our board of directors established a Nominating Committee in September 2007. Our Nominating Committee currently consists of one member only: Ronald Lee who is “independent” as that term is defined under the Nasdaq Marketplace Rules, as currently in effect. Mr. Ronald serves as the chairperson of the Nominating Committee.

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

ITEM 11            EXECUTIVE COMPENSATION

Persons Covered

As of December 31, 2009, there were only three Executive Officers including Chief Executive Officer, Deputy Chief Executive Officer and Chief Financial Officer in the Company. The Company’s Chief Executive Officer and Chief Financial Officer during fiscal year 2009 and the Company’s executive officer as of December 31, 2009, or the Named Executive Officers are set forth below:

Name	Position
Earnest Leung	Chief Executive Officer and Chairperson of the Board
Godfrey Hui	Deputy Chief Executive Officer and Director (Former Chief Executive Officer)
Jennifer Fu	Chief Financial Officer and Corporate Secretary
Daley Mok	Former Chief Financial Officer, Former Corporate Secretary and Former Director

On June 15, 2009, the Directors of the Company removed Daley Mok as the Company’s Chief Financial Officer and from all other offices of the Company held by him and terminated his appointment as such.  On the same day, the Directors of the Company appointed Mr. Godfrey Hui, the Company’s Former Chief Executive Officer, to serve as interim Chief Financial Officer.

On July 15, 2009, Godfrey Hui resigned from his position as the Chief Executive Officer and Interim Chief Financial Officer. The Board of Directors of the Company appointed Earnest Leung, a director of the Company, to serve as the Company’s Chief Executive Officer, Godfrey Hui to serve as the Company’s Deputy Chief Executive Officer, and Jennifer Fu, to serve as the Company’s Interim Chief Financial Officer, effective immediately.

On February 5, 2010, the Company’s board of directors appointed Jennifer Fu to serve as the Company’s Chief Financial Officer.

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

Elements of Compensation

The executive compensation for (i) the Company’s Chief Executive Officer and Chief Financial Officer and (ii) the Company’s compensated executive officer who were serving as executive officers (collectively “Named Executive Officers”) for fiscal 2009 primarily consisted of base salary, long term incentive equity compensation, income tax reimbursement, and other compensation and benefit programs generally available to other employees.

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

Bonuses. Bonuses are intended to compensate the Named Executive Officers for achieving the Company’s financial performance and other objectives established by the Board each year. The Board currently does not adopt a formal bonus plan and all bonuses are discretionary.

Long-Term Incentive Equity Compensation. The Board believes that stock-based awards promote the long-term growth and profitability of the Company by providing executive officers with incentives to improve shareholder value and contribute to the success of the Company and by enabling the Company to attract, retain and reward the best available persons for executive officer positions. The Named Executive Officers were eligible to receive certain number of shares of common stock of the Company. On July 15, 2009, the Company agreed to grant certain number of shares of common stock of the Company to each of Earnest Leung, Godfrey Hui and Jennifer Fu in the following amounts: Dr. Leung : 30,000,000 shares; Mr. Hui: 10,000,000 shares and Ms Fu: 1,000,000 shares for their first two years service to the Company. The Company cannot currently determine the number or type of additional awards that may be granted to eligible participants under the long-term incentive equity compensation plan in the future. Such determination will be made from time to time by the Remuneration Committee (or Board).

Income Tax Reimbursement. Dr. Earnest Leung and Mr. Godfrey Hui were fully reimbursed by the Company for their Hong Kong personal income taxes resulting from their employment under the employment agreement dated July 15, 2009 while Ms Jennifer Fu was reimbursed by the Company for her Hong Kong personal income taxes resulting from 1,000,000 shares of common stock of the Company granted to her.

Change-In-Control and Termination Arrangements. The employment agreements with current Named Executives may be terminated by giving the other party three-month advanced notice, except Ms. Jennifer Fu may be terminated with one-month advance notice. Other than as disclosed above, the Company does not have change-in-control arrangements with any of its current Named Executives, and the Company is not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid during fiscal years 2009, 2008 and 2007, to the Named Executive Officers:

Name and Principal Position	Year	Salary ($)	(1) Bonus ($)	(2) Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(3) All Other Compensation ($)	Total ($)
Earnest Leung, Chief Executive Officer and Director	2009	46,154	-	225,000	-	-	-	289,175	560,329
	2008	-	-	-	-	-	-	-	-
	2007	-	-	-	-	-	-	-	-

Godfrey Hui, Deputy Chief Executive Officer and Director	2009	161,538	-	75,000	-	-	-	179,981	416,519
	2008	216,923	-	777,000	-	-		85,237	1,079,160
	2007	152,308	-	529,250	-	-		203,755	885,313

Jennifer Fu, Chief Financial Officer and Corporate Secretary	2009	72,495	-	7,500	-	-	-	1,538	81,533
	2008	-	-	-	-	-	-	-	-
	2007	-	-	-	-	-	-	-	-

Daley Mok, Former Chief Financial Officer, Corporate Secretary and Director	2009	93,718	-	-	-	-	-	37,578	131,296
	2008	151,538	-	518,000	-	-	-	49,686	719,224
	2007	97,179	-	262,750	-	-	-	46,910	406,839

(1)	No bonus was paid to the Named Executive Officers in fiscal 2009, 2008 and 2007.
(2)	The aggregate number of stock awards vested to each of the Named Executive Officers for his service rendered in each fiscal period was summarized as follows:

Named Executive Officer	2009	2008	2007
Earnest Leung	30,000,000	-	-
Godfrey Hui	10,000,000	300,000	275,000
Jennifer Fu	-	-	-
Daley Mok	-	200,000	125,000

As of December 31, 2009, all the above stocks were issued to each of Named Executive Officers. The dollar amounts reflect the value determined by the Company for accounting purposes for these awards and do not reflect whether the recipient has actually realized a financial benefit from the award. This column represents the dollar amount recognized for financial statement reporting purposes for each of the above specified fiscal years for stock awards granted to each of the Named Executive Officers in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. No stock awards were forfeited by any of the Named Executive Officers. For additional information, see Note 15 of our financial statements. For information on the valuation assumptions for stock grants made prior to 2009, see the notes in our financial statements in the Form 10-K for the respective year.

(3)
All other compensation represents (a) contribution paid by the Company into a mandatory provident fund for the benefit of the Named Executive Officers (b) monthly cash allowance of HK$40,000 (approximately $5,161) paid to Dr. Earnest Leung and Mr. Godfrey Hui commencing from July 2009and (c) income tax reimbursement to be paid to Dr. Earnest Leung and Mr. Godfrey Hui in order to sufficiently cover their Hong Kong salary taxes resulting from their employment during each fiscal year and to Mr. Daley Mok for his employment commencing from July 1, 2007 till June 15, 2009. As the aggregate of all other perquisites and other personal benefits received by each Named Executive Officer was less than $10,000, they are not included in the above.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

On July 23, 2007, our subsidiary, NCN Group Management Limited, or the NCN Group, entered into executive employment agreements with Mr. Godfrey Hui and Mr. Daley Mok. Pursuant to these employment agreements, effective as of July 1, 2007, each Named Executive Officer was obligated to receive a monthly base salary and was entitled to receive shares of the Company’s common stock as follows:

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
(2) Pursuant to Mr. Hui’s employment contract, he is entitled to a stock grant of 2,000,000 shares of the Company’s common stock subject to annual vesting over five years if he remains employed by the Company as the Chief Executive Officer through the vesting date. The details of the vesting date and number of shares to be vested are as follows: December 31, 2007: 200,000 shares; December 31, 2008: 300,000 shares; December 31, 2009: 400,000 shares; December 31, 2010: 500,000 shares and December 31, 2011: 600,000 shares. The grant shall be subject to all terms of the Company’s 2007 stock option/stock issuance plan or any future stock option/stock issuance plan under which it is issued. As of July 2009, his employment contract dated July 23, 2008 was terminated as a result of change of the board. Accordingly, Mr. Hui was no longer entitled to shares to be vested in 2009 and 2010.

(3) Pursuant to Mr. Mok’s employment contract, he is entitled to a stock grant of 1,500,000 shares of the Company’s common stock subject to annual vesting over five years if he remains employed by the Company as Chief Financial Officer through the vesting date. The details of the vesting date and number of shares to be vested are as follows: December 31, 2007: 100,000 shares; December 31, 2008: 200,000 shares; December 31, 2009: 300,000 shares; December 31, 2010: 400,000 shares and December 31, 2011: 500,000 shares. The grant shall be subject to all terms of the Company’s 2007 stock option/stock issuance plan or any future stock option/stock issuance plan under which it is issued. As of June 15, 2009, the Company removed Mr. Mok as the Company’s Chief Financial Officer. Accordingly, Mr. Mok was no longer entitled to shares to be vested in 2009 and 2010.

In addition to base salaries and stock grants disclosed above, the employment agreements dated July 23, 2007 for Mr. Hui and Mr. Mok include the following material provisions:
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

•
In the event employment is terminated other than for cause, disability, or in the event of their resignation for good reason, each officer is entitled to severance payments consisting of his then base salary for 48 months provided there has been no change in control of either the NCN Group or the Company, or for 60 months if there has been a change in control of either the NCN Group or the Company in the preceding one year. In addition, he shall be entitled to accelerated vesting of all stock grants, as of the date of such termination other than for cause, remain unexercised and unvested, to the extent permissible by law. The employment agreements also provide that, in the event employment is terminated for disability, each officer shall be potentially eligible for disability benefits under any Company-provided disability plan in which he then participate, and shall be entitled to accelerated vesting of all stock grants, as of the date of such disability, remain unexercised and unvested, to the extent permissible by law.

On July 15, 2009, the Company restructured the board composition and entered into separate executive employment agreements with each of Earnest Leung and Godfrey Hui, in connection with their services to the Company as our Chief Executive Officer and Deputy Chief Executive Officer, respectively. Accordingly, the employment agreement dated July 23, 2007 for Mr. Hui was terminated.. Under the terms of the agreements, each of Dr. Leung and Mr. Hui will receive a monthly salary of HK$60,000 (approximately $7,741) and a monthly allowance of HK$40,000 (approximately $5,161) and we have agreed to grant each of Dr. Leung and Mr. Hui, of 30 million shares and 10 million shares of our common stock, respectively, for their first two years of service to the Company. We will fully reimburse them for their Hong Kong personal income taxes resulting from their employment under the agreements. Each of the executives has also agreed to customary non-competition and confidentiality provisions and the agreements may be terminated by the Company at any time without notice or payment, in the event that any of the executives engage in misconduct or dereliction of duty.

On February 5, 2010, Jennifer Fu was appointed as the Company’s Chief Financial Officer. Ms Fu is entitled to a monthly salary of HK$49,000 (approximately $6,282) and a monthly allowance of HKD6,000 (approximately $769). We have agreed to grant Ms. Fu 1 million shares of our common stock for her first two years of service to the Company and will fully reimburse her for her Hong Kong personal income taxes resulting from 1 million shares granted to her. The employment may be terminated by the Company at any time without notice or payment, in the event that any of the executives engage in misconduct or dereliction of duty.

Retirement Benefits

Currently, we do not provide any employees, including our named executive officers any company sponsored retirement benefits other than a state pension scheme in which all of our employees in China participate.

Grants of Plan-Based Awards

The following table sets forth information regarding grants of awards to the Named Executive Officers during the year ended December 31, 2009:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock and Options Awards	Closing Price on Grant Date ($/share)
Earnest Leung	July 15, 2009	30,000,000	-	-	-	900,000
Godfrey Hui	July 15, 2009	10,000,000	-	-	-	300,000
Jennifer Fu	July 15, 2009	1,000,000	-	-	-	30,000
Daley Mok	-	-	-	-	-	-

As described elsewhere herein, in July 2009, three Named Executive Officers were granted certain shares of the Company’s common stock for their first two years of service to the Company. Other than the foregoing, no other stock awards were granted to the Company’s Named Executive Officers during fiscal year 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the equity awards outstanding at December 31, 2009 for each of the named executive officers.

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Earnest Leung	-	-	-	-	-	-
Godfrey Hui	-	-	-	-	-	-
Jennifer Fu(1)	-	-	-	-	1,000,000	$49,810
Daley Mok	-	-	-	-	-	-

(1)
As disclosed elsewhere herein, Ms. Fu is entitled to a stock grant of 1,000,000 shares of the Company’s common stock, subject to annual vesting over two years if she remains employed by the Company through the vesting date. Such shares with par value of $0.001 were issued on July 28, 2009 but will not vest until July 14, 2010 after which the relevant share certificate will be handed to her.

Potential Payments Upon Termination or Change-in Control

The employment agreements with current Named Executives may be terminated by giving the other party three-month advanced notice, except Ms. Jennifer Fu may be terminated with one-month advance notice. Other than as disclosed above, the Company does not have change-in-control arrangements with any of its current Named Executives, and the Company is not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment. Accordingly, there is no potential payments payable to our current Named Executive Officers upon termination or change-in control.

Director Compensation

The following table provides information about the compensation earned by directors who served during fiscal year 2009 (including Mr.Gerd Jakob and Mr. Peter Mak who resigned as director on May 5, 2009 and December 31, 2009 respectively; Messrs. Daley Mok, Daniel So, Stanley Chu, Edward Lu, Ronglie Xu who hold office until July 2, 2009):

Name of director	Fees Earned or Paid(1) in Cash ($)	Stock Awards(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)
Earnest Leung	52,147	-	-	-	-	-	52,147
Godfrey Hui	28,000	15,000	-	-	-	-	43,000
Ronald Lee*	12,000	9,000	-	-	-	-	21,000
Gerald Godfrey*	12,000	9,000	-	-	-	-	21,000
Peter Mak*	27,000	24,000	-	-	-	-	51,000
Daley Mok	7,500	10,000	-	-	-	-	17,500
Daniel So	7,500	10,000	-	-	-	-	17,500
Stanley Chu	7,500	10,000	-	-	-	-	17,500
Edward Lu*	10,000	10,000	-	-	-	-	20,000
Gerd Jakob*	6,667	-	-	-	-	-	6,667
Ronglie Xu*	15,000	15,000	-	-	-	-	30,000
*Non-employee directors

(1)  For the service period from July 2008 to June 2009, non-employee directors were entitled to an annual fee of $20,000 and an additional annual fee of $10,000 was paid to the chairperson of each board committee while for employee directors, all were entitled to an annual fee of $15,000 except for (1) Mr. Hui, former board chairperson, who entitled to an annual fee of $20,000; (2) Dr. Leung, who was appointed in May 2009 and was entitled to a fee of $32,051 for his service period from May 2009 to June 2009. For the Service period from July 2009 to June 2010, non-employee directors were entitled to annual fee of $24,000 and the employee directors were entitled to an annual fee of $36,000.

(2)   In July 2008, directors were granted an award of 10,000 shares with vesting date on June 30, 2009, for services rendered as a director between July 1, 2008 and June 30, 2009, and an additional 5,000 shares was granted to the chairperson of the board and to the chairperson of each board committee. In July 2009, only non-employee directors were granted an award of 600,000 shares with vesting date on July 1, 2010. These amounts do not reflect whether the recipient has actually realized a financial benefit from the awards. The amounts represent the dollar amount recognized for financial statement reporting purposes for fiscal year 2009 for stock awards granted to each of the directors, in accordance with FAS 123R, and reflect the value determined by the Company for accounting purposes for these awards. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. No stock awards were forfeited by any of our non-employee directors in fiscal year 2009. For additional information, see Note 15 of our financial statements included herein.

Remuneration Committee Interlocks and Insider Participation

All current members of the Remuneration Committee are independent directors, and all past members were independent directors at all times during their service on such Committee. None of the past or present members of our Remuneration Committee are present or past employees or officers of ours or any of our subsidiaries. No member of the Remuneration Committee has had any relationship with us requiring disclosure under Item 404 of Regulation S-K under the Securities Exchange Act of 1934, as amended. None of our executive officers has served on the Board or Remuneration Committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served on our Board or Remuneration Committee.

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

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2009 with respect to compensation plans, under which securities are authorized for issuance, aggregated as to (i) compensation plans previously approved by security holders, and (ii) compensation plans not previously approved by security holders.

Equity Compensation Plan Information

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights (a)	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights (b)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (A)) (c)

Equity compensation plans approved by security holders	-	-	1,000,000 (1)

Equity compensation plans not approved by security holders	100,000 (2)	$0.7	-

Total	100,000 (2)	$0.7	1,000,000
(1)
We reserved 3,000,000 shares for issuance under our 2004 Stock Incentive Plan, of which 1,000,000 shares are still available for issuance as of December 31, 2009. We reserved 7,500,000 shares for issuance under our 2007 Stock Option/Stock Issuance Plan. All 7,500,000 shares were issued as of December 31, 2009 and 36,997,260 shares were currently issued in excessive of the number of shares of common stock available for issuance under 2007 Stock Option/Stock Issuance Plan. Such excessive shares are held in escrow by the Company, in accordance with the plan, pending shareholders’ approval. See below subsection - " Equity Incentive Plans" for more information about the plan.

(2)
A warrant to purchase 100,000 shares of restricted common stock was granted to a consultant on August 25, 2006 with an exercise price of $0.70 per share. One-fourth of the shares underlying the warrant become exercisable every 45 days beginning from the date of issuance. The warrant shall remain exercisable until August 25, 2016. The warrant remained unexercised as of December 31, 2009.

Option Grants In the Last Fiscal Year

None.

Equity Incentive Plan

In April 2004, our Board of Directors and holders of a majority of our then outstanding common stock authorized and approved the 2004 Stock Incentive Plan, or the 2004 Plan. Under the 2004 Plan, we reserved 3,000,000 shares of our common stock for issuance upon exercise of incentive and non-qualified stock options, stock bonuses and rights to purchase awarded from time-to-time, to our officers, directors, employees and consultants. As of December 31, 2009, 2,000,000 shares have been issued under the plan and 1,000,000 shares remain available for issuance. No options, warrants or other rights to acquire shares of our common stock have been granted or are outstanding under the plan. A registration statement on Form S-8 was filed with the SEC with respect to 2,000,000 shares of common stock issuable under the plan on April 22, 2004 (SEC File No. 333-114644).

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

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth information as of March 15, 2010, regarding the beneficial ownership of our common stock (a) by each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) by each of the Company’s officers and directors; (c) and by the Company’s officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. Unless otherwise identified, the address of the directors and officers of the Company listed above is Suite 3908, Shell Tower, Times Square, 1 Matheson Street Causeway Bay, Hong Kong. .

Title of Class	Name and Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership (1)	Percent of Class (3)
Common Stock	Earnest Leung	CEO and Director	31,463,000	7.4
Common Stock	Godfrey Hui	Deputy CEO and Director	11,135,000	2.6
Common Stock	Jennifer Fu	CFO	10,000	*
Common Stock	Ronald Lee	Director	-	-
Common Stock	Gerald Godfrey	Director	-	-
All Officers and Directors as a group (5 persons named above)			42,608,000
Common Stock	Keywin Holdings Limited Room 902, 9/F1., Universal Trade Centre, 3 Arbuthnot Road, Central, Hong Kong	5% Security Holder	243,523,668 (2)	44.7
	Sino Portfolio International Ltd 3104 -7, 31/F, Central Plaza, 18 Harbour Road, Hong Kong	5% Security Holder	137,681,437	32.6
Total Shares Owned by Persons Named above			423,813,105

 * Less than 1%

(1)  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2) Includes an option to purchase an aggregate of 122,814,185 shares of the Company’s common stock, exercisable for an aggregate purchase price of $2,000,000 until October 1, 2010.

(3)  A total of 422,522,071 shares of our common stock outstanding are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 15, 2010. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

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

In April 2009, in connection with debt restructuring, Statezone Ltd. of which Dr. Earnest Leung, the Company’s Chief Executive Officer and Director (being appointed on July 15, 2009 and May 11, 2009 respectively) is the sole director, provided agency and financial advisory services to the Company. Accordingly, the Company paid an aggregate service fee of $350,000 of which $250,000 is recorded as issuance costs for 1% Convertible Promissory Notes and $100,000 is recorded as prepaid expenses and other current assets, net during the year ended December 31, 2009.

On July 1, 2009, the Company and Keywin, of which Dr. Earnest Leung is the director and his spouse is the sole shareholder, entered into an Amendment, pursuant to which the Company agreed to extend the exercise period for the Keywin Option under the Note Exchange and Option Agreement between the Company and Keywin, to purchase an aggregate of 122,814,185 shares of our common stock for an aggregate purchase price of $2,000,000, from a three-month period ended on July 1, 2009, to a six-month period ended October 1, 2009. On September 30, 2009, the exercise period for the Keywin Option was further extended to a nine-month period ended January 1, 2010. On January 1, 2010, the Company and Keywin entered into the third Amendment, pursuant to which the Company agreed to extend the exercise period to an eighteen-month period ending on October 1, 2010, and provide the Company with the right to unilaterally terminate the exercise period upon 30 days’ written notice.

During the year ended December 31, 2009, the Company paid expenses in an aggregate amount of $413,309 on behalf of Vision Tech International Holdings Limited, of which Dr. Earnest Leung is the chief executive officer and director. The balance is unsecured, bears no interest and repayable on demand. Such amount was fully repaid as of the date of this Annual Report.

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

Director Independence

Mr. Ronald Lee and Mr. Gerald Godfrey each serves on our board of directors as an “independent director” as defined by the Nasdaq Marketplace Rules. Our board of directors currently has three standing committees which perform various duties on behalf of and report to the board of directors: (i) audit committee, (ii) remuneration committee and (iii) nominating committee. Each of the three standing committees is comprised entirely of these independent directors.

There are no family relationships among any of our directors or executive officers. There are no arrangements or understandings among any of the directors, executive officers or other persons pursuant to which any officer or director was selected to serve as a director or officer.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

Baker Tilly Hong Kong Limited and Jimmy C.H. Cheung & Co are our Principal Independent Registered Public Accountants engaged to examine our financial statements for the fiscal years ended December 31, 2009 and 2008 respectively. The following table shows the fees that we paid or accrued for the audit and other services provided by Baker Tilly Hong Kong Limited and Jimmy C.H. Cheung & Co., for the fiscal years ended December 31, 2009 and 2008.

Fee Category	2009	2008
Audit Fees	$102,423	$139,526
Audit-Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

Audit Fees

This category includes the audit of our annual financial statements, review of financial statements included in our annual and quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with engagements for those fiscal years. They also include fees billed for those services that are normally provided by the independent registered public accounting firms in connection with statutory and regulatory filings.

Audit-Related Fees

This category consists of assurance and related services by the independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”. The services for the fees disclosed under this category include consultations concerning financial accounting and reporting standards.

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

All services provided by Baker Tilly Hong Kong Limited and Jimmy C.H. Cheung & Co during the fiscal years ended December 31, 2009, 2008 and 2007 were pre-approved by the Audit Committee.

  PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements are filed as a part of this Form 10-K :

(i)	Reports of Independent Registered Public Accounting Firms	F-2
(ii)	Consolidated Balance Sheets as of December 31, 2009 and 2008	F-6
(iii)	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2009, 2008 and 2007 (Restated)	F-7
(iv)	Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007 (Restated)	F-9
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007 (Restated)	F-13
(vi)	Notes to Consolidated Financial Statements	F-15

(b) The following Exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description

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

3.3
Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 27, 2009 (incorporated herein by reference from Registrant's Current Report on Form 8-Kfiled with the SEC on July 29, 2009).

4.1	Form of Registrant’s Common Stock Certificate.

4.2	Form of Amended and Restated Secured Convertible Promissory Note (incorporated herein by reference from Registrant's Current Report on Form 8-Kfiled with the SEC on February 6, 2008).

4.3	Form of Warrant (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2008).

4.4	Form of 3% Senior Secured Convertible Promissory Note (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on November 14, 2007).

4.5	Form of Warrant (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on November 14, 2007).

4.6	TEDA Travel Group, Inc. 2004 Stock Incentive Plan (incorporated herein by reference from Registrant's Registration Statement on Form S-8 filed with the SEC on April 22, 2004).

4.7	2007 Stock Option/Stock Issuance Plan (incorporated herein by reference from Registrant's Registration Statement on Form S-8 filed with the SEC on April 6, 2007).

4.8	Form of Note 1% Senior Unsecured Convertible Promissory Note, dated April 2, 2009 (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009).

4.9
Registration Rights Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited and Keywin Holdings Limited (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

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

10.9
Agreement for Advertising Business dated April 26, 2007, by and among Shanghai Quo Advertising Company Limited, a subsidiary of Network CN Inc., and Shanghai Yukang Advertising Company Limited (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2007).

10.10
Agreement for Co-operation and Agency in the Publication of Advertisements dated April 14, 2007, by and among Shanghai Quo Advertising Company Limited, a subsidiary of Network CN Inc., and Shanghai Qian Ming Advertising Company Limited (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on April 20, 2007).

10.11
Stock Transfer Agreement between Youwei Zheng and NCN Management Services Limited for acquisition of 55% equity interest in Guangdong Tianma International Travel Service Co., Ltd., dated June 16, 2006 (incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2007).

10.12
Business Joint Venture Agreement, between Shanghai Zhong Ying Communication Engineering Company Limited and Shanghai Quo Advertising Company Limited to manage LED outdoor project in Huangpu district of Shanghai, China (incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2007).

10.13
Business Joint Venture Agreement, between Nanjing Yiyi Culture Advertising Company Limited and Shanghai Quo Advertising Company Limited to manage LED outdoor project in Nanjing (incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2007).

10.14
Business Joint Venture Agreement, between Wuhan Xin An Technology Development Company Limited and Shanghai Quo Advertising Company Limited to manage LED outdoor project in Wuhan (incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2007).

10.15	Stock Purchase Agreement dated as of September 1, 2008, between Zhanpeng Wang, an individual, and NCN Group Limited, a British Virgin Islands corporation.

10.16
Note Exchange Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P. (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.17
Note Exchange and Option Agreement, dated April 2, 2009, between the Company and Keywin Holdings Limited. (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.18
Letter Agreement and Termination of Investor Rights Agreement, dated April 2, 2009, by and among the Company, Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd., OZ Global Special Investments Master Fund, L.P. and Keywin Holdings Limited. (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.19
Employment Agreement, dated July 15, 2009, between the Company and Earnest Leung. (incorporated herein by reference from Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.20	Employment Agreement, dated July 15, 2009, between the Company and Godfrey Hui. (incorporated herein by reference from Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.21
Amendment No. 1 to Note Exchange and Option Agreement, dated July 1, 2009, between Keywin Holdings Limited and the Company. (incorporated herein by reference from Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.22
Amendment No. 2 to Note Exchange and Option Agreement dated September 30, 2009, between Keywin Holding Limited and the Company. (incorporated herein by reference from Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009)

10.23	Amendment No. 3 to Note Exchange and Option Agreement dated January 1, 2010, between Keywin Holding Limited and the Company

10.24	Lease Agreement with Vision Tech International Holdings Limited

14.1
Code of Business Conduct and Ethics for Network CN Inc. as approved by the Board of Directors as of December 31, 2003, is incorporated herein by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on April 13, 2005.

16.1	Letter of US Audit Practice of Jimmy CH Cheung & Co, dated February 9, 2010. (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on February 9, 2010).

21.1	Subsidiaries of the registrant.*

23.1	Consent of independent auditors Jimmy C.H. Cheung & Co.*

23.2	Consent of independent auditors Baker Tilly Hong Kong Limited.*

24.1	Power of Attorney (included in the Signatures section of this report).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

 * Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK CN INC

	By:	/s/ Earnest Leung
Earnest Leung
Chief Executive Officer
(Principal Executive Officer)
Date: March 31, 2010

	By:	/s/ Jennifer Fu
Jennifer Fu
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: March 31, 2010

Power of Attorney

Each person whose signature appears below appoints Earnest Leung his or her attorney-in-fact, with full power of substitution and re-substitution, to sign any and all amendments to this report on Form 10-K of Network CN Inc., and to file them, with all their exhibits and other related documents, with the Securities and Exchange Commission, ratifying and confirming all that their attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue of this appointment.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Earnest Leung	Chief Executive Officer and Director	March 31, 2010
Earnest Leung	(Principal Executive Officer)

/s/ Jennifer Fu	Chief Financial Officer	March 31, 2010
Jennifer Fu	(Principal Financial and Accounting Officer)

/s/ Godfrey Hui	Deputy Chief Executive Officer and Director	March 31, 2010
Godfrey Hui

/s/ Ronald Lee	Director	March 31, 2010
Ronald Lee

NETWORK CN INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Network CN Inc.

We have audited the accompanying consolidated balance sheet of Network CN Inc. and all of its subsidiaries and variable interest entities as of December 3 1, 2009 and the related consolidated statement of operations and comprehensive loss, stockholders' equity and cash flows for the year ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Network CN Inc. and all of its subsidiaries and variable interest entities as of December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Page Two

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred net losses of $37,359,188 for the year ended December 31, 2009. Additionally, during the year ended December 31, 2009, the Company has used cash flow in operations of $5,428,273. As of December 31, 2009, the Company recorded a stockholders' deficit of $1,491,206. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Hong Kong Limited
BAKER TILLY HONG KONG LIMITED
Certified Public Accountants

Hong Kong
Date: March 31, 2010

Jimmy C.H. Cheung & Co Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Network CN Inc.

We have audited the accompanying consolidated balance sheet of Network CN Inc. and all of its subsidiaries and variable interest entities as of  December 31, 2008 and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years ended December 31, 2008 and 2007 (restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Network CN Inc. and all of its subsidiaries and variable interest entities as of December 31, 2008, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 (restated), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Page Two

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred net losses of $59,484,833 and $14,646,619 for the years ended December 31, 2008 and 2007 (restated), respectively. Additionally, during the years ended December 31, 2008 and 2007 (restated), the Company has used cash flow in operations of $17,944,568 and $21,320,216, respectively. As of December 31, 2008, the Company recorded a stockholders' deficit of $23,356,217. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jimmy C.H. Cheung & Co.
JIMMY C.H. CHEUNG & CO
Certified Public Accountants

Hong Kong

Date: March 26, 2009

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong Tel: (852) 25295500 Fax: (852) 21277660 Email: jimmy.cheung@jchcheungco.hk Website: http://www.jchcheungco.hk

NETWORK CN INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

		As of December 31,
	Note	2009	2008
ASSETS
Current Assets
Cash		$1,969,549	$7,717,131
Accounts receivable, net	6	90,065	217,402
Prepayments for advertising operating rights, net	7	348,239	418,112
Prepaid expenses and other current assets, net	8	665,907	630,132
Total Current Assets		3,073,760	8,982,777

Equipment, Net	9	1,389,691	2,397,624
Intangible Assets, Net	10	-	449,307
Deferred Charges, Net	11	191,991	1,242,958

TOTAL ASSETS		$4,655,442	$13,072,666

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	12	$2,288,059	$5,577,204
Current liabilities from discontinued operations		3,655	3,655
Total Current Liabilities		2,291,714	5,580,859

3% Convertible Promissory Notes Due 2011, Net	13	-	30,848,024

1% Convertible Promissory Note Due 2012, Net	13	3,854,934	-

TOTAL LIABILITIES		6,146,648	36,428,883

COMMITMENTS AND CONTINGENCIES	14

STOCKHOLDERS’ DEFICIT	15
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 2,000,000,000 shares authorized Shares issued and outstanding: 423,122,071 and 71,641,608 as of December 31, 2009 and 2008 respectively		423,122	71,642
Additional paid-in capital		119,323,848	59,578,612
Deferred stock-based compensation		(900,000)	-
Accumulated deficit		(122,013,120)	(84,653,932)
Accumulated other comprehensive income		1,674,944	1,647,461
TOTAL STOCKHOLDERS’ DEFICIT		(1,491,206)	(23,356,217)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$4,655,442	$13,072,666

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007 (RESTATED)

		Years Ended December 31,
	Note(s)	2009	2008	2007 Restated(1)
REVENUES
Advertising services		$1,266,927	$4,622,270	$1,442,552

COST OF REVENUES
Cost of advertising services		(2,067,881)	(17,374,713)	(2,795,188)

GROSS LOSS		(800,954)	(12,752,443)	(1,352,636)

OPERATING EXPENSES
Selling and marketing		(630,730)	(2,996,142)	(504,758)
General and administrative		(4,532,628)	(11,254,933)	(11,067,777)
Net write-back of /(allowance for) doubtful debts	6,8	542,771	(7,739,043)	-
Non-cash impairment charges	7,9,10	(802,487)	(18,109,200)	(516,419)
Total Operating Expenses		(5,423,074)	(40,099,318)	(12,088,954)

LOSS FROM OPERATIONS		(6,224,028)	(52,851,761)	(13,441,590)

OTHER INCOME
Interest income		22,486	90,703	23,340
Other income		14,086	645	74
Total Other Income		36,572	91,348	23,414

INTEREST AND OTHER DEBT-RELATED EXPENSES
Amortization of deferred charges and debt discount	13	(18,873,863)	(5,589,920)	(206,391)
Non-cash debt conversion charges	13	(10,204,627)	-	-
Loss on early extinguishment of debt	13	(1,696,684)	-	-
Interest expense	13	(420,731)	(1,492,458)	(122,803)
Total Interest and Other Debt-Related Expenses		(31,195,905)	(7,082,378)	(329,194)

NET LOSS BEFORE INCOME TAXES		(37,383,361)	(59,842,791)	(13,747,370)
Income taxes	20	-	-	(7,668)
NET LOSS FROM CONTINUING OPERATIONS		(37,383,361)	(59,842,791)	(13,755,038)

DISCONTINUED OPERATIONS
Net loss from discontinued operations, net of income taxes	18	-	(21,044)	(953,629)
Gain from disposal of discontinued operations	18	-	66,085	-
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS		-	45,041	(953,629)

NET LOSS		$(37,383,361)	$(59,797,750)	$(14,708,667)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS, NET OF INCOME TAXES		24,173	312,917	62,048

NET LOSS ATTRIBUTABLE TO NCN COMMON STOCKHOLDERS		$(37,359,188)	$(59,484,833)	$(14,646,619)

OTHER COMPREHENSIVE INCOME
Total other comprehensive income		26,655	1,589,247	65,712
Less: foreign currency translation (gain) loss attributable to noncontrolling interests		828	(7,083)	(3,895)
Foreign currency translation gain attributable To NCN common stockholders		27,483	1,582,164	61,817

COMPREHENSIVE LOSS ATTRIBUTABLE TO NCN COMMON STOCKHOLDERS		$(37,331,705)	$(57,902,669)	$(14,584,802)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED
Loss per common share from continuing operations attributable to NCN common stockholders	17	$(0.12)	$(0.83)	$(0.20)
Loss per common shares from discontinued operations attributable to NCN common stockholders	17	-	-	(0.01)
Net loss per common share – basic and diluted	17	$(0.12)	$(0.83)	$(0.21)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	17	317,882,046	71,569,242	68,556,081

AMOUNTS ATTRIBUTABLE TO NCN COMMON STOCKHOLERS
Loss from continuing operations, net of tax		$(37,359,188)	$(59,527,473)	$(13,692,714)
Gain (loss) from discontinued operations, net of tax		-	42,640	(953,905)
NET LOSS ATTRIBUTABLE TO NCN COMMON STOCKHOLDERS		$(37,359,188)	$(59,484,833)	$(14,646,619)

(1) See Note 3 – Restatement and Reclassification

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007(RESTATED)

	Common Stock
	Share	Amount	Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance as of December 31, 2006	67,300,718	$67,301	$22,721,951	$(2,845,000)	$(10,522,480)	$3,480	$9,425,252

Issuance of stock for private placement	500,000	500	1,499,500	-	-	-	1,500,000

Issuance of stock for acquisition of a subsidiary	300,000	300	843,300	-	-	-	843,600

Issuance of stock for services rendered by directors and officers	607,260	607	166,227	-	-	-	166,834

Issuance of stock for services rendered by consultants	218,630	219	441,785	-	-	-	442,004

Exercise of warrants by a consultant	225,000	225	22,275	-	-	-	22,500

Stock-based compensation for stock granted to directors, officers and employees for services	-	-	2,378,380	-	-	-	2,378,380

Stock-based compensation for stock option/warrants issued to consultants for services	-	-	27,921	-	-	-	27,921

Stock-based compensation for stock warrants issued to a placement agent for services	-	-	21,305	-	-	-	21,305

Amortization of deferred stock-based compensation	-	-	-	2,845,000	-	-	2,845,000

Value of warrants associated with convertible notes	-	-	2,823,670	-	-	-	2,823,670

Value of beneficial conversion feature of convertible notes to common stock	-	-	4,727,272	-	-		4,727,272

Translation adjustment	-	-	-	-	-	61,817	61,817

Net loss for the year - Restated(1)	-	-	-	-	(14,646,619)	-	(14,646,619)

Balance as of December 31, 2007- Restated(1)	69,151,608	$69,152	$35,673,586	$-	$(25,169,099)	$65,297	$10,638,936

Value of warrants associated with convertible notes	-	-	5,810,000	-	-	-	5,810,000

Value of beneficial conversion feature of convertible notes to common stock	-	-	11,030,303	-	-	-	11,030,303

Issuance of stock for acquisition of subsidiaries	1,500,000	1,500	3,736,500	-	-	-	3,738,000

Issuance of stock for services rendered by directors and officers	330,000	330	(330)	-	-	-	-

Issuance of stock for services rendered by employees	660,000	660	(660)	-	-	-	-

Stock-based compensation for stock granted to directors, officers and employees for services	-	-	3,149,028	-	-	-	3,149,028

Stock-based compensation for stock granted to a consultant for services	-	-	52,354	-	-	-	52,354

Stock-based compensation for stock warrants issued to a placement agent for service	-	-	127,831	-	-	-	127,831

Translation adjustment	-	-	-	-	-	1,582,164	1,582,164

Net loss for the year	-	-	-	-	(59,484,833)	-	(59,484,833)

Balance as of December 31, 2008	71,641,608	$71,642	$59,578,612	$-	$(84,653,932)	$1,647,461	$(23,356,217)

Issuance of stock for services rendered by directors and officers	43,385,000	43,385	(43,385)	(1,200,000)	-	-	(1,200,000)

Issuance of stock for services rendered by employees	1,060,000	1,060	(1,060)	-	-	-	-

Stock-based compensation for stock granted to directors, officers and employees for services	-	-	1,333,441	-	-	-	1,333,441

Stock-based compensation for stock granted to a consultant for services	-	-	125,647	-	-	-	125,647

Stock-based compensation for stock warrants issued to a placement agent for service	-	-	319,581	-	-	-	319,581

Issuance of stock to Keywin	307,035,463	307,035	(307,035)	-	-	-	-

Exchange of 3% Convertible Promissory Notes to Common Stock			45,000,000				45,000,000

Exchange of accrued and unpaid interests of 3% Convertible Promissory Notes to Common Stock			1,665,675				1,665,675

Non-Cash Debt Conversion Charges	-	-	10,204,627	-	-	-	10,204,627

Value of beneficial conversion feature of convertible note to common stock			1,447,745				1,447,745

Amortization of deferred stock-based compensation	-	-	-	300,000	-	-	300,000

Translation adjustment	-	-	-	-	-	27,483	27,483

Net loss for the year	-	-	-	-	(37,359,188)	-	(37,359,188)

Balance as of December 31, 2009	423,122,071	$423,122	$119,323,848	$(900,000)	$(122,013,120)	$1,674,944	$(1,491,206)

 (1) See Note 3 – Restatement and Reclassification

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007(RESTATED)

	Years Ended December 31,
	2009	2008	2007 Restated(1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(37,359,188)	$(59,527,473)	$(13,692,714)
Net income (loss) from discontinued operations	-	42,640	(953,905)
Net loss	(37,359,188)	(59,484,833)	(14,646,619)

Adjustments to reconcile net loss to net cash used in operating activities, including discontinued operations:
Depreciation and amortization:
Equipment and intangible assets	576,938	1,956,090	528,635
Deferred charges and debt discount	18,873,863	5,589,920	206,391
Non-cash debt conversion charges	10,204,627	-	-
Loss on early extinguishment of debt	1,696,684	-	-
Stock-based compensation for service	878,669	3,329,213	5,755,693
Loss on disposal of equipment	127,441	176,535	5,350
(Net write-back of) allowance for doubtful debt	(542,771)	7,739,043	10,716
Non-cash impairment charges
Equipment and intangible assets	802,487	10,129,392	1,332,321
Prepayments for advertising operating rights	-	7,979,808	-
Noncontrolling interests	(24,173)	(256,111)	(62,048)
Gain from disposal of discontinued operations	-	(66,085)	-
Gain from disposal of subsidiaries / an affiliate	-	-	(10,096)
Net gain on deconsolidation of variable interest entities	(14,338)	-	-
Changes in operating assets and liabilities, net of effects from acquisitions and disposition:
Accounts receivable, net	548,509	(766,282)	(614,589)
Prepayments for advertising operating rights, net	69,873	5,634,833	(13,636,178)
Prepaid expenses and other current assets, net	83,019	(2,974,785)	(2,375,340)
Accounts payable, accrued expenses and other payables	(1,349,913)	3,068,694	2,185,548
Net cash used in operating activities	(5,428,273)	(17,944,568)	(21,320,216)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(128,489)	(3,518,408)	(207,371)
Proceeds from sales of equipment	74,449	10,906	2,668
Net cash used in acquisition of subsidiaries, net	-	(2,708,928)	(319,167)
Proceeds from disposal of subsidiaries	-	-	551
Proceeds from disposal of discontinued operations, net of cash disposed of	(324)	(472,827)	-
Net cash used in investing activities	(54,364)	(6,689,257)	(523,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 12% convertible promissory note, net of costs	-	-	4,900,000
Proceeds from issuance of 3% convertible promissory note, net of costs	-	33,900,000	14,700,000
Repayment of 12% convertible promissory note	-	(5,000,000)	-
Proceeds from issuance of common stock for private placement, net of costs	-	-	1,500,000
Proceeds from exercise of warrants issued for service	-	-	22,500
Repayment of capital lease obligation	-	-	(3,120)
Issuance costs paid for 1% convertible promissory note	(250,000)	-	-
Net cash provided by (used in) financing activities	(250,000)	28,900,000	21,119,380

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(14,945)	1,217,428	59,160

NET INCREASE (DECREASE) IN CASH	(5,747,582)	5,483,603	(664,995)

CASH, BEGINNING OF YEAR	7,717,131	2,233,528	2,898,523

CASH, END OF YEAR	$1,969,549	$7,717,131	$2,233,528

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Income taxes	$-	$-	$-
Interest paid for 12% convertible promissory note	$-	$69,041	$78,934
Interest paid for 1% convertible promissory note	$24,795	$-	$-
Interest paid for capital lease arrangement	$-	$-	$421

(1) See Note 3 – Restatement and Reclassification

SUPPLEMENTAL DISCLOSURE FOR NON-CASH ACTIVITIES:

1)      NON-CASH INVESTING ACTIVITIES

On January 31, 2007, the Company acquired 100% of the equity interests of Quo Advertising, an advertising agency headquartered in Shanghai, China, The Company issued 300,000 shares of the Company’s common stock of par value of $0.001 each, totaling $843,600 as part of the consideration. For more details, please refer to Note 5- Business Combinations.

In January 2008, the Company acquired 100% equity interest of Cityhorizon BVI, a British Virgin Islands company. The Company issued 1,500,000 shares of restricted common stock of par value of $0.001 each, totaling $3,738,000 as part of the consideration. For more details, please refer to Note 5 – Business Combinations.

2)      NON-CASH FINANCING ACTIVITIES

In April 2009, the Company issued an aggregate of 307,035,463 shares of the Company’s restricted common stock with par value of $0.001 each and an option to purchase an aggregate of 122,814,185 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000, exercisable for a three-month period to a new investor in exchange for 3% Convertible Promissory Notes in the principal amount of $45,000,000, and all accrued and unpaid interest thereon ($1,665,675). Pursuant to a note exchange agreement dated April 2, 2009, the Company and the investors canceled the 3% Convertible Promissory Notes in the principal amount of $5,000,000 held by the investors including all accrued and unpaid interest thereon ($185,075), and all of the Warrants, in exchange for the Company’s issuance of new 1% Unsecured Senior Convertible Promissory Note due 2012 in the principal amount of $5,000,000. For more details, please refer to Note 13 – Convertible Promissory Notes and Warrants.

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

NOTE 1                   ORGANIZATION AND PRINCIPAL ACTIVITIES

Network CN Inc. and all of its subsidiaries and variable interest entities (collectively “NCN” or the “Company”) are principally engaged in the provision of out-of-home advertising in China. Since late of 2006, the Company has been operating a growing advertising network of roadside LED digital video panels, mega-size LED digital video billboards and light boxes in major Chinese cities.

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

Details of the Company’s principal subsidiaries and variable interest entities as of December 31, 2009 are described in Note 4 – Subsidiaries and Variable Interest Entities.

Going Concern

The Company has experienced recurring net losses attributable to NCN common stockholders of $ 37.4 million, $59.5 million and $14.6 million for the years ended December 31, 2009, 2008 and 2007 respectively. Additionally, the Company has net cash used in operating activities of $5.4 million, $17.9 million and $21.3 million for the years ended December 31, 2009, 2008 and 2007 respectively. As of December 31, 2009, the Company recorded a stockholders’ deficit of $1.5 million. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In response to current financial conditions, the Company has undergone drastic cost-cutting exercise including reduction of the Company’s workforce, office rentals, as well as selling and marketing expenses and other general and administrative expenses. Certain commercially non-viable concession right contracts were terminated and management has successfully negotiated with certain authority parties of concession rights to reduce advertising operating right fees. Besides, the Company has explored various means of obtaining additional financing. Accordingly, management believes that there are sufficient financial resources to meet the cash requirements for the next 12 months and the consolidated financial statements have been prepared on a going concern basis.

NOTE 2                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation and Preparation

These consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”).

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

 (B) Principles of Consolidation

The consolidated financial statements include the financial statements of Network CN Inc., its subsidiaries and variable interest entities. Variable interest entities are those entities in which the Company, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the Company is the primary beneficiary of these entities, which are required to be consolidated for financial reporting purpose. All significant intercompany transactions and balances have been eliminated upon consolidation.

(C) Use of Estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Differences from those estimates are reported in the period they become known and are disclosed to the extent they are material to the consolidated financial statements taken as a whole.

(D) Cash and Cash Equivalents

Cash includes cash on hand, cash accounts, and interest bearing savings accounts placed with banks and financial institutions. For the purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2009 and 2008, the Company had no cash equivalents.

(E) Allowance for Doubtful Debts

Allowance for doubtful debts is made against receivable to the extent they are considered to be doubtful. Receivables in the consolidated balance sheet are stated net of such allowance. The Company records its allowance for doubtful debts based upon its assessment of various factors. The Company considers historical experience, the age of the receivable balances, the credit quality of its customers, current economic conditions, and other factors that may affect customers’ ability to pay to determine the level of allowance required.

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

When equipment is retired or otherwise disposed of, the related cost, accumulated depreciation and provision for impairment loss are removed from the respective accounts, and any gain or loss is reflected in the consolidated statements of operations. Repairs and maintenance costs on equipment are expensed as incurred.

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

(J) Deferred Charges, Net

Deferred charges are fees and expenses directly related to the issuance of convertible promissory notes, including placement agents’ fees. Deferred charges are capitalized and amortized over the life of the convertible promissory notes using the effective yield method. Amortization of deferred charges is included in amortization of deferred charges and debt discount on the consolidated statements of operations while the unamortized balance is included in deferred charges in the consolidated balance sheets.

(K) Convertible Promissory Notes and Warrants

1)           Issuance of 12% Convertible Promissory Note and Warrants and 3% Convertible Promissory Notes and Warrants

During 2007 and 2008, the Company issued a 12% convertible promissory note in the principal amount of $5,000,000 and warrants and 3% convertible promissory notes in the principal amount of $50,000,000 and warrants. The warrants and embedded conversion feature were classified as equity under EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (ASC Topic 815-40) and met the other criteria in paragraph 11(a) of Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” (ASC Topic 815-10-15-74). The Company allocated the proceeds of the convertible promissory notes between convertible promissory notes and the financial instruments related to warrants associated with convertible promissory notes based on their relative fair values at the commitment date. The fair value of the financial instruments related to warrants associated with convertible promissory notes was determined utilizing the Black-Scholes option pricing model and the respective allocated proceeds to the warrants is recorded in additional paid-in capital. The embedded beneficial conversion feature associated with convertible promissory notes was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital in accordance with EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” (ASC Topic 470-20) and EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” (ASC Topic 470-20).

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

2)           Debt Restructuring and Issuance of 1% Convertible Promissory Notes

On April 2, 2009, the Company entered into a new financing arrangement with the holders of the 3% convertible promissory notes and warrants and a new investor. The Company provided an inducement conversion offer to a new investor who exchanged 3% convertible promissory notes in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 307,035,463 shares of the Company’s common stock (the original conversion price is $1.65 per share convertible into 28,282,227 shares). Pursuant to paragraph 21 of EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” (ASC Topic 470-20), all the unamortized debt discount (including the discount from an allocation of proceeds to the warrants and the discount originated by the beneficial conversion feature) of the relevant 3% convertible promissory notes remaining at the date of conversion were immediately recognized as expenses and is included in amortization of deferred charges and debt discount in the consolidated statement of operations. The Company also accounted for the inducement conversion offer according to SFAS No. 84 “Induced Conversions of Convertible Debt” (ASC Topic 470-20). To induce conversion, the Company has reduced the conversion price and also granted an option to purchase an aggregate of 122,814,185 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000, exercisable for a three-month period. The Company recognized non-cash debt conversion charges equal to the fair value of the incremental consideration (including both reduction in the conversion price and grant of purchase option) given as of the date the inducement offer is accepted by a new investor. The fair value of the purchase option was determined utilizing Black-Scholes option pricing model.

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

(L) Early Redemption of Convertible Promissory Notes

Should early redemption of convertible promissory notes occur, the unamortized portion of the associated deferred charges and debt discount would be fully written off and any early redemption premium will be recognized as expense upon its occurrence. All related charges, if material, would be aggregated and included in a separate line “charges on early redemption of convertible promissory notes”. Such an expense would be included in ordinary activities on the consolidated statements of operations as required by SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (ASC Topic 470-50).

(M) Revenue Recognition

For advertising services, the Company recognizes revenue in the period when advertisements are either aired or published. Revenues from advertising barter transactions are recognized in the period during which the advertisements are either aired or published. Expenses from barter transactions are recognized in the period as incurred. Barter transactions are accounted in accordance with EITF Issue No. 99-17 “Accounting for Advertising Barter Transactions” (ASC Topic 605-20-25), which are recorded at the fair value of the advertising provided based on the Company’s own historical practice of receiving cash for similar advertising from buyers unrelated to the counterparty in the barter transactions. The amounts included in advertising services revenue and general and administrative for barter transactions were approximately $nil, $41,000 and $nil for the years ended December 31, 2009, 2008 and 2007 respectively.

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

The diluted net loss per share is the same as the basic net loss per share for the years ended December 31, 2009, 2008 and 2007 as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

(R) Operating Leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Payments made under operating leases are charged to the consolidated statements of operations on a straight-line basis over the lease period.

(S) Foreign Currency Translation

The assets and liabilities of the Company’s subsidiaries and variable interest entities denominated in currencies other than U.S. dollars are translated into U.S. dollars using the applicable exchange rates at the balance sheet date. For consolidated statements of operations’ items, amounts denominated in currencies other than U.S. dollars were translated into U.S. dollars using the average exchange rate during the period. Equity accounts were translated at their historical exchange rates. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholders’ equity as accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are reflected in the consolidated statements of operations.

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

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740)—Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities (formerly proposed as FASB Staff Position No. 48-d, Application Guidance for Pass-Through Entities and Tax-Exempt Not-for-Profit Entities and Disclosure Modifications for Nonpublic Entities), which amended Accounting Standards Codification Subtopic 740-10, Income Taxes – Overall. ASU 2009-06 clarifies that an entity’s assertion that it is a pass-through entity is a tax position and should be assessed in accordance with Subtopic 740-10. Additionally, the ASU provides implementation guidance on the attribution of income taxes to entities and owners. The revised guidance is effective for periods ending after September 15, 2009. Management is currently evaluating the potential impact of ASU2010-6 on our financial statements.

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

In October 2009, the FASB issued ASU 2009-14, “Certain Arrangements That Include Software Elements, (amendments to ASC Topic 985, Software)” (“ASU 2009-14”). ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU 2009-14 on our financial statements.

In October, 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”( amendments to ASC Topic 470, Debt)” (“ASU 2009-15”), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   Management is currently evaluating the potential impact of ASU 2009-15 on our financial statements.

In December 2009, FASB issued ASU 2009-16 Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets ("ASU 2009-16"). ASU 2009-16 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in ASU 2009-16 improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009.  Management is currently evaluating the potential impact of ASU2009-16 on our financial statements.

In December 2009, FASB issued ASU 2009-17 Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ("ASU 2009-17"). ASU 2009-17 amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise's involvement in variable interest entities. ASU 2009-17 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. Management is currently evaluating the potential impact of ASU209-17 on our financial statements.

In January 2010, FASB issued ASU 2010-2 Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification ("ASU 2010-2"). ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 is effective for the Company starting January 3, 2010. Management is currently evaluating the potential impact of ASU2010-2 on our financial statements.

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. Management is currently evaluating the potential impact of ASU2010-9 on our financial statements.

NOTE 3                   RESTATEMENT AND RECLASSIFICATION

(A) Restatement of Financial Results

On October 10, 2008, the Company filed a Current Report on Form 8-K to announce that the Company’s Board of Directors, based upon the consideration of issues addressed in the SEC review and the recommendation of the Audit Committee, determined that the Company should restate its previously issued consolidated financial statements for the year ended December 31, 2007 and unaudited consolidated financial statements for the interim periods ended March 31, 2008 and June 30, 2008.

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

For the year ended December 31, 2007	As Previously Reported	Restatement Adjustments	As Restated
Interest and Other Debt-Related Expenses
Amortization of deferred charges and debt discount	$4,866,351	$(4,659,960)	$206,391
Net loss attributable to NCN common stockholders	(19,306,579)	4,659,960	(14,646,619)
Comprehensive loss	(19,244,762)	4,659,960	(14,584,802)
Net loss per common share – basic and diluted	$(0.28)	$0.07	$(0.21)

As of December 31, 2007	As Previously Reported	Restatement Adjustments	As Restated
Liabilities
3% convertible promissory notes due 2011, net	$12,545,456	$(4,659,960)	$7,885,496
Total liabilities	20,780,493	(4,659,960)	16,120,533
Stockholders’ Equity
Accumulated deficit	(29,829,059)	4,659,960	(25,169,099)
Total stockholder’s equity	$5,978,976	$4,659,960	$10,638,936

(B) Reclassification

To better present the results of the Company, the “by function of expense” method for the presentation of the statements of operations and comprehensive loss has been adopted. Comparative amounts for prior periods have been reclassified in order to achieve a consistent presentation.

In addition, the Company completed the disposal of travel network during the year ended December 31, 2008. As a result of the disposal, the consolidated financial statements of the Company reflect travel network operation as discontinued operations for all presented periods. Accordingly, revenues and costs and expenses of travel network have been excluded from the respective accounts in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes, as “Net Loss from Discontinued Operations, Net of Income Taxes. For details, please refer to Note 18 – Discontinued Operations.

The above reclassification does not have an effect on net loss and net loss per share.

NOTE 4                   SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal consolidated subsidiaries and variable interest entities as of December 31, 2009 were as follows:

Name	Place of Incorporation	Ownership interest attributable to the Company	Principal activities
NCN Group Limited	BVI	100%	Investment holding
NCN Media Services Limited	BVI	100%	Investment holding
NCN Travel Services Limited	BVI	100%	Dormant
Linkrich Enterprise Advertising and Investment Limited	Hong Kong	100%	Investment holding
Crown Winner International Limited	Hong Kong	100%	Investment holding
Cityhorizon Limited	Hong Kong	100%	Investment holding
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
Crown Eagle Investment Limited	Hong Kong	100%	Dormant
Profit Wave Investment Limited	Hong Kong	100%	Dormant
NCN Huamin Management Consultancy (Beijing) Company Limited	PRC	100%	Provision of administrative and management services
Shanghai Quo Advertising Company Limited	PRC	100%	Provision of advertising services
Teda (Beijing) Hotels Management Limited	PRC	100%	Dormant; undergoing liquidation process
Huizhong Lianhe Media Technology Co., Ltd.	PRC	100%	Provision of high-tech services
Beijing Huizhong Bona Media Advertising Co., Ltd.	PRC	100%	Provision of advertising services
Huizhi Botong Media Advertising Beijing Co., Ltd.	PRC	100%	Provision of advertising services
Yi Gao Shanghai Advertising Limited	PRC	100%	Provision of advertising services

Remarks:

1) During the year ended December 31, 2009, the Company’s variable interest entity, Quo Advertising, disposed of its entire 51% equity interests of Xuancaiyi, a PRC advertising company which has maintained minimal operation since the beginning of 2009, to the minority shareholders of Xuancaiyi at $nil consideration. Accordingly, the Company recorded a loss on deconsolidation of variable interest entity of $8,178 included in general and administrative expenses on the consolidated statements of operations during the year ended December 31, 2009.

2) During the year ended December 31, 2009, the Company’s variable interest entity, Quo Advertising, disposed of its entire 60% equity interests of Qingdao Zhongan Boyang, a PRC advertising company at $nil consideration. Accordingly, the Company recorded a gain on deconsolidation of variable interest entity of $22,516 included in general and administrative expenses on the consolidated statements of operations during the year ended December 31, 2009.

3) The Company winded up its wholly owned subsidiary, namely, Cityhorizon Limited, a BVI company engaging in investment holding during the year ended December 31, 2009.

4) In late 2009, the Company established its wholly-owned subsidiary, namely, Yi Gao Shanghai Advertising Limited.

NOTE 5                   BUSINESS COMBINATIONS

(A)	Transactions Completed in 2007

1.	Acquisition of Quo Advertising

On January 31, 2007, the Company acquired 100% of the equity interests of Quo Advertising, an advertising agency headquartered in Shanghai, China, pursuant to a Purchase and Sales Agreement and Trust Agreements entered with independent third parties dated January 24, 2007. The acquisition helped the Company to grow its advertising business in China. The Company paid $64,000 in cash and issued 300,000 shares of the Company’s common stock of par value of $0.001 each, totaling $843,600 in exchange for 100% of the equity interest of Quo Advertising. The total consideration was $907,600.

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

The purchase consideration, to be paid fully in cash, is payable as follows:

1.	An initial payment of RMB2,500,000 (approximately $330,000);

2.	Up to RMB 2,454,300 (approximately $337,000) based on Xuancaiyi’s net profit for the four months ended December 31, 2007;

3.	Up to RMB 1,834,500 (approximately $252,000) based on Xuancaiyi’s net profit for the first quarter of fiscal year 2008;

4.	Up to RMB 1,827,400 (approximately $251,000) based on Xuancaiyi’s net profit for the second quarter of fiscal year 2008;

5.	Up to RMB1,819,100 (approximately $250,000) based on Xuancaiyi’s net profit for the third quarter of fiscal year 2008; and

6.	Up to RMB1,809,700 (approximately $248,000) based on Xuancaiyi’s net profit for the fourth quarter of fiscal year 2008.

The initial payment of RMB2,500,000 (equivalent to $330,000) was made in September 2007. The allocation of the initial payment is as follows:

Cash	$57,971
Prepaid expenses and other current assets, net	82,150
Equipment, net	6,955
Intangible right	586,066
Accounts payable, accrued expenses and other payables	(85,833)
Noncontrolling interests	(317,181)
Total purchase price	$330,128

Identifiable intangible right of $586,066 is measured at fair value as of the date of the acquisition and is amortized over 16 months based on initial contract period with Xuancaiyi’s media partner.

As Xuancaiyi failed to achieve the net profit targets in each of the above periods, no further cash payment has been made with respect to the above earn-out consideration.

(B)	Transactions Completed in 2008

1.           Acquisition of Cityhorizon BVI

On January 1, 2008, the Company and its wholly owned subsidiary Cityhorizon Limited (“Cityhorizon Hong Kong”), a Hong Kong company, entered into a Share Purchase Agreement with Cityhorizon BVI, Lianhe, a wholly owned subsidiary of Cityhorizon BVI, Bona, a wholly owned subsidiary of Cityhorizon BVI, and a third party who is the sole shareholder of Cityhorizon BVI pursuant to which the Company, through its subsidiary Cityhorizon Hong Kong, acquired 100% of the issued and outstanding shares of Cityhorizon BVI from the third party . Pursuant to the Share Purchase Agreement, the Company in January 2008 paid the third party $5,000,000 in cash and issued the third party 1,500,000 shares of restricted common stock of par value of $0.001 each, totaling $3,738,000. The total purchase consideration was $8,738,000. The purpose of the acquisition was to strengthen the Company’s media network in China.

The acquisition has been accounted for using the purchase method of accounting and the results of operations of Cityhorizon BVI, Lianhe and Bona have been included in the Company's consolidated statement of operations since the completion of the acquisition on January 1, 2008.

The allocation of the purchase price is as follows:

Cash	$2,427,598
Prepayments for advertising operating rights	2,450,794
Prepayments and other current assets, net	170,347
Equipment, net	1,995,702
Intangible assets, net	1,973,865
Accounts payable, accrued expenses and other payables	(280,306)
Total purchase price	$8,738,000

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

In addition, as of January 1, 2008, Lianhe committed to extend loan totaling $137,179 to the registered shareholders of Botong for the purpose of financing such shareholders’ investment in Botong. Through the above contractual arrangements, Lianhe becomes the primary beneficiary of Botong which becomes a variable interest entity. The results of operations of Botong have been included in the Company's consolidated statement of operations since January 1, 2008.

On January 1, 2008, the net assets of Botong were as follows:
Cash	$653
Prepaid expenses and other current assets, net	102,154
Equipment, net	599,348
Intangible asset	551,031
Accounts payable, accrued expenses and other payables	(1,116,007)
Net assets	$137,179

Identifiable intangible asset with a fair value of $551,031 as of the effective date of Lianhe and Botong entering into the above contractual arrangements is amortized over the remaining contract period of Botong’s advertising operating right.

(C)	Unaudited Pro Forma Consolidated Financial Information

1.           Disclosure for the year ended December 31, 2007

The table below summarizes the unaudited pro forma results of operations assuming the acquisitions of Quo Advertising and Xuancaiyi were completed on January 1, 2007. These unaudited pro forma results have been prepared for information purposes only and do not purport to be indicative of what the operating results would have been had the acquisitions actually taken place on January 1, 2007, and may not be indicative of future operating results.

Year ended December 31,2007
(Unaudited) (Restated)
Revenues	$27,619,599
Net loss before income taxes and noncontrolling interests	$(14,807,565)
Net loss attributable to NCN common stockholders	$(14,753,561)
Net loss per share - Basic and diluted	$(0.22)

2.           Disclosure for the year ended December 31, 2008

As the acquisition of Cityhorizon BVI and consolidation of Botong was on January 1, 2008, no pro-forma consolidated financial information was required to be prepared according to FASB Statements No.141, “Business Combinations"(ASC Topic805).

NOTE 6                   ACCOUNTS RECEIVABLE, NET

 Accounts receivable, net as of December 31, 2009 and 2008 consisted of the following:

	2009	2008
Accounts receivable	$93,909	$817,643
Less: allowance for doubtful debts	(3,844)	(600,241)
Total	$90,065	$217,402

For the year ended December 31, 2009, the Company recorded a net write-back of allowance for doubtful debts for accounts receivable of $421,172. For the years ended December 31, 2008 and 2007, the Company recorded an allowance for doubtful debts for accounts receivable of $598,060 and $nil respectively. Such allowance for doubtful debt and net write-back of allowance for doubtful debts were included as net write-back of / (allowance for) doubtful debts on the consolidated statements of operations.

The Company recorded a write-off of certain allowance for doubtful debts for accounts receivable of $175,593, $nil and $nil for the years ended December 31, 2009, 2008 and 2007 respectively.

NOTE 7                   PREPAYMENTS FOR ADVERTISING OPERATING RIGHTS, NET

Prepayments for advertising operating rights, net as of December 31, 2009 and 2008 were as follows:

	2009	2008
Gross carrying amount
Beginning	$24,606,150	$14,627,129
Addition	2,069,739	7,455,360
Transfer from prepaid expenses and other current assets	-	2,283,791
Write off	(23,907,912)	-
Translation adjustments	39,061	239,870
Total gross carrying amount	2,807,038	24,606,150

Accumulated amortization
Beginning	(16,275,735)	(990,951)
Transfer from accrued advertising operating rights fee	(733,000)	-
Amortization for the year	(1,388,980)	(15,167,456)
Write off	16,031,388	-
Translation adjustments	16,625	(117,328)
Total accumulated amortization	(2,349,702)	(16,275,735)

Provision for impairment
Beginning	(7,912,303)	-
Addition	-	(7,979,808)
Write off	7,876,523	-
Translation adjustments	(73,317)	67,505
Total Provision for impairment	(109,097)	(7,912,303)

Prepayments for advertising operating rights, net	$348,239	$418,112

Total amortization expense of prepayments for advertising operating rights of the Company for the years ended December 31, 2009, 2008 and 2007 were $1,388,980, $15,167,456 and $990,951 respectively. The amortization expense of prepayments for advertising operating rights was included as cost of advertising services on the consolidated statement of operations.

Provision for impairment

As the Company recorded a continuous net loss, the Company performed an impairment review of its prepayments for advertising operating rights. The Company compared the carrying amount of the prepayments for advertising operating rights of each project to the sum of the undiscounted cash flows expected to be generated. For those projects with carrying values exceeding undiscounted cash flows, the Company determined their fair values using a discounted cash flow analysis. Accordingly, the Company recorded an impairment loss of $nil, $7,979,808 and $nil for the years ended December 31, 2009, 2008 and 2007 in relation to the prepayments for certain advertising operating rights projects. The impairment loss was included as non-cash impairment charges on the consolidated statement of operations.

For the years ended December 31, 2009, 2008 and 2007, the Company recorded a write-off of provision for impairment losses against cost and accumulated amortization of certain prepayments for advertising operating rights amounted to $7,876,523, $nil and $nil respectively.

NOTE 8                   PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of December 31, 2009 and 2008 were as follows:

	2009	2008
Rental deposits	$91,548	$93,294
Deposits paid for soliciting potential media projects	-	3,109,609
Payments from customers withheld by a third party	1,404,977	1,402,751
Receivable from a related party (Note 16)	413,309	-
Other receivables	10,914	2,937,228
Prepaid expenses	158,722	222,679
Sub-total	2,079,470	7,765,561
Less: allowance for doubtful debts	(1,413,563)	(7,135,429)
Total	$665,907	$630,132

For the year ended December 31, 2009, the Company recorded a net write-back of allowance for doubtful debts for prepaid expenses and other current assets of $121,599, while for the years ended December 31, 2008 and 2007, the Company recorded an allowance for doubtful debts for prepaid expenses and other current assets of $7,140,983 and $10,716 respectively. The allowance for doubtful debts for other receivables was included in net write-back of / (allowance for) doubtful debts and net loss from discontinued operations, net of income taxes on the consolidated statements of operations.

The Company wrote off certain allowance for doubtful debts for prepaid expenses and other current assets of $5,601,974, $nil and $nil for the years ended December 31, 2009, 2008 and 2007 respectively.

NOTE 9                   EQUIPMENT, NET

Equipment, net as of December 31, 2009 and 2008 consisted of the following:

	2009	2008
Media display equipment	$5,230,837	$5,389,316
Office equipment	321,257	484,827
Furniture and fixtures	15,566	54,520
Construction in progress	-	378,106
Sub-Total	5,567,660	6,306,769
Less: accumulated depreciation	(1,232,235)	(928,466)
Less: provision for impairment	(2,945,734)	(2,980,679)
Total	$1,389,691	$2,397,624

Depreciation expenses for the years ended December 31, 2009, 2008 and 2007 amounted to $475,214, $917,428 and $56,603 respectively.

Provision for impairment

As the Company recorded a continuous net loss, the Company performed an impairment review of its equipment. The Company compared the carrying value of its equipment to the sum of the undiscounted cash flows expected to be generated. For those assets with carrying values exceeding undiscounted cash flows, the Company determined their fair values using a discounted cash flow analysis. Accordingly, the Company recorded an impairment loss of $454,904, $2,977,915 and $nil for certain media display equipment for the years ended December 31, 2009, 2008 and 2007. The impairment loss was included as non-cash impairment charges in the consolidated statements of operations.

For the years ended December 31, 2009, 2008 and 2007, the Company recorded a write-off of provision for impairment losses against cost and accumulated amortization of equipment amounted to $494,953, $nil and $nil respectively.

Pledge of Equipment

Upon the completion of debt restructuring in April 2009, no equipment has been pledged by the Company.

NOTE 10                INTANGIBLE ASSETS, NET

Intangible assets, net as of December 31, 2009 and 2008 were as follows:

	2009	2008
Amortized intangible rights
Gross carrying amount	$551,031	$7,137,097
Less: accumulated amortization	(203,448)	(1,312,790)
Less: provision for impairment loss	(347,583)	(5,375,000)
Amortized intangible rights, net	-	449,307

Amortized acquired application systems
Gross carrying amount	1,973,865	1,973,865
Less: accumulated amortization	(197,388)	(197,388)
Less: provision for impairment loss	(1,776,477)	(1,776,477)
Amortized acquired application systems, net	-	-

Intangible assets, net	$-	$449,307

Total amortization expense of intangible assets of the Company for the years ended December 31, 2009, 2008 and 2007 amounted to $101,724, $1,038,662 and $472,032 respectively.

Provision for impairment

Total non-cash impairment charges recorded for intangible assets of the Company for the years ended December 31, 2009, 2008 and 2007 amounted to $347,583, $7,151,477 and $1,332,321 respectively. They were included in non-cash impairment charges and net loss from discontinued operations, net of income taxes in the consolidated statements of operations.

a)           In Fiscal 2007

In 2007, the Company compared the undiscounted cash flows expected to be generated to the carrying value of Quo Advertising’s intangible right as a result of the non-LED business of Quo Advertising is shrinking and recording a continuous operating loss. The Company determined that the intangible right of Quo Advertising which associated with non-LED advertising business should be fully provided with impairment loss. An impairment loss of $516,419 for intangible right of Quo Advertising was recorded for the year ended December 31, 2007. In fiscal 2008, the Company wrote-off the intangible right of Quo Advertising.

For the intangible right of Tianma, which associated with operating right to conduct tour business, the Company compared the undiscounted cash flows to the carrying values of Tianma’s intangible right as a result of continuous operating loss recorded by Tianma in 2007. The Company has determined the intangible right should be fully provided with impairment loss based on discounted cash flow model. Accordingly, the Company recorded an impairment loss of $815,902 for intangible right of Tianma for the year ended December 31, 2007. In fiscal 2008, the Company wrote-off the intangible right of Tianma.

b)           In Fiscal 2008

In 2008, the Company performed impairment review on its intangible right acquired in 2006 for managing and operating 120 LED outdoor advertising video panels in the Changning district of Shanghai, China as a result of limited revenue being generated from such media project. The Company determined that the intangible right of such media project should be fully provided with impairment loss based on discounted cash flow analysis. Accordingly, the Company recorded an impairment loss of $5,375,000 for such intangible right for the year ended December 31, 2008. In fiscal 2009, the Company wrote-off the intangible right of such media project.

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

c)           In Fiscal 2009

In 2009, the Company performed impairment review on the intangible rights arisen from the consolidation of Botong. Such intangible right was related to the acquired advertising operating right for operating 1 mega-size LED billboard at Haoyou Emporium in Beijing. The Company determined that such intangible right should be fully provided with impairment loss based on discounted cash flow analysis. Accordingly, the Company recorded an impairment loss of $347,583 for such intangible right for the year ended December 31, 2009.

NOTE 11                DEFERRED CHARGES, NET

Deferred charges, net as of December 31, 2009 and 2008 were as follows:

	2009	2008
Deferred charges	$250,000	$1,700,000
Less: accumulated amortization	(58,009)	(457,042)
Total	$191,991	$1,242,958

Total amortization of deferred charges for the years ended December 31, 2009, 2008 and 2007 amounted to $1,189,214, $527,885 and $29,157 respectively. They were included as amortization of deferred charges and debt discount in the consolidated statements of operations.

Pursuant to the debt restructuring in April, 2009, all the associated unamortized deferred charges of the 3% Convertible Promissory Notes at the date of transaction were immediately recognized as expenses and included as interest and other debt-related expenses. For details, please refer to Note 13 – Convertible Promissory Notes and Warrants.

NOTE 12	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of December 31, 2009 and 2008 consisted of the following:

	2009	2008

Accounts payable	$105,957	$801,627
Accrued professional fee	468,942	461,953
Accrued staff benefit and related fees	908,832	1,028,049
Accrued interest expenses	12,603	1,467,417
Other accrued expenses	558,369	839,519
Payable to a related party (Note 16)	17,692	-
Other payables	215,664	978,639
Total	$2,288,059	$5,577,204

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

As of December 31, 2009, none of the warrants associated with 12% Convertible Promissory Note was exercised.

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

Pursuant to a note exchange and option agreement, dated April 2, 2009 (the “Note Exchange and Option Agreement”), between the Company and Keywin Holdings Limited (“Keywin”), Keywin exchanged the 3% Convertible Promissory Notes in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 307,035,463 shares of the Company’s common stock and an option to purchase an aggregate of 122,814,185 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000, exercisable for a three-month period commencing on April 2, 2009 (the “Keywin Option”). Pursuant to the first and second amendments, the exercise period of such option was subsequently extended to a six-month period ended October 1, 2009 and nine-month period ended January 1, 2010 respectively. As of December 31, 2009, such option to purchase the Company’s common stock has not been exercised.

On January 1, 2010, the Company and Keywin entered into the third Amendment, pursuant to which the Company agreed to extend the exercise period to an eighteen-month period ending on October 1, 2010, and provide the Company with the right to unilaterally terminate the exercise period upon 30 days’ written notice,

Pursuant to a note exchange agreement, dated April 2, 2009, among the Company and the Investors, the parties agreed to cancel the 3% Convertible Promissory Notes in the principal amount of $5,000,000 held by the Investors (including all accrued and unpaid interest thereon), and all of the Warrants, in exchange for the Company’s issuance of new 1% Unsecured Senior Convertible Promissory Notes due 2012 in the principal amount of $5,000,000 (the “1% Convertible Promissory Notes”). The 1% Convertible Promissory Notes bear interest at 1% per annum, payable semi-annually in arrears, mature on April 1, 2012, and are convertible at any time into shares of our common stock at an initial conversion price of $0.02326 per share, subject to customary anti-dilution adjustments. In addition, in the event of a default, the holders will have the right to redeem the 1% Convertible Promissory Notes at 110% of the principal amount, plus any accrued and unpaid interest. The parties also agreed to terminate the security agreement and release all security interests arising out of the Purchase Agreement and the 3% Convertible Promissory Notes.

The following table details the accounting treatment of the convertible promissory notes:

	12% Convertible Promissory Note	3% Convertible Promissory Notes (first and second tranches)	3% Convertible Promissory Notes (third tranche)	1% Convertible Promissory Notes	Total
Proceeds of convertible promissory notes	$5,000,000	$15,000,000	$35,000,000	$5,000,000	$60,000,000
Allocation of proceeds:
Allocated relative fair value of warrants	(333,670)	(2,490,000)	(5,810,000)	-	(8,633,670)
Allocated intrinsic value of beneficial conversion feature	-	(4,727,272)	(11,030,303)	(1,447,745)	(17,205,320)
Total net proceeds of the convertible promissory notes	4,666,330	7,782,728	18,159,697	3,552,255	34,161,010
Repayment of 12% convertible promissory note	(5,000,000)	-	-	-	(5,000,000)
Conversion of 3% convertible promissory notes of $45 million	-	(15,000,000)	(30,000,000)	-	(45,000,000)
Cancellation of 3% convertible promissory notes of $5 million	-	-	(5,000,000)	-	(5,000,000)
Amortization of debt discount	333,670	7,217,272	16,840,303	302,679	24,693,924
Net carrying value of convertible promissory notes as of December 31, 2009	$-	$-	$-	$3,854,934	$3,854,934

Amortization of Deferred Charges and Debt Discount

The amortization of deferred charges and debt discount for the year ended December 31, 2009 was as follows:

	Warrants	Conversion Features	Deferred Charges	Total
12% convertible promissory note	$-	$-	$-	$-
3% convertible promissory notes	5,996,879	11,385,091	1,131,205	18,513,175
1% convertible promissory notes	-	302,679	58,009	360,688
Total	$5,996,879	$11,687,770	$1,189,214	$18,873,863

The amortization of deferred charges and debt discount for the year ended December 31, 2008 was as follows:

	Warrants	Conversion Features	Deferred Charges	Total
12% convertible promissory note	$259,204	$-	$80,700	$339,904
3% convertible promissory notes	1,657,004	3,145,827	447,185	5,250,016
1% convertible promissory notes	-	-	-	-
Total	$1,916,208	$3,145,827	$527,885	$5,589,920

The amortization of deferred charges and debt discount for the year ended December 31, 2007 was as follows:

	Warrants	Conversion Features	Deferred Charges	Total
12% convertible promissory note	$74,466	$-	$19,301	$93,767
3% convertible promissory notes	35,456	67,312	9,856	112,624
1% convertible promissory notes	-	-	-	-
Total	$109,922	$67,312	$29,157	$206,391

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

On February 13, 2008, the Company fully redeemed 12% Convertible Promissory Note at a redemption price equal to 100% of the principal amount of $5,000,000 plus accrued and unpaid interest. Accordingly, all the associated unamortized deferred charges and unamortized debt discount of $48,261 and $149,885, respectively, at the date of redemption were immediately recognized as expenses and included in amortization of deferred charges and debt discount on the consolidated statements of operations for the year ended December 31, 2008.

On April 2, 2009, Keywin exchanged 3% Convertible Promissory Notes in the principal amount of $45,000,000 and all accrued and unpaid interest thereon, for 307,035,463 shares of the Company’s common stock. All the associated unamortized deferred charges and unamortized debt discount of the 3% Convertible Promissory Notes in the principal amount of $45,000,000 amounting to $1,005,774 and $15,930,054, respectively, at the date of conversion were immediately recognized as expenses and included in amortization of deferred charges and debt discount on the consolidated statements of operations for the year ended December 31, 2009.

Non-cash debt conversion charges

Pursuant to the debt restructuring in April 2009, the Company provided an inducement conversion offer to Keywin who exchanged 3% Convertible Promissory Notes in the principal amount of $45,000,000 and all accrued and unpaid interest thereon, for 307,035,463 shares of the Company’s common stock. To induce conversion, the Company has reduced the conversion price and additionally granted an option to Keywin to purchase an aggregate of 122,814,185 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000, exercisable for a three-month period. Accordingly, for the year ended December 31, 2009, the Company recognized a non-cash debt conversion charge of $10,204,627 equal to the fair value of the incremental consideration (including both reduction in the conversion price and grant of the purchase option). The fair value of the purchase option was determined utilizing Black-Scholes option pricing model. The following assumptions and estimates were used: volatility of 129%; an average risk-free interest rate of 0.22%; dividend yield of 0%; and an expected life of 3 months.

Loss on early extinguishment of debt

As aforementioned, on April 2, 2009, the Company, the Investors agreed to cancel the 3% Convertible Promissory Notes in the principal amount of $5,000,000 held by the Investors (including all accrued and unpaid interest thereon), and all of the Warrants, in exchange for the Company’s issuance of the 1% Unsecured Senior Convertible Promissory Notes in the principal amount of $5,000,000. The Company determined that the 3% Convertible Promissory Notes and the 1% Convertible Promissory Notes were with substantially different terms and hence reported in the same manner as an extinguishment of the 3% Convertible Promissory Notes and issuance of the 1% Convertible Promissory Notes. Accordingly, all the associated unamortized deferred charges and unamortized debt discount of the 3% Convertible Promissory Notes in the principal amount of $5,000,000 amounted to $111,753 and $1,770,006 respectively at the date of extinguishment were immediately recognized as expenses and all the accrued and unpaid interest of $185,075 at the date of extinguishment were recognized as income. Such expenses, net of income amounted to $1,696,684 were included in the loss on early extinguishment of debt on the consolidated statements of operations for the year ended December 31, 2009.

Interest Expense

The following table details the interest expenses:

	For the years ended December 31,
	2009	2008	2007
12% convertible promissory note	$-	$69,041	$122,803
3% convertible promissory notes	383,334	1,423,417	-
1% convertible promissory notes	37,397	-	-
Total	$420,731	$1,492,458	$122,803

NOTE 14                COMMITMENTS AND CONTINGENCIES

(A)  Commitments

1. Rental Lease Commitment

The Company’s existing rental leases do not contain significant restrictive provisions. The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases as of December 31, 2009:

Fiscal years ending December 31,
2010	$395,317
2011	70,035
Total	$465,352

Rent expense for the years ended December 31, 2009, 2008 and 2007 was $ 381,093, $1,390,070 and $593,441 respectively.

2. Annual Advertising Operating Rights Fee Commitment

The Company, through its through its PRC operating companies has acquired advertising rights from third parties to operate different types of advertising panels for certain periods.

The following table sets forth the estimated future annual commitment of the Company with respect to the advertising operating rights of panels that the Company held as of December 31, 2009:

Fiscal years ending December 31,
2010	$1,569,640
2011	513,248
2012	588,439
2013	94,642
Thereafter	45,370
Total	$2,811,339

3. Capital commitments

As of December 31, 2009, the Company had commitments for capital expenditures in connection with construction of roadside advertising panels and mega-size advertising panels of approximately $18,000.

(B) Contingencies

The Company accounts for loss contingencies in accordance with SFAS No. 5 “Accounting for Loss Contingencies” (ASC Topic 450) and other related guidelines. Set forth below is a description of certain loss contingencies as of December 31, 2009 and management’s opinion as to the likelihood of loss in respect of loss contingency.

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

In July 2009, the Beijing Arbitration Commission made a judgment that Huamin is liable to pay Chengtian of $280,000. In October, 2009, the Company appealed to Beijing Second Intermediate People's Court against the arbitration decision. On December 18, 2009, Beijing Second Intermediate People’s Court made a final judgment to rescind the original judgment made by the Beijing Arbitration Commission. At present, no further legal actions have been taken or lawsuit was filed by Chengtian against Huamin. The Company do not believe that the outcome of this litigation will have a material impact on its consolidated financial statements, or its results of operations.

NOTE 15                STOCKHOLDERS’ EQUITY

(A)	Stock, Options and Warrants Issued for Services

1. In February 2006, the Company issued an option to purchase up to 225,000 shares of common stock to its legal counsel at an exercise price of $0.10 per share. So long as the counsel’s relationship with the Company continues, one-twelfth of the shares underlying the option vested and became exercisable each month from the date of issuance. The option was exercisable for 120 days after termination of the relationship. The fair market value of the option was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following assumptions and estimates: expected dividend 0%, volatility 147%, a risk-free rate of 4.5% and an expected life of one (1) year. The value of an option recognized for the years ended December 31, 2009, 2008 and 2007 were $nil, $nil and $1,317 respectively. The option was exercised in April 2007.

 2. In August 2006, the Company issued a warrant to purchase up to 100,000 shares of restricted common stock to a consultant at an exercise price $0.70 per share. One-fourth of the shares underlying the warrant became exercisable every 45 days beginning from the date of issuance. The warrant remains exercisable until August 25, 2016. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following assumptions and estimates: expected dividend 0%, volatility 192%, a risk-free rate of 4.5% and an expected life of one (1) year. The value of the warrant recognized for the years ended December 31, 2009, 2008 and 2007 were $nil, $nil and $26,604 respectively.

3. In April 2007, the Company issued 45,000 S-8 shares of common stock of par value of $0.001 each, totaling $18,000 to its legal counsel for services rendered.

4. In April 2007, the Company issued 377,260 S-8 shares of common stock of par value of $0.001 each, totaling $85,353 to its directors and officers for services rendered.

5. In July 2007, NCN Group Management Limited entered into Executive Employment Agreements (the “Agreements”) with Godfrey Hui, Deputy Chief Executive Officer (former Chief Executive Officer), Daniel So, former Managing Director, Daley Mok, former Chief Financial Officer, Benedict Fung, former President, and Stanley Chu, former General Manager. Pursuant to the Agreements, each executive was granted shares of the Company’s common stock subject to annual vesting over five years in the following amounts: Mr. Hui, 2,000,000 shares; Mr. So, 2,000,000 shares; Dr. Mok, 1,500,000 shares; Mr. Fung, 1,200,000 shares and Mr. Chu, 1,000,000 shares. However, Mr. So, Mr. Fung and Mr. Chu resigned from their respective positions in January 2009 and Mr. Mok was removed as the Company’s Chief Financial Officer in June 2009. Further, on July 15, 2009, NCN Group Management Limited entered into a new executive employment agreement with Godfrey Hui, in connection with his services to the Company as the Deputy Chief Executive Officer. Accordingly, they are no longer entitled to those shares that will be vested on December 31, 2009, 2010 and 2011 in the following amounts: Mr. So, 1,500,000 shares; Mr. Fung, 970,000 shares, Mr. Chu, 790,000 shares; Mr. Mok, 1,200,000 shares; and Mr. Hui, 1,500,000 shares. In connection with these stock grants and in accordance with SFAS 123R (ASC Topic 718), the Company recognized non-cash stock-based compensation of $nil, $2,797,200 and $1,709,400 included in general and administrative expenses on the consolidated statement of operations for the years ended December 31, 2009, 2008 and 2007 respectively. Out of the total shares granted under the Agreements, on January 2, 2008, an aggregate of 660,000 shares with par value of $0.001 each were vested and issued to the concerned executives. On July 28, 2009, an aggregate of 500,000 shares with par value of $0.001 each were vested and issued to certain concerned executives.

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

8. In September 2007, the Company entered into a service agreement with independent directors Peter Mak, Ronglie Xu (who hold office until July 2, 2009), Joachim Burger (who resigned as a director of the Company on September 30, 2008), Gerd Jakob (who resigned as a director of the Company on May 5, 2009) and Edward Lu (who hold office until July 2, 2009). Pursuant to the service agreements, each independent director was granted shares of the Company’s common stock subject to a vesting period of ten months in the following amounts: Peter Mak: 15,000 shares; Ronglie Xu: 15,000 shares; Joachim Burger: 15,000 shares, Gerd Jakob: 10,000 shares and Edward Lu: 10,000 shares. In connection with these stock grants and in accordance with SFAS 123R (ASC Topic 718), the Company recognized $nil, $86,970 and $57,980 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statement of operation for the years ended December 31, 2009, 2008 and 2007 respectively. On July 21, 2008, an aggregate of 65,000 shares of common stock of par value of $0.001 each were vested and issued to the independent directors.

9. In November 2007, the Company issued a warrant to purchase up to 300,000 shares of restricted common stock to a placement agent for provision of agency services in connection with the issuance of the 3% Convertible Promissory Notes at an exercise price $3.0 per share which are exercisable for a period of two years. The fair value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R (ASC Topic 718) with the following weighted average assumptions: expected dividend 0%, volatility 182%, a risk-free rate of 4.05 % and an expected life of two (2) year. The warrant is expired in November 2009. The value of the warrant recognized for the years ended December 31, 2009, 2008 and 2007 were $319,581, $127,831 and $21,305 respectively.

10. In December 2007, the Company committed to grant 235,000 shares of common stock to certain employees of the Company for their services rendered during the year ended December 31, 2007. In connection with these stock grants and in accordance with SFAS 123R (ASC Topic 718), the Company recognized non-cash stock-based compensation of $nil, $nil and $611,000 in general and administrative expenses on the consolidated statement of operation for the years ended December 31, 2009, 2008 and 2007. Such 235,000 shares of par value of $0.001 each were issued on January 2, 2008. In addition, the Company committed to grant another 30,000 shares of common stock to an employee pursuant to his employment contract for service rendered. The Company recognized the non-cash stock-based compensation of $nil, $76,500 and $nil for the years ended December 31, 2009, 2008 and 2007 for such 30,000 S-8 shares granted. In October 2008, such 30,000 shares of common stock of par value of $0.001 each were vested and issued to the employees.

11. In June 2008, the Board of Directors granted 110,000 shares of common stock to the board of directors, Peter Mak, Ronglie Xu, Joachim Burger, Gerd Jakob, Edward Lu, Godfrey Hui, Daniel So, Daley Mok and Stanley Chu, as part of their directors’ fee for their service rendered during the period from July 1, 2008 to June 30, 2009. Each director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Peter Mak: 15,000 shares; Ronglie Xu: 15,000 shares; Joachim Burger: 15,000 shares; Gerd Jakob: 10,000 shares; Edward Lu: 10,000 shares; Godfrey Hui: 15,000 shares; Daniel So: 10,000 shares; Daley Mok: 10,000 shares and Stanley Chu: 10,000 shares. However, Mr. Joachim Burger and Mr. Gerd Jakob resigned as directors on September 30 2008 and May 5, 2009, respectively. Therefore, they are no longer entitled to those shares. In connection with these stock grants and in accordance with SFAS 123R (ASC Topic 718), the Company recognized $74,999, $95,001 and $nil of non-cash stock-based compensation included in general and administrative expenses on the consolidated statement of operations for the years ended December 31, 2009, 2008 and 2007 respectively. On July 28, 2009, 85,000 shares of common stock of par value of $0.001 each were vested and issued to those directors.

12. In July 2008, the Company granted 170,000 shares of common stock to certain employees of the Company for their services rendered. One of the employees effectively resigned in January 2009 and his entitlement to 70,000 shares was canceled. One of the employees agreed to forfeit his original entitled shares of 40,000. Accordingly, in connection with these stock grants, he Company recognized the non-cash stock-based compensation of $25,442, $93,358 and $nil for the years ended December 31, 2009, 2008 and 2007 respectively. On July 28, 2009, 60,000 shares of common stock with par value of $0.001 were vested and issued to the employees.

13. In August 2008, the Company granted 100,000 shares of common stock to a consultant for services rendered. The value of stock grant recognized for the years ended December 31, 2009, 2008 and 2007 were $125,647, $52,353 and $nil respectively.

14. In July 2009, the Board of Directors granted an aggregate of 1,800,000 shares of common stock to the independent directors of the Company for their services to the Company covering the period from July 2, 2009 to July 1, 2010. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Peter Mak: 600,000 shares; Ronald Lee: 600,000 shares; and Gerald Godfrey: 600,000 shares. Such shares with par value of $0.001were issued on July 28, 2009 but will not be vested until July 1, 2010 after which the relevant share certificate will be handed to the independent directors. However, Mr. Peter Mak resigned as directors on December 31, 2009. Therefore, he is no longer entitled to those shares. In connection with these stock grants and in accordance with SFAS 123R (ASC Topic 718), the Company recognized $18,000, $nil and $nil of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 respectively.

15. In July 2009, the Board of Directors granted an aggregate of 2,000,000 shares of common stock to Jennifer Fu, Chief Financial Officer and one employee of the Company individually for their services to the Company covering the period from July 15, 2009 to July 14, 2011. Such shares with par value of $0.001 were issued on July 28, 2009 but will not vest until July 14, 2010 after which the relevant share certificate will be handed to the employees. In connection with these stock grants and in accordance with SFAS 123R (ASC Topic 718), the Company recognized $15,000, $nil and $nil of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 respectively.

16. In July 2009, NCN Group Management Limited entered into Executive Employment Agreements with Earnest Leung, Chief Executive Officer and Godfrey Hui, Deputy Chief Executive Officer. Pursuant to the agreements, Dr. Earnest Leung and Mr. Godfrey Hui were granted 30,000,000 and 10,000,000 shares, respectively, for their services rendered during the period from July 1, 2009 to June 30, 2011. Such shares with par value of $0.001 each were issued to the concerned executives on July 28, 2009. In connection with these stock grants and in accordance with SFAS 123R (ASC Topic 718), the Company recognized $1,200,000 of deferred stock compensation amortized over vesting period. The amortization of deferred stock compensation of $300,000, $nil and $nil were recorded as non-cash stock-based compensation and included in general and administrative expenses on the consolidated statement of operation for the years ended December 31, 2009, 2008 and 2007 respectively.

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

(E)Debt Restructuring

On April 2, 2009, the Company entered into a new financing arrangement. Note 13 – Convertible Promissory Note and Warrant for details. Keywin exchanged 3% Convertible Promissory Notes in the principal amount of $45,000,000 and all accrued and unpaid interest thereon, for 307,035,463 shares of the Company’s common stock and an option to Keywin to purchase an aggregate of 122,814,185 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000, exercisable for a three-month period commencing on April 2, 2009. Accordingly, the Company reversed such 3% Convertible Promissory Notes of principal amount of $45,000,000 and all accrued and unpaid interest of $1,665,675 against additional paid-in capital. The Company also recognized a non-cash debt conversion charges of $10,204,627 against additional paid-in capital.

As part of new financing arrangement, the Company also issued $5,000,000 in the 1% Convertible Promissory Notes on April 2, 2009. As the conversion price was less than the Company’s market price of common stock at commitment date, it was considered to have a beneficial conversion feature with value of $1,447,745 recorded as a reduction in the carrying values of the notes against additional paid-in capital. For details, please refer to Note 13 – Convertible Promissory Note and Warrant.

On April 6, 2009, the Company issued an aggregate of 307,035,463 shares of the Company’s restricted common stock with par value of $0.001 each to Keywin accordingly.

(F) Changes in Deficit

The following table summarizes the changes in deficit for the year ended December 31, 2009:

	Noncontrolling Interests	NCN Common Stockholders	Total
Total deficit as of January 1, 2009	$-	$(23,356,217)	$(23,356,217)
Net loss	(24,173)	(37,359,188)	(37,383,361)
Other comprehensive income (loss)	(828)	27,483	26,655
Preferred stock	-	-	-
Common stock	-	351,480	351,480
Additional paid-in capital	-	59,745,236	59,745,236
Disposal of investment	25,001	-	25,001
Deferred stock compensation	-	(900,000)	(900,000)
Total deficit as of December 31, 2009	$-	$(1,491,206)	$(1,491,206)

(G) Restriction on payment of dividends

The Company has not declared any dividends since incorporation. For instance, the terms of the outstanding promissory notes issued to affiliated funds of Och-Ziff on April 2, 2009 contain restrictions on the payment of dividends. The dividend restrictions provide that the Company or any of its subsidiaries shall not declare or pay dividends or other distributions in respect of the equity securities of such entity other than dividends or distributions of cash which amounts during any 12-month period that exceed ten percent (10%) of the consolidated net income of the Company based on the Company’s most recent audited financial statements disclosed in the Company’s annual report on Form 10-K (or equivalent form) filed with the U.S. Securities and Exchange Commission.

NOTE 16                RELATED PARTY TRANSACTIONS

Except as set forth below, during the years ended December 31, 2009, 2008 and 2007, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

On December 21, 2007, the Company acquired 100% of voting shares of Linkrich Enterprise Advertising and Investment Limited, a dormant corporation incorporated in the Hong Kong Special Administrative Region, the PRC on March 16, 2001 from a director at a consideration of $1,282 which is the par value of the voting shares.

In connection with debt restructuring in April 2009, a company of which the Company’s chief Executive officer and director (being appointed on July 15, 2009 and May 11, 2009 respectively) is the sole director, provided agency and financial advisory services to the Company. Accordingly, the Company paid an aggregate service fee of $350,000 of which $250,000 is recorded as issuance costs for 1% Convertible Promissory Notes and $100,000 is recorded as prepaid expenses and other current assets, net during the year ended December 31, 2009.

On July 1, 2009, the Company and Keywin, of which the Company’s chief executive officer and director is the director and his spouse is the sole shareholder, entered into an Amendment, pursuant to which the Company agreed to extend the exercise period for the Keywin Option under the Note Exchange and Option Agreement between the Company and Keywin, to purchase an aggregate of 122,814,185 shares of our common stock for an aggregate purchase price of $2,000,000, from a three-month period ending on July 1, 2009, to a six-month period ended October 1, 2009. The exercise period for the Keywin option was subsequently further extended to a nine-month period ended January 1, 2010, pursuant to the Second Amendment. On January 1, 2010, the Company and Keywin entered into the third Amendment, pursuant to which the Company agreed to further extend the exercise period to an eighteen-month period ending on October 1, 2010, and provide the Company with the right to unilaterally terminate the exercise period upon 30 days’ written notice,

During the year ended December 31, 2009, the Company paid expenses in the aggregate amount of $413,309 expenses on behalf of a related company which is controlled by a director and chief executive officer of the Company. This amount is unsecured, bears no interest and repayable on demand. For details, please refer to Note 8 – Prepaid Expenses and Other Current Assets, Net.

During the year ended December 31, 2009, the Company entered into an agreement with a related company which is controlled by a director and chief executive officer of the Company. Pursuant to the agreement, the Company entered into an arrangement with the related company such that the Company shared an office with its facilities, of which the related company is the tenant, at a monthly fee of $8,846 commencing from November 1, 2009 to April 30, 2010. As of December 31, 2009, the Company recorded an amount of $17,692 payable to the related company. The amount is unsecured, bears no interest and repayable on demand.

NOTE 17                NET LOSS PER COMMON SHARE

 Net loss per share information for the years ended December 31, 2009, 2008 and 2007 was as follows:

	2009	2008	2007 (Restated)
Numerator:
Net loss from continuing operations attributable to NCN common stockholders	$(37,359,188)	$(59,527,473)	$(13,692,714)
Net loss from discontinued operations attributable to NCN common stockholders	-	42,640	(953,905)
Net loss attributable to NCN common stockholders	(37,359,188)	(59,484,833)	(14,646,619)
Denominator:
Weighted average number of shares outstanding, basic	317,882,046	71,569,242	68,556,081
Effect of dilutive securities
Options and warrants	-	-	-
Weighted average number of shares outstanding, diluted	317,882,046	71,569,242	68,556,081

Net loss per common share – basic and diluted
Continuing operations	(0.12)	(0.83)	(0.20)
Discontinued operations	-	-	(0.01)
Net loss per common share – basic and diluted	$(0.12)	$(0.83)	$(0.21)

The diluted net loss per common share is the same as the basic net loss per common share for the years ended December 31, 2009, 2008 and 2007 as the ordinary shares to be issued under stock options and warrants outstanding are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. The securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because of anti-dilutive effect as of December 31, 2009, 2008 and 2007 were summarized as follows:

	2009	2008	2007
Potential common equivalent shares:
Stock warrants for services (1)	-	55,488	122,394
Warrant associated with convertible promissory notes	-	-	364,436
Conversion feature associated with convertible promissory notes to common stock	214,961,307	-	11,174,242
Common stock to be granted to directors executives and employees for services (including non-vested shares)	-	7,305,000	8,000,000
Common stock to be granted to consultants for services (including non-vested shares)	100,000	100,000	-
Stock options granted to Keywin	94,457,750	-	-
Total	309,519,057	7,460,488	19,661,072

 Remarks:

(1)
As of December 31, 2009, the number of potential common equivalent shares associated with warrants issued for services was nil, which was related to a warrant to purchase 100,000 shares of common stock issued by the Company to a consultant in 2006 for service rendered at an exercise price of $0.70, which will expire in August 2016.

NOTE 18                DISCONTINUED OPERATIONS

(A) In Fiscal 2007

No material disposal transaction happened.

(B) In Fiscal 2008

In September 2008, the Company disposed of its entire travel network which was classified as one of the Company’s business segments in order to focus on its media business. Accordingly, the Company entered into stock purchase agreements to dispose of its entire travel network.

1.           Sale of NCN Management Services

On September 1, 2008, the Company completed the sale of all its interests in NCN Management Services Limited (“NCN Management Services”) to an independent third party for a consideration of $173,077 in cash. The acquirer acquired NCN Management Services along with its subsidiaries, which include 100% interest in NCN Hotels Investment Limited, 100% interest in NCN Pacific Hotels Limited and 55% interest (through trust) in Tianma. The Company reported a gain on the sale, net of income taxes of $61,570. The carrying amount of the assets and liabilities included in the relevant disposal group as of the disposal date of September 1, 2008 were as follows:

Cash	$662,515
Accounts receivable, net	1,041,781
Prepaid expenses and other current assets, net	860,036
Equipment, net	17,464
Noncontrolling interests	(99,423)
Liabilities assumed	(2,370,866)
Net assets	$111,507

2.           Sale of NCN Landmark

On September 30, 2008, the Company completed the sale of its 99.9% interests in NCN Landmark International Hotel Group Limited (“NCN Landmark”) to an independent third party for a cash consideration of $20,000. The acquirer acquired NCN Landmark along with its subsidiary, Beijing NCN Landmark Hotel Management Limited, a PRC corporation. The Company reported a gain on the sale, net of income taxes of $4,515. The carrying amount of the assets and liabilities included in the relevant disposal group as of the disposal date of September 30, 2008 were as follows:

Cash	$3,389
Prepaid expenses and other current assets, net	9,566
Equipment, net	10,053
Liabilities assumed	(7,523)
Net assets	$15,485

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

(C) In Fiscal 2009

No material disposal transaction happened.

(D) Summary Operating Results of the Discontinued Operations

Summary operating results for the discontinued operations for the years ended 2009, 2008 and 2007 were as follows:

	2009		2008	2007
Revenues		$-	$24,528,096	$26,140,355
Cost of revenues		-	(24,172,537)	(25,830,401)
Gross profit		-	355,559	309,954
Non-cash impairment charges		-	-	(815,902)
Operating expenses		-	(477,481)	(460,362)
Other income		-	98,838	9,210
Interest income		-	2,040	3,471
Interest expenses		-	-	-
Net loss from discontinued operations, net of income taxes		-	(21,044)	(953,629)
Gain from disposal of discontinued operations		-	66,085	-
Net income (loss) from discontinued operations	$		$45,041	$(953,629)

NOTE 19                BUSINESS SEGMENTS FROM CONTINUING OPERATIONS

In September 2008, the Company disposed of its entire travel business. Accordingly, it is management’s view that the Company operate in one single business segment: Media Network, providing out-of home advertising services.

Geographic Information

The Group operates in the PRC and all of the Company’s long lived assets are located in the PRC.

Major Customers

An analysis of percentage of advertising sales to major customers is as follows:
	2009	2008	2007
Customer A	16%
Customer B	15%
Customer C	15%
Customer D	11%
Customer E		38%	-
Customer F	-	16%	-
Customer G	-	-	26%
Customer H	-	-	16%
Customer I	-	-	14%
Customer J	-	-	14%

NOTE 20                INCOME TAXES

Income is subject to taxation in various countries in which the Company operate. The loss before income taxes and noncontrolling interests by geographical locations for the years ended December 31, 2009, 2008 and 2007 was summarized as follows:

	2009	2008	2007 (Restated)
United States	$32,127,551	$8,280,492	$4,275,859
Foreign	5,255,810	51,562,299	9,471,511
	$37,383,361	$59,842,791	$13,747,370

Income tax expenses by geographical locations for the years ended December 31, 2009, 2008 and 2007 were summarized as follows:

	2009		2008		2007 (Restated)
Current	$		$		$
United States		-		-		-
Foreign		-		-		7,668
		$-		$-		$7,668
Deferred
United States		-		-		-
Foreign		-		-		-
		$-		$-		$-

 The reconciliation of the effective income tax of the Company to the U.S. federal statutory rate (the principal tax jurisdiction of the Company) was as follows:

	2009	2008	2007 (Restated)
Expected income tax benefit	$12,710,342	$20,346,549	$4,674,106
Operating loss carried forward	(864,141)	(2,815,367)	(1,453,792)
Nondeductible expenses	(10,059,226)	-	-
Tax effect on foreign income which is not subject U.S. federal corporate income tax rate of 34%	(1,786,975)	(17,531,182)	(3,212,646)
	$-	$-	$7,668

An analysis of the Company’s deferred tax liabilities and deferred tax assets as of December 31, 2009, 2008 and 2007 was as follows:

	2009		2008		2007 (Restated)
Deferred tax assets:	$		$		$
Net operating loss carried forward		7,486,656		6,622,515		3,807,148
Less: valuation allowance		(7,486,656)		(6,622,515)		(3,807,148)
Net deferred tax assets		$-		$-		$-

The Company provided a full valuation allowance against the deferred tax assets as of December 31, 2009, 2008 and 2007 due to the uncertainty surrounding the realizability of these benefits in future tax returns.

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

3.3
Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 27, 2009 (incorporated herein by reference from Registrant's Current Report on Form 8-Kfiled with the SEC on July 29, 2009).

4.1	Form of Registrant’s Common Stock Certificate.

4.2	Form of Amended and Restated Secured Convertible Promissory Note (incorporated herein by reference from Registrant's Current Report on Form 8-Kfiled with the SEC on February 6, 2008).

4.3	Form of Warrant (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2008).

4.4	Form of 3% Senior Secured Convertible Promissory Note (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on November 14, 2007).

4.5	Form of Warrant (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on November 14, 2007).

4.6	TEDA Travel Group, Inc. 2004 Stock Incentive Plan (incorporated herein by reference from Registrant's Registration Statement on Form S-8 filed with the SEC on April 22, 2004).

4.7	2007 Stock Option/Stock Issuance Plan (incorporated herein by reference from Registrant's Registration Statement on Form S-8 filed with the SEC on April 6, 2007).

4.8	Form of Note 1% Senior Unsecured Convertible Promissory Note, dated April 2, 2009 (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009).

4.9
Registration Rights Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited and Keywin Holdings Limited (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

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

10.9
Agreement for Advertising Business dated April 26, 2007, by and among Shanghai Quo Advertising Company Limited, a subsidiary of Network CN Inc., and Shanghai Yukang Advertising Company Limited (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2007).

10.10
Agreement for Co-operation and Agency in the Publication of Advertisements dated April 14, 2007, by and among Shanghai Quo Advertising Company Limited, a subsidiary of Network CN Inc., and Shanghai Qian Ming Advertising Company Limited (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on April 20, 2007).

10.11
Stock Transfer Agreement between Youwei Zheng and NCN Management Services Limited for acquisition of 55% equity interest in Guangdong Tianma International Travel Service Co., Ltd., dated June 16, 2006 (incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2007).

10.12
Business Joint Venture Agreement, between Shanghai Zhong Ying Communication Engineering Company Limited and Shanghai Quo Advertising Company Limited to manage LED outdoor project in Huangpu district of Shanghai, China (incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2007).

10.13
Business Joint Venture Agreement, between Nanjing Yiyi Culture Advertising Company Limited and Shanghai Quo Advertising Company Limited to manage LED outdoor project in Nanjing (incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2007).

10.14
Business Joint Venture Agreement, between Wuhan Xin An Technology Development Company Limited and Shanghai Quo Advertising Company Limited to manage LED outdoor project in Wuhan (incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2007).

10.15	Stock Purchase Agreement dated as of September 1, 2008, between Zhanpeng Wang, an individual, and NCN Group Limited, a British Virgin Islands corporation.

10.16
Note Exchange Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P. (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.17
Note Exchange and Option Agreement, dated April 2, 2009, between the Company and Keywin Holdings Limited. (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.18
Letter Agreement and Termination of Investor Rights Agreement, dated April 2, 2009, by and among the Company, Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd., OZ Global Special Investments Master Fund, L.P. and Keywin Holdings Limited. (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.19
Employment Agreement, dated July 15, 2009, between the Company and Earnest Leung. (incorporated herein by reference from Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.20	Employment Agreement, dated July 15, 2009, between the Company and Godfrey Hui. (incorporated herein by reference from Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.21
Amendment No. 1 to Note Exchange and Option Agreement, dated July 1, 2009, between Keywin Holdings Limited and the Company. (incorporated herein by reference from Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.22
Amendment No. 2 to Note Exchange and Option Agreement dated September 30, 2009, between Keywin Holding Limited and the Company. (incorporated herein by reference from Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009)

10.23	Amendment No. 3 to Note Exchange and Option Agreement dated January 1, 2010, between Keywin Holding Limited and the Company

10.24	Lease Agreement with Vision Tech International Holdings Limited

14.1
Code of Business Conduct and Ethics for Network CN Inc. as approved by the Board of Directors as of December 31, 2003, is incorporated herein by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on April 13, 2005.

16.1	Letter of US Audit Practice of Jimmy CH Cheung & Co, dated February 9, 2010. (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on February 9, 2010).

21.1	Subsidiaries of the registrant.*

23.1	Consent of independent auditors Jimmy C.H. Cheung & Co.*

23.2	Consent of independent auditors Baker Tilly Hong Kong Limited.*

24.1	Power of Attorney (included in the Signatures section of this report).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*