Form 10-Q
period 2010-03-31
NETWORK CN INC
filed 2010-05-07
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-30264

NETWORK CN INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	90-0370486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 3908, Shell Tower, Times Square
1 Matheson Street, Causeway Bay, Hong Kong
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 3, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	422,522,071

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe”, “expect”, “anticipate”, “project”, “targets”, “optimistic”, “intend”, “aim”, “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to our potential inability to raise additional capital; changes in domestic and foreign laws, regulations and taxes; uncertainties related to China’s legal system and economic, political and social events in China; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks”; changes in economic conditions, including a general economic downturn or a downturn in the securities markets; and any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for fiscal year ended December 31, 2009 and subsequent SEC filings. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

USE OF TERMS

Except as otherwise indicated by the context, references in this report to:

•	“Botong”, are references to Huizhi Botong Media Advertising Beijing Co., Ltd., a PRC limited company;
•	“BVI” are references to the British Virgin Islands;
•	“China” and “PRC” are to the People’s Republic of China;
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

•	“Quo Advertising ” are references to Shanghai Quo Advertising Co. Ltd, a PRC limited company;
•	“RMB” are to the Renminbi, the legal currency of China;
•	the “Securities Act” are to the Securities Act of 1933, as amended; and the “Exchange Act” are to the Securities Exchange Act of 1934, as amended; and
•	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NETWORK CN INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	As of March 31, 2010 (Unaudited)	As of December 31, 2009 (Audited)
ASSETS
Current Assets
Cash		$1,510,937	$1,969,549
Accounts receivable, net	5	131,912	90,065
Prepayments for advertising operating rights, net	6	256,112	348,239
Prepaid expenses and other current assets, net	7	472,423	665,907
Total Current Assets		2,371,384	3,073,760

Equipment, Net		1,307,839	1,389,691
Deferred Charges, Net		172,204	191,991

TOTAL ASSETS		$3,851,427	$4,655,442

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables		$2,258,936	$2,288,059
Current liabilities from discontinued operations		3,655	3,655
Total Current Liabilities		2,262,591	2,291,714

1% Convertible Promissory Notes Due 2012, Net	8	3,962,546	3,854,934

TOTAL LIABILITIES		6,225,137	6,146,648

COMMITMENTS AND CONTINGENCIES	9	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 2,000,000,000 shares authorized Issued and outstanding:422,522,071 and 423,122,071 as of March 31, 2010 and December 31, 2009 respectively		422,522	423,122
Additional paid-in capital		119,340,948	119,323,848
Deferred stock-based compensation		(750,000)	(900,000)
Accumulated deficit		(123,077,386)	(122,013,120)
Accumulated other comprehensive income		1,690,206	1,674,944
TOTAL STOCKHOLDERS’ DEFICIT	10	(2,373,710)	(1,491,206)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$3,851,427	$4,655,442

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
LOSS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (Unaudited)

	Note	For the three months ended March 31, 2010 (Unaudited)	For the three months ended March 31, 2009 (Unaudited)
REVENUES
Advertising services		$378,182	$185,149

COST OF REVENUES
Cost of advertising services		(466,435)	(452,259)

GROSS LOSS		(88,253)	(267,110)

OPERATING EXPENSES
Selling and marketing		(90,007)	(165,986)
General and administrative		(785,376)	(1,467,671)
Total Operating Expenses		(875,383)	(1,633,657)

LOSS FROM OPERATIONS		(963,636)	(1,900,767)

OTHER INCOME
Interest income		377	3,721
Other income		38,901	1,923
Total Other Income		39,278	5,644

INTEREST AND OTHER DEBT-RELATD EXPENSES
Amortization of deferred charges and debt discount	8	(127,399)	(1,577,346)
Interest expense	8	(12,509)	(375,000)
Total Interest and Other Debt-Related Expenses		(139,908)	(1,952,346)

NET LOSS BEFORE INCOME TAXES		(1,064,266)	(3,847,469)
Income taxes		-	-
NET LOSS		(1,064,266)	(3,847,469)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS, NET OF INCOME TAXES		-	21,767

NET LOSS ATTRIBUTABLE TO NCN COMMON STOCKHOLDERS		$(1,064,266)	$(3,825,702)

OTHER COMPREHENSIVE INCOME (LOSS)
Total other comprehensive income (loss)		15,262	(142)
Less: foreign currency translation gain attributable to noncontrolling interests		-	(179)
Foreign currency translation gain (loss) attributable to NCN common stockholders		15,262	(321)

COMPREHENSIVE LOSS ATTRIBUTABLE TO NCN COMMON STOCKHOLDERS		$(1,049,004)	$(3,826,023)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED		-	(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	12	422,615,404	71,641,608

NET LOSS ATTRIBUTABLE TO NCN COMMON STOCKHOLDERS	12	$(1,064,266)	$(3,825,702)

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	For the three months ended March 31, 2010 (Unaudited)	For the three months ended March 31, 2009 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to NCN common stockholders	$(1,064,266)	$(3,825,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:
Equipment and intangible assets	85,859	145,079
Deferred charges and debt discount	127,399	1,577,346
Stock-based compensation for service	166,500	559,861
Loss on disposal of equipment	-	8,400
Write-back of allowance for doubtful debt	-	(231,985)
Net gain on deconsolidation of variable interest entities	(2,037)	-
Noncontrolling interests	-	(21,767)
Changes in operating assets and liabilities, net of effects from deconsolidation of variable interest entities:
Accounts receivable	(41,852)	258,213
Prepayments for advertising operating rights	92,127	(90,663)
Prepaid expenses and other current assets	193,471	292,104
Accounts payable, accrued expenses and other payables	(24,423)	(829,365)
Net cash used in operating activities	(467,222)	(2,158,479)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(4,743)	(52,488)
Proceeds from sales of equipment	-	45,530
Net cash used in investing activities	(4,743)	(6,958)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	13,353	7,233

NET DECREASE IN CASH	(458,612)	(2,158,204)

CASH, BEGINNING OF PERIOD	1,969,549	7,717,131

CASH, END OF PERIOD	$1,510,937	$5,558,927

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	-	-
Interest paid for 1% convertible promissory notes	$24,932	$-

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

The condensed consolidated financial statements for the three months ended March 31, 2010 and 2009 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, previously filed with the Securities and Exchange Commission on March 31, 2010.

NOTE 2.                   ORGANIZATION AND PRINCIPAL ACTIVITIES

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

Details of the Company’s principal subsidiaries and variable interest entities as of March 31, 2010 are described in Note 4 – Subsidiaries and Variable Interest Entities.

Going Concern

The Company has experienced continuous recurring net losses in recent years. The net losses of the Company for the three months ended March 31, 2010 and 2009 were $1.1 million and $3.8 million respectively. Additionally, the Company has net cash used in operating activities of $0.5 million and $2.2 million for the three months ended March 31, 2010 and 2009 respectively. As of March 31, 2010, the Company recorded a stockholders’ deficit of $2.4 million. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In response to current financial conditions, the Company has undergone drastic cost-cutting exercise including reduction of the Company’s workforce, office rentals, as well as selling and marketing expenses and other general and administrative expenses. Certain commercially non-viable concession right contracts were terminated and management has successfully negotiated with certain authority parties of concession rights to reduce advertising operating right fees. Besides, the Company has explored various means of obtaining additional financing. Accordingly, management believes that there are sufficient financial resources to meet the cash requirements for the next 12 months and the unaudited condensed consolidated financial statements have been prepared on a going concern basis.

NOTE 3                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation and Preparation

The unaudited condensed consolidated financial statements of the Company have been prepared in conformity with GAAP.

These unaudited condensed consolidated financial statements were prepared on a going concern basis. The Company has determined that the going concern basis of preparation is appropriate based on its estimates and judgments of future performance of the Company, future events and projected cash flows. At each balance sheet date, the Company evaluates its estimates and judgments as part of its going concern assessment. Based on its assessment, the Company believes there are sufficient financial and cash resources to finance the Company as a going concern in the next twelve months. Accordingly, management has prepared the unaudited condensed consolidated financial statements on a going concern basis.

(B) Principles of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of Network CN Inc., its subsidiaries and variable interest entities. Variable interest entities are those entities in which the Company, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the Company is the primary beneficiary of these entities, which are required to be consolidated for financial reporting purpose. All significant intercompany transactions and balances have been eliminated upon consolidation.

(C) Use of Estimates

In preparing unaudited condensed consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Differences from those estimates are reported in the period they become known and are disclosed to the extent they are material to the consolidated financial statements taken as a whole.

(D) Cash and Cash Equivalents

Cash includes cash on hand, cash accounts, and interest bearing savings accounts placed with banks and financial institutions. For the purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2010 and December 31, 2009, the Company had no cash equivalents.

(E) Allowance for Doubtful Debts

Allowance for doubtful debts is made against receivable to the extent they are considered to be doubtful. Receivables in the unaudited condensed consolidated balance sheet are stated net of such allowance. The Company records its allowance for doubtful debts based upon its assessment of various factors. The Company considers historical experience, the age of the receivable balances, the credit quality of its customers, current economic conditions, and other factors that may affect customers’ ability to pay to determine the level of allowance required.

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

When equipment is retired or otherwise disposed of, the related cost, accumulated depreciation and provision or impairment loss are removed from the respective accounts, and any gain or loss is reflected in the unaudited condensed consolidated statements of operations. Repairs and maintenance costs on equipment are expensed as incurred.

(H) Intangible Assets, Net

Intangible assets are stated at cost less accumulated amortization and impairment losses. Intangible assets that have indefinite useful lives are not amortized. Other intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives of 65 months. The amortization methods and estimated useful lives of intangible assets are reviewed regularly.

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

(J) Deferred Charges, Net

Deferred charges are fees and expenses directly related to the issuance of convertible promissory notes, including placement agents’ fees. Deferred charges are capitalized and amortized over the life of the convertible promissory notes using the effective yield method. Amortization of deferred charges is included in amortization of deferred charges and debt discount on the unaudited condensed consolidated statements of operations while the unamortized balance is included in deferred charges in the unaudited condensed consolidated balance sheets.

(K) Convertible Promissory Notes and Warrants

1)	Issuance of 3% Convertible Promissory Notes and Warrants

During 2007 and 2008, the Company issued a 3% convertible promissory notes in the principal amount of $50,000,000 and warrants. The warrants and embedded conversion feature were classified as equity under ASC Topic 815-40 and ASC Topic 815-10-15-74. The Company allocated the proceeds of the convertible promissory notes between convertible promissory notes and the financial instruments related to warrants associated with convertible promissory notes based on their relative fair values at the commitment date. The fair value of the financial instruments related to warrants associated with convertible promissory notes was determined utilizing the Black-Scholes option pricing model and the respective allocated proceeds to the warrants is recorded in additional paid-in capital. The embedded beneficial conversion feature associated with convertible promissory notes was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital in accordance with ASC Topic 470-20.

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

2)           Debt Restructuring and Issuance of 1% Convertible Promissory Note

On April 2, 2009, the Company entered into a new financing arrangement with the holders of the 3% convertible promissory notes and warrants and a new investor. The Company provided an inducement conversion offer to a new investor who exchanged 3% convertible promissory notes in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 307,035,463 shares of the Company’s common stock (the original conversion price is $1.65 per share convertible into 28,282,227 shares). Pursuant to ASC Topic 470-20, all the unamortized debt discount (including the discount from an allocation of proceeds to the warrants and the discount originated by the beneficial conversion feature) of the relevant 3% convertible promissory notes remaining at the date of conversion were immediately recognized as expenses and is included in amortization of deferred charges and debt discount in the consolidated statement of operations. The Company also accounted for the inducement conversion offer according to ASC Topic 470-20. To induce conversion, the Company has reduced the conversion price and also granted an option to purchase an aggregate of 122,814,185 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000, exercisable for a three-month period. The Company recognized non-cash debt conversion charges equal to the fair value of the incremental consideration (including both reduction in the conversion price and grant of purchase option) given as of the date the inducement offer is accepted by a new investor. The fair value of the purchase option was determined utilizing Black-Scholes option pricing model.

For the remaining 3% convertible promissory notes in the principal amount of $5,000,000, the Company and the holders of the 3% convertible promissory notes agreed to cancel the 3% convertible promissory notes in the principal amount of $5,000,000 (including all accrued and unpaid interest thereon), and all of the warrants, in exchange for the Company’s issuance of new 1% unsecured senior convertible promissory notes due 2012 in the principal amount of $5,000,000. The 1% convertible promissory notes bear interest at 1% per annum, payable semi-annually in arrears, mature on April 1, 2012, and are convertible at any time into shares of our common stock at an fixed conversion price of $0.02326 per share, subject to customary anti-dilution adjustments. Pursuant to ASC Topic 470-50 and ASC Topic 470-50-40, the Company determined that the original convertible notes and new convertible notes were with substantially different terms and hence reported in the same manner as an extinguishment of original notes and issuance of new notes.

The Company determined the new 1% convertible promissory notes to be conventional convertible instruments under ASC Topic 815-40-25. Its embedded conversion option was qualify for equity classification pursuant to ASC Topic 815-40, and ASC Topic 815-10-15-74. The embedded beneficial conversion feature was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The debt discount resulting from the allocation of proceeds to the beneficial conversion feature is amortized over the term of the 1% convertible promissory notes from the respective dates of issuance using the effective yield method.

(L) Revenue Recognition

The Company recognizes revenue in the period when advertisements are either aired or published. Revenues from advertising barter transactions are recognized in the period during which the advertisements are either aired or published. Expenses from barter transactions are recognized in the period as incurred. Barter transactions are accounted in accordance with ASC Topic 605-20-25, which are recorded at the fair value of the advertising provided based on the Company’s own historical practice of receiving cash for similar advertising from buyers unrelated to the counterparty in the barter transactions. The amounts included in advertising services revenue and general and administrative for barter transactions were $nil for the three months ended March 31, 2010 and 2009.

(M) Stock-based Compensation

The Company adopted ASC Topic 718, using a modified prospective application transition method, which establishes accounting for stock-based awards in exchange for employee services. Under this application, the Company is required to record stock-based compensation expense for all awards granted after the date of adoption and unvested awards that were outstanding as of the date of adoption. ASC Topic 718 requires that stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized in expense over the requisite services period.

Common stock, stock options and warrants issued to other than employees or directors in exchange for services are recorded on the basis of their fair value, as required by ASC Topic 718, which is measured as of the date required by ASC Topic 505-50. In accordance with ASC Topic 505-50, the non-employee stock options or warrants are measured at their fair value by using the Black-Scholes option pricing model as of the earlier of the date at which a commitment for performance to earn the equity instruments is reached (“performance commitment date”) or the date at which performance is complete (“performance completion date”). The stock-based compensation expenses are recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Accounting for non-employee stock options or warrants which involve only performance conditions when no performance commitment date or performance completion date has occurred as of reporting date requires measurement at the equity instruments then-current fair value. Any subsequent changes in the market value of the underlying common stock are reflected in the expense recorded in the subsequent period in which that change occurs.

(N) Income Taxes

The Company accounts for income taxes under ASC Topic 740, deferred tax assets and liabilities are provided for the future tax effects attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from items including tax loss carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or reversed. Under ASC Topic 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(O) Comprehensive Income (Loss)

The Company follows ASC Topic 220 for the reporting and display of its comprehensive income (loss) and related components in the financial statements and thereby reports a measure of all changes in equity of an enterprise that results from transactions and economic events other than transactions with the shareholders. Items of comprehensive income (loss) are reported in both the consolidated statements of operations and comprehensive loss and the consolidated statement of stockholders’ equity.

(P) Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed in accordance with ASC Topic 260 by dividing the net income (loss) attributable to holders of common stock by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares including the dilutive effect of common share equivalents then outstanding.

The diluted net loss per share is the same as the basic net loss per share for the three months ended March 31, 2010 and 2009 as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

(Q) Operating Leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Payments made under operating leases are charged to the unaudited condensed consolidated statements of operations on a straight-line basis over the lease period.

(R) Foreign Currency Translation

The assets and liabilities of the Company’s subsidiaries and variable interest entities denominated in currencies other than U.S. dollars are translated into U.S. dollars using the applicable exchange rates at the balance sheet date. For unaudited condensed consolidated statements of operations’ items, amounts denominated in currencies other than U.S. dollars were translated into U.S. dollars using the average exchange rate during the period. Equity accounts were translated at their historical exchange rates. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholders’ equity as accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are reflected in the unaudited condensed consolidated statements of operations.

(S) Fair Value of Financial Instruments

ASC Topic 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC Topic 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC Topic 820 establishes three levels of inputs that may be used to measure fair value:

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

(U) Segmental Reporting

ASC Topic 280 establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company’s operating segments are organized internally primarily by the type of services rendered. In September 2008, the Company disposed of its entire travel business and focus on developing its media business in the PRC. Accordingly, it is management’s view that the services rendered by the Company are of one operating segment: Media Network.

(V) Recent Accounting Pronouncements

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

 In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The adoption of  ASU 2010-9 did not have a material impact on our financial statements.

In March 2010, FASB issued ASU 2010-11 Derivatives and Hedging (Topic 815) Scope Exception Related to Embedded Credit Derivatives (“ASU 2010-11”). ASU 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only one form of embedded credit derivative qualifies for the exemption—one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Management is currently evaluating the potential impact of ASU 2010-11 on our financial statements.

In April 2010, FASB issued ASU 2010-13 Compensation-Stock Compensation (Topic 718) Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this Update should be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The guidance should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings for all outstanding awards as of the beginning of the fiscal year in which the amendments are initially applied. Management is currently evaluating the potential impact of ASU 2010-13 on our financial statements.

NOTE 4.                   SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal consolidated subsidiaries and variable interest entities as of March 31, 2010 were as follows:

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

Remarks:

1)
As of January 1, 2010, Lianhe terminated its commercial agreement with Quo Advertising. All the business operations of Quo Advertising have been transferred to Yi Gao. Accordingly, the Company recorded a gain on deconsolidation of variable interest entity of $nil during the period ended March 31, 2010.

2)
During the three months ended March 31, 2010, Botong terminated its commercially non-viable concession right contracts and no business was operated by Botong. As of March 31, 2010, Lianhe terminated its commercial agreements with Botong.  Accordingly, the Company recorded a gain on deconsolidation of variable interest entity of $2,037 included in general and administrative expenses on the unaudited condensed consolidated statements of operations during the period ended March 31, 2010.

NOTE 5.               ACCOUNTS RECEIVABLE, NET

Accounts receivable, net as of March 31, 2010 and December 31, 2009 were as follows:

	As of March 31, 2010 (Unaudited)	As of December 31, 2009 (Audited)
Accounts receivable	$135,761	$93,909
Less: allowance for doubtful debts	(3,849)	(3,844)
Total	$131,912	$90,065

For the three months ended March 31, 2010 and 2009, the Company recorded a write-back of allowance for doubtful debts for accounts receivable of $nil and $122,188 respectively. Such write-back of allowance for doubtful debts was included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

NOTE 6.                   PREPAYMENTS FOR ADVERTISING OPERATING RIGHTS, NET

Prepayments for advertising operating rights, net as of March 31, 2010 and December 31, 2009 were as follows:

	As of March 31, 2010 (Unaudited)	As of December 31, 2009 (Audited)
Gross carrying amount	$1,577,879	$2,807,038
Less: accumulated amortization	(1,321,767)	(2,349,702)
Less: provision for impairment	-	(109,097)
Prepayments for advertising operating rights, net	$256,112	$348,239

Total amortization expense of prepayments for advertising operating rights of the Company for the three months ended March 31, 2010 and 2009 were $267,854 and $229,292 respectively. The amortization expense of prepayments for advertising operating rights was included as cost of advertising services in the unaudited condensed consolidated statements of operations.

 NOTE 7.               PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of March 31, 2010 and December 31, 2009 were as follows:

	As of March 31, 2010 (Unaudited)	As of December 31, 2009 (Audited)
Rental deposits	$15,128	$91,548
Payments from customers withheld by a third party	1,407,080	1,404,977
Amount due from a related party (Note 11)	-	413,309
Other receivables	326,885	10,914
Prepaid expenses	139,009	158,722
Sub-total	1,888,102	2,079,470
Less: allowance for doubtful debts	(1,415,679)	(1,413,563)
Total	$472,423	$665,907

For the three months ended March 31, 2010 and 2009, the Company recorded a write-back of allowance for doubtful debts for prepaid expenses and other current assets of $nil and $109,797 respectively. Such write-back of allowance for doubtful debts was included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

NOTE 8.                   CONVERTIBLE PROMISSORY NOTES AND WARRANTS

(A)  3% Convertible Promissory Notes and Warrants

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

(B)  Debt Restructuring and 1% Convertible Promissory Notes

On April 2, 2009, the Company entered into a new financing arrangement with the holders of the 3% Convertible Promissory Notes and Warrants and a new investor.

Pursuant to a note exchange and option agreement, dated April 2, 2009 (the “Note Exchange and Option Agreement”), between the Company and Keywin Holdings Limited (“Keywin”), Keywin exchanged the 3% Convertible Promissory Notes in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 307,035,463 shares of the Company’s common stock and an option to purchase an aggregate of 122,814,185 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000, exercisable for a three-month period commencing on April 2, 2009 (the “Keywin Option”). Pursuant to the amendments, the exercise period of such option was subsequently extended to an eighteen-month period ending on October 1, 2010 and the Company has the right to unilaterally terminate the exercise period upon 30 days’ written notice. As of March 31, 2010, such option to purchase the Company’s common stock has not been exercised.

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

The following table details the accounting treatment of the convertible promissory notes:

	3% Convertible Promissory Notes (first and second tranches)	3% Convertible Promissory Notes (third tranche)	1% Convertible Promissory Notes	Total
Proceeds of convertible promissory notes	$15,000,000	$35,000,000	$5,000,000	$55,000,000
Allocation of proceeds:
Allocated relative fair value of warrants	(2,490,000)	(5,810,000)	-	(8,300,000)
Allocated intrinsic value of beneficial conversion feature	(4,727,272)	(11,030,303)	(1,447,745)	(17,205,320)
Total net proceeds of the convertible promissory notes	7,782,728	18,159,697	3,552,255	29,494,680
Conversion of 3% convertible promissory notes of $45 million	(15,000,000)	(30,000,000)	-	(45,000,000)
Cancellation of 3% convertible promissory notes of $5 million	-	(5,000,000)	-	(5,000,000)
Amortization of debt discount	7,217,272	16,840,303	410,291	24,467,866
Net carrying value of convertible promissory notes as of March 31, 2010	$-	$-	$3,962,546	$3,962,546

Amortization of Deferred Charges and Debt Discount

The amortization of deferred charges and debt discount for the three months ended March 31, 2010 was as follows:

	Warrants	Conversion Features	Deferred Charges	Total
1% convertible promissory note	$-	$107,612	$19,787	$127,399
3% convertible promissory notes	-	-	-	-
Total	$-	$107,612	$19,787	$127,399

 The amortization of deferred charges and debt discount for the three months ended March 31, 2009 was as follows:

	Warrants	Conversion Features	Deferred Charges	Total
1% convertible promissory note	$-	$-	$-	$-
3% convertible promissory notes	500,919	950,996	125,431	1,577,346
Total	$500,919	$950,996	$125,431	$1,577,346

The fair values of the financial instruments associated with warrants of 3% Convertible Promissory Notes were determined utilizing Black-Scholes option pricing model, which is consistent with the Company’s historical valuation methods. The following assumptions and estimates were used in the Black-Scholes option pricing model: 3% Convertible Promissory Notes: volatility of 47%; an average risk-free interest rate of 3.30%; dividend yield of 0%; and an expected life of 3.5 years. The allocated proceeds to the warrants of 3% Convertible Promissory Notes amounted to $8,300,000, is recorded in additional paid-in capital and the respective debt discount is amortized over the life of convertible promissory notes, using the effective yield method.

The embedded beneficial conversion feature are recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of beneficial conversion feature is calculated according to ASC Topic 470-20. The 3% Convertible Promissory Notes and 1% Convertible Promissory Notes are considered to have a beneficial conversion feature as the their effective conversion price was less than the Company’s market price of common stock at commitment date. The value of beneficial conversion feature of 3% Convertible Promissory Notes and 1% Convertible Promissory Notes amounted to $15,757,575 and $1,447,745, respectively, is recorded as a reduction in the carrying value of the convertible promissory notes against additional paid-in capital. As the 3% Convertible Promissory Notes and 1% Convertible Promissory Notes have stated redemption dates, the respective debt discount is amortized over the term of the notes from the respective date of issuance using the effective yield method.

Interest Expense

The following table details the interest expenses:
	For the three months ended
	March 31, 2010 (Unaudited)	March 31, 2009 (Unaudited)
3% convertible promissory notes	$-	$375,000
1% convertible promissory notes	12,509	-
Total	$12,509	$375,000

NOTE 9.                    COMMITMENTS AND CONTINGENCIES

1. Rental Lease Commitment

The Company’s existing rental leases do not contain significant restrictive provisions. The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases as of March 31, 2010:

Nine months ending December 31, 2010	$120,595
Fiscal years ending December 31,
2010	120,595
2011	146,853
Total	$267,448

2. Annual Advertising Operating Rights Fee Commitment

The Company, through its through its PRC operating companies has acquired advertising rights from third parties to operate different types of advertising panels for certain periods.

The following table sets forth the estimated future annual commitment of the Company with respect to the advertising operating rights of panels that the Company held as of March 31, 2010:

Nine months ending December 31, 2010	$590,563
Fiscal years ending December 31,
2010	590,563
2011	123,947
Total	$714,510

3. Capital commitments

As of March 31, 2010, the Company had commitments for capital expenditures in connection with construction of roadside advertising panels and mega-size advertising panels of approximately $30,000.

NOTE 10.                  STOCKHOLDERS’ DEFICIT

(A)  Stock, Options and Warrants Issued for Services

1. In August 2006, the Company issued a warrant to purchase up to 100,000 shares of restricted common stock to a consultant at an exercise price $0.70 per share. One-fourth of the shares underlying the warrant became exercisable every 45 days beginning from the date of issuance. The warrant remains exercisable until August 25, 2016. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by ASC Topic 718 with the following assumptions and estimates: expected dividend 0%, volatility 192%, a risk-free rate of 4.5% and an expected life of one (1) year. The value of the warrant recognized $nil for the three months ended March 31, 2010 and 2009. As of March 31, 2010, none of the associated warrants was exercised.

2. In July 2007, NCN Group Management Limited entered into Executive Employment Agreements (the “Agreements”) with Godfrey Hui, Deputy Chief Executive Officer (former Chief Executive Officer), Daniel So, former Managing Director, Daley Mok, former Chief Financial Officer, Benedict Fung, former President, and Stanley Chu, former General Manager. Pursuant to the Agreements, each executive was granted shares of the Company’s common stock subject to annual vesting over five years in the following amounts: Mr. Hui, 2,000,000 shares; Mr. So, 2,000,000 shares; Dr. Mok, 1,500,000 shares; Mr. Fung, 1,200,000 shares and Mr. Chu, 1,000,000 shares. However, Mr. So, Mr. Fung and Mr. Chu resigned from their respective positions in January 2009 and Mr. Mok was removed as the Company’s Chief Financial Officer in June 2009. Further, on July 15, 2009, NCN Group Management Limited entered into a new executive employment agreement with Godfrey Hui, in connection with his services to the Company as the Deputy Chief Executive Officer. Accordingly, they are no longer entitled to those shares that will be vested on December 31, 2009, 2010 and 2011 in the following amounts: Mr. So, 1,500,000 shares; Mr. Fung, 970,000 shares, Mr. Chu, 790,000 shares; Mr. Mok, 1,200,000 shares; and Mr. Hui, 1,500,000 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized non-cash stock-based compensation of $nil and $453,250 included in general and administrative expenses on the consolidated statement of operations for the three months ended March 31, 2010 and 2009 respectively. Out of the total shares granted under the Agreements, on January 2, 2008, an aggregate of 660,000 shares with par value of $0.001 each were vested and issued to the concerned executives. On July 28, 2009, an aggregate of 500,000 shares with par value of $0.001 each were vested and issued to certain concerned executives.

3. In November 2007, the Company issued a warrant to purchase up to 300,000 shares of restricted common stock to a placement agent for provision of agency services in connection with the issuance of the 3% Convertible Promissory Notes at an exercise price $3.0 per share which are exercisable for a period of two years. The fair value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by ASC Topic 718 with the following weighted average assumptions: expected dividend 0%, volatility 182%, a risk-free rate of 4.05 % and an expected life of two (2) year. None of the associated warrants was exercised The value of the warrant recognized for the three months ended March 31, 2010 and 2009 were $nil and $31,959 respectively.

4. In June 2008, the Board of Directors granted 110,000 shares of common stock to the board of directors, Peter Mak, Ronglie Xu, Joachim Burger, Gerd Jakob, Edward Lu, Godfrey Hui, Daniel So, Daley Mok and Stanley Chu, as part of their directors’ fee for their service rendered during the period from July 1, 2008 to June 30, 2009. Each director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Peter Mak: 15,000 shares; Ronglie Xu: 15,000 shares; Joachim Burger: 15,000 shares; Gerd Jakob: 10,000 shares; Edward Lu: 10,000 shares; Godfrey Hui: 15,000 shares; Daniel So: 10,000 shares; Daley Mok: 10,000 shares and Stanley Chu: 10,000 shares. However, Mr. Joachim Burger and Mr. Gerd Jakob resigned as directors on September 30 2008 and May 5, 2009, respectively. Therefore, they are no longer entitled to those shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil and $47,499 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 respectively. On July 28, 2009, 85,000 shares of common stock of par value of $0.001 each were vested and issued to those directors.

5. In July 2008, the Company granted 170,000 shares of common stock to certain employees of the Company for their services rendered. One of the employees effectively resigned in January 2009 and his entitlement to 70,000 shares was canceled. One of the employees agreed to forfeit his original entitled shares of 40,000. Accordingly, in connection with these stock grants, the Company recorded a net credit balance of non-cash stock based compensation of $nil and $4,258 for the three months ended March 31, 2010 and 2009 respectively. On July 28, 2009, 60,000 shares of common stock with par value of $0.001 were vested and issued to the employees.

6. In August 2008, the Company granted 100,000 shares of common stock to a consultant for services rendered. The value of stock grant recognized for the three months ended March 31, 2010 and 2009 were $nil and $31,411 respectively.

7. In July 2009, the Board of Directors granted an aggregate of 1,800,000 shares of common stock to the independent directors of the Company for their services to the Company covering the period from July 2, 2009 to July 1, 2010. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Peter Mak: 600,000 shares; Ronald Lee: 600,000 shares; and Gerald Godfrey: 600,000 shares. Such shares with par value of $0.001 were issued on July 28, 2009 but will not be vested until July 1, 2010 after which the relevant share certificate will be handed to the independent directors. However, Mr. Peter Mak resigned as directors on December 31, 2009. Accordingly, he is no longer entitled to those 600,000 shares of common stock which were then cancelled in January 2010.  In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $9,000 and $nil of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the three months ended March 31, 2010 and 2009 respectively.

8. In July 2009, the Board of Directors granted an aggregate of 2,000,000 shares of common stock to Jennifer Fu, Chief Financial Officer and one employee of the Company individually for their services to the Company covering the period from July 15, 2009 to July 14, 2011. Such shares with par value of $0.001 were issued on July 28, 2009 but will not vest until July 14, 2010 after which the relevant share certificate will be handed to them. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $7,500 and $nil of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 respectively.

9. In July 2009, NCN Group Management Limited entered into Executive Employment Agreements with Earnest Leung, Chief Executive Officer and Godfrey Hui, Deputy Chief Executive Officer. Pursuant to the agreements, Dr. Earnest Leung and Mr. Godfrey Hui were granted 30,000,000 and 10,000,000 shares, respectively, for their services rendered during the period from July 1, 2009 to June 30, 2011. Such shares with par value of $0.001 each were issued to the concerned executives on July 28, 2009. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $1,200,000 of deferred stock compensation amortized over vesting period. The amortization of deferred stock compensation of $150,000 and $nil were recorded as non-cash stock-based compensation and included in general and administrative expenses on the unaudited condensed consolidated statement of operation for the three months ended March 31, 2010 and 2009 respectively.

(B)   Conversion Option and Stock Warrants Issued in Notes Activities

On November 19, 2007, pursuant to the 3% Note and Warrant purchase Agreement, the Company issued warrants to purchase up to 2,400,000 shares of the Company’s common stock at the exercise price of $2.5 per share and 1,714,285 shares of the Company’s common stock at the exercise price of $3.5 per share associated with the convertible notes of $6,000,000 in the first closing. On November 28, 2007, the Company also issued warrants to purchase up to 3,600,000 shares of the Company’s common stock at the exercise price of $2.5 per share and 2,571,430 shares of the Company’s common stock at the exercise price of $3.5 per share. The allocated proceeds to these warrants were $2,490,000 in aggregate which were recorded as reduction in the carrying value of the notes against additional paid-in capital. As the effective conversion price after allocating a portion of the proceeds to the warrants was less than the Company’s market price of common stock at commitment date, it was considered to have a beneficial conversion feature with value of $4,727,272 recorded as a reduction in the carrying value of the notes against additional paid-in capital. Please refer to Note 8 – Convertible Promissory Notes and Warrant for details.

On January 31, 2008, the Company issued $35,000,000 in 3% Convertible Promissory Notes and amended and restated $15,000,000 in 3% Convertible Promissory Notes issued in late 2007. In addition, the Company issued additional warrants to purchase 14,000,000 shares of the Company’s common stock at $2.50 per share and warrants to purchase 10,000,000 shares of the Company’s common stock at $3.50 per share. The allocated proceeds to these warrants were $5,810,000 in aggregate which were recorded as reduction in the carrying value of the notes against additional paid-in capital. As the effective conversion price after allocating a portion of the proceeds to the warrants was less than the Company’s market price of common stock at commitment date, it was considered to have a beneficial conversion feature with value of $11,030,303 recorded as a reduction in the carrying value of the notes against additional paid-in capital. Please refer to Note 8 – Convertible Promissory Notes and Warrant for details.

(C)  Debt Restructuring

On April 2, 2009, the Company entered into a new financing arrangement. Please refer to Note 8 – Convertible Promissory Notes and Warrant for details. Keywin exchanged 3% Convertible Promissory Notes in the principal amount of $45,000,000 and all accrued and unpaid interest thereon, for 307,035,463 shares of the Company’s common stock and an option to Keywin to purchase an aggregate of 122,814,185 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000, exercisable for a three-month period commencing on April 2, 2009. Accordingly, the Company reversed such 3% Convertible Promissory Notes of principal amount of $45,000,000 and all accrued and unpaid interest of $1,665,675 against additional paid-in capital. The Company also recognized a non-cash debt conversion charges of $10,204,627 against additional paid-in capital.

As part of new financing arrangement, the Company also issued $5,000,000 in the 1% Convertible Promissory Notes on April 2, 2009. As the conversion price was less than the Company’s market price of common stock at commitment date, it was considered to have a beneficial conversion feature with value of $1,447,745 recorded as a reduction in the carrying values of the notes against additional paid-in capital. For details, please refer to Note 8 – Convertible Promissory Notes and Warrant.

On April 6, 2009, the Company issued an aggregate of 307,035,463 shares of the Company’s restricted common stock with par value of $0.001 each to Keywin accordingly.

NOTE 11.                 RELATED PARTY TRANSACTIONS

Except as set forth below, during the three months ended March 31, 2010 and 2009, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

On January 1, 2010, the Company and Keywin, of which the Company’s chief executive officer and director is the director and his spouse is the sole shareholder, entered into the third Amendment, pursuant to which the Company agreed to further extend the exercise period for the Keywin Option under the Note Exchange and Option Agreement between the Company and Keywin, to purchase an aggregate of 122,814,185 shares of our common stock for an aggregate purchase price of $2,000,000, to an eighteen-month period ending on October 1, 2010, and provide the Company with the right to unilaterally terminate the exercise period upon 30 days’ written notice.

During the year ended December 31, 2009, the Company paid expenses in the aggregate amount of $413,309 expenses on behalf of a related company which is controlled by a director and chief executive officer of the Company. This amount is unsecured, bears no interest and repayable on demand. Such receivables were settled during the three months ended March 31, 2010. Accordingly, as of March 31, 2010 and December 31, 2009, amount due from a related party was $nil and $413,309 respectively.

During the three months ended March 31, 2010, the Company recorded a fee of $26,539 for sharing an office with its facilities, of which the related company is the tenant. As of March 31, 2010 and December 31, 2009, the Company recorded an amount of $44,231 and $17,692 payable to the related company respectively. The amount is unsecured, bears no interest and repayable on demand.

NOTE 12.                 NET INCOME (LOSS) PER COMMON SHARE

Net loss per share information for the three months ended March 31, 2010 and 2009 was as follows:

	For the three months ended March 31, 2010 (Unaudited)	For the three months ended March 31, 2009 (Unaudited)
Numerator:
Net loss attributable to NCN common stockholders	(1,064,266)	(3,825,702)
Denominator:
Weighted average number of shares outstanding, basic	422,615,404	71,641,608
Effect of dilutive securities	-	-
Options and warrants	-	-
Weighted average number of shares outstanding, diluted	422,615,404	71,641,608

Net loss per common share – basic and diluted
Net loss per common share – basic and diluted	$-	$(0.05)

The diluted net loss per common share is the same as the basic net loss per common share for the three months ended March 31, 2010 and 2009 as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. The securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because of anti-dilutive effect as of March 31, 2010 and 2009 were summarized as follows:

	For the three months ended March 31, 2010 (Unaudited)	For the three months ended March 31, 2009 (Unaudited)
Potential common equivalent shares:
Stock warrants for services (1)	-	-
Conversion feature associated with convertible promissory notes to common stock	214,961,307	-
Common stock to be granted to directors executives and employees for services (including non-vested shares)	-	3,975,000
Common stock to be granted to consultants for services (including non-vested shares)	100,000	100,000
Stock options granted to Keywin	81,788,544	-
Total	296,849,851	4,075,000

 Remarks:

(1)
As of March 31, 2010, the number of potential common equivalent shares associated with warrants issued for services was nil, which was related to a warrant to purchase 100,000 shares of common stock issued by the Company to a consultant in 2006 for service rendered at an exercise price of $0.70, which will expire in August 2016.

NOTE 13.           BUSINESS SEGMENTS FROM CONTINUING OPERATIONS

In September 2008, the Company disposed of its entire travel business. Accordingly, it is management’s view that the Company operate in one single business segment: Media Network, providing out-of home advertising services.

NOTE 14.          SUBSEQUENT EVENTS

Management evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statements

The following management’s discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto included in “Part I – Financial Information, Item 1. Financial Statement”. All amounts are expressed in U.S. dollars.

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

Our total advertising revenues were $378,182 and $185,149 for the three months ended March, 2010 and 2009 respectively. Our net loss attributable to NCN common stockholders was $1,064,266 and $3,825,702 for the three months ended March, 2010 and 2009 respectively. The following are the key factors which led to less than expected revenues and cash inflows during the first quarter of 2010:

•	the rising costs to acquire advertising rights due to competition among bidders for those rights;
•	slower than expected consumer acceptance of the digital form of advertising media;
•	strong competition from other media companies; and
•
many customers continued to be cost-conscious in their advertising budget although there were signs of recovery in China in late 2009. The impact of the reduction in the pace of our advertising spending is expected to be more significant on our new digital form of media than traditional advertising platforms.

To address these unfavorable market conditions, in the latter half of 2008, we undertook drastic cost-cutting measures including reduction of our workforce, office rentals, and reductions to our selling and marketing expenses and other general and administrative expenses.  We also re-assessed the commercial viability of each of our concession right contracts and determined that many of our concession rights are no longer commercially viable due to high annual fees and therefore such commercially non-viable concession right contracts were terminated. Management has also successfully negotiated some reductions in advertising operating rights fees under existing contracts. We also restructured our sales team to strengthen our ability to generate revenues. The outcome of these measures has been reflected in our financial results.

Since early 2010, we have begun to restructure our organization by consolidating our PRC operations and advertising business which has been run through commercial arrangements with our PRC operating companies, namely Quo Advertising, Bona and Botong, into one directly owned PRC entity, Yi Gao. On January 1, 2010, we consolidated all the business operations of Quo into Yi Gao, and terminated all Quo commercial arrangements. On March 31, 2010, we also terminated all commercial arrangements with Botong in order to simplify our operating structure. We expect that these actions will enhance our operational efficiency and effectiveness and should reduce our operating expenses for the foreseeable future.

To strengthen our ability to generate revenues from advertising sales which depends largely upon our ability to provide large networks of advertising locations throughout major areas in China, we also started our advertising agency business in 2009. We seek the advertising airtime from third party vendors in major cities in China and sell such advertising airtime to our customers. As an advertising agent, we are not responsible for acquiring advertising operating rights, installing, operating and maintaining advertising panels. We expect that this product line will enable us to generate revenue without having capital commitment and hence enhance our current capital position and liquidity

We also completed a debt restructuring exercise in April 2009 as aforementioned, which has directly lessened our cash constraints. For details, please refer to Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources - Restructuring of Convertible Debt” in our Annual Report on Form 10-K for the fiscal year ending December 31, 2009. In July 2009, our board appointed Dr. Earnest Leung, the nominee of our controlling shareholder, Keywin, as our chief executive officer. Dr. Leung, a Keywin director, has over 20 years experience in the investment banking industry and is actively formulating a series of business development strategies and exploring more prominent advertising related projects, aiming to expand the Company and improve its financial performance. Management has identified and is currently studying the feasibility of several potential projects, however, we have not yet committed to any of them.

For more information relating to our business, please see the section entitled “Business” in our Annual Report on Form 10-K for the fiscal year ending December 31, 2009.

Results of Operations

Comparison of Three Months Ended March 31, 2010 and March 31, 2009

Revenues – Revenues from advertising services for the three months ended March 31, 2010 were $378,182 as compared to $185,149 for the corresponding prior year period, an increase of 104%. The increase was mainly attributed to the increase in the advertising sales orders as a result of the economic recovery in China.

Cost of Advertising Services – Cost of advertising services for the three months ended March 31, 2010 was $466,435, an increase of 3% compared to $452,259 for the corresponding prior year period, primarily due to increase in the revenues.

Selling and Marketing Expenses – Selling and marketing expenses for the three months ended March 31, 2010 decreased by 46% to $90,007, compared to $165,986 for the corresponding prior period. The decrease was mainly attributed to our restructuring on sales team.

General and Administrative Expenses – General and administrative expenses for the three months ended March 31, 2010 decreased by 46% to $785,376, compared to $1,467,671 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to drastic cost cutting measures, including reduction of the Company’s workforce, rental, and other general and administrative expenses.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the three months ended March 31, 2010 decreased to $139,908, or by 93%, compared to $1,952,346 for the corresponding prior year period. The significant decrease was primarily due to the debt restructuring completed in April 2009.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended March 31, 2010 and 2009 as the Company and all of its subsidiaries and variable interest entities operated at a taxable loss during the respective periods.

Net loss  – The Company incurred a net loss of $1,064,266 for the three months ended March 31, 2010, a decrease of 72% compared to a net loss of $3,847,469 for the corresponding prior year period. The decrease in net loss was driven by several factors, including the increase in revenue, decrease in selling and marketing expenses, decrease in workforce, rental and other general and administrative expenses as a result of our cost cutting measures and decrease in interest and other debt-related expenses as a result of debt restructuring, all as more particularly described above.

Liquidity and Capital Resources

As of March 31, 2010, we had cash of $1,510,937, compared to $1,969,549 as of December 31, 2009, a decrease of $458,612. The decrease was mainly attributable to the cash utilized by operating activities.

Operating Activities

Net cash utilized by operating activities for the three months ended March 31, 2010 was $467,222, as compared with $2,158,479 for the corresponding prior year period. The decrease in net cash used in operating activities was mainly attributable to the decrease in net loss as a result of our drastic cost-cutting measures.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2010 was $4,743, compared with $6,958 for the corresponding prior year period. The decrease was mainly attributable to less equipment being purchased a during the three months ended March 31, 2010.

Capital Expenditures

During the three months ended March 31, 2009, we acquired assets of $4,743, which were financed through proceeds from the issuance of convertible promissory notes.

Advertising Operating Rights Fees

Advertising operating rights fees are the major cost of our advertising revenue. To maintain the advertising operating rights, we are required to pay advertising operating rights fees in accordance with payment terms set forth in contracts we entered into with various parties. These parties generally require us to prepay advertising operating rights fees for a period of time. The details of our advertising operating rights fees as of March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31, 2010 (Unaudited)	March 31, 2009 (Unaudited)
Payment for prepayments for advertising operating rights	$341,872	$312,622
Settlement of accrued advertising operating rights	104,684	700,000
Total payment	$446,556	$1,012,622

Amortization of prepayments for advertising operating rights	$267,854	$229,292
Accrued advertising operating rights fee recognized	52,579	83,568
Total advertising operating rights fee recognized	$320,433	$312,860

	As of March 31, 2010 (Unaudited)	As of December 31, 2009 (Audited)
Prepayments for advertising operating rights, net	$256,112	$348,239
Accrued advertising operating rights fees	$52,579	$104,684

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

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of March 31, 2010:

	Payments due by period
	Total	Due in 2010	Due in 2011-2013	Due in 2013-2015	Thereafter
Long-term Debt Obligations	$5,000,000	$-	$5,000,000	$-	$-
Operating Lease Obligations	267,448	120,595	146,853	-	-
Annual Advertising Operating Rights Fee Obligations	714,510	590,563	123,947	-	-
Purchase Obligations	$30,000	$30,000	$-	$-	$-

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

Annual Advertising Operating Rights Fee Obligations. The Company, through its PRC operating companies has acquired rights from third parties to operate roadside advertising panels and mega-size advertising panels whose lease terms expire between 2010 and 2011.

Purchase Obligations. We are obligated to make payments under non-cancellable contractual arrangements with our vendors, principally for constructing our advertising panels.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Recent Accounting Pronouncements

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

 In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The adoption of ASU 2010-9 did not have a material impact on our financial statements.

In March 2010, FASB issued ASU 2010-11 Derivatives and Hedging (Topic 815) Scope Exception Related to Embedded Credit Derivatives (“ASU 2010-11”). ASU 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only one form of embedded credit derivative qualifies for the exemption—one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Management is currently evaluating the potential impact of ASU 2010-11 on our financial statements.

In April 2010, FASB issued ASU 2010-13 Compensation-Stock Compensation (Topic 718) Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this Update should be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The guidance should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings for all outstanding awards as of the beginning of the fiscal year in which the amendments are initially applied. Management is currently evaluating the potential impact of ASU 2010-13 on our financial statements.

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

Not applicable.

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

PART II
OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business.  We are not aware of any material pending legal proceedings to which we are a party, or of which any of our property is subject, that we expect to have a material adverse effect on our financial condition.

ITEM 1A.       RISK FACTORS.

Not applicable.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended March 31, 2010 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.          (REMOVED AND RESERVED).

ITEM 5.          OTHER INFORMATION.

We have no information to include that was required to be but was not disclosed in a report on Form 8-K during the period covered by this Form 10-Q. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

Date: May 7, 2010	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jennifer Fu
Jennifer Fu, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)