Form 10-Q
period 2010-06-30
NETWORK CN INC
filed 2010-08-09
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 6, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	422,522,071

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

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

NETWORK CN INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	As of June 30, 2010 (Unaudited)	As of December 31, 2009 (Audited)
ASSETS
Current Assets
Cash		$873,546	$1,969,549
Accounts receivable, net	5	85,705	90,065
Prepayments for advertising operating rights, net	6	117,494	348,239
Investment in available-for-sale securities	7	389,744	-
Prepaid expenses and other current assets, net	8	577,628	665,907
Total Current Assets		2,044,117	3,073,760

Equipment, Net		650,266	1,389,691
Deferred Charges, Net		152,506	191,991

TOTAL ASSETS		$2,846,889	$4,655,442

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables		$2,008,029	$2,288,059
Current liabilities from discontinued operations		-	3,655
Total Current Liabilities		2,008,029	2,291,714

1% Convertible Promissory Notes Due 2012, Net	9	4,072,968	3,854,934

TOTAL LIABILITIES		6,080,997	6,146,648

COMMITMENTS AND CONTINGENCIES	10	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 2,000,000,000 shares authorized Issued and outstanding: 422,522,071and 423,122,071 as of June 30, 2010 and December 31, 2009 respectively		422,522	423,122
Additional paid-in capital		119,357,448	119,323,848
Deferred stock-based compensation		(600,000)	(900,000)
Accumulated deficit		(123,993,149)	(122,013,120)
Accumulated other comprehensive income	14	1,579,071	1,674,944
TOTAL STOCKHOLDERS’ DEFICIT	11	(3,234,108)	(1,491,206)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$2,846,889	$4,655,442

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
LOSS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Unaudited)

		For the three months ended		For the six months ended
	Note	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
REVENUES
Advertising services		$724,261	$333,978	$1,102,443	$519,127

COST OF REVENUES
Cost of advertising services		(463,581)	(501,058)	(930,016)	(953,317)

GROSS PROFIT(LOSS)		260,680	(167,080)	172,427	(434,190)

OPERATING EXPENSES
Selling and marketing		(94,931)	(159,421)	(184,938)	(325,407)
General and administrative		(970,545)	(1,009,995)	(1,755,921)	(2,477,666)
Total Operating Expenses		(1,065,476)	(1,169,416)	(1,940,859)	(2,803,073)

LOSS FROM OPERATIONS		(804,796)	(1,336,496)	(1,768,432)	(3,237,263)

OTHER INCOME
Interest income		556	10,223	933	13,944
Other income		31,063	641	69,964	2,564
Total Other Income		31,619	10,864	70,897	16,508

INTEREST AND OTHER DEBT- RELATED EXPENSES
Amortization of deferred charges and debt discount	9	(130,121)	(17,053,254)	(257,520)	(18,630,600)
Non-cash debt conversion charges	9	-	(10,204,627)	-	(10,204,627)
Loss on early extinguishment of debt	9	-	(1,696,684)	-	(1,696,684)
Interest expense	9	(12,465)	(20,525)	(24,974)	(395,525)
Total Interest and Other Debt– Related Expenses		(142,586)	(28,975,090)	(282,494)	(30,927,436)

NET LOSS BEFORE INCOME TAXES		(915,763)	(30,300,722)	(1,980,029)	(34,148,191)
Income taxes		-	-	-	-
NET LOSS		(915,763)	(30,300,722)	(1,980,029)	(34,148,191)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS, NET OF INCOME TAXES		-	1,401	-	23,168

NET LOSS ATTRIBUTABLE TO NCN COMMON STOCKHOLDERS		$(915,763)	$(30,299,321)	$(1,980,029)	$(34,125,023)

OTHER COMPREHENSIVE INCOME(LOSS)
Change in unrealized loss on available- for-sale securities, net of taxes	7	(118,149)	-	(118,149)	-

		For the three months ended		For the six months ended
	Note	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Foreign currency translation gain		7,014	23,080	22,276	22,938
Total other comprehensive income (loss)		(111,135)	23,080	(95,873)	22,938
Less: other comprehensive loss attributable to noncontrolling interests		-	587	-	408
Other comprehensive income (loss) attributable to NCN common stockholders		(111,135)	23,667	(95,873)	23,346

COMPREHENSIVE LOSS ATTRIBUTABLE TO NCN COMMON STOCKHOLDERS		$(1,026,898)	$(30,275,654)	$(2,075,902)	$(34,101,677)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	13	$(0.002)	$(0.084)	$(0.005)	$(0.157)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	13	422,522,071	361,806,991	422,568,480	217,525,861

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	For the six months ended June 30, 2010 (Unaudited)	For the six months ended June 30, 2009 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to NCN common stockholders	$(1,980,029)	$(34,125,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:
Equipment and intangible assets	150,482	289,024
Deferred charges and debt discount	257,520	18,630,600
Non-cash debt conversion charges	-	10,204,627
Loss on early extinguishment of debt	-	1,696,684
Stock-based compensation for service	333,000	745,182
Loss on disposal of equipment	562,173	8,407
Net write-back of allowance for doubtful debt	-	(229,440)
Net (gain) loss on deconsolidation of variable interest entities and disposal of subsidiaries	(5,692)	8,178
Gain from sales of available-for-sale securities	(31,063)	-
Noncontrolling interests	-	(23,168)
Changes in operating assets and liabilities, net of effects from deconsolidation of variable interest entities and disposal of subsidiaries:
Accounts receivable	4,360	279,835
Prepayments for advertising operating rights	230,745	74,084
Prepaid expenses and other current assets	88,279	361,587
Accounts payable, accrued expenses and other payables	(275,330)	(1,268,284)
Net cash used in operating activities	(665,555)	(3,347,707)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(4,743)	(55,280)
Proceeds from sales of equipment	35,700	46,154
Purchases of available-for-sale securities	(857,694)	-
Proceeds from sales of available-for-sale securities	380,864	-
Net cash used in investing activities	(445,873)	(9,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance costs for 1% convertible promissory note	-	(250,000)
Net cash used in financing activities	-	(250,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	15,425	(11,943)

NET DECREASE IN CASH	(1,096,003)	(3,618,776)

CASH, BEGINNING OF PERIOD	1,969,549	7,717,131

CASH, END OF PERIOD	$873,546	$4,098,355

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	-	-
Interest expenses	$25,111	$-

SUPPLEMENTAL DISCLOSURE FOR NON-CASH ACTIVITIES:

NON-CASH FINANCING ACTIVITIES

In April 2009, the Company issued an aggregate of 307,035,463 shares of the Company’s restricted common stock with par value of $0.001 and an option to purchase an aggregate of 122,814,185 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000, exercisable for a three-month period to a new investor in exchange for 3% Convertible Promissory Notes in the principal amount of $45,000,000, and all accrued and unpaid interest thereon ($1,665,675). Pursuant to a note exchange agreement dated April 2, 2009, the Company and the investors canceled the 3% Convertible Promissory Notes in the principal amount of $5,000,000 held by the investors including all accrued and unpaid interest thereon ($185,075), and all of the Warrants, in exchange for the Company’s issuance of new 1% Unsecured Senior Convertible Promissory Note due 2012 in the principal amount of $5,000,000. For more details, please refer to Note 9 – Convertible Promissory Notes and Warrants.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.                   INTERIM FINANCIAL STATEMENTS

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

The condensed consolidated financial statements for the three and six months ended June 30, 2010 and 2009 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Network CN Inc., originally incorporated on September 10, 1993 under the name EC Capital Limited, is a Delaware company with headquarters in the Hong Kong Special Administrative Region, the People’s Republic of China (“the PRC” or “China”). The Company was operated by different management teams in the past, under different operating names, pursuing a variety of business ventures. Between 2004 and 2006, the Company operated under the name Teda Travel Group Inc., which was primarily engaged in the provision of management services to hotels and resorts in China. On August 1, 2006, the Company changed its name to “Network CN Inc.” in order to better reflect its new vision to build a nationwide information and entertainment network in China through its business in the travel and media networks. In 2008, the Company disposed of its entire travel network in order to focus on its media network.

Details of the Company’s principal subsidiaries and variable interest entities as of June 30, 2010 are described in Note 4 – Subsidiaries and Variable Interest Entities.

Going Concern

The Company has experienced continuous recurring net losses in recent years. The net losses of the Company for the six months ended June 30, 2010 and 2009 were $2 million and $34.1 million respectively. Additionally, the Company has net cash used in operating activities of $0.7 million and $3.3 million for the six months ended June 30, 2010 and 2009 respectively. As of June 30, 2010, the Company recorded a stockholders’ deficit of $3.2 million. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In response to current financial conditions, the Company has undergone drastic cost-cutting exercise including reduction of the Company’s workforce, office rentals, as well as selling and marketing expenses and other general and administrative expenses. Certain commercially non-viable concession right contracts were terminated and management has successfully negotiated with certain authority parties of concession rights to reduce advertising operating right fees. The Company also actively streamlined the sales process in order to increase sales volumes. Besides, management has explored various means of obtaining additional financing. Accordingly, management believes that there are sufficient financial resources to meet the cash requirements for the next 12 months and the unaudited condensed consolidated financial statements have been prepared on a going concern basis.

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

(D) Cash and Cash Equivalents

Cash includes cash on hand, cash accounts, and interest bearing savings accounts placed with banks and financial institutions. For the purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2010 and December 31, 2009, the Company had no cash equivalents.

(E) Allowance for Doubtful Debts

Allowance for doubtful debts is made against receivables to the extent the debts are considered to be doubtful. Receivables in the unaudited condensed consolidated balance sheet are stated net of such allowance. The Company records its allowance for doubtful debts based upon its assessment of various factors. The Company considers historical experience, the age of the receivable balances, the credit quality of its customers, current economic conditions, and other factors that may affect customers’ ability to pay to determine the level of allowance required.

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

(G) Investment in available-for-sale securities

The Company’s marketable equity securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income. Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other income. The Company evaluates the investments periodically for possible other-than-temporary impairment. When assessing other-than-temporary impairment of equity securities, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, the Company’s intent to hold the investment for a period of time which may be sufficient for an anticipated recovery in market value, and whether its cash flow needs may require the Company to sell the investment. If appropriate, the Company records impairment charges equal to the amount that the carrying value of an equity security exceeds the estimated fair value of such security as of the evaluation date. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions to acquire the security, using the specific identification method.

The determination of current or noncurrent status for individual available-for-sale securities is made on the basis of whether or not the securities are considered working capital available for current operations under ASC 210-10-45. We determined that investments in available-for-sale securities have not been made for the purposes of control, affiliation, or other continuing business advantage as a result, investments in available-for-sale securities are classified as current assets on the unaudited condensed consolidated financial statements as of June 30, 2010.

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

(I) Impairment of Long-Lived Assets

Long-lived assets, such as equipment, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows expected to be generated from the asset’s use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset calculated using a discounted cash flow analysis.

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

(K) Convertible Promissory Notes and Warrants

1)           Issuance of 3% Convertible Promissory Notes and Warrants

During 2007 and 2008, the Company issued 3% convertible promissory notes in the principal amount of $50,000,000 and warrants. The warrants and embedded conversion feature were classified as equity under ASC Topic 815-40 and ASC Topic 815-10-15-74. The Company allocated the proceeds of the convertible promissory notes between convertible promissory notes and the financial instruments related to warrants associated with convertible promissory notes based on their relative fair values at the commitment date. The fair value of the financial instruments related to warrants associated with convertible promissory notes was determined utilizing the Black-Scholes option pricing model and the respective allocated proceeds to the warrants is recorded in additional paid-in capital. The embedded beneficial conversion feature associated with convertible promissory notes was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital in accordance with ASC Topic 470-20.

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

2)           Debt Restructuring and Issuance of 1% Convertible Promissory Note

On April 2, 2009, the Company entered into a new financing arrangement with the holders of the 3% convertible promissory notes and warrants and a new investor. The Company provided an inducement conversion offer to a new investor who exchanged 3% convertible promissory notes in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 307,035,463 shares of the Company’s common stock (the original conversion price is $1.65 per share convertible into 28,282,227 shares). Pursuant to ASC Topic 470-20, all the unamortized debt discount (including the discount from an allocation of proceeds to the warrants and the discount originated by the beneficial conversion feature) of the relevant 3% convertible promissory notes remaining at the date of conversion were immediately recognized as expenses and is included in amortization of deferred charges and debt discount in the consolidated statement of operations. The Company also accounted for the inducement conversion offer according to ASC Topic 470-20. To induce conversion, the Company has reduced the conversion price and also granted an option to purchase an aggregate of 122,814,185 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000, exercisable for a three-month period. The Company recognized non-cash debt conversion charges equal to the fair value of the incremental consideration (including both reduction in the conversion price and grant of purchase option) given as of the date the inducement offer is accepted by a new investor. The fair value of the purchase option was determined utilizing the Black-Scholes option pricing model.

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

The Company determined the new 1% convertible promissory notes to be conventional convertible instruments under ASC Topic 815-40-25. Its embedded conversion option was qualified for equity classification pursuant to ASC Topic 815-40, and ASC Topic 815-10-15-74. The embedded beneficial conversion feature was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The debt discount resulting from the allocation of proceeds to the beneficial conversion feature is amortized over the term of the 1% convertible promissory notes from the respective dates of issuance using the effective yield method.

(L) Revenue Recognition

The Company recognizes revenue in the period when advertisements are either aired or published. Revenues from advertising barter transactions are recognized in the period during which the advertisements are either aired or published. Expenses from barter transactions are recognized in the period as incurred. Barter transactions are accounted for in accordance with ASC Topic 605-20-25, which are recorded at the fair value of the advertising provided based on the Company’s own historical practice of receiving cash for similar advertising from buyers unrelated to the counterparty in the barter transactions. The amounts included in advertising services revenue and general and administrative for barter transactions were $nil for the three and six months ended June 30, 2010 and 2009.

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

(N) Income Taxes

The Company accounts for income taxes under ASC Topic 740. Under ASC Topic 740, deferred tax assets and liabilities are provided for the future tax effects attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from items including tax loss carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or reversed. Under ASC Topic 740, the expense or benefit related to adjusting deferred tax assets and liabilities as a result of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The diluted net loss per share is the same as the basic net loss per share for the three and six months ended June 30, 2010 and 2009 as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

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

The carrying value of the Company’s financial instruments related to warrants associated with convertible promissory notes is stated at a value being equal to the allocated proceeds of convertible promissory notes based on the relative fair value of notes and warrants. In the measurement of the fair value of these instruments, the Black-Scholes option pricing model is utilized, which is consistent with the Company’s historical valuation techniques. These derived fair value estimates are significantly affected by the assumptions used. As the allocated value of the financial instruments related to warrants associated with convertible promissory notes is recorded in additional paid-in capital, the financial instruments related to warrants were not required to mark to market as of each subsequent reporting period.

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

(V) Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition)” (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU 2009-13 on our financial statements.

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

In April 2010, FASB issued ASU 2010-18 Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (A consensus of the FASB Emerging Issues Task). This Update clarifies that modifications of loans that are accounted for within a pool under Subtopic 310-30, which provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition, do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Management is currently evaluating the potential impact of ASU 2010-18 on our financial statements.

NOTE 4.                   SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal consolidated subsidiaries and variable interest entities as of June 30, 2010 were as follows:

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

3)
During the three months ended June 30, 2010, the Company winded up its wholly owned subsidiaries, namely, Profit Wave Investment Limited, a Hong Kong company and Teda (Beijing) Hotels Management Limited, a PRC company. Accordingly, the Company recorded a gain on disposal of subsidiaries of $3,655 included in general and administrative expenses on the unaudited condensed consolidated statements of operations during the period ended June 30, 2010.

NOTE 5.                   ACCOUNTS RECEIVABLE, NET

Accounts receivable, net as of June 30, 2010 and December 31, 2009 were as follows:

	As of June 30, 2010 (Unaudited)	As of December 31, 2009 (Audited)
Accounts receivable	$89,585	$93,909
Less: allowance for doubtful debts	(3,880)	(3,844)
Total	$85,705	$90,065

For the three months ended June 30, 2010 and 2009, the Company recorded an allowance for doubtful debts for accounts receivable of $nil and $2,560, respectively. For the six months ended June 30, 2010 and 2009, the Company recorded a net write-back of allowance for doubtful debts for accounts receivable of $nil and $119,628, respectively. Such allowance for doubtful debt and net write-back of allowance for doubtful debts were included in general and administrative expenses on the unaudited condensed consolidated statements of operations.

NOTE 6.                   PREPAYMENTS FOR ADVERTISING OPERATING RIGHTS, NET

Prepayments for advertising operating rights, net as of June 30, 2010 and December 31, 2009 were as follows:

	As of June 30, 2010 (Unaudited)	As of December 31, 2009 (Audited)
Gross carrying amount	$2,095,464	$2,807,038
Less: accumulated amortization	(1,977,970)	(2,349,702)
Less: provision for impairment	-	(109,097)
Prepayments for advertising operating rights, net	$117,494	$348,239

Total amortization expense of prepayments for advertising operating rights of the Company for the three months ended June 30, 2010 and 2009 were $310,306 and $239,737, respectively, while for the six months ended June 30, 2010 and 2009 amounted to $578,159 and $469,029, respectively. The amortization expense of prepayments for advertising operating rights was included as cost of advertising services on the unaudited condensed consolidated statements of operations.

NOTE 7.                    INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

Investments in available-for-sale securities as of June 30, 2010 and December 31, 2009 were as follows:

	As of June 30, 2010 (Unaudited)	As of December 31, 2009 (Audited)
Listed equity securities in Hong Kong
Gross Adjusted Cost	$507,893	$-
Gross Unrealised loss	(118,149)	-
Estimated fair value	$389,744	$-

As of June 30, 2010, the estimated fair value of these securities was $389,744 less than their adjusted costs. As the Company has no intent to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery, the Company concluded the decline in the fair value was temporary and recorded the unrealized loss to accumulated other comprehensive income on the unaudited condensed consolidated balance sheets as of June 30, 2010.

The fair value of such securities was based on quoted market prices. These financial instruments consist of listed equity securities in Hong Kong, which are carried at fair value and were classified in Level 1 of the fair value hierarchy.

NOTE 8.                    PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of June 30, 2010 and December 31, 2009 were as follows:

	As of June 30, 2010 (Unaudited)	As of December 31, 2009 (Audited)
Rental deposits	$15,242	$91,548
Payments from customers withheld by a third party	1,418,091	1,404,977
Amount due from a related party (Note 12)	-	413,309
Other receivables	251,320	10,914
Prepaid expenses	319,732	158,722
Sub-total	2,004,385	2,079,470
Less: allowance for doubtful debts	(1,426,757)	(1,413,563)
Total	$577,628	$665,907

For the three months ended June 30, 2010 and 2009, the Company recorded a write-back of allowance for doubtful debts for prepaid expenses and other current assets of $nil, while for the six months ended June 30, 2010 and 2009 amounted to $nil and $109,812, respectively. Such write-back of allowance for doubtful debts was included in general and administrative expenses on the unaudited condensed consolidated statements of operations.

NOTE 9.                   CONVERTIBLE PROMISSORY NOTES AND WARRANTS

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

The 3% Convertible Promissory Notes bore interest at 3% per annum payable semi-annually in arrears and were convertible into shares of common stock at an initial conversion price of $1.65 per share, subject to customary anti-dilution adjustments. In addition, the conversion price was subject to downward adjustment on an annual basis if the Company should fail to meet certain annual EPS targets described in the Purchase Agreement. The EPS targets for fiscal years 2008, 2009 and 2010 are $0.081, $0.453, and $0.699, respectively. In the event of a default, or if the Company’s actual EPS as defined in the Purchase Agreement for any fiscal year is less than 80% of the respective EPS target, certain Investors could require the Company to redeem the 3% Convertible Promissory Notes at 100% of the principal amount, plus any accrued and unpaid interest, plus an amount representing a 20% internal rate of return on the then-outstanding principal amount. The Warrants were to expire on June 30, 2011 and granted the holders the right to acquire shares of common stock at $2.50 and $3.50 per share, subject to customary anti-dilution adjustments. The exercise price of the Warrants would also be adjusted downward whenever the conversion price of the 3% Convertible Promissory Notes is adjusted downward. In connection with the issuance of the 3% Convertible Promissory Notes, the Company also entered into registration rights agreement with the Investors, pursuant to which, as amended, the Company agreed to file at their request, a registration statement registering for resale any shares issued to the Investor upon conversion of the 3% Convertible Promissory Notes or exercise of the Warrants.

On January 31, 2008, the Company issued $35,000,000 in 3% Convertible Promissory Notes and amended and restated $15,000,000 in 3% Convertible Promissory Notes issued in late 2007. Concurrent with the Third Closing, the Company loaned substantially all the proceeds from the 3% Convertible Promissory Notes to its directly wholly owned subsidiary, NCN Group Limited (the “NCN Group”), and such loan was evidenced by an intercompany note issued by NCN Group in favor of the Company (the “NCN Group Note”). At the same time, the Company entered into a Security Agreement, pursuant to which the Company granted to the collateral agent for the benefit of the convertible note holders a first-priority security interest in certain of its assets, including the NCN Group Note and 66% of the shares of the NCN Group. In addition, the NCN Group and certain of the Company’s indirectly wholly owned subsidiaries each granted the Company a security interest in certain of the assets of such subsidiaries to, among other things, secure the NCN Group Note and certain related obligations.

As of December 31, 2008, the Company failed to meet the EPS target for fiscal 2008. The Investors agreed that the conversion price of the 3% Convertible Promissory Notes would remain unchanged at $1.65 and have not proposed any adjustment to the conversion price. None of the Warrants associated with the above convertible promissory notes has been exercised.

(B)  Debt Restructuring and 1% Convertible Promissory Notes

On April 2, 2009, the Company entered into a new financing arrangement with the holders of the 3% Convertible Promissory Notes and Warrants and a new investor.

Pursuant to a note exchange and option agreement, dated April 2, 2009 (the “Note Exchange and Option Agreement”), between the Company and Keywin Holdings Limited (“Keywin”), Keywin exchanged the 3% Convertible Promissory Notes in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 307,035,463 shares of the Company’s common stock and an option to purchase an aggregate of 122,814,185 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000, exercisable for a three-month period commencing on April 2, 2009 (the “Keywin Option”). Pursuant to the amendments, the exercise period of such option was subsequently extended to an eighteen-month period ending on October 1, 2010 and the Company has the right to unilaterally terminate the exercise period upon 30 days’ written notice. As of June 30, 2010, such option to purchase the Company’s common stock has not been exercised.

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

The following table details the accounting treatment of the convertible promissory notes:

	3% Convertible Promissory Notes (first and second tranches)	3% Convertible Promissory Notes (third tranche)	1% Convertible Promissory Notes	Total
Proceeds of convertible promissory notes	$15,000,000	$35,000,000	$5,000,000	$55,000,000
Allocation of proceeds:
Allocated relative fair value of warrants	(2,490,000)	(5,810,000)	-	(8,300,000)
Allocated intrinsic value of beneficial conversion feature	(4,727,272)	(11,030,303)	(1,447,745)	(17,205,320)
Total net proceeds of the convertible promissory notes	7,782,728	18,159,697	3,552,255	29,494,680
Conversion of 3% convertible promissory notes of $45 million	(15,000,000)	(30,000,000)	-	(45,000,000)
Cancellation of 3% convertible promissory notes of $5 million	-	(5,000,000)	-	(5,000,000)
Amortization of debt discount	7,217,272	16,840,303	520,713	24,578,288
Net carrying value of convertible promissory notes as of June 30, 2010	$-	$-	$4,072,968	$4,072,968

Amortization of Deferred Charges and Debt Discount

The amortization of deferred charges and debt discount for the three months ended June 30, 2010 was as follows:

	Warrants	Conversion Features	Deferred Charges	Total
1% convertible promissory note	$-	$110,422	$19,699	$130,121
3% convertible promissory notes	-	-	-	-
Total	$-	$110,422	$19,699	$130,121

The amortization of deferred charges and debt discount for the three months ended June 30, 2009 was as follows:

	Warrants	Conversion Features	Deferred Charges	Total
1% convertible promissory note	$-	$97,972	$19,454	$117,426
3% convertible promissory notes	5,495,959	10,434,095	1,005,774	16,935,828
Total	$5,495,959	$10,532,067	$1,025,228	$17,053,254

The amortization of deferred charges and debt discount for the six months ended June 30, 2010 was as follows:

	Warrants	Conversion Features	Deferred Charges	Total
1% convertible promissory note	$-	$218,034	$39,486	$257,520
3% convertible promissory notes	-	-	-	-
Total	$-	$218,034	$39,486	$257,520

The amortization of deferred charges and debt discount for the six months ended June 30, 2009 was as follows:

	Warrants	Conversion Features	Deferred Charges	Total
1% convertible promissory note	$-	$97,972	$19,454	$117,426
3% convertible promissory notes	5,996,878	11,385,091	1,131,205	18,513,174
Total	$5,996,878	$11,483,063	$1,150,659	$18,630,600

The fair values of the financial instruments associated with warrants of 3% Convertible Promissory Notes were determined utilizing the Black-Scholes option pricing model, which is consistent with the Company’s historical valuation methods. The following assumptions and estimates were used in the Black-Scholes option pricing model: 3% Convertible Promissory Notes: volatility of 47%; an average risk-free interest rate of 3.30%; dividend yield of 0%; and an expected life of 3.5 years. The allocated proceeds to the warrants of 3% Convertible Promissory Notes amounted to $8,300,000, is recorded in additional paid-in capital, and the respective debt discount is amortized over the life of convertible promissory notes, using the effective yield method.

The embedded beneficial conversion feature is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of beneficial conversion feature is calculated according to ASC Topic 470-20. The 3% Convertible Promissory Notes and 1% Convertible Promissory Notes are considered to have a beneficial conversion feature as their effective conversion price was less than the Company’s market price of common stock at commitment date. The value of the beneficial conversion feature of 3% Convertible Promissory Notes and 1% Convertible Promissory Notes amounted to $15,757,575 and $1,447,745, respectively, is recorded as a reduction in the carrying value of the convertible promissory notes against additional paid-in capital. As the 3% Convertible Promissory Notes and 1% Convertible Promissory Notes have stated redemption dates, the respective debt discount is amortized over the term of the notes from the respective date of issuance using the effective yield method.

Interest Expense

The following table details the interest expenses:

	For the three months ended		For the six months ended
	June 30, 2010 (Unaudited)	June 30, 2009 (Unaudited)	June 30, 2010 (Unaudited)	June 30, 2009 (Unaudited)
1% convertible promissory notes	$12,465	$12,192	$24,795	$12,192
3% convertible promissory notes	-	8,333	-	383,333
Others	-	-	179	-
Total	$12,465	$20,525	$24,974	$395,525

NOTE 10.                 COMMITMENTS AND CONTINGENCIES

(A) Commitments

1. Rental Lease Commitment

The Company’s existing rental leases do not contain significant restrictive provisions. The following is a schedule by year of future minimum lease obligations under non-cancellable rental operating leases as of June 30, 2010:

Six months ending December 31, 2010	$110,402
Fiscal years ending December 31,
2010	110,402
2011	145,220
Total	$255,622

2. Annual Advertising Operating Rights Fee Commitment

The Company, through its PRC operating companies, has acquired advertising rights from third parties to operate different types of advertising panels for certain periods.

The following table sets forth the estimated future annual commitment of the Company with respect to the advertising operating rights of panels that the Company held as of June 30, 2010:

Six months ending December 31, 2010	$363,619

3. Capital commitments

As of June 30, 2010, the Company had commitments for capital expenditures in connection with construction of roadside advertising panels and mega-size advertising panels of approximately $18,000.

(B) Contingencies

The Company accounts for loss contingencies in accordance with SFAS No. 5 “Accounting for Loss Contingencies” (ASC Topic 450) and other related guidelines. Set forth below is a description of certain loss contingencies as of June 30, 2010 and management’s opinion as to the likelihood of loss in respect of loss contingency.

On March 20, 2008, our wholly-owned subsidiary, NCN Huamin, entered into a rental agreement with Beijing Chengtian Zhihong TV & Film Production Co., Ltd., or Chengtian, pursuant to which a certain office premises located in Beijing was leased from Chengtian to NCN Huamin for a term of three years, commencing April 1, 2008. On December 30, 2008, NCN Huamin issued a notice to Chengtian to terminate the rental agreement effective on December 31, 2008 due to the fact that Chengtian had breached several provisions of the rental agreement and refused to take any remedial actions. On January 14, 2009, NCN Huamin received a notice from Beijing Arbitration Commission that Chengtian, as plaintiff, had initiated a lawsuit against NCN Huamin seeking an aggregate of approximately $505,000 for unpaid rental-related expenses, plus accrued interest, as well as compensation for unilateral termination of the rental contract. On February 25, 2009, NCN Huamin counter-claimed for breach of rental contract against Chengtian, seeking an aggregate of approximately $155,000 from Chengtian for overpayment of rental expenses and compensation for Chengtian’s breach of contract. In July 2009, the Beijing Arbitration Commission made a judgment that Huamin is liable to pay Chengtian of $280,000. In October, 2009, NCN Huamin appealed to Beijing Second Intermediate People's Court against the arbitration decision. On January 6, 2010, Beijing Second Intermediate People’s Court made a final judgment to rescind the original judgment made by the Beijing Arbitration Commission. In June, 2010, NCN Huamin received a notice from Beijing Chaoyang People’s Court dated May 24, 2010 that Chengtain, as plaintiff, had initiated a lawsuit against NCN Huamin again, seeking an aggregate of approximately $520,000 for unpaid rental-related expenses, plus fines and penalties for delayed payment as well as compensation for unilateral termination of the rental contract. At present, the outcome of this lawsuit cannot be reasonably predicted. We do not believe that the outcome of this litigation will have a material impact on our consolidated financial statements, or our results of operations.

Other than as described above, there are no material legal proceedings to which we are a party, or to which any of our property is subject, that we expect to have a material adverse effect on our financial condition.

NOTE 11.                  STOCKHOLDERS’ DEFICIT

(A)  Stock, Options and Warrants Issued for Services

1. In August 2006, the Company issued a warrant to purchase up to 100,000 shares of restricted common stock to a consultant at an exercise price $0.70 per share. One-fourth of the shares underlying the warrant became exercisable every 45 days beginning from the date of issuance. The warrant remains exercisable until August 25, 2016. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by ASC Topic 718 with the following assumptions and estimates: expected dividend 0%, volatility 192%, a risk-free rate of 4.5% and an expected life of one (1) year. The value of the warrant recognized $nil for the three and six months ended June 30, 2010 and 2009. As of June 30, 2010, none of the associated warrants was exercised.

2. In July 2007, NCN Group Management Limited entered into Executive Employment Agreements (the “Agreements”) with Godfrey Hui, Deputy Chief Executive Officer (former Chief Executive Officer), Daniel So, former Managing Director, Daley Mok, former Chief Financial Officer, Benedict Fung, former President, and Stanley Chu, former General Manager. Pursuant to the Agreements, each executive was granted shares of the Company’s common stock subject to annual vesting over five years in the following amounts: Mr. Hui, 2,000,000 shares; Mr. So, 2,000,000 shares; Dr. Mok, 1,500,000 shares; Mr. Fung, 1,200,000 shares and Mr. Chu, 1,000,000 shares. However, Mr. So, Mr. Fung and Mr. Chu resigned from their respective positions in January 2009 and Mr. Mok was removed as the Company’s Chief Financial Officer in June 2009. Further, on July 15, 2009, NCN Group Management Limited entered into a new executive employment agreement with Godfrey Hui, in connection with his services to the Company as the Deputy Chief Executive Officer. Accordingly, they are no longer entitled to those shares that will be vested on December 31, 2009, 2010 and 2011 in the following amounts: Mr. So, 1,500,000 shares; Mr. Fung, 970,000 shares, Mr. Chu, 790,000 shares; Mr. Mok, 1,200,000 shares; and Mr. Hui, 1,500,000 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil and $64,749 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operations for the three months ended June 30, 2010 and 2009, respectively, while during the six months ended June 30, 2010 and 2009 such amounts were $nil and $517,999, respectively. Out of the total shares granted under the Agreements, on January 2, 2008, an aggregate of 660,000 shares with par value of $0.001 were vested and issued to the concerned executives. On July 28, 2009, an aggregate of 500,000 shares with par value of $0.001 were vested and issued to certain concerned executives.

3. In November 2007, the Company issued a warrant to purchase up to 300,000 shares of restricted common stock to a placement agent for provision of agency services in connection with the issuance of the 3% Convertible Promissory Notes at an exercise price $3.0 per share which are exercisable for a period of two years. The fair value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by ASC Topic 718 with the following weighted average assumptions: expected dividend 0%, volatility 182%, a risk-free rate of 4.05 % and an expected life of two (2) years. None of the associated warrants was exercised. The value of the warrant recognized for the three months ended June 30, 2010 and 2009 were $nil and $31,958, respectively, while during the six months ended June 30, 2010 and 2009 such amounts were $nil and $63,917, respectively.

4. In June 2008, the Board of Directors granted 110,000 shares of common stock to the Board of Directors, Peter Mak, Ronglie Xu, Joachim Burger, Gerd Jakob, Edward Lu, Daniel So, Daley Mok, Stanley Chu, our former directors, and Godfrey Hui, as part of their director’s fee for their service rendered during the period from July 1, 2008 to June 30, 2009. Each director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Peter Mak: 15,000 shares; Ronglie Xu: 15,000 shares; Joachim Burger: 15,000 shares; Gerd Jakob: 10,000 shares; Edward Lu: 10,000 shares; Godfrey Hui: 15,000 shares; Daniel So: 10,000 shares; Daley Mok: 10,000 shares and Stanley Chu: 10,000 shares. However, Mr. Joachim Burger and Mr. Gerd Jakob resigned as directors on September 30 2008 and May 5, 2009, respectively. Therefore, they are no longer entitled to those shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil and $27,500 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operations for the three months ended June 30, 2010 and 2009, respectively, while during the six months ended June 30, 2010 and 2009 such amounts were $nil and $75,000, respectively. On July 28, 2009, 85,000 shares of common stock of par value of $0.001 each were vested and issued to those directors.

5. In July 2008, the Company granted 170,000 shares of common stock to certain employees of the Company for their services rendered. One of the employees effectively resigned in January 2009 and his entitlement to 70,000 shares was cancelled. One of the employees agreed to forfeit his original entitled shares of 40,000. Accordingly, in connection with these stock grants, the Company recorded a non-cash stock based compensation of $nil and $29,700 for the three months ended June 30, 2010 and 2009, respectively while such amounts were $nil and $25,442 for the six months ended June 30, 2010 and 2009, respectively. On July 28, 2009, 60,000 shares of common stock with par value of $0.001 were vested and issued to the employees.

6. In August 2008, the Company granted 100,000 shares of common stock to a consultant for services rendered. The value of stock grant recognized for the three months ended June 30, 2010 and 2009 were $nil and $31,412 respectively, while such amounts were $nil and $62,824 for the six months ended June 30, 2010 and 2009, respectively.

7. In July 2009, the Board of Directors granted an aggregate of 1,800,000 shares of common stock to the independent directors of the Company for their services to the Company covering the period from July 2, 2009 to July 1, 2010. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Peter Mak: 600,000 shares; Ronald Lee: 600,000 shares; and Gerald Godfrey: 600,000 shares. Such shares with par value of $0.001 were issued on July 28, 2009 but will not be vested until July 1, 2010 after which the relevant share certificate will be handed to the independent directors. However, Mr. Peter Mak resigned as directors on December 31, 2009. Accordingly, he is no longer entitled to those 600,000 shares of common stock which were then cancelled in January 2010.  In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $9,000 and $nil of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operations for the three months ended June 30, 2010 and 2009 respectively, while during the six months ended June 30, 2010 and 2009 such amounts were $18,000 and $nil, respectively.

8. In July 2009, the Board of Directors granted an aggregate of 2,000,000 shares of common stock to Jennifer Fu, Chief Financial Officer and one employee of the Company individually for their services to the Company covering the period from July 15, 2009 to July 14, 2011. Such shares with par value of $0.001 were issued on July 28, 2009 but will not vest until July 14, 2010 after which the relevant share certificate will be handed to them. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $7,500 and $nil of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operations for the three months ended June 30, 2010 and 2009 respectively, while during the six months ended June 30, 2010 and 2009 such amounts were $15,000 and $nil, respectively.

9. In July 2009, NCN Group Management Limited entered into Executive Employment Agreements with Earnest Leung, Chief Executive Officer and Godfrey Hui, Deputy Chief Executive Officer. Pursuant to the agreements, Dr. Earnest Leung and Mr. Godfrey Hui were granted 30,000,000 and 10,000,000 shares, respectively, for their services rendered during the period from July 1, 2009 to June 30, 2011. Such shares with par value of $0.001 were issued to the concerned executives on July 28, 2009. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $1,200,000 of deferred stock compensation amortized over vesting period. The amortization of deferred stock compensation of $150,000 and $nil were recorded as non-cash stock-based compensation and included in general and administrative expenses on the unaudited condensed consolidated statement of operation for the three months ended June 30, 2010 and 2009 respectively, while during the six months ended June 30, 2010 and 2009 such amounts were $300,000 and $nil, respectively.

(B)   Conversion Option and Stock Warrants Issued in Notes Activities

On November 19, 2007, pursuant to the 3% Note and Warrant purchase Agreement, the Company issued warrants to purchase up to 2,400,000 shares of the Company’s common stock at the exercise price of $2.50 per share and 1,714,285 shares of the Company’s common stock at the exercise price of $3.50 per share associated with the convertible notes of $6,000,000 in the first closing. On November 28, 2007, the Company also issued warrants to purchase up to 3,600,000 shares of the Company’s common stock at the exercise price of $2.50 per share and 2,571,430 shares of the Company’s common stock at the exercise price of $3.50 per share. The allocated proceeds to these warrants were $2,490,000 in aggregate which were recorded as reduction in the carrying value of the notes against additional paid-in capital. As the effective conversion price after allocating a portion of the proceeds to the warrants was less than the Company’s market price of common stock at commitment date, it was considered to have a beneficial conversion feature with value of $4,727,272 recorded as a reduction in the carrying value of the notes against additional paid-in capital. Please refer to Note 9 – Convertible Promissory Notes and Warrant for details.

On January 31, 2008, the Company issued $35,000,000 in 3% Convertible Promissory Notes and amended and restated $15,000,000 in 3% Convertible Promissory Notes issued in late 2007. In addition, the Company issued additional warrants to purchase 14,000,000 shares of the Company’s common stock at $2.50 per share and warrants to purchase 10,000,000 shares of the Company’s common stock at $3.50 per share. The allocated proceeds to these warrants were $5,810,000 in aggregate which were recorded as reduction in the carrying value of the notes against additional paid-in capital. As the effective conversion price after allocating a portion of the proceeds to the warrants was less than the Company’s market price of common stock at commitment date, it was considered to have a beneficial conversion feature with value of $11,030,303 recorded as a reduction in the carrying value of the notes against additional paid-in capital. Please refer to Note 9 – Convertible Promissory Notes and Warrant for details.

(C)  Debt Restructuring

On April 2, 2009, the Company entered into a new financing arrangement. Please refer to Note 9 – Convertible Promissory Notes and Warrant for details. Keywin exchanged 3% Convertible Promissory Notes in the principal amount of $45,000,000 and all accrued and unpaid interest thereon, for 307,035,463 shares of the Company’s common stock and an option to Keywin to purchase an aggregate of 122,814,185 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000, exercisable for a three-month period commencing on April 2, 2009. Accordingly, the Company reversed such 3% Convertible Promissory Notes of principal amount of $45,000,000 and all accrued and unpaid interest of $1,665,675 against additional paid-in capital. The Company also recognized a non-cash debt conversion charges of $10,204,627 against additional paid-in capital.

As part of new financing arrangement, the Company also issued $5,000,000 in the 1% Convertible Promissory Notes on April 2, 2009. As the conversion price was less than the Company’s market price of common stock at commitment date, it was considered to have a beneficial conversion feature with value of $1,447,745 recorded as a reduction in the carrying values of the notes against additional paid-in capital. For details, please refer to Note 9 – Convertible Promissory Notes and Warrant.

On April 6, 2009, the Company issued an aggregate of 307,035,463 shares of the Company’s restricted common stock with par value of $0.001 to Keywin accordingly.

(D) Changes in Equity (Deficit)

The following table summarizes the changes in equity (deficit) for the three months ended June 30, 2010:

	Noncontrolling Interests	NCN Common Stockholders	Total
Total deficit as of March 31, 2010 (unaudited)	$-	$(2,373,710)	$(2,373,710)
Net loss	-	(915,763)	(915,763)
Other comprehensive loss	-	(111,135)	(111,135)
Preferred stock	-	-	-
Common stock	-	-	-
Additional paid-in capital	-	16,500	16,500
Deferred stock compensation	-	150,000	150,000
Total deficit as of June 30, 2010 (unaudited)	$-	$(3,234,108)	$(3,234,108)

The following table summarizes the changes in equity (deficit) for the three months ended June 30, 2009:

	Noncontrolling Interests	NCN Common Stockholders	Total
Total deficit as of March 31, 2009 (unaudited)	$(21,588)	$(26,622,378)	$(26,643,966)
Net loss	(1,401)	(30,299,321)	(30,300,722)
Other comprehensive income (loss)	(587)	23,667	23,080
Preferred stock	-	-	-
Common stock	-	307,035	307,035
Additional paid-in capital	-	58,196,331	58,196,331
Total equity as of June 30, 2009 (unaudited)	$(23,576)	$1,605,334	$1,581,758

The following table summarizes the changes in equity (deficit) for the six months ended June 30, 2010:

	Noncontrolling Interests	NCN Common Stockholders	Total
Total deficit as of December 31, 2009 (audited)	$-	$(1,491,206)	$(1,491,206)
Net loss	-	(1,980,029)	(1,980,029)
Other comprehensive loss	-	(95,873)	(95,873)
Preferred stock	-	-	-
Common stock	-	(600)	(600)
Additional paid-in capital	-	33,600	33,600
Deferred stock compensation	-	300,000	300,000
Total deficit as of June 30, 2010 (unaudited)	$-	$(3,234,108)	$(3,234,108)

The following table summarizes the changes in equity (deficit) for the six months ended June 30, 2009:

	Noncontrolling Interests	NCN Common Stockholders	Total
Total deficit as of December 31, 2008 (audited)	$-	$(23,356,217)	$(23,356,217)
Net loss	(23,168)	(34,125,023)	(34,148,191)
Other comprehensive income (loss)	(408)	23,346	22,938
Preferred stock	-	-	-
Common stock	-	307,035	307,035
Additional paid-in capital	-	58,756,193	58,756,193
Total equity as of June 30, 2009 (unaudited)	$(23,576)	$1,605,334	$1,581,758

NOTE 12.                  RELATED PARTY TRANSACTIONS

Except as set forth below, during the six months ended June 30, 2010 and 2009, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

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

During the year ended December 31, 2009, the Company paid expenses in the aggregate amount of $413,309 expenses on behalf of a related company which is controlled by a director and chief executive officer of the Company. This amount is unsecured, bears no interest and repayable on demand. Such receivables were settled during the six months ended June 30, 2010. Accordingly, as of June 30, 2010 and December 31, 2009, amount due from a related party was $nil and $413,309 respectively.

During the six months ended June 30, 2010, the Company recorded a fee of $53,077 for sharing an office with its facilities, of which the related company is the tenant. As of June 30, 2010 and December 31, 2009, the Company recorded an amount of $70,769 and $17,692 payable to the related company respectively. Such payables were included in accounts payable, accrued expenses and other payables on the unaudited condensed consolidated balance sheets. The amount is unsecured, bears no interest and repayable on demand.

NOTE 13.                  NET LOSS PER COMMON SHARE

Net loss per share information for the three and six months ended June 30, 2010 and 2009 was as follows:

	For the three months ended June 30, 2010 (Unaudited)	For the three months ended June 30, 2009 (Unaudited)	For the six months ended June 30, 2010 (Unaudited)	For the six months ended June 30, 2009 (Unaudited)
Numerator:
Net loss attributable to NCN common stockholders	$(915,763)	$(30,299,321)	$(1,980,029)	$(34,125,023)
Denominator:
Weighted average number of shares outstanding, basic	422,522,071	361,806,991	422,568,480	217,525,861
Effect of dilutive securities	-	-	-	-
Options and warrants	-	-	-	-
Weighted average number of shares outstanding, diluted	422,522,071	361,806,991	422,568,480	217,525,861

Net loss per common share – basic and diluted
Net loss per common share – basic and diluted	$(0.002)	$(0.084)	$(0.005)	$(0.157)

The diluted net loss per common share is the same as the basic net loss per common share for the three and six months ended June 30, 2010 and 2009, respectively, as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. The securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because of anti-dilutive effect as of June 30, 2010 and 2009 were summarized as follows:

	For the three months ended June 30, 2010 (Unaudited)	For the three months ended June 30, 2009 (Unaudited)	For the six months ended June 30, 2010 (Unaudited)	For the six months ended June 30, 2009 (Unaudited)
Potential common equivalent shares:
Stock warrants for services (1)	-	-	-	-
Conversion feature associated with convertible promissory notes to common stock	214,961,307	214,961,307	214,961,307	214,961,307
Common stock to be granted to directors, executives and employees for services (including non-vested shares)	-	2,185,000	-	2,185,000
Common stock to be granted to consultants for services (including non-vested shares)	100,000	100,000	100,000	100,000
Stock options granted to Keywin	84,295,666	84,323,964	84,295,666	84,323,964
Total	299,356,973	301,570,271	299,356,973	301,570,271

 Remarks:

(1)
As of June 30, 2010, the number of potential common equivalent shares associated with warrants issued for services was nil, which was related to a warrant to purchase 100,000 shares of common stock issued by the Company to a consultant in 2006 for service rendered at an exercise price of $0.70, which will expire in August 2016.

NOTE 14.                  COMPREHENSIVE LOSS

Comprehensive loss comprised:

	For the three months ended June 30, 2010 (Unaudited)	For the three months ended June 30, 2009 (Unaudited)	For the six months ended June 30, 2010 (Unaudited)	For the six months ended June 30, 2009 (Unaudited)
Net loss	$(915,763)	$(30,300,722)	$(1,980,029)	$(34,148,191)
Change in unrealized loss on available-for-sale securities, net of taxes	(118,149)	-	(118,149)	-
Foreign currency translation gain	7,014	23,080	22,276	22,938
Other comprehensive income (loss)	(111,135)	23,080	(95,873)	22,938
Total comprehensive loss	(1,026,898)	(30,277,642)	(2,075,902)	(34,125,253)
Less: Comprehensive loss attributable to noncontrolling interests	-	1,988	-	23,576
Comprehensive loss attributable to NCN common stockholders	$(1,026,898)	$(30,275,654)	$(2,075,902)	$(34,101,677)

The components of accumulated other comprehensive income are as follows:

	As of June 30, 2010 (Unaudited)	As of December 31, 2009 (Audited)
Unrealized net loss on available-for-sale investments, net of taxes	$(118,149)	$-
Foreign currency translation gain	1,697,220	1,674,944
Accumulated other comprehensive income	$1,579,071	$1,674,944

NOTE 15.           BUSINESS SEGMENTS FROM CONTINUING OPERATIONS

In September 2008, the Company disposed of its entire travel business. Accordingly, it is management’s view that the Company operate in one single business segment: Media Network, providing out-of home advertising services.

NOTE 16.          SUBSEQUENT EVENTS

Management evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition and disclosure in the unaudited condensed consolidated financial statements.

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

Our total advertising revenues were $1,102,443 and $519,127 for the six months ended June, 2010 and 2009 respectively. Our net loss attributable to NCN common stockholders was $1,980,029 and $34,125,023 for the six months ended June 30, 2010 and 2009 respectively. The following are the key factors which led to less than expected revenues and cash inflows during the first two quarters of 2010:

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

Results of Operations

Comparison of Three Months Ended June 30, 2010 and June 30, 2009

Revenues – Revenues from advertising services for the three months ended June 30, 2010 were $724,261 as compared to $333,978 for the corresponding prior year period, an increase of 117%. The increase was mainly attributed to the increase in the advertising sales orders as a result of the economic recovery in China.

Cost of Advertising Services – Cost of advertising services for the three months ended June 30, 2010 was $463,581, a decrease of 7% compared to $501,058 for the corresponding prior year period primarily due to decrease in amortization of advertising operating rights fees. The decrease in the amortization of advertising operating rights fees resulted from the termination of commercially non-viable concession right contracts during 2009 and 2010.

Selling and Marketing Expenses – Selling and marketing expenses for the three months ended June 30, 2010 decreased by 40% to $94,931, compared to $159,421 for the corresponding prior year period. The decrease was mainly attributed to the restructuring of our sales team.

General and Administrative Expenses – General and administrative expenses for the three months ended June 30, 2010 decreased by 4% to $970,545, compared to $1,009,995 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to drastic cost-cutting measures, including reduction of the Company’s workforce, rental, and other general and administrative expenses, offset by a one-time loss on disposal of equipment amounting to $562,173 recorded during the three months ended June 30, 2010.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the three months ended June 30, 2010 decreased to $142,586, or by nearly 100%, compared to $28,975,090 for the corresponding prior year period. The significant decrease was primarily due to the debt restructuring completed in April 2009, from which the Company recorded a one-time non-cash debt conversion charge, a one-time loss on early extinguishment of debt and a one-time write-off on unamortized deferred charges and debt discount of $10,204,627, $1,696,684 and $16,935,828, respectively during the three months ended June 30, 2009.

Other income – Other income for the three months ended June 30, 2010 increased by 191% to $31,619, compared to $10,864 for the corresponding prior year period. The increase in other income was mainly attributed to gain from sales of available-for-sale securities amounting to $31,063, offset by the decrease in the interest income earned as a result of a decline in our bank balance.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended June 30, 2010 and 2009 as the Company and all of its subsidiaries and variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $915,763 for the three months ended June 30, 2010, a decrease of 97% compared to a net loss of $30,299,321 for the corresponding prior year period. The decrease in net loss was mainly due to a one-time effect of debt restructuring completed in April 2009 amounting to $28,837,139, as well as other factors including the increase in revenue, decrease in cost of advertising services and operating expenses as a result of our cost-cutting measures, all as more particularly described above.

Comparison of Six Months Ended June 30, 2010 and June 30, 2009

Revenues – Revenues from advertising services for the six months ended June 30, 2010 were $1,102,443 as compared to $519,127 for the corresponding prior year period, an increase of 112%. The increase was mainly attributed to the increase in the advertising sales orders as a result of the economic recovery in China.

Cost of Advertising Services – Cost of advertising services for the six months ended June 30, 2010 was $930,016, a decrease of 2% compared to $953,317 for the corresponding prior year period primarily due to decrease in amortization of advertising operating rights fees. The decrease in the amortization of advertising operating rights fees resulted from the termination of commercially non-viable concession right contracts during 2009 and 2010.

Selling and Marketing Expenses – Selling and marketing expenses for the six months ended June 30, 2010 decreased by 43% to $184,938, compared to $325,407 for the corresponding prior period. The decrease was mainly attributed to the restructuring of our sales team.

General and Administrative Expenses – General and administrative expenses for the six months ended June 30, 2010 decreased by 29% to $1,755,921, compared to $2,477,666 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to drastic cost-cutting measures, including reduction of the Company’s workforce, rental, and other general and administrative expenses, offset by a one-time loss on disposal of equipment amounting to $562,173 recorded during the six months ended June 30, 2010.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the six months ended June 30, 2010 decreased to $282,494, or by 99%, compared to $30,927,436 for the corresponding prior year period. The significant decrease was primarily due to the debt restructuring completed in April 2009, from which the Company recorded a one-time non-cash debt conversion charge, a one-time loss on early extinguishment of debt and a one-time write-off on unamortized deferred charges and debt discount of $10,204,627, $1,696,684 and $16,935,828, respectively during the six months ended June 30, 2009.

Other income – Other income for the six months ended June 30, 2010 increased by 329% to $70,897, compared to $16,508 for the corresponding prior year period. The increase in other income was mainly attributed to gain from sales of available-for-sale securities amounting to $31,063 and net rental income generated from subleasing our office to third parties, offset by the decrease in the interest income earned as a result of a decline in our bank balance.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the six months ended June 30, 2010 and 2009 as the Company and all of its subsidiaries and variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $1,980,029 for the six months ended June 30, 2010, a decrease of 94% compared to a net loss of $34,125,023 for the corresponding prior year period. The decrease in net loss was mainly due to a one-time effect of debt restructuring completed in April 2009 amounting to $28,837,139 as well as the factors including the increase in revenue, decrease in cost of advertising services and operating expenses as a result of our cost-cutting measures, all as more particularly described above.

Liquidity and Capital Resources

As of June 30, 2010, we had cash of $873,546, compared to $1,969,549 as of December 31, 2009, a decrease of $1,096,003. The decrease was mainly attributable to the cash utilized by operating activities.

Operating Activities

Net cash utilized by operating activities for the six months ended June 30, 2010 was $665,555, as compared with $3,347,707 for the corresponding prior year period. The decrease in net cash used in operating activities was mainly attributable to the decrease in net loss as a result of our drastic cost-cutting measures.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2010 was $445,873, compared with $9,126 for the corresponding prior year period. The increase was mainly attributable to our investment in equity securities during the six months ended June 30, 2010.

Financing Activities

Net cash used in financing activities was $nil for the six months ended June 30, 2010, compared with $250,000 for the corresponding prior year period. For the six months ended June 30, 2009, the cash used in financing activities consisted primarily of issuance costs related to the 1% Convertible Promissory Notes issued in April 2009.

Capital Expenditures

During the six months ended June 30, 2010 and 2009, we acquired assets of $4,743 and $55,280 respectively, which were financed through proceeds from the issuance of  the Convertible Promissory Notes.

Advertising Operating Rights Fees

Advertising operating rights fees are the major cost of our advertising revenue. To maintain the advertising operating rights, we are required to pay advertising operating rights fees in accordance with payment terms set forth in contracts we entered into with various parties. These parties generally require us to prepay advertising operating rights fees for a period of time. The details of our advertising operating rights fees as of June 30, 2010 and 2009 were as follows:

	For the three months ended June 30, 2010 (Unaudited)	For the three months ended June 30, 2009 (Unaudited)	For the six months ended June 30, 2010 (Unaudited)	For the six months ended June 30, 2009 (Unaudited)
Payment for prepayments for advertising operating rights	$301,962	$51,460	$477,353	$364,082
Settlement of accrued advertising operating rights	52,579	116,568	157,263	816,568
Total payment	$354,541	$168,028	$634,616	$1,180,650

Amortization of prepayments for advertising operating rights	$310,306	$239,737	$578,159	$469,029
Accrued advertising operating rights fee recognized	-	126,139	52,579	209,707
Total advertising operating rights fee recognized	$310,306	$365,876	$630,738	$678,736

	As of June 30, 2010 (Unaudited)	As of December 31, 2009 (Audited)
Prepayments for advertising operating rights, net	$117,494	$348,239
Accrued advertising operating rights fees	$-	$104,684

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

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of June 30, 2010:

	Payments due by period
	Total	Due in 2010	Due in 2011- 2013	Due in 2013- 2015	Thereafter
Long-term Debt Obligations	$5,000,000	$-	$5,000,000	$-	$-
Operating Lease Obligations	255,622	110,402	145,220	-	-
Annual Advertising Operating Rights Fee Obligations	363,619	363,619	-	-	-
Purchase Obligations	$18,000	$18,000	$-	$-	$-

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

Annual Advertising Operating Rights Fee Obligations. The Company, through its PRC operating companies has acquired rights from third parties to operate roadside advertising panels and mega-size advertising panels whose lease terms expire during 2010.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition)” (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU 2009-13 on our financial statements.

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

In April 2010, FASB issued ASU 2010-18 Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (A consensus of the FASB Emerging Issues Task). This Update clarifies that modifications of loans that are accounted for within a pool under Subtopic 310-30, which provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition, do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Management is currently evaluating the potential impact of ASU 2010-18 on our financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business.

On March 20, 2008, our wholly-owned subsidiary, NCN Huamin, entered into a rental agreement with Beijing Chengtian Zhihong TV & Film Production Co., Ltd., or Chengtian, pursuant to which a certain office premises located in Beijing was leased from Chengtian to NCN Huamin for a term of three years, commencing April 1, 2008. On December 30, 2008, NCN Huamin issued a notice to Chengtian to terminate the rental agreement effective on December 31, 2008 due to the fact that Chengtian had breached several provisions of the rental agreement and refused to take any remedial actions. On January 14, 2009, NCN Huamin received a notice from Beijing Arbitration Commission that Chengtian, as plaintiff, had initiated a lawsuit against NCN Huamin seeking an aggregate of approximately $505,000 for unpaid rental-related expenses, plus accrued interest, as well as compensation for unilateral termination of the rental contract. On February 25, 2009, NCN Huamin counter-claimed for breach of rental contract against Chengtian, seeking an aggregate of approximately $155,000 from Chengtian for overpayment of rental expenses and compensation for Chengtian’s breach of contract. In July 2009, the Beijing Arbitration Commission made a judgment that Huamin is liable to pay Chengtian damages of $280,000. In October, 2009, the Company appealed to Beijing Second Intermediate People's Court against the arbitration decision. On January 6, 2010, Beijing Second Intermediate People’s Court made a final judgment to rescind the original judgment made by the Beijing Arbitration Commission. In June, 2010, NCN Huamin received a notice from Beijing Chaoyang People’s Court dated May 24, 2010 that Chengtain, as plaintiff, had initiated a lawsuit against NCN Huamin again, seeking an aggregate of approximately $520,000 for unpaid rental-related expenses, plus fine and penalty for delayed payment as well as compensation for unilateral termination of the rental contract. At present, the outcome of this lawsuit cannot be reasonably predicted. We do not believe that the outcome of this litigation will have a material impact on our consolidated financial statements, or our results of operations.

Other than as described above, we are not aware of any material, active or pending legal proceedings against the Company or its subsidiaries or variable interest entities, nor are we involved as a plaintiff in any material proceeding or pending litigation. We are not aware of any proceedings adverse to the Company in which any of our directors, officers or affiliates of the Company, any owner of record or beneficiary of more than 5% of any class of voting securities of the Company, or security holder is a party or has a material interest.

ITEM 1A.     RISK FACTORS.

Not applicable.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended June 30, 2010, the sale of which was not previously disclosed in a current report on Form 8-K filed during that period.

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

Date: August 9, 2010	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jennifer Fu
Jennifer Fu, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)