Form 10-Q
period 2010-09-30
NETWORK CN INC
filed 2010-11-08
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 8, 2010 is as follows:

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
•
the “Company”, “NCN”, “we”, “us”, or “our”, are references to Network CN Inc., a Delaware corporation and its direct and indirect subsidiaries: NCN Group Limited, or NCN Group, a BVI limited company; NCN Huamin Management Consultancy (Beijing) Company Limited or NCN Huamin, a PRC limited company; Huizhong Lianhe Media Technology Co., Ltd., or Lianhe, a PRC limited company; Linkrich Enterprise Advertising and Investment Limited, or Linkrich Enterprise, a HK limited company, and its subsidiary, Yi Gao Shanghai Advertising Limited, or Yi Gao, a PRC limited company and the Company’s variable interest entities: Beijing Huizhong Bona Media Advertising Co., Ltd., or Bona, a PRC limited company;

•	“Quo Advertising ” are references to Shanghai Quo Advertising Co. Ltd, a PRC limited company;
•	“RMB” are to the Renminbi, the legal currency of China;
•	the “Securities Act” are to the Securities Act of 1933, as amended; and the “Exchange Act” are to the Securities Exchange Act of 1934, as amended; and
•	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States.

PART I
FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

NETWORK CN INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	As of September 30, 2010 (Unaudited)	As of December 31, 2009 (Audited)
ASSETS
Current Assets
Cash		$460,014	$1,969,549
Accounts receivable, net	5	274,176	90,065
Prepayments for advertising operating rights, net	6	152,931	348,239
Investment in available-for-sale securities	7	264,744	-
Prepaid expenses and other current assets, net	8	565,819	665,907
Total Current Assets		1,717,684	3,073,760

Equipment, Net		605,271	1,389,691
Deferred Charges, Net		132,730	191,991

TOTAL ASSETS		$2,455,685	$4,655,442

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables		$1,682,461	$2,288,059
Current liabilities from discontinued operations		-	3,655
Total Current Liabilities		1,682,461	2,291,714

1% Convertible Promissory Notes Due 2012, Net	9	4,187,064	3,854,934

TOTAL LIABILITIES		5,869,525	6,146,648

COMMITMENTS AND CONTINGENCIES	10

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 2,000,000,000 shares authorized Issued and outstanding: 422,522,071 and 423,122,071 as of September 30, 2010 and December 31, 2009 respectively		422,522	423,122
Additional paid-in capital		119,399,720	119,323,848
Deferred stock-based compensation		(461,250)	(900,000)
Accumulated deficit		(124,409,638)	(122,013,120)
Accumulated other comprehensive income	14	1,634,806	1,674,944
TOTAL STOCKHOLDERS’ DEFICIT	11	(3,413,840)	(1,491,206)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$2,455,685	$4,655,442

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
LOSS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

		For the three months ended		For the nine months ended
	Note	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
REVENUES
Advertising services		$733,440	$293,706	$1,835,883	$812,833

COST OF REVENUES
Cost of advertising services		(380,259)	(559,906)	(1,310,275)	(1,513,223)

GROSS PROFIT(LOSS)		353,181	(266,200)	525,608	(700,390)

OPERATING EXPENSES
Selling and marketing		(102,165)	(180,230)	(287,103)	(505,637)
General and administrative		(508,285)	(527,829)	(2,264,206)	(3,005,495)
Total Operating Expenses		(610,450)	(708,059)	(2,551,309)	(3,511,132)

LOSS FROM OPERATIONS		(257,269)	(974,259)	(2,025,701)	(4,211,522)

OTHER INCOME (EXPENSE), NET
Interest income		351	6,724	1,284	20,668
Other income (expense)		(13,098)	-	56,866	2,564
Total Other Income (Expense), Net		(12,747)	6,724	58,150	23,232

INTEREST AND OTHER DEBT- RELATED EXPENSES
Amortization of deferred charges and debt discount	9	(133,870)	(120,231)	(391,390)	(18,750,831)
Non-cash debt conversion charges	9	-	-	-	(10,204,627)
Loss on early extinguishment of debt	9	-	-	-	(1,696,684)
Interest expense	9	(12,603)	(12,603)	(37,577)	(408,128)
Total Interest and Other Debt–Related Expenses		(146,473)	(132,834)	(428,967)	(31,060,270)

NET LOSS BEFORE INCOME TAXES		(416,489)	(1,100,369)	(2,396,518)	(35,248,560)
Income taxes		-	-	-	-
NET LOSS		(416,489)	(1,100,369)	(2,396,518)	(35,248,560)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS, NET OF INCOME TAXES		-	1,005	-	24,173

NET LOSS ATTRIBUTABLE TO NCN COMMON STOCKHOLDERS		$(416,489)	$(1,099,364)	$(2,396,518)	$(35,224,387)

OTHER COMPREHENSIVE INCOME(LOSS)
Change in unrealized gain (loss) on available-for-sale securities, net of taxes	7	48,442	-	(69,707)	-
Foreign currency translation gain		7,293	923	29,569	23,861
Total other comprehensive income (loss)		55,735	923	(40,138)	23,861
Less: other comprehensive loss attributable to noncontrolling interests		-	420	-	828
Other comprehensive income (loss) attributable to NCN common stockholders		55,735	1,343	(40,138)	24,689

COMPREHENSIVE LOSS ATTRIBUTABLE TO NCN COMMON STOCKHOLDERS	14	$(360,754)	$(1,098,021)	$(2,436,656)	$(35,199,698)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	13	$(0.001)	$(0.003)	$(0.006)	$(0.125)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	13	422,522,071	410,081,908	422,552,840	282,416,544

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to NCN common stockholders	$(2,396,518)	$(35,224,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:
Equipment and intangible assets	204,120	437,447
Deferred charges and debt discount	391,390	18,750,831
Non-cash debt conversion charges	-	10,204,627
Loss on early extinguishment of debt	-	1,696,684
Stock-based compensation for service	514,022	461,551
Loss on disposal of equipment	579,341	5,180
Net write-back of allowance for doubtful debt	-	(241,227)
Net (gain) loss on deconsolidation of variable interest entities and disposal of subsidiaries	(5,692)	8,178
Non-cash impairment charges	-	4,058
Gain from write-off of payables	(424,347)	-
Gain from sales of available-for-sale securities	(17,965)	-
Noncontrolling interests	-	(24,173)
Changes in operating assets and liabilities, net of effects from deconsolidation of variable interest entities and disposal of subsidiaries:
Accounts receivable	(184,111)	258,478
Prepayments for advertising operating rights	195,308	82,986
Prepaid expenses and other current assets	72,207	316,870
Accounts payable, accrued expenses and other payables	(176,551)	(1,331,727)
Net cash used in operating activities	(1,248,796)	(4,594,624)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(42,466)	(121,356)
Proceeds from sales of equipment	55,001	70,157
Purchases of available-for-sale securities	(908,441)	-
Proceeds from sales of available-for-sale securities	591,956	-
Net cash used in investing activities	(303,950)	(51,199)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance costs for 1% convertible promissory note	-	(250,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	43,211	(14,867)

NET DECREASE IN CASH	(1,509,535)	(4,910,690)

CASH, BEGINNING OF PERIOD	1,969,549	7,717,131

CASH, END OF PERIOD	$460,014	$2,806,441

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	-	-
Interest expenses	$50,180	$-

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

The condensed consolidated financial statements for the three and nine months ended September 30, 2010 and 2009 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

NOTE 2.                   ORGANIZATION AND PRINCIPAL ACTIVITIES

Network CN Inc. and all of its subsidiaries and variable interest entities (collectively “NCN” or the “Company”) are principally engaged in the provision of out-of-home advertising in China. Since late of 2006, the Company has been operating an advertising network of LED digital video panels and light boxes in major Chinese cities.

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

Details of the Company’s principal subsidiaries and variable interest entities as of September 30, 2010 are described in Note 4 – Subsidiaries and Variable Interest Entities.

Going Concern

The Company has experienced continuous recurring net losses in recent years. The net losses of the Company for the nine months ended September 30, 2010 and 2009 were $2.4 million and $35.2 million respectively. Additionally, the Company has net cash used in operating activities of $1.2 million and $4.6 million for the nine months ended September 30, 2010 and 2009 respectively. As of September 30, 2010, the Company recorded a stockholders’ deficit of $3.4 million. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(D) Cash and Cash Equivalents

Cash includes cash on hand, cash accounts, and interest bearing savings accounts placed with banks and financial institutions. For the purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2010 and December 31, 2009, the Company had no cash equivalents.

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

(F) Prepayments for Advertising Operating Rights, Net

Prepayments for advertising operating rights are measured at cost less accumulated amortization and impairment losses. Cost includes prepaid expenses directly attributable to the acquisition of advertising operating rights. Such prepaid expenses are in general charged to the unaudited condensed consolidated statements of operations on a straight-line basis over the operating period. All the costs expected to be amortized after 12 months of the balance sheet date are classified as non-current assets.

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

The determination of current or noncurrent status for individual available-for-sale securities is made on the basis of whether or not the securities are considered working capital available for current operations under ASC 210-10-45. We determined that investments in available-for-sale securities have not been made for the purposes of control, affiliation, or other continuing business advantage as a result, investments in available-for-sale securities are classified as current assets on the unaudited condensed consolidated financial statements as of September 30, 2010.

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

2)           Debt Restructuring and Issuance of 1% Convertible Promissory Note

On April 2, 2009, the Company entered into a new financing arrangement with the holders of the 3% convertible promissory notes and warrants and a new investor. The Company provided an inducement conversion offer to a new investor who exchanged 3% convertible promissory notes in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 307,035,463 shares of the Company’s common stock (the original conversion price is $1.65 per share convertible into 28,282,227 shares). Pursuant to ASC Topic 470-20, all the unamortized debt discount (including the discount from an allocation of proceeds to the warrants and the discount originated by the beneficial conversion feature) of the relevant 3% convertible promissory notes remaining at the date of conversion were immediately recognized as expenses and is included in amortization of deferred charges and debt discount in the unaudited condensed consolidated statement of operations. The Company also accounted for the inducement conversion offer according to ASC Topic 470-20. To induce conversion, the Company has reduced the conversion price and also granted an option to purchase an aggregate of 122,814,185 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000, exercisable for a three-month period. The Company recognized non-cash debt conversion charges equal to the fair value of the incremental consideration (including both reduction in the conversion price and grant of purchase option) given as of the date the inducement offer is accepted by a new investor. The fair value of the purchase option was determined utilizing the Black-Scholes option pricing model.

For the remaining 3% convertible promissory notes in the principal amount of $5,000,000, the Company and the holders of the 3% convertible promissory notes agreed to cancel the 3% convertible promissory notes in the principal amount of $5,000,000 (including all accrued and unpaid interest thereon), and all of the warrants, in exchange for the Company’s issuance of new 1% unsecured senior convertible promissory notes due 2012 in the principal amount of $5,000,000. The 1% convertible promissory notes bear interest at 1% per annum, payable semi-annually in arrears, mature on April 1, 2012, and are convertible at any time into shares of our common stock at a fixed conversion price of $0.02326 per share, subject to customary anti-dilution adjustments. Pursuant to ASC Topic 470-50 and ASC Topic 470-50-40, the Company determined that the original convertible notes and new convertible notes were with substantially different terms and hence reported in the same manner as an extinguishment of original notes and issuance of new notes.

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

(L) Revenue Recognition

The Company recognizes revenue in the period when advertisements are either aired or published. Revenues from advertising barter transactions are recognized in the period during which the advertisements are either aired or published. Expenses from barter transactions are recognized in the period as incurred. Barter transactions are accounted for in accordance with ASC Topic 605-20-25, which are recorded at the fair value of the advertising provided based on the Company’s own historical practice of receiving cash for similar advertising from buyers unrelated to the counterparty in the barter transactions. The amounts included in advertising services revenue and general and administrative for barter transactions were $nil for the three and nine months ended September 30, 2010 and 2009.

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or reversed. Under ASC Topic 740, the expense or benefit related to adjusting deferred tax assets and liabilities as a result of a change in tax rates is recognized in profit or loss in the period that includes the enactment date.

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

The diluted net loss per share is the same as the basic net loss per share for the three and nine months ended September 30, 2010 and 2009 as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

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

In April 2010, FASB issued ASU2010-18 Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (A consensus of the FASB Emerging Issues Task). This Update clarifies that modifications of loans that are accounted for within a pool under Subtopic 310-30, which provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition, do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Management is currently evaluating the potential impact of ASU 2010-18 on our financial statements.

In July 2010, FASB issued ASU 2010-20 Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This Update improves the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period and disclosures about activity that occurs during a reporting period are effective for interim and annual reporting period ending on or after December 15, 2010.  Management is currently evaluating the potential impact of ASU 2010-20 on our financial statements.

In August 2010, FASB issued ASU 2010-21 Accounting for Technical Amendments to Various SEC Rules and Schedules. Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. This Accounting Standards Update amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The adoption of ASU 2010-21 did not have a material impact on our financial statements.

In August 2010, FASB issued ASU 2010-22 Accounting for Various Topics-Technical Corrections to SEC paragraphs (SEC Update). This Accounting Standards Update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. The adoption of ASU 2010-22 did not have a material impact on our financial statements.

NOTE 4.                   SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal consolidated subsidiaries and variable interest entities as of September 30, 2010 were as follows:

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

NOTE 5.                    ACCOUNTS RECEIVABLE, NET

Accounts receivable, net as of September 30, 2010 and December 31, 2009 were as follows:

	As of September 30, 2010 (Unaudited)	As of December 31, 2009 (Audited)
Accounts receivable	$278,096	$93,909
Less: allowance for doubtful debts	(3,920)	(3,844)
Total	$274,176	$90,065

For the three months ended September 30, 2010 and 2009, the Company recorded an allowance for doubtful debts for accounts receivable of $nil. For the nine months ended September 30, 2010 and 2009, the Company recorded a net write-back of allowance for doubtful debts for accounts receivable of $nil and $119,628, respectively. Such allowance for doubtful debt and net write-back of allowance for doubtful debts were included in general and administrative expenses on the unaudited condensed consolidated statements of operations.

NOTE 6.                   PREPAYMENTS FOR ADVERTISING OPERATING RIGHTS, NET

Prepayments for advertising operating rights, net as of September 30, 2010 and December 31, 2009 were as follows:

	As of September 30, 2010 (Unaudited)	As of December 31, 2009 (Audited)
Gross carrying amount	$2,440,424	$2,807,038
Less: accumulated amortization	(2,287,493)	(2,349,702)
Less: provision for impairment	-	(109,097)
Prepayments for advertising operating rights, net	$152,931	$348,239

Total amortization expense of prepayments for advertising operating rights of the Company for the three months ended September 30, 2010 and 2009 were $286,538 and $244,635, respectively, while for the nine months ended September 30, 2010 and 2009 amounted to $864,697 and $713,664, respectively. The amortization expense of prepayments for advertising operating rights was included as cost of advertising services on the unaudited condensed consolidated statements of operations.

NOTE 7.                   INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

Investments in available-for-sale securities as of September 30, 2010 and December 31, 2009 were as follows:

	As of September 30, 2010 (Unaudited)	As of December 31, 2009 (Audited)
Listed equity securities in Hong Kong
Gross adjusted cost	$334,451	$-
Gross unrealized loss	(69,707)	-
Estimated fair value	$264,744	$-

As of September 30, 2010, the estimated fair value of these securities was $264,744 less than their adjusted costs. As the Company has no intent to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery, the Company concluded the decline in the fair value was temporary and recorded the unrealized loss of $69,707 to accumulated other comprehensive income on the unaudited condensed consolidated balance sheets as of September 30, 2010.

The fair value of such securities was based on quoted market prices. These financial instruments consist of listed equity securities in Hong Kong, which are carried at fair value and were classified in Level 1 of the fair value hierarchy.

NOTE 8.                   PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of September 30, 2010 and December 31, 2009 were as follows:

	As of September 30, 2010 (Unaudited)	As of December 31, 2009 (Audited)
Payments from customers withheld by a third party	1,432,688	1,404,977
Amount due from a related party (Note 12)	-	413,309
Other receivables	378,992	10,914
Prepaid expenses	188,903	158,722
Rental and other deposits	6,680	91,548
Sub-total	2,007,263	2,079,470
Less: allowance for doubtful debts	(1,441,444)	(1,413,563)
Total	$565,819	$665,907

For the three months ended September 30, 2010 and 2009, the Company recorded a net write-back of allowance for doubtful debts for prepaid expenses and other current assets of $nil and $11,787, while for the nine months ended September 30, 2010 and 2009 amounted to $nil and $121,599, respectively. Such net write-back of allowance for doubtful debts was included in general and administrative expenses on the unaudited condensed consolidated statements of operations.

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

Pursuant to a note exchange and option agreement, dated April 2, 2009 (the “Note Exchange and Option Agreement”), between the Company and Keywin Holdings Limited (“Keywin”), Keywin exchanged the 3% Convertible Promissory Notes in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 307,035,463 shares of the Company’s common stock and an option to purchase an aggregate of 122,814,185 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000, exercisable for a three-month period commencing on April 2, 2009 (the “Keywin Option”). Pursuant to the amendments, the exercise period of such option was subsequently extended to a twenty-seven-month period ending on June 30, 2011 and the Company has the right to unilaterally terminate the exercise period upon 30 days’ written notice. As of September 30, 2010, such option to purchase the Company’s common stock has not been exercised.

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

The following table details the accounting treatment of the convertible promissory notes:

	3% Convertible Promissory Notes (first and second tranches)	3% Convertible Promissory Notes (third tranche)	1% Convertible Promissory Notes	Total
Proceeds of convertible promissory notes	$15,000,000	$35,000,000	$5,000,000	$55,000,000
Allocation of proceeds:
Allocated relative fair value of warrants	(2,490,000)	(5,810,000)	-	(8,300,000)
Allocated intrinsic value of beneficial conversion feature	(4,727,272)	(11,030,303)	(1,447,745)	(17,205,320)
Total net proceeds of the convertible promissory notes	7,782,728	18,159,697	3,552,255	29,494,680
Conversion of 3% convertible promissory notes of $45 million	(15,000,000)	(30,000,000)	-	(45,000,000)
Cancellation of 3% convertible promissory notes of $5 million	-	(5,000,000)	-	(5,000,000)
Amortization of debt discount	7,217,272	16,840,303	634,809	24,692,384
Net carrying value of convertible promissory notes as of September 30, 2010	$-	$-	$4,187,064	$4,187,064

Amortization of Deferred Charges and Debt Discount

The amortization of deferred charges and debt discount for the three months ended September 30, 2010 was as follows:

	Warrants	Conversion Features	Deferred Charges	Total
1% convertible promissory note	$-	$114,096	$19,774	$133,870
3% convertible promissory notes	-	-	-	-
Total	$-	$114,096	$19,774	$133,870

The amortization of deferred charges and debt discount for the three months ended September 30, 2009 was as follows:

	Warrants	Conversion Features	Deferred Charges	Total
1% convertible promissory note	$-	$100,977	$19,254	$120,231
3% convertible promissory notes	-	-	-	-
Total	$-	$100,977	$19,254	$120,231

The amortization of deferred charges and debt discount for the nine months ended September 30, 2010 was as follows:

	Warrants	Conversion Features	Deferred Charges	Total
1% convertible promissory note	$-	$332,130	$59,260	$391,390
3% convertible promissory notes	-	-	-	-
Total	$-	$332,130	$59,260	$391,390

The amortization of deferred charges and debt discount for the nine months ended September 30, 2009 was as follows:

	Warrants	Conversion Features	Deferred Charges	Total
1% convertible promissory note	$-	$198,949	$38,708	$237,657
3% convertible promissory notes	5,996,878	11,385,091	1,131,205	18,513,174
Total	$5,996,878	$11,584,040	$1,169,913	$18,750,831

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

Interest Expense

The following table details the interest expenses:

	For the three months ended		For the nine months ended
	September 30, 2010 (Unaudited)	September 30, 2009 (Unaudited)	September 30, 2010 (Unaudited)	September 30, 2009 (Unaudited)
1% convertible promissory notes	$12,603	$12,603	$37,398	$24,795
3% convertible promissory notes	-	-	-	383,333
Others	-	-	179	-
Total	$12,603	$12,603	$37,577	$408,128

NOTE 10.                  COMMITMENTS AND CONTINGENCIES

(A) Commitments

1. Rental Lease Commitment

The Company’s existing rental leases do not contain significant restrictive provisions. The following is a schedule by year of future minimum lease obligations under non-cancellable rental operating leases as of September 30, 2010:

Three months ending December 31, 2010	$35,964
Fiscal years ending December 31,
2010	35,964
2011	106,902
Total	$142,866

2. Annual Advertising Operating Rights Fee Commitment

The Company, through its PRC operating companies, has acquired advertising rights from third parties to operate different types of advertising panels for certain periods.

The following table sets forth the estimated future annual commitment of the Company with respect to the advertising operating rights of panels that the Company held as of September 30, 2010:

Three months ending December 31, 2010	$250,115
Fiscal years ending December 31,
2010	250,115
2011	652,782
2012	687,139
2013	515,355
Total	$2,105,391

3. Capital commitments

As of September 30, 2010, the Company had commitments for capital expenditures in connection with construction of roadside advertising panels and mega-size advertising panels of approximately $18,000.

(B) Contingencies

The Company accounts for loss contingencies in accordance with SFAS No. 5 “Accounting for Loss Contingencies” (ASC Topic 450) and other related guidelines. Set forth below is a description of certain loss contingencies as of September 30, 2010 and management’s opinion as to the likelihood of loss in respect of loss contingency.

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

NOTE 11.                  STOCKHOLDERS’ DEFICIT

(A)  Stock, Options and Warrants Issued for Services

1. In August 2006, the Company issued a warrant to purchase up to 100,000 shares of restricted common stock to a consultant at an exercise price $0.70 per share. One-fourth of the shares underlying the warrant became exercisable every 45 days beginning from the date of issuance. The warrant remains exercisable until August 25, 2016. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by ASC Topic 718 with the following assumptions and estimates: expected dividend 0%, volatility 192%, a risk-free rate of 4.5% and an expected life of one (1) year. The value of the warrant recognized $nil for the three and nine months ended September 30, 2010 and 2009. As of September 30, 2010, none of the associated warrants was exercised.

2. In July 2007, NCN Group Management Limited entered into Executive Employment Agreements (the “Agreements”) with Godfrey Hui, Deputy Chief Executive Officer (former Chief Executive Officer), Daniel So, former Managing Director, Daley Mok, former Chief Financial Officer, Benedict Fung, former President, and Stanley Chu, former General Manager. Pursuant to the Agreements, each executive was granted shares of the Company’s common stock subject to annual vesting over five years in the following amounts: Mr. Hui, 2,000,000 shares; Mr. So, 2,000,000 shares; Dr. Mok, 1,500,000 shares; Mr. Fung, 1,200,000 shares and Mr. Chu, 1,000,000 shares. However, Mr. So, Mr. Fung and Mr. Chu resigned from their respective positions in January 2009 and Mr. Mok was removed as the Company’s Chief Financial Officer in June 2009. Further, on July 15, 2009, NCN Group Management Limited entered into a new executive employment agreement with Godfrey Hui, in connection with his services to the Company as the Deputy Chief Executive Officer. Accordingly, they are no longer entitled to those shares that will be vested on December 31, 2009, 2010 and 2011 in the following amounts: Mr. So, 1,500,000 shares; Mr. Fung, 970,000 shares, Mr. Chu, 790,000 shares; Mr. Mok, 1,200,000 shares; and Mr. Hui, 1,500,000 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company reversed non-cash stock-based compensation of $nil and $518,000 included in general and administrative expenses on the unaudited condensed consolidated statements of operations for the three months ended September 30, 2010 and 2009, respectively, while during the nine months ended September 30, 2010 and 2009, the Company recognized $nil of non-cash stock-based compensation. Out of the total shares granted under the Agreements, on January 2, 2008, an aggregate of 660,000 shares with par value of $0.001 were vested and issued to the concerned executives. On July 28, 2009, an aggregate of 500,000 shares with par value of $0.001 were vested and issued to certain concerned executives.

3. In November 2007, the Company issued a warrant to purchase up to 300,000 shares of restricted common stock to a placement agent for provision of agency services in connection with the issuance of the 3% Convertible Promissory Notes at an exercise price $3.0 per share which are exercisable for a period of two years. The fair value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by ASC Topic 718 with the following weighted average assumptions: expected dividend 0%, volatility 182%, a risk-free rate of 4.05 % and an expected life of two (2) years. None of the associated warrants was exercised. The value of the warrant recognized for the three months ended September 30, 2010 and 2009 were $nil and $31,958, respectively, while during the nine months ended September 30, 2010 and 2009 such amounts were $nil and $95,875, respectively.

4. In June 2008, the Board of Directors granted 110,000 shares of common stock to the Board of Directors, Peter Mak, Ronglie Xu, Joachim Burger, Gerd Jakob, Edward Lu, Daniel So, Daley Mok, Stanley Chu, our former directors, and Godfrey Hui, as part of their director’s fee for their service rendered during the period from July 1, 2008 to June 30, 2009. Each director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Peter Mak: 15,000 shares; Ronglie Xu: 15,000 shares; Joachim Burger: 15,000 shares; Gerd Jakob: 10,000 shares; Edward Lu: 10,000 shares; Godfrey Hui: 15,000 shares; Daniel So: 10,000 shares; Daley Mok: 10,000 shares and Stanley Chu: 10,000 shares. However, Mr. Joachim Burger and Mr. Gerd Jakob resigned as directors on September 30 2008 and May 5, 2009, respectively. Therefore, they are no longer entitled to those shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operations for the three months ended September 30, 2010 and 2009, while during the nine months ended September 30, 2010 and 2009 such amounts were $nil and $74,999, respectively. On July 28, 2009, 85,000 shares of common stock of par value of $0.001 each were vested and issued to those directors.

5. In July 2008, the Company granted 170,000 shares of common stock to certain employees of the Company for their services rendered. One of the employees effectively resigned in January 2009 and his entitlement to 70,000 shares was cancelled. One of the employees agreed to forfeit his original entitled shares of 40,000. Accordingly, in connection with these stock grants, the Company recorded a non-cash stock based compensation of  $nil for the three months ended September 30, 2010 and 2009 while such amounts were $nil and $25,442 for the nine months ended September 30, 2010 and 2009, respectively. On July 28, 2009, 60,000 shares of common stock with par value of $0.001 were vested and issued to the employees.

6. In August 2008, the Company granted 100,000 shares of common stock to a consultant for services rendered. The value of stock grant recognized for the three months ended September 30, 2010 and 2009 were $nil and $31,411 respectively, while such amounts were $nil and $94,235 for the nine months ended September 30, 2010 and 2009, respectively.

7. In July 2009, the Board of Directors granted an aggregate of 1,800,000 shares of common stock to the independent directors of the Company for their services to the Company covering the period from July 2, 2009 to July 1, 2010. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Peter Mak: 600,000 shares; Ronald Lee: 600,000 shares; and Gerald Godfrey: 600,000 shares. Such shares with par value of $0.001 were issued on July 28, 2009 but will not be vested until July 1, 2010 after which the relevant share certificate will be handed to the independent directors. However, Mr. Peter Mak resigned as directors on December 31, 2009. Accordingly, he is no longer entitled to those 600,000 shares of common stock which were then cancelled in January 2010.  In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil and $13,500 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operations for the three months ended September 30, 2010 and 2009 respectively, while during the nine months ended September 30, 2010 and 2009 such amounts were $18,000 and $13,500, respectively.

8. In July 2009, the Board of Directors granted an aggregate of 2,000,000 shares of common stock to Jennifer Fu, Chief Financial Officer and one employee of the Company individually for their services to the Company covering the period from July 15, 2009 to July 14, 2011. Such shares with par value of $0.001 were issued on July 28, 2009 but will not vest until July 14, 2010. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $15,000 deferred stock-based compensation amortized over requisite service period during the three months ended September 30, 2010. The Company also recognized $18,750 and $7,500 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operations for the three months ended September 30, 2010 and 2009 respectively, while during the nine months ended September 30, 2010 and 2009 such amounts were $33,750 and $7,500, respectively.

9. In July 2009, NCN Group Management Limited entered into Executive Employment Agreements with Earnest Leung, Chief Executive Officer and Godfrey Hui, Deputy Chief Executive Officer. Pursuant to the agreements, Dr. Earnest Leung and Mr. Godfrey Hui were granted 30,000,000 and 10,000,000 shares, respectively, for their services rendered during the period from July 1, 2009 to June 30, 2011. Such shares with par value of $0.001 were issued to the concerned executives on July 28, 2009. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $1,200,000 of deferred stock-based compensation amortized over requisite service period. The amortization of deferred stock-based compensation of $150,000 and $150,000 were recorded as non-cash stock-based compensation and included in general and administrative expenses on the unaudited condensed consolidated statement of operation for the three months ended September 30, 2010 and 2009 respectively, while during the nine months ended September 30, 2010 and 2009 such amounts were $450,000 and $150,000, respectively.

10. In August 2010, the Board of Directors granted an aggregate of 1,800,000 shares of common stock to the independent directors of the Company for their services to the Company covering the period from July 2, 2010 to July 1, 2011. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Ronald Lee: 600,000 shares; Gerald Godfrey: 600,000 shares; and Serge Choukroun: 600,000 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $12,272 and $nil of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operations for the three months ended September 30, 2010 and 2009 respectively, while during the nine months ended September 30, 2010 and 2009 such amounts were $12,272 and $nil, respectively.

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

(D) Changes in Equity (Deficit)

The following table summarizes the changes in deficit for the three months ended September 30, 2010:

	Noncontrolling Interests	NCN Common Stockholders	Total
Total deficit as of June 30, 2010 (unaudited)	$-	$(3,234,108)	$(3,234,108)
Net loss	-	(416,489)	(416,489)
Other comprehensive income	-	55,735	55,735
Preferred stock	-	-	-
Common stock	-	-	-
Additional paid-in capital	-	42,272	42,272
Deferred stock-based compensation	-	138,750	138,750
Total deficit as of September 30, 2010 (unaudited)	$-	$(3,413,840)	$(3,413,840)

The following table summarizes the changes in equity for the three months ended September 30, 2009:

	Noncontrolling Interests	NCN Common Stockholders	Total
Total equity as of June 30, 2009 (unaudited)	$(23,576)	$1,605,334	$1,581,758
Net loss	(1,005)	(1,099,364)	(1,100,369)
Other comprehensive income (loss)	(420)	1,343	923
Preferred stock	-	-	-
Common stock	-	44,445	44,445
Additional paid-in capital	-	721,924	721,924
Deferred stock-based compensation	-	(1,050,000)	(1,050,000)
Total equity as of September 30, 2009 (unaudited)	$(25,001)	$223,682	$198,681

The following table summarizes the changes in deficit for the nine months ended September 30, 2010:

	Noncontrolling Interests	NCN Common Stockholders	Total
Total deficit as of December 31, 2009 (audited)	$-	$(1,491,206)	$(1,491,206)
Net loss	-	(2,396,518)	(2,396,518)
Other comprehensive loss	-	(40,138)	(40,138)
Preferred stock	-	-	-
Common stock	-	(600)	(600)
Additional paid-in capital	-	75,872	75,872
Deferred stock-based compensation	-	438,750	438,750
Total deficit as of September 30, 2010 (unaudited)	$-	$(3,413,840)	$(3,413,840)

The following table summarizes the changes in equity (deficit) for the nine months ended September 30, 2009:

	Noncontrolling Interests	NCN Common Stockholders	Total
Total deficit as of December 31, 2008 (audited)	$-	$(23,356,217)	$(23,356,217)
Net loss	(24,173)	(35,224,387)	(35,248,560)
Other comprehensive income (loss)	(828)	24,689	23,861
Preferred stock	-	-	-
Common stock	-	351,480	351,480
Additional paid-in capital	-	59,478,117	59,478,117
Deferred stock-based compensation	-	(1,050,000)	(1,050,000)
Total equity as of September 30, 2009 (unaudited)	$(25,001)	$223,682	$198,681

NOTE 12.                  RELATED PARTY TRANSACTIONS

Except as set forth below, during the nine months ended September 30, 2010 and 2009, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

On January 1, 2010, the Company and Keywin, of which the Company’s chief executive officer and director is the director and his spouse is the sole shareholder, entered into the third Amendment, pursuant to which the Company agreed to further extend the exercise period for the Keywin Option under the Note Exchange and Option Agreement between the Company and Keywin, to purchase an aggregate of 122,814,185 shares of our common stock for an aggregate purchase price of $2,000,000, to an eighteen-month period ending on October 1, 2010, and provide the Company with the right to unilaterally terminate the exercise period upon 30 days’ written notice. On September 30, 2010, the exercise period for the Keywin Option was further extended to a twenty-seven-month period ending on June 30, 2011.

During the year ended December 31, 2009, the Company paid expenses in the aggregate amount of $413,309 expenses on behalf of a related company which is controlled by a director and chief executive officer of the Company. This amount is unsecured, bears no interest and repayable on demand. Such receivables were settled during the nine months ended September 30, 2010. Accordingly, as of September 30, 2010 and December 31, 2009, amount due from a related party was $nil and $413,309 respectively.

During the nine months ended September 30, 2010, the Company recorded a fee of $79,615 for sharing an office with its facilities, of which the related company is the tenant. As of September 30, 2010 and December 31, 2009, the Company recorded an amount of $nil and $17,692 payable to the related company respectively. Such payables were included in accounts payable, accrued expenses and other payables on the unaudited condensed consolidated balance sheets. The amount is unsecured, bears no interest and repayable on demand.

NOTE 13.                  NET LOSS PER COMMON SHARE

Net loss per share information for the three and nine months ended September 30, 2010 and 2009 was as follows:

	For the three months ended September 30, 2010 (Unaudited)	For the three months ended September 30, 2009 (Unaudited)	For the nine months ended September 30, 2010 (Unaudited)	For the nine months ended September 30, 2009 (Unaudited)
Numerator:
Net loss attributable to NCN common stockholders	$(416,489)	$(1,099,364)	$(2,396,518)	$(35,224,387)
Denominator:
Weighted average number of shares outstanding, basic	422,522,071	410,081,908	422,552,840	282,416,544
Effect of dilutive securities	-	-	-	-
Options and warrants	-	-	-	-
Weighted average number of shares outstanding, diluted	422,522,071	410,081,908	422,552,840	282,416,544

Net loss per common share – basic and diluted
Net loss per common share – basic and diluted	$(0.001)	$(0.003)	$(0.006)	$(0.125)

The diluted net loss per common share is the same as the basic net loss per common share for the three and nine months ended September 30, 2010 and 2009, respectively, as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. The securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because of anti-dilutive effect as of September 30, 2010 and 2009 were summarized as follows:

	For the three months ended September 30, 2010 (Unaudited)	For the three months ended September 30, 2009 (Unaudited)	For the nine months ended September 30, 2010 (Unaudited)	For the nine months ended September 30, 2009 (Unaudited)
Potential common equivalent shares:
Stock warrants for services (1)	-	-	-	-
Conversion feature associated with convertible promissory notes to common stock	214,961,307	214,961,307	214,961,307	214,961,307
Common stock to be granted to directors, executives and employees for services (including non-vested shares)	-	-	-	-
Common stock to be granted to consultants for services (including non-vested shares)	100,000	100,000	100,000	100,000
Stock options granted to Keywin	73,264,635	90,805,365	73,264,635	90,805,365
Total	288,325,942	305,866,672	288,325,942	305,866,672

 Remarks:

(1)
As of September 30, 2010, the number of potential common equivalent shares associated with warrants issued for services was nil, which was related to a warrant to purchase 100,000 shares of common stock issued by the Company to a consultant in 2006 for service rendered at an exercise price of $0.70, which will expire in August 2016.

NOTE 14.                  COMPREHENSIVE LOSS

Comprehensive loss comprised:

	For the three months ended September 30, 2010 (Unaudited)	For the three months ended September 30, 2009 (Unaudited)	For the nine months ended September 30, 2010 (Unaudited)	For the nine months ended September 30, 2009 (Unaudited)
Net loss	$(416,489)	$(1,100,369)	$(2,396,518)	$(35,248,560)
Change in unrealized gain (loss) on available-for-sale securities, net of taxes	48,442	-	(69,707)	-
Foreign currency translation gain	7,293	923	29,569	23,861
Other comprehensive income (loss)	55,735	923	(40,138)	23,861
Total comprehensive loss	(360,754)	(1,099,446)	(2,436,656)	(35,224,699)
Less: Comprehensive loss attributable to noncontrolling interests	-	1,425	-	25,001
Comprehensive loss attributable to NCN common stockholders	$(360,754)	$(1,098,021)	$(2,436,656)	$(35,199,698)

The components of accumulated other comprehensive income are as follows:

	As of September 30, 2010 (Unaudited)	As of December 31, 2009 (Audited)
Unrealized net loss on available-for-sale investments, net of taxes	$(69,707)	$-
Foreign currency translation gain	1,704,513	1,674,944
Accumulated other comprehensive income	$1,634,806	$1,674,944

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

Overview

Our mission is to become a nationwide leader in providing out-of-home advertising in China, primarily serving the needs of branded corporate customers. We seek to acquire rights to install and operate roadside advertising panels and mega-size advertising panels in the major cities in China. In most cases, we are responsible for installing advertising panels, although in some cases, advertising panels might have already been installed, and we will be responsible for operating and maintaining the panels. Once the advertising panels are put into operation, we sell advertising airtime to our customers directly. Since late 2006, we have been operating an advertising network of LED digital video panels and light boxes in major Chinese cities. LED (known as “Light Emitting Diode”) technology has evolved to become a new and popular form of advertising in China, capable of delivering crisp, super-bright images both indoors and outdoors.

Our total advertising revenues were $1,835,883 and $812,833 for the nine months ended September 30, 2010 and 2009 respectively. Our net loss attributable to NCN common stockholders was $2,396,518 and $35,224,387 for the nine months ended September 30, 2010 and 2009 respectively. The following are the key factors which led to less than expected revenues and cash inflows during the first three quarters of 2010:

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

For more information relating to our business, please see the section entitled “Business” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Results of Operations

Comparison of Three Months Ended September 30, 2010 and September 30, 2009

Revenues – Revenues from advertising services for the three months ended September 30, 2010 were $733,440 as compared to $293,706 for the corresponding prior year period, an increase of 150%. The increase was mainly attributed to the increase in the advertising sales orders as a result of the economic recovery in China.

Cost of Advertising Services – Cost of advertising services for the three months ended September 30, 2010 was $380,259, a decrease of 32% compared to $559,906 for the corresponding prior year period primarily due to decrease in amortization of advertising operating rights fees. The decrease in the amortization of advertising operating rights fees resulted from the termination of commercially non-viable concession right contracts during 2009 and 2010.

Selling and Marketing Expenses – Selling and marketing expenses for the three months ended September 30, 2010 decreased by 43% to $102,165, compared to $180,230 for the corresponding prior year period. The decrease was mainly attributed to the restructuring of our sales team by consolidating our sales teams from different locations so as to enhance our operational effectiveness and efficiency.

General and Administrative Expenses – General and administrative expenses for the three months ended September 30, 2010 decreased by 4% to $508,285, compared to $527,829 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to a one-time gain on write-off of long aged payables amounted to $224,347 as well as the factors including reduction of the Company’s workforce, rental, and other general and administrative expenses during the three months ended September 30, 2010 offset by a one-time write-back of non-cash stock-based compensation amounted to $518,000 during the three months ended September 30, 2009.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the three months ended September 30, 2010 increased to $146,473, or by 10%, compared to $132,834 for the corresponding prior year period. The increase was primari1y due to the increase in amortization of debt discount.

Other Income (Expense), Net – Other income (expense), net for the three months ended September 30, 2010 was a debit balance of $12,747, compared to a credit balance of $6,724 for the corresponding prior year period. The change was mainly attributed to a loss from sales of available-for-sale securities amounting to $13,098 as well as the decrease in the interest income earned as a result of a decline in our bank balance.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended September 30, 2010 and 2009 as the Company and all of its subsidiaries and variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $416,489 for the three months ended September 30, 2010, a decrease of 62% compared to a net loss of $1,099,364 for the corresponding prior year period. The decrease in net loss was mainly due to the factors including the increase in revenue, decrease in cost of advertising services and operating expenses as a result of our cost-cutting measures, all as more particularly described above.

Comparison of Nine Months Ended September 30, 2010 and September 30, 2009

Revenues – Revenues from advertising services for the nine months ended September 30, 2010 were $1,835,883 as compared to $812,833 for the corresponding prior year period, an increase of 126%. The increase was mainly attributed to the increase in the advertising sales orders as a result of the economic recovery in China.

Cost of Advertising Services – Cost of advertising services for the nine months ended September 30, 2010 was $1,310,275, a decrease of 13% compared to $1,513,223 for the corresponding prior year period primarily due to decrease in amortization of advertising operating rights fees. The decrease in the amortization of advertising operating rights fees resulted from the termination of commercially non-viable concession right contracts during 2009 and 2010.

Selling and Marketing Expenses – Selling and marketing expenses for the nine months ended September 30, 2010 decreased by 43% to $287,103, compared to $505,637 for the corresponding prior period. The decrease was mainly attributed to the restructuring of our sales team by consolidating our sales teams from different locations so as to enhance our operational effectiveness and efficiency.

General and Administrative Expenses – General and administrative expenses for the nine months ended September 30, 2010 decreased by 25% to $2,264,206, compared to $3,005,495 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to a one-time gain on write-off of long aged payables amounted to $424,347 as well as the factors including reduction of the Company’s workforce, rental, and other general and administrative expenses offset by (1) a one-time loss on disposal of equipment amounting to $579,946 during the nine months ended September 30, 2010; (2) a one-time write-back of non-cash stock-based compensation amounted to $518,000 during the nine months ended September 30, 2009 and (3) a one-time write-back of allowance for doubtful debt amounted to $241,227 during the nine months ended September 30, 2009.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the nine months ended September 30, 2010 decreased to $428,967, or by 99%, compared to $31,060,270 for the corresponding prior year period. The significant decrease was primarily due to the debt restructuring completed in April 2009, from which the Company recorded a one-time non-cash debt conversion charge, a one-time loss on early extinguishment of debt and a one-time write-off on unamortized deferred charges and debt discount of $10,204,627, $1,696,684 and $16,935,828, respectively during the nine months ended September 30, 2009.

Other Income (Expense), Net – Other income (expense), net for the nine months ended September 30, 2010 increased by 150% to $58,150, compared to $23,232 for the corresponding prior year period. The increase was mainly attributed to a gain from sales of available-for-sale securities amounting to $17,965 and net rental income generated from subleasing our office to third parties, offset by the decrease in the interest income earned as a result of a decline in our bank balance.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the nine months ended September 30, 2010 and 2009 as the Company and all of its subsidiaries and variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $2,396,518 for the nine months ended September 30, 2010, a decrease of 93% compared to a net loss of $35,224,387 for the corresponding prior year period. The decrease in net loss was mainly due to a one-time effect of debt restructuring completed in April 2009 amounting to $28,837,139 as well as the factors including the increase in revenue, decrease in cost of advertising services and operating expenses as a result of our cost-cutting measures, all as more particularly described above.

Liquidity and Capital Resources

As of September 30, 2010, we had cash of $460,014, compared to $1,969,549 as of December 31, 2009, a decrease of $1,509,535. The decrease was mainly attributable to the cash utilized by operating activities.

Operating Activities

Net cash utilized by operating activities for the nine months ended September 30, 2010 was $1,248,796, as compared with $4,594,624 for the corresponding prior year period. The decrease in net cash used in operating activities was mainly attributable to the decrease in net loss as a result of our drastic cost-cutting measures.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2010 was $303,950, compared with $51,199 for the corresponding prior year period. The increase was mainly attributable to our investment in equity securities during the nine months ended September 30, 2010.

Financing Activities

Net cash used in financing activities was $nil for the nine months ended September 30, 2010, compared with $250,000 for the corresponding prior year period. For the nine months ended September 30, 2009, the cash used in financing activities consisted primarily of issuance costs related to the 1% Convertible Promissory Notes issued in April 2009.

Capital Expenditures

During the nine months ended September 30, 2010 and 2009, we acquired assets of $42,466 and $121,356 respectively, which were financed through proceeds from the issuance of the Convertible Promissory Notes.

Advertising Operating Rights Fees

Advertising operating rights fees are the major cost of our advertising revenue. To maintain the advertising operating rights, we are required to pay advertising operating rights fees in accordance with payment terms set forth in contracts we entered into with various parties. These parties generally require us to prepay advertising operating rights fees for a period of time. The details of our advertising operating rights fees as of September 30, 2010 and 2009 were as follows:

	For the three months ended September 30, 2010 (Unaudited)	For the three months ended September 30, 2009 (Unaudited)	For the nine months ended September 30, 2010 (Unaudited)	For the nine months ended September 30, 2009 (Unaudited)
Payment for prepayments for advertising operating rights	$319,156	$250,055	$796,509	$583,013
Settlement of accrued advertising operating rights	-	126,139	157,263	973,831
Total payment	$319,156	$376,194	$953,772	$1,556,844

Amortization of prepayments for advertising operating rights	$286,538	$244,635	$864,697	$713,664
Accrued advertising operating rights fee recognized	-	150,108	52,579	359,815
Total advertising operating rights fee recognized	$286,538	$394,743	$917,276	$1,073,479

	As of September 30, 2010 (Unaudited)	As of December 31, 2009 (Audited)
Prepayments for advertising operating rights, net	$152,931	$348,239
Accrued advertising operating rights fees	$-	$104,684

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

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of September 30, 2010:

	Payments due by period
	Total	Due in 2010	Due in 2011-2013	Due in 2013-2015	Thereafter
Long-term Debt Obligations	$5,000,000	$-	$5,000,000	$-	$-
Operating Lease Obligations	142,866	35,964	106,902	-	-
Annual Advertising Operating Rights Fee Obligations	2,105,391	250,115	1,855,276	-	-
Purchase Obligations	$18,000	$18,000	$-	$-	$-

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

Annual Advertising Operating Rights Fee Obligations. The Company through its PRC operating companies has acquired rights from third parties to operate roadside advertising panels and mega-size advertising panels whose lease terms expire during 2010.

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

In April 2010, FASB issued ASU2010-18 Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (A consensus of the FASB Emerging Issues Task). This Update clarifies that modifications of loans that are accounted for within a pool under Subtopic 310-30, which provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition, do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Management is currently evaluating the potential impact of ASU 2010-18 on our financial statements.

In July 2010, FASB issued ASU 2010-20 Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This Update improves the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period and the disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Management is currently evaluating the potential impact of ASU 2010-20 on our financial statements.

In August 2010, FASB issued ASU 2010-21 Accounting for Technical Amendments to Various SEC Rules and Schedules. Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. This Accounting Standards Update amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The adoption of ASU 2010-21 did not have a material impact on our financial statements.

In August 2010, FASB issued ASU 2010-22 Accounting for Various Topics-Technical Corrections to SEC paragraphs (SEC Update). This Accounting Standards Update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. The adoption of ASU 2010-22 did not have a material impact on our financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

We have not sold any equity securities during the quarter ended September 30, 2010, the sale of which was not previously disclosed in a current report on Form 8-K filed during that period.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.          (REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

Under the terms of an amendment dated as of September 30, 2010, between the Company and Keywin, we agreed to extend the exercise period for the Keywin Option under the Note Exchange and Option Agreement between the Company and Keywin, to purchase an aggregate of 122,814,185 shares of our common stock for an aggregate purchase price of $2,000,000, from a eighteen-month period ended on October 1, 2010, to a twenty-seven-month period ending June 30, 2011.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
10.1	Amendment No. 4 to Note Exchange and Option Agreement, dated September 30, 2010, between Keywin Holdings Limited and the Company.

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2010	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jennifer Fu
Jennifer Fu, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)