Form 10-K/A
period 2009-12-31
NETWORK CN INC
filed 2011-01-28
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Form 10-K/A”) amends the Annual Report on Form 10-K of Network CN Inc. (the “Company”) for the fiscal year ended December 31, 2009, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2010 (the “Original Report”). This Form 10-K/A is being filed to solely to amend the Company’s disclosures throughout the Original Report, including under Item 1. “Business,” Item 1A. “Risk Factors,” Item 5 “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 10 “Directors, Executive Officers and Corporate Governance,” Item 11 “Executive Compensation,” Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” Item 13 “Certain Relationships and Related Transactions, and Director Independence,” and Item 15 “Exhibits, Financial Statement Schedules.”

Unless otherwise indicated, this report speaks only as of the date that the Original Report was filed. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Report. This Form 10-K/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures, including the exhibits to the Original Report affected by subsequent events, except that this Form 10-K/A includes as exhibits 31.1, 31.2, 32.1 and 32.2 new certifications by the Company’s Chief Executive Officer and Chief Financial Officer as required by Rule 12b-15.

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

We also completed a debt restructuring exercise in April 2009 which has directly lessened our cash constraints. For details, please refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources - Restructuring of Convertible Debt” below.  In July 2009, our board appointed Dr. Earnest Leung, the nominee of our controlling shareholder, Keywin Holdings Limited (“Keywin”), as our chief executive officer. Dr. Leung, a Keywin director, has over 20 years experience in the investment banking industry and is actively formulating a series of business development strategies and exploring more prominent advertising related projects, aiming to expand the Company and improve its financial performance. Management has identified and is currently studying the feasibility of several potential projects, however, we have not yet committed to any of them.

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

Acquisition of Quo Advertising

On January 31, 2007, we exerted 100% control over Quo Advertising, an advertising agency headquartered in Shanghai, China, pursuant to a purchase and sale agreement and a trust agreement, dated January 24, 2007, between the Company and two independent PRC individuals. As we were unable to directly own 100% equity interest in Quo Advertising under the PRC law and regulations, through trust arrangements, we designated two PRC citizens to hold Quo Advertising’s equity interest on behalf and for the benefit of us.  The Company obtained 100% control over Quo Advertising at a consideration of $907,600, $64,000 of which was in cash and the balance of which was in 300,000 shares of our common stock, valued at $843,600. The results of operations of Quo Advertising have been included in the Company's consolidated statement of operations since the completion of the acquisition on January 31, 2007.

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

Acquisition of Cityhorizon BVI

On January 1, 2008, we entered into a share purchase agreement with our wholly owned subsidiary Cityhorizon Hong Kong, to acquire 100% of the equity interest in Cityhorizon BVI and its PRC operating entities, Lianhe and Bona, from Cityhorizon BVI’s sole shareholder, for an aggregate purchase price of $8,738,000, $5,000,000 of which was in cash and the balance of which was in 1,500,000 shares of restricted common stock of par value of $0.001 each, valued at $3,738,000. Lianhe was a wholly foreign owned enterprise of Cityhorizon BVI in China while Cityhorizon BVI exerted 100% effective control over Bona, a local PRC company, through a trust arrangement. The results of operations of Cityhorizon BVI, Lianhe and Bona have been included in our consolidated statement of operations since the completion of the acquisition on January 1, 2008.

Cityhorizon BVI is an investment holding company and its PRC operating entities, Lianhe and Bona were both founded in 2006. Lianhe is principally engaged in the provision of technology and management consulting services and Bona is principally engaged in the provision of advertising services. The purpose of the acquisition was to further strengthen our Media Network in China. There has been no change in Lianhe’s and Bona’s business since the date of acquisition.

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

In January 2008, after our acquisition of Cityhorizon BVI and its PRC subsidiaries Lianhe and Bona, we restructured our advertising business in order to strengthen our compliance with existing PRC regulation. As aforementioned, Lianhe was a wholly foreign owned enterprise of Cityhorizon BVI in China. We effectively owned 100% of the equity interest in Lianhe after the acquisition of Cityhorizon BVI. We restructured our advertising business by causing Lianhe to enter into a series of commercial agreements with Bona and Quo Advertising and their registered PRC shareholders who held the equity interest on behalf of us through trust arrangements and were obligated to follow our instruction. There was no consideration provided by Lianhe to Bona and Quo Advertising or their shareholders in exchange for entering into these commercial agreements. As of January 2008, the registered PRC shareholders of Quo Advertising were Ms. Zhang Lina and Ms. Zhang Qinxiu while the registered PRC shareholders of Bona were Mr. Dayong Hao and Mr. Kaiyin Liu.

Pursuant to these commercial agreements, Lianhe is obligated to provide exclusive technology and management consulting services to Bona and Quo Advertising in exchange for service fees amounting to substantially all of the net income of Bona and Quo Advertising. Each of the registered PRC shareholders of Bona and Quo Advertising also entered into equity pledge agreements and option agreements with Lianhe which cannot be amended or terminated except by written consent of all parties. Pursuant to these equity pledge agreements and option agreements, each shareholder pledged its equity interest in Bona and Quo Advertising for the performance of payment obligations of Bona and Quo Advertising under the exclusive technology and management consulting services agreements.

In addition, the shareholders of Bona and Quo Advertising assigned to Lianhe all their voting rights as shareholders of Bona and Quo Advertising and Lianhe has the option to acquire the equity interests of Bona and Quo Advertising at a mutually agreed purchase price that will first be used to repay any loans payable to Lianhe or any affiliate of Lianhe by the registered shareholders of Bona and Quo Advertising.

These commercial arrangements enable us to exert effective control on these entities, namely Bona and Quo Advertising and their respective subsidiaries, if any, and transfer their economic benefits to the Company for financial results consolidation pursuant to FIN 46(R). In the opinion of our PRC legal counsel, these commercial arrangements are in compliance with all existing PRC laws, rules and regulations and are enforceable in accordance with their terms and conditions although there are substantial uncertainties regarding the interpretation and implementation of current PRC laws and regulation.

As of the date of this annual report, Lianhe has not received any technology and management consulting services fees from Bona and Quo Advertising as they have operated at a net loss since entering into these contractual agreements. We also didn’t register aforementioned equity pledge agreements with the relevant PRC authorities as we believed that the risk of the PRC shareholders of Bona and Quo Advertising failing to perform their respective obligations under the above contractual arrangements was not high. Furthermore, the registration of the equity pledge agreements with the relevant PRC authorities would incur more costs and time if we want to designate other person as the new PRC shareholders. As our advertising business has been run through Yi Gao, our directly owned subsidiary since the early of 2010, we believed the relevant risk imposed on our operations has been reduced.

Corporate Structure

The following chart reflects our organization structure as of the date of this annual report:

Available Information

We file with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports to be filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

______
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

The following table summarizes the percentage of sold and unsold air time in 2009 on our panels in Shanghai, Wuhan and Beijing.

Location	Percentage of Sold airtime	Percentage of Unsold airtime
Nanjing Road Pedestrian Street, Shanghai
- 28 Roadside LED panels	3%	97%
- 24 Rollersheets	44%	56%
- 28 Lightboxes (back side of Roadside LED panels)	54%	46%

Wuhan – Mega-sized LED	8%	92%
Beijing - Mega-sized LED	6%	94%

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

For our current advertising project located in Nanjing Road Pedestrian Street, Shanghai, China, the party of our advertising operating right contract is obligated to obtain the out-of-home advertising registration certificate for each relevant billboard located in Shanghai that is to be installed by us. They are also obligated to fully compensate us for any loss as a result of their non-compliance. To the best of our knowledge, they have obtained the relevant advertising registration certificate from the relevant local authorities.

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

We have not received any dividends or fees from our PRC subsidiaries or affiliated Chinese entities in the past three years. As all our PRC subsidiaries are currently still operating at a net loss, we are unable to estimate the time to receive dividends or other fees.

Enterprise Income Tax Law

The Enterprise Income Tax Law, or EIT Law, was promulgated by the PRC’s National People’s Congress on March 16, 2007 to introduce a new uniform taxation regime in the PRC. Both resident and non-resident enterprises deriving income from the PRC will be subject to this EIT Law from January 1, 2008. It replaces the previous two different tax rates applied to foreign-invested enterprises and domestic enterprises by only one single income tax rate applied for all enterprises in the PRC. Also, before the introduction of a new uniform taxation regime in the PRC, those entities with qualified hi-tech status were subject to a preferential tax rate of 15%, plus a three-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing from the first profitable year. Under this EIT Law, except for enterprises that qualify as “new and high technology enterprises” (“high-tech companies”) are entitled to a preferential tax rate of 15% and other very limited situation that allows EIT rates at 20%, the general applicable EIT rate in the PRC is 25%. Also, for those high-tech companies established after January 1, 2008, they are only entitled to a preferential tax rate of 15% without granting any tax holiday.

We may not enjoy tax holiday for our further established high-tech companies in the PRC and therefore our tax advantages over domestic enterprises may be diminished.

We believe that each of our PRC operating entities were resident enterprises and subject to the enterprise income tax rate of 25% for its global income. We do not believe that any of our off-shore entities are resident enterprises. Our off-shore entities didn’t provide any services in the PRC and their overall management and controls are all located outside China, permanent establishment does not exist and hence they would not fall into the resident enterprise category. However, we cannot provide assurance that all our offshore operating entities are not “resident enterprises” as there are substantial uncertainties regarding the interpretation and implementation of current PRC tax rule and regulation.

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

Our media operations were mainly conducted by Lianhe, Botong, Bona and Quo Advertising (deconsolidated on January 1, 2010) through commercial agreements arrangement. PRC regulations require any foreign entities that invest in the advertising services industry to have at least two years of direct operations in the advertising industry outside of China. Beginning December 10, 2005, foreign investors have been allowed to own directly 100% of PRC companies operating an advertising business if the foreign entity has at least three years of direct operations in the advertising business outside of China or less than 100% if the foreign investor has at least two years of direct operations in the advertising industry. Until late 2009 we established Yi Gao, our 70% majority-owned indirect subsidiary, we did not have any PRC subsidiaries which we have direct equity ownership that were able to apply for the required licenses for providing advertising services in China. Before 2008, all of our advertising business was run through Quo Advertising, which was owned by two PRC citizens designated by us. Quo Advertising holds the requisite licenses to provide advertising services in China. We have entered into contractual agreements with the shareholders of Quo Advertising, which provide us with the substantial ability to control Quo Advertising and its subsidiaries. In January 2008, we restructured our advertising business after further acquiring the media companies namely Lianhe and Bona. Through our newly acquired company, Lianhe, we entered into an exclusive management consulting services agreement and an exclusive technology consulting services agreement with each of Quo Advertising, Bona and Botong. In addition, we entered into an equity pledge agreement and an option agreement with each of the registered PRC shareholders of Quo Advertising, Bona and Botong designated by us and pursuant to which these shareholders pledged 100% of their shares to Lianhe and granted Lianhe the option to acquire their shares at a mutually agreed purchase price which shall first be used to repay any loans payable to Lianhe or any affiliate of Lianhe by the registered PRC shareholders.  These commercial arrangements enable us to exert effective control on these entities, and transfer their economic benefits to us for financial results consolidation.

In early 2010, our management decided that we would operate with more efficiency if we eliminated our structure of variable interest entities and substituted them with direct ownership.  On January 1, 2010, we terminated all our commercial agreements with Quo Advertising and transferred all its operations, including but not limited to existing sales contracts, to Yi Gao, a newly formed PRC advertising joint venture, with 70% equity interests held by Linkrich Enterprise, our wholly owned Hong Kong subsidiary, and 30% equity interests held by Quo Advertising. We continue to exert control over Quo Advertising’s equity interest in Yi Gao through a trust declaration delivered by Quo Advertising stating that it is holding its equity interest in Yi Gao on behalf and for the benefit of Linkrich Enterprise.

We plan to transition the operations of Bona and Botong to Yi Gao.

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

At the time we applied to set up Yi Gao, as an equity joint venture, we did not have any plan to dispose of Quo Advertising. As Yi Gao was a sino-foreign equity joint venture (30:70) incorporated in Shanghai, we selected Quo Advertising, the only Shanghai local advertising company we had control at that time, and Lickrich Enterprises, our Hong Kong subsidiary, as the sino registered shareholder and foreign registered shareholder respectively.

After establishing Yi Gao, we decided to consolidate all our operations into one directly owned entity in order to improve our operational effectiveness and efficiency. Accordingly, on January 1, 2010, we terminated all our commercial agreements with Quo Advertising and transferred all its operations, including but not limited to existing sales contracts, to Yi Gao. We continue to exercise control over Quo Advertising’s conduct with respect to Yi Gao, pursuant to a trust declaration executed and delivered to us by Quo Advertising, whereby Quo Advertising affirms that it is holding its 30% minority interest in Yi Gao on behalf and for the benefit of Linkrich Enterprise.

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

The Enterprise Income Tax Law of the People's Republic of China, or New EIT Law, was promulgated by the PRC’s National People’s Congress on March 16, 2007 to create a “level playing field” by establishing, effective as of January 1, 2008, a unified corporate income tax rate, cost deduction and tax incentive policies for both domestic and foreign-invested enterprises deriving income from the PRC. Under the prior regulatory scheme, foreign enterprises and foreign invested enterprises, or FIEs, were generally only required to pay income tax at an effective rate of approximately 15% to 20%, while domestic Chinese companies usually have to pay income tax at an effective rate of about 25% or even higher. The New EIT Law and its implementing rules apply one single income tax rate of 25% to all both domestic and foreign-invested enterprises, except for some hi-tech enterprises which are subject to EIT rates of 15%. Also for those high-tech enterprises established after January 1, 2008, they are no longer entitled to a three-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing from the first profitable year. We may not enjoy tax incentives for our further established companies in the PRC and therefore our tax advantages over domestic enterprises may be diminished and our business development in China may be adversely affected.

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

We rely on dividends from our subsidiaries in China and consulting and other fees paid to us by our affiliated Chinese entities. Current PRC regulations only allow our subsidiaries to pay dividends to us out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends. Further, if our subsidiaries and affiliated Chinese entities in China incur debt on their own behalf, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us, which may restrict our ability to satisfy our liquidity requirements.

We have not received any dividends or any other fees, including consulting fees, from our PRC subsidiaries or our affiliated Chinese entities in the past three years as all of our PRC operating companies, including our PRC subsidiaries and variable interest entities, are currently operating at an accumulated deficit and the regulations prevent us from receiving any dividends in the short term until they turn into accumulated profit. As such, we could only receive funds from them through the repayment of intercompany loans by our PRC subsidiaries or charging them service fees through the provision of management services. If our PRC operating entities continue to operate at a net loss, we will need to raise funds through the issuance of equity and debt securities to satisfy future payment requirements, and there is no assurance that we will be successful in raising such funds.

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

As we are a holding company, we rely on dividends paid to us by our subsidiaries in the PRC through our Hong Kong subsidiaries, Cityhorizon Hong Kong and Linkrich Enterprise. Current PRC regulations only allow our subsidiaries to pay dividends to us out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. Also in accordance with its articles of association, each of our subsidiaries in the PRC is required to allocate to its enterprise development reserve at least 10% of its respective after-tax profits determined in accordance with the PRC accounting standards and regulations. Each of our subsidiaries in the PRC may stop allocations to its general reserve if such reserve has reached 50% of its registered capital. Allocations to the reserve can only be used for making up losses and other specified purposes and may not be paid to us in forms of loans, advances, or cash dividends. Dividends paid by our PRC subsidiaries to Cityhorizon Hong Kong and Linkrich Enterprise, our Hong Kong subsidiaries, will not be subject to Hong Kong capital gains or other income tax under current Hong Kong laws and regulations because they will not be deemed to be assessable income derived from or arising in Hong Kong.

We have not received any dividends or any other fees, including consulting fees, from our PRC subsidiaries or our affiliated Chinese entities in the past three years as all of our PRC operating companies, including our PRC subsidiaries and variable interest entities, are currently operating at an accumulated deficit and the above dividend restriction prevent us from receiving any dividends in the short term until they turn into accumulated profit. As such, we could only receive funds from them through the repayment of intercompany loans by our PRC subsidiaries or charging them service fees through the provision of management services. If our PRC operating entities continue to operate at a net loss, we will need to raise funds through the issuance of equity and debt securities to satisfy future payment requirements, and there is no assurance that we will be successful in raising such funds.

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

Recent Developments

Corporate Restructuring

Since 2008, all our advertising business has been run through commercial arrangements with our PRC operating companies, namely Quo Advertising, Bona and Botong. In early 2010, our management decided that we would operate with more efficiency if we eliminated our structure of variable interest entities and substituted them with direct ownership.  On January 1, 2010, we terminated all our commercial agreements with Quo Advertising and transferred all its operations, including but not limited to existing sales contracts, to Yi Gao, a newly formed PRC advertising joint venture, with 70% equity interests held by Linkrich Enterprise, our wholly owned Hong Kong subsidiary, and 30% equity interests held by Quo Advertising. We continue to exert control over Quo Advertising’s equity interest in Yi Gao through a trust declaration delivered by Quo Advertising stating that it is holding its equity interest in Yi Gao on behalf and for the benefit of Linkrich Enterprise.

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

Operating Activities

Net cash used by operating activities for the year ended December 31, 2009 was $5,428,273 compared to $17,944,568 for the year ended December 31, 2008, a decrease of $12,516,295. The decrease in net cash used in operating activities was mainly attributable to our drastic cost-cutting measures and the decrease in the payment for advertising operating rights fees as a result of the termination of commercially non-viable concession right contracts in 2009, offset by the one-time effect that we paid the expenses in the amount of $413,309 on behalf of our related company, namely Vision Tech International Holdings Limited during the year ended December 31, 2009. Please refer to Part III – Item 13. “Certain Relationships and Related Transactions and Director Independence” for details. As we could collect full payment from Vision Tech International Holdings Limited in a few months, it didn’t have any significant impact to our liquidity and capital resources during 2009 and the early of 2010.

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

The following table summarizes by location the number of advertising panels that the Company has the right to operate as of March 1, 2010:

Location	Type of Advertising Panels (1)	No. of Advertising Panels to Operate	Expiration (2)
Nanjing Road Pedestrian Street, Shanghai	Roadside Advertising Panel	52	2010
Wuhan	Mega-size Advertising Panel	1	2012
Beijing	Mega-size Advertising Panel	1	2013
	Total	54
__________
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

In 2009, the utilization rate for our advertising panels was less than expected. The following table summarizes the percentage of sold and unsold air time in 2009 on our panels in Shanghai, Wuhan and Beijing.

Location	Percentage of Sold airtime	Percentage of Unsold airtime
Nanjing Road Pedestrian Street, Shanghai
- 28 Roadside LED panels	3%	97%
- 24 Rollersheets	44%	56%
- 28 Lightboxes (back side of Roadside LED panels)	54%	46%

Wuhan – Mega-sized LED	8%	92%
Beijing - Mega-sized LED	6%	94%

The details of our advertising operating rights fee were as follows:

	Years Ended December 31,
	2009	2008	2007
Payment for prepayments for advertising operating rights	$1,336,739	$7,405,975	$14,627,129
Settlement of accrued advertising operating rights	733,000	49,385	-
Total payment	$2,069,739	$7,455,360	$14,627,129

Amortization of prepayments for advertising operating rights	$1,388,980	$15,167,456	$990,951
Accrued advertising operating rights fee recognized	104,684	733,000	49,385
Total advertising operating rights fee recognized	$1,493,664	$15,900,456	$1,040,336

	As of December 31,
	2009	2008
Prepayments for advertising operating rights, net	$348,239	$418,112
Accrued advertising operating rights fees	$104,684	$733,000

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

Dr. Leung was appointed as a director because of his extensive knowledge of capital markets through his various senior positions in financial institutions and because of his in-depth business management experience

Godfrey Hui has served as Company’s director since April 2002, and as Deputy Chief Executive Officer since July 15, 2009. Mr. Hui also served from April 2002 to July 2009 as the Company’s Chief Executive Officer. Mr. Hui had over twenty years’ experience in the hotel industry prior to founding our Company. He has worked for several international and regional hotel groups, including Hopewell Holdings Limited, a Hong Kong based real estate developer, where Mr. Hui worked in various capacities including Director of Operations, Finance and Development of the Hotel Division, Executive Assistant to the Chairman, Chairman of the Executive Committee, and Group Financial Controller and was responsible for management and financial issues, and Mega Hotels Management Limited (now a subsidiary of Hopewell), where he served as Director of Finance, Development and Operations. Mr. Hui holds a Bachelor of Science in Business Management from the Chinese University of Hong Kong and a Master’s Degree in Finance and Investment from the University of Hull. Mr. Hui also serves as an independent non-executive director of Vinda International Holdings Limited, which is listed on Hong Kong Main Board engaging in manufacturing and sale of household consumable paper.

Mr. Hui was appointed as a director because he is the founder of the Company and has served as a member of our Board since 2002. He has in-depth knowledge of the Company’s operation, strategy, financial condition and competitive position.

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

Mr. Lee was appointed as a director due to his extensive auditing experience and financial expertise with over 40 years’ experience in the accounting industry, which provides a strong foundation to serve as the Chairman of our Audit Committee.

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

Mr. Godfrey was appointed as a director because of his strong network connection and also his extensive company board and committee experience.

Family Relationships

There are no family relationships between any directors or officers of the Company.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Transactions with Related Persons, Promoters and Certain Control Persons; Corporate Governance”, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

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
________
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
________
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
______
(1)	No bonus was paid to the Named Executive Officers in fiscal 2009, 2008 and 2007.
(2)
Amounts in the column “Stock Awards” of the above table present the aggregate grant date fair value of the awards computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ 718 Compensation—Stock Compensation (“FASB ASC 718”). The grant date fair value of each of the executives’ award is measured based on the closing price of our common stock on the date of grant.

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

(3)
All other compensation only represents (a) a monthly contribution of $128 paid by the Company into a mandatory provident fund for the benefit of each of the Named Executive Officers. (b) monthly cash allowance of HK$40,000 (approximately $5,161) paid to Dr. Earnest Leung and Mr. Godfrey Hui commencing from July 2009 and (c) income tax reimbursement to be paid to Dr. Earnest Leung and Mr. Godfrey Hui in order to sufficiently cover their Hong Kong salary taxes resulting from their employment during each fiscal year and to Mr. Daley Mok for his employment commencing from July 1, 2007 till June 15, 2009. There is no item that is not a perquisite or personal benefit (such as tax reimbursements and contributions to the mandatory provident fund) whose value exceeds $10,000 for each Named Executives.

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
______
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

______
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
______
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

Director Compensation

The following table provides information about the compensation earned by directors who served during fiscal year 2009 (including Mr.Gerd Jakob and Mr. Peter Mak who resigned as director on May 5, 2009 and December 31, 2009 respectively; Messrs. Daley Mok, Daniel So, Stanley Chu, Edward Lu, Ronglie Xu who hold office until July 2, 2009):

Name of director(3)	Fees Earned or Paid(1) in Cash ($)	Stock Awards(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)
Earnest Leung	52,147	-	-	-	-	-	52,147
Godfrey Hui	28,000	15,000	-	-	-	-	43,000
Ronald Lee*	12,000	9,000	-	-	-	-	21,000
Gerald Godfrey*	12,000	9,000	-	-	-	-	21,000
Peter Mak*	27,000	24,000	-	-	-	-	51,000
Daley Mok	7,500	10,000	-	-	-	-	17,500
Daniel So	7,500	10,000	-	-	-	-	17,500
Stanley Chu	7,500	10,000	-	-	-	-	17,500
Edward Lu*	10,000	10,000	-	-	-	-	20,000
Gerd Jakob*	6,667	-	-	-	-	-	6,667
Ronglie Xu*	15,000	15,000	-	-	-	-	30,000
*Non-employee directors
______
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

(2)  Amounts in the column “Stock Awards” of the table present the aggregate grant date fair value of the awards computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ 718 Compensation—Stock Compensation (“FASB ASC 718”). The grant date fair value of each of the directors’ award is measured based on the closing price of our common stock on the date of grant. In July 2008, directors were granted an award of 10,000 shares with vesting date on June 30, 2009, for services rendered as a director between July 1, 2008 and June 30, 2009, and an additional 5,000 shares was granted to the chairperson of the board and to the chairperson of each board committee. In July 2009, only non-employee directors were granted an award of 600,000 shares with vesting date on July 1, 2010.

(3) Compensation was paid to employee directors for their role as directors. Such compensation packages were proposed by our Remuneration Committee after considering their executive compensation packages and were approved by the Board. .

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

Title of Class	Name and Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership (1)	Percent of Class (4)
Common Stock	Earnest Leung	CEO and Director	274,986,668 (2)	50.4
Common Stock	Godfrey Hui	Deputy CEO and Director	11,135,000	2.6
Common Stock	Jennifer Fu	CFO	10,000	*
Common Stock	Ronald Lee	Director	-	-
Common Stock	Gerald Godfrey	Director	-	-
All Officers and Directors as a group (5 persons named above)			42,608,000
Common Stock	Keywin Holdings Limited (5) Room 902, 9/F1., Universal Trade Centre, 3 Arbuthnot Road, Central, Hong Kong	5% Security Holder	243,523,668 (3)	44.7
	Sino Portfolio International Ltd (6) 3104 -7, 31/F, Central Plaza, 18 Harbour Road, Hong Kong	5% Security Holder	137,681,437	32.6
Total Shares Owned by Persons Named above			423,813,105

______
 * Less than 1%

(1)  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)  Includes 120,709,483 shares held by Keywin Holdings Limited of which Dr. Earnest Leung is the director and also an option for Keywin Holdings Limited to purchase an aggregate of 122,814,185 shares of the Company’s common stock, exercisable for an aggregate purchase price of $2,000,000 until October 1, 2010.

(3) Includes an option to purchase an aggregate of 122,814,185 shares of the Company’s common stock, exercisable for an aggregate purchase price of $2,000,000 until October 1, 2010.

(4)  A total of 422,522,071 shares of our common stock outstanding are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 15, 2010. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(5)  Dr. Earnest Leung, its sole director, and Ms Pui Chu Tang, its shareholder and Dr. Leung’s spouse, have voting and dispositive control over the shares held by Keywin Holdings Limited.

(6)  Ms Angela Chan, its sole director, and Mrs. Chen Yang Foo Oi, its shareholder, have voting and dispositive control over the shares held by Sino Portfolio International Ltd.

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

Vision Tech International Holdings Limited is a HK main board listed company, which is currently renamed as China Boon Holdings Limited (“China Boon”). It recently is diversifying its business into the development and operation of cemetery in China. We provided a short-term advance of $413,309 towards the payment of pre-operating expenses incurred by China Boon in connection with its January 2010 establishment of a wholly foreign owned enterprise in China, for the purpose of engaging in a cemetery business.

The pre-operating expenses paid were mainly office rental deposit and expenses, leasehold improvement, furniture and fixture, other fixed assets and other administrative expenses. China Boon had sufficient funds in Hong Kong to cover these expenses but had no channels to remit such funds from Hong Kong to China until the establishment of their wholly foreign owned enterprise. We agreed to pay these expenses on behalf of China Boon in the hope of generating advertising business from China Boon when they commenced promotion of the cemetery services. China Boon repaid all these expenses in February, 2010 when their wholly foreign owned enterprise was set up in China.

Our arrangement with China Boon was not in writing but it was approved by our Board of Directors prior to the time that the payments were made. We do not have any intention to enter into similar arrangements with China Boon or any other entity in the future.

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

PART IV

ITEM 15      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements are filed as a part of this Form 10-K :

(i)	Reports of Independent Registered Public Accounting Firms	F-2
(ii)	Consolidated Balance Sheets as of December 31, 2009 and 2008	F-5
(iii)	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2009, 2008 and 2007 (Restated)	F-6
(iv)	Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007 (Restated)	F-8
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007 (Restated)	F-12
(vi)	Notes to Consolidated Financial Statements	F-14

(b) The following Exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description

3.1
Amended And Restated Certificate Of Incorporation (incorporated herein by reference from Exhibit A to Registrant’s Definitive Information Statement on Schedule 14C filed with the SEC on January 10, 2007)

3.2	Amended and Restated By-Laws, adopted on January 10, 2006 (incorporated herein by reference from Exhibit 3-(II) to Registrant’s Current Report on Form 8-K filed with the SEC on January 18, 2006)
3.3
Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 27, 2009 (incorporated herein by reference from Exhibit 3.1 to Registrant's Current Report on Form 8-K filed with the SEC on July 29, 2009).

4.1	Form of Registrant’s Common Stock Certificate.
4.2
Form of Amended and Restated Secured Convertible Promissory Note, in connection with 3% Convertible Promissory Notes and Warrants. (incorporated herein by reference from Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2008)

4.3
Form of Warrant, in connection with 3% Convertible Promissory Notes and Warrants. (incorporated herein by reference from Exhibit 4.2 to Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2008).

4.4
Form of Convertible Promissory Note, in connection with 12% Convertible Promissory Note and Warrants.(incorporated herein by reference from Exhibit 10.3 to Registrant's Current Report on Form 8-K filed with the SEC on November 14, 2007)

4.5
Form of Warrant, in connection with 12% Convertible Promissory Note and Warrants.(incorporated herein by reference from Exhibit 10.4 to Registrant's Current Report on Form 8-K filed with the SEC on November 14, 2007)

4.6
TEDA Travel Group, Inc. 2004 Stock Incentive Plan, effective on April 16, 2004 (incorporated herein by reference from Exhibit 4.1 to Registrant's Registration Statement on Form S-8 filed with the SEC on April 22, 2004)

4.7
2007 Stock Option/Stock Issuance Plan, effective on April 6, 2007 (incorporated herein by reference from Exhibit 10.1 to Registrant's Registration Statement on Form S-8 filed with the SEC on April 6, 2007)

4.8
Form of Note 1% Senior Unsecured Convertible Promissory Note, dated April 2, 2009 (incorporated herein by reference to Exhibit 4.1 from Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

4.9
Registration Rights Agreement, in connection with debt restructuring, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited and Keywin Holdings Limited. (incorporated herein by reference from Exhibit 4.2 Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.1
Note and Warrant Purchase Agreement, in connection with 3% Convertible Promissory Notes, dated November 19, 2007. (incorporated herein by reference from Exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the SEC on November 26, 2007). Un-redacted Note and Warrant Purchase Agreement* was filed herewith.

10.2
First Amendment to Note and Warrant Purchase Agreement, in connection with 3% Convertible Promissory Notes, dated January 31, 2008 (incorporated herein by reference from to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2008)

10.3
Security Agreement, in connection with 3% Convertible Promissory Notes, dated January 31, 2008, by and among the Company and Sculptor Finance (MD) Ireland Limited, as Collateral Agent for and representative of the investors. (incorporated herein by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2008)

10.4
Registration Rights Agreement, dated November 19, 2007, by and among (i) Network CN Inc., Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited and Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P. (incorporated herein by reference from Exhibit 99.4 to Registrant's Current Report on Form 8-K filed with the SEC on November 26, 2007)

10.5
Share Purchase Agreement, dated January 1, 2008, by and among Network CN Inc. and CityHorizon BVI, Lianhe, Bona and Liu Man Ling, an individual and sole shareholder of CityHorizon BVI. (incorporated herein by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on January 7, 2008)

10.6
Agreement for Co-operation in Business, dated August 16, 2007, between Quo Advertising and Wuhan Weiao Advertising Company Limited to manage a mega-sized LED panel on Wuhan Zhongshan Road in Wuhan, China. (incorporated herein by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on August 21, 2007)

10.7
Note and Warrant Purchase Agreement, in connection with 12% Convertible Promissory Note and Warrants, dated November 12, 2007, between the Company and Wei An Developments Limited.(incorporated herein by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on November 14, 2007)

10.8
Contract for the Rebuilding and Leasing of Advertisement Light Boxes on Nanjing Road Pedestrian Street, dated June 20, 2007, between Quo Advertising and Shanghai Chuangtian Advertising Company Limited to manage and operate 52 roadside billboards on Nanjing Road Pedestrian Street in Shanghai, China.(incorporated herein by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2007).

10.9
Agreement for Advertising Business, dated April 26, 2007, between Quo Advertising and Shanghai Yukang Advertising Company Limited to manage LED outdoor project at Century Plaza on Nanjing Road Shopping Street in Shanghai, China. (incorporated herein by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2007)

10.10
Agreement for Co-operation and Agency in the Publication of Advertisements, dated April 14, 2007, between Quo Advertising and Shanghai Qian Ming Advertising Company Limited to manage LED outdoor project in Lujiazui Financial District of the Pudong Area in Shanghai, China. (incorporated herein by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on April 20, 2007)

10.11
Stock Transfer Agreement, dated June 16, 2006, between Youwei Zheng and NCN Management Services Limited for acquisition of 55% equity interest in Guangdong Tianma International Travel Service Co., Ltd., (incorporated herein by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2007)

10.12
Business Joint Venture Agreement, dated February 7, 2007, between Shanghai Zhong Ying Communication Engineering Company Limited and Quo Advertising to manage LED outdoor project in Huangpu district of Shanghai, China, (incorporated herein by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2007)

10.13
Business Joint Venture Agreement, dated February 9, 2007, between Nanjing Yiyi Culture Advertising Company Limited and Quo Advertising, to manage LED outdoor project in Nanjing, China, (incorporated herein by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2007)

10.14
Business Joint Venture Agreement, dated March 1, 2007, between Wuhan Xin An Technology Development Company Limited and Quo Advertising to manage LED outdoor project in Wuhan, China, (incorporated herein by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.15
Stock Purchase Agreement, dated September 1, 2008, between Zhanpeng Wang, an individual, and NCN Group Limited, to dispose of non-media business. (incorporated herein by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 3, 2008)

10.16
Note Exchange Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P. (incorporated herein by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.17
Note Exchange and Option Agreement, dated April 2, 2009, between the Company and Keywin Holdings Limited. (incorporated herein by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.18
Letter Agreement and Termination of Investor Rights Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd., OZ Global Special Investments Master Fund, L.P. and Keywin Holdings Limited. (incorporated herein by reference from Exhibit 10.3 to Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.19
Employment Agreement, dated July 15, 2009, between the Company and Earnest Leung. (incorporated herein by reference from Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.20
Employment Agreement, dated July 15, 2009, between the Company and Godfrey Hui. (incorporated herein by reference from Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.21
Amendment No. 1 to Note Exchange and Option Agreement, dated July 1, 2009, between Keywin Holdings Limited and the Company. (incorporated herein by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.22
Amendment No. 2 to Note Exchange and Option Agreement dated September 30, 2009, between Keywin Holding Limited and the Company. (incorporated herein by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009)

10.23
Amendment No. 3 to Note Exchange and Option Agreement, dated January 1, 2010, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2010)

10.24
Lease Agreement, dated November 1, 2009, between NCN Group Management Limited and Vision Tech International Holdings Limited (incorporated herein by reference from Exhibit 10.24 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2010)

10.25	Purchase and Sales Agreement dated January 24, 2007, by and among Crown Winner International Limited, Zhang Lina and Zhang Qinxiu for the acquisition of Quo Advertising.*

10.26	Exclusive Management Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Bona and Bona’s PRC shareholders, namely Mr Dayong Hao and Mr. Kaiyin Liu*
10.27	Exclusive Technology Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Bona and Bona’s PRC shareholders, namely Mr Dayong Hao and Mr. Kaiyin Liu*
10.28	Equity Pledge Agreement dated January 1, 2008, between Lianhe and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu*
10.29	Option Agreement dated January 1, 2008, between Lianhe and Bona’s PRC shareholders, namely Mr Dayong Hao and Mr. Kaiyin Liu*
10.30	Exclusive Management Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu*
10.31	Exclusive Technology Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu*
10.32	Equity Pledge Agreement dated January 1, 2008, between Lianhe and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu*
10.33	Option Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu*
10.34
Agreement in connection with the transfer of operation from Quo Advertising to Yi Gao dated January 1, 2010, by and among Quo Advertising, Lickrich Enterprise, Mr. Hao Da Yong, Ms. Shen Xiao Zhou, Ms. Kang Qian and Ms. Ying Zhen Zhen. *

10.35	Declaration of Trust in connection with Quo Advertising holding 30% equity interest of Yi Gao on behalf of Lickrich Enterprise dated January 1, 2010*
10.36	Consultancy Agreement in connection with debt restructuring dated December 1, 2008, between NCN Group Ltd and Statezone Limited.*
14.1
Code of Business Conduct and Ethics for Network CN Inc. as approved by the Board of Directors as of December 31, 2003 (incorporated herein by reference from Exhibit 14 to Registrant’s Annual Report on Form 10-KSB filed with the SEC on April 13, 2005)

21.1	Subsidiaries of the registrant.*
24.1	Power of Attorney (included in the Signatures section of this report).
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

______
 * Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK CN INC

	By:	/s/ Earnest Leung
Earnest Leung
Chief Executive Officer
(Principal Executive Officer)
Date: January 28, 2011

	By:	/s/ Jennifer Fu
Jennifer Fu
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: January 28, 2011

Power of Attorney

Each person whose signature appears below appoints Earnest Leung his or her attorney-in-fact, with full power of substitution and re-substitution, to sign any and all amendments to this report on Form 10-K/A, Amendment No. 1 of Network CN Inc., and to file them, with all their exhibits and other related documents, with the Securities and Exchange Commission, ratifying and confirming all that their attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue of this appointment.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Earnest Leung	Chief Executive Officer and Director	January 28, 2011
Earnest Leung	(Principal Executive Officer)

/s/ Jennifer Fu	Chief Financial Officer	January 28, 2011
Jennifer Fu	(Principal Financial and Accounting Officer)

/s/ Godfrey Hui	Deputy Chief Executive Officer and Director	January 28, 2011
Godfrey Hui

/s/ Ronald Lee	Director	January 28, 2011
Ronald Lee

NETWORK CN INC.

________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Network CN Inc.

We have audited the accompanying consolidated balance sheet of Network CN Inc. and all of its subsidiaries and variable interest entities as of December 31, 2009 and the related consolidated statement of operations and comprehensive loss, stockholders' equity and cash flows for the year ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

(1) See Note 3 – Restatement and Reclassification

SUPPLEMENTAL DISCLOSURE FOR NON-CASH ACTIVITIES:

1)      NON-CASH INVESTING ACTIVITIES

On January 31, 2007, the Company, pursuant to a purchase and sale agreement and a trust agreement, exerted 100% control over Quo Advertising, an advertising agency headquartered in Shanghai, China, The Company issued 300,000 shares of the Company’s common stock of par value of $0.001 each, totaling $843,600 as part of the consideration. For more details, please refer to Note 5- Business Combinations.

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

(K) Convertible Promissory Notes and Warrants

1)           Issuance of 12% Convertible Promissory Note and Warrants and 3% Convertible Promissory Notes and Warrants

During 2007 and 2008, the Company issued a 12% convertible promissory note in the principal amount of $5,000,000 and warrants and 3% convertible promissory notes in the principal amount of $50,000,000 and warrants. The warrants and embedded conversion feature were classified as equity under EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (ASC Topic 815-40) and met the other criteria in paragraph 11(a) of Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” (ASC Topic 815-10-15-74). The Company allocated the proceeds of the convertible promissory notes between convertible promissory notes and the financial instruments related to warrants associated with convertible promissory notes based on their relative fair values at the commitment date. The fair value of the financial instruments related to warrants associated with convertible promissory notes was determined utilizing the Black-Scholes option pricing model and the respective allocated proceeds to the warrants is recorded in additional paid-in capital. The embedded beneficial conversion feature associated with convertible promissory notes was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital in accordance with EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio”  (ASC Topic 470-20) and EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”  (ASC Topic 470-20) .

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

2)           Debt Restructuring and Issuance of 1% Convertible Promissory Notes

On April 2, 2009, the Company entered into a new financing arrangement with the holders of the 3% convertible promissory notes and warrants and a new investor. The Company provided an inducement conversion offer to a new investor who exchanged 3% convertible promissory notes in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for307,035,463 shares of the Company’s common stock (the original conversion price is $1.65 per share convertible into 28,282,227 shares). Pursuant to paragraph 21 of EITF Issue No. 00-27“Application of Issue No. 98-5 to Certain Convertible Instruments”  (ASC Topic 470-20), all the unamortized debt discount (including the discount from an allocation of proceeds to the warrants and the discount originated by the beneficial conversion feature) of the relevant 3% convertible promissory notes remaining at the date of conversion were immediately recognized as expenses and is included in amortization of deferred charges and debt discount in the consolidated statement of operations. The Company also accounted for the inducement conversion offer according to SFAS No. 84  “Induced Conversions of Convertible Debt”  (ASC Topic 470-20). To induce conversion, the Company has reduced the conversion price and also granted an option to purchase an aggregate of 122,814,185 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000, exercisable for a three-month period. The Company recognized non-cash debt conversion charges equal to the fair value of the incremental consideration (including both reduction in the conversion price and grant of purchase option) given as of the date the inducement offer is accepted by a new investor. The fair value of the purchase option was determined utilizing Black-Scholes option pricing model.

For the remaining 3% convertible promissory notes in the principal amount of $5,000,000, the Company and the holders of the 3% convertible promissory notes agreed to cancel the 3% convertible promissory notes in the principal amount of $5,000,000 (including all accrued and unpaid interest thereon), and all of the warrants, in exchange for the Company’s issuance of new 1% unsecured senior convertible promissory notes due 2012 in the principal amount of $5,000,000. The 1% convertible promissory notes bear interest at 1% per annum, payable semi-annually in arrears, mature on April 1, 2012, and are convertible at any time into shares of our common stock at an fixed conversion price of $0.02326 per share, subject to customary anti-dilution adjustments. Pursuant to EITF Issue No. 96-19 “Debtor’s Accounting For a Modification or Exchange of Debt Instruments”(ASC Topic 470-50) and EITF Issue No. 06-6  “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments”  (ASC Topic 470-50-40), the Company determined that the original convertible notes and new convertible notes were with substantially different terms and hence reported in the same manner as an extinguishment of original notes and issuance of new notes.

The Company determined the new 1% convertible promissory notes to be conventional convertible instruments under EITF Issue No. 05-2  “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19”  (ASC Topic 815-40-25) .  Its embedded conversion option was qualify for equity classification pursuant to EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”  (ASC Topic 815-40) ,  and met the other criteria in paragraph 11(a) of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”  (ASC Topic 815-10-15-74). The embedded beneficial conversion feature was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The debt discount resulting from the allocation of proceeds to the beneficial conversion feature is amortized over the term of the 1% convertible promissory notes from the respective dates of issuance using the effective yield method.

(L) Early Redemption of Convertible Promissory Notes

Should early redemption of convertible promissory notes occur, the unamortized portion of the associated deferred charges and debt discount would be fully written off and any early redemption premium will be recognized as expense upon its occurrence. All related charges, if material, would be aggregated and included in a separate line “charges on early redemption of convertible promissory notes”. Such an expense would be included in ordinary activities on the consolidated statements of operations as required by SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”  (ASC Topic 470-50) .

(M) Revenue Recognition

For advertising services, the Company recognizes revenue in the period when advertisements are either aired or published. Revenues from advertising barter transactions are recognized in the period during which the advertisements are either aired or published. Expenses from barter transactions are recognized in the period as incurred. Barter transactions are accounted in accordance with EITF Issue No. 99-17“Accounting for Advertising Barter Transactions”  (ASC Topic 605-20-25), which are recorded at the fair value of the advertising provided based on the Company’s own historical practice of receiving cash for similar advertising from buyers unrelated to the counterparty in the barter transactions. The amounts included in advertising services revenue and general and administrative for barter transactions were approximately $nil, $41,000 and $nil for the years ended December 31, 2009, 2008 and 2007 respectively.

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

Common stock, stock options and warrants issued to other than employees or directors in exchange for services are recorded on the basis of their fair value, as required by SFAS No. 123R (ASC Topic 718), which is measured as of the date required by EITF Issue 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”(ASC Topic 505-50). In accordance with EITF 96-18 (ASC Topic 505-50), the non-employee stock options or warrants are measured at their fair value by using the Black-Scholes option pricing model as of the earlier of the date at which a commitment for performance to earn the equity instruments is reached (“performance commitment date”) or the date at which performance is complete (“performance completion date”). The stock-based compensation expenses are recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Accounting for non-employee stock options or warrants which involve only performance conditions when no performance commitment date or performance completion date has occurred as of reporting date requires measurement at the equity instruments then-current fair value. Any subsequent changes in the market value of the underlying common stock are reflected in the expense recorded in the subsequent period in which that change occurs.

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

(Q) Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed in accordance with SFAS No. 128 “Earnings Per Share” (ASC Topic 260) by dividing the net income (loss) attributable to holders of common stock by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income(loss) by the weighted average number of common shares including the dilutive effect of common share equivalents then outstanding.

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

(V) Segmental Reporting

SFAS No. 131“Disclosures about Segments of an Enterprise and Related Information” (ASC Topic 280) establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company’s operating segments are organized internally primarily by the type of services rendered. In September 2008, the Company disposed of its entire travel business and focus on developing its media business in the PRC. Accordingly, it is management’s view that the services rendered by the Company are of one operating segment: Media Network.

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

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740)—Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities (formerly proposed as FASB Staff Position  No. 48-d,  Application Guidance for Pass-Through Entities and Tax-Exempt Not-for-Profit Entities and Disclosure Modifications for Nonpublic Entities ) ,  which amended Accounting Standards Codification Subtopic 740-10,  Income Taxes– Overall . ASU 2009-06 clarifies that an entity’s assertion that it is a pass-through entity is a tax position and should be assessed in accordance with Subtopic 740-10. Additionally, the ASU provides implementation guidance on the attribution of income taxes to entities and owners. The revised guidance is effective for periods ending after September 15, 2009. Management is currently evaluating the potential impact of ASU2010-6 on our financial statements.

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

In December 2009, FASB issued ASU 2009-17 Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities  ("ASU 2009-17"). ASU 2009-17 amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) . The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise's involvement in variable interest entities. ASU 2009-17 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. Management is currently evaluating the potential impact of ASU209-17 on our financial statements.

In January 2010, FASB issued ASU 2010-2     Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification  ("ASU 2010-2"). ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the  FASB Accounting Standards Codification , originally issued as FASB Statement No. 160,  Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 is effective for the Company starting January 3, 2010. Management is currently evaluating the potential impact of ASU2010-2 on our financial statements.

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

The restatement adjustments corrected the accounting errors arising from its misapplication of accounting policies to the discount associated with the beneficial conversion feature attributed to the issuance of the 3% convertible promissory notes in 2007. The Company initially amortized the discount according to EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio”  (ASC Topic 470-20), which stated that discount resulting from allocation of proceeds to the beneficial conversion feature should be recognized as interest and other debt–related expenses over the minimum period from the date of issuance to the date of earliest conversion. As the notes are convertible at the date of issuance, the Company fully amortized such discount through interest and other debt–related expenses at the date of issuance accordingly. However, according to Issue 6 of EITF Issue No. 00-27“Application of Issue No. 98-5 to Certain Convertible Instruments”  (ASC Topic 470-20), EITF Issues No. 98-5 (ASC Topic 470-20) should be modified to require the discount related to the beneficial conversion feature to be accreted from the date of issuance to the stated redemption date regardless of when the earliest conversion date occurs using the effective interest method. The restatement adjustments were to reflect the retrospective application of the Issue 6 of EITF Issue No. 00-27 (ASC Topic 470-20).

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

On January 31, 2007, the Company exerted 100% control over Quo Advertising, an advertising agency headquartered in Shanghai, China, pursuant to a Purchase and Sales Agreement and Trust Agreements entered with independent third parties dated January 24, 2007. As the Company was unable to directly own 100% equity interest in Quo Advertising under the PRC law and regulations, the Company, through trust arrangements, designated two PRC citizens to hold Quo Advertising’s equity interest on behalf and for the benefit of the Company. The acquisition helped the Company to grow its advertising business in China. The Company paid $64,000 in cash and issued 300,000 shares of the Company’s common stock of par value of $0.001 each, totaling $843,600 in exchange for 100% control over Quo Advertising. The total consideration was $907,600.

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

Identifiable intangible right of $536,540 is measured at fair value as of the date of the acquisition and amortized over 20 years. The intangible right of Quo Advertising was fully provided with impairment loss in 2007. For details, please refer to Note 10– Intangible Assets, Nets for details.

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

Provision for impairment

As the Company recorded a continuous net loss, the Company performed an impairment review of its prepayments for advertising operating rights. The Company compared the carrying amount of the prepayments for advertising operating rights of each project to the sum of the undiscounted cash flows expected to be generated. For those projects with carrying values exceeding undiscounted cash flows, the Company determined their fair values using a discounted cash flow analysis. Accordingly,the Company recorded an impairment loss of $nil, $7,979,808 and $nil for the years ended December 31, 2009, 2008 and 2007 in relation to the prepayments for certain advertising operating rights projects. The impairment loss was included as non-cash impairment charges on the consolidated statement of operations.

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

On January 31, 2008, the Company issued $35,000,000 in 3% Convertible Promissory Notes and amended and restated$15,000,000 in 3% Convertible Promissory Notes issued in late 2007. Concurrent with the Third Closing, the Company loaned substantially all the proceeds from 3% Convertible Promissory Notes to its directly wholly owned subsidiary, NCN Group Limited (the “NCN Group”), and such loan was evidenced by an intercompany note issued by NCN Group in favor of the Company (the “NCN Group Note”). At the same time, the Company entered into a Security Agreement, pursuant to which the Company granted to the collateral agent for the benefit of the convertible note holders a first-priority security interest in certain of its assets, including the NCN Group Note and 66% of the shares of the NCN Group. In addition, the NCN Group and certain of the Company’s indirectly wholly owned subsidiaries each granted the Company a security interest in certain of the assets of such subsidiaries to, among other things, secure the NCN Group Note and certain related obligations.

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

NOTE 15                STOCKHOLDERS’ EQUITY

(A)     Stock, Options and Warrants Issued for Services

1. In February 2006, the Company issued an option to purchase up to 225,000 shares of common stock to its legal counsel at an exercise price of $0.10 per share. So long as the counsel’s relationship with the Company continues, one-twelfth of the shares underlying the option vested and became exercisable each month from the date of issuance. The option was exercisable for120 days after termination of the relationship. The fair market value of the option was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following assumptions and estimates: expected dividend 0%, volatility 147%, a risk-free rate of 4.5% and an expected life of one (1) year. The value of an option recognized for the years ended December 31, 2009, 2008 and 2007 were $nil, $nil and $1,317 respectively. The option was exercised in April 2007.

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

On January 31, 2008, the Company issued $35,000,000 in 3% Convertible Promissory Notes and amended and restated$15,000,000 in 3% Convertible Promissory Notes issued in late 2007. In addition, the Company issued additional warrants to purchase 14,000,000 shares of the Company’s common stock at $2.50 per share and warrants to purchase 10,000,000 shares of the Company’s common stock at $3.50 per share. The allocated proceeds to these warrants were $5,810,000 in aggregate which were recorded as reduction in the carrying value of the notes against additional paid-in capital. As the effective conversion price after allocating a portion of the proceeds to the warrants was less than the Company’s market price of common stock at commitment date, it was considered to have a beneficial conversion feature with value of $11,030,303 recorded as a reduction in the carrying value of the notes against additional paid-in capital. Please refer to Note 13 – Convertible Promissory Note and Warrant for details.

(E) Debt Restructuring

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

1.           Sale of NCN Management Services

On September 1, 2008, the Company completed the sale of all its interests in NCN Management Services Limited (“NCN Management Services”) to an independent third party for a consideration of $173,077 in cash . The acquirer acquired NCN Management Services along with its subsidiaries, which include 100% interest in NCN Hotels Investment Limited, 100% interest in NCN Pacific Hotels Limited and 55% interest (through trust) in Tianma. The Company reported a gain on the sale, net of income taxes of $61,570. The carrying amount of the assets and liabilities included in the relevant disposal group as of the disposal date of September 1, 2008 were as follows:

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

3.1
Amended And Restated Certificate Of Incorporation (incorporated herein by reference from Exhibit A to Registrant’s Definitive Information Statement on Schedule 14C filed with the SEC on January 10, 2007)

3.2	Amended and Restated By-Laws, adopted on January 10, 2006 (incorporated herein by reference from Exhibit 3-(II) to Registrant’s Current Report on Form 8-K filed with the SEC on January 18, 2006)
3.3
Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 27, 2009 (incorporated herein by reference from Exhibit 3.1 to Registrant's Current Report on Form 8-K filed with the SEC on July 29, 2009).

4.1	Form of Registrant’s Common Stock Certificate.
4.2
Form of Amended and Restated Secured Convertible Promissory Note, in connection with 3% Convertible Promissory Notes and Warrants. (incorporated herein by reference from Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2008)

4.3
Form of Warrant, in connection with 3% Convertible Promissory Notes and Warrants. (incorporated herein by reference from Exhibit 4.2 to Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2008).

4.4
Form of Convertible Promissory Note, in connection with 12% Convertible Promissory Note and Warrants.(incorporated herein by reference from Exhibit 10.3 to Registrant's Current Report on Form 8-K filed with the SEC on November 14, 2007)

4.5
Form of Warrant, in connection with 12% Convertible Promissory Note and Warrants.(incorporated herein by reference from Exhibit 10.4 to Registrant's Current Report on Form 8-K filed with the SEC on November 14, 2007)

4.6
TEDA Travel Group, Inc. 2004 Stock Incentive Plan, effective on April 16, 2004 (incorporated herein by reference from Exhibit 4.1 to Registrant's Registration Statement on Form S-8 filed with the SEC on April 22, 2004)

4.7
2007 Stock Option/Stock Issuance Plan, effective on April 6, 2007 (incorporated herein by reference from Exhibit 10.1 to Registrant's Registration Statement on Form S-8 filed with the SEC on April 6, 2007)

4.8
Form of Note 1% Senior Unsecured Convertible Promissory Note, dated April 2, 2009 (incorporated herein by reference to Exhibit 4.1 from Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

4.9
Registration Rights Agreement, in connection with debt restructuring, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited and Keywin Holdings Limited. (incorporated herein by reference from Exhibit 4.2 Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.1
Note and Warrant Purchase Agreement, in connection with 3% Convertible Promissory Notes, dated November 19, 2007. (incorporated herein by reference from Exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the SEC on November 26, 2007). Un-redacted Note and Warrant Purchase Agreement* was filed herewith.

10.2
First Amendment to Note and Warrant Purchase Agreement, in connection with 3% Convertible Promissory Notes, dated January 31, 2008 (incorporated herein by reference from to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2008)

10.3
Security Agreement, in connection with 3% Convertible Promissory Notes, dated January 31, 2008, by and among the Company and Sculptor Finance (MD) Ireland Limited, as Collateral Agent for and representative of the investors. (incorporated herein by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2008)

10.4
Registration Rights Agreement, dated November 19, 2007, by and among (i) Network CN Inc., Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited and Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P. (incorporated herein by reference from Exhibit 99.4 to Registrant's Current Report on Form 8-K filed with the SEC on November 26, 2007)

10.5
Share Purchase Agreement, dated January 1, 2008, by and among Network CN Inc. and CityHorizon BVI, Lianhe, Bona and Liu Man Ling, an individual and sole shareholder of CityHorizon BVI. (incorporated herein by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on January 7, 2008)

10.6
Agreement for Co-operation in Business, dated August 16, 2007, between Quo Advertising and Wuhan Weiao Advertising Company Limited to manage a mega-sized LED panel on Wuhan Zhongshan Road in Wuhan, China. (incorporated herein by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on August 21, 2007)

10.7
Note and Warrant Purchase Agreement, in connection with 12% Convertible Promissory Note and Warrants, dated November 12, 2007, between the Company and Wei An Developments Limited.(incorporated herein by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on November 14, 2007)

10.8
Contract for the Rebuilding and Leasing of Advertisement Light Boxes on Nanjing Road Pedestrian Street, dated June 20, 2007, between Quo Advertising and Shanghai Chuangtian Advertising Company Limited to manage and operate 52 roadside billboards on Nanjing Road Pedestrian Street in Shanghai, China.(incorporated herein by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2007).

10.9
Agreement for Advertising Business, dated April 26, 2007, between Quo Advertising and Shanghai Yukang Advertising Company Limited to manage LED outdoor project at Century Plaza on Nanjing Road Shopping Street in Shanghai, China. (incorporated herein by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2007)

10.10
Agreement for Co-operation and Agency in the Publication of Advertisements, dated April 14, 2007, between Quo Advertising and Shanghai Qian Ming Advertising Company Limited to manage LED outdoor project in Lujiazui Financial District of the Pudong Area in Shanghai, China. (incorporated herein by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on April 20, 2007)

10.11
Stock Transfer Agreement, dated June 16, 2006, between Youwei Zheng and NCN Management Services Limited for acquisition of 55% equity interest in Guangdong Tianma International Travel Service Co., Ltd., (incorporated herein by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2007)

10.12
Business Joint Venture Agreement, dated February 7, 2007, between Shanghai Zhong Ying Communication Engineering Company Limited and Quo Advertising to manage LED outdoor project in Huangpu district of Shanghai, China, (incorporated herein by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2007)

10.13
Business Joint Venture Agreement, dated February 9, 2007, between Nanjing Yiyi Culture Advertising Company Limited and Quo Advertising, to manage LED outdoor project in Nanjing, China, (incorporated herein by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2007)

10.14
Business Joint Venture Agreement, dated March 1, 2007, between Wuhan Xin An Technology Development Company Limited and Quo Advertising to manage LED outdoor project in Wuhan, China, (incorporated herein by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.15
Stock Purchase Agreement, dated September 1, 2008, between Zhanpeng Wang, an individual, and NCN Group Limited, to dispose of non-media business. (incorporated herein by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 3, 2008)

10.16
Note Exchange Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P. (incorporated herein by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.17
Note Exchange and Option Agreement, dated April 2, 2009, between the Company and Keywin Holdings Limited. (incorporated herein by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.18
Letter Agreement and Termination of Investor Rights Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd., OZ Global Special Investments Master Fund, L.P. and Keywin Holdings Limited. (incorporated herein by reference from Exhibit 10.3 to Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.19
Employment Agreement, dated July 15, 2009, between the Company and Earnest Leung. (incorporated herein by reference from Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.20
Employment Agreement, dated July 15, 2009, between the Company and Godfrey Hui. (incorporated herein by reference from Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.21
Amendment No. 1 to Note Exchange and Option Agreement, dated July 1, 2009, between Keywin Holdings Limited and the Company. (incorporated herein by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.22
Amendment No. 2 to Note Exchange and Option Agreement dated September 30, 2009, between Keywin Holding Limited and the Company. (incorporated herein by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009)

10.23
Amendment No. 3 to Note Exchange and Option Agreement, dated January 1, 2010, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2010)

10.24
Lease Agreement, dated November 1, 2009, between NCN Group Management Limited and Vision Tech International Holdings Limited (incorporated herein by reference from Exhibit 10.24 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2010)

10.25	Purchase and Sales Agreement dated January 24, 2007, by and among Crown Winner International Limited, Zhang Lina and Zhang Qinxiu for the acquisition of Quo Advertising.*
10.26	Exclusive Management Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Bona and Bona’s PRC shareholders, namely Mr Dayong Hao and Mr. Kaiyin Liu*
10.27	Exclusive Technology Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Bona and Bona’s PRC shareholders, namely Mr Dayong Hao and Mr. Kaiyin Liu*
10.28	Equity Pledge Agreement dated January 1, 2008, between Lianhe and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu*
10.29	Option Agreement dated January 1, 2008, between Lianhe and Bona’s PRC shareholders, namely Mr Dayong Hao and Mr. Kaiyin Liu*
10.30	Exclusive Management Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu*
10.31	Exclusive Technology Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu*
10.32	Equity Pledge Agreement dated January 1, 2008, between Lianhe and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu*
10.33	Option Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu*
10.34
Agreement in connection with the transfer of operation from Quo Advertising to Yi Gao dated January 1, 2010, by and among Quo Advertising, Lickrich Enterprise, Mr. Hao Da Yong, Ms. Shen Xiao Zhou, Ms. Kang Qian and Ms. Ying Zhen Zhen. *

10.35	Declaration of Trust in connection with Quo Advertising holding 30% equity interest of Yi Gao on behalf of Lickrich Enterprise dated January 1, 2010*
10.36	Consultancy Agreement in connection with debt restructuring dated December 1, 2008, between NCN Group Ltd and Statezone Limited.*
14.1
Code of Business Conduct and Ethics for Network CN Inc. as approved by the Board of Directors as of December 31, 2003 (incorporated herein by reference from Exhibit 14 to Registrant’s Annual Report on Form 10-KSB filed with the SEC on April 13, 2005)

21.1	Subsidiaries of the registrant.*
24.1	Power of Attorney (included in the Signatures section of this report).
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

______
  * Filed herewith.