Form 10-Q/A
period 2010-09-30
NETWORK CN INC
filed 2011-01-28
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q/A
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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q of Network CN Inc. (the “Company”) for the quarterly period ended September 30, 2010, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 8, 2010 (the “Original Report”). This Amendment is being filed solely to amend the Company’s disclosures under Part I - Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Unless otherwise indicated, this report speaks only as of the date that the Original Report was filed. No attempt has been made in this Amendment to update other disclosures presented in the Original Report. This Amendment does not reflect events occurring after the filing of the Original Report or modify or update those disclosures, including the exhibits to the Original Report affected by subsequent events, except that this Amendment includes as exhibits 31.1, 31.2, 32.1 and 32.2 new certifications by the Company’s Chief Executive Officer and Chief Financial Officer as required by Rule 12b-15.

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

To address these unfavorable market conditions, in the latter half of 2008, we undertook drastic cost-cutting measures including reduction of our workforce, office rentals, and reductions to our selling and marketing expenses and other general and administrative expenses.  We also re-assessed the commercial viability of each of our concession right contracts and determined that many of our concession rights are no longer commercially viable due to high annual fees and therefore such commercially non-viable concession right contracts were terminated. Management has also successfully negotiated some reductions in advertising operating rights fees under existing contracts. Currently, we only keep one concession right contract, pursuant to which we have the advertising right to operate 52 roadside advertising panels along Nanjing Road in Shanghai, China. We also restructured our sales team to strengthen our ability to generate revenues. The outcome of these measures has been reflected in our financial results.

Since late of 2008, we have undergone a long application process for qualifying and registering Yi Gao, as a sino-foreign equity advertising joint venture in Shanghai, and on August 4, 2009 the State Administration of Industry and Commerce (SAIC) issued Yi Gao a business license which specifically includes operating an advertising business within its scope of operations.  Accordingly, in early 2010, we began to restructure our organization by consolidating our PRC operations and advertising business which has been run through commercial arrangements with our PRC operating companies, namely Quo Advertising, Bona and Botong, into Yi Gao, of which we directly owned 70% of the equity interest while the remaining 30% is controlled through trust arrangement with Quo Advertising. On January 1, 2010, we consolidated all the business operations of Quo into Yi Gao, and terminated all Quo commercial arrangements. On March 31, 2010, we also terminated all commercial arrangements with Botong in order to simplify our operating structure. Before our restructuring exercise, we maintained offices in both Beijing and Shanghai and our advertising business was run through four PRC advertising entities, namely Quo Advertising, Bona, Botong and Yi Gao. After the restructuring, we now only maintain offices in Shanghai and our advertising business is only run through our two PRC advertising entities, Bona and Yi Gao. This restructuring exercise enables us to reduce our operating expenses, including Beijing rental expenses of US$42K per annum, staff costs in Beijing of US$128K per annum, as well as office expenses, travelling expenses and PRC statutory expenses. The structure of our PRC operations is now simplified which directly improves internal communication and efficiency. We expect these actions will enhance our operational efficiency and effectiveness and should reduce our operating expenses for the foreseeable future.

To strengthen our ability to generate revenues from advertising sales which depends largely upon our ability to provide large networks of advertising locations throughout major areas in China, we also started our advertising agency business in 2009. We seek the advertising airtime from third party vendors in major cities in China and sell such advertising airtime to our customers. As an advertising agent, we are not responsible for acquiring advertising operating rights, installing, operating and maintaining advertising panels. We expect that this product line will enable us to generate revenue without having capital commitment and hence could enhance our capital position and liquidity. However, since to date we have only secured limited advertising agency sales contracts, it currently does not have a material impact on our capital position and liquidity.

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

Results of Operations

Comparison of Three Months Ended September 30, 2010 and September 30, 2009

Revenues – Revenues from overall advertising services for the three months ended September 30, 2010 were $733,440 as compared to $293,706 for the corresponding prior year period, an increase of 150%. The increase was mainly attributed to the increase in the advertising sales orders as a result of the economic recovery in China. Revenues from advertising agency business for the three months ended September 30, 2010 were $108,364 as compared to $126,279 for the corresponding prior year period, a decrease of 14% as a result of increase in competition on securing advertising agency business in China.

Cost of Advertising Services – Cost of advertising services for the three months ended September 30, 2010 was $380,259, a decrease of 32% compared to $559,906 for the corresponding prior year period primarily due to decrease in amortization of advertising operating rights fees. The decrease in the amortization of advertising operating rights fees resulted from the termination of commercially non-viable concession right contracts during 2009 and 2010. The cost of advertising agency business for the three months ended September 30, 2010 was $91,391, a decrease of 3% compared to $94,132 for the corresponding prior year period due to decrease in the revenue from advertising agency business and keen competition which deteriorated its gross profit margin. .

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

Comparison of Nine Months Ended September 30, 2010 and September 30, 2009

Revenues – Revenues from overall advertising services for the nine months ended September 30, 2010 were $1,835,883 as compared to $812,833 for the corresponding prior year period, an increase of 126%. Revenues from advertising agency business for the nine months ended September 30, 2010 were $360,479 as compared to $197,072 for the corresponding prior year period, an increase of 83%. The increase was mainly attributed to the increase in the advertising sales orders as a result of the economic recovery in China.

Cost of Advertising Services – Cost of overall advertising services for the nine months ended September 30, 2010 was $1,310,275, a decrease of 13% compared to $1,513,223 for the corresponding prior year period primarily due to decrease in amortization of advertising operating rights fees. The decrease in the amortization of advertising operating rights fees resulted from the termination of commercially non-viable concession right contracts during 2009 and 2010. The cost of advertising agency business for the nine months ended September 30, 2010 was $304,686, an increase of 108% compared to $146,830 for the corresponding prior year period due to increase in the revenues from advertising agency business while the gross profit margin of the advertising agency business has decreased from 25% for the nine months ended September 30, 2009 to 16% for the nine months ended September 30, 2010 as a result of keen competition.

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

Our existing cash and cash equivalents together with our liquid current assets are not sufficient to fund our cash outflow in the coming twelve months. As such we are relying on cash generated from our revenue and from Keywin’s exercise of its outstanding option to purchase US$2 million in shares of our common stock in order to maintain our operation.  However, there can be no assurance that we will be able to generate sufficient revenue or that Keywin will exercise its option before its expiration.

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

We do not expect to incur significant capital expenditure or have any debt repayment except 1% interest on US$5 million convertible notes in the coming twelve months. In general, we expect that our cash outflow in the coming twelve months will be mainly related to general operating expenses and advertising right fees for the Nanjing Road Project. Such general operating expenses have been significantly reduced through our cost-cutting measures in 2009.

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

For future advertising operating rights commitments under non-cancellable advertising operating right contracts, please refer to the table under the following sub-section – “Contractual Obligations and Commercial Commitments.”

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

In 2010, we terminated all our commercially non-viable advertising operating right contracts and only the Nanjing Road Project remains. As such, our future advertising operating right fee commitments have been significantly reduced.  In the event that we cannot pay our remaining advertising operating rights fees in accordance with the payment terms set forth in our contracts, we may not be able to continue to operate our advertising panels and our ability to generate revenue will be adversely affected. As such, failure to raise additional funds would have significant negative impact on our financial condition.

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

10.1
Amendment No. 4 to Note Exchange and Option Agreement, dated September 30, 2010, between Keywin Holdings Limited and the Company. (incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2010.)

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

Date: January 28, 2011	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jennifer Fu
Jennifer Fu, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)