Form 10-K
period 2010-12-31
NETWORK CN INC
filed 2011-03-18
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
+ (852) 2833-2186

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of June 30, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $7.3 million.

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 15, 2011 is as follows:

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

Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this annual report are discussed in Item 1A. “Risk Factors”. Readers are urged to carefully review and consider the various disclosures made by us in this annual report and our other filings with the U.S. Securities and Exchange Commission (the “SEC”). These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this annual report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

USE OF TERMS

Except as otherwise indicated by the context, references in this report to:

•	“BVI” are references to the British Virgin Islands;
•	“Botong” are references to Huizhi Botong Media Advertising Beijing Co., Ltd., a PRC limited company;
•	“China” and “PRC” are to the People’s Republic of China;
•	“Cityhorizon BVI” are references to Cityhorizon Limited, a BVI limited company;
•
the “Company”, “NCN”, “we”, “us”, or “our”, are references to Network CN Inc., a Delaware corporation and its direct and indirect subsidiaries: NCN Group Limited, or NCN Group, a BVI limited company; NCN Media Services Limited, a BVI limited company; NCN Group Management Limited, or NCN Group Management, a Hong Kong limited company; Crown Winner International Limited, or Crown Winner, a Hong Kong Limited company; Crown Eagle Investment Limited, a Hong Kong limited company; Cityhorizon Limited, or Cityhorizon Hong Kong, a Hong Kong limited company, and its subsidiary, Huizhong Lianhe Media Technology Co., Ltd., or Lianhe, a PRC limited company; Linkrich Enterprise Advertising and Investment Limited, or Linkrich Enterprise, a Hong Kong limited company, and its subsidiary, Yi Gao Shanghai Advertising Limited, or Yi Gao, a PRC limited company; NCN Huamin Management Consultancy (Beijing) Company Limited, or NCN Huamin, a PRC limited company; and the Company’s variable interest entity: Beijing Huizhong Bona Media Advertising Co., Ltd., or Bona, a PRC limited company;

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

PART I

ITEM 1. BUSINESS

Overview

Our mission is to become a nationwide leader in providing out-of-home advertising in China, primarily serving the needs of branded corporate customers. We seek to acquire rights to install and operate roadside advertising panels and mega-size advertising panels in the major cities in China. In most cases, we are responsible for installing advertising panels, although in some cases, advertising panels might have already been installed, and we will be responsible for operating and maintaining the panels. Once the advertising panels are put into operation, we sell advertising airtime to our customers directly. Since late 2006, we have been operating a growing advertising network of roadside LED digital video panels, mega-size LED digital video billboards and light boxes in major Chinese cities. Light Emitting Diode, or LED, technology has evolved to become a new and popular form of advertising in China, capable of delivering crisp, super-bright images both indoors and outdoors.

Total advertising revenues were $2,207,479, $1,266,927 and $4,622,270 for the years ended December 31, 2010, 2009 and 2008 respectively. Our net loss attributable to NCN common stockholders was $2,603,384, $37,359,188 and $59,484,833 for the years ended December 31, 2010, 2009 and 2008 respectively. Although the global economy has experienced steady recovery since mid-2009, our results of operations were still negatively affected by a variety of factors, which led to less than expected revenues and cash inflows during the fiscal year 2010, including the following:

•	the rising costs to acquire advertising rights due to competition among bidders for those rights;
•	slower than expected consumer acceptance of the digital form of advertising media;
•	strong competition from other media companies; and
•	many customers continued to be cost-conscious in their advertising budget especially on our new digital form of media although there were signs of recovery in China in late 2009.

To address these unfavorable market conditions we undertook drastic cost-cutting measures in the latter half of 2008 including reductions in our workforce, office rentals, selling and marketing related expenses and other general and administrative expenses. We also re-assessed the commercial viability of each of our concession rights contracts and determined that many of our concession rights are no longer commercially viable due to high annual fees; these commercially non-viable concession right contracts were terminated. Management has also successfully negotiated some reductions in advertising operating rights fees under existing contracts. Currently, we only have one concession right contract, pursuant to which we operate 52 roadside advertising panels along Nanjing Road in Shanghai, China. We have also restructured our sales team to strengthen our ability to generate revenues. The outcome of all these measures has been reflected in our financial results.

To strengthen our ability to generate revenues from advertising sales which depends largely upon our ability to provide large networks of advertising locations throughout major areas in China, we started our advertising agency business in 2009. We seek to acquire advertising airtime from third party vendors in major cities in China and to sell such advertising airtime to our customers. As an advertising agent, we are not responsible for acquiring advertising operating rights, installing, operating or maintaining advertising panels. Advertising airtime from third party vendors would only be purchased when we have already secured sales contracts with our customers. We expect that this advertising agency business will enable us to generate revenue without having capital commitment and hence could enhance our capital position and liquidity. However, our advertising agency business currently does not have a material impact on our capital position and liquidity as we have only secured limited advertising sales contracts.

We also completed a debt restructuring in April 2009 which has directly lessened our cash constraints. For details, please refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources - Restructuring of Convertible Debt” below. In the same year, the Company restructured its board composition and appointed Dr. Earnest Leung, as our Chief Executive Officer, in a bid to expand the Company and improve its financial performance.

In order to increase our operational efficiency and effectiveness, in early 2010, we began to restructure our organization by consolidating our PRC operations into one directly owned PRC entity, Yi Gao, in which we held a 70% equity interest at the time, with the remaining 30% interest controlled through a trust arrangement with Quo Advertising. For details, please refer to Item 1 – Business, “History - Corporate Restructuring” below. Management is currently identifying and studying the feasibility of several potential new projects, though we have not committed to any of them at this time.

History

We were incorporated under the laws of the State of Delaware on September 10, 1993, under the name EC Capital Limited. Our predecessor companies were involved in a variety of businesses and were operated by various management teams under different operating names. Between 2004 and 2006 we operated under the name Teda Travel Group Inc., which was primarily engaged in the provision of management services to hotels and resorts in China. On August 1, 2006, we changed our name to “Network CN Inc.” in order to better reflect our new vision to build a nationwide information and entertainment network in China.

From early 2006 until 2008, we had two business divisions: our Media Business Division and a Non-Media Business Division. We initially focused on the Non-Media Business Division, which was mainly comprised of a travel network through which we provided agency tour services and hotel management services. In 2006 and 2007, we earned substantially all of our revenues from providing tour services both inside and outside of the PRC. We also provided day-to-day management services to hotels and resorts in the PRC. During the latter half of 2006, we adjusted our primary focus away from the tourism and hotel management business to the building of a media network with the goal of becoming a nationwide leader in out-of-home, digital display advertising, roadside LED digital video panels and mega-size video billboards. In November 2006 we secured our first media-related contract for installing and managing out-of-home LED advertising video panels. In 2007, we secured further rights to operate mega-size LED and roadside LED panels in prominent cities in the PRC through either entering business agreements with authority parties or business combination exercise, and began generating revenues from our Media Business.

Disposal of Non-Media Business Division

On June 16, 2006, to take advantage of China’s booming travel market, through NCN Management Services, we obtained a 55% control over Tianma, a travel agency headquartered in Guangdong Province in the PRC, for a consideration of $936,283, $833,333 of which was in cash and $102,950 of which was in 362,500 shares of our common stock. Tianma is an authorized travel operator and provides travel agency services to customers for both inbound and outbound travel. It organizes independent tour and travel packages for a variety of destinations within China and internationally. Tour packages may include air and land transportation, hotels, restaurants and tickets to tourist destinations and other excursions. Tianma books all elements of such packages with third-party service providers, such as airlines, car rental companies and hotels, or through other tour package providers and then resells such packages to its clients.

In 2008, as the Company did not foresee any major contribution from Tianma in the near future, the Board of Directors of the Company resolved that it was in the best interests of the Company to focus on developing its media business and to explore ways of divesting itself of the travel business. The Company entered into stock purchase agreements disclosed below, to dispose of its entire Non-Media Business Division.

On September 1, 2008, the Company completed the sale of all its interests in NCN Management Services to an independent third party for HK$1,350,000, or approximately $173,000, in cash. The acquirer acquired NCN Management Services along with its subsidiaries and variable interest entity, which include 100% equity interest in NCN Hotels Investment Limited, 100% equity interest in NCN Pacific Hotels Limited and our 55% control (through trust) over Tianma. The Company reported a gain on the sale, net of income taxes, of $61,570.

On September 30, 2008, the Company completed the sale of its 99.9% interest in NCN Landmark to an independent third party for cash consideration of $20,000. The acquirer acquired NCN Landmark along with its subsidiary, Beijing NCN Landmark Hotel Management Limited, a PRC corporation. The Company reported a gain on the sale, net of income taxes, of $4,515.

The Company treated the sales of NCN Management Services along with its subsidiaries and variable interest entity and NCN Landmark along with its subsidiary as a discontinuation of operations.

Acquisition of Quo Advertising

On January 31, 2007, we exerted 100% control over Quo Advertising, an advertising agency headquartered in Shanghai, China, pursuant to a purchase and sale agreement and a trust agreement, dated January 24, 2007, between the Company and two independent PRC individuals. As we were unable to directly own a 100% equity interest in Quo Advertising under PRC laws and regulations, we designated two PRC citizens to hold Quo Advertising’s equity interest on our behalf and for our benefit, in trusts.  The Company obtained 100% control over Quo Advertising for consideration of $907,600, $64,000 of which was cash and the balance of which was in 300,000 shares of our common stock, valued at $843,600. The results of operations of Quo Advertising have been included in the Company's consolidated statement of operations since January 31, 2007.

Quo Advertising was founded in 1996 in Shanghai, China and provided advertising design, production, public relations and event management services for domestic and international clients before our acquisition. The acquisition strengthens our media network in the PRC. Our media business was mainly run through Quo Advertising in 2007 and 2008. On January 1, 2010, we terminated all the commercial arrangement with Quo Advertising and were no longer able to exert control over Quo Advertising which was deconsolidated accordingly. All the business operations of Quo Advertising have been transferred to Yi Gao, in which we held a 70% equity interest at the time, with the remaining 30% interest controlled through a trust arrangement with Quo Advertising. For details, please refer to Item 1 – Business, “History - Corporate Restructuring” below.

Acquisition of Xuancaiyi

Effective September 1, 2007, we acquired through Quo Advertising, a 51% majority of the equity interests of Xuancaiyi, an advertising agency located in Beijing, China. This interest in Xuancaiyi was purchased for an initial payment of RMB2,500,000 (equivalent to approximately $330,000 at the then-prevailing exchange rate) and a series of installments based upon achieving certain net income targets, none of which were earned. The results of operations of Xuancaiyi have been included in the Company's consolidated statement of operations since September 1, 2007.

Xuancaiyi was founded in 2007 and obtained the right to manage and operate a mega-size high resolution LED advertising billboard in a prominent location in China’s capital, Beijing. This billboard is more than 758 square meters and is located on the East Third Ring Road near the exit for the Airport Highway. However on December 31, 2008. a business agreement entered into between Xuancaiyi and its media partner expired and Xuancaiyi has had minimal operations since that time. In the second quarter of fiscal 2009, we disposed of our entire 51% equity interests of Xuancaiyi to its minority shareholders for no consideration. The Company reported a gain on the sale, net of income taxes, of $8,178.

Acquisition of Cityhorizon BVI

On January 1, 2008, we entered into a share purchase agreement through our wholly owned subsidiary Cityhorizon Hong Kong, to acquire 100% of the equity interest in Cityhorizon BVI and its PRC operating entities, Lianhe and Bona, from Cityhorizon BVI’s sole shareholder, for an aggregate purchase price of $8,738,000, $5,000,000 of which was payable in cash and the remainder payable as 1,500,000 shares of restricted common stock valued at $3,738,000. Lianhe was a wholly foreign owned enterprise of Cityhorizon BVI in China while Cityhorizon BVI exerted 100% effective control over Bona, a local PRC company, through a trust arrangement. The results of operations of Cityhorizon BVI, Lianhe and Bona have been included in our consolidated statement of operations since the completion of the acquisition on January 1, 2008.

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

On January 1, 2008, Lianhe committed to extend loans totaling RMB1,000,000 (equivalent to $137,179 at the then-prevailing exchange rate) to the registered shareholders of Botong for the purpose of financing such shareholders’ investment in Botong. Through the above contractual arrangements, Lianhe became the primary beneficiary of Botong which becomes a variable interest entity. The results of operations of Botong have been included in the Company's consolidated statement of operations since January 1, 2008.

Botong was founded in 2007 and obtained the right to manage and operate for a 6-year period, a mega-size high resolution LED advertising billboard located at Haoyou Emporium Wangujing in Beijing. There has been no change of its business since the date of acquisition. In March 2010, Botong terminated its commercially non-viable concession right contracts and ceased operations. As of March 31, 2010, we terminated all commercial agreements with Botong and were no longer able to exert control over Botong which was deconsolidated accordingly.  For details, please refer to Item 1 – Business, “History - Corporate Restructuring” below.

Other Contractual Arrangements with the PRC Operating Companies

PRC regulations limit foreign ownership of companies that provide advertising services. Our advertising business was initially run through our trust arrangements with Quo Advertising through which our advertising network projects were directly operated.

In January 2008, after our acquisition of Cityhorizon BVI and its subsidiaries Lianhe and Bona, we restructured our advertising business in order to strengthen our compliance with existing PRC regulation. As aforementioned, Lianhe was a wholly foreign owned enterprise of Cityhorizon BVI in China. We effectively owned 100% of the equity interest in Lianhe after the acquisition of Cityhorizon BVI. We restructured our advertising business by causing Lianhe to enter into a series of commercial agreements with Bona and Quo Advertising and their registered PRC shareholders who held the equity interest on behalf of us through trust arrangements and were obligated to follow our instruction. There was no consideration provided by Lianhe to Bona and Quo Advertising or their shareholders in exchange for entering into these commercial agreements. As of January 2008, the registered PRC shareholders of Quo Advertising were Ms. Zhang Lina and Ms. Zhang Qinxiu while the registered PRC shareholders of Bona were Mr. Dayong Hao and Mr. Kaiyin Liu.

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

These commercial arrangements enable us to exert effective control on these entities, namely Bona and Quo Advertising and their respective subsidiaries, if any, and transfer their economic benefits to the Company for financial results consolidation pursuant to ASC Topic 810-10. In the opinion of our PRC legal counsel, these commercial arrangements are in compliance with all existing PRC laws, rules and regulations and are enforceable in accordance with their terms and conditions although there are substantial uncertainties regarding the interpretation and implementation of current PRC laws and regulation.

As of the date of this annual report, Lianhe has not received any technology and management consulting services fees from any of our PRC operating companies as they have operated at a net loss since entering into these contractual agreements. We also didn’t register all aforementioned equity pledge agreements with the relevant PRC authorities as we believed that the risk of the PRC shareholders of our PRC operating companies failing to perform their respective obligations under the above contractual arrangements was not high. Furthermore, under the current practice in the PRC, we would be required to submit an application to the PRC Authorities for revoking any previously registered equity pledges before we could designate other person as a new PRC shareholder. The process for such application varies on a case by case basis, but could last several months. As such, the registration of the equity pledge agreements with the relevant PRC authorities would incur more costs and time if at any time we want to designate other person as the new PRC shareholders. As most of our current business and operations was conducted by Yi Gao, which became our wholly owned foreign enterprise in January 2011 (for details, please refer to Item 1 – Business, “History - Corporate Restructuring” below) and Bona of which the percentage of our revenues attributable to its operations accounted for 20% of our total revenue in 2010, we believed the relevant risk imposed to our operations has been reduced.

Corporate Restructuring

In order to comply with PRC regulations governing foreign ownership in the advertising industry in China, our operations and advertising business was initially run through commercial arrangements with our PRC operating companies, namely Quo Advertising, Bona, Botong, and Yi Gao. For details of relevant regulations, please refer to Item 1 – Business, “Government Regulation below”.

Since late 2008, we have undergone a long application process to qualify and register Yi Gao, as a sino-foreign equity advertising joint venture. of which we directly owned 70% of the equity interest with the remaining 30% interest was controlled through trust arrangement with Quo Advertising, in Shanghai, for our benefit. On August 4, 2009 the State Administration of Industry and Commerce (“SAIC”) issued Yi Gao a business license which specifically includes operating an advertising business within its scope of operations. Accordingly, we began to restructure our organization in early 2010 to eliminate the variable interest entities structure through which we obtained control via commercial arrangements and substitute them with direct ownership. On January 1, 2010, we consolidated all the business operations of Quo Advertising into Yi Gao, and terminated all Quo Advertising commercial arrangements. On March 31, 2010, we also terminated all commercial arrangements with Botong in order to simplify our operating structure. Accordingly, our current PRC operations and advertising business is conducted by two advertising entities only, namely Yi Gao and Bona. We have not discontinued Bona, as we hope to be able to utilize its tax loss carried forward in the near future.

On January 20, 2011, SAIC further approved Yi Gao to change from a sino-foreign equity advertising joint venture to our wholly owned foreign enterprise and issued Yi Gao an updated business license identifying Yi Gao is a wholly owned foreign enterprise of our Hong Kong subsidiary, Linkrich Enterprise and including operating an advertising business within its business scope. Quo Advertising, according to our trust declaration agreement, transferred its 30% equity interest on Yi Gao to our subsidiary, Linkrich Enterprise at no consideration. This transfer has been completed and we control 100% equity interest of Yi Gao through direct ownership and no longer rely on the trust agreement arrangement with Quo Advertising to control 30% equity interest of Yi Gao.

Before our restructuring exercise, we maintained our PRC office in both Beijing and Shanghai and our advertising business was run through four PRC advertising entities, namely Quo Advertising, Bona, Botong and Yi Gao. After the restructuring, we now maintain our PRC office in Shanghai only and our advertising business is only run through our two PRC advertising entities, Bona and Yi Gao. This restructuring exercise enables us to reduce our PRC operating expenses, including Beijing rental expenses of US$42K per annum, staff costs in Beijing of US$128K per annum, as well as office expenses, travelling expenses and PRC statutory expenses. The structure of our PRC operations is now simplified which directly improves internal communication and efficiency. We expect these actions will enhance our operational efficiency and effectiveness and should reduce our operating expenses for the foreseeable future.

Corporate Structure

The following chart reflects our organization structure as of the date of this annual report:

Organization Chart as of the date of this Annual Report

Network CN Inc. ("NCN") (Delaware, U.S.A) Type 1 Co Director: 1) Earnest Leung 2) Godfrey Hui 3) Gerald Godfrey 4) Ronald Lee and 5) Serge Choukroun
NCN Group Limited ("NCN Group") (100%) (BVI) Type 1 Co Director: 1) Earnest Leung and 2) Godfrey Hui
NCN Group Management Limited (100%) (HK) Type 2 Co Director: 1) Earnest Leung and 2) Godfrey Hui
NCN Media Services Limited (100%) (BVI) Type 1 Co Director: Godfrey Hui
NCN Huamin Management Consultancy (Beijing) Company Limited ("NCN Huamin") (100%) (The PRC) Type 4 Co Director: Chan Yuen Fan
Crown Winner International Limited (100%) (HK) Type 4 Co Director: Godfrey Hui
Linkrich Enterprise Advertising and Investment Limited ("Linkrich Enterprise") (100%) (HK) Type 1 Co Director: 1) Earnest Leung and 2) Godfrey Hui
Cityhorizon Limited ("Cityhorizon Hong Kong") (100%) (HK) Type 1 Co Director: Godfrey Hui
Crown Eagle Investment Limited (100%) (HK) Type 4 Co Director: Godfrey Hui
Yi Gao Shanghai Advertising Limited ("Yi Gao") (100%) (The PRC) Type 3 Co Director: 1) Earnest Leung 2) Wan Jian Sheng and 3) Wang Yu Chun
Huizhong Lianhe Media Technology Co., Ltd ("Lianhe") (100%) (The PRC) Type 5 Co *Director: 1) Earnest Leung 2) Wan Jian Sheng and 3) Wang Yu Chun
Beijing Huizhong Bona Media Advertising Co., Ltd ("Bona") (VIE-100% indirect <See a>) (The PRC) Type 3 Co *Director: Earnest Leung Shareholder: Hao Da Yong (50%) and Shen Xiao Zhou (50%)

Remarks: Type 1 Co : Investment Holding
Type 2 Co: Provision of administrative and management services
Type 3 Co: Provision of advertising services
Type 4 Co: Dormant
Type 5 Co: Provision of high-tech services

Operations inside China

Direct Equity Ownership   Contractual Arrangements

* We have submitted the application for updating the register kept by the PRC Authority, pending for their approval.
<a> We did not directly own equity interest of Bona, however, we exert 100% control through a set of commercial agreements.

Available Information

We file with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports to be filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Industry Overview

The worldwide financial crisis which began in 2008 has created a number of challenges to China’s advertising industry as budget conservatism prevailed among advertisers throughout the period. Although the global and Chinese economies began recoveries in late 2009 most advertisers continue to be cost-conscious and prefer to commit to short-term rather than long-term contracts. Competition in the domestic out-of-home advertising sector is very intense and many local operators offer significant sales discounts to compete for market share.

In 2009 the SAIC estimated that television will remain the dominant advertising medium in the PRC in the coming future, followed by print media, outdoor, internet and radio advertising. They also projected that the media and advertising industry will remain one of the fastest growing markets in China. China’s total advertising expenditure in 2010 rose 13% from the prior year according to the latest figures released by CTR Market Research. Although increased consumer price inflation may post pressure on the country’s overall economic development in 2011, CTR is cautiously optimistic in forecasting that China’s advertising market will continue to outpace the GDP growth at the rate of 15% in 2011.

In the past, we expended our resources to build an out-of-home media throughout different PRC cities. We believe that in order to increase our market share in out-of-home advertising in China we will have to increase our advertising locations, obtain more exclusive arrangements in desirable and prominent locations and to provide a wider range of media and advertising services through entering business agreements or business combination exercises with third parties.

Our Services

We install and operate roadside and mega-size advertising panels in major cities of the PRC. In later half of 2008, we reassessed the commercial viability of each of our concession right contracts in order to address certain unfavorable market conditions and started to terminate those non-viable concession right contracts. Since May 2010, we have only kept one concession right contract, which is to operate 52 roadside advertising panels along the Nanjing Road in Shanghai, China. This right will expire on December 31, 2013*. All those panels were installed and are owned by us.

The following table summarizes the percentage of sold and unsold air time in 2010 on our panels in different locations.

Location	Percentage of Sold airtime	Percentage of Unsold airtime
Nanjing Road Pedestrian Street, Shanghai
- 28 Roadside LED panels	27%	73%
- 24 Rollersheets	71%	29%
- 28 Lightboxes (back side of Roadside LED panels)	56%	44%
Wuhan – Mega-sized LED (1)	2%	98%
Beijing - Mega-sized LED (2)	5%	95%
_________
Remark* Although the Company has a contractual right to operate the panels for certain period of time, governmental authorities in the PRC could limit the period during which we can operate the panels if the government interprets the current rules and regulations differently or if it were to implement new rules and regulations.

(1)	The right to operate one mega-sized LED panel in Wuhan, China was terminated in April 2010; this percentage is for 2010 sales through that termination date.
(2)	The right to operate one mega-sized LED panel in Beijing, China was terminated in March 2010; this percentage is for 2010 sales through that termination date.

We also started our advertising agency business in 2009. We seek to acquire advertising airtime from third party vendors in major cities in China and to sell such advertising airtime to our customers. As an advertising agent, we are not responsible for acquiring advertising operating rights, installing, operating and maintaining advertising panels. Advertising airtime from third party vendors would only be purchased when we have already secured sales contracts with our customers. We expect that this advertising agency business will enable us to generate revenue without having capital commitment and hence could enhance our capital position and liquidity. However, our advertising agency business currently does not have a material impact on our capital position and liquidity as we have only secured limited advertising sales contracts.

Our Suppliers

In some of our media projects, we are responsible for installing advertising panels and billboards. We design the shape of our advertising panels and billboards according to the terms approved in the relevant PRC governmental documents. We identify suppliers of component parts used in our advertising panels and contract assembly of our advertising panels to third-party contract assemblers who assemble our advertising panels according to our specification. We select component suppliers based on price and quality.

We did not install any advertising panels in 2010 and 2009. During 2008, only 2 suppliers accounted for 20% or more of our panel installation costs. Such two suppliers were Xian Qingsong Technology Co., Ltd and Shenzhen LAMP Technology Co., accounting for 31% and 26% to our panel installation costs respectively.

We currently only have one concession right contract, which is to operate 52 roadside advertising panels along Nanjing Road in Shanghai, China. The name of authority party of the concession right contract is Shanghai Chuangtian Advertising Company Limited.

Our Customers

The media and advertising industry is one of the fastest growing markets in China. Out-of-home advertising is attractive because of relatively modest content production costs, less regulatory exposure, low maintenance costs and centralized operations made efficient by computers and other technology solutions. China’s total advertising expenditure in 2010 rose 13% from 2009, according to the latest figures released by CTR Market Research. We are upbeat on the long-term prospect for the China sector although a temporary pause occurred in 2009 as the economy was hit by the global economic downturn.

Our customers include large international and domestic brand name customers. The following tables set forth those customers accounted for 10% or more of our advertising sales in each fiscal year:

Name of Customer	Advertising Sales %
For the year ended December 31, 2010
Shanghai Wenchang Advertising Co., Ltd	16%
Nanjing Tourism Administration	11%

For the year ended December 31, 2009
Shanghai Wenchang Advertising Co., Ltd	16%
Shanghai Chuangtian Advertising Co., Ltd	15%
Kinetic	15%
Beijing Dentsu Advertising Co., Ltd.	11%

For the year ended December 31, 2008
OMD	38%
Beijing Dentsu Advertising Co., Ltd.	16%

Our customers usually place their advertising orders on a project basis instead of a recurring basis. Our management does not believe that our advertising business depends upon a few customers, or that the loss of any one customer would have a material adverse effect on our business.

Sales and Marketing

We sell our services through our direct sales force as well as through domestic advertising agencies. We employ sales professionals in the PRC and provide them in-house training to ensure we operate closely with and provide a high level of support to our customers. Selling through domestic advertising agencies enables us to leverage our direct sales resources and reach additional customers.

Competition

We compete with other advertising companies in China, including companies that operate out-of-home advertising media networks, such as JCDecaux, Clear Channel, Tom Outdoor and Clear Media. The Company competes with these companies for advertising clients on the basis of the size of our advertising network, advertising coverage, panel locations, pricing, and range of advertising services that we offer. The Company also competes with these companies for rights to locate advertising panels and/or billboards in desirable locations in Chinese cities. In addition, commercial buildings, hotels, restaurants and other commercial locations may decide to install and operate their own billboards or LED panels. The Company also competes for overall advertising spending with other more traditional media such as newspapers, TV, magazines and radio, and more advanced media like internet advertising, frame and public transport.

The Company may also face competition from new entrants into the out-of-home advertising sector. Our sector is characterized by low initial fixed costs for entrance in term of advertising panel requirements and it is uncommon for advertising clients to enter into exclusive arrangements. Additionally, wholly foreign-owned advertising companies are allowed to operate in China, which may expose us to increasing competition from international advertising media companies attracted by the opportunities in China.

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

In addition, our business has been adversely affected by the global financial turmoil which began in late 2008. In order to enhance our competitive power, we will strictly control our operating costs and actively search for other prominent advertising projects in order to expand our advertising network. We believe that expanding our advertising network will enable us to offer more competitive pricing to our advertising clients, thereby increasing our profitability.

Our Intellectual Property

We do not have any registered trademarks, copyrights or licenses. However, we have obtained the following patent rights from the PRC State Intellectual Property Office:

•	the technology of a display module and settings method for colored LED panels, which expires on November 22, 2017;
•	the technology of a display system with a blind spot checking function, which expires on November 27, 2017; and
•	a methodology and system for light intensity tuning of out-of-home LED panels, which expires on November 8, 2027;

Our Research and Development

No material costs have been incurred on research and development activities for the fiscal years 2010, 2009 and 2008. We do not expect to incur significant research and development costs in the coming future.

Employees

As of December 31, 2010, the Company and its subsidiaries and variable interest entities had approximately 27 employees at our offices located at our Hong Kong and Shanghai offices, all of which are full-time employees.

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

We started our advertising business in late 2006. As we did not fulfill the above requirements, our advertising business was initially provided through our contractual arrangements with our PRC operating entities, Quo Advertising, Bona and Botong. For details of arrangements, please refer to Item 1 – Business, “History” above. Since late of 2008, we have undergone a long application process for qualifying and registering Yi Gao, as a sino-foreign equity advertising joint venture, of which we held a 70% equity interest at the time, with the remaining 30% interest was controlled through trust arrangement with Quo Advertising, in Shanghai, and on August 4, 2009 the SAIC issued Yi Gao a business license which specifically includes operating an advertising business within its scope of operations. Accordingly, in early 2010, we began to restructure our organization by consolidating our PRC operations and advertising business into Yi Gao. In the early 2010, we terminated all the commercial agreements with Quo Advertising and Botong. Our current PRC operations and advertising business is conducted by YiGao and Bona only

Although the existing contractual arrangements with Bona, in the opinion of our PRC legal counsel, are in compliance with all existing PRC laws, rules and regulations and are enforceable in accordance with their terms and conditions, there are substantial uncertainties regarding the interpretation and implementation of current PRC laws and regulation. Accordingly, we cannot assure you that PRC regulatory authorities will not determine that our contractual arrangements and the business operations of our PRC operating companies as described herein violate PRC laws or regulations. If we were found to be in violation of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such violation. Any actions taken may cause disruption to our business operations and may adversely affect our business, financial condition and results of operation. See Item 1A - Risk Factor for details.

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

Advertising Content

PRC advertising laws and regulations set forth certain content requirements for advertisements in China, which include prohibitions on, among other things, misleading content, superlative wording, socially destabilizing content or content involving obscenities, superstition, violence, discrimination or infringement of the public interest. Advertisements for anesthetic, psychotropic, toxic or radioactive drugs are prohibited. It is prohibited to disseminate tobacco advertisements via broadcast or print media. It is also prohibited to display tobacco advertisements in any waiting lounge, theater, cinema, conference hall, stadium or other public area. There are also specific restrictions and requirements regarding advertisements that relate to matters such as patented products or processes, pharmaceuticals, medical instruments, veterinary pharmaceuticals, agrochemicals, foodstuffs, alcohol and cosmetics. In addition, all advertisements relating to pharmaceuticals, medical instruments, agrochemicals and veterinary pharmaceuticals advertised through radio, film, television, newspaper, magazine and other forms of media, together with any other advertisements which are subject to censorship by administrative authorities according to relevant laws and administrative regulations, must be submitted to the relevant administrative authorities for content approval prior to dissemination.

Advertisers, advertising operators and advertising distributors are required by PRC advertising laws and regulations to ensure that the content of the advertisements they prepare or distribute are true and in full compliance with applicable laws. In providing advertising services, advertising operators and advertising distributors must review the prescribed supporting documents provided by advertisers for advertisements and verify that the content of the advertisements comply with applicable PRC laws and regulations. In addition, prior to distributing advertisements for certain commodities, which are subject to government censorship and approval, advertising distributors and advertisers are obligated to ensure that such censorship has been performed and approval has been obtained. Violation of these regulations may result in penalties, including fines, confiscation of advertising income, orders to cease dissemination of the advertisements and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the SAIC or its local branches may revoke violators’ licenses or permits for advertising business operations. Furthermore, advertisers, advertising operators or advertising distributors may be subject to civil liability if they infringe on the legal rights and interests of third parties in the course of their advertising business. We have implemented procedures to ensure the content of our advertisement are properly reviewed and the advertisement would only be published upon the receipt of content approval from the relevant administrative authorities. However, we provide no assurance that all the content of the advertisement are true and in full compliance with applicable laws.

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

In addition to the regulations on out-of-home advertisements, the placement and installation of LED billboards are also subject to municipal local zoning requirements and relevant governmental approvals of the city where the LED billboards located. In Shanghai, prior to the placement and installation of LED billboards, installers are required to apply for an out-of-home advertising registration certificate for each LED billboard subject to a term of use approved by local government agency for each LED billboard. If the existing LED billboards placed by our LED location provider or us are required to be removed, the attractiveness of this portion of our advertising network will be diminished.

For our current advertising project located in Nanjing Road Pedestrian Street, Shanghai, China, the counterparty of our advertising operating right contract is obligated to obtain the out-of-home advertising registration certificate for each relevant billboard located in Shanghai that is to be installed by us. They are also obligated to fully compensate us for any loss as a result of their non-compliance. To the best of our knowledge, they have obtained the relevant advertising registration certificate from the relevant local authorities.

Foreign Currency Exchange

The principal regulation governing foreign currency exchange in China is the Rules on Foreign Exchange Control (1996), as amended. Under these rules, Renminbi is freely convertible for trade and service-related foreign exchange transactions, but not for direct investment, loan or investment outside China unless the prior approval of the State Administration for Foreign Exchange of the PRC or other relevant authorities is obtained.

Pursuant to the Rules on Foreign Exchange Control, foreign investment enterprises in China may purchase foreign currency without the approval of the State Administration for Foreign Exchange of the PRC for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also exchange Renmimbi into foreign currencies (subject to a cap approved by the State Administration for Foreign Exchange of the PRC) to satisfy foreign exchange liabilities or to pay dividends. However, the relevant PRC government authorities may limit or eliminate the ability of foreign investment enterprises to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loan and investment outside China are still subject to limitations and require approvals from the State Administration for Foreign Exchange of the PRC.

Dividend Distributions

The principal regulations governing distribution of dividends of wholly foreign-owned companies include:

•	the Foreign Investment Enterprise Law (1986), as amended; and
•	Administrative Rules under the Foreign Investment Enterprise Law (2001).

Under these regulations, foreign investment enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, wholly foreign-owned enterprises in China are required to set aside at least 10% of their after-tax profits each year, if any, to fund certain reserve funds, until such reserve funds have reached 50% of the enterprise’s registered capital. These reserves are restricted and not distributable as cash dividends.

We have not received any dividends or fees from our PRC subsidiaries or affiliated Chinese entities in the past three years. As all our PRC subsidiaries are currently still operating at a net loss, we are unable to estimate the time to receive dividends or other fees.

Enterprise Income Tax Law

The Enterprise Income Tax Law, or EIT Law, was promulgated by the PRC’s National People’s Congress on March 16, 2007 to introduce a new uniform taxation regime in the PRC. Both resident and non-resident enterprises deriving income from the PRC were subject to the EIT Law from January 1, 2008. It applies a single income tax rate to all enterprises in the PRC. Under this EIT Law, enterprises that qualify as “new and high technology enterprises” (“high-tech companies”) are entitled to a preferential tax rate of 15% and in other very limited situation entities may be subject to a EIT rate of 20%, but the general EIT rate is 25%.

We believe that each of our PRC operating entities were resident enterprises and subject to the enterprise income tax rate of 25% for their global income. We do not believe that any of our off-shore entities are resident enterprises as our off-shore entities didn’t provide any services in the PRC and their management and controls are all located outside China; permanent establishment does not exist and hence they would not fall into the resident enterprise category. However, we cannot provide assurance that all our offshore operating entities are not “resident enterprises” as there are substantial uncertainties regarding the interpretation and implementation of current PRC tax rule and regulation.

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

RISKS RELATED TO OUR BUSINESS

The global economic and financial market crisis that began in 2008 may continue to have a negative effect on our business, financial condition, results of operations and cash flow.

The global economic and financial market crisis that began in 2008 has caused, among other things, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth, in the United States, China and other parts of the world. This global economic and financial market crisis has had, and may continue to have, a negative effect on our ability to borrow funds or enter into other financial arrangements if and when additional funds become necessary for our operations. We believe many of our advertisers have also been affected by this economic turmoil. Current or potential advertisers may no longer be in business, may be unable to fund advertising purchases or decide to reduce purchases, all of which could lead to reduced demand for our advertising services, reduced gross margins, and delays in collecting accounts receivable or customer defaults. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given the fixed costs associated with our operations. Therefore, the global economic and financial market crisis could continue to have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, the timing and nature of any recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not continue to be materially and adversely affected.

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

We have a history of operating losses and we need to raise additional funds in the near future. Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a “going concern”.

We have a history of operating losses. We have incurred a net loss of $2,603,384 for fiscal year ended December 31, 2010 and our shareholders’ deficit was $3,524,536 at that date. Our cash flow projections presently indicate that our current assets and projected revenues from existing project on hand will not be sufficient to fund operations over the next twelve months. These raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has expressed uncertainty about our ability to continue as a going concern in its report. The consolidated financial statements included in this Annual Report do not include any adjustments that might result from the outcome of this uncertainty.

We need to raise substantial additional funds or take other measures within the next few months in order to continue our operations. It may be difficult for us to raise funds through sales of our equity securities or debt financing in the current economic environment. If adequate capital is not available to us, we may need to sell assets or seek to undertake a restructuring of our obligations with our creditors or even cease our operations. We cannot give assurances that we would be able to accomplish either of these measures on commercially reasonable terms, if at all. In any such case, we may not be able to continue as a going concern.

Our substantial indebtedness and related interest payments could adversely affect our operations.

We have issued 1% convertible promissory notes to certain investors and our related interest payments on such notes could impose financial burdens on us. If further debt is added to our consolidated debt level, the related risks that we now face could intensify. Covenants in the convertible notes and related agreements, and debt we may incur in the future, may materially restrict our operations, including our ability to incur additional debt, pay dividends, make certain investments and payments, and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans and we are unable to amend such financial covenants prior to default. An event of default under any debt instrument, if not cured or waived, could have a material adverse effect on us, our financial condition and our capital structure.

An increase in interest rates could increase interest cost on new debt, and could materially adversely impact our ability to refinance existing debt, sell assets and limit our acquisition and development activities.

If interest rates increase, so could our interest costs for any new debt. This increased cost could make the financing of any acquisition or our development activity more costly. Rising interest rates could limit our ability to refinance existing debt when it matures, or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to adjust our position  promptly in response to changes in economic or other conditions.

Our liquidity and future cash flow may not be sufficient to cover interest payments on our 1% Convertible Promissory Note due 2012 or to repay the notes at maturity.

Our ability to make interest payments on, refinance, or repay our 1% convertible promissory note due 2012, will depend on our ability to maintain sufficient cash and generate future cash flow. We have never generated positive annual cash flow from our operating activities, and we may not generate or sustain positive cash flows from operations in the future. Our ability to generate sufficient cash flow will depend on our profit generating power and our ability to explore and secure other prominent advertising related projects, which were affected by various factors such as general economic, financial, competitive, legislative and regulatory conditions. There can be no assurance that we will be able to generate profit and secured prominent projects. If we are unable to generate sufficient cash flow, we may be required to refinance our existing debt, sell assets and obtain additional financing to meet our debt obligations or may even be forced to cease operations.

Additionally, the 1% Convertible Promissory Note provides for certain events of default, including payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization, delisting, stop trade, non-registration, reservation default and cross default etc. If any event of default occurs and is continuing, the principal amount of the notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. There can be no assurance that, if any of the foregoing events were to occur, we would have the ability repay the principal amount and interest accrued under the notes and/or any additional monies owed in connection with the acceleration of the notes.

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period in the future.

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period based on the seasonality of consumer spending and corresponding advertising trends in China. As a result, you may not be able to rely on period-to-period comparisons of our operating results as an indication of future performance. Factors that are likely to cause our operating results to fluctuate, such as the seasonality of advertising spending in China, the effect of the global economic downturn on spending in China, a further deterioration of economic conditions in China and potential changes to the regulation of the advertising industry in China, are discussed elsewhere in this annual report. If our revenues for a particular quarter are lower than we expect, we may be unable to reduce quarterly operating expenses by a corresponding amount, which would harm our operating results for that quarter relative to our operating results from other quarters.

We may not be able to recruit and retain key personnel, particularly sales and marketing personnel, which could have material and adverse effects on our business, financial condition and results of operations.

Our future success depends in part on the contributions of our management team and key sales and marketing personnel and our ability to attract and retain qualified new personnel. In particular, our success depends on the continuing employment of our CEO, Dr. Earnest Leung and our Deputy CEO, Mr. Godfrey Hui, as well as our sales, marketing and other key personnel. Because of significant competition in our industry for qualified managerial, sales and marketing personnel, we cannot assure you that we will be able to retain our key senior managerial, sales and marketing personnel or that we will be able to attract, integrate and retain other such personnel that we may require in the future. If we are unable to retain our existing personnel, or attract, train, integrate or motivate additional qualified personnel, our growth may be restricted. The loss of any of these key employees could slow our programming, distribution and sales efforts or have an adverse effect on how our business is perceived by advertisers, venue providers and investors, and our management may have to divert their attention from our business to recruiting replacements for such key personnel.

All of our directors and officers reside outside of the United States. It may be difficult for investors to enforce judgments obtained against officers or directors of the Company.

All of our directors and officers are nationals and/or residents of countries other than the United States, and all their assets are largely located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be prevented from pursuing remedies under U.S. federal securities laws against them. In addition, there is uncertainty as to whether the courts of other jurisdictions would recognize or enforce judgments of United States courts obtained against us or our director and officer predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in other jurisdictions against us or our director and officer predicated upon the securities laws of the United States or any state thereof.

In order to grow at the pace planned by management, we will require additional capital to support our long-term business plan. If we are unable to obtain additional capital in future years, we may be unable to proceed with our long-term business plan and we may be forced to curtail or cease our operation or further business expansion.

We require additional working capital to support our long-term business plan, which includes identifying suitable targets for mergers or acquisitions, to enhance our overall productivity and benefit from economies of scale. Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. U.S. and global credit and equity markets have recently undergone significant disruption, making it difficult for many businesses to obtain financing on acceptable terms. In addition, equity markets are continuing to experience wide fluctuations in value. If these conditions continue or worsen, we may not be able to obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources. To raise funds, we may need to issue new equities or bonds which could result in additional dilution to our shareholders. Additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities or contain covenants that would restrict our operations and strategy. In addition, we may grant registration rights to investors purchasing our equity or debt securities in the future. If we are unable to raise additional financing, we may be unable to implement our long-term business plan, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis, if at all. In addition, a lack of additional financing could force us to substantially curtail or cease operations.

There may be unknown risks inherent in our acquisitions of Cityhorizon BVI and its PRC operating entities, namely Lianhe and Bona.

Although we conducted due diligence with respect to the acquisition of Cityhorizon BVI and its PRC operating entities, namely Lianhe and Bona which occurred in 2008, there is no assurance that all risks associated with these companies have been revealed. To protect us from associated liabilities, we have received guarantees of indemnification from the original owners. However we have no assurance that such guarantees will be honored and legal action to enforce such guarantees could be very costly and time consuming. The possibility of unknown risks in those acquisitions could affect our business, financial condition and results of operations.

Our future acquisitions may expose us to potential risks and have an effect on our ability to manage our business.

It is our strategy to expand our business through acquisitions. We will continue to search for appropriate opportunities to acquire more businesses or to form joint ventures, that are complementary to our core business. With each acquisition, our management may encounter difficulties during the integration of operations, services and personnel with our existing operations. We may also expose ourselves to potential risks including contingent or undisclosed liabilities of the acquired companies, the need to allocate resources from our existing business to the new operations, uncertainties in generating revenue, disruptions in employee relationships and difficulties in governing by new regulations after integration. The occurrence of any of these unfavorable events in our acquisitions could have an effect on our business, financial condition and results of operations.

We may incur significant costs as a result of operating as a public company, which could affect our operating results.

As a public company subject to legal, regulatory compliance, and reporting requirements of the Securities Exchange Act of 1934 and the other rules and regulations of the SEC, we have been working with independent legal, accounting and financial advisors to adjust our financial and management control systems in a way to manage our growth and our obligations as a public company.  These areas include corporate governance, corporate control, disclosure controls and procedures and financial reporting and accounting systems.  We have made, and will continue to make, changes in these and other areas, including our internal controls over financial reporting.  However, we cannot assure you that these and other measures we may take will be sufficient to allow us to satisfy our obligations as a public company on a timely basis. If we do not comply with the relevant requirements, the market price of our common stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.

In addition, compliance with reporting and other requirements applicable to public companies will create additional costs for us, require the time and attention of our management, as well as the employment of additional personnel and outside consultants.  We cannot predict or estimate the amount of such additional costs we may incur, the timing of such costs or the degree of impact it would have on our business.

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

We currently only have the right to operate 52 roadside advertising panels along the Nanjing Road in Shanghai, China. Our operating result would depend on the success of this project in the event that we cannot secure new advertising projects.

Since late 2008, we have undertaken drastic cost-cutting measures and a process of continuously re-assessing the commercial viability of each of our concession right contracts. We determined that many of our concession rights were no longer commercially viable due to high annual fees. As of May 2010, we only retained the right to operate 52 roadside advertising panels along the Nanjing Road in Shanghai, China (“Project Nanjing Road”) and terminated all other concession right contracts. We are actively exploring new advertising related projects, but we have not yet committed to any new projects.

In the event that the authority party of Project Nanjing Road breaches the contract terms by terminating the contract early or if the PRC government were to interpret the current rules and regulations differently or if it were to implement new rules and regulations, which limited the period during which we can operate the advertising panels under Project Nanjing Road, our business, operating results and financial condition could be adversely affected.

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

We have limited business insurance coverage for our PRC subsidiaries. In the event that our insurance coverage is insufficient or our insurance is not deemed to cover a claim, we could face liability.

We carry insurance of various types, including general liability and professional liability insurance in amounts management considers adequate and customary for the jurisdictions in which we operate. Insurance companies in China offer limited business insurance products because the insurance industry in China is still at an early stage of development, and some of our insurance policies may limit or prohibit insurance coverage for punitive or certain other types of damages, or liability arising from gross negligence. If we incur increased losses related to employee acts or omissions, or system failure, or if we are unable to obtain adequate insurance coverage at reasonable rates, or if we are unable to receive reimbursements from insurance carriers, our financial condition and results of operations could be materially and adversely affected.

Our current advertising business is conducted by Yi Gao and Bona only. Any non-compliance to the PRC laws, rules and regulation may suspend or revoke their business license which could adversely affect our business and operations.

Since early 2010 we have been restructuring our organization. We have consolidated all our advertising business within two PRC operating companies, namely Yi Gao and Bona, only. In the event that Yi Gao or Bona does not comply with PRC laws, rules and regulations, their business licenses may be suspended or even revoked, which could adversely affect our business and operations. As there are substantial uncertainties regarding to the interpretation and implementation of current PRC laws, rules and regulations, we cannot assure you that we are always in compliance with PRC laws, rules and regulation.

Our securities investments are subject to market risks and interest rate risk.

In 2010, we started to temporarily invest our cash reserves in public securities. We aim to place our investments with high quality issuers and do not use derivative financial instruments in our investment portfolio. Our primary objective in managing our invested securities are to preserve principal, maintain proper liquidity to meet operating needs and to maximize yields. Changes in interest rates and market risk can affect the fair value of our invested securities at any time. There is no assurance or guarantee that our objective in managing our invested securities will be achieved.

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

We conduct substantially all of our operations and generate most of our revenue in China. Accordingly, our business, financial condition, results of operations and prospects are significantly impacted by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

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

A number of factors have contributed to this slow-down, including appreciation of Renminbi, which adversely affected China’s exports and the tightening macroeconomic measures and monetary policies adopted by the Chinese government to prevent overheating of the Chinese economy and control China’s inflation. The slow-down has been exacerbated by the global crisis in the financial services and credit markets which began in 2008, and has caused significant volatility and dislocation of the global capital markets as well as increased rates of default and bankruptcy. These macroeconomic developments could negatively affect our business, operating results, or financial condition in a number of ways. For instance, current or potential customers may delay or decrease spending with us or may not pay us or may delay paying us for previously provided services.

Recently, there have been increased inflation in China. As a result, the PRC government adopted various measures designed to restrict the availability of credit and control prices which could inhibit economic activity in China and affect the Company’s business operations and prospects.

If the PRC government finds that the agreements with Bona that establish part of the structure for operating our China business do not comply with PRC governmental restrictions on foreign investment in the advertising industry, we could be subject to severe penalties.

Our media operations were initially conducted by Lianhe, Botong (which was deconsolidated on March 31, 2010), Bona and Quo Advertising (which was deconsolidated on January 1, 2010) through commercial agreements arrangement in an attempt to comply with PRC regulations. After having undergone a long application process to qualify and register Yi Gao as a sino-foreign equity advertising joint venture of which we held a 70% equity interest at the time, with the remaining 30% interest was controlled through trust arrangement with Quo Advertising, the SAIC issued Yi Gao a business license which specifically includes operating an advertising business within its scope of operations on August 4, 2009. Upon obtaining this registration, we restructured our operations so that all business is currently conducted through Yi Gao, which was subsequently approved to change to our wholly owned foreign enterprise by SAIC on January 20, 2011, and Bona ,which we retained in the hope of utilizing its tax loss carry forward in the near future.

Although our operating structure on Bona, in the opinion of our PRC legal counsel, is in compliance with all existing PRC laws, rules and regulations, there are substantial uncertainties regarding the interpretation and implementation of current PRC laws and regulations. We cannot assure you that our existing PRC operating subsidiary and affiliates will not be found to be in violation of any PRC laws or regulations or fail to obtain or maintain any of the required permits or approvals. If we or any of our PRC operating companies were found to be in violation of any existing or future PRC laws or regulations, the relevant PRC regulatory authorities, including SAIC, would have broad discretion in dealing with such violations, including:

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

The imposition of any of these penalties may cause disruption to our business operations and may adversely affect our business, financial condition and results of operation.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations which became effective on September 8, 2006.

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006. This new regulation, among other things, governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the new regulation will require the PRC parties to make a series of applications and supplemental applications to the government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the new regulations is likely to be more time consuming and expensive than in the past as the government now exerts more control over the combination of two businesses. Accordingly, due to the new regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or which sufficiently protects their interests.

The new regulation allows PRC government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to the Ministry of Commerce and other relevant government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which may form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price which is obviously lower than the appraised value of the PRC business or assets and in certain transaction structures may require that consideration be paid within defined periods, generally not in excess of a year. The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, such regulation may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our stockholders’ economic interests.

Due to the above risks, we may seek to structure transactions in a manner that avoids the need to make applications or a series of applications with Chinese regulatory authorities under these new regulations. If we fail to effectively structure an acquisition in a manner that avoids the need for such applications or if the Chinese government interprets the requirements of the new regulations in a manner different from our understanding of such regulations, then acquisitions that we have effected may be unwound or subject to rescission. Also, if the Chinese government determines that our structure of any of our acquisitions does not comply with these new regulations, then we may also be subject to fines and penalties.

We rely on contractual arrangements and commercial agreement arrangement with our PRC operating companies and their shareholders for our China operations, which may not be as effective in providing operational control as direct ownership.

In late 2009, we set up our directly owned PRC advertising subsidiary, Yi Gao. However, certain part of our current media operation was still conducted by our PRC operating company Bona, as we hope to utilize its tax loss carry forward in the near future. We, through contractual arrangements and commercial agreement arrangements, exert effective control on Bona, and transfer its economic benefits to us for financial results consolidation.

These contractual arrangements and commercial agreement arrangements may not be as effective in providing us with control over media subsidiaries as direct ownership. Under the current contractual arrangements if Bona and its registered PRC shareholders fail to perform their respective obligations under these contractual arrangements, we may incur substantial costs to enforce such arrangements, and even need to take legal action to compel their compliance. In the event we are unable to enforce these contractual arrangements, we may become unable to exert effective control over Bona and our ability to conduct our business may be negatively affected.

We may lose our priority right to receive proceeds from the sale or auction of the Bona’s equity interest as we did not register Bona’s equity pledge agreement with the relevant PRC authorities.

Certain part of our current media operation was currently still conducted by our PRC operating company, Bona, on which we exert effective control through contractual arrangements and commercial agreement arrangements. As part of these arrangements, each shareholder of Bona entered into an equity pledge agreement with Lianhe, pursuant to which each shareholder of Bona pledged its equity interest in Bona to Lianhe for the performance of payment obligations of Bona under the exclusive technology and management consulting services agreements. As we believed that the risk of the PRC shareholders of Bona failing to perform their respective obligation was not high, we didn’t register such equity pledge agreement with the relevant PRC authorities. Besides, under the current practice in the PRC, we would be required to submit an application to the PRC Authorities for revoking any previously registered equity pledges before we could designate a new PRC shareholder to Bona. The process for such application varies on a case by case basis, but could last several months. As such, the registration of the equity pledge agreements with the relevant PRC authorities would incur more costs and time if at any time we want to designate other person as the new PRC shareholders. In the opinion of our local PRC counsel, although we did not register the equity pledge agreements, the agreements would still be enforceable under the PRC rules and regulations if the Bona shareholders breach their contractual obligations. However, since we did not register the equity pledge agreements, we may lose any priority right to receive proceeds from the sale or auction of the Bona equity interests.

Under the New EIT Law, our holding companies may be classified as resident enterprises of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise”, meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. Because the New EIT Law and its implementing rules are new, no official interpretation or application of this new “resident enterprise” classification is available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case although we believe our off-shore entities are non-resident enterprise.

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

The PRC economy differs from the economies of most developed countries in many respects, including the extent of government involvement, level of development, growth rate, and control of foreign exchange and allocation of resources. The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although the PRC government has implemented measures since the late 1970s to emphasize the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China are still owned by the government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, establishing monetary policy and providing preferential treatment to particular industries or companies. These actions, as well as future actions and policies of the PRC government, could materially affect our liquidity and our ability to access to capital and to operate our business.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

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

Essentially all of the Company’s revenues and expenses are denominated in Renminbi which may on occasion need to be exchanged into other currencies, primarily U.S. dollars, and remitted outside of the PRC. Since July 1, 1996, foreign currency “current account” transactions by foreign investment enterprises and Sino-foreign joint ventures require a ministerial review, according to the Administration of the Settlement, Sale and Payment of Foreign Exchange Provisions promulgated in 1996, or the FX Regulations. “Current account” items include international commercial transactions, which occur on a regular basis, such as those relating to trade and provision of services. Distributions to joint venture parties also are considered a “current account transaction”. Other non-current account items, known as “capital account” items, remain subject to State Administration of Foreign Exchange, or SAFE, approval. The Company can obtain foreign currency in exchange for Renminbi from swap centers authorized by the PRC government. In addition, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without SAFE approval, by complying with certain procedural requirements. The Company does not anticipate problems in obtaining foreign currency to satisfy its requirements, but there is no assurance that future foreign currency shortages or changes in currency exchange laws and regulations by the PRC government will not restrict the Company from exchanging Renminbi in a timely manner. Since a significant amount of our future revenue will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit the ability of our operations to fund our business activities outside China that are denominated in foreign currencies.

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

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and the Renminbi and between those currencies and other currencies in which our sales may be denominated. Because substantially all of our earnings and cash assets are denominated in Renminbi and the net proceeds from our sales of equity securities and debt financing are usually  denominated in U.S. dollars, fluctuations in the exchange rate between the U.S. dollar and the Renminbi will affect the relative purchasing power of these proceeds, our balance sheet and our earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue after the offering that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the Renminbi has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

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

As aforementioned, our current media operations are conducted by our directly owned subsidiaries, namely Yi Gao and Lianhe, and our PRC operating company, namely Bona, through contractual arrangements with shareholders of Bona. As part of these arrangements, the shareholders of Bona hold some of the assets that are important to the operation of our business. If any of these entities files for bankruptcy or their assets become subject to liens or rights of third-party creditors, we may be unable to continue some or all of our business activities, which could affect our business, financial condition and results of operations.

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

While there are no formal PRC laws or regulations that define or regulate out-of-home advertising, we believe that the relevant PRC government authorities are currently considering adopting new regulations governing out-of-home advertising. We cannot predict the timing of establishing such regulations or their impacts on our Company. Changes in laws and regulations or the enactment of new laws and regulations governing placement or content of out-of-home advertising, may affect our business prospects and results of operations. We cannot predict the ultimate cost for complying with these new requirements and how they would affect our ability to compete in the advertising industry in the PRC.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiary, namely Yi Gao, in China. Yi Gao is subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference, but have limited precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past 28 years has significantly enhanced the protections afforded to various forms of foreign investment in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. For instance, we may have to resort to administrative and court proceedings to enforce the legal protection that we are entitled to by law or contract. Any litigation in China may be protracted and result in substantial costs in terms of financial resources and management attention .Since PRC administrative and court authorities have significant discretion in interpreting statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative court proceedings and the law enforcement actions than it would be in more developed legal systems. Such uncertainties, including the inability to enforce our contracts, especially our contractual arrangements among Lianhe and Bona which are governed by the PRC law, could adversely affect our business and operation. We cannot predict the effect of future developments in the PRC legal system, particularly with regard to the industries in which we operate, imposed on our business.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

The PRC National Development and Reform Commission, or the NDRC, and SAFE promulgated regulations that require PRC residents and PRC corporate entities to register with and obtain approvals from relevant PRC government authorities in connection with their direct or indirect offshore investment activities. These regulations apply to our shareholders who are PRC residents and may apply to any offshore acquisitions that we make in the future.

In October 2005, SAFE issued a public notice, the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, or the SAFE Notice, which requires PRC residents to register with the local SAFE branch before using onshore assets or equity interests held by them to establish offshore special purpose companies, or SPVs, for the purpose of overseas equity financing. Under the SAFE Notice, such PRC residents must also file amendments to their registration in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations. Moreover, if the SPVs were established and owned onshore assets or equity interests before the implementation date of the SAFE Notice, a retroactive SAFE registration was required to have been completed before March 31, 2006. If any PRC resident stockholder of any SPV fails to make the required SAFE registration and amended registration, the PRC subsidiaries of that SPV may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV. Failure to comply with the SAFE registration and amendment requirements described above could also result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

Because of uncertainty over how the SAFE Notice will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and repayment foreign currency-denominated borrowings, may be subject to compliance with the SAFE Notice by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by the SAFE Notice. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with the SAFE Notice, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Our subsidiaries and affiliated Chinese entities in China are subject to restrictions on paying dividends or making other payments to us, which may restrict our ability to satisfy our liquidity requirements.

Current PRC regulations only allow our subsidiaries to pay dividends to us out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our subsidiaries in China are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds until the reserve is equal to 50% of the entities paid capital. These reserves are not distributable as cash dividends. Further, if our subsidiaries and affiliated Chinese entities in China incur debt on their own behalf, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us, which may restrict our ability to satisfy our liquidity requirements.

We have not received any dividends or any other fees, including consulting fees, from our PRC subsidiaries or our affiliated Chinese entities in the past three years as all of our PRC operating companies, including our PRC subsidiaries and variable interest entities, are currently operating at an accumulated deficit and the regulations prevent us from receiving any dividends until they have retained earnings. As such, we can only receive funds from them through the repayment of intercompany loans by our PRC subsidiaries or charging them service fees through the provision of management services. If our PRC operating entities continue to operate at a net loss, we will need to raise funds through the issuance of equity and debt securities to satisfy future payment requirements, and there is no assurance that we will be successful in raising such funds.

Any future outbreak of severe acute respiratory syndrome or avian flu in China, or similar adverse public health developments, may severely disrupt our business and operations.

From December 2002 to June 2003, China and certain other countries experienced an outbreak of a new and highly contagious form of atypical pneumonia now known as severe acute respiratory syndrome, or SARS. On July 5, 2003, the World Health Organization declared that the SARS outbreak had been contained. However, following this declaration, a number of isolated new cases of SARS have been reported, mostly recently in central China in April 2004. During May and June of 2003, many businesses in China were closed by the PRC government to prevent transmission of SARS. In addition, during 2005 and 2006 China reported cases of humans becoming infected with a strain of avian influenza or bird flu known as H5N1, which is often fatal to humans. This disease, which is spread through poultry populations, is also capable of being transmitted to humans and is often fatal. A new outbreak of SARS or an outbreak of avian flu may reduce the level of economic activity in affected areas and deter people from congregating in public places, which may lead to a reduction in our advertising revenue as our clients may cancel existing contracts or defer future advertising expenditures. In addition, health or other government authorities may require temporary closure of our offices, or the offices, where we provide our advertising services. All these will severely disrupt our business operations and have a material adverse effect on our financial condition and results of operations.

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

The media and advertising industry is particularly sensitive to changes in general economic conditions and advertising trends. A deterioration of economic conditions would usually lead to a decrease in demand for advertising, Advertisers may reduce the money they spend on purchasing advertising airtime for a number of reasons, including but not limited to the followings:

•	a general decline in economic conditions;

•	a decline in economic conditions in the particular cities where we conduct business;

•	a decision to shift advertising expenditures to other available advertising media; and

•	a decline in advertising expenditure in general.

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

We have to compete with other advertising companies in the out-of-home advertising market. We compete for advertising clients primarily in terms of network size and coverage, locations of our advertising panels and billboards, pricing, and range of services that we can offer. We also face competition from advertisers in other forms of media such as out-of-home television advertising network in commercial buildings, hotels, restaurants, supermarkets and convenience chain stores. We expect that the competition will be more severe in the near future. The relatively low fixed costs and the practice of non-exclusive arrangement with advertising clients would provide a very low barrier for new entrants in this market segment. Moreover, international advertising media companies have been allowed to operate in China since 2005, exposing us to even greater competition.

It is becoming more difficult to increase the number of desirable installations in major cities because many of the locations have already been occupied by our competitors and limitation on certain locations from municipal zoning and planning policies. In other cities we project that additional locations would not generate sufficient economic return to the Company in the short term, though we anticipate the economic return would increase with the pace of economic development of these cities. If we are unable to increase the placement of our out-of-home advertising market, we may be unable to expand our client base to sell advertising time slots on our network or increase the rates we charge for time slots. As a consequence of this, our operating margins and profitability may be reduced, and may result in a loss of market share. Since we are a new entrant to this market segment, we have less competitive advantages than the existing competitors in terms of experience, expertise, and marketing force. The Company is tackling these problems by actively exploring and acquiring prominent and well-established advertising company. We cannot assure that we will be able to compete against new or existing competitors to generate satisfactory profit.

If the Company is unable to secure additional desirable locations for our media network, we may be unable to charge our advertisers rates sufficient for us to generate profits.

If we cannot enter into further agreements for advertising panels in other major cities in China, we may be unable to grow our revenue base and generate higher levels of revenue.

We need to continue geographic expansion of our media network market by entering into business cooperation agreements with local advertising companies to operate and manage advertising panels in China. We are currently searching for more opportunities but many of the most desirable locations in the major cities have been occupied by our competitors. If we are unable to enter into new agreements at economically advantageous terms, it may increase our costs of sales and increase the difficulty of convincing our advertisers to purchase advertising time so that we may generate profits.

If we are unable to attract advertisers to advertise on our networks, we will be unable to grow our revenue base to generate revenues.

We charge our advertisers based on the time that is used on our advertising panels. The desire of advertisers to advertise on our out-of-home media networks depends on the size and coverage of our networks, the desirability of the locations of the advertising panels, our brand name and our rates. If our network fails to meet the needs of our advertisers, we may be unable to attract them to purchase our advertising time to generate revenues.

We generally do not have exclusive or long-term agreements with our advertising clients and we may lose their business if they are not satisfied with our services or for other reasons.

We generally do not have exclusive or long-term agreements with our advertising clients. A majority of our agreements with our advertising clients have a term of less than a year. As a result, we must rely on our high quality of service, industry reputation, our network size and coverage and favorable pricing to attract and retain advertising clients. There is no assurance, however, that we will be able to maintain our relationships with current and/or future clients. Our advertising clients may elect to terminate their relationships with us at any time if they are dissatisfied with our services. We have lost client accounts in the past and may lose client accounts in the future. If a substantial number of our advertising clients choose not to continue to purchase advertising time from us, we would be unable to generate sufficient revenues and cash flows to operate our business, and our results of operations and financial condition would be materially and adversely affected.

If the public does not accept our out-of-home advertising media, we will be unable to generate revenue.

The out-of-home advertising network that we are developing is a rather new concept in China. It is too early to conclude whether the public will accept this advertising medium. If the public is receptive toward our new media network, our advertisers will continue to purchase the advertising air-time from us. However, in case the public finds any element such as the audio or video features in our media network to be disruptive or intrusive, advertisers may withdraw their requests for purchasing time slots from us and to advertise on other networks. Such uncertainty could adversely affect our revenue.

We are subject to government regulations in installing our out-of-home advertising panels.

The placement and installation of out-of-home advertising panels are subject to municipal zoning requirements and governmental approvals. We are required to obtain approvals for construction permits from the relevant supervisory departments of the PRC government for each installation of out-of-home advertising panels. We cannot assure you that we can obtain all the relevant government approvals for all of our installations in China. If such approvals are delayed or are not granted, we will be unable to install out-of-home advertising panels on schedule, if at all, and we may incur additional installation costs or loss of advertising revenue.

If we are unable to adapt to changing advertising trends and the technological needs of advertisers and consumers, we will not be able to compete effectively and will be unable to increase or maintain our revenues, which may affect our business prospects and revenues.

The market for out-of-home advertising requires us to research new advertising trends and the technology needs of advertisers and consumers, which may require us to develop new features and enhancements for our advertising network. The majority of our displays currently use medium-size roadside LED video panels and medium-size roller sheets. We are currently researching ways that we may be able to utilize other technology. Development and acquisition costs may be incurred to keep pace with new technologies and we may not have the financial resources necessary to fund and implement future technological innovations or to replace obsolete technology. Furthermore, we may fail to respond to these changing technology needs. If we cannot succeed in developing and introducing new features on a timely and cost-effective basis, advertiser demand for our advertising networks may decrease and we may not be able to compete effectively or attract advertising clients, which would have an effect on our business prospects and revenues.

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

As an out-of-home advertiser, we are obligated under PRC laws, rules and regulations to monitor the advertising content for compliance with applicable laws. Although the advertisements shown on our panels have previously been shown, we are required to separately and independently review and verify these advertisements for content compliance before displaying these advertisements. In addition, for advertising content related to special types of products and services, such as alcohol, cosmetics, pharmaceuticals and medical procedures, we are required to confirm that the advertisers have obtained requisite government approvals including the advertisers’ operating qualifications, proof of quality inspection of the advertised products, government pre-approval of the contents of the advertisement and filing with the local authorities. We endeavor to comply with such requirements, including by requesting relevant documents from the advertisers. Further, out-of-home advertisements must be registered with the local branch of SAIC before dissemination.  Advertising distributors are required to submit a registration application form and the content of the advertisement to the local SAIC and receive an advertising registration certificate from the local SAIC. Our reputation will be tarnished and our results of operations may be adversely affected if advertisements shown on our digital out-of-home advertising network are provided to us by our advertising clients in violation of relevant PRC content laws and regulations, or if the supporting documentation and government approvals provided to us by our advertising clients in connection with such advertising content are not complete, or if the advertisements are not content compliant.

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

In addition, if the security of our content management system was breached and unauthorized images, text or audio sounds are displayed on our advertising network which viewers or the PRC government find to be offensive, we may be subject to civil liability or government censure despite our efforts to ensure the security of our content management system. Any such event may also damage our reputation. If our advertising viewers do not believe our content is reliable or accurate, our business model may become less appealing to viewers in China and our advertising clients may be less willing to place advertisements on our advertising network.

We may be subject to intellectual property infringement claims, which may force us to incur substantial legal expenses and could potentially result in judgments against us, which may materially disrupt our business.

We cannot be certain that our advertising content or other aspects of our business do not or will not infringe upon patents, copyrights or other intellectual property rights held by third parties. Although we are not aware of any such claims, we may become subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternatives. In addition, we may incur substantial expenses in defending against these third party infringement claims, regardless of their merit. Successful infringement or licensing claims against us may result in substantial monetary liabilities, which may materially and adversely disrupt our business.

We may become a defendant in litigation brought against our clients or our local operating partners by third parties, governmental or regulatory authorities, consumers or competitors, which could result in judgments against us and materially disrupt our business.

From time to time, we may become a defendant in litigation brought against our clients or our local operating partners by third parties, governmental or regulatory authorities, consumers or competitors. These actions could involve claims alleging, among other things, that:

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

RISKS RELATED TO OUR COMMON STOCK

Although publicly traded, the trading market in our common stock has been substantially less liquid than the average trading market for a stock quoted on the OTCQB and OTCBB and this low trading volume may adversely affect the price of our common stock.

On February 23, 2011, our common stock along with the securities of over 600 other issuers was removed from the Over-the-Counter Bulletin Board automated or OTCBB quotation system due to the quotation inactivity by the market makers of the respective issuers affected under Exchange Act Rule 15c2-11. The removal of our common stock from the OTCBB was not due to the failure of the Company to meet quality standards or any delinquencies in reporting. Our common stock continues to be quoted on the OTCQB, which is part of the OTC Market Group's quotation system, under the symbol “NWCN”. The trading market in our common stock has been substantially less liquid than the average trading market for companies quoted on the OTCQB or OTCBB. Reported average daily trading volume in our common stock for the year ended December 31, 2010, was approximately 15,916 shares. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock at a price that is attractive to you.

The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when you want to sell your holdings.

The market price of our common stock is volatile, and this volatility may continue. For instance, between January 1, 2010 and December 31, 2010, the closing bid price of our common stock, as reported on the markets on which our securities have traded, ranged between $0.10 and $0.002. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

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

Conversion of the Convertible Notes and/or exercise of Keywin Option will dilute the ownership interest of our existing stockholders.

The conversion of some or all of our outstanding 1% Convertible Promissory Notes Due 2012, which is convertible at any time into shares of our common stock at an initial conversion price of $0.02326 per share, subject to customary anti-dilution adjustments, and the exercise of Keywin Option, pursuant to which Keywin Investment Holdings Limited is able to purchase an aggregate of 122,814,185 shares of our common stock for an aggregate purchase price of $2 million by June 30, 2011, will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion and exercise could adversely affect prevailing market prices of our common stock.

We may be subject to penny stock regulations and restrictions which may limit a stockholder’s ability to buy and sell our stock on the secondary market.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of March 15, 2011, the closing bid and asked price for our common stock was $0.099 per share, which designates it as a “penny stock”. As a “penny stock”, our common stock may become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

Our annual or special meeting of stockholders may be taken by written consent without a meeting.

According to the Company’s Bye-law, any action required by the Delaware General Corporation law to be taken at any annual or special meeting of stockholders of a corporation, or any action which may be taken at any annual or special meeting of such stockholders, maybe taken without a meeting, without prior notice, and without a vote, if a consent or consents in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. As such, not every one of our stockholders could vote on matters submitted to the stockholders for approval unless annual or special meetings were hold.

A significant percentage of our outstanding common stock is beneficially owned or controlled by Dr. Earnest Leung, our Chief Executive officer and Mr. Godfrey Hui, our Deputy Chief Executive Officer, and as a result, they may have significantly greater influence on our corporate actions by nature of the size of their stockholdings relative to our public stockholders.

Keywin Holdings Limited of which Dr. Earnest Leung, our Chief Executive Officer is the director, beneficially owns approximately 28.6% of our outstanding common stock. Accordingly, Dr. Earnest Leung has voting control over those common stocks held by Keywin Holdings Limited. Excluding the Keywin Holdings Limited shares, Dr. Earnest Leung, our Chief Executive Officer and Mr. Godfrey Hui, our Deputy Chief Executive Officer beneficially own 7.4% and 15.5% of our outstanding ordinary shares, respectively. As such, they collectively own and/or control an aggregate of approximately 51.5% of our outstanding common stock. Consequently, if they act individually or together, may exert a significant degree of influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. Without their consent, we could be prevented from entering into transactions or conducting business that could be beneficial to us. Accordingly, their control of the Company could hinder any change in control of our business, particularly where such change of control would benefit stockholders other than them. It would be difficult for us to change our corporate structure if any disputes arise between us and them or if they fail to carry out their contractual and fiduciary obligations to us. Thus, their interests as an officer and employee may differ from their interests as a shareholder or from the interests of our other stockholders, including you.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We occupy 871 square feet of executive office space at Suite 3908, Shell Tower, Times Square, 1 Matheson Street, Causeway Bay, Hong Kong, for $10,000 per month (including office facilities), pursuant to an agreement commencing March 10, 2011 to September 30, 2011 between the Company’s wholly owned subsidiary NCN Group Management and our related company, China Boon Holdings Limited (formerly known as Vision Tech International Holdings Limited).

We also maintain office space in Shanghai for certain of our PRC operating companies. Our Shanghai office currently occupies 404.95 square meters of space at Room 2102, No. 580 Nanjing West Road, Jingan District, Shanghai, China, for $7,423 per month, pursuant to a 2 year lease agreement commencing January 1, 2011 to December 31, 2012 between the Company’s subsidiary, Yi Gao and Shanghai Nanzheng Company Limited.

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

On March 20, 2008, our wholly-owned subsidiary, NCN Huamin, entered into a rental agreement with Beijing Chengtian Zhihong TV & Film Production Co., Ltd., or Chengtian, pursuant to which a certain office premises located in Beijing was leased from Chengtian to NCN Huamin for a term of three years, commencing April 1, 2008. On December 30, 2008, NCN Huamin issued a notice to Chengtian to terminate the rental agreement effective on December 31, 2008 due to the fact that Chengtian had breached several provisions of the rental agreement and refused to take any remedial actions. On January 14, 2009, NCN Huamin received a notice from Beijing Arbitration Commission that Chengtian, as plaintiff, had initiated a lawsuit against NCN Huamin seeking an aggregate of RMB3,475,482 (equivalent to approximately US$505,000 at the then-prevailing exchange rate) for unpaid rental-related expenses, plus accrued interest, as well as compensation for unilateral termination of the rental contract. On February 25, 2009, NCN Huamin counter-claimed for breach of rental contract against Chengtian, seeking an aggregate of RMB1,069,094 (equivalent to approximately US$155,000 at the then-prevailing exchange rate) from Chengtian for overpayment of rental expenses and compensation for Chengtian’s breach of contract. In July 2009, the Beijing Arbitration Commission made a judgment that Huamin is liable to pay Chengtian of RMB1,930,243 (equivalent to approximately US$280,000 at the then-prevailing exchange rate).

In October, 2009, NCN Huamin appealed to Beijing Second Intermediate People's Court against the arbitration decision. On January 6, 2010, Beijing Second Intermediate People’s Court made a final judgment to rescind the original judgment made by the Beijing Arbitration Commission.

In June, 2010, NCN Huamin received a notice from Beijing Chaoyang People’s Court dated May 24, 2010 that Chengtain, as plaintiff, had initiated a lawsuit against NCN Huamin again, seeking an aggregate of RMB3,537,880 (equivalent to approximately US$520,000 at the then-prevailing exchange rate) for unpaid rental-related expenses, plus fines and penalties for delayed payment as well as compensation for unilateral termination of the rental contract. On December 1, 2010, the Beijing Chaoyang People’s Court made a judgment that Chengtian is liable to refund the rental deposit back to NCN Huamin of RMB1,455,197 (equivalent to approximately US$219,000 at the then-prevailing exchange rate).and NCN Huamin is liable to pay Chengtian for the unpaid rent and rental-related expenses of RMB641,651 (equivalent to approximately US$97,000 at the then-prevailing exchange rate), as a result, Chengtian is liable to refund a net balance of RMB813,546 (equivalent to approximately US$122,000 at the then-prevailing exchange rate) back to NCN Huamin.

On December 12, 2010, Chengtian appealed to Beijing Second Intermediate People's Court against the Chaoyang People’s Court’s decision. At present, the outcome of this lawsuit cannot be reasonably predicted. In light of our current liquidity position, we believe that the outcome of this litigation may have a material impact on our cash flow.

Other than as described above, we are not aware of any material, active or pending legal proceedings against the Company or its subsidiaries or variable interest entities, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no material proceedings to which any of our directors, officers or affiliates of the Company, any owner of record or beneficiary of more than 5% of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries and variable interest entities or has a material interest adverse to the Company or any of its subsidiaries and variable interest entities.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

Since August 1, 2006, our common stock has been quoted on the Over-the-Counter Bulletin Board, or OTCBB, maintained by the Financial Industry Regulatory Authority, under the symbol “NWCN”. Prior to that date, our common stock had been quoted on the OTCBB under the symbol “TTVL”.

On February 23, 2011, our common stock along with the securities of over 600 other issuers was removed from the OTCBB automated quotation system due to the quotation inactivity by the market makers of the respective issuers affected under Exchange Act Rule 15c2-11. The removal of our common stock from the OTCBB was not due to the failure of the Company to meet quality standards or any delinquencies in reporting. Our stock continues to be quoted on the OTCQB, which is part of the OTC Market Group's quotation system, under its prior symbol “NWCN”. On March 15, 2011, the last reported sales price of our common stock on the OTCQB was $0.099 per share. The CUSIP number is 64125G100.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Prices (1)
	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2010:
Fourth Quarter	$0.02	$0.00
Third Quarter	$0.03	$0.02
Second Quarter	$0.08	$0.03
First Quarter	$0.10	$0.02
FISCAL YEAR ENDED DECEMBER 31, 2009:
Fourth Quarter	$0.12	$0.05
Third Quarter	$0.12	$0.03
Second Quarter	$0.12	$0.03
First Quarter	$0.15	$0.03

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.bloomberg.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 15, 2011, the Company had approximately 140 stockholders of record and 422,522,071 shares of common stock were issued and outstanding. Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Holladay Stock Transfer, Inc. is the registrar and transfer agent for our common stock. Their address is 2939 North 67th Place, Suite C, Scottsdale, Arizona 85251, USA and their telephone number and facsimile are +1 (480) 481-3940 and +1 (480) 481-3941, respectively.

Dividend Policy

The Company has not declared any dividends since incorporation and does not anticipate doing so in the foreseeable future. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business.

Our subsidiaries in the PRC may pay dividends to us through our Hong Kong subsidiaries, Cityhorizon Hong Kong and Linkrich Enterprise. Current PRC regulations only allow our subsidiaries to pay dividends to us out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. Also in accordance with its articles of association, each of our subsidiaries in the PRC is required to allocate to its enterprise development reserve at least 10% of its respective after-tax profits determined in accordance with the PRC accounting standards and regulations. Each of our subsidiaries in the PRC may stop allocations to its general reserve if such reserve has reached 50% of its registered capital. Allocations to the reserve can only be used for making up losses and other specified purposes and may not be paid to us in forms of loans, advances, or cash dividends. Dividends paid by our PRC subsidiaries to Cityhorizon Hong Kong and Linkrich Enterprise, our Hong Kong subsidiaries, will not be subject to Hong Kong capital gains or other income tax under current Hong Kong laws and regulations because they will not be deemed to be assessable income derived from or arising in Hong Kong.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, “Securities Authorized for Issuance Under Equity Compensation Plans”.

Recent Sales of Unregistered Securities

During the past three years, we did not offer or sell any unregistered securities that were not previously disclosed in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fourth quarter of our fiscal year ended December 31, 2010.

ITEM 6.            SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to Financial Statements.

Consolidated Statements of Operations Data

	Years ended December 31
	2010	2009	2008	2007(1)	2006
Revenues	$2,207,479	$1,266,927	$4,622,270	$1,442,552	$-
Cost of revenues	(1,503,898)	(2,067,881)	(17,374,713)	(2,795,188)	-
Operating expenses	(2,778,004)	(5,423,074)	(40,099,318)	(12,088,954)	(4,892,856)
Other income	49,681	36,572	91,348	23,414	35,569
Interest and other debt-related expenses	(578,642)	(31,195,905)	(7,082,378)	(329,194)	(358)
Net loss from continuing operations	(2,603,384)	(37,383,361)	(59,842,791)	(13,755,038)	(4,889,277)
Net income (loss) from discontinued operations	-	-	45,041	(953,629)	395,923
Net loss attributable to NCN common stockholders	(2,603,384)	(37,359,188)	(59,484,833)	(14,646,619)	(4,468,706)
Net loss per share from continuing operations attributable to NCN common stockholders – basic and diluted	$(0.01)	$(0.12)	$(0.83)	$(0.20)	$(0.10)

Consolidated Balance Sheets Data

	Years ended December 31
	2010	2009	2008	2007(1)	2006
Cash	$170,621	$1,969,549	$7,717,131	$2,233,528	$2,898,523
Prepayments for advertising operating rights, net	209,186	348,239	418,112	13,636,178	-
Total assets	1,974,613	4,655,442	13,072,666	27,107,343	10,527,134
Convertible promissory notes	4,304,311	3,854,934	30,848,024	12,626,292	-
Total liabilities	5,499,149	6,146,648	36,428,883	16,120,533	1,011,780
Stockholders’ (deficit) equity	$(3,524,536)	$(1,491,206)	$(23,356,217)	$10,638,936	$9,425,252

(1)   Restated to correct the accounting errors arising from our misapplication of accounting policies to the discount associated with the beneficial conversion feature attributed to the issuance of the 3% convertible promissory notes in 2007 and 2008. For more details, please refer to the notes in our financial statements in the Amendment No. 2 to Form 10-KSB/A for the year ended December 31, 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this Report. In addition to historical information, the following discussion contains certain forward-looking information. See “Forward Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP. References in this Report to a particular “fiscal” year are to our fiscal year ended on December 31.

Overview

Our mission is to become a nationwide leader in providing out-of-home advertising in China, primarily serving the needs of branded corporate customers. We seek to acquire rights to install and operate roadside advertising panels and mega-size advertising panels in the major cities in China. In most cases, we are responsible for installing advertising panels, although in some cases, advertising panels might have already been installed, and we will be responsible for operating and maintaining the panels. Once the advertising panels are put into operation, we sell advertising airtime to our customers directly. Since late 2006, we have been operating a growing advertising network of roadside LED digital video panels, mega-size LED digital video billboards and light boxes in major Chinese cities. Light Emitting Diode, or LED, technology has evolved to become a new and popular form of advertising in China, capable of delivering crisp, super-bright images both indoors and outdoors.

Total advertising revenues were $2,207,479, $1,266,927 and $4,622,270 for the years ended December 31, 2010, 2009 and 2008 respectively. Our net loss attributable to NCN common stockholders was $2,603,384, $37,359,188 and $59,484,833 for the years ended December 31, 2010, 2009 and 2008 respectively. Although the global economy has experienced steady recovery since mid-2009, our results of operations were still negatively affected by a variety of factors, which led to less than expected revenues and cash inflows during the fiscal year 2010, including the following:

•	the rising costs to acquire advertising rights due to competition among bidders for those rights;
•	slower than expected consumer acceptance of the digital form of advertising media;
•	strong competition from other media companies; and
•	many customers continued to be cost-conscious in their advertising budget especially on our new digital form of media although there were signs of recovery in China in late 2009.

To address these unfavorable market conditions we undertook drastic cost-cutting measures in the latter half of 2008 including reductions in our workforce, office rentals, selling and marketing related expenses and other general and administrative expenses. We also re-assessed the commercial viability of each of our concession rights contracts and determined that many of our concession rights are no longer commercially viable due to high annual fees; these commercially non-viable concession right contracts were terminated. Management has also successfully negotiated some reductions in advertising operating rights fees under existing contracts. Currently, we only have one concession right contract, pursuant to which we operate 52 roadside advertising panels along Nanjing Road in Shanghai, China. We have also restructured our sales team to strengthen our ability to generate revenues. The outcome of all these measures has been reflected in our financial results.

To strengthen our ability to generate revenues from advertising sales which depends largely upon our ability to provide large networks of advertising locations throughout major areas in China, we started our advertising agency business in 2009. We seek to acquire advertising airtime from third party vendors in major cities in China and to sell such advertising airtime to our customers. As an advertising agent, we are not responsible for acquiring advertising operating rights, installing, operating or maintaining advertising panels. Advertising airtime from third party vendors would only be purchased when we have already secured sales contracts with our customers. We expect that this advertising agency business will enable us to generate revenue without having capital commitment and hence could enhance our capital position and liquidity. However, our advertising agency business currently does not have a material impact on our capital position and liquidity as we have only secured limited advertising sales contracts.

We also completed a debt restructuring in April 2009 which has directly lessened our cash constraints. For details, please refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources - Restructuring of Convertible Debt” below. In the same year, the Company restructured its board composition and appointed Dr. Earnest Leung, as our Chief Executive Officer, in a bid to expand the Company and improve its financial performance.

In order to increase our operational efficiency and effectiveness, in early 2010, we began to restructure our organization by consolidating our PRC operations into one directly owned PRC entity, Yi Gao, in which we held a 70% equity interest at the time, with the remaining 30% interest controlled through a trust arrangement with Quo Advertising. For details, please refer to Item 1 – Business, “History - Corporate Restructuring” above. Management is currently identifying and studying the feasibility of several potential new projects, though we have not committed to any of them at this time.

Results of Operations

Results of operations for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Revenues. Our revenues consist primarily of income from out-of-home advertising panels. We recognize revenue in the period when advertisements are displayed. Revenues for the year ended December 31, 2010 were $2,207,479, as compared to $1,266,927 for the year ended December 31, 2009, an increase of 74%. Revenues from advertising agency business for the year ended December 31, 2010 were $381,514 as compared to $337,210 for the year ended December 31, 2009, an increase of 13%. The overall increase was mainly attributed to the increase in the advertising sales orders as a result of the economic recovery in China.

Cost of Revenues. Cost of revenues primarily consists of fees to obtain rights to operate advertising panels, advertising agency service fees, media display equipment depreciation expenses and other miscellaneous expenses. Cost of revenues for the year ended December 31, 2010 were $1,503,898, a decrease of 27% compared to $2,067,881 for the year ended December 31, 2009. The significant decrease was mainly attributable to the decrease in the advertising operating rights fee expensed. The advertising operating rights fee expensed for the year ended December 31, 2010 was $1,115,593, a decrease of 25% compared to $1,493,664 for the year ended December 31, 2009. The decrease in the amortization of advertising operating rights fees resulted from the termination of commercially non-viable concession right contracts during 2009 and 2010 as well as the renegotiation of certain concession advertising operating rights fees to lower prices. The cost of advertising agency business for the year ended December 31, 2010 was $315,924 an increase of 19%, compared to $266,057 for the corresponding prior year period due to increase in the revenues from advertising agency business while the gross profit margin of the advertising agency business has decreased from 21% for the year ended December 31, 2009 to 17% for the year ended December 31, 2010 as a result of keen competition in advertising agency business which deteriorated its gross profit margin.

Gross Profit (Loss). Our gross profit for the year ended December 31, 2010 was $703,581 compared to gross loss of $800,954 for the same period in 2009. The increase in gross profit was primarily driven by (1) an increase in our revenues mainly attributed to the increase in the advertising sales orders as a result of the economic recovery in China; 2) a significant decrease in our cost of revenues resulted from the termination of commercially non-viable concession right contracts during 2009 and 2010 as well as the renegotiation of certain concession advertising operating rights fees to lower prices.

Selling and Marketing Expenses. Selling and marketing expenses primarily consists of advertising and other marketing related expenses, compensation and related expenses for personnel engaged in sales and sales support functions. Selling and marketing expenses decreased by 29%, from $630,730 for the year ended December 31, 2009, to $449,320 for the year ended December 31, 2010, primarily due to a the restructuring of our sales team by consolidating our sales teams from different locations so as to enhance our operational effectiveness and efficiency.

General and Administrative Expenses. General and administrative expenses primarily consists of compensation related expenses (including salaries paid to executive and employees, stock-based compensation expense for stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718, employee bonuses and other staff welfare and benefits, rental expenses, amortization expenses of intangible rights, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses. General and administrative expenses for the year ended December 31, 2010 decrease by 39% to $2,756,180, compared to $4,532,628 for the year ended December 31, 2009. The decrease in general and administrative expenses was mainly due to the factors including (1) reduction of the Company’s workforce, rental, amortization of intangible rights and other general and administrative expenses; and (2) reversal of overprovision of legal expenses and other expenses provided in previous years amounting to $271,204 during the year ended December 31, 2010 offset by an increase in the loss on disposal of equipment amounting to $451,900, from $127,441 for the year ended December 31, 2009 to $579,341 for the year ended December 31, 2010.

Gain from Write-off of Long-aged Payables. Gain from write-off of long-aged payables was $438,917 for the year ended December 31, 2010 compared to $nil for the year ended December 31, 2009.  We believed the obligation for future settlement for such long-aged payables is remote and therefore write-off them in fiscal 2010.

Net Write-back of (Allowance for) Doubtful Debts. Net write-back of allowance for doubtful debts was $542,771 for the year ended December 31, 2009 compared to allowance for doubtful debts of $11,421 for the year ended December 31, 2010. The write-back of allowance of doubtful debts in 2009 includes certain doubtful debts were subsequently collected in 2009. The allowance for doubtful debts for the year ended December 31, 2010 includes an allowance for doubtful debt for accounts receivable and prepaid expenses and other current assets amounting to $8,546 and $ 2,875, respectively.

Non-cash Impairment Charges. Non-cash impairment charges decreased to $nil for the year ended December 31, 2010, as compared to $802,487 for the year ended December 31, 2009. For the year ended December 31, 2009, a non-cash impairment loss of $454,904 and $347,583 were recorded for media display equipment and intangible assets, respectively.

Interest and Other Debt-Related Expenses. Interest and other debt-related expenses for the year ended December 31, 2010 decreased to $578,642, or by 98%, compared to $31,195,905 for the year ended December 31, 2009. The significant decrease was primarily due to the debt restructuring completed in April 2009, from which the Company recorded a one-time non-cash debt conversion charge, a one-time loss on early extinguishment of debt and a one-time write-off on unamortized deferred charges and debt discount of $10,204,627, $1,696,684 and $16,935,828, respectively, during the year ended December 31, 2009.

Income Taxes. The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded for the year ended December 31, 2010 and 2009 as the Company and all of its subsidiaries and variable interest entities operated at a taxable loss in fiscal 2010 and 2009.

Net Loss from Continuing Operations. The Company incurred a net loss from continuing operations of $2,603,384 for the year ended December 31, 2009, a decrease of 93% compared to a net loss of $37,383,361 for the year ended December 31, 2009. Generally, the decrease in the loss from continuing operations was due to the net effect of: 1) increase in revenues; 2) decrease in the cost of advertising services, selling and marketing expense, general and administrative expenses as a result of our cost cutting measures; 3) decrease in non-cash impairment charges by $802,487; 4) decrease in interest and other debt-related expenses arisen from one-time effect of debt restructuring, amounted to $28,837,139 in 2009, offset by the write-back of allowance for doubtful debt amounting to $542,771 in 2009.

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

Cost of Revenues. Cost of revenues for the year ended December 31, 2009 were $2,067,881, a decrease of 88% compared to $17,374,713 for the year ended December 31, 2008. The significant decrease was mainly attributable to the decrease in the advertising operating rights fee expensed. The advertising operating rights fee expensed for the year ended December 31, 2009 was $1,493,664, a decrease of 91% compared to $15,900,456 for the year ended December 31, 2008. The decrease in the amortization of advertising operating rights fees resulted from the termination of commercially non-viable concession right contracts in late 2008 and early 2009 as well as the renegotiation of certain concession advertising operating rights fees to lower prices.

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

Non-cash Impairment Charges. Non-cash impairment charges decreased by 96% to $802,487 for the year ended December 31, 2009, as compared to $18,109,200 for the year ended December 31, 2008. As the Company recorded a continuous net loss, ongoing impairment review was performed. For the year ended December 31, 2009, a non-cash impairment charges of $454,904 and $347,583 were recorded for media display equipment and intangible assets respectively. For the year ended December 31, 2008, a non-cash impairment loss of $7,979,808, $2,977,915 and $7,151,477 was recorded for prepayments for advertising operating rights, media display equipment and intangible assets, respectively.

Interest and Other Debt-Related Expenses. Interest and other debt-related expenses for the year ended December 31, 2009 increased to $31,195,905, or by 340%, compared to $7,082,378 for the year ended December 31, 2008. The significant increase was primarily due to the debt restructuring completed in April 2009, from which the Company recorded a one-time non-cash debt conversion charges, a one-time loss on early extinguishment of debt and a one-time write-off on unamortized deferred changes and debt discount of $10,204,627, $1,696,684 and $16,935,828, respectively, during the year ended December 31, 2009.

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

Results of Discontinued Operations

In Fiscal 2010

No material disposal transaction happened.

In Fiscal 2009

No material disposal transaction happened.

In Fiscal 2008

The Company disposed of its entire travel network business during the year ended December 31, 2008, pursuant to stock purchase agreements with various purchasers as follows:

•
On September 1, 2008, the Company completed the sale of all its interests in NCN Management Services to an independent third party for a consideration of HK$1,350,000, or approximately $173,000, in cash. The acquirer acquired NCN Management Services along with its subsidiaries, which include 100% interest in NCN Hotels Investment Limited, 100% interest in NCN Pacific Hotels Limited and a 55% control (through trust) in Tianma. The Company reported a gain on the sale, net of income taxes of $61,570.

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

Summary Operating Results of the Discontinued Operations

Summary operating results for the discontinued operations for the years ended 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Revenues	$-	$-	$24,528,096
Cost of revenues	-	-	(24,172,537)
Gross profit	-	-	355,559
Operating expenses	-	-	(477,481)
Other income	-	-	98,838
Interest income	-	-	2,040
Net loss from discontinued operations, net of income taxes	-	-	(21,044)
Gain from disposal of discontinued operations	-	-	66,085
Net income (loss) from discontinued operations	$-	$-	$45,041

Liquidity and Capital Resources

Cash Flows

As of December 31, 2010, current assets were $1,287,300, current liabilities were $1,194,838 and we had net working capital of $92,462. Cash as of December 31, 2010 was $170,621 compared to $1,969,549 as of December 31, 2009, a decrease of $1,798,928. The decrease was mainly attributable to the cash used in operating activities.

As of December 31, 2009, current assets were $3,073,760, current liabilities were $2,291,714 and we had net working capital of $782,046. Cash as of December 31, 2009 was $1,969,549 compared to $7,717,131 as of December 31, 2008, a decrease of $5,747,582. The decrease was mainly attributable to the cash used in operating activities.

Our existing cash and cash equivalents together with our liquid current assets are insufficient to fund our projected cash outflow in the coming twelve months. As such, we intend to rely on cash generated from our operations and Keywin’s exercise of its outstanding option to purchase US$2 million in shares of our common stock or the issuance of equity and debt securities in order to fund our operations.  However, there can be no assurance that we will be able to generate sufficient revenue, raise new funds or that Keywin will exercise its option before their expiration.

The following table sets forth a summary of our cash flows for the periods indicated:
	Years ended December 31,
	2010	2009	2008
Net cash used in operating activities	$(1,552,403)	$(5,428,273)	$(18,001,374)
Net cash used in investing activities	(268,209)	(54,364)	(6,689,257)
Net cash (used in) provided by financing activities	-	(250,000)	28,957,383
Effect of exchange rate changes on cash	21,684	(14,945)	1,216,851
Net (decrease) increase in cash and cash equivalents	(1,798,928)	(5,747,582)	5,483,603
Cash and cash equivalents at the beginning of year	1,969,549	7,717,131	2,233,528
Cash and cash equivalents at the end of year	$170,621	$1,969,549	$7,717,131

Operating Activities

Net cash used in operating activities for the year ended December 31, 2010 was $1,552,403, as compared with $5,428,273 for the year ended December 31, 2009, a decrease of $3,875,870. The decrease in net cash used in operating activities was mainly attributable to the decrease in net loss as a result of our drastic cost-cutting measures in fiscal 2010, decrease in the payment for advertising operating rights fees as a result of the termination of certain commercially non-viable concession right contracts in early 2010 and the one-time effect from paying expenses in the amount of $413,309 on behalf of a related company, China Boon Holdings Limited (formerly known as Vision Tech International Holdings Limited) during the year ended December 31, 2009.

Net cash used in operating activities for the year ended December 31, 2009 was $5,428,273 compared to $18,001,374 for the year ended December 31, 2008, a decrease of $12,573,101. The decrease in net cash used in operating activities was mainly attributable to our drastic cost-cutting measures and the decrease in the payment for advertising operating rights fees as a result of the termination of commercially non-viable concession right contracts in 2009, offset by the one-time effect that we paid the expenses in the amount of $413,309 on behalf of our related company, namely China Boon Holdings Limited during the year ended December 31, 2009. Please refer to Part III – Item 13. “Certain Relationships and Related Transactions and Director Independence” for details. As we could collect full payment from China Boon Holdings Limited in a few months, such payment didn’t have any significant impact to our liquidity and capital resources during 2009 and the early of 2010.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2010 was $268,209, compared with net cash used in investing activities of $54,364 for the year ended December 31, 2009, an increase of $213,845. The increase was mainly attributable to our investment in equity securities during 2010.

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

Financing Activities

Net cash used in financing activities was $nil for the in fiscal 2010, compared with $250,000 for the corresponding prior year period. For fiscal 2009, the cash used in financing activities consisted primarily of issuance costs related to the 1% Convertible Promissory Notes issued in April 2009.

Net cash used in financing activities was $250,000 in fiscal 2009 compared to net cash provided by financing activities of $28,957,383 in fiscal 2008. For fiscal 2009, the cash used in financing activities consisted primarily of issuance costs related to 1% convertible promissory notes. For fiscal 2008, the cash provided by financing activities primarily consisted of the issuance of $35,000,000 in 3% convertible promissory notes, offset by $5,000,000 paid to redeem the outstanding 12% convertible promissory note due May 2008.

Restructuring of Convertible Debt

On November 19, 2007, we entered into a Note and Warrant Purchase Agreement, as amended (the “Purchase Agreement”) with Quo Advertising and affiliated investment funds of Och-Ziff Capital Management Group (the “Investors”) pursuant to which we agreed to issue in three tranches, 3% Senior Secured Convertible Promissory Notes due June 30, 2011, in the aggregate principal amount of up to $50,000,000 (the “3% Convertible Promissory Notes”) and warrants to acquire an aggregate amount of 34,285,715 shares of our Common Stock (the “Warrants”). On November 19, 2007, we issued 3% Convertible Promissory Notes in the aggregate principal amount of $6,000,000, Warrants to purchase shares of our common stock at $2.50 per share and Warrants to purchase shares of our common stock at $3.50 per share. On November 28, 2007, we issued 3% Convertible Promissory Notes in the aggregate principal amount of $9,000,000, Warrants to purchase shares of our common stock at $2.50 per share and Warrants to purchase shares of our common stock at $3.50 per share.

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

Notes Exchange and Option Agreement

On April 2, 2009, we also entered into a Note Exchange and Option Agreement, or the Note Exchange and Option Agreement, with Keywin Holdings Limited, a transferee of the Investors, Keywin, pursuant to which we agreed to exchange the remaining Amended and Restated Notes in the principal amount of $45 million (including all accrued and unpaid interest thereon) for (i) 307,035,463 shares of our common stock, or the Keywin Shares, and (ii) an option to purchase an aggregate of 122,814,185 shares of our common stock for an aggregate purchase price of $2,000,000, originally exercisable for a three-month period commencing on April 2, 2009, or the Keywin Option. Pursuant to amendments, between the Company and Keywin, we agreed to extend the exercise period for the Keywin Option to a twenty-seven-month period ending June 30, 2011.

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

Advertising Operating Rights Fee

Advertising operating rights fee is the major cost of our advertising revenue. To maintain our advertising operating rights, the Company has to pay the fee according to the payment terms set forth in our contracts with the various contracting parties. These contracting parties generally require the Company to prepay advertising operating rights fee for a period of time.

We started to terminate the non-viable concession right contracts. Since May 2010, we have only kept one concession right contract, which is to operate 52 roadside advertising panels along the Nanjing Road in Shanghai, China and such right will expire on December 31, 2013*. All those panels were installed and are owned by us.

In 2010, the utilization rate for our advertising panels was less than we projected. The following table summarizes the percentage of sold and unsold air time in 2010 on our panels in Shanghai, Wuhan and Beijing.

Location	Percentage of Sold airtime	Percentage of Unsold airtime
Nanjing Road Pedestrian Street, Shanghai
- 28 Roadside LED panels	27%	73%
- 24 Rollersheets	71%	29%
- 28 Lightboxes (back side of Roadside LED panels)	56%	44%
Wuhan – Mega-sized LED (1)	2%	98%
Beijing - Mega-sized LED (2)	5%	95%

__________
Remark* Although the Company has a contractual right to operate the panels for certain period of time, governmental authorities in the PRC could limit the period during which we can operate the panels if the government interprets the current rules and regulations differently or if it were to implement new rules and regulations.

(1)	The right to operate one mega-sized LED panel in Wuhan, China was terminated in April 2010; this percentage is for 2010 sales through that termination date.
(2)	The right to operate one mega-sized LED panel in Beijing, China was terminated in March 2010; this percentage is for 2010 sales through that termination date.

The details of our advertising operating rights fee were as follows:

	Years Ended December 31,
	2010	2009	2008
Prepayments for advertising operating rights	$1,099,522	$1,336,739	$7,405,975
Settlement of accrued advertising operating rights	104,684	733,000	49,385
Total payments	$1,204,206	$2,069,739	$7,455,360

Amortization of prepayments for advertising operating rights	$1,115,593	$1,388,980	$15,167,456
Accrued advertising operating rights fee recognized	-	104,684	733,000
Total advertising operating rights fee expensed	$1,115,593	$1,493,664	$15,900,456

	As of December 31,
	2010	2009
Prepayments for advertising operating rights, net	$209,186	$348,239
Accrued advertising operating rights fees	$-	$104,684

As we currently have the right to operate 52 advertising panels along the Nanjing Road in Shanghai, China, and our future advertising operating right fee commitments have been significantly reduced. For future advertising operating rights commitments under non-cancellable advertising operating right contracts, please refer to the table under the following sub-section – “Contractual Obligations and Commercial Commitments”.

We financed the above payments through the issuance of our equity and debt securities. As we currently only generate limited revenue from our media operation, in addition to the proceeds from the issuance of convertible promissory notes, we intend to continue to raise funds through the issuance of equity and debt securities to satisfy future payment requirements. There can be no assurance that we will be able to enter into such agreements.

In the event that advertising operating rights fees cannot be paid in accordance with the payment terms set forth in our contracts, we may not be able to continue to operate our advertising panels and our ability to generate revenue will be adversely affected. As such, failure to raise additional funds would have significant negative impact on our financial condition.

Capital Expenditures

During the years ended December 31, 2010, 2009 and 2008, we acquired assets of $56,618, $128,489 and $3,518,408 respectively which were financed through proceeds from the issuance of convertible promissory notes.

We do not expect to incur significant capital expenditure or have any debt repayment except 1% interest on our US$5 million convertible notes in the coming twelve months. In general, we expect that our cash outflow in the coming twelve months will be mainly related to general operating expenses and advertising right fees for the Nanjing Road Project. Such general operating expenses have been significantly reduced through our cost-cutting measures in 2009.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of December 31, 2010:

	Payments due by period
	Total	Due in 2011	Due in 2012 - 2013	Due in 2014-2015	Thereafter
Long Term Debt Obligations (a)	$5,000,000	$-	$5,000,000	$-	$-
Operating Lease Obligations (b)	198,417	109,339	89,078	-	-
Advertising Operating Rights Fee Obligations (c)	1,882,670	662,421	1,220,249	-	-
Purchase Obligations (d)	$48,000	$48,000	$-	$-	$-

(a) Long-term Debt Obligations. We issued an aggregate of $5,000,000 in 1% Convertible Promissory Notes in April 2009 to our investors. Such 1% Convertible Promissory Notes mature on April 1, 2012. For details, please refer to the notes to financial statements.

(b) Operating Lease Obligations. We have entered into various non-cancelable operating lease agreements for our offices and staff quarter. Such operating leases do not contain significant restrictive provisions.

(c) Annual Advertising Operating Rights Fee Obligations. The Company, through its PRC operating companies has acquired rights from third parties to operate roadside advertising panels whose lease terms expire in 2013.

(d) Purchase Obligations. We are obligated to make payments under non-cancellable contractual arrangements with our vendors, principally for constructing our advertising panels.

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

Investment in Available-for-sale Securities - The Company’s marketable equity securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income. Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other income. The Company evaluates the investments periodically for possible other-than-temporary impairment. When assessing other-than-temporary impairment of equity securities, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, the Company’s intent to hold the investment for a period of time which may be sufficient for an anticipated recovery in market value, and whether its cash flow needs may require the Company to sell the investment. If appropriate, the Company records impairment charges equal to the amount that the carrying value of an equity security exceeds the estimated fair value of such security as of the evaluation date. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions to acquire the security, using the specific identification method.

The determination of current or noncurrent status for individual available-for-sale securities is made on the basis of whether or not the securities are considered working capital available for current operations under ASC 210-10-45. We determined that investments in available-for-sale securities have not been made for the purposes of control, affiliation, or other continuing business advantage as a result, investments in available-for-sale securities are classified as current assets on the consolidated financial statements as of December 31, 2010.

Equipment, Net – Equipment is stated at cost less accumulated depreciation and impairment losses. Depreciation is provided on a straight-line basis, less estimated residual values over the assets’ estimated useful lives.  The estimated useful lives are as follows:

Media display equipment	5 - 7 years
Office equipment	3 - 5 years
Furniture and fixtures	3 - 5 years
Motor vehicles	5 years
Leasehold improvements	Over the unexpired lease terms

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

Equipment is stated at cost less accumulated depreciation and impairment losses. Depreciation is provided using the straight-line method to the estimated salvage value of the equipment, if any.

Impairment of Long-Lived Assets –Long-lived assets, such as equipment, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of the assets exceeds the sum of the undiscounted cash flows expected to be generated from the asset’s use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset calculated using a discounted cash flow analysis.

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

The portion of debt discount resulting from the allocation of proceeds to the financial instruments related to warrants associated with convertible promissory notes is being amortized over the life of the convertible promissory notes, using the effective interest method. For the portion of debt discount resulting from the allocation of proceeds to the beneficial conversion feature, it is amortized over the term of the notes from the respective dates of issuance using the effective interest method.

2)	Issuance of 3% Convertible Promissory Notes and Warrants

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

The portion of debt discount resulting from the allocation of proceeds to the financial instruments related to warrants associated with convertible promissory notes is being amortized over the life of the convertible promissory notes, using the effective interest method. For the portion of debt discount resulting from the allocation of proceeds to the beneficial conversion feature, it is amortized over the term of the notes from the respective dates of issuance using the effective interest method.

3)           Debt Restructuring and Issuance of 1% Convertible Promissory Note

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

The Company determined the new 1% convertible promissory notes to be conventional convertible instruments under ASC Topic 815-40-25. Its embedded conversion option was qualified for equity classification pursuant to ASC Topic 815-40, and ASC Topic 815-10-15-74. The embedded beneficial conversion feature was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The debt discount resulting from the allocation of proceeds to the beneficial conversion feature is amortized over the term of the 1% convertible promissory notes from the respective dates of issuance using the effective interest method.

Revenue Recognition –For advertising services, the Company recognizes revenue in the period when advertisements are displayed. Revenues from advertising barter transactions are recognized in the period during which the advertisements are displayed. Expenses from barter transactions are recognized in the period as incurred. Barter transactions are accounted for in accordance with ASC Topic 605-20-25, which are recorded at the fair value of the advertising provided based on the Company’s own historical practice of receiving cash for similar advertising from buyers unrelated to the counterparty in the barter transactions.

For hotel management services, the Company recognizes revenue in the period when the services are rendered and collection is reasonably assured and for tour services, the Company recognizes services-based revenue when the services have been performed.

Stock-based Compensation - The Company adopted ASC Topic 718, using a modified prospective application transition method, which establishes accounting for stock-based awards in exchange for employee services. Under this application, the Company is required to record stock-based compensation expense for all awards granted after the date of adoption and unvested awards that were outstanding as of the date of adoption. ASC Topic 718 requires that stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized in expense over the requisite services period.

Common stock, stock options and warrants issued to other than employees or directors in exchange for services are recorded on the basis of their fair value, as required by ASC Topic 718. In accordance with ASC Topic 505-50, the non-employee stock options or warrants are measured at their fair value by using the Black-Scholes option pricing model as of the earlier of the date at which a commitment for performance to earn the equity instruments is reached (“performance commitment date”) or the date at which performance is complete (“performance completion date”). The stock-based compensation expenses are recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Accounting for non-employee stock options or warrants which involve only performance conditions when no performance commitment date or performance completion date has occurred as of reporting date requires measurement at the equity instruments then-current fair value. Any subsequent changes in the market value of the underlying common stock are reflected in the expense recorded in the subsequent period in which that change occurs.

Income Taxes –The Company accounts for income taxes under ASC Topic 740. Under ASC Topic 740, deferred tax assets and liabilities are provided for the future tax effects attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from items including tax loss carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or reversed. Under ASC Topic 740, the expense or benefit related to adjusting deferred tax assets and liabilities as a result of a change in tax rates is recognized in income or loss in the period that includes the enactment date.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU 2009-13, “Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition)”. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU 2009-13 on our financial statements.

In October 2009, the FASB issued ASU 2009-14, “Certain Arrangements That Include Software Elements, (amendments to ASC Topic 985, Software)”. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU 2009-14 on our financial statements.

In March 2010, FASB issued ASU 2010-11 Derivatives and Hedging (Topic 815) Scope Exception Related to Embedded Credit Derivatives.  ASU 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only one form of embedded credit derivative qualifies for the exemption—one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. Management is currently evaluating the potential impact of ASU 2010-11 on our financial statements.

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

In April 2010, FASB issued ASU2010-18 Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (A consensus of the FASB Emerging Issues Task). This Update clarifies that modifications of loans that are accounted for within a pool under Subtopic 310-30, which provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition, do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The adoption of ASU 2010-18 did not have a material impact on our financial statements.

In July 2010, FASB issued ASU 2010-20 Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This Update improves the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period and disclosures about activity that occurs during a reporting period are effective for interim and annual reporting period ending on or after December 15, 2010.  The adoption of ASU 2010-20 did not have a material impact on our financial statements.

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

In September 2010, FASB issued ASU 2010-25 Plan Accounting—Defined Contribution Pension Plans (Topic 962): Reporting Loans to Participants by Defined Contribution Pension Plans (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update require that participant loans be classified as notes receivable from participants, which are segregated from plan investments and measured at their unpaid principal balance plus any accrued but unpaid interest. The amendments in this Update should be applied retrospectively to all prior periods presented, effective for fiscal years ending after December 15, 2010. Early adoption is permitted. The adoption of ASU 2010-25 did not have a material impact on our financial statements.

In December 2010, FASB issued ASU 2010-28 Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities may early adopt the amendments using the effective date for public entities. Management is currently evaluating the potential impact of ASU 2010-28 on our financial statements.

In December 2010, FASB issued ASU 2010-29 Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force).The objective of this Update is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. Management is currently evaluating the potential impact of ASU 2010-29 on our financial statements.

In December 2010, FASB issued ASU 2011-01 Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The deferral in this amendment is effective upon issuance. The adoption of ASU 2011-01 did not have a material impact on our financial statements.

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

Interest Rate Sensitivity

We have no significant interest-bearing assets and our convertible promissory notes are fixed rate securities. Our exposure to market risk for changes in interest rates relates primarily to the interest income generated by our cash deposits in banks and the fair value of our invested securities. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. However, our future interest income and the fair value of our invested securities may be different from our expectations due to changes in interest rates.

Foreign Currency Exchange Risk

While our reporting currency is the U.S. dollar, our consolidated revenues and consolidated costs and expenses are substantially denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. If the RMB appreciates against the U.S. dollar, any new RMB-denominated investments or expenditures will be more costly to us. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates while stockholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of stockholders’ equity. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk.

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

	For the Three Months ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Revenues, net	$371,596	$733,440	$724,261	$378,182	$454,094	$293,706	$333,978	$185,149
Gross profit (loss)	177,973	353,181	260,680	(88,253)	(100,564)	(266,200)	(167,080)	(267,110)
Net loss	(206,866)	(416,489)	(915,763)	(1,064,266)	(2,134,801)	(1,100,369)	(30,300,722)	(3,847,469)
Net loss attributable to NCN common stockholders	$(206,866)	$(416,489)	$(915,763)	$(1,064,266)	$(2,134,801)	$(1,099,364)	$(30,299,321)	$(3,825,702)
Net loss per common share – basic and diluted	$-	$(0.001)	$(0.002)	$(0.003)	$(0.005)	$(0.003)	$(0.084)	$(0.05	3)

ITEM 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

The audit reports of JCHC on the financial statements of the Company as of and for the year ended December 31, 2008 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of the Company’s financial statements for the fiscal year ended December 31, 2008 and through February 5, 2010, there were: (i) no disagreements between the Company and JCHC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of JCHC, would have caused JCHC to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

During the Company’s recent fiscal year ended December 31, 2008 and through February 5, 2010, the Company did not consult with BTHK on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and BTHK did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as of December 31, 2010, in accordance with Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on and as a result of this evaluation, our Chief Executive Officer and our Chief Financial Officer have determined that as of the end of the period covered by this Report, our disclosure controls and procedures were effective.

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

Our management, with the participation and under the supervision of our Chief Executive Officer, Earnest Leung and our Chief Financial Officer, Jennifer Fu, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, Dr. Leung and Ms. Fu determined that our internal control over financial reporting was effective as of December 31, 2010.

The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of December 31, 2010, which appears on page F-2.

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

Name	Age	Position	Director Since
Earnest Leung	54	Chief Executive Officer and Chairperson of the Board	2009
Godfrey Hui	51	Deputy Chief Executive Officer and Director	2002
Jennifer Fu	33	Chief Financial Officer and Corporate Secretary	N/A
Ronald Lee	64	Director	2009
Gerald Godfrey	82	Director	2009
Serge Choukroun	51	Director	2010

Each Director serves until our 2011 annual stockholders meeting and until their respective successors are duly elected and qualified or earlier resignation or removal.

Earnest Leung has served as the Company’s director since May 11, 2009, and as Chief Executive Officer and Chairperson of the Board of the Company since July 15, 2009. Dr. Leung has over 20 years’ experience in the investment banking industry.  Since November 2004, he has worked as a financial advisor and consultant in Hong Kong and currently serves as a director of Southern Territories Group, Ltd., an investment company, Keywin Holdings Limited, an investment company, and of Statezone Ltd, a financial consulting company owned and controlled by Dr. Leung. He also currently serves as a director and chief executive officer of China Boon Holdings Limited (formerly know as Vision Tech International Holdings Limited), which is listed on Hong Kong Main Board engaging in the distribution of consumer electronic products and home appliances as well as trading of scrap metals and leather and extending its business to cemetery business in 2009.  Prior to that, Dr. Leung served, from September 1994 to October 2004, as Senior Director and Head of Investment, Asia for American Express Bank.  Dr. Leung also held various senior investment positions with BNP Paribas Bank, New Zealand Insurance and Bank of America Trust. Dr. Leung holds an honorary doctor degree from International American University. Dr. Leung was appointed as a director because of his extensive knowledge of capital markets through his various senior positions in financial institutions and because of his in-depth business management experience

Godfrey Hui has served as Company’s director since April 2002, and as Deputy Chief Executive Officer since July 15, 2009. Mr. Hui also served from April 2002 to July 2009 as the Company’s Chief Executive Officer. Mr. Hui had over twenty years’ experience in the hotel industry prior to founding our Company. He has worked for several international and regional hotel groups, including Hopewell Holdings Limited, a Hong Kong based real estate developer, where Mr. Hui worked in various capacities including Director of Operations, Finance and Development of the Hotel Division, Executive Assistant to the Chairman, Chairman of the Executive Committee, and Group Financial Controller and was responsible for management and financial issues, and Mega Hotels Management Limited (now a subsidiary of Hopewell), where he served as Director of Finance, Development and Operations. Mr. Hui holds a Bachelor of Science in Business Management from the Chinese University of Hong Kong and a Master’s Degree in Finance and Investment from the University of Hull. Mr. Hui also serves as an independent non-executive director of Vinda International Holdings Limited, which is listed on Hong Kong Main Board engaging in manufacturing and sale of household consumable paper. Mr. Hui was appointed as a director because he is the founder of the Company and has served as a member of our Board since 2002. He has in-depth knowledge of the Company’s operation, strategy, financial condition and competitive position.

Jennifer Fu was appointed as the Company’s Chief Financial Officer on February 5, 2010. Prior to her appointment, she served since July 15, 2009 as the Company’s Interim Chief Financial Officer, and since January 2008 as the Vice President, Finance of NCN Group Management.  Prior to that, Ms. Fu served in various periods, from December 2003 to August 2007, as the Financial Controller, Accounting Head and Internal Audit Manager of Coils Electronic Co., Limited, a principal subsidiary of CEC International Holdings Limited, a Hong Kong listed company engaged in the assembly and sale of coils, capacitors and other electronic components. Ms. Fu began her career as an auditor in an international firm of certified public accountants and is a fellow member of The Association of Chartered Certified Accountants and member of Hong Kong Institute of Certified Public Accountants.  Ms. Fu holds a Bachelor’s Degree in Accounting and Finance from the University of Hong Kong.

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

Serge Choukroun has served as the Company’s director since August 4, 2010. Mr. Choukroun was the sole director and shareholder of Mega-link International Holdings Limited, a garment sourcing organization during the past five years. Prior to that, he served as a vice president of Mirage Inc., a major garment corporation located in New York. Mr. Choukroun was also a former independent director of China Boon Holdings Limited (formerly known as Vision Tech International Holdings Limited), a company listed on the Hong Kong Main Board and of which Dr. Leung also serves as a director and chief executive officer. He has resided and worked in Hong Kong for over 20 years. He holds a degree in Accounting from the Academy of Creteil-Paris-Versailles (France). Mr. Choukroun was appointed as a director because of his diverse business management experience and his extensive company board and committee experience.

Identification of Certain Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to our business.

Family Relationships

There are no family relationships between any directors or officers of the Company.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.
had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	been convicted in a criminal proceeding or is a named subject to a pending criminal (excluding traffic violations and other minor offenses);

3.
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

4.
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity  Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during fiscal 2010, all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements except a late Form 3 report was filed for Serge Choukroun on August 24, 2010, to report the stock award of 600,000 shares of common stock vested on July 1, 2011, effective August 4, 2010.

In making these statements, we have relied upon examination of the copies of all Section 16(a) forms provided to us and the written representations of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities.

Code of Business Conduct and Ethics

A Code of Business Conduct and Ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) prompt reporting of violations of the code to an appropriate person and (e) accountability for adherence to the Code. We are not currently subject to any law, rule or regulation requiring that we adopt a Code of Business Conduct and Ethics. However, we have adopted a code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Such code of business conduct and ethics is filed herewith as Exhibit 14.1 and is also available on our corporate website at www.ncnmedia.com.

Board Leadership Structure

Our Board leadership structure is currently composed of combined Chairperson of the Board of Directors and Chief Executive Officer and the majority members of our Board of Directors are independent. The Board has three outstanding committees: (1) Audit Committee; (2) Remuneration Committee and (3) Nomination Committee. All these committees are composed of independent directors only.

Our Board of Directors has also determined a lead independent director is not necessary and has not appointed one at this time. In making these determinations, the Board of Directors considered the relative size of the Company, the size of the Board of Directors and the fact that all the majority members of the Board of Directors are independent directors. The Board of Directors believes that Dr. Earnest Leung serves as both Chairperson of the board and Chief Executive Officer is in the best interest of the Company and its stockholders. Dr. Leung is the director most familiar with the PRC environment and our business, possess in-depth diverse business management experience, and is most capable of effectively identifying strategic priorities and leading the discussion and execution of strategy. The current combined position of Chairperson and Chief Executive Officer promotes a unified direction and leadership for the Board and gives a single, clear focus for the chain of command for our organization, strategy and business plans. The Board of Directors also believes that our overall corporate governance policies and practices adequately address any governance concerns raised by the dual chairperson and chief executive officer role.

Corporate Governance

Our board of directors is currently comprised of Ronald Lee, Gerald Godfrey and Serge Choukroun who each serves on our board of directors as an “independent director” as defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, Inc., or the “Nasdaq Marketplace Rules”. The board of directors has determined that Mr. Ronald Lee possesses the accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 4350(d)(2)(A) of the Nasdaq Marketplace Rules and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

Our board of directors currently has three standing committees which perform various duties on behalf of and report to the board of directors: (i) audit committee, (ii) remuneration committee and (iii) nominating committee. From time to time, the board of directors may establish other committees. Each of the three standing committees is comprised entirely of independent directors as follows:

Name of Director	Audit	Nominating	Remuneration
Ronald Lee	C	-	M
Gerald Godfrey	-	M	C
Serge Choukroun	M	C	-
________
C = Chairperson
M = Member

The Board of Directors has adopted a written charter for each of these committees, copies of which can be found on our website at www.ncnmedia.com.

Audit Committee

Our board of directors established an Audit Committee in September 2007. Our Audit Committee currently consists of two members: Ronald Lee and Serge Choukroun, each of whom is “independent” as that term is defined under the Nasdaq Marketplace Rules, as currently in effect. In addition, the Board of Directors has determined that Mr. Ronald Lee is an “audit committee financial expert” as defined by SEC rules. Mr. Ronald Lee is a qualified accountant with many years of finance and audit experience. He serves as the chairperson of the Audit Committee.

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

The Audit Committee works closely with management and our independent auditors. The Audit Committee also meets with our independent auditors without members of management present on regularly basis to review the results of their work. The Audit Committee also meets with our independent auditors to approve the annual scope and fees for the audit services to be performed.

AUDIT COMMITTEE REPORT

The Audit Committee of the Company’s Board of Directors (the “Audit Committee”) consists of two non-employee directors, Ronald Lee and Serge Choukroun, each of whom is “independent” as that term is defined under the Nasdaq Marketplace Rules, as currently in effect.

Management is responsible for the Company’s internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company’s consolidated financial statements and internal control over financial reporting in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States) and to issue a report thereon. The Audit Committee’s responsibility is to monitor and oversee these processes.

In early 2011, the Audit Committee has reviewed and discussed with management and the independent auditors the audited consolidated financial statements in the Company’s 2010 Annual Report on Form 10-K. Management represented to the Audit Committee that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles. The Audit Committee discussed with the independent auditors matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees,” as amended.

The Company’s independent auditors also provided to the Audit Committee the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditors’ communications with the Audit Committee concerning independence. The Audit Committee discussed with the independent auditors their independence.

Based on the Audit Committee’s discussions with management and the independent auditors, and the Audit Committee’s review of the Company’s audited consolidated financial statements, representation of management and the report of the independent auditors to the Audit Committee, the Audit Committee recommended that the Board of Directors include the audited consolidated financial statements in the Company’s 2010 Annual Report on Form 10-K filed with the SEC.

The Audit Committee Ronald Lee (Chairperson) Serge Choukroun

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

All the compensation packages for executive officers and directors including both employee directors and non-employee directors are recommended and proposed by the Remuneration Committee. In determining compensation for executive officers other than the Chief Executive Officer, the Remuneration Committee considers, among other things, the recommendations of the Chief Executive Officer. However, the full Board of Directors determines all such compensation packages.

The Remuneration Committee may, in its discretion, delegate all or a portion of its duties and responsibilities to a sub-committee of the Remuneration Committee consisting of one or more members of the Committee. The Remuneration Committee has no current intention to delegate any of its authority to any subcommittee. Also, the Remuneration Committee did not engage any compensation consultants in determining or recommending the amount or form of executive and director compensation in the past.

Nominating Committee

Our board of directors established a Nominating Committee in September 2007. Our Nominating Committee currently consists of two members: Serge Choukroun and Gerald Godfrey, each of whom is “independent” as that term is defined under the Nasdaq Marketplace Rules, as currently in effect. Mr. Choukroun serves as the chairperson of the Nominating Committee.

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

Although our bylaws do not contain provisions which specifically address the process by which a stockholder may nominate an individual to stand for election to the Board of Directors at our annual meeting of stockholders, the Nominating Committee will consider director candidates recommended by stockholders. In evaluating candidates submitted by stockholders, the Nominating Committee will consider (in addition to the criteria applicable to all director candidates described below) the needs of the Board and the qualifications of the candidate, and may also take into consideration the number of shares held by the recommending stockholder and the length of time that such shares have been held. In general, to have a candidate considered by the Nominating Committee, a stockholder must submit the recommendation in writing and must include the following information:

1.	The name of the stockholder and evidence of the person’s ownership of Company stock, including the number of shares owned and the length of time of ownership; and

2.
The name of the candidate, the candidate’s resume or a listing of his or her qualifications to be a director of the Company and the person’s consent to be named as a director if selected by the Nominating Committee and nominated by the Board.

The stockholder recommendation and information described above must be sent to the Corporate Secretary at Network CN Inc., Suite 3908, Shell Tower, Times Square, 1 Matheson Street, Causeway Bay, Hong Kong. For a candidate to be considered for nomination by the Nominating Committee at an annual meeting, a stockholder recommendation must be received not less than 120 days prior to the anniversary date of the Company’s most recent annual meeting of stockholders.

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

As described above, the Nominating Committee will consider candidates recommended by shareholders. It will also receive suggestions of candidates from current Board members, the Company’s executive officers or other sources, which may be either unsolicited or in response to requests from the Nominating Committee.

After a person has been identified by the Nominating Committee as a potential candidate, the Nominating Committee may collect and review publicly available information regarding the person to assess whether the person should be considered further. The Nominating Committee members may contact the person if the person should be considered further. Generally, the Nominating Committee may request information from the candidate, review the person’s accomplishments and qualifications and may conduct one or more interviews with the candidate and members of the committee or other Board members. In certain instances, Nominating Committee members or other Board members may contact one or more references provided by the candidate or may contact other members of the business community or other persons that may have first-hand knowledge of the candidate’s accomplishments. The Nominating Committee’s evaluation process does not vary based on whether or not a candidate is recommended by a shareholder, although, as stated above, in the case of such a candidate the Board may take into consideration the number of shares held by the recommending shareholder and the length of time that such shares have been held.

Board Oversight of Risk

Our Board of Directors recognizes that, although risk management is a primary responsibility of the Company’s management, the Board plays a critical role in oversight of risk. The Board, in order to more specifically carry out this responsibility, has assigned certain task focusing on reviewing different areas including strategic, operational, financial and reporting, compensation, compliance, corporate governance and other risks to the relevant Board Committees as summarized above. Each Committee then reports to the full Board ensuring the Board’s full involvement in carrying out its responsibility for risk management.

ITEM 11            EXECUTIVE COMPENSATION

Persons Covered

As of December 31, 2010, there were only three Executive Officers including Chief Executive Officer, Deputy Chief Executive Officer and Chief Financial Officer in the Company. The Company’s Chief Executive Officer and Chief Financial Officer during fiscal year 2010 and the Company’s executive officer as of December 31, 2010, or the Named Executive Officers are set forth below:

Name	Position
Earnest Leung	Chief Executive Officer and Chairperson of the Board
Godfrey Hui	Deputy Chief Executive Officer and Director
Jennifer Fu	Chief Financial Officer and Corporate Secretary
________
Ms. Jennifer Fu served as the Company’s Interim Chief Financial Officer from July 15, 2009 to February 4, 2010 and was appointed as the Company’s Chief Financial Officer on February 5, 2010.

Compensation Discussion and Analysis

Overview

The Company’s executive compensation program is generally designed to align the interests of executives with the interests of shareholders and to reward executives for achieving the Company’s objectives. The executive compensation program is also designed to attract and retain the services of qualified executives.

All the compensation packages for executive officers are recommended and proposed by the Remuneration Committee. In determining compensation for executive officers, the Remuneration Committee considers the officers’ current compensation, the level of executive compensation packages for similarly situated companies, changes in cost of living, our financial condition, our operating results and individual performance. However, the full Board of Directors determines all such compensation packages.

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

Elements of Compensation

The executive compensation for (i) the Company’s Chief Executive Officer and Chief Financial Officer and (ii) the Company’s compensated executive officer who were serving as executive officers (collectively “Named Executive Officers”) for fiscal 2010 primarily consisted of base salary, long term incentive equity compensation, income tax reimbursement, and other compensation and benefit programs generally available to other employees.

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

Change-In-Control and Termination Arrangements. The employment agreements with current Named Executives may be terminated by giving the other party three-month advanced notice, except Ms. Jennifer Fu may be terminated with one-month advance notice. Other than as disclosed above, the Company does not have change-in-control arrangements with any of its current Named Executives, and the Company is not obligated to pay severance or other enhanced benefits to executive officers, unless otherwise stated in Hong Kong Employment Ordinance, upon termination of their employment.

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid during fiscal years 2010, 2009 and 2008, to the Named Executive Officers:

Name and Principal Position	Year	Salary ($)	(1) Bonus ($)	(2) Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(3) All Other Compensation ($)	Total ($)
Earnest Leung, Chief Executive Officer and Director	2010	92,308	-	-	-	-	-	299,955	392,263
	2009	46,154	-	900,000	-	-	-	289,175	1,235,329
	2008	-	-	-	-	-	-	-	-

Godfrey Hui, Deputy Chief Executive Officer and Director	2010	92,308	-	-	-	-	-	148,794	241,102
	2009	161,538	-	300,000	-	-	-	179,981	641,519
	2008	216,923	-	-	-	-		85,237	302,160

Jennifer Fu, Chief Financial Officer and Corporate Secretary	2010	75,385	-	-	-	-	-	17,681	93,066
	2009	72,495	-	30,000	-	-	-	1,538	104,033
	2008	-	-	-	-	-	-	-	-
______
(1)	No bonus was paid to the Named Executive Officers in fiscal 2010, 2009 and 2008.
(2)
As required by SEC rules, amounts in the column “Stock Awards” present the aggregate grant date fair value of awards made each year computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ 718 Compensation—Stock Compensation (“FASB ASC 718”). The grant date fair value of each of the executives’ award is measured based on the closing price of our common stock on the date of grant.

These amounts do not reflect whether the recipient has actually realized or will realize a financial benefit from the awards. Under generally accepted accounting principles, compensation expense with respect to stock awards granted to our employees, executives and directors is generally recognized over the requisite services period. The SEC’s disclosure rules previously required that we present stock award information based on the amount recognized during the corresponding year for financial statement reporting purposes with respect to these awards. However, the recent changes in the SEC’s disclosure rules require that we now present stock award amounts using the grant date fair value of the awards granted during the corresponding year. Since this requirement differs from the SEC’s past disclosure rules, the amounts reported in the table above for stock award differ from the amounts previously reported in our Summary Compensation Table for the same persons in those same years.

The aggregate number of stock awards vested to each of the Named Executive Officers for his/her service rendered in each fiscal period was summarized as follows:

Named Executive Officer	2010	2009	2008
Earnest Leung	-	30,000,000	-
Godfrey Hui	-	10,000,000	300,000
Jennifer Fu	1,000,000	-	-

As of December 31, 2010, all the above stocks were issued to each of Named Executive Officers.

(3)
All other compensation only represents (a) a monthly contribution of HK$1,000 (approximately $128) paid by the Company into a mandatory provident fund for the benefit of each of the Named Executive Officers. (b) monthly cash allowance of HK$40,000 (approximately $5,128) paid to Dr. Earnest Leung and Mr. Godfrey Hui commencing from July 2009 and monthly allowance of HK$6,000 (approximately $769) paid to Ms. Jennifer Fu commencing from February 2010 and (c) income tax reimbursement to be paid to or accrued to Dr. Earnest Leung, Mr. Godfrey Hui and Ms Jennifer Fu in order to sufficiently cover their Hong Kong salary taxes resulting from their employment during each fiscal year. There is no item that is not a perquisite or personal benefit (such as tax reimbursements and contributions to the mandatory provident fund) whose value exceeds $10,000 for each Named Executives.

Employment Contracts

On July 23, 2007, our subsidiary, NCN Group Management Limited, or the NCN Group, entered into executive employment agreements with Mr. Godfrey Hui and the base salary was HK$120,000 (approximately $15,384) and has been adjusted during fiscal year 2008 which was summarized as follows:

Named Executive Officer	Adjusted Base Salary On January 1, 2008	Adjusted Base Salary on July 1, 2008
Godfrey Hui	HK$132,000 (approximately $16,923)	HK$150,000 (approximately $19,231)

Pursuant to Mr. Hui’s employment contract entered into on July 23, 2007, we fully reimburse him for Hong Kong personal income taxes resulting from this employment. He is also entitled to a stock grant of 2,000,000 shares of the Company’s common stock subject to annual vesting over five years if he remains employed by the Company as the Chief Executive Officer through the vesting date. The details of the vesting date and number of shares to be vested are as follows: December 31, 2007: 200,000 shares; December 31, 2008: 300,000 shares; December 31, 2009: 400,000 shares; December 31, 2010: 500,000 shares and December 31, 2011: 600,000 shares. The grant shall be subject to all terms of the Company’s 2007 stock option/stock issuance plan or any future stock option/stock issuance plan under which it is issued. As of July 2009, such employment contract was terminated as a result of change of the board composition. Accordingly, Mr. Hui was no longer entitled to shares to be vested in 2009 and 2010.

On July 15, 2009, the Company restructured the board composition and entered into separate executive employment agreements with each of Earnest Leung and Godfrey Hui, in connection with their services to the Company as our Chief Executive Officer and Deputy Chief Executive Officer, respectively. Accordingly, the employment agreement dated July 23, 2007 for Mr. Hui was terminated.. Under the terms of the agreements, each of Dr. Leung and Mr. Hui will receive a monthly salary of HK$60,000 (approximately $7,692) and a monthly allowance of HK$40,000 (approximately $5,128) and we have agreed to grant each of Dr. Leung and Mr. Hui, of 30 million shares and 10 million shares of our common stock, respectively, for their first two years of service to the Company. We will fully reimburse them for their Hong Kong personal income taxes resulting from their employment under the agreements. Each of the executives has also agreed to customary non-competition and confidentiality provisions and the agreements may be terminated by the Company at any time without notice or payment, in the event that any of the executives engage in misconduct or dereliction of duty.

On February 5, 2010, Jennifer Fu was appointed as the Company’s Chief Financial Officer. Ms Fu is entitled to a monthly salary of HK$49,000 (approximately $6,282) and a monthly allowance of HK$6,000 (approximately $769). We have agreed to grant Ms. Fu 1 million shares of our common stock for her first two years of service to the Company and will fully reimburse her for her Hong Kong personal income taxes resulting from the 1 million shares granted to her. The employment may be terminated by the Company at any time without notice or payment, in the event that any of the executives engage in misconduct or dereliction of duty.

Retirement Benefits

Currently, we do not provide any employees, including our named executive officers any company sponsored retirement benefits other than a state pension scheme in which all of our employees in China participate.

Grants of Plan-Based Awards

The following table sets forth information regarding grants of awards to the Named Executive Officers during the year ended December 31, 2010:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock and Options Awards	Closing Price on Grant Date ($/share)
Earnest Leung	-	-	-	-	-	-
Godfrey Hui	-	-	-	-	-	-
Jennifer Fu	-	-	-	-	-	-

No stock awards were granted to the Company’s Named Executive Officers during fiscal year 2010.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the equity awards outstanding at December 31, 2010 for each of the named executive officers.

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Earnest Leung	-	-	-	-	-	-
Godfrey Hui	-	-	-	-	-	-
Jennifer Fu	-	-	-	-	-	-

Potential Payments upon Termination or Change-in Control

The employment agreements with current Named Executives may be terminated by giving the other party three-month advanced notice, except Ms. Jennifer Fu may be terminated with one-month advance notice. Other than as disclosed above, the Company does not have change-in-control arrangements with any of its current Named Executives, and the Company is not obligated to pay severance or other enhanced benefits to executive officers, unless otherwise stated in Hong Kong Employment Ordinance, upon termination of their employment. Accordingly, there is no potential payments payable to our current Named Executive Officers upon termination or change-in control.

Director Compensation

Overview

All the compensation packages for each of directors are proposed by the Remuneration Committee and approved by the Board of Directors. Director compensation packages in 2010 generally consist of cash compensation and long-term incentive equity compensation.

Cash compensation.  The basis for our Remuneration Committee’s determination of the amount of cash compensation under director compensation packages for employee directors and non-employee directors for the service period during first half of 2010 was different, because when considering the compensation packages for our employee directors, our Remuneration Committee simultaneously considered both their role as executives of the Company and as directors and took both of their executive compensation package and director compensation package as a whole for consideration while considering the compensation packages for non-employee directors, our Remuneration Committee considered the level of cash compensation paid to non-employee director in past and the Company’s performance. Accordingly, non-employee directors and employee directors were entitled to a monthly cash compensation of $2,000 and $3,000 respectively for their service period during first half of 2010. In July 2010, the Remuneration Committee, after taking market practice into consideration, proposed to standardize the amount of cash compensation for each of directors to $2,000 per month, which was approved by the Board. As such, all employee directors and non-employee directors were entitled to a uniform monthly cash compensation of $2,000 for their service period during later half of 2010.

Long-Term Incentive Equity Compensation.  The Board believes that stock-based awards promote the long-term growth and profitability of the Company by providing directors with incentives to improve shareholder value and contribute to the success of the Company. Stock-based awards were proposed to non-employee directors only as such awards had already been granted to employee directors under their current executive compensation packages. Our Board determined the number of stock to be granted to non-employee directors for their service by considering the aggregate fair value as at the grant date of the past stock wards given to non-employee director and the Company’s performance. In July 2009, non-employee directors were granted an award of 600,000 shares each, at a fair value of $18,000 at the date of grant and vested on July 1, 2010, for their one-year service rendered from July 1, 2009 to June 30, 2010. In July 2010, non-employee directors were also granted an award of another 600,000 shares each, at a fair value of $18,000 at the date of grant and to be vested on July 1, 2011, for their one-year services from July 1, 2010 to June 30, 2011.

The following table provides information about the compensation earned by directors who served during fiscal year 2010:

Name of director(3)	Fees Earned or Paid(1) in Cash ($)	Stock Awards(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)
Earnest Leung	30,000	-	-	-	-	-	30,000
Godfrey Hui	30,000	-	-	-	-	-	30,000
Ronald Lee*	24,000	18,000	-	-	-	-	42,000
Gerald Godfrey*	24,000	18,000	-	-	-	-	42,000
Serge Choukroun*	10,000	18,000	-	-	-	-	28,000
*Non-employee directors
______
(1)  For the service period from July 2009 to June 2010, non-employee directors were entitled to a monthly cash compensation of $2,000 and the employee directors were entitled to a monthly cash compensation of $3,000. For the service period from July 2010 to June 2011, both non-employee directors and employee directors were entitled to a monthly cash compensation of $2,000.

(2)  As required by SEC rules, amounts in the column “Stock Awards” present the aggregate grant date fair value of awards made each year computed in accordance with ASC Topic 718. The grant date fair value of each of the directors’ award is measured based on the closing price of our common stock on the date of grant.

These amounts do not reflect whether the recipient has actually realized or will realize a financial benefit from the awards. Under generally accepted accounting principles, compensation expense with respect to stock awards granted to our employees, executives and directors is generally recognized over the requisite services period. The SEC’s disclosure rules previously required that we present stock award information based on the amount recognized during the corresponding year for financial statement reporting purposes with respect to these awards. However, the recent changes in the SEC’s disclosure rules require that we now present stock award amounts using the grant date fair value of the awards granted during the corresponding year. Since this requirement differs from the SEC’s past disclosure rules, the amounts reported in the table above for stock award differ from the amounts previously reported in the above table for the same persons in those same years.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2010 with respect to compensation plans, under which securities are authorized for issuance, aggregated as to (i) compensation plans previously approved by security holders, and (ii) compensation plans not previously approved by security holders.

Equity Compensation Plan Information

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights (A)	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights (B)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (A)) (C)

Equity compensation plans approved by security holders	-	-	63,502,740 (1)

Equity compensation plans not approved by security holders	100,000 (2)	$0.7	-

Total	100,000 (2)	$0.7	63,502,740
(1)
We reserved 3,000,000 shares for issuance under our 2004 Stock Incentive Plan, of which 1,000,000 shares are still available for issuance as of December 31, 2010. We reserved 107,000,000 shares for issuance under our Amended and Restated 2007 Equity Incentive Plan of which 62,502,740 are still available for issuance as of December 31, 2010. See below subsection - " Equity Incentive Plans" for more information about the plan.

(2)
A warrant to purchase 100,000 shares of restricted common stock was granted to a consultant on August 25, 2006 with an exercise price of $0.70 per share. The warrant shall remain exercisable until August 25, 2016. The warrant remained unexercised as of December 31, 2010.

Option Grants In the Last Fiscal Year

None.

Equity Incentive Plan

In April 2004, our Board of Directors and holders of a majority of our then outstanding common stock authorized and approved the 2004 Stock Incentive Plan, or the 2004 Plan. Under the 2004 Plan, we reserved 3,000,000 shares of our common stock for issuance upon exercise of incentive and non-qualified stock options, stock bonuses and rights to purchase awarded from time-to-time, to our officers, directors, employees and consultants. As of December 31, 2010, 2,000,000 shares have been issued under the plan and 1,000,000 shares remain available for issuance. No options, warrants or other rights to acquire shares of our common stock have been granted or are outstanding under the plan. A registration statement on Form S-8 was filed with the SEC with respect to 2,000,000 shares of common stock issuable under the plan on April 22, 2004 (SEC File No. 333-114644).

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

In July 2009, the Board of Directors approved the issuance of 36,997,260 shares in excess of the number of shares of common stock available for issuance under the 2007 Plan, and in accordance with the 2007 Plan, the Company is required to seek stockholder approval within twelve months after the date of such excess grant.  The Board of Directors has no immediate plans to issue additional shares under the 2007 Plan, however, the Board of Directors believes that increasing the maximum number of shares of common stock that may be issued under the 2007 Plan will be instrumental for us to continue to attract and retain outstanding employees. Accordingly, on June 2, 2010, the Board of Directors approved the amendment and restatement of the 2007 Equity Incentive Plan (the “Amended 2007 Plan”), with the only change being to increase the maximum number of shares of common stock of the Company, par value $0.001 per share that may be issued and sold under the 2007 Plan from 7,500,000 to 107,000,000 and submitted the Amended 2007 Plan for stockholder’s approval. A registration statement on Form S-8 was filed with the SEC on July 30, 2010 (SEC File No. 333-168417) with respect to the Amended 2007 Plan.

Both of the Plans are administered by our Board of Directors. Under each plan, the Board determines which of our employees, officers, directors and consultants are granted awards, as well as the material terms of each award, including whether options are to be incentive stock options or non-qualified stock options.

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

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth information as of March 15, 2011, regarding the beneficial ownership of our common stock (a) by each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) by each of the Company’s officers and directors; (c) and by the Company’s officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. Unless otherwise identified, the address of the directors and officers of the Company listed above is Suite 3908, Shell Tower, Times Square, 1 Matheson Street, Causeway Bay, Hong Kong.

Title of Class	Name and Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership (1)	Percent of Class (4)
Common Stock	Earnest Leung	CEO and Director	274,986,668 (2)	50.4
Common Stock	Godfrey Hui	Deputy CEO and Director	65,525,558	15.5
Common Stock	Jennifer Fu	CFO	1,010,000	*
Common Stock	Ronald Lee	Director	600,000	*
Common Stock	Gerald Godfrey	Director	600,000	*
Common Stock	Serge Choukroun	Director	-	-
All Officers and Directors as a group (6 persons named above)			342,722,226
Common Stock	Keywin Holdings Limited (5) Room 902, 9/F1., Universal Trade Centre, 3 Arbuthnot Road, Central, Hong Kong	5% Security Holder	243,523,668 (3)	44.7
Common Stock	Sino Portfolio International Ltd (6) 3104 -7, 31/F, Central Plaza, 18 Harbour Road, Hong Kong	5% Security Holder	137,681,437	32.6
Total Shares Owned by Persons Named above			480,403,663
______
 * Less than 1%

(1)  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)  Includes 120,709,483 shares held by Keywin Holdings Limited of which Dr. Earnest Leung is the director and also an option for Keywin Holdings Limited to purchase an aggregate of 122,814,185 shares of the Company’s common stock, exercisable for an aggregate purchase price of $2,000,000 by June 30, 2011.

(3) Includes an option to purchase an aggregate of 122,814,185 shares of the Company’s common stock, exercisable for an aggregate purchase price of $2,000,000 until June 30, 2011.

(4)  A total of 422,522,071 shares of our common stock outstanding are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 15, 2011. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

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

In April 2009, in connection with debt restructuring, Statezone Ltd. of which Dr. Earnest Leung, the Company’s Chief Executive Officer and a Director (being appointed on July 15, 2009 and May 11, 2009 respectively) is the sole director, provided agency and financial advisory services to the Company. Accordingly, the Company paid an aggregate service fee of $350,000 of which $250,000 is recorded as issuance costs for 1% Convertible Promissory Notes for the year ended December 31 2009 and the Company recorded $100,000 as prepaid expenses and other current assets, net as of December 31, 2009 and 2010.

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

During the year ended December 31, 2009, the Company paid expenses in an aggregate amount of $413,309 on behalf of Vision Tech International Holdings Limited, of which Dr. Earnest Leung is the chief executive officer and director. The balance is unsecured, bears no interest and repayable on demand. Such receivables were settled during the year ended December 31, 2010. Accordingly, as of December 31, 2010 and December 31, 2009, amount due from a related party was $nil and $413,309 respectively.

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

Director Independence

Mr. Ronald Lee, Mr. Gerald Godfrey and Mr. Serge Choukroun each serves on our board of directors as an “independent director” as defined by the Nasdaq Marketplace Rules. Our board of directors currently has three standing committees which perform various duties on behalf of and report to the board of directors: (i) audit committee, (ii) remuneration committee and (iii) nominating committee. Each of the three standing committees is comprised entirely of these independent directors.

There are no family relationships among any of our directors or executive officers. There are no arrangements or understandings among any of the directors, executive officers or other persons pursuant to which any officer or director was selected to serve as a director or officer.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

Baker Tilly Hong Kong Limited is our Principal Independent Registered Public Accountant engaged to examine our financial statements for the fiscal years ended December 31, 2010 and 2009. The following table shows the fees that we paid or accrued for the audit and other services provided by Baker Tilly Hong Kong Limited, for the fiscal years ended December 31, 2010 and 2009.

Fee Category	2010	2009*
Audit Fees	$92,346	$65,500
Audit-Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

*Other than an aggregate fees of $65,500 billed from Baker Tilly Hong Kong Limited, the Company also paid for an aggregate fees of $36,923 billed from Jimmy C.H. Cheung & Co during the fiscal 2009 for their review service on our quarterly reports on Form 10-Q.

Audit Fees

This category consists of fees for professional services rendered by our principal independent registered public accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

This category consists of fees for assurance and related services by the independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”. The services for the fees disclosed under this category include consultations concerning financial accounting and reporting standards.

Tax Fees

This category consists of fees for professional services rendered by our principal independent registered public accountant for tax compliance, tax advice, and tax planning. .

All Other Fees

This category consists of fees for services provided by our principal independent registered public accountant other than the services described above.

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

All services provided by Baker Tilly Hong Kong Limited during the fiscal years ended December 31, 2010 and 2009 were pre-approved by the Audit Committee.

PART IV

ITEM 15      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements are filed as a part of this Form 10-K :

(i)	Reports of Independent Registered Public Accounting Firms
(ii)	Consolidated Balance Sheets as of December 31, 2010 and 2009
(iii)	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2010, 2009 and 2008
(iv)	Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008 (Restated)
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
(vi)	Notes to Consolidated Financial Statements

(b) The following Exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description

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

4.1	Form of Registrant’s Common Stock Certificate (incorporated herein by reference from Exhibit 4.1 to Registrant's Current Report on Form S-8 filed with the SEC on July 30, 2010).
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

4.10	Network CN Inc. Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference from Exhibit 4.1 to Registrant's Current Report on Form S-8 filed with the SEC on July 30, 2010).
10.1
Note and Warrant Purchase Agreement, in connection with 3% Convertible Promissory Notes, dated November 19, 2007. (incorporated herein by reference from Exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the SEC on November 26, 2007). Un-redacted Note and Warrant Purchase Agreement ( incorporated herein by reference from Exhibit 10.1 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.2
First Amendment to Note and Warrant Purchase Agreement, in connection with 3% Convertible Promissory Notes, dated January 31, 2008 (incorporated herein by reference from to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2008)

10.3
Security Agreement, in connection with 3% Convertible Promissory Notes, dated January 31, 2008, by and among the Company and Sculptor Finance (MD) Ireland Limited, as Collateral Agent for and representative of the investors. (incorporated herein by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2008)

10.4
Registration Rights Agreement, dated November 19, 2007, by and among (i) Network CN Inc., Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited and Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P. (incorporated herein by reference from Exhibit 99.4 to Registrant's Current Report on Form 8-K filed with the SEC on November 26, 2007)

10.5
Share Purchase Agreement, dated January 1, 2008, by and among Network CN Inc. and Cityhorizon BVI, Lianhe, Bona and Liu Man Ling, an individual and sole shareholder of Cityhorizon BVI. (incorporated herein by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on January 7, 2008)

10.6
Note and Warrant Purchase Agreement, in connection with 12% Convertible Promissory Note and Warrants, dated November 12, 2007, between the Company and Wei An Developments Limited.(incorporated herein by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on November 14, 2007)

10.7
Stock Purchase Agreement, dated September 1, 2008, between Zhanpeng Wang, an individual, and NCN Group Limited, to dispose of non-media business. (incorporated herein by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 3, 2008)

10.8
Note Exchange Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P. (incorporated herein by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.9
Note Exchange and Option Agreement, dated April 2, 2009, between the Company and Keywin Holdings Limited. (incorporated herein by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.10
Letter Agreement and Termination of Investor Rights Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd., OZ Global Special Investments Master Fund, L.P. and Keywin Holdings Limited. (incorporated herein by reference from Exhibit 10.3 to Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.11
Employment Agreement, dated July 15, 2009, between the Company and Earnest Leung. (incorporated herein by reference from Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.12
Employment Agreement, dated July 15, 2009, between the Company and Godfrey Hui. (incorporated herein by reference from Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.13
Amendment No. 1 to Note Exchange and Option Agreement, dated July 1, 2009, between Keywin Holdings Limited and the Company. (incorporated herein by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.14
Amendment No. 2 to Note Exchange and Option Agreement dated September 30, 2009, between Keywin Holding Limited and the Company. (incorporated herein by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009)

10.15
Amendment No. 3 to Note Exchange and Option Agreement, dated January 1, 2010, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2010)

10.16
Amendment No. 4 to Note Exchange and Option Agreement, dated September 30, 2010, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 8, 2010)

10.17
Lease Agreement, dated November 1, 2009, between NCN Group Management Limited and Vision Tech International Holdings Limited (incorporated herein by reference from Exhibit 10.24 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2010)

10.18	Lease Agreement, dated May 1, 2010, between NCN Group Management Limited and China Boon Holdings Limited.*
10.19	Lease Agreement, dated November 1, 2010, between NCN Group Management Limited and China Boon Holdings Limited.*
10.20	Lease Agreement, dated February 1, 2011 , between NCN Group Management Limited and China Boon Holdings Limited.*
10.21
Purchase and Sales Agreement dated January 24, 2007, by and among Crown Winner International Limited, Zhang Lina and Zhang Qinxiu for the acquisition of Quo Advertising. (incorporated herein by reference from Exhibit 10.25 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.22
Exclusive Management Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Bona and Bona’s PRC shareholders, namely Mr Dayong Hao and Mr. Kaiyin Liu  (incorporated herein by reference from Exhibit 10.26 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.23
Exclusive Technology Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Bona and Bona’s PRC shareholders, namely Mr Dayong Hao and Mr. Kaiyin Liu  (incorporated herein by reference from Exhibit 10.27 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.24
Equity Pledge Agreement dated January 1, 2008, between Lianhe and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu (incorporated herein by reference from Exhibit 10.28 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.25
Option Agreement dated January 1, 2008, between Lianhe and Bona’s PRC shareholders, namely Mr Dayong Hao and Mr. Kaiyin Liu  (incorporated herein by reference from Exhibit 10.29 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.26
Exclusive Management Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu (incorporated herein by reference from Exhibit 10.30 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.27
Exclusive Technology Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu (incorporated herein by reference from Exhibit 10.31 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.28
Equity Pledge Agreement dated January 1, 2008, between Lianhe and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu (incorporated herein by reference from Exhibit 10.32 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.29
Option Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu (incorporated herein by reference from Exhibit 10.33 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.30
Agreement in connection with the transfer of operation from Quo Advertising to Yi Gao dated January 1, 2010, by and among Quo Advertising, Linkrich Enterprise, Mr. Hao Da Yong, Ms. Shen Xiao Zhou, Ms. Kang Qian and Ms. Ying Zhen Zhen. (incorporated herein by reference from Exhibit 10.34 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.31
Declaration of Trust in connection with Quo Advertising holding 30% equity interest of Yi Gao on behalf of Linkrich Enterprise dated January 1, 2010 (incorporated herein by reference from Exhibit 10.35 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.32
Consultancy Agreement in connection with debt restructuring dated December 1, 2008, between NCN Group Ltd and Statezone Limited (incorporated herein by reference from Exhibit 10.36 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.33	Sino-Foreign Cooperative Joint Venture Agreement for Yi Gao Shanghai Advertising Limited dated January 1, 2009, between Quo Advertising and Linkrich Enterprise. *
14.1	Code of Business Conduct and Ethics for Network CN Inc. as approved and amended by the Board of Directors as of September 1, 2007 and September 29, 2008 respectively*
21.1	Subsidiaries of the registrant.*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

______
 * Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK CN INC

	By:	/s/ Earnest Leung
Earnest Leung
Chief Executive Officer
(Principal Executive Officer)
Date: March 18, 2011

	By:	/s/ Jennifer Fu
Jennifer Fu
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: March 18, 2011

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Earnest Leung and Jennifer Fu, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Earnest Leung	Chief Executive Officer and Director	March 18, 2011
Earnest Leung	(Principal Executive Officer)

/s/ Jennifer Fu	Chief Financial Officer	March 18, 2011
Jennifer Fu	(Principal Financial and Accounting Officer)

/s/ Godfrey Hui	Deputy Chief Executive Officer and Director	March 18, 2011
Godfrey Hui

/s/ Ronald Lee	Director	March 18, 2011
Ronald Lee

NETWORK CN INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Network CN Inc.

We have audited the accompanying consolidated balance sheets of Network CN Inc. and its subsidiaries and variable interest entities (collectively referred to as the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years then ended.  We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Page Two

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred net losses of $2,603,384 and $37,383,361 for the years ended December 31, 2010 and 2009 respectively.  Additionally, the Company used net cash in operating activities of $1,552,403 and $5,428,273 for the years ended December 31, 2010 and 2009 respectively.  As of December 31, 2010 and 2009, the Company recorded stockholders’ deficit of $3,524,536 and $1,491,206 respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Hong Kong Limited
BAKER TILLY HONG KONG LIMITED
Certified Public Accountants

Hong Kong SAR
March 18, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Network CN Inc.

We have audited the consolidated balance sheet of Network CN Inc. and all of its subsidiaries and variable interest entities (the “Company”) as of December 31, 2008, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the year ended December 31, 2008.  We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Network CN Inc. and all of its subsidiaries and variable interest entities as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the consolidated financial statements, the Company has incurred net losses attributable to NCN common stockholders of $59,484,833 for the year ended December 31, 2008. Additionally, during the year ended December 31, 2008, the Company has used cash flow in operations of $18,001,374. As of December 31, 2008, the Company recorded a stockholders' deficit of $23,356,217. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jimmy C.H. Cheung & Co.
  JIMMY C.H. CHEUNG & CO

  Certified Public Accountants

  Hong Kong
  Date:  March 26, 2009

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong
Tel:  (852) 25295500   Fax:  (852) 21277660
Email: jimmy.cheung@jchcheungco.hk
Website:  http://www.jchcheungco.hk

NETWORK CN INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

		As of December 31,
	Note	2010	2009
ASSETS
Current Assets
Cash		$170,621	$1,969,549
Accounts receivable, net	5	398,994	90,065
Prepayments for advertising operating rights, net	6	209,186	348,239
Investment in available-for-sale securities	7	123,077	-
Prepaid expenses and other current assets, net	8	385,422	665,907
Total Current Assets		1,287,300	3,073,760

Equipment, Net	9	574,407	1,389,691
Deferred Charges, Net	10	112,906	191,991

TOTAL ASSETS		$1,974,613	$4,655,442

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	11	$1,194,838	$2,288,059
Current liabilities from discontinued operations		-	3,655
Total Current Liabilities		1,194,838	2,291,714

1% Convertible Promissory Note Due 2012, Net	12	4,304,311	3,854,934

TOTAL LIABILITIES		5,499,149	6,146,648

COMMITMENTS AND CONTINGENCIES	13

STOCKHOLDERS’ DEFICIT	14
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 2,000,000,000 shares authorized Shares issued and outstanding: 422,522,071 and 423,122,071 as of December 31, 2010 and 2009 respectively		422,522	423,122
Additional paid-in capital		119,413,629	119,323,848
Deferred stock-based compensation		(307,500)	(900,000)
Accumulated deficit		(124,616,504)	(122,013,120)
Accumulated other comprehensive income		1,563,317	1,674,944
TOTAL STOCKHOLDERS’ DEFICIT		(3,524,536)	(1,491,206)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$1,974,613	$4,655,442

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

		Years Ended December 31,
	Note(s)	2010	2009	2008
REVENUES
Advertising services		$2,207,479	$1,266,927	$4,622,270

COST OF REVENUES
Cost of advertising services		(1,503,898)	(2,067,881)	(17,374,713)

GROSS PROFIT (LOSS)		703,581	(800,954)	(12,752,443)

OPERATING EXPENSES
Selling and marketing		(449,320)	(630,730)	(2,996,142)
General and administrative		(2,756,180)	(4,532,628)	(11,254,933)
Gain from write-off of long-aged payables		438,917	-	-
Net write-back of (allowance for) doubtful debts	5,8	(11,421)	542,771	(7,739,043)
Non-cash impairment charges	6,9	-	(802,487)	(18,109,200)
Total Operating Expenses		(2,778,004)	(5,423,074)	(40,099,318)

LOSS FROM OPERATIONS		(2,074,423)	(6,224,028)	(52,851,761)

OTHER INCOME
Interest income		1,374	22,486	90,703
Other income		48,307	14,086	645
Total Other Income		49,681	36,572	91,348

INTEREST AND OTHER DEBT-RELATED EXPENSES
Amortization of deferred charges and debt discount	12	(528,462)	(18,873,863)	(5,589,920)
Non-cash debt conversion charges	12	-	(10,204,627)	-
Loss on early extinguishment of debt	12	-	(1,696,684)	-
Interest expense	12	(50,180)	(420,731)	(1,492,458)
Total Interest and Other Debt-Related Expenses		(578,642)	(31,195,905)	(7,082,378)

NET LOSS BEFORE INCOME TAXES		(2,603,384)	(37,383,361)	(59,842,791)
Income taxes	19	-	-	-
NET LOSS FROM CONTINUING OPERATIONS		(2,603,384)	(37,383,361)	(59,842,791)

DISCONTINUED OPERATIONS
Net loss from discontinued operations, net of income taxes	17	-	-	(21,044)
Gain from disposal of discontinued operations	17	-	-	66,085
NET INCOME FROM DISCONTINUED OPERATIONS		-	-	45,041

NET LOSS		$(2,603,384)	$(37,383,361)	$(59,797,750)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS, NET OF INCOME TAXES		-	24,173	312,917

NET LOSS ATTRIBUTABLE TO NCN COMMON STOCKHOLDERS		$(2,603,384)	$(37,359,188)	$(59,484,833)

OTHER COMPREHENSIVE INCOME
Change in unrealized loss on available-for-sale securities, net of taxes		(153,559)	-	-
Foreign currency translation gain		41,932	26,655	1,589,247
Less: foreign currency translation (gain) loss attributable to noncontrolling interests		-	828	(7,083)
Foreign currency translation gain (loss) attributable to NCN common stockholders		(111,627)	27,483	1,582,164

COMPREHENSIVE LOSS ATTRIBUTABLE TO NCN COMMON STOCKHOLDERS		$(2,715,011)	$(37,331,705)	$(57,902,669)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED
Loss per common share from continuing operations attributable to NCN common stockholders	16	$(0.01)	$(0.12)	$(0.83)
Loss per common shares from discontinued operations attributable to NCN common stockholders	16	-	-	-
Net loss per common share – basic and diluted	16	$(0.01)	$(0.12)	$(0.83)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	16	422,545,085	317,882,046	71,569,242

AMOUNTS ATTRIBUTABLE TO NCN COMMON STOCKHOLERS
Loss from continuing operations, net of tax		$(2,603,384)	$(37,359,188)	$(59,527,473)
Gain from discontinued operations, net of tax		-	-	42,640
NET LOSS ATTRIBUTABLE TO NCN COMMON STOCKHOLDERS		$(2,603,384)	$(37,359,188)	$(59,484,833)

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	Common Stock		Additional Paid-In	Deferred Stock-Based		Accumulated Other Comprehensive
	Share	Amount	Capital	Compensation	Accumulated Deficit	Income	Total
Balance as of January 1, 2008	69,151,608	$69,152	$35,673,586	$-	$(25,169,099)	$65,297	$10,638,936
Value of warrants associated with convertible notes	-	-	5,810,000	-	-	-	5,810,000
Value of beneficial conversion feature of convertible notes to common stock	-	-	11,030,303	-	-	-	11,030,303
Issuance of stock for acquisition of subsidiaries	1,500,000	1,500	3,736,500	-	-	-	3,738,000
Issuance of stock for services rendered by directors and officers	330,000	330	(330)	-	-	-	-
Issuance of stock for services rendered by employees	660,000	660	(660)	-	-	-	-
Stock-based compensation for stock granted to directors, officers and employees for services	-	-	3,149,028	-	-	-	3,149,028
Stock-based compensation for stock granted to a consultant for services	-	-	52,354	-	-	-	52,354
Stock-based compensation for stock warrants issued to a placement agent for service	-	-	127,831	-	-	-	127,831
Translation adjustment	-	-	-	-	-	1,582,164	1,582,164
Net loss for the year	-	-	-	-	(59,484,833)	-	(59,484,833)
Balance as of December 31, 2008	71,641,608	$71,642	$59,578,612	$-	$(84,653,932)	$1,647,461	$(23,356,217)

Issuance of stock for services rendered by directors and officers	43,385,000	43,385	(43,385)	(1,200,000)	-	-	(1,200,000)
Issuance of stock for services rendered by employees	1,060,000	1,060	(1,060)	-	-	-	-
Stock-based compensation for stock granted to directors, officers and employees for services	-	-	1,333,441	-	-	-	1,333,441
Stock-based compensation for stock granted to a consultant for services	-	-	125,647	-	-	-	125,647
Stock-based compensation for stock warrants issued to a placement agent for service	-	-	319,581	-	-	-	319,581
Issuance of stock to Keywin	307,035,463	307,035	(307,035)	-	-	-	-
Exchange of 3% Convertible Promissory Notes to Common Stock			45,000,000				45,000,000
Exchange of accrued and unpaid interests of 3% Convertible Promissory Notes to Common Stock			1,665,675				1,665,675
Non-Cash Debt Conversion Charges	-	-	10,204,627	-	-	-	10,204,627
Value of beneficial conversion feature of convertible note to common stock			1,447,745				1,447,745
Amortization of deferred stock-based compensation	-	-	-	300,000	-	-	300,000
Translation adjustment	-	-	-	-	-	27,483	27,483
Net loss for the year	-	-	-	-	(37,359,188)	-	(37,359,188)
Balance as of December 31, 2009	423,122,071	$423,122	$119,323,848	$(900,000)	$(122,013,120)	$1,674,944	$(1,491,206)
Cancellation of stock for services rendered by directors and officers	(600,000)	(600)	600	-	-	-	-
Stock-based compensation for stock granted to directors, officers and employees for services	-	-	89,181	-	-	-	89,181
Amortization of deferred stock-based compensation	-	-	-	592,500	-	-	592,500
Change in unrealized loss on available-for-sale securities	-	-	-	-	-	(153,559)	(153,559)
Translation adjustment	-	-	-	-	-	41,932	41,932
Net loss for the year	-	-	-	-	(2,603,384)	-	(2,603,384)
Balance as of December 31, 2010	422,522,071	$422,522	$119,413,629	$(307,500)	$(124,616,504)	$1,563,317	$(3,524,536)

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(2,603,384)	$(37,383,361)	$(59,842,791)
Net income from discontinued operations	-	-	45,041
Net loss	(2,603,384)	(37,383,361)	(59,797,750)

Adjustments to reconcile net loss to net cash used in operating activities, including discontinued operations:
Depreciation and amortization:
Equipment and intangible assets	257,899	576,938	1,956,090
Deferred charges and debt discount	528,462	18,873,863	5,589,920
Non-cash debt conversion charges	-	10,204,627	-
Loss on early extinguishment of debt	-	1,696,684	-
Stock-based compensation for service	681,681	878,669	3,329,213
Loss on disposal of equipment	579,341	127,441	176,535
(Net write-back of) allowance for doubtful debt	11,421	(542,771)	7,739,043
Non-cash impairment charges
Equipment and intangible assets	-	802,487	10,129,392
Prepayments for advertising operating rights	-	-	7,979,808
Gain from write-off of long-aged payables	(438,917)	-	-
Gain from sales of available-for-sale securities	(9,406)	-	-
Gain from disposal of discontinued operations	-	-	(66,085)
Gain from disposal of subsidiaries	(3,655)	-	-
Net gain on deconsolidation of variable interest entities	(2,037)	(14,338)	-
Changes in operating assets and liabilities, net of effects from acquisitions and disposition:
Accounts receivable, net	(317,274)	548,509	(766,282)
Prepayments for advertising operating rights, net	151,672	69,873	5,634,833
Prepaid expenses and other current assets, net	277,438	83,019	(2,974,785)
Accounts payable, accrued expenses and other payables	(665,644)	(1,349,913)	3,068,694
Net cash used in operating activities	(1,552,403)	(5,428,273)	(18,001,374)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(56,618)	(128,489)	(3,518,408)
Proceeds from sales of equipment	55,639	74,449	10,906
Purchase of available-for-sale securities	(908,441)	-	-
Proceeds from sales of available-for-sale securities	641,211	-	-
Net cash used in acquisition of subsidiaries, net	-	-	(2,708,928)
Proceeds from disposal of discontinued operations, net of cash disposed of	-	(324)	(472,827)
Net cash used in investing activities	(268,209)	(54,364)	(6,689,257)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 3% convertible promissory note, net of costs	-	-	33,900,000
Repayment of 12% convertible promissory note	-	-	(5,000,000)
Issuance costs paid for 1% convertible promissory note	-	(250,000)	-
Capital injection from noncontrolling interests holders	-	-	57,383
Net cash (used in) provided by financing activities	-	(250,000)	28,957,383

EFFECT OF EXCHANGE RATE CHANGES ON CASH	21,684	(14,945)	1,216,851

NET (DECREASE) INCREASE IN CASH	(1,798,928)	(5,747,582)	5,483,603

CASH, BEGINNING OF YEAR	1,969,549	7,717,131	2,233,528

CASH, END OF YEAR	$170,621	$1,969,549	$7,717,131

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$-	$-		$-
Interest paid for 12% convertible promissory note	$-	$-		$69,041
Interest paid for 1% convertible promissory note	$50,001	$24,795		$-
Other interest paid	$179	$-	$	=

SUPPLEMENTAL DISCLOSURE FOR NON-CASH ACTIVITIES:

1)      NON-CASH INVESTING ACTIVITIES

In January 2008, the Company acquired 100% equity interest of Cityhorizon BVI, a British Virgin Islands company. The Company issued 1,500,000 shares of restricted common stock of par value of $0.001 each, totaling $3,738,000 as part of the consideration.

2)      NON-CASH FINANCING ACTIVITIES

In April 2009, the Company issued an aggregate of 307,035,463 shares of the Company’s restricted common stock with par value of $0.001 each and an option to purchase an aggregate of 122,814,185 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000, exercisable for a three-month period to a new investor in exchange for 3% Convertible Promissory Notes in the principal amount of $45,000,000, and all accrued and unpaid interest thereon ($1,665,675). Pursuant to a note exchange agreement dated April 2, 2009, the Company and the investors canceled the 3% Convertible Promissory Notes in the principal amount of $5,000,000 held by the investors including all accrued and unpaid interest thereon ($185,075), and all of the Warrants, in exchange for the Company’s issuance of new 1% Unsecured Senior Convertible Promissory Note due 2012 in the principal amount of $5,000,000. For more details, please refer to Note 12 – Convertible Promissory Notes and Warrants.

The accompanying notes are an integral part of the consolidated financial statements.

 NETWORK CN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTE 1          ORGANIZATION AND PRINCIPAL ACTIVITIES

Network CN Inc., its subsidiaries and those variable interest entities for which it is the primary beneficiary (collectively “NCN” or the “Company” “we”, “our” or “us”) are principally engaged in the provision of out-of-home advertising in China. In 2006 the Company began operating a network of roadside LED digital video panels, mega-size LED digital video billboards and light boxes in major Chinese cities.

Network CN Inc. was originally incorporated on September 10, 1993 under the name EC Capital Limited, is a Delaware company with headquarters in the Hong Kong Special Administrative Region of the People’s Republic of China (“the PRC” or “China”). The Company was operated by different management teams in the past, under different operating names, pursuing a variety of business ventures. Between 2004 and 2006, the Company operated under the name Teda Travel Group Inc., which was primarily engaged in the provision of management services to hotels and resorts in China. On August 1, 2006, the Company changed its name to “Network CN Inc.” and focused on building a nationwide information and entertainment network in China through its business in Travel Network and Media Network. In 2008, the Company disposed of its entire Travel Network in order to focus on its Media Network. Accordingly, the Media Network has been classified as discontinued operations for all periods presented. (See Note 17 – Discontinued Operations for details).

Details of the Company’s principal subsidiaries and variable interest entities as of December 31, 2010 are described in Note 3 – Subsidiaries and Variable Interest Entities.

Going Concern

The Company has experienced recurring net losses of $2.6 million, $37.4 million and $59.8 million for the years ended December 31, 2010, 2009 and 2008 respectively. Additionally, the Company has net cash used in operating activities of $1.6 million, $5.4 million and $18 million for the years ended December 31, 2010, 2009 and 2008 respectively. As of December 31, 2010 and 2009, the Company has a stockholders’ deficit of $3.5 million and $1.5 million, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In response to current financial conditions, the Company has undergone a drastic cost-cutting exercise including reduction of the Company’s workforce, office rentals, as well as selling and marketing expenses and other general and administrative expenses. Certain commercially non-viable concession right contracts were terminated and management has successfully negotiated with certain authority parties of concessions to reduce their advertising operating right fees. The Company has also continued to strengthen its sales force in order to increase its sales volume.

The existing cash and cash equivalents together with high liquid current assets are insufficient to fund the Company’s operations for the next twelve months. The Company will need to rely upon some combination of cash generated from the Company’s operations, the potential exercise of our outstanding $2 million option by Keywin Holdings Limited, of which the Company’s chief executive director is the director and his spouse is the sole shareholder, and the proceeds from the issuance of the Company’s equity and debt securities in order to maintain the Company’s operation. Based on the Company’s best estimation and forecast, the Company believes that there are sufficient financial resources to meet the cash requirements for coming twelve months and the consolidated financial statements have been prepared on a going concern basis. However, there can be no assurance the Company will be able to continue as a going concern.

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

(B) Principles of Consolidation

The consolidated financial statements include the financial statements of Network CN Inc., its subsidiaries and variable interest entities for which it is the primary beneficiary. These variable interest entities are those in which the Company, through contractual arrangements, bears the risks and enjoys the rewards normally associated with ownership of the entities. Upon making this determination, the Company is deemed to be the primary beneficiary of these entities, which are then required to be consolidated for financial reporting purpose. All significant intercompany transactions and balances have been eliminated upon consolidation.

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

(D) Cash and Cash Equivalents

Cash includes cash on hand, cash accounts, and interest bearing savings accounts placed with banks and financial institutions. For the purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2010 and 2009, the Company had no cash equivalents.

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

(G) Investments in available-for-sale securities

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

The determination of current or noncurrent status for individual available-for-sale securities is made on the basis of whether or not the securities are considered working capital available for current operations under Accounting Standards Codification, or ASC,  210-10-45. We determined that investments in available-for-sale securities have not been made for the purposes of control, affiliation, or other continuing business advantage as a result, investments in available-for-sale securities are classified as current assets on the consolidated financial statements as of December 31, 2010.

(H) Equipment, Net

Equipment is stated at cost less accumulated depreciation and impairment losses. Depreciation is provided on a straight-line basis, less estimated residual values over the assets’ estimated useful lives.  The estimated useful lives are as follows:

Media display equipment	5 - 7 years
Office equipment	3 - 5 years
Furniture and fixtures	3 - 5 years
Motor vehicles	5 years
Leasehold improvements	Over the unexpired lease terms

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

The portion of debt discount resulting from the allocation of proceeds to the financial instruments related to warrants associated with convertible promissory notes is being amortized over the life of the convertible promissory notes, using the effective interest method. For the portion of debt discount resulting from the allocation of proceeds to the beneficial conversion feature, it is amortized over the term of the notes from the respective dates of issuance using the effective interest method.

2)           Debt Restructuring and Issuance of 1% Convertible Promissory Note

On April 2, 2009, the Company entered into a new financing arrangement with the holders of the 3% convertible promissory notes and warrants and a new investor. The Company provided an inducement conversion offer to a new investor who exchanged 3% convertible promissory notes in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 307,035,463 shares of the Company’s common stock (the original conversion price is $1.65 per share convertible into 28,282,227 shares). Pursuant to ASC Topic 470-20, all the unamortized debt discount (including the discount from an allocation of proceeds to the warrants and the discount originated by the beneficial conversion feature) of the relevant 3% convertible promissory notes remaining at the date of conversion were immediately recognized as expenses and is included in amortization of deferred charges and debt discount in the consolidated statement of operations. The Company also accounted for the inducement conversion offer according to ASC Topic 470-20. To induce conversion, the Company has reduced the conversion price and also granted an option to purchase an aggregate of 122,814,185 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000, originally exercisable for a three-month period and eventually extended through twenty-seven month period ending on June 30, 2011. The Company recognized non-cash debt conversion charges equal to the fair value of the incremental consideration (including both reduction in the conversion price and grant of purchase option) given as of the date the inducement offer is accepted by a new investor. The fair value of the purchase option was determined utilizing the Black-Scholes option pricing model.

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

The Company determined the new 1% convertible promissory notes to be conventional convertible instruments under ASC Topic 815-40-25. Its embedded conversion option was qualified for equity classification pursuant to ASC Topic 815-40, and ASC Topic 815-10-15-74. The embedded beneficial conversion feature was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The debt discount resulting from the allocation of proceeds to the beneficial conversion feature is amortized over the term of the 1% convertible promissory notes from the respective dates of issuance using the effective interest method.

(L) Revenue Recognition

For advertising services, the Company recognizes revenue in the period when advertisements are either aired or published. Revenues from advertising barter transactions are recognized in the period during which the advertisements are either aired or published. Expenses from barter transactions are recognized in the period as incurred. Barter transactions are accounted in accordance with  ASC Topic 605-20-25, which are recorded at the fair value of the advertising provided based on the Company’s own historical practice of receiving cash for similar advertising from buyers unrelated to the counterparty in the barter transactions. The amounts included in advertising services revenue and general and administrative for barter transactions were approximately $nil, $nil and $41,000 for the years ended December 31, 2010, 2009 and 2008 respectively.

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

Common stock, stock options and warrants issued to other than employees or directors in exchange for services are recorded on the basis of their fair value, as required by ASC Topic 718. In accordance with ASC Topic 505-50, the non-employee stock options or warrants are measured at their fair value by using the Black-Scholes option pricing model as of the earlier of the date at which a commitment for performance to earn the equity instruments is reached (“performance commitment date”) or the date at which performance is complete (“performance completion date”). The stock-based compensation expenses are recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Accounting for non-employee stock options or warrants which involve only performance conditions when no performance commitment date or performance completion date has occurred as of reporting date requires measurement at the equity instruments then-current fair value. Any subsequent changes in the market value of the underlying common stock are reflected in the expense recorded in the subsequent period in which that change occurs.

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or reversed. Under ASC Topic 740, the expense or benefit related to adjusting deferred tax assets and liabilities as a result of a change in tax rates is recognized in income or loss in the period that includes the enactment date.

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

The diluted net loss per share is the same as the basic net loss per share for the years ended December 31, 2010, 2009 and 2008 as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

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

(V) Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU 2009-13, “Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition)”. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU 2009-13 on our financial statements.

In October 2009, the FASB issued ASU 2009-14, “Certain Arrangements That Include Software Elements, (amendments to ASC Topic 985, Software)”. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU 2009-14 on our financial statements.

In March 2010, FASB issued ASU 2010-11 Derivatives and Hedging (Topic 815) Scope Exception Related to Embedded Credit Derivatives. ASU 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only one form of embedded credit derivative qualifies for the exemption—one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. Management is currently evaluating the potential impact of ASU 2010-11 on our financial statements.

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

In April 2010, FASB issued ASU2010-18 Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (A consensus of the FASB Emerging Issues Task). This Update clarifies that modifications of loans that are accounted for within a pool under Subtopic 310-30, which provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition, do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The adoption of ASU 2010-18 did not have a material impact on our financial statements.

In July 2010, FASB issued ASU 2010-20 Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This Update improves the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period and disclosures about activity that occurs during a reporting period are effective for interim and annual reporting period ending on or after December 15, 2010.  The adoption of ASU 2010-20 did not have a material impact on our financial statements.

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

In September 2010, FASB issued ASU 2010-25 Plan Accounting—Defined Contribution Pension Plans (Topic 962): Reporting Loans to Participants by Defined Contribution Pension Plans (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update require that participant loans be classified as notes receivable from participants, which are segregated from plan investments and measured at their unpaid principal balance plus any accrued but unpaid interest. The amendments in this Update should be applied retrospectively to all prior periods presented, effective for fiscal years ending after December 15, 2010. Early adoption is permitted. The adoption of ASU 2010-25 did not have a material impact on our financial statements.

In December 2010, FASB issued ASU 2010-28 Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities may early adopt the amendments using the effective date for public entities. Management is currently evaluating the potential impact of ASU 2010-28 on our financial statements.

In December 2010, FASB issued ASU 2010-29 Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force).The objective of this Update is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. Management is currently evaluating the potential impact of ASU 2010-29 on our financial statements.

In December 2010, FASB issued ASU 2011-01 Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The deferral in this amendment is effective upon issuance. The adoption of ASU 2011-01 did not have a material impact on our financial statements.

(W) Reclassifications

Certain amounts reported for prior years have been reclassified to conform to the current year’s presentation.

NOTE 3                   SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal consolidated subsidiaries and variable interest entities as of December 31, 2010 were as follows:

Name	Place of Incorporation	Ownership/Control interest attributable to the Company	Principal activities
NCN Group Limited	BVI	100%	Investment holding
NCN Media Services Limited	BVI	100%	Investment holding
Linkrich Enterprise Advertising and Investment Limited	Hong Kong	100%	Investment holding
Crown Winner International Limited	Hong Kong	100%	Dormant
Cityhorizon Limited	Hong Kong	100%	Investment holding
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
Crown Eagle Investment Limited	Hong Kong	100%	Dormant
NCN Huamin Management Consultancy (Beijing) Company Limited	PRC	100%	Dormant
Huizhong Lianhe Media Technology Co., Ltd.	PRC	100%	Provision of high-tech services
Beijing Huizhong Bona Media Advertising Co., Ltd.*	PRC	100%(4)	Provision of advertising services
Yi Gao Shanghai Advertising Limited	PRC	100%(5)	Provision of advertising services
* Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.

Remarks:
1)
During the year ended December 31, 2010, Lianhe terminated its commercial agreement with Quo Advertising. All the business operations of Quo Advertising have been transferred to Yi Gao. Accordingly, the Company recorded a gain on deconsolidation of variable interest entity of $nil during the year ended December 31, 2010.

2)
During the year ended December 31, 2010, Botong terminated its commercially non-viable concession right contracts and no business was operated by Botong. As of March 31, 2010, Lianhe terminated its commercial agreements with Botong.  Accordingly, the Company recorded a gain on deconsolidation of variable interest entity of $2,037 included in general and administrative expenses on the consolidated statements of operations during the year ended December 31, 2010.

3)
During the year ended December 31, 2010, the Company winded up its wholly owned subsidiaries, namely, Profit Wave Investment Limited, a Hong Kong company, Teda (Beijing) Hotels Management Limited, a PRC company and NCN Travel Services Limited, a BVI company. Accordingly, the Company recorded a gain on disposal of subsidiaries of $3,655 included in general and administrative expenses on the consolidated statements of operations during the year ended December 31, 2010.

4)
As of December 31, 2010, the Company did not directly own equity interest of Bona. However, the Company exerted 100% control through a set of commercial agreements.  For details of commercial agreements, please refer to Note 4 – Business Combination.

5)
As of December 31, 2010, the Company directly owned 70% equity interest of Yi Gao while the remaining 30% equity interest the Company exerted control through trust arrangement with Quo Advertising. On January 20, 2011, the Company directly owned 100% equity interest of Yi Gao following the transfer of the remaining 30% interest from Quo Advertising to the Company.

NOTE 4                   BUSINESS COMBINATIONS

(A)	Transactions Completed in 2008

1.           Acquisition of Cityhorizon BVI

On January 1, 2008, the Company through Cityhorizon Limited (“Cityhorizon Hong Kong”), its wholly owned subsidiary incorporated in Hong Kong, entered into a Share Purchase Agreement with Cityhorizon Limited (“Cityhorizon BVI”), a company incorporated in British Virgin Islands, Lianhe, a wholly owned subsidiary of Cityhorizon BVI, Bona, a PRC operating company controlled by Cityhorizon BVI through trust arrangement, and a third party who is the sole shareholder of Cityhorizon BVI, to acquire 100% of the issued and outstanding shares of Cityhorizon BVI along with its subsidiary, Lianhe and 100% control in Bona. Pursuant to the Share Purchase Agreement, the Company in January 2008 paid the third party $5,000,000 in cash and issued the third party 1,500,000 shares of restricted common stock of par value of $0.001 each, totaling $3,738,000. The total purchase consideration was $8,738,000. The purpose of the acquisition was to strengthen the Company’s media network in China.

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

Intangible assets represent the acquired application systems developed internally by Lianhe for controlling LED activities. Based on a valuation performed by an independent appraiser, the fair value of the acquired application systems as of the date of acquisition amounted to RMB31,000,000 (equivalent to US$4,252,564 at the then-prevailing exchange rate). This fair value, after deducting negative goodwill of $2,278,699 arising from the business combination with Cityhorizon BVI, Lianhe and Bona, equaled $1,973,865. Such net amount was amortized over the useful lives of the application systems. The net book value of the acquired application systems was reduced to $nil by an impairment loss recorded in 2008.

Commercial arrangement with Bona

In order to strengthen our compliance with existing PRC regulation, the Company, upon the completion of acquisition on January 1, 2008, caused Lianhe, its wholly owned foreign subsidiary, to enter into a series of commercial agreements with Bona and their registered PRC shareholders who held the equity interest on behalf of Cityhorizon BVI through trust arrangements. Pursuant to these commercial agreements, Lianhe is obligated to provide exclusive technology and management consulting services to Bona in exchange for service fees amounting to substantially all of the net income of Bona. Each of the registered PRC shareholders of Bona also entered into equity pledge agreements and option agreements with Lianhe which cannot be amended or terminated except by written consent of all parties. Pursuant to these equity pledge agreements and option agreements, each shareholder pledged its equity interest in Bona for the performance of payment obligations of Bona under the exclusive technology and management consulting services agreements. In addition, the shareholders of Bona assigned to Lianhe all their voting rights as shareholders of Bona and Lianhe has the option to acquire the equity interests of Bona at a mutually agreed purchase price that will first be used to repay any loans payable to Lianhe or any affiliate of Lianhe by the registered shareholders of Bona. Through these contractual arrangements, Lianhe becomes the primary beneficiary of Bona which becomes a variable interest entity to the Company.

2.           Consolidation of variable interest entity - Botong

On January 1, 2008, the Company caused its subsidiary, Lianhe, to enter into a series of commercial agreements with Botong, a company organized under the laws of the PRC, and its shareholders, pursuant to which Lianhe provides exclusive technology and management consulting services to Botong in exchange for service fees amounting to substantially all of the net income of Botong. Each of the registered PRC shareholders of Botong also entered into equity pledge agreements and option agreements with Lianhe which cannot be amended or terminated except by written consent of all parties. Pursuant to these equity pledge agreements and option agreements, each shareholder pledged such shareholder’s interest in Botong for the performance of such Botong’s payment obligations under its respective exclusive technology and management consulting services agreements. In addition, Lianhe has been assigned all voting rights by the shareholders of Botong and has the option to acquire the equity interests of Botong at a mutually agreed purchase price which shall first be used to repay any loans payable to Lianhe or any affiliate of Lianhe by the registered PRC shareholders.

In addition, as of January 1, 2008, Lianhe committed to extend a loan totaling RMB1,000,000 (equivalent to $137,179 at the then-prevailing exchange rate) to the registered shareholders of Botong for the purpose of financing such shareholders’ investment in Botong. Through the above contractual arrangements, Lianhe becomes the primary beneficiary of Botong which becomes a variable interest entity. The results of operations of Botong have been included in the Company's consolidated statement of operations since January 1, 2008.

On January 1, 2008, the net assets of Botong were as follows:
Cash	$653
Prepaid expenses and other current assets, net	102,154
Equipment, net	599,348
Intangible asset	551,031
Accounts payable, accrued expenses and other payables	(1,116,007)
Net assets	$137,179

The acquired identifiable intangible asset represents an advertising operating right owned by Botong with a fair value of $551,031 as of the effective date of the above contractual arrangements is being amortized over the remaining contract period for the advertising operating right. The net book value of the acquired advertising operating right was reduced to $nil by an impairment loss recorded in 2009.

During the year ended December 31, 2010, Botong terminated its commercially non-viable concession right contracts and no business was operated by Botong. As of March 31, 2010, Lianhe terminated its commercial agreements with Botong. Please refer to Note3 – Subsidiaries and Variable Interest Entities for details.

(B)	Unaudited Pro Forma Consolidated Financial Information

Disclosure for the year ended December 31, 2008

As the acquisition of Cityhorizon BVI and consolidation of Botong was on January 1, 2008, no pro-forma consolidated financial information was required to be prepared according to ASC Topic 805.

NOTE 5                   ACCOUNTS RECEIVABLE, NET

 Accounts receivable, net as of December 31, 2010 and 2009 consisted of the following:

	2010	2009
Accounts receivable	$411,592	$93,909
Less: allowance for doubtful debts	(12,598)	(3,844)
Total	$398,994	$90,065

For the year ended December 2010, the Company recorded an allowance of doubtful debts for accounts receivable of $8,546. For the year ended December 31, 2009, the Company recorded a net write-back of allowance for doubtful debts for accounts receivable of $421,172. For the years ended December 31, 2008, the Company recorded an allowance for doubtful debts for accounts receivable of $598,060. Such allowance for doubtful debt and net write-back of allowance for doubtful debts were included as net write-back of  (allowance for) doubtful debts on the consolidated statements of operations.

The Company recorded a write-off of certain allowance for doubtful debts for accounts receivable of $nil, $175,593, $nil for the years ended December 31, 2010, 2009 and 2008 respectively.

NOTE 6                   PREPAYMENTS FOR ADVERTISING OPERATING RIGHTS, NET

Prepayments for advertising operating rights, net as of December 31, 2010 and 2009 were as follows:

	2010	2009
Gross carrying amount
Beginning	$2,807,038	$24,606,150
Addition	1,204,206	2,069,739
Write off	(3,932,649)	(23,907,912)
Translation adjustments	130,591	39,061
Total gross carrying amount	209,186	2,807,038

Accumulated amortization
Beginning	(2,349,702)	(16,275,735)
Transfer from accrued advertising operating rights fee	(104,684)	(733,000)
Amortization for the year	(1,115,593)	(1,388,980)
Write off	3,684,155	16,031,388
Translation adjustments	(114,176)	16,625
Total accumulated amortization	-	(2,349,702)

Provision for impairment
Beginning	(109,097)	(7,912,303)
Write off	112,892	7,876,523
Translation adjustments	(3,795)	(73,317)
Total provision for impairment	-	(109,097)

Prepayments for advertising operating rights, net	$209,186	$348,239

Total amortization expense of prepayments for advertising operating rights of the Company for the years ended December 31, 2010, 2009 and 2008 were $1,115,593, $1,388,980 and $15,167,456 respectively. The amortization expense of prepayments for advertising operating rights was included as cost of advertising services on the consolidated statement of operations.

Provision for impairment

As the Company recorded a continuous net loss, the Company performed an impairment review of its prepayments for advertising operating rights. The Company compared the carrying amount of the prepayments for advertising operating rights of each project to the sum of the undiscounted cash flows expected to be generated. For those projects with carrying values exceeding undiscounted cash flows, the Company determined their fair values using a discounted cash flow analysis. Accordingly, the Company recorded an impairment loss of $nil, $nil and $7,979,808 for the years ended December 31, 2010, 2009 and 2008 respectively in relation to the prepayments for certain advertising operating rights projects. The impairment loss was included as non-cash impairment charges on the consolidated statement of operations.

For the years ended December 31, 2010, 2009 and 2008, the Company recorded a write-off of provision for impairment losses against cost and accumulated amortization of certain prepayments for advertising operating rights amounted to $112,892, $7,876,523 and $nil respectively.

NOTE 7               INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

Investments in available-for-sale securities as of December 31, 2010 and 2009 were as follows:

	2010	2009
Listed equity securities in Hong Kong
Gross adjusted cost	$276,636	$-
Gross unrealised loss	(153,559)	-
Estimated fair value	$123,077	$-

As of December 31, 2010, the estimated fair value of these securities was $123,077, a total of $153,559 less than their adjusted costs. As the Company has no intent to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery, the Company concluded the decline in the fair value was temporary and recorded the unrealized loss to accumulated other comprehensive income on the consolidated balance sheets as of December 31, 2010. For the years ended December 31, 2010, 2009 and 2008, the Company recorded gain on sales of available-for-sales securities for proceeds of $641,211 amounted to $9,406, $nil and $nil respectively included as other income on the consolidated statements of operations.

The fair value of such securities was based on quoted market prices. These financial instruments consist of listed equity securities in Hong Kong, which are carried at fair value and were classified in Level 1 of the fair value hierarchy.

NOTE 8                   PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of December 31, 2010 and 2009 were as follows:

	2010	2009
Payments from customers withheld by a third party	$1,453,843	$1,404,977
Receivable from a related party (Note 15)	-	413,309
Other receivables	250,351	10,914
Prepaid expenses	132,945	158,722
Rental deposits	4,120	91,548
Sub-total	1,841,259	2,079,470
Less: allowance for doubtful debts	(1,455,837)	(1,413,563)
Total	$385,422	$665,907

For the year ended December 31, 2010, the Company recorded an allowance for doubtful debt for prepaid expenses and other current assets of $2,875. For the year ended December 31, 2009, the Company recorded a net write-back of allowance for doubtful debts for prepaid expenses and other current assets of $121,599, while for the years ended December 31, 2008, the Company recorded an allowance for doubtful debts for prepaid expenses and other current assets of $7,140,983. The allowance for doubtful debts for prepaid expenses and other current assets was included in net write-back of / (allowance for) doubtful debts on the consolidated statements of operations.

The Company wrote off certain allowance for doubtful debts for prepaid expenses and other current assets of $9,690, $5,601,974 and $nil for the years ended December 31, 2010, 2009 and 2008 respectively.

NOTE 9                   EQUIPMENT, NET

Equipment, net as of December 31, 2010 and 2009 consisted of the following:

	2010	2009
Media display equipment	$3,918,824	$5,230,837
Office equipment	196,553	225,558
Motor vehicles	115,543	95,699
Furniture and fixtures	10,907	15,566
Construction in progress	13,270	-
Sub-Total	4,255,097	5,567,660
Less: accumulated depreciation	(1,103,311)	(1,232,235)
Less: provision for impairment	(2,577,379)	(2,945,734)
Total	$574,407	$1,389,691

Depreciation expenses for the years ended December 31, 2010, 2009 and 2008 amounted to $257,899, $475,214 and $917,428 respectively.

Provision for impairment

As the Company has continued to record net losses, it performed an impairment review of its equipment. The Company compared the carrying value of its equipment to the sum of the undiscounted cash flows expected to be generated. For those assets with carrying values exceeding projected undiscounted cash flows, the Company determined their fair values using a discounted cash flow analysis. Accordingly, the Company recorded an impairment loss of $nil, $454,904 and $2,977,915 for certain media display equipment for the years ended December 31, 2010, 2009 and 2008. The impairment loss was included as non-cash impairment charges in the consolidated statements of operations.

For the years ended December 31, 2010, 2009 and 2008, the Company recorded a write-off of provision for impairment losses against cost and accumulated amortization of equipment amounted to $459,830, $494,953 and $nil respectively.

Pledge of Equipment

Since the completion of debt restructuring in April 2009, no equipment has been pledged by the Company.

NOTE 10                DEFERRED CHARGES, NET

Deferred charges, net as of December 31, 2010 and 2009 were as follows:

	2010	2009
Deferred charges	$250,000	$250,000
Less: accumulated amortization	(137,094)	(58,009)
Total	$112,906	$191,991

Total amortization of deferred charges for the years ended December 31, 2010, 2009 and 2008 amounted to $79,085, $1,189,214 and $527,885 respectively. They were included as amortization of deferred charges and debt discount in the consolidated statements of operations.

Pursuant to the debt restructuring in April, 2009, all the associated unamortized deferred charges of the 3% Convertible Promissory Notes at the date of transaction were immediately recognized as expenses and included as interest and other debt-related expenses. For details, please refer to Note 12 – Convertible Promissory Notes and Warrants.

NOTE 11               ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of December 31, 2010 and 2009 consisted of the following:

	2010	2009
Accounts payable	$-	$105,957
Accrued professional fee	70,492	468,942
Accrued staff benefit and related fees	546,505	908,832
Accrued interest expenses	12,603	12,603
Other accrued expenses	505,522	558,369
Payable to a related party (Note 15)	26,538	17,692
Other payables	33,178	215,664
Total	$1,194,838	$2,288,059

NOTE 12                CONVERTIBLE PROMISSORY NOTES AND WARRANTS

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

As of December 31, 2010, the warrants associated with 12% Convertible Promissory Note were forfeited.

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

Pursuant to a note exchange and option agreement, dated April 2, 2009 (the “Note Exchange and Option Agreement”), between the Company and Keywin Holdings Limited (“Keywin”), Keywin exchanged the 3% Convertible Promissory Notes in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 307,035,463 shares of the Company’s common stock and an option to purchase an aggregate of 122,814,185 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000, originally exercisable for a three-month period commencing on April 2, 2009 (the “Keywin Option”). Pursuant to several subsequent amendments, the exercise period of such option was extended to a twenty-seven-month period ending on June 30, 2011 and the Company has the right to unilaterally terminate the exercise period upon 30 days’ written notice. As of December 31, 2010, such option to purchase the Company’s common stock has not been exercised.

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

The following table details the accounting treatment of the convertible promissory notes:

	12% Convertible Promissory Note	3% Convertible Promissory Notes (first and second tranches)	3% Convertible Promissory Notes (third tranche)	1% Convertible Promissory Notes	Total
Net carrying value of convertible promissory notes as of December 31, 2007	$4,740,796	$7,885,496	$-	$-	$12,626,292
Proceeds of 3% convertible Promissory Notes (third tranche)	-	-	35,000,000	-	35,000,000
Allocation of proceeds:
Allocated relative fair value of warrants	-	-	(5,810,000)	-	(5,810,000)
Allocated intrinsic value of beneficial conversion feature	-	-	(11,030,303)	-	(11,030,303)
Amortization of debt discount for the year ended December 31, 2008	259,204	1,503,050	3,299,781	-	5,062,035
Repayment of 12% convertible promissory note	(5,000,000)	-	-	-	(5,000,000)
Net carrying value of convertible promissory notes as of December 31, 2008	-	9,388,546	21,459,478	-	30,848,024
Proceeds of 1% convertible Promissory Notes	-	-	-	5,000,000	5,000,000
Allocated intrinsic value of beneficial conversion feature	-	-	-	(1,447,745)	(1,447,745)
Amortization of debt discount for the year ended December 31, 2009	-	5,611,454	11,770,516	302,679	19,454,655
Write-off unamortized debt discount	-	-	1,770,006	-	1,770,006
Repayment of 3% convertible promissory note	-	(15,000,000)	(35,000,000)	-	(50,000,000)
Net carrying value of convertible promissory notes as of December 31, 2009	-	-	-	3,854,934	3,854,934
Amortization of debt discount for the year ended December 31, 2010	-	-	-	449,377	449,377
Net carrying value of convertible promissory notes as of December 31, 2010	$-	$-	$-	$4,304,311	$4,304,311

Amortization of Deferred Charges and Debt Discount

The amortization of deferred charges and debt discount for the year ended December 31, 2010 was as follows:

	Warrants	Conversion Features	Deferred Charges	Total
12% convertible promissory note	$-	$-	$-	$-
3% convertible promissory notes	-	-	-	-
1% convertible promissory notes	-	449,377	79,085	528,462
Total	$-	$449,377	$79,085	$528,462

The amortization of deferred charges and debt discount for the year ended December 31, 2009 was as follows:

	Warrants	Conversion Features	Deferred Charges	Total
12% convertible promissory note	$-	$-	$-	$-
3% convertible promissory notes	5,996,879	11,385,091	1,131,205	18,513,175
1% convertible promissory notes	-	302,679	58,009	360,688
Total	$5,996,879	$11,687,770	$1,189,214	$18,873,863

The amortization of deferred charges and debt discount for the year ended December 31, 2008 was as follows:

	Warrants	Conversion Features	Deferred Charges	Total
12% convertible promissory note	$259,204	$-	$80,700	$339,904
3% convertible promissory notes	1,657,004	3,145,827	447,185	5,250,016
1% convertible promissory notes	-	-	-	-
Total	$1,916,208	$3,145,827	$527,885	$5,589,920

The fair values of the financial instruments associated with warrants of both the 12% Convertible Promissory Note and 3% Convertible Promissory Notes were determined utilizing Black-Scholes option pricing model, which is consistent with the Company’s historical valuation methods. The following assumptions and estimates were used in the Black-Scholes option pricing model: (1) 12% Convertible Promissory Note: volatility of 182%; an average risk-free interest rate of 3.52%; dividend yield of 0%; and an expected life of 2 years, (2) 3% Convertible Promissory Notes: volatility of 47%; an average risk-free interest rate of 3.30%; dividend yield of 0%; and an expected life of 3.5 years. The respective allocated proceeds to the warrants of 12% Convertible Promissory Note and 3% Convertible Promissory Notes amounted to $333,670 and $8,300,000, respectively, is recorded in additional paid-in capital and the respective debt discount is amortized over the life of convertible promissory notes, using the effective interest method.

The embedded beneficial conversion feature are recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of beneficial conversion feature is calculated according to ASC Topic 470-20. Only the 3% Convertible Promissory Notes and 1% Convertible Promissory Notes are considered to have a beneficial conversion feature as the their effective conversion price was less than the Company’s market price of common stock at commitment date. For the 12% Convertible Promissory Note, no beneficial conversion feature existed. The value of beneficial conversion feature of 3% Convertible Promissory Notes and 1% Convertible Promissory Notes amounted to $15,757,575 and $1,447,745, respectively, is recorded as a reduction in the carrying value of the convertible promissory notes against additional paid-in capital. As the 3% Convertible Promissory Notes and 1% Convertible Promissory Notes have stated redemption dates, the respective debt discount is amortized over the term of the notes from the respective date of issuance using the effective interest method.

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

Interest Expense

The following table details the interest expenses:

	For the years ended December 31,
	2010	2009	2008
12% convertible promissory note	$-	$-	$69,041
3% convertible promissory notes	-	383,334	1,423,417
1% convertible promissory notes	50,001	37,397	-
Others	179	-	-
Total	$50,180	$420,731	$1,492,458

NOTE 13                COMMITMENTS AND CONTINGENCIES

(A)  Commitments

1. Rental Lease Commitment

The Company’s existing rental leases do not contain significant restrictive provisions. The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases as of December 31, 2010:

Fiscal years ending December 31,
2011	$109,339
2012	89,078
2013 and thereafter	-
Total	$198,417

Rental expense for the years ended December 31, 2010, 2009 and 2008 was $247,630, $ 381,093 and $1,390,070 respectively.

2. Annual Advertising Operating Rights Fee Commitment

The Company, through its PRC operating companies has acquired advertising rights from third parties to operate different types of advertising panels for certain periods.

The following table sets forth the estimated future annual commitment of the Company with respect to the advertising operating rights of panels that the Company held as of December 31, 2010:

Fiscal years ending December 31,
2011	$662,421
2012	697,285
2013	522,964
2014 and thereafter	-
Total	$1,882,670

3. Capital commitments

As of December 31, 2010 and 2009, the Company had commitments for capital expenditures in connection with construction of roadside advertising panels and mega-size advertising panels of approximately $48,000 and $18,000 respectively.

(B) Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. Set forth below is a description of certain loss contingencies as of December 31, 2010 and management’s opinion as to the likelihood of loss in respect of loss contingency.

On March 20, 2008, our wholly-owned subsidiary, NCN Huamin, entered into a rental agreement with Beijing Chengtian Zhihong TV & Film Production Co., Ltd., or Chengtian, pursuant to which a certain office premises located in Beijing was leased from Chengtian to NCN Huamin for a term of three years, commencing April 1, 2008. On December 30, 2008, NCN Huamin issued a notice to Chengtian to terminate the rental agreement effective on December 31, 2008 due to the fact that Chengtian had breached several provisions of the rental agreement and refused to take any remedial actions. On January 14, 2009, NCN Huamin received a notice from Beijing Arbitration Commission that Chengtian, as plaintiff, had initiated a lawsuit against NCN Huamin seeking an aggregate of RMB3,475,482 (equivalent to approximately US$505,000 at the then-prevailing exchange rate) for unpaid rental-related expenses, plus accrued interest, as well as compensation for unilateral termination of the rental contract. On February 25, 2009, NCN Huamin counter-claimed for breach of rental contract against Chengtian, seeking an aggregate of RMB1,069,094 (equivalent to approximately US$155,000 at the then-prevailing exchange rate) from Chengtian for overpayment of rental expenses and compensation for Chengtian’s breach of contract. In July 2009, the Beijing Arbitration Commission made a judgment that Huamin is liable to pay Chengtian of RMB1,930,243 (equivalent to approximately US$280,000 at the then-prevailing exchange rate).

In October, 2009, NCN Huamin appealed to Beijing Second Intermediate People's Court against the arbitration decision. On January 6, 2010, Beijing Second Intermediate People’s Court made a final judgment to rescind the original judgment made by the Beijing Arbitration Commission.

In June, 2010, NCN Huamin received a notice from Beijing Chaoyang People’s Court dated May 24, 2010 that Chengtain, as plaintiff, had initiated a lawsuit against NCN Huamin again, seeking an aggregate of RMB3,537,880 (equivalent to approximately US$520,000 at the then-prevailing exchange rate) for unpaid rental-related expenses, plus fines and penalties for delayed payment as well as compensation for unilateral termination of the rental contract. On December 1, 2010, the Beijing Chaoyang People’s Court made a judgment that Chengtian is liable to refund the rental deposit back to NCN Huamin of RMB1,455,197 (equivalent to approximately US$219,000 at the then-prevailing exchange rate).and NCN Huamin is liable to pay Chengtian for the unpaid rent and rental-related expenses of RMB641,651 (equivalent to approximately US$97,000 at the then-prevailing exchange rate), as a result, Chengtian is liable to refund a net balance of RMB813,546 (equivalent to approximately US$122,000 at the then-prevailing exchange rate) back to NCN Huamin.

On December 12, 2010, Chengtian appealed to Beijing Second Intermediate People's Court against the Chaoyang People’s Court’s decision. At present, the outcome of this lawsuit cannot be reasonably predicted. In light of our current liquidity position, we believe that the outcome of this litigation may have a material impact on our cash flow.

Other than as described above, there are no material legal proceedings to which the Company is a party, or to which any of the Company’s property is subject, that the Company expect to have a material adverse effect on our financial condition.

NOTE 14                STOCKHOLDERS’ DEFICIT

(A)	Stock, Options and Warrants Issued for Services

1. In August 2006, the Company issued a warrant to purchase up to 100,000 shares of restricted common stock to a consultant at an exercise price $0.70 per share. One-fourth of the shares underlying the warrant became exercisable every 45 days beginning from the date of issuance. The warrant remains exercisable until August 25, 2016. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following assumptions and estimates: expected dividend 0%, volatility 192%, a risk-free rate of 4.5% and an expected life of one (1) year. The value of the warrant recognized for the years ended December 31, 2010, 2009 and 2008 were $nil. As of December 31, 2010, none of the warrant was exercised.

2. In July 2007, NCN Group Management Limited entered into Executive Employment Agreements (the “Agreements”) with Godfrey Hui, Deputy Chief Executive Officer (former Chief Executive Officer), Daniel So, former Managing Director, Daley Mok, former Chief Financial Officer, Benedict Fung, former President, and Stanley Chu, former General Manager. Pursuant to the Agreements, each executive was granted shares of the Company’s common stock subject to annual vesting over five years in the following amounts: Mr. Hui, 2,000,000 shares; Mr. So, 2,000,000 shares; Dr. Mok, 1,500,000 shares; Mr. Fung, 1,200,000 shares and Mr. Chu, 1,000,000 shares. However, Mr. So, Mr. Fung and Mr. Chu resigned from their respective positions in January 2009 and Dr. Mok was removed as the Company’s Chief Financial Officer in June 2009. Further, on July 15, 2009, NCN Group Management Limited entered into a new executive employment agreement with Godfrey Hui, in connection with his services to the Company as the Deputy Chief Executive Officer. Accordingly, they are no longer entitled to those shares that would have vested on December 31, 2009, 2010 and 2011 in the following amounts: Mr. So, 1,500,000 shares; Mr. Fung, 970,000 shares; Mr. Chu, 790,000 shares; Dr. Mok, 1,200,000 shares; and Mr. Hui, 1,500,000 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized non-cash stock-based compensation of $nil, $nil and $2,797,200 included in general and administrative expenses on the consolidated statement of operations for the years ended December 31, 2010, 2009 and 2008 respectively. Out of the total shares granted under the Agreements, on January 2, 2008, an aggregate of 660,000 shares with par value of $0.001 each were vested and issued to the concerned executives. On July 28, 2009, an aggregate of 500,000 shares with par value of $0.001 each were vested and issued to certain concerned executives.

3. In September 2007, the Company entered into a service agreement with the then independent directors Peter Mak (who resigned as a director of the Company on December 31, 2009), Ronglie Xu (who hold office until July 2, 2009), Joachim Burger (who resigned as a director of the Company on September 30, 2008), Gerd Jakob (who resigned as a director of the Company on May 5, 2009) and Edward Lu (who hold office until July 2, 2009). Pursuant to the service agreements, each independent director was granted shares of the Company’s common stock subject to a vesting period of ten months in the following amounts: Peter Mak: 15,000 shares; Ronglie Xu: 15,000 shares; Joachim Burger: 15,000 shares, Gerd Jakob: 10,000 shares and Edward Lu: 10,000 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil, $nil and $86,970 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statement of operation for the years ended December 31, 2010, 2009 and 2008 respectively. On July 21, 2008, an aggregate of 65,000 shares of common stock of par value of $0.001 each were vested and issued to the independent directors.

4. In November 2007, the Company issued a warrant to purchase up to 300,000 shares of restricted common stock to a placement agent for provision of agency services in connection with the issuance of the 3% Convertible Promissory Notes at an exercise price $3.00 per share which are exercisable for a period of two years. The fair value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by ASC Topic 718 with the following weighted average assumptions: expected dividend 0%, volatility 182%, a risk-free rate of 4.05 % and an expected life of two (2) year. The warrant is expired in November 2009. The value of the warrant recognized for the years ended December 31, 2010, 2009 and 2008 were $nil, $319,581 and $127,831 respectively.

5. In December 2007, the Company committed to grant 235,000 shares of common stock to certain employees of the Company for their services rendered during the year ended December 31, 2007. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized non-cash stock-based compensation of $nil in general and administrative expenses on the consolidated statement of operation for the years ended December 31, 2010, 2009 and 2008. Such 235,000 shares of par value of $0.001 each were issued on January 2, 2008. In addition, the Company committed to grant another 30,000 shares of common stock to an employee pursuant to his employment contract for service rendered. The Company recognized the non-cash stock-based compensation of $nil, $nil and $76,500 for the years ended December 31, 2010, 2009 and 2008 for such 30,000 S-8 shares granted. In October 2008, such 30,000 shares of common stock of par value of $0.001 each were vested and issued to the employees.

6. In June 2008, the Company granted 110,000 shares of common stock to the then board of directors, Peter Mak, Ronglie Xu, Joachim Burger, Gerd Jakob, Edward Lu, Godfrey Hui, Daniel So, Daley Mok and Stanley Chu, as part of their directors’ fee for their service rendered during the period from July 1, 2008 to June 30, 2009. Each director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Peter Mak: 15,000 shares; Ronglie Xu: 15,000 shares; Joachim Burger: 15,000 shares; Gerd Jakob: 10,000 shares; Edward Lu: 10,000 shares; Godfrey Hui: 15,000 shares; Daniel So: 10,000 shares; Daley Mok: 10,000 shares and Stanley Chu: 10,000 shares. However, Mr. Joachim Burger and Mr. Gerd Jakob resigned as directors on September 30 2008 and May 5, 2009, respectively. Therefore, they are no longer entitled to those shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil, $74,999 and $95,001 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statement of operations for the years ended December 31, 2010, 2009 and 2008 respectively. On July 28, 2009, 85,000 shares of common stock of par value of $0.001 each were vested and issued to those directors.

7. In July 2008, the Company granted 170,000 shares of common stock to certain employees of the Company for their services rendered. One of the employees effectively resigned in January 2009 and forfeited his 70,000 share grant. Another of the employees agreed to forfeit his original entitled shares of 40,000. Accordingly, in connection with these stock grants, the Company recognized the non-cash stock-based compensation of $nil, $25,442 and $93,358 for the years ended December 31, 2010, 2009 and 2008 respectively. On July 28, 2009, 60,000 shares of common stock with par value of $0.001 were vested and issued to the employees.

8. In August 2008, the Company granted 100,000 shares of common stock to a consultant for services rendered. The value of stock grant recognized for the years ended December 31, 2010, 2009 and 2008 were $nil, $125,647 and $52,353 respectively.

9. In July 2009, the Company granted an aggregate of 1,800,000 shares of common stock to the independent directors of the Company for their services to the Company covering the period from July 2, 2009 to July 1, 2010. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Peter Mak: 600,000 shares; Ronald Lee: 600,000 shares; and Gerald Godfrey: 600,000 shares. Such shares with par value of $0.001were issued on July 28, 2009 but will not be vested until July 1, 2010 after which the relevant share certificate will be handed to the independent directors. However, Mr. Mak resigned as directors on December 31, 2009. Therefore, he is no longer entitled to those shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $18,000, $18,000 and $nil of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 respectively.

10. In July 2009, the Company granted an aggregate of 2,000,000 shares of common stock to Jennifer Fu, Chief Financial Officer and one employee of the Company individually for their services to the Company covering the period from July 15, 2009 to July 14, 2011. Such shares with par value of $0.001 were issued on July 28, 2009 but will not vest until July 14, 2010 after which the relevant share certificate will be handed to the employees. In connection with these stock grants and in accordance with ASC Topic 718. The Company recognized $30,000, $15,000 and $nil of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 respectively. In 2010, the Company also recognized $15,000 of deferred stock-based compensation accordingly and amortized it over remaining requisite service period amounting to $7,500 for the years ended December 31, 2010.

11. In July 2009, NCN Group Management Limited entered into Executive Employment Agreements with Earnest Leung, Chief Executive Officer and Godfrey Hui, Deputy Chief Executive Officer. Pursuant to the agreements, Dr. Earnest Leung and Mr. Godfrey Hui were granted 30,000,000 and 10,000,000 shares, respectively, for their services rendered during the period from July 1, 2009 to June 30, 2011. Such shares with par value of $0.001 each were issued to the concerned executives on July 28, 2009. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $1,200,000 of deferred stock compensation amortized over requisite service period. The amortization of deferred stock compensation of $600,000, $300,000 and $nil were recorded as non-cash stock-based compensation and included in general and administrative expenses on the consolidated statement of operation for the years ended December 31, 2010, 2009 and 2008 respectively.

12. In August 2010, the Company granted an aggregate of 1,800,000 shares of common stock to the independent directors of the Company for their services to the Company covering the period from July 2, 2010 to July 1, 2011. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Ronald Lee: 600,000 shares; Gerald Godfrey: 600,000 shares; and Serge Choukroun: 600,000 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $26,181, $nil and $nil of non-cash stock-based compensation included in general and administrative expenses on the consolidated statement of operation for the years ended December 31, 2010, 2009 and 2008 respectively.

(B)  Stock Issued for Acquisition

In January 2008, in connection with the acquisition of Cityhorizon BVI, the Company issued 1,500,000 shares of restricted common stock of par value of $0.001 each, totaling $3,738,000 as part of consideration.

(C) Conversion Option and Stock Warrants Issued in Notes Activities

On November 12, 2007, pursuant to the 12% Note and Warrant Purchase Agreement of $5,000,000, the Company issued warrants to purchase up to 250,000 shares of the Company’s common stock at the exercise price of $2.30 per share, which are exercisable for a period of two years to the 12% Note holder. The allocated proceeds to the warrants of $333,670 based on the relative fair value of 12% Convertible Promissory Notes and warrants were recorded as reduction in the carrying value of the note against additional-paid in capital. As the effective conversion price is higher than the Company’s market price of common stock at commitment date, no beneficial conversion existed. Please refer to Note 12 – Convertible Promissory Note and Warrants for details.

On November 19, 2007, pursuant to the 3% Note and Warrant purchase Agreement, the Company issued warrants to purchase up to 2,400,000 shares of the Company’s common stock at the exercise price of $2.50 per share and 1,714,285 shares of the Company’s common stock at the exercise price of $3.5 per share associated with the convertible notes of $6,000,000 in the first closing. On November 28, 2007, the Company also issued warrants to purchase up to 3,600,000 shares of the Company’s common stock at the exercise price of $2.50 per share and 2,571,430 shares of the Company’s common stock at the exercise price of $3.50 per share. The allocated proceeds to these warrants were $2,490,000 in aggregate which were recorded as reduction in the carrying value of the notes against additional paid-in capital. As the effective conversion price after allocating a portion of the proceeds to the warrants was less than the Company’s market price of common stock at commitment date, it was considered to have a beneficial conversion feature with value of $4,727,272 recorded as a reduction in the carrying value of the notes against additional paid-in capital. Please refer to Note 12 – Convertible Promissory Note and Warrants for details.

On January 31, 2008, the Company issued $35,000,000 in 3% Convertible Promissory Notes and amended and restated$15,000,000 in 3% Convertible Promissory Notes issued in late 2007. In addition, the Company issued additional warrants to purchase 14,000,000 shares of the Company’s common stock at $2.50 per share and warrants to purchase 10,000,000 shares of the Company’s common stock at $3.50 per share. The allocated proceeds to these warrants were $5,810,000 in aggregate which were recorded as reduction in the carrying value of the notes against additional paid-in capital. As the effective conversion price after allocating a portion of the proceeds to the warrants was less than the Company’s market price of common stock at commitment date, it was considered to have a beneficial conversion feature with value of $11,030,303 recorded as a reduction in the carrying value of the notes against additional paid-in capital. Please refer to Note 12 – Convertible Promissory Note and Warrants for details.

(D)Debt Restructuring

On April 2, 2009, the Company entered into a new financing arrangement. Note 12 – Convertible Promissory Note and Warrants for details. Keywin exchanged 3% Convertible Promissory Notes in the principal amount of $45,000,000 and all accrued and unpaid interest thereon, for 307,035,463 shares of the Company’s common stock and an option to Keywin to purchase an aggregate of 122,814,185 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000, exercisable for a three-month period commencing on April 2, 2009. Accordingly, the Company reversed such 3% Convertible Promissory Notes of principal amount of $45,000,000 and all accrued and unpaid interest of $1,665,675 against additional paid-in capital. The Company also recognized a non-cash debt conversion charges of $10,204,627 against additional paid-in capital.

As part of new financing arrangement, the Company also issued $5,000,000 in the 1% Convertible Promissory Notes on April 2, 2009. As the conversion price was less than the Company’s market price of common stock at commitment date, it was considered to have a beneficial conversion feature with value of $1,447,745 recorded as a reduction in the carrying values of the notes against additional paid-in capital. For details, please refer to Note 12 – Convertible Promissory Note and Warrants.

On April 6, 2009, the Company issued an aggregate of 307,035,463 shares of the Company’s restricted common stock with par value of $0.001 each to Keywin accordingly.

(E) Changes in Deficit

The following table summarizes the changes in deficit for the year ended December 31, 2010:

	Noncontrolling Interests	NCN Common Stockholders	Total
Total deficit as of January 1, 2010	$-	$(1,491,206)	$(1,491,206)
Net loss	-	(2,603,384)	(2,603,384)
Other comprehensive income	-	41,932	41,932
Preferred stock	-	-	-
Common stock	-	(600)	(600)
Additional paid-in capital	-	89,781	89,781
Change in unrealized loss on available-for-sale securities	-	(153,559)	(153,559)
Deferred stock-based compensation	-	592,500	592,500
Total deficit as of December 31, 2010	$-	$(3,524,536)	$(3,524,536)

The following table summarizes the changes in deficit for the year ended December 31, 2009:

	Noncontrolling Interests	NCN Common Stockholders	Total
Total deficit as of January 1, 2009	$-	$(23,356,217)	$(23,356,217)
Net loss	(24,173)	(37,359,188)	(37,383,361)
Other comprehensive (loss) income	(828)	27,483	26,655
Preferred stock	-	-	-
Common stock	-	351,480	351,480
Additional paid-in capital	-	59,745,236	59,745,236
Disposal of investment	25,001	-	25,001
Deferred stock-based compensation	-	(900,000)	(900,000)
Total deficit as of December 31, 2009	$-	$(1,491,206)	$(1,491,206)

The following table summarizes the changes in equity (deficit) for the year ended December 31, 2008:

	Noncontrolling Interests	NCN Common Stockholders	Total
Total equity as of January 1, 2008	$347,874	$10,638,936	$10,986,810
Net loss	(312,917)	(59,484,833)	(59,797,750)
Other comprehensive income	7,083	1,582,164	1,589,247
Preferred stock	-	-	-
Common stock	-	2,490	2,490
Additional paid-in capital	-	23,905,026	23,905,026
Disposal of investment	(99,423)	-	(99,423)
Capital injection from noncontrolling interests holders	57,383	-	57,383
Total deficit as of December 31, 2008	$-	$(23,356,217)	$(23,356,217)

(F) Restriction on payment of dividends

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

NOTE 15                RELATED PARTY TRANSACTIONS

Except as set forth below, during the years ended December 31, 2010, 2009 and 2008, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

In connection with debt restructuring in April 2009, a company of which the Company’s chief Executive officer and director (being appointed on July 15, 2009 and May 11, 2009 respectively) is the sole director, provided agency and financial advisory services to the Company. Accordingly, the Company paid an aggregate service fee of $350,000 of which $250,000 is recorded as issuance costs for 1% Convertible Promissory Notes and $100,000 is recorded as prepaid expenses and other current assets, net during the year ended December 31, 2009.Such $100,000 is refundable unless Keywin Option is exercised and completed.

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

During the year ended December 31, 2009, the Company paid expenses in the aggregate amount of $413,309 expenses on behalf of a related company which is controlled by a director and chief executive officer of the Company. This amount is unsecured, bears no interest and repayable on demand. Such receivables were settled during the year ended December 31, 2010. Accordingly, as of December 31, 2010 and 2009, amount due from a related party was $nil and $413,309 respectively.

During the year ended December 31, 2010, the Company recorded a fee of $106,154 for sharing an office with its facilities, of which the related company is the tenant. As of December 31, 2010 and 2009, the Company recorded an amount of $26,538 and $17,692 payable to the related company respectively. Such payables were included in accounts payable, accrued expenses and other payables on the consolidated balance sheets. The amount is unsecured, bears no interest and repayable on demand.

NOTE 16                NET LOSS PER COMMON SHARE

Net loss per share information for the years ended December 31, 2010, 2009 and 2008 was as follows:

	2010	2009	2008
Numerator:
Net loss from continuing operations attributable to NCN common stockholders	$(2,603,384)	$(37,359,188)	$(59,527,473)
Net income from discontinued operations attributable to NCN common stockholders	-	-	42,640
Net loss attributable to NCN common stockholders	(2,603,384)	(37,359,188)	(59,484,833)
Denominator:
Weighted average number of shares outstanding, basic	422,545,085	317,882,046	71,569,242
Effect of dilutive securities	-	-	-
Options and warrants	-	-	-
Weighted average number of shares outstanding, diluted	422,545,085	317,882,046	71,569,242

Net loss per common share – basic and diluted
Continuing operations	(0.01)	(0.12)	(0.83)
Discontinued operations	-	-	-
Net loss per common share – basic and diluted	$(0.01)	$(0.12)	$(0.83)

The diluted net loss per common share is the same as the basic net loss per common share for the years ended December 31, 2010, 2009 and 2008 as the ordinary shares issuable under stock options and warrants outstanding are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. The securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because of anti-dilutive effect as of December 31, 2010, 2009 and 2008 were summarized as follows:

	2010	2009	2008
Potential common equivalent shares:
Stock warrants for services (1)	-	-	55,488
Conversion feature associated with convertible promissory notes to common stock	214,961,307	214,961,307	-
Common stock to be granted to directors executives and employees for services (including non-vested shares)	-	-	7,305,000
Common stock to be granted to consultants for services (including non-vested shares)	100,000	100,000	100,000
Stock options granted to Keywin	62,037,289	94,457,750	-
Total	277,098,596	309,519,057	7,460,488

Remarks:

(1)
As of December 31, 2010, the number of potential common equivalent shares associated with warrants issued for services was nil, which was related to a warrant to purchase 100,000 shares of common stock issued by the Company to a consultant in 2006 for service rendered at an exercise price of $0.70, which will expire in August 2016.

NOTE 17                DISCONTINUED OPERATIONS

(A) In Fiscal 2008

In September 2008, the Company disposed of its entire travel network which was classified as one of the Company’s business segments in order to focus on its media business. Accordingly, the Company entered into stock purchase agreements to dispose of its entire travel network.

1.           Sale of NCN Management Services

On September 1, 2008, the Company completed the sale of all its interests in NCN Management Services Limited (“NCN Management Services”) to an independent third party for a consideration of $173,077 in cash. The acquirer acquired NCN Management Services along with its subsidiaries, which include 100% interest in NCN Hotels Investment Limited, 100% interest in NCN Pacific Hotels Limited and 55% control (through trust) in Tianma. The Company reported a gain on the sale, net of income taxes of $61,570. The carrying amount of the assets and liabilities included in the relevant disposal group as of the disposal date of September 1, 2008 were as follows:

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

(B) In Fiscal 2009

No material disposal transaction happened.

(C) In Fiscal 2010

No material disposal transaction happened.

(D) Summary Operating Results of the Discontinued Operations in 2008

Summary operating results for the discontinued operations for the year ended 2008 were as follows:

2008
Revenues	$24,528,096
Cost of revenues	(24,172,537)
Gross profit	355,559
Operating expenses	(477,481)
Other income	98,838
Interest income	2,040
Net loss from discontinued operations, net of income taxes	(21,044)
Gain from disposal of discontinued operations	66,085
Net income from discontinued operations	$45,041

NOTE 18                BUSINESS SEGMENTS FROM CONTINUING OPERATIONS

In September 2008, the Company disposed of its entire travel business. Accordingly, it is management’s view that the Company operate in one single business segment: Media Network, providing out-of home advertising services.

Geographic Information

The Group operates in the PRC and all of the Company’s long lived assets are located in the PRC.

Major Customers

An analysis of percentage of advertising sales to major customers is as follows:
	2010	2009	2008
Customer A	16%	16%	-
Customer B	11%	-	-
Customer C	-	15%	-
Customer D	-	15%	-
Customer E	-	11%	-
Customer F	-	-	38%
Customer G	-	-	16%

NOTE 19                INCOME TAXES

Income is subject to taxation in various countries in which the Company operate. The loss before income taxes and noncontrolling interests by geographical locations for the years ended December 31, 2010, 2009 and 2008 was summarized as follows:

	2010	2009	2008
United States	$735,120	$32,127,551	$8,280,492
Foreign	1,868,264	5,255,810	51,562,299
	$2,603,384	$37,383,361	$59,842,791

Income tax expenses by geographical locations for the years ended December 31, 2010, 2009 and 2008 were summarized as follows:

	2010	2009	2008
Current
United States	$-	$-	$-
Foreign	-	-	-
	$-	$-	$-
Deferred
United States	$-	$-	$-
Foreign	-	-	-
	$-	$-	$-

The reconciliation of the effective income tax of the Company to the U.S. federal statutory rate was as follows:

	2010	2009	2008
Expected income tax benefit	$885,151	$12,710,342	$20,346,549
Operating loss carried forward	(97,153)	(864,141)	(2,815,367)
Nondeductible expenses	(152,788)	(10,059,226)	-
Tax effect on foreign income which is not subject U.S. federal corporate income tax rate of 34%	(635,210)	(1,786,975)	(17,531,182)
	$-	$-	$-

An analysis of the Company’s deferred tax liabilities and deferred tax assets as of December 31, 2010, 2009 and 2008 was as follows:

	2010	2009	2008
Deferred tax assets:
Effect of net operating loss carried forward	$7,583,809	$7,486,656	$6,622,515
Less: valuation allowance	(7,583,809)	(7,486,656)	(6,622,515)
Net deferred tax assets	$-	$-	$-

The Company provided a full valuation allowance against the deferred tax assets as of December 31, 2010, 2009 and 2008 due to the uncertainty surrounding the realizability of these benefits in future tax returns.

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

4.1	Form of Registrant’s Common Stock Certificate (incorporated herein by reference from Exhibit 4.1 to Registrant's Current Report on Form S-8 filed with the SEC on July 30, 2010).
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

4.10	Network CN Inc. Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference from Exhibit 4.1 to Registrant's Current Report on Form S-8 filed with the SEC on July 30, 2010).
10.1
Note and Warrant Purchase Agreement, in connection with 3% Convertible Promissory Notes, dated November 19, 2007. (incorporated herein by reference from Exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the SEC on November 26, 2007). Un-redacted Note and Warrant Purchase Agreement ( incorporated herein by reference from Exhibit 10.1 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.2
First Amendment to Note and Warrant Purchase Agreement, in connection with 3% Convertible Promissory Notes, dated January 31, 2008 (incorporated herein by reference from to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2008)

10.3
Security Agreement, in connection with 3% Convertible Promissory Notes, dated January 31, 2008, by and among the Company and Sculptor Finance (MD) Ireland Limited, as Collateral Agent for and representative of the investors. (incorporated herein by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2008)

10.4
Registration Rights Agreement, dated November 19, 2007, by and among (i) Network CN Inc., Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited and Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P. (incorporated herein by reference from Exhibit 99.4 to Registrant's Current Report on Form 8-K filed with the SEC on November 26, 2007)

10.5
Share Purchase Agreement, dated January 1, 2008, by and among Network CN Inc. and Cityhorizon BVI, Lianhe, Bona and Liu Man Ling, an individual and sole shareholder of Cityhorizon BVI. (incorporated herein by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on January 7, 2008)

10.6
Note and Warrant Purchase Agreement, in connection with 12% Convertible Promissory Note and Warrants, dated November 12, 2007, between the Company and Wei An Developments Limited.(incorporated herein by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on November 14, 2007)

10.7
Stock Purchase Agreement, dated September 1, 2008, between Zhanpeng Wang, an individual, and NCN Group Limited, to dispose of non-media business. (incorporated herein by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 3, 2008)

10.8
Note Exchange Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P. (incorporated herein by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.9
Note Exchange and Option Agreement, dated April 2, 2009, between the Company and Keywin Holdings Limited. (incorporated herein by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.10
Letter Agreement and Termination of Investor Rights Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd., OZ Global Special Investments Master Fund, L.P. and Keywin Holdings Limited. (incorporated herein by reference from Exhibit 10.3 to Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.11
Employment Agreement, dated July 15, 2009, between the Company and Earnest Leung. (incorporated herein by reference from Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.12
Employment Agreement, dated July 15, 2009, between the Company and Godfrey Hui. (incorporated herein by reference from Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.13
Amendment No. 1 to Note Exchange and Option Agreement, dated July 1, 2009, between Keywin Holdings Limited and the Company. (incorporated herein by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.14
Amendment No. 2 to Note Exchange and Option Agreement dated September 30, 2009, between Keywin Holding Limited and the Company. (incorporated herein by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009)

10.15
Amendment No. 3 to Note Exchange and Option Agreement, dated January 1, 2010, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2010)

10.16
Amendment No. 4 to Note Exchange and Option Agreement, dated September 30, 2010, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 8, 2010)

10.17
Lease Agreement, dated November 1, 2009, between NCN Group Management Limited and Vision Tech International Holdings Limited (incorporated herein by reference from Exhibit 10.24 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2010)

10.18	Lease Agreement, dated May 1, 2010, between NCN Group Management Limited and China Boon Holdings Limited.*
10.19	Lease Agreement, dated November 1, 2010, between NCN Group Management Limited and China Boon Holdings Limited.*
10.20	Lease Agreement, dated February 1, 2011, between NCN Group Management Limited and China Boon Holdings Limited.*
10.21
Purchase and Sales Agreement dated January 24, 2007, by and among Crown Winner International Limited, Zhang Lina and Zhang Qinxiu for the acquisition of Quo Advertising. (incorporated herein by reference from Exhibit 10.25 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.22
Exclusive Management Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Bona and Bona’s PRC shareholders, namely Mr Dayong Hao and Mr. Kaiyin Liu  (incorporated herein by reference from Exhibit 10.26 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.23
Exclusive Technology Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Bona and Bona’s PRC shareholders, namely Mr Dayong Hao and Mr. Kaiyin Liu  (incorporated herein by reference from Exhibit 10.27 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.24
Equity Pledge Agreement dated January 1, 2008, between Lianhe and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu (incorporated herein by reference from Exhibit 10.28 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.25
Option Agreement dated January 1, 2008, between Lianhe and Bona’s PRC shareholders, namely Mr Dayong Hao and Mr. Kaiyin Liu  (incorporated herein by reference from Exhibit 10.29 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.26
Exclusive Management Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu (incorporated herein by reference from Exhibit 10.30 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.27
Exclusive Technology Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu (incorporated herein by reference from Exhibit 10.31 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.28
Equity Pledge Agreement dated January 1, 2008, between Lianhe and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu (incorporated herein by reference from Exhibit 10.32 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.29
Option Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu (incorporated herein by reference from Exhibit 10.33 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.30
Agreement in connection with the transfer of operation from Quo Advertising to Yi Gao dated January 1, 2010, by and among Quo Advertising, Linkrich Enterprise, Mr. Hao Da Yong, Ms. Shen Xiao Zhou, Ms. Kang Qian and Ms. Ying Zhen Zhen. (incorporated herein by reference from Exhibit 10.34 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.31
Declaration of Trust in connection with Quo Advertising holding 30% equity interest of Yi Gao on behalf of Linkrich Enterprise dated January 1, 2010 (incorporated herein by reference from Exhibit 10.35 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.32
Consultancy Agreement in connection with debt restructuring dated December 1, 2008, between NCN Group Ltd and Statezone Limited (incorporated herein by reference from Exhibit 10.36 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.33	Sino-Foreign Cooperative Joint Venture Agreement for Yi Gao Shanghai Advertising Limited dated January 1, 2009, between Quo Advertising and Linkrich Enterprise. *
14.1	Code of Business Conduct and Ethics for Network CN Inc. as approved and amended by the Board of Directors as of September 1, 2007 and September 29, 2008 respectively*
21.1	Subsidiaries of the registrant.*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

______
 * Filed herewith.