Form 10-Q
period 2011-03-31
NETWORK CN INC
filed 2011-05-11
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 11, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	422,522,071

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe”, “expect”, “anticipate”, “project”, “targets”, “optimistic”, “intend”, “aim”, “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to our potential inability to raise additional capital; changes in domestic and foreign laws, regulations and taxes; uncertainties related to China’s legal system and economic, political and social events in China; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks”; changes in economic conditions, including a general economic downturn or a downturn in the securities markets; and any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for fiscal year ended December 31, 2010 and subsequent SEC filings. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

USE OF TERMS

Except as otherwise indicated by the context, references in this report to:

•	“BVI” are references to the British Virgin Islands;

•
“China” and “PRC” are to the People’s Republic of China; the “Company”, “NCN”, “we”, “us”, or “our”, are references to Network CN Inc., a Delaware corporation and its direct and indirect subsidiaries: NCN Group Limited, or NCN Group, a BVI limited company; NCN Media Services Limited, a BVI limited company; NCN Group Management Limited, or NCN Group Management, a Hong Kong limited company; Crown Winner International Limited, or Crown Winner, a Hong Kong Limited company; Crown Eagle Investment Limited, a Hong Kong limited company; Cityhorizon Limited, or Cityhorizon Hong Kong, a Hong Kong limited company, and its subsidiary, Huizhong Lianhe Media Technology Co., Ltd., or Lianhe, a PRC limited company; Linkrich Enterprise Advertising and Investment Limited, or Linkrich Enterprise, a Hong Kong limited company, and its subsidiary, Yi Gao Shanghai Advertising Limited, or Yi Gao, a PRC limited company; NCN Huamin Management Consultancy (Beijing) Company Limited, or NCN Huamin, a PRC limited company; and the Company’s variable interest entity, Beijing Huizhong Bona Media Advertising Co., Ltd., or Bona, a PRC limited company;

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

NETWORK CN INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	As of March 31, 2011 (Unaudited)	As of December 31, 2010 (Audited)
ASSETS
Current Assets
Cash		$569,199	$170,621
Accounts receivable, net	5	115,404	398,994
Prepayments for advertising operating rights, net	6	176,116	209,186
Investment in available-for-sale securities	7	82,051	123,077
Prepaid expenses and other current assets, net	8	130,494	385,422
Deferred charges, net		81,618	81,214
Total Current Assets		1,154,882	1,368,514

Equipment, Net		522,778	574,407
Deferred Charges, Net		10,974	31,692

TOTAL ASSETS		$1,688,634	$1,974,613

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables		$1,475,414	$1,194,838

1% Convertible Promissory Notes Due 2012, Net	9	4,425,859	4,304,311

TOTAL LIABILITIES		5,901,273	5,499,149

COMMITMENTS AND CONTINGENCIES	10

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding
Common stock, $0.001 par value, 2,000,000,000 shares authorized Issued and outstanding:422,522,071 as of March 31, 2011 and December 31, 2010		422,522	422,522
Additional paid-in capital		119,427,538	119,413,629
Deferred stock-based compensation		(153,750)	(307,500)
Accumulated deficit		(125,438,439)	(124,616,504)
Accumulated other comprehensive income		1,529,490	1,563,317
TOTAL STOCKHOLDERS’ DEFICIT	11	(4,212,639)	(3,524,536)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$1,688,634	$1,974,613

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

		Three Months Ended
	Note	March 31, 2011 (Unaudited)	March 31, 2010 (Unaudited)
REVENUES
Advertising services		$396,703	$378,182

COST OF REVENUES
Cost of advertising services		(299,756)	(466,435)

GROSS PROFIT (LOSS)		96,947	(88,253)

OPERATING EXPENSES
Selling and marketing		(130,470)	(90,007)
General and administrative		(634,279)	(785,376)
Total Operating Expenses		(764,749)	(875,383)

LOSS FROM OPERATIONS		(667,802)	(963,636)

OTHER INCOME
Interest income		58	377
Other income		-	38,901
Total Other Income		58	39,278

INTEREST AND OTHER DEBT-RELATD EXPENSES
Amortization of deferred charges and debt discount	9	(141,862)	(127,399)
Interest expense	9	(12,329)	(12,509)
Total Interest and Other Debt-Related Expenses		(154,191)	(139,908)

NET LOSS BEFORE INCOME TAXES		(821,935)	(1,064,266)
Income taxes		-	-
NET LOSS		$(821,935)	$(1,064,266)

OTHER COMPREHENSIVE (LOSS) INCOME
Change in unrealized loss on available-for-sale securities, net of taxes	7	(41,026)	-
Foreign currency translation gain		7,199	15,262
Total Other Comprehensive (Loss) Income		(33,827)	15,262

COMPREHENSIVE LOSS		$(855,762)	$(1,049,004)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	13	$(0.002)	$(0.003)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	13	422,522,071	422,615,404

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	Three Months Ended
	March 31, 2011 (Unaudited)	March 31, 2010 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(821,935)	$(1,064,266)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization:
Equipment	80,790	85,859
Deferred charges and debt discount	141,862	127,399
Stock-based compensation for service	167,659	166,500
Net gain on deconsolidation of variable interest entities	-	(2,037)
Gain from write-off of long-aged payables	(3,254)	-
Changes in operating assets and liabilities, net of effects from deconsolidation of variable interest entities:
Accounts receivable	283,590	(41,852)
Prepayments for advertising operating rights	34,555	92,127
Prepaid expenses and other current assets	254,928	193,471
Accounts payable, accrued expenses and other payables	283,830	(24,423)
Net cash provided by (used in) operating activities	422,025	(467,222)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(24,438)	(4,743)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	991	13,353

NET INCREASE (DECREASE) IN CASH	398,578	(458,612)

CASH, BEGINNING OF PERIOD	170,621	1,969,549

CASH, END OF PERIOD	$569,199	$1,510,937

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest paid for 1% convertible promissory notes	$-	$24,932

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

The condensed consolidated financial statements for the three months ended March 31, 2011 and 2010 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair presentation of financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, previously filed with the Securities and Exchange Commission on March 18, 2011.

NOTE 2.                   ORGANIZATION AND PRINCIPAL ACTIVITIES

Network CN Inc., its subsidiaries and variable interest entity for which it is the primary beneficiary (collectively “NCN” or the “Company” “we”, “our” or “us”) are principally engaged in the provision of out-of-home advertising in China. In 2006 the Company began operating a network of roadside LED digital video panels, mega-size LED digital video billboards and light boxes in major Chinese cities.

Network CN Inc. was originally incorporated on September 10, 1993 under the name EC Capital Limited, a Delaware company with headquarters in the Hong Kong Special Administrative Region of the People’s Republic of China (“the PRC” or “China”). The Company was operated by different management teams in the past, under different operating names, pursuing a variety of business ventures. Between 2004 and 2006, the Company operated under the name Teda Travel Group Inc., which was primarily engaged in the provision of management services to hotels and resorts in China. On August 1, 2006, the Company changed its name to “Network CN Inc.” and focused on building a nationwide information and entertainment network in China through its business in Travel Network and Media Network. In 2008, the Company disposed of its entire Travel Network in order to focus on its Media Network.

Details of the Company’s principal subsidiaries and variable interest entity as of March 31, 2011 are described in Note 4 – Subsidiaries and Variable Interest Entity.

Going Concern

The Company has experienced continuous recurring net losses in recent years. The net losses of the Company for the three months ended March 31, 2011 and 2010 were $0.8 million and $1.1 million, respectively. As of March 31, 2011, the Company recorded a stockholders’ deficit of $4.2 million. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In response to current financial conditions, the Company has undergone a drastic cost-cutting exercise, including reduction of the Company’s workforce and office rentals, as well as its selling and marketing, and other general and administrative expenses. Certain commercially non-viable concession right contracts were terminated and management has successfully negotiated with the authorizing parties of current concessions to reduce their advertising operating right fees. The Company has also continued to strengthen its sales force in order to increase its sales volume.

The existing cash and cash equivalents together with highly liquid current assets are insufficient to fund the Company’s operations for the next twelve months. The Company will need to rely upon some combination of cash generated from the Company’s operations, the proceeds from the potential exercise of the outstanding option to purchase $2 million in shares of the Company’s common stock held by Keywin Holdings Limited, which is an entity owned and controlled by the Company’s Chief Executive Officer and his spouse, or proceeds from the issuance of the Company’s equity and debt securities, in order to maintain the Company’s operation. Based on the Company’s best estimates, the Company believes that there are sufficient financial resources to meet the cash requirements for coming twelve months and the unaudited condensed consolidated financial statements have been prepared on a going concern basis. However, there can be no assurance the Company will be able to continue as a going concern.

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

(B) Principles of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of Network CN Inc., its subsidiaries and its variable interest entity. A variable interest entity is an entity in which the Company, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entity, and therefore the Company is the primary beneficiary of such entity, which is required to be consolidated for financial reporting purpose. All significant intercompany transactions and balances have been eliminated upon consolidation.

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

(D) Cash and Cash Equivalents

Cash includes cash on hand, cash accounts, and interest bearing savings accounts placed with banks and financial institutions. For the purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2011 and December 31, 2010, the Company had no cash equivalents.

(E) Allowance for Doubtful Debts

Allowance for doubtful debts is made against receivables to the extent they are considered to be doubtful. Receivables in the condensed consolidated balance sheet are stated net of such allowance. The Company records its allowance for doubtful debts based upon its assessment of various factors. The Company considers historical experience, the age of the receivable balances, the credit quality of its customers, current economic conditions, and other factors that may affect customers’ ability to pay to determine the level of allowance required.

(F) Prepayments for Advertising Operating Rights, Net

Prepayments for advertising operating rights are measured at cost less accumulated amortization and impairment losses. Cost includes prepaid expenses directly attributable to the acquisition of advertising operating rights. Such prepaid expenses are, in general, charged to the unaudited condensed consolidated statements of operations on a straight-line basis over the operating period. All the costs expected to be amortized after 12 months of the balance sheet date are classified as non-current assets.

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

The determination of current or noncurrent status for individual available-for-sale securities is made on the basis of whether or not the securities are considered working capital available for current operations under Accounting Standards Codification, or ASC, 210-10-45. We determined that investment in available-for-sale securities have not been made for the purposes of control, affiliation, or other continuing business advantage as a result, investment in available-for-sale securities are classified as current assets on the unaudited condensed consolidated financial statements as of March 31, 2011.

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

(J) Deferred Charges, Net

Deferred charges are fees and expenses directly related to the issuance of convertible promissory notes, including placement agents’ fees. Deferred charges are capitalized and amortized over the life of the convertible promissory notes using the effective interest method. Amortization of deferred charges is included in amortization of deferred charges and debt discount on the unaudited condensed consolidated statements of operations while the unamortized balance is included in deferred charges on the condensed consolidated balance sheets. All the costs expected to be amortized after 12 months of the condensed consolidated balance sheet date are classified as non-current assets.

(K) Convertible Promissory Notes

On April 2, 2009, the Company issued new 1% unsecured senior convertible promissory notes to the previous 3% convertible promissory notes holders who agreed to cancel these 3% convertible promissory notes in the principal amount of $5,000,000 (including all accrued and unpaid interest thereon), and all of the warrants, in exchange for the new 1% unsecured senior convertible promissory notes in the principal amount of $5,000,000. The 1% convertible promissory notes bear interest at 1% per annum, payable semi-annually in arrears, mature on April 1, 2012, and are convertible at any time into shares of the Company’s common stock at a fixed conversion price of $0.02326 per share, subject to customary anti-dilution adjustments. Pursuant to ASC Topic 470-50 and ASC Topic 470-50-40, the Company determined that the original convertible notes and new convertible notes were with substantially different terms and hence the exchange was recorded as an extinguishment of original notes and issuance of new notes.

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

(O) Comprehensive Income (Loss)

The Company follows ASC Topic 220 for the reporting and display of its comprehensive income (loss) and related components in the financial statements and thereby reports a measure of all changes in equity of an enterprise that results from transactions and economic events other than transactions with the shareholders. Items of comprehensive income (loss) are reported in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

The diluted net loss per share is the same as the basic net loss per share for the three months ended March 31, 2011 and 2010, as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

(Q) Operating Leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Payments made under operating leases are charged to the unaudited condensed consolidated statements of operations on a straight-line basis over the lease period.

(R) Foreign Currency Translation

The assets and liabilities of the Company’s subsidiaries and variable interest entity denominated in currencies other than U.S. dollars are translated into U.S. dollars using the applicable exchange rates at the balance sheet date. For unaudited condensed consolidated statements of operations’ items, amounts denominated in currencies other than U.S. dollars were translated into U.S. dollars using the average exchange rate during the period. Equity accounts were translated at their historical exchange rates. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholders’ equity as accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are reflected in the unaudited condensed consolidated statements of operations.

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

All the revenue of the Company and a significant portion of the Company’s assets are generated and located in China. The Company’s business activities and accounts receivable are from advertising services. Deposits are usually collected from customers in advance and the Company performs ongoing credit evaluation of its customers. The Company believes that no significant credit risk exists as credit loss.

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

(V) Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-02, A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring, which amends guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring (“TDR”).The ASU responds to concerns that creditors are inconsistently applying existing guidance for identifying TDRs. ASU No. 2011-02 is effective for a public entity for interim and annual periods beginning on or after June 15, 2011. Retrospective application is required for restructurings occurring on or after the beginning of the fiscal year of adoption for purposes of identifying and disclosing TDRs. However, an entity should apply prospectively changes in the method used to calculate impairment on receivables. At the same time it adopts ASU No. 2011-02, a public entity will be required to disclose the activity-based information about TDRs that was previously deferred by ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. A nonpublic entity is required to adopt the ASU for annual periods ending after December 15, 2012. Early adoption is permitted. Management is currently evaluating the potential impact of ASU No. 2011-02 on our financial statements.

(W) Reclassifications

Certain amounts reported for prior period have been reclassified to conform to the current period’s presentation.

NOTE 4.                   SUBSIDIARIES AND VARIABLE INTEREST ENTITY

Details of the Company’s principal subsidiaries and variable interest entity as of March 31, 2011 were as follows:

Name	Place of Incorporation	Ownership/Control interest attributable to the Company	Principal activities
NCN Group Limited	BVI	100%	Investment holding
NCN Media Services Limited	BVI	100%	Investment holding
Linkrich Enterprise Advertising and Investment Limited	Hong Kong	100%	Investment holding
Crown Winner International Limited	Hong Kong	100%	Dormant
Cityhorizon Limited	Hong Kong	100%	Investment holding
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
Crown Eagle Investment Limited	Hong Kong	100%	Dormant
NCN Huamin Management Consultancy (Beijing) Company Limited	PRC	100%	Dormant
Huizhong Lianhe Media Technology Co., Ltd.	PRC	100%	Provision of high-tech services
Beijing Huizhong Bona Media Advertising Co., Ltd.*	PRC	100%(1)	Provision of advertising services
Yi Gao Shanghai Advertising Limited	PRC	100%(2)	Provision of advertising services
* Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.

Remarks:
1)	As of March 31, 2011, the Company did not directly own equity interest of Bona. However, the Company exerted 100% control through a set of commercial agreements.

2)
As of December 31, 2010, the Company, through its subsidiary, directly owned a 70% majority equity interest in Yi Gao and exerted control over the remaining 30% minority equity interest through a trust arrangement with Quo Advertising. On January 20, 2011, the Company, through its subsidiary, directly owned 100% equity interest of Yi Gao following the transfer of the remaining 30% equity interest of Yi Gao from Quo Advertising to the Company at nil consideration.  Accordingly, Yi Gao became the Company’s wholly owned foreign enterprise in the PRC.

NOTE 5.                   ACCOUNTS RECEIVABLE, NET

Accounts receivable, net as of March 31, 2011 and December 31, 2010 were as follows:

	As of March 31, 2011 (Unaudited)	As of December 31, 2010 (Audited)
Accounts receivable	$128,132	$411,592
Less: allowance for doubtful debts	(12,728)	(12,598)
Total	$115,404	$398,994

The Company recorded no provision for doubtful debts for accounts receivables for the three months ended March 31, 2011 and 2010.

NOTE 6.                   PREPAYMENTS FOR ADVERTISING OPERATING RIGHTS, NET

Prepayments for advertising operating rights, net as of March 31, 2011 and December 31, 2010 were as follows:

	As of March 31, 2011 (Unaudited)	As of December 31, 2010 (Audited)
Gross carrying amount	$352,232	$209,186
Less: accumulated amortization	(176,116)	-
Total	$176,116	$209,186

Total amortization expense of prepayments for advertising operating rights of the Company for the three months ended March 31, 2011 and 2010 were $175,448 and $267,854, respectively. The amortization expense of prepayments for advertising operating rights was included as cost of advertising services in the unaudited condensed consolidated statements of operations.

As the Company recorded a continuous net loss, the Company performed an impairment review of its prepayments for advertising operating rights. The Company compared the carrying amount of the prepayments for advertising operating rights to the sum of the undiscounted cash flows expected to be generated. The Company determined their fair values using a discounted cash flow analysis if the carrying values exceeded undiscounted cash flows. Accordingly, the Company recorded no impairment loss for the three months ended March 31, 2011 and 2010.

NOTE 7                    INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

Investment in available-for-sale securities as of March 31, 2011 and December 31, 2010 were as follows::

	As of March 31, 2011 (Unaudited)	As of December 31, 2010 (Audited)
Listed equity securities in Hong Kong
Gross adjusted cost	$276,636	$276,636
Gross unrealised loss	(194,585)	(153,559)
Estimated fair value	$82,051	$123,077

As of March 31, 2011, the estimated fair value of these securities was $82,051, a total of $194,585 less than their adjusted cost. As the Company has no intent to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery, the Company concluded the decline in the fair value was temporary and recorded the unrealized loss to accumulated other comprehensive income on the unaudited condensed consolidated balance sheet as of March 31, 2011.

The fair value of such securities was based on quoted market prices. These financial instruments consist of listed equity securities in Hong Kong, which are carried at fair value and were classified in Level 1 of the fair value hierarchy.

NOTE 8.                   PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of March 31, 2011 and December 31, 2010 were as follows:

	As of March 31, 2011 (Unaudited)	As of December 31, 2010 (Audited)
Payments from customers withheld by a third party	$1,468,812	$1,453,843
Other receivables	-	250,351
Prepaid expenses	128,352	132,945
Rental deposits	4,157	4,120
Sub-total	1,601,321	1,841,259
Less: allowance for doubtful debts	(1,470,827)	(1,455,837)
Total	$130,494	$385,422

The Company recorded no provision for doubtful debts for prepaid expenses and other current assets for the three months ended March 31, 2011 and 2010.

NOTE 9.                   CONVERTIBLE PROMISSORY NOTES

On April 2, 2009, the Company entered into a new financing arrangement with the holders of the previous 3% Convertible Promissory Notes and Warrants (“the 3% Convertible Notes Investors”) and a new investor.

Pursuant to a note exchange and option agreement, dated April 2, 2009 (the “Note Exchange and Option Agreement”), between the Company and Keywin Holdings Limited (“Keywin”), Keywin exchanged the 3% Convertible Promissory Notes in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 307,035,463 shares of the Company’s common stock and an option to purchase an aggregate of 122,814,185 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000, originally exercisable for a three-month period commencing on April 2, 2009 (the “Keywin Option”). Pursuant to several subsequent amendments, the exercise period of such option was eventually extended to a twenty-seven-month period ending on June 30, 2011 and the Company has the right to unilaterally terminate the exercise period upon 30 days’ written notice. As of March 31, 2011, such option to purchase the Company’s common stock has not been exercised.

Pursuant to a note exchange agreement, dated April 2, 2009, among the Company and the 3% Convertible Notes Investors, the parties agreed to cancel the 3% Convertible Promissory Notes in the principal amount of $5,000,000  (including all accrued and unpaid interest thereon), and all of the Warrants, in exchange for the Company’s issuance of new 1% Unsecured Senior Convertible Promissory Notes due 2012 in the principal amount of $5,000,000 (the “1% Convertible Promissory Notes”). The 1% Convertible Promissory Notes bear interest at 1% per annum, payable semi-annually in arrears, mature on April 1, 2012, and are convertible at any time into shares of our common stock at an initial conversion price of $0.02326 per share, subject to customary anti-dilution adjustments. In addition, in the event of a default, the holders will have the right to redeem the 1% Convertible Promissory Notes at 110% of the principal amount, plus any accrued and unpaid interest. The parties also agreed to terminate the security agreement and release all security interests arising out of the Purchase Agreement and the 3% Convertible Promissory Notes.

Convertible promissory notes, net as of March 31, 2011 and December 31, 2010 were as follows:

	As of March 31, 2011 (Unaudited)	As of December 31, 2010 (Audited)
Gross carrying value	$5,000,000	$5,000,000
Less: Allocated intrinsic value of beneficial conversion feature	(1,447,745)	(1,447,745)
Add: Accumulated amortization of debt discount	873,604	752,056
Net carrying value	$4,425,859	$4,304,311

The amortization of deferred charges and debt discount for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31, 2011 (Unaudited)	March 31, 2010 (Unaudited)
Conversion Features	$121,548	$107,612
Deferred Charges	20,314	19,787
Total	$141,862	$127,399

The embedded beneficial conversion feature are recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of beneficial conversion feature is calculated according to ASC Topic 470-20. The 1% Convertible Promissory Notes are considered to have a beneficial conversion feature as the their effective conversion price was less than the Company’s market price of common stock at commitment date. The value of beneficial conversion feature of 1% Convertible Promissory Notes amounted to $1,447,745, is recorded as a reduction in the carrying value of the convertible promissory notes against additional paid-in capital. As the 1% Convertible Promissory Notes have stated redemption dates, the respective debt discount is amortized over the term of the notes from the respective date of issuance using the effective interest method.

Interest Expense

The interest expense of 1% Convertible Promissory Notes were as follows:
	Three Months Ended
	March 31, 2011 (Unaudited)	March 31, 2010 (Unaudited)
Interest expense of 1% Convertible Promissory Notes	$12,329	$12,509

NOTE 10.                  COMMITMENTS AND CONTINGENCIES

(A) Commitments

1. Rental Lease Commitment

The Company’s existing rental leases do not contain significant restrictive provisions. The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases as of March 31, 2011 (unaudited):

Nine months ending December 31, 2011	$127,497
Fiscal years ending December 31,
2011	127,497
2012	89,995
2013 and thereafter	-
Total	$217,492

2. Annual Advertising Operating Rights Fee Commitment

The Company, through its PRC operating companies, has acquired advertising rights from third parties to operate different types of advertising panels for certain periods.

The following table sets forth the estimated future annual commitment of the Company with respect to the advertising operating rights of panels that the Company held as of March 31, 2011 (unaudited):

Nine months ending December 31, 2011	$528,349
Fiscal years ending December 31,
2011	528,349
2012	704,465
2013	528,349
2014 and thereafter	-
Total	$1,761,163

3. Capital commitments

As of March 31, 2011, the Company had commitments for capital expenditures in connection with construction of roadside advertising panels and mega-size advertising panels of approximately $18,000.

(B) Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. Set forth below is a description of certain loss contingencies as of March 31, 2011 and management’s opinion as to the likelihood of loss in respect of loss contingency.

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

Other than as described above, we are not aware of any material, active or pending legal proceedings against the Company or its subsidiaries or variable interest entity, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no material proceedings to which any of our directors, officers or affiliates of the Company, any owner of record or beneficiary of more than 5% of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries and variable interest entity or has a material interest adverse to the Company or any of its subsidiaries and variable interest entity.

NOTE 11.                  STOCKHOLDERS’ DEFICIT

(A)  Stock, Options and Warrants Issued for Services

1. In August 2006, the Company issued a warrant to purchase up to 100,000 shares of restricted common stock to a consultant at an exercise price $0.70 per share. One-fourth of the shares underlying the warrant became exercisable every 45 days beginning from the date of issuance. The warrant remains exercisable until August 25, 2016. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by Statements of Financial Accounting Standards 123R with the following assumptions and estimates: expected dividend 0%, volatility 192%, a risk-free rate of 4.5% and an expected life of one (1) year. The value of the warrant recognized for the three months ended March 31, 2011 and 2010 were $nil. As of March 31, 2011, none of the warrant was exercised.

2. In July 2009, the Board of Directors granted an aggregate of 1,800,000 shares of common stock to the then independent directors of the Company for their services to the Company covering the period from July 2, 2009 to July 1, 2010. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Peter Mak (who resigned as a director of the Company on December 31, 2009): 600,000 shares; Ronald Lee: 600,000 shares; and Gerald Godfrey: 600,000 shares. Such shares with par value of $0.001were issued on July 28, 2009 but will not be vested until July 1, 2010 after which the relevant share certificate will be handed to the independent directors. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil and $9,000 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010, respectively.

3. In July 2009, the Board of Directors granted an aggregate of 2,000,000 shares of common stock to Jennifer Fu, Chief Financial Officer and one employee of the Company individually for their services to the Company covering the period from July 15, 2009 to July 14, 2011. Such shares with par value of $0.001 were issued on July 28, 2009 but will not vest until July 14, 2010 after which the relevant share certificate will be handed to the employees. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $3,750 and $7,500 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010, respectively.

4. In July 2009, NCN Group Management Limited entered into Executive Employment Agreements with Earnest Leung, Chief Executive Officer and Godfrey Hui, Deputy Chief Executive Officer. Pursuant to the agreements, Dr. Earnest Leung and Mr. Godfrey Hui were granted 30,000,000 and 10,000,000 shares, respectively, for their services rendered during the period from July 1, 2009 to June 30, 2011. Such shares with par value of $0.001 each were issued to the concerned executives on July 28, 2009. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $1,200,000 of deferred stock compensation amortized over requisite service period. The amortization of deferred stock compensation of $150,000 was recorded as non-cash stock-based compensation and included in general and administrative expenses on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2011 and 2010.

5. In August 2010, the Board of Directors granted an aggregate of 1,800,000 shares of common stock to the independent directors of the Company for their services to the Company covering the period from July 2, 2010 to July 1, 2011. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Ronald Lee, 600,000 shares; Gerald Godfrey, 600,000 shares; and Serge Choukroun, 600,000 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $13,909 and $nil of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statement of operation for the three months ended March 31, 2011 and 2010, respectively.

NOTE 12.                  RELATED PARTY TRANSACTIONS

Except as set forth below, during the three months ended March 31, 2011 and 2010, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

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

During the three months ended March 31, 2011, the Company recorded a fee of $27,357 for sharing an office with its facilities, of which the related company is the tenant. As of March 31, 2011 and December 31, 2010, the Company recorded an amount of $53,896 and $26,538 payable to the related company respectively. Such payables were included in accounts payable, accrued expenses and other payables on the condensed consolidated balance sheets. The amount is unsecured, bears no interest and repayable on demand.

NOTE 13.                  NET LOSS PER COMMON SHARE

Net loss per common share information for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended
	March 31, 2011 (Unaudited)	March 31, 2010 (Unaudited)
Numerator:
Net loss attributable to NCN common stockholders	$(821,935)	$(1,064,266)
Denominator:
Weighted average number of shares outstanding, basic	422,522,071	422,615,404
Effect of dilutive securities	-	-
Options and warrants	-	-
Weighted average number of shares outstanding, diluted	422,522,071	422,615,404

Net loss per common share – basic and diluted	$(0.002)	$(0.003)

The diluted net loss per common share is the same as the basic net loss per common share for the three months ended March 31, 2011 and 2010 as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. The securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because of anti-dilutive effect as of March 31, 2011 and 2010 were summarized as follows:

	Three Months Ended
	March 31, 2011 (Unaudited)	March 31, 2010 (Unaudited)
Potential common equivalent shares:
Stock warrants for services*	-	-
Conversion feature associated with convertible promissory notes to common stock	214,961,307	214,961,307
Common stock to be granted to consultants for services (including non-vested shares)	100,000	100,000
Stock options granted to Keywin	92,445,421	81,788,544
Total	307,506,728	296,849,851

Remarks: * As of March 31, 2011, the number of potential common equivalent shares associated with warrants issued for services was nil, which was related to a warrant to purchase 100,000 shares of common stock issued by the Company to a consultant in 2006 for service rendered at an exercise price of $0.70, which will expire in August 2016.

NOTE 14.           BUSINESS SEGMENTS

The Company operates in one single business segment: Media Network, providing out-of home advertising services.

NOTE 15.          SUBSEQUENT EVENTS

Management evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statements

The following management’s discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto included in Part I – Financial Information, “Item 1. Financial Statement”. All amounts are expressed in U.S. dollars.

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

Our total advertising revenues were $396,703 and $378,182 for the three months ended March, 2011 and 2010, respectively. Our net loss attributable to NCN common stockholders was $821,935 and $1,064,266 for the three months ended March, 2011 and 2010, respectively. Although the global economy has experienced steady recovery since mid-2009, our results of operations were still negatively affected by a variety of factors, which led to less than expected revenues and cash inflows during the fiscal year 2011, including the following:

•	the rising costs to acquire advertising rights due to competition among bidders for those rights;

•	slower than expected consumer acceptance of the digital form of advertising media;

•	strong competition from other media companies; and

•	many customers continued to be cost-conscious in their advertising budget especially on our new digital form of media although there have been signs of recovery in China since late 2009.

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

We also completed a debt restructuring in April 2009 which has directly lessened our cash constraints. For details, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. In the same year, the Company restructured its board composition and appointed Dr. Earnest Leung, as our Chief Executive Officer, in a bid to expand the Company and improve its financial performance.

In order to increase our operational efficiency and effectiveness, in early 2010, we began to restructure our organization by consolidating our PRC operations into one directly owned PRC entity, Yi Gao, in which we held a 70% majority equity interest at the time, with the remaining 30% minority equity interest controlled through a trust arrangement with Quo Advertising. On January 20, 2011, the State Administration of Industry and Commerce approved Yi Gao to change from a sino-foreign equity advertising joint venture to our wholly owned foreign enterprise and issued Yi Gao an updated business license identifying Yi Gao is a wholly owned foreign enterprise of our Hong Kong subsidiary, Linkrich Enterprise and including operating an advertising business within its business scope. In accordance with our trust declaration agreement, Quo Advertising transferred its 30% minority equity interest on Yi Gao to our subsidiary, Linkrich Enterprise at no consideration.  As a result of this transfer, we now hold 100% of the equity interest in Yi Gao through direct ownership and we no longer rely on the trust arrangement with Quo Advertising to control the 30% minority equity interest.

In addition, Management continues to seek out and study the feasibility of several potential new projects, though we have not committed to any of them at this time.

For more information relating to our business, please refer to Part I, “Item 1 - Business” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Results of Operations

Comparison of Three Months Ended March 31, 2011 and March 31, 2010

Revenues – Our revenues consist primarily of income from out-of-home advertising panels. We recognize revenue in the period when advertisements are displayed. Revenues from advertising services for the three months ended March 31, 2011 were $396,703, as compared to $378,182 for the corresponding prior year period, an increase of 5%. The slight increase was mainly attributed to an increase in advertising sales orders received for our current Nanjing Road Project.  The increase was offset by the effect of limited revenues generated from our advertising agency business in the 2011 period and the loss of further sales orders from those advertising projects that were terminated in 2010. Revenues from our advertising agency business for the three months ended March 31, 2011 were $27,265, as compared to $131,133 for the three months ended March 31, 2010.  The 79% decrease was the result of increased competition in securing advertising agency business during the 2011 period.

Cost of Revenues – Cost of revenues primarily consists of fees to obtain rights to operate advertising panels, advertising agency service fees, media display equipment depreciation expenses and other miscellaneous expenses. Cost of revenues for the three months ended March 31, 2011 were $299,756, a decrease of 36% as compared to $466,435 for the three months ended March 31, 2010. The significant decrease was mainly attributable to the decrease in the amortization of advertising operating rights fee by 45% to $175,448 for the three months ended March 31, 2011, as compared to $320,433 for the corresponding prior year period as a result of the termination of commercially non-viable concession right contracts during in 2010 as well as the renegotiation of certain concession advertising operating rights fees to lower prices. The cost of advertising agency business for the three months ended March 31, 2011 was $12,765 a decrease of 89%, as compared to $111,261 for the corresponding prior year period due to decrease in the revenues generated from advertising agency business.

Gross Profit (Loss) – Our gross profit for the three months ended March 31, 2011 was $96,947 as compared to gross loss of $88,253 for the corresponding prior year period. The increase in gross profit was primarily driven by a significant decrease in our cost of revenues resulted from the termination of commercially non-viable concession right contracts in 2010 as well as the renegotiation of certain concession advertising operating rights fees to lower prices.

Selling and Marketing Expenses – Selling and marketing expenses primarily consists of advertising and other marketing related expenses, compensation and related expenses for personnel engaged in sales and sales support functions. Selling and marketing expenses for the three months ended March 31, 2011 increased by 45% to $130,470, as compared to $90,007 for the corresponding prior period.  The increase was mainly due to more promotion and marketing activities were arranged.

General and Administrative Expenses – General and administrative expenses primarily consists of compensation related expenses (including salaries paid to executive and employees, stock-based compensation expense for stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718, employee bonuses and other staff welfare and benefits, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses). General and administrative expenses for the three months ended March 31, 2011 decreased by 19% to $634,279, as compared to $785,376 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to continuous reduction of the Company’s workforce, rental, and other general and administrative expenses as well as close down of our Beijing office in 2010.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the three months ended March 31, 2011 increased to $154,191, or by 10%, as compared to $139,908 for the corresponding prior year period.  The increase was mainly due to the increase in amortization of deferred charges and debt discount. Such increase was as a result of using effective interest method for amortization.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended March 31, 2011 and 2010, as the Company and all of its subsidiaries and variable interest entities operated at a taxable loss during the respective periods.

Net loss  – The Company incurred a net loss of $821,935 for the three months ended March 31, 2011, a decrease of 23%, as compared to a net loss of $1,064,266 for the corresponding prior year period. The decrease in net loss was driven by several factors, including decrease in cost of revenue, decrease in workforce, rental and other general and administrative expenses as a result of our cost cutting measures, offset by increase in selling and marketing expenses all as more particularly described above.

Liquidity and Capital Resources

As of March 31, 2011, we had cash of $569,199, as compared to $170,621 as of December 31, 2010, an increase of $398,578.  The increase was mainly attributable to the cash provided by operating activities as a result of decrease in net loss and better management of our working capital.

The following table sets forth a summary of our cash flows for the periods indicated:
	Three Months Ended
	March 31, 2011 (Unaudited)	March 31, 2010 (Unaudited)
Net cash provided by (used in) operating activities	$422,025	$(467,222)
Net cash used in investing activities	(24,438)	(4,743)
Effect of exchange rate changes on cash	991	13,353
Net increase (decrease) in cash	398,578	(458,612)
Cash, beginning of period	170,621	1,969,549
Cash, end of period	$569,199	$1,510,937

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2011 was $422,025, as compared with net cash used in operating activities amounting to $467,222 for the corresponding prior year period. This was mainly attributable to the decrease in net loss as a result of our cost-cutting measures and better management of our working capital, collection of accounts receivable and increased receipts in advance from customers.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2011 was $24,438, as compared with $4,743 for the corresponding prior year period. The increase was mainly attributable to more media display equipment being purchased during the three months ended March 31, 2011.

Advertising Operating Rights Fees

Advertising operating rights fees are the major cost of our advertising revenue. To maintain the advertising operating rights, we are required to pay advertising operating rights fees in accordance with payment terms set forth in contracts we entered into with various parties. These parties generally require us to prepay advertising operating rights fees for a period of time. The details of our advertising operating rights fees as of March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31, 2011 (Unaudited)	March 31, 2010 (Unaudited)
Payment for prepayments for advertising operating rights	$140,893	$341,872
Settlement of accrued advertising operating rights	-	104,684
Total payment	$140,893	$446,556

Amortization of prepayments for advertising operating rights	$175,448	$267,854
Accrued advertising operating rights fee recognized	-	52,579
Total advertising operating rights fee recognized	$175,448	$320,433

	As of March 31, 2011 (Unaudited)	As of December 31, 2010 (Audited)
Prepayments for advertising operating rights, net	$176,116	$209,186

As we currently only have the right to operate 52 advertising panels along the Nanjing Road in Shanghai, China, our future advertising operating rights fee commitments have been significantly reduced.  For future advertising operating rights commitments under non-cancellable advertising operating right contracts, please refer to the table under the following sub-section – “Contractual Obligations and Commercial Commitments.”

We financed the above payments through the issuance of our equity and debt securities. As we currently only generate limited revenue from our media operation, we intend to continue to raise funds through the issuance of equity and debt securities to satisfy future payment requirements. There can be no assurance that we will be able to enter into such agreements.

In the event that advertising operating rights fees cannot be paid in accordance with the payment terms set forth in our contracts, we may not be able to continue to operate our advertising panels and our ability to generate revenue will be adversely affected. As such, failure to raise additional funds would have significant negative impact on our financial condition.

Capital Expenditures

During the three months ended March 31, 2011, we acquired fixed assets of $24,438.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of March 31, 2011:

	Payments due by period
	Total	Due in 2011	Due in 2012-2013	Due in 2014-2015	Thereafter
Long-term Debt Obligations (a)	$5,000,000	$-	$5,000,000	$-	$-
Operating Lease Obligations (b)	217,492	127,497	89,995	-	-
Annual Advertising Operating Rights Fee Obligations (c)	1,761,163	528,349	1,232,814	-	-
Purchase Obligations (d)	$18,000	$18,000	$-	$-	$-

(a) Long-term Debt Obligations. We issued an aggregate of $5,000,000 in 1% Convertible Promissory Notes in April 2009 to our investors. Such 1% Convertible Promissory Notes mature on April 1, 2012. For details, please refer to the Note 9 of the unaudited condensed consolidated financial statements.

(b) Operating Lease Obligations. We have entered into various non-cancelable operating lease agreements for our offices and staff quarter. Such operating leases do not contain significant restrictive provisions.

(c) Annual Advertising Operating Rights Fee Obligations. The Company, through its PRC operating companies, has acquired rights from third parties to operate roadside advertising panels whose lease terms expiring in 2013.

(d) Purchase Obligations. We are obligated to make payments under non-cancellable contractual arrangements with our vendors, principally for constructing our advertising panels.

Our cash flow projections indicate that our current assets and projected revenues from our existing project will not be sufficient to fund operations over the next twelve months.  We expect our cash outflow in the coming twelve months will be mainly related to general operating expenses and advertising right fees for the Nanjing Road Project. This raises substantial doubt about our ability to continue as a going concern. We intend to rely on Keywin’s exercise of its outstanding option to purchase $2 million in shares of our common stock or on the issuance of additional equity and debt securities, in order to fund our operations.  However, it may be difficult for us to raise funds in the current economic environment. If adequate capital is not available to us, we may need to sell assets, seek to undertake a restructuring of our obligations with our creditors, or even cease our operations. We cannot give assurance that we will be able to generate sufficient revenue or raise new funds, or that Keywin will exercise its option before their expiration. In any such case, we may not be able to continue as a going concern.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-02, A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring, which amends guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring (“TDR”). The ASU responds to concerns that creditors are inconsistently applying existing guidance for identifying TDRs. ASU No. 2011-02 is effective for a public entity for interim and annual periods beginning on or after June 15, 2011. Retrospective application is required for restructurings occurring on or after the beginning of the fiscal year of adoption for purposes of identifying and disclosing TDRs. However, an entity should apply prospectively changes in the method used to calculate impairment on receivables. At the same time it adopts ASU No. 2011-02, a public entity will be required to disclose the activity-based information about TDRs that was previously deferred by ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. A nonpublic entity is required to adopt the ASU for annual periods ending after December 15, 2012. Early adoption is permitted. Management is currently evaluating the potential impact of ASU No. 2011-02 on our financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

Other than as described above, we are not aware of any material, active or pending legal proceedings against the Company or its subsidiaries or variable interest entity, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no material proceedings to which any of our directors, officers or affiliates of the Company, any owner of record or beneficiary of more than 5% of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries and variable interest entity or has a material interest adverse to the Company or any of its subsidiaries and variable interest entity.

ITEM 1A.       RISK FACTORS.

Not applicable.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended March 31, 2011 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

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

Date: May 11, 2011	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jennifer Fu
Jennifer Fu, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)