Form 10-K/A
period 2010-12-31
NETWORK CN INC
filed 2011-06-24
CIK 934796

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Form 10-K/A”) amends the Annual Report on Form 10-K of Network CN Inc. (the “Company”) for the fiscal year ended December 31, 2010, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 18, 2011 (the “Original Report”). This Form 10-K/A is being filed to solely to amend the date of the audit report for the fiscal year ended December 31, 2010 (the “Audit Report”), which was issued by our Independent Registered Public Accounting Firm, Baker Tilly Hong Kong Limited, from March 18, 2010 to March 18, 2011. Except for this typographical mistake, there is no other change on the Audit Report and the Original Report.

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
Date: June 24, 2011

	By:	/s/ Jennifer Fu
Jennifer Fu
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: June 24, 2011

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Earnest Leung and Jennifer Fu, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K/A, Amendment No. 1 and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Earnest Leung	Chief Executive Officer and Director	June 24, 2011
Earnest Leung	(Principal Executive Officer)

/s/ Jennifer Fu	Chief Financial Officer	June 24, 2011
Jennifer Fu	(Principal Financial and Accounting Officer)

/s/ Godfrey Hui	Deputy Chief Executive Officer and Director	June 24, 2011
Godfrey Hui

/s/ Ronald Lee	Director	June 24, 2011
Ronald Lee

Item 15 “Exhibits, Financial Statement Schedules.”

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
March 18, 2011