Form 10-Q
period 2011-06-30
NETWORK CN INC
filed 2011-08-08
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 8, 2011 is as follows:

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

NETWORK CN INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	As of June 30, 2011 (Unaudited)	As of December 31, 2010 (Audited)
ASSETS
Current Assets
Cash		$332,526	$170,621
Accounts receivable, net	5	85,262	398,994
Prepayments for advertising operating rights, net	6	77,083	209,186
Investment in available-for-sale securities	7	53,846	123,077
Prepaid expenses and other current assets, net	8	181,152	385,422
Deferred charges, net		72,363	81,214
Total Current Assets		802,232	1,368,514

Equipment, Net		486,713	574,407
Deferred Charges, Net		-	31,692

TOTAL ASSETS		$1,288,945	$1,974,613

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables		$1,040,717	$1,194,838
1% convertible promissory notes due 2012, net	9	4,550,649	-
Total Current Liabilities		5,591,366	1,194,838

1% Convertible Promissory Notes Due 2012, Net	9	-	4,304,311

TOTAL LIABILITIES		5,591,366	5,499,149

COMMITMENTS AND CONTINGENCIES	10

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding
Common stock, $0.001 par value, 2,000,000,000 shares authorized Issued and outstanding:422,522,071 as of June 30, 2011 and December 31, 2010		422,522	422,522
Additional paid-in capital		119,441,447	119,413,629
Deferred stock-based compensation		-	(307,500)
Accumulated deficit		(125,893,237)	(124,616,504)
Accumulated other comprehensive income		1,726,847	1,563,317
TOTAL STOCKHOLDERS’ DEFICIT	11	(4,302,421)	(3,524,536)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$1,288,945	$1,974,613

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

		Three Months Ended		Six Months Ended
	Note	June 30, 2011 (Unaudited)	June 30, 2010 (Unaudited)	June 30, 2011 (Unaudited)	June 30, 2010 (Unaudited)
REVENUES
Advertising services		$323,071	$724,261	$719,774	$1,102,443

COST OF REVENUES
Cost of advertising services		(268,710)	(463,581)	(568,466)	(930,016)

GROSS PROFIT		54,361	260,680	151,308	172,427

OPERATING EXPENSES
Selling and marketing		(113,455)	(94,931)	(243,925)	(184,938)
General and administrative		(32,962)	(970,545)	(667,241)	(1,755,921)
Total Operating Expenses		(146,417)	(1,065,476)	(911,166)	(1,940,859)

LOSS FROM OPERATIONS		(92,056)	(804,796)	(759,858)	(1,768,432)

OTHER (EXPENSES) INCOME, NET
Interest income		31	556	89	933
Other (expenses) income, net		(205,289)	31,063	(205,289)	69,964
Total Other (Expenses) Income, Net		(205,258)	31,619	(205,200)	70,897

INTEREST AND OTHER DEBT-RELATED EXPENSES
Amortization of deferred charges and debt discount	9	(145,019)	(130,121)	(286,881)	(257,520)
Interest expense	9	(12,465)	(12,465)	(24,794)	(24,974)
Total Interest and Other Debt–Related Expenses		(157,484)	(142,586)	(311,675)	(282,494)

NET LOSS BEFORE INCOME TAXES		(454,798)	(915,763)	(1,276,733)	(1,980,029)
Income taxes		-	-	-	-
NET LOSS		$(454,798)	$(915,763)	$(1,276,733)	$(1,980,029)

OTHER COMPREHENSIVE INCOME(LOSS)
Change in unrealized gain (loss) on available-for-sale securities, net of taxes	7	41,026	(118,149)	-	(118,149)
Foreign currency translation gain		2,772	7,014	9,971	22,276
Total other comprehensive income (loss)		43,798	(111,135)	9,971	(95,873)

COMPREHENSIVE LOSS		$(411,000)	$(1,026,898)	$(1,266,762)	$(2,075,902)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	13	$(0.001)	$(0.002)	$(0.003)	$(0.005)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	13	422,522,071	422,522,071	422,522,071	422,568,480

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	Six Months Ended
	June 30, 2011 (Unaudited)	June 30, 2010 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,276,733)	$(1,980,029)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization:
Equipment	123,448	150,482
Deferred charges and debt discount	286,881	257,520
Stock-based compensation for service	335,318	333,000
Loss on disposal of equipment	-	562,173
Net gain on deconsolidation of variable interest entities and disposal of subsidiaries	-	(5,692)
Gain from write-off of long-aged payables	(3,254)	(200,000)
Loss (gain) from sales of available-for-sale securities	51,980	(31,063)
Non-cash impairment charges on available-for-sale securities	153,309	-
Changes in operating assets and liabilities, net of effects from deconsolidation of variable interest entities and disposal of subsidiaries:
Accounts receivable	313,732	4,360
Prepayments for advertising operating rights	134,928	230,745
Prepaid expenses and other current assets	204,270	88,279
Accounts payable, accrued expenses and other payables	(250,867)	(75,330)
Net cash provided by (used in) operating activities	73,012	(665,555)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(24,438)	(4,743)
Proceeds from sales of equipment	-	35,700
Purchases of available-for-sale securities	-	(857,694)
Proceeds from sales of available-for-sale securities	17,501	380,864
Net cash used in investing activities	(6,937)	(445,873)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	100,000	-
Net cash provided by financing activities	100,000	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,170)	15,425

NET INCREASE (DECREASE) IN CASH	161,905	(1,096,003)

CASH, BEGINNING OF PERIOD	170,621	1,969,549

CASH, END OF PERIOD	$332,526	$873,546

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes paid	-	-
Interest paid	$24,932	$25,111

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.                   INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Network CN Inc., its subsidiaries and variable interest entity (collectively “NCN” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of our financial position and results of operations.

The condensed consolidated financial statements for the three and six months ended June 30, 2011 and 2010 were not audited.  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair presentation of financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Network CN Inc. was originally incorporated on September 10, 1993 under the name EC Capital Limited, a Delaware company with headquarters in the Hong Kong Special Administrative Region of the People’s Republic of China (“PRC” or “China”). The Company was operated by different management teams in the past, under different operating names, pursuing a variety of business ventures. Between 2004 and 2006, the Company operated under the name Teda Travel Group Inc., which was primarily engaged in the provision of management services to hotels and resorts in China. On August 1, 2006, the Company changed its name to “Network CN Inc.” and focused on building a nationwide information and entertainment network in China through its business in Travel Network and Media Network. In 2008, the Company disposed of its entire Travel Network in order to focus on its Media Network.

Details of the Company’s principal subsidiaries and variable interest entity as of June 30, 2011 are described in Note 4 – Subsidiaries and Variable Interest Entity.

Going Concern

The Company has experienced continuous recurring net losses in recent years. The net losses of the Company for the six months ended June 30, 2011 and 2010 were approximately $1.3 million and approximately $2.0 million, respectively. As of June 30, 2011, the Company recorded a stockholders’ deficit of approximately $4.3 million and net current liabilities of approximately $4.8 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In response to current financial conditions, the Company has undergone a drastic cost-cutting exercise, including reduction of the Company’s workforce, office rentals and other general and administrative expenses. Certain commercially non-viable concession right contracts were terminated and management has successfully negotiated with the authorizing parties of current concessions to reduce their advertising operating right fees. The Company has also continued to strengthen its sales force in order to increase its sales volume.

The existing cash and cash equivalents together with highly liquid current assets are insufficient to fund the Company’s operations for the next twelve months. The Company will need to rely upon some combination of cash generated from the Company’s operations, the proceeds from the potential exercise of the outstanding option held by Keywin Holdings Limited (“Keywin”) to purchase $2 million in shares of the Company’s common stock, or proceeds from the issuance of the Company’s equity and debt securities, in order to maintain the Company’s operations. Based on the Company’s best estimates, the Company believes that there are sufficient financial resources to meet the cash requirements for coming twelve months and the unaudited condensed consolidated financial statements have been prepared on a going concern basis. However, there can be no assurance the Company will be able to continue as a going concern.

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

(D) Cash and Cash Equivalents

Cash includes cash on hand, cash accounts, and interest bearing savings accounts placed with banks and financial institutions. For the purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2011 and December 31, 2010, the Company had no cash equivalents.

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

(F) Prepayments for Advertising Operating Rights, Net

Prepayments for advertising operating rights are measured at cost less accumulated amortization and impairment losses, if any. Cost includes prepaid expenses directly attributable to the acquisition of advertising operating rights. Such prepaid expenses are, in general, charged to the unaudited condensed consolidated statements of operations on a straight-line basis over the operating period. All the costs expected to be amortized after twelve months of the balance sheet date are classified as non-current assets.

An impairment loss is recognized when the carrying amount of the prepayments for advertising operating rights exceeds the sum of the undiscounted cash flows expected to be generated from the advertising operating rights’ use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset calculated using a discounted cash flow analysis.

(G) Investment in available-for-sale securities

The Company’s marketable equity securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income. Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other (expense) income, net. The Company evaluates the investments periodically for possible other-than-temporary impairment. When assessing other-than-temporary impairment of equity securities, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, the Company’s intent to hold the investment for a period of time which may be sufficient for an anticipated recovery in market value, and whether its cash flow needs may require the Company to sell the investment. If appropriate, the Company records impairment charges equal to the amount that the carrying value of an equity security exceeds the estimated fair value of such security as of the evaluation date. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions to acquire the security, using the specific identification method.

The determination of current or noncurrent status for individual available-for-sale securities is made on the basis of whether or not the securities are considered working capital available for current operations under Accounting Standards Codification, or ASC, 210-10-45. We determined that investment in available-for-sale securities have not been made for the purposes of control, affiliation, or other continuing business advantage. As a result, investment in available-for-sale securities is classified as current assets on the unaudited condensed consolidated financial statements as of June 30, 2011 and December 31, 2010.

(H) Equipment, Net

Equipment is stated at cost less accumulated depreciation and impairment losses, if any. Depreciation is provided on a straight-line basis, less estimated residual values over the assets’ estimated useful lives.  The estimated useful lives are as follows:

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

When equipment is retired or otherwise disposed of, the related cost, accumulated depreciation and provision for impairment loss, if any, are removed from the respective accounts, and any gain or loss is reflected in the unaudited condensed consolidated statements of operations. Repairs and maintenance costs on equipment are expensed as incurred.

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

(J) Deferred Charges, Net

Deferred charges are fees and expenses directly related to the issuance of convertible promissory notes, including placement agents’ fees. Deferred charges are capitalized and amortized over the life of the convertible promissory notes using the effective interest method. Amortization of deferred charges is included in amortization of deferred charges and debt discount on the unaudited condensed consolidated statements of operations while the unamortized balance is included in deferred charges on the condensed consolidated balance sheets. All the costs expected to be amortized after twelve months of the condensed consolidated balance sheet date are classified as non-current assets.

(K) Convertible Promissory Notes

On April 2, 2009, the Company issued new 1% unsecured senior convertible promissory notes to the previous 3% convertible promissory notes holders who agreed to cancel these 3% convertible promissory notes in the principal amount of $5,000,000 (including all accrued and unpaid interest thereon), and all of the warrants, in exchange for the new 1% unsecured senior convertible promissory notes in the principal amount of $5,000,000. The 1% convertible promissory notes bear interest at 1% per annum, payable semi-annually in arrears, mature on April 1, 2012, and are convertible at any time by the holder into shares of the Company’s common stock at a fixed conversion price of $0.02326 per share, subject to customary anti-dilution adjustments. Pursuant to ASC Topic 470-50 and ASC Topic 470-50-40, the Company determined that the original convertible notes and new convertible notes were with substantially different terms and hence the exchange was recorded as an extinguishment of original notes and issuance of new notes.

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

(M) Stock-based Compensation

The Company adopted ASC Topic 718, using a modified prospective application transition method, which establishes accounting for stock-based awards in exchange for employee services. Under this application, the Company is required to record stock-based compensation expense for all awards granted after the date of adoption and unvested awards that were outstanding as of the date of adoption. ASC Topic 718 requires that stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized as expense over the requisite services period.

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

The diluted net loss per common share is the same as the basic net loss per share for the three and six months ended June 30, 2011 and 2010, as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

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

(V) Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update, or ASU, No. 2011-02, A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring, which amends guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring (“TDR”). This update responds to concerns that creditors are inconsistently applying existing guidance for identifying TDRs. This update is effective for a public entity for interim and annual periods beginning on or after June 15, 2011. Retrospective application is required for restructurings occurring on or after the beginning of the fiscal year of adoption for purposes of identifying and disclosing TDRs. However, an entity should apply prospectively changes in the method used to calculate impairment on receivables. At the same time it adopts ASU No. 2011-02, a public entity will be required to disclose the activity-based information about TDRs that was previously deferred by ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU No. 2010-20. Early adoption is permitted. Management is currently evaluating the potential impact of ASU No. 2011-02 on our financial statements.

In April 2011, FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. This update amends FASB ASC Topic 860, specifically the criteria required to determine whether a repurchase agreement and similar agreements should be accounted for as sales of financial assets or secured borrowings with commitments. This update is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. Management is currently evaluating the potential impact of ASU No. 2011-03 on our financial statements.

In May 2011, FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (“IFRSs”). This update clarifies the board's intent of current guidance, modifies and changes certain guidance and principles, and adds additional disclosure requirements concerning the three levels of fair value measurements. Specific amendments are applied to FASB ASC 820-10-35, Subsequent Measurement and FASB ASC 820-10-50, Disclosures. The amendments in this update are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. Management is currently evaluating the potential impact of ASU No. 2011-04 on our financial statements.

In May 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This ASU amends the FASB ASC Topic 220 to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. These amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This update should be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. Management is currently evaluating the potential impact of ASU No. 2011-05 on our financial statements.

(W) Reclassifications

Certain amounts reported for prior period have been reclassified to conform to the current period’s presentation.

NOTE 4.                    SUBSIDIARIES AND VARIABLE INTEREST ENTITY

Details of the Company’s principal subsidiaries and variable interest entity as of June 30, 2011 were as follows:

Name	Place of Incorporation	Ownership/Control interest attributable to the Company	Principal activities
NCN Group Limited	BVI	100%	Investment holding
NCN Media Services Limited	BVI	100%	Investment holding
Cityhorizon Limited	Hong Kong	100%	Investment holding
Linkrich Enterprise Advertising and Investment Limited	Hong Kong	100%	Investment holding
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
Crown Eagle Investment Limited	Hong Kong	100%	Dormant
Crown Winner International Limited	Hong Kong	100%	Dormant
Beijing Huizhong Bona Media Advertising Co., Ltd.*	PRC	100%	Provision of advertising services
Yi Gao Shanghai Advertising Limited	PRC	100%	Provision of advertising services
Huizhong Lianhe Media Technology Co., Ltd.	PRC	100%	Provision of high-tech services
NCN Huamin Management Consultancy (Beijing) Company Limited	PRC	100%	Dormant
* Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.

NOTE 5.                    ACCOUNTS RECEIVABLE, NET

Accounts receivable, net as of June 30, 2011 and December 31, 2010 were as follows:

	As of June 30, 2011 (Unaudited)	As of December 31, 2010 (Audited)
Accounts receivable	$98,153	$411,592
Less: allowance for doubtful debts	(12,891)	(12,598)
Total	$85,262	$398,994

The Company recorded no allowance for doubtful debts for accounts receivables for the three and six months ended June 30, 2011 and 2010.

NOTE 6.                   PREPAYMENTS FOR ADVERTISING OPERATING RIGHTS, NET

Prepayments for advertising operating rights, net as of June 30, 2011 and December 31, 2010 were as follows:

	As of June 30, 2011 (Unaudited)	As of December 31, 2010 (Audited)
Gross carrying amount	$433,825	$209,186
Less: accumulated amortization	(356,742)	-
Total	$77,083	$209,186

Total amortization expense of prepayments for advertising operating rights of the Company for the three months ended June 30, 2011 and 2010 were $177,456 and $310,306, respectively, while for the six months ended June 30, 2011 and 2010 amounted to $352,904 and $578,159, respectively. The amortization expense of prepayments for advertising operating rights was included as cost of advertising services in the unaudited condensed consolidated statements of operations.

As the Company recorded a continuous net loss, the Company performed an impairment review of its prepayments for advertising operating rights. The Company compared the carrying amount of the prepayments for advertising operating rights to the sum of the undiscounted cash flows expected to be generated. The Company determined their fair values using a discounted cash flow analysis if the carrying values exceeded undiscounted cash flows. Accordingly, the Company recorded no impairment loss for the three and six months ended June 30, 2011 and 2010.

NOTE 7.                    INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

Investment in available-for-sale securities as of June 30, 2011 and December 31, 2010 were as follows:

	As of June 30, 2011 (Unaudited)	As of December 31, 2010 (Audited)
Listed equity securities in Hong Kong
Gross adjusted cost	$207,155	$276,636
Less: Temporary decline in value	-	(153,559)
Other-than-temporary decline in value	(153,309)	-
Estimated fair value	$53,846	$123,077

As of June 30, 2011, the estimated fair value of these securities was $53,846, a total of $153,309 less than their adjusted cost. The Company evaluates the investment in available-for-sale securities periodically for possible other-than-temporary impairment. As of June 30, 2011, the Company determined the decline in value of these securities as of June 30, 2011 to be other-than-temporary. Accordingly, the Company recorded an impairment charges of $153,309 and $nil for the three and six months ended June 30, 2011 and 2010 respectively. Such impairment charges were included as other (expenses) income, net in the unaudited condensed consolidated statements of operations.

The fair value of such securities was based on quoted market prices. These financial instruments consist of listed equity securities in Hong Kong, which are carried at fair value and were classified in Level 1 of the fair value hierarchy.

NOTE 8.                    PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of June 30, 2011 and December 31, 2010 were as follows:
	As of June 30, 2011 (Unaudited)	As of December 31, 2010 (Audited)
Payments from customers withheld by a third party	$1,487,616	$1,453,843
Other receivables	-	250,351
Prepaid expenses	178,988	132,945
Rental deposits	4,205	4,120
Sub-total	1,670,809	1,841,259
Less: allowance for doubtful debts	(1,489,657)	(1,455,837)
Total	$181,152	$385,422

The Company recorded no allowance for doubtful debts for prepaid expenses and other current assets for the three and six months ended June 30, 2011 and 2010.

NOTE 9.                    CONVERTIBLE PROMISSORY NOTES AND WARRANTS

(A)  3% Convertible Promissory Notes and Warrants

On April 2, 2009, the Company entered into a new financing arrangement with the holders of the previous 3% Convertible Promissory Notes and Warrants (“the 3% Convertible Notes Investors”) and Keywin.

Pursuant to a note exchange and option agreement, dated April 2, 2009 (the “Note Exchange and Option Agreement”), between the Company and Keywin, Keywin exchanged the 3% Convertible Promissory Notes in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 307,035,463 shares of the Company’s common stock and an option to purchase an aggregate of 122,814,185 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000, originally exercisable for a three-month period commencing on April 2, 2009 (the “Keywin Option”). Pursuant to several subsequent amendments, the exercise period of such option was eventually extended to a thirty-three-month period ending on January 1, 2012 and the Company has the right to unilaterally terminate the exercise period upon 30 days’ written notice. As of June 30, 2011, such option to purchase the Company’s common stock has not been exercised.

Pursuant to a note exchange agreement, dated April 2, 2009, among the Company and the 3% Convertible Notes Investors, the parties agreed to cancel the 3% Convertible Promissory Notes in the principal amount of $5,000,000  (including all accrued and unpaid interest thereon), and all of the warrants, in exchange for the Company’s issuance of new 1% Unsecured Senior Convertible Promissory Notes due 2012 in the principal amount of $5,000,000 (the “1% Convertible Promissory Notes”). The 1% Convertible Promissory Notes bear interest at 1% per annum, payable semi-annually in arrears, mature on April 1, 2012, and are convertible at any time by the holder into shares of the Company’s common stock at an initial conversion price of $0.02326 per share, subject to customary anti-dilution adjustments. In addition, in the event of a default, the holders will have the right to redeem the 1% Convertible Promissory Notes at 110% of the principal amount, plus any accrued and unpaid interest. The parties also agreed to terminate the security agreement and release all security interests arising out of the 3% Note and Warrant Purchase Agreement and the 3% Convertible Promissory Notes.

Convertible promissory notes, net as of June 30, 2011 and December 31, 2010 were as follows:

	As of June 30, 2011 (Unaudited)	As of December 31, 2010 (Audited)
Gross carrying value	$5,000,000	$5,000,000
Less: Allocated intrinsic value of beneficial conversion feature	(1,447,745)	(1,447,745)
Add: Accumulated amortization of debt discount	998,394	752,056
	4,550,649	4,304,311
Less: Current portion	(4,550,649)	-
Non-current portion	$-	$4,304,311

The amortization of deferred charges and debt discount for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2011 (Unaudited)	June 30, 2010 (Unaudited)	June 30, 2011 (Unaudited)	June 30, 2010 (Unaudited)
Conversion Features	$124,790	$110,422	$246,338	$218,034
Deferred Charges	20,229	19,699	40,543	39,486
Total	$145,019	$130,121	$286,881	$257,520

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

Interest Expense

The following table details the interest expenses:

	Three Months Ended		Six Months Ended
	June 30, 2011 (Unaudited)	June 30, 2010 (Unaudited)	June 30, 2011 (Unaudited)	June 30, 2010 (Unaudited)
1% convertible promissory notes	$12,465	$12,465	$24,794	$24,795
Others	-	-	-	179
Total	$12,465	$12,465	$24,794	$24,974

NOTE 10.                 COMMITMENTS AND CONTINGENCIES

(A) Commitments

1. Rental Lease Commitment

The Company’s existing rental leases do not contain significant restrictive provisions. The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases as of June 30, 2011 (unaudited):

Six months ending December 31, 2011	$75,574
Fiscal years ending December 31,
2011	75,574
2012	91,147
2013 and thereafter	-
Total	$166,721

2. Annual Advertising Operating Rights Fee Commitment

The Company, through its PRC operating companies, has acquired advertising rights from third parties to operate different types of advertising panels for certain periods.

The following table sets forth the estimated future annual commitment of the Company with respect to the advertising operating rights of panels that the Company held as of June 30, 2011 (unaudited):

Six months ending December 31, 2011	$458,029
Fiscal years ending December 31,
2011	458,029
2012	713,483
2013	535,113
2014 and thereafter	-
Total	$1,706,625

3. Capital commitments

As of June 30, 2011, the Company had commitments for capital expenditures in connection with construction of roadside advertising panels and mega-size advertising panels of approximately $19,000.

(B) Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. Set forth below is a description of certain loss contingencies as of June 30, 2011 and management’s opinion as to the likelihood of loss in respect of loss contingency.

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

In June, 2010, NCN Huamin received a notice from Beijing Chaoyang People’s Court dated May 24, 2010 that Chengtian, as plaintiff, had initiated a lawsuit against NCN Huamin again, seeking an aggregate of RMB3,537,880 (equivalent to approximately US$520,000 at the then-prevailing exchange rate) for unpaid rental-related expenses, plus fines and penalties for delayed payment as well as compensation for unilateral termination of the rental contract. On December 1, 2010, the Beijing Chaoyang People’s Court made a judgment that Chengtian is liable to refund the rental deposit back to NCN Huamin of RMB1,455,197 (equivalent to approximately US$219,000 at the then-prevailing exchange rate).and NCN Huamin is liable to pay Chengtian for the unpaid rent and rental-related expenses of RMB641,651 (equivalent to approximately US$97,000 at the then-prevailing exchange rate), as a result, Chengtian is liable to refund a net balance of RMB813,546 (equivalent to approximately US$122,000 at the then-prevailing exchange rate) back to NCN Huamin.

On December 12, 2010, Chengtian appealed to Beijing Second Intermediate People's Court against the Chaoyang People’s Court’s decision. On May 18, 2011, the Beijing Second Intermediate People's Court made a judgment to affirm the original judgment. As a result, Chengtian is liable to refund a net balance of RMB 813,546 (equivalent to approximately US$125,000 at the then-prevailing exchange rate) to NCN Huamin.

Based on the latest outcome of this lawsuit, the Company believed there is no loss contingency in relation to this lawsuit. Accordingly, the Company reversed all the accrued rental-related expenses associated with this lawsuit amounting to RMB1,405,868 (equivalent to approximately $216,000 at the then-prevailing exchange rate) during the three months ended June 30, 2011.

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

NOTE 11.                  STOCKHOLDERS’ DEFICIT

(A)  Stock, Options and Warrants Issued for Services

1. In August 2006, the Company issued a warrant to purchase up to 100,000 shares of restricted common stock to a consultant at an exercise price $0.70 per share. One-fourth of the shares underlying the warrant became exercisable every 45 days beginning from the date of issuance. The warrant remains exercisable until August 25, 2016. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by ASC Topic 718 with the following assumptions and estimates: expected dividend 0%, volatility 192%, a risk-free rate of 4.5% and an expected life of one (1) year. The value of the warrant recognized for the three and six months ended June 30, 2011 and 2010 were $nil. As of June 30, 2011, none of the warrants was exercised.

2. In July 2009, the Board of Directors granted an aggregate of 1,800,000 shares of common stock to the then independent directors of the Company for their services to the Company covering the period from July 2, 2009 to July 1, 2010. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Peter Mak (who resigned as a director of the Company on December 31, 2009): 600,000 shares; Ronald Lee: 600,000 shares; and Gerald Godfrey: 600,000 shares. Such shares with par value of $0.001were issued on July 28, 2009 but will not be vested until July 1, 2010 after which the relevant share certificate will be handed to the independent directors. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil and $9,000 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operations for the three months ended June 30, 2011 and 2010 respectively, while during the six months ended June 30, 2011 and 2010 such amounts were $nil and $18,000, respectively.

3. In July 2009, the Board of Directors granted an aggregate of 2,000,000 shares of common stock to Jennifer Fu, Chief Financial Officer and one employee of the Company individually for their services to the Company covering the period from July 15, 2009 to July 14, 2011. Such shares with par value of $0.001 were issued on July 28, 2009 but will not vest until July 14, 2010 after which the relevant share certificate will be handed to the employees. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $3,750 and $7,500 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operations for the three months ended June 30, 2011 and 2010 respectively, while during the six months ended June 30, 2011 and 2010 such amounts were $7,500 and $15,000, respectively.

4. In July 2009, NCN Group Management entered into Executive Employment Agreements with Earnest Leung, Chief Executive Officer and Godfrey Hui, Deputy Chief Executive Officer. Pursuant to the agreements, Dr. Earnest Leung and Mr. Godfrey Hui were granted 30,000,000 and 10,000,000 shares, respectively, for their services rendered during the period from July 1, 2009 to June 30, 2011. Such shares with par value of $0.001 each were issued to the concerned executives on July 28, 2009. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $1,200,000 of deferred stock compensation amortized over requisite service period. The amortization of deferred stock compensation of $150,000 was recorded as non-cash stock-based compensation and included in general and administrative expenses on the unaudited condensed consolidated statements of operations for the three months ended June 30, 2011 and 2010 respectively, while during the six months ended June 30, 2011 and 2010 such amounts were both $300,000.

5. In August 2010, the Board of Directors granted an aggregate of 1,800,000 shares of common stock to the independent directors of the Company for their services to the Company covering the period from July 2, 2010 to July 1, 2011. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Ronald Lee, 600,000 shares; Gerald Godfrey, 600,000 shares; and Serge Choukroun, 600,000 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $13,909 and $nil of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statement of operation for the three months ended June 30, 2011 and 2010, respectively, while during the six months ended June 30, 2011 and 2010 such amounts were $27,818 and $nil, respectively.

NOTE 12.                 RELATED PARTY TRANSACTIONS

Except as set forth below, during the six months ended June 30, 2011 and 2010, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

On January 1, 2010, the Company and Keywin, of which the Company’s Chief Executive Officer and director is the director and his spouse is the sole shareholder, entered into the third Amendment, pursuant to which the Company agreed to further extend the exercise period for the Keywin Option under the Note Exchange and Option Agreement between the Company and Keywin, to purchase an aggregate of 122,814,185 shares of our common stock for an aggregate purchase price of $2,000,000, to an eighteen-month period ending on October 1, 2010, and provide the Company with the right to unilaterally terminate the exercise period upon 30 days’ written notice. On June 1, 2011, the exercise period for the Keywin Option was further extended to a thirty-three-month period ending on January 1, 2012.

During the six months ended June 30, 2010 and 2011, the Company recorded a fee of $57,357 and $53,077 respectively for sharing an office with its facilities, of which the related company is the tenant. As of June 30, 2011 and December 31, 2010, the Company recorded an amount of $30,000 and $26,538 payable to the related company respectively. Such payables were included in accounts payable, accrued expenses and other payables on the condensed consolidated balance sheets. The amount is unsecured, bears no interest and repayable on demand.

In June 2011, the Company received a loan of $100,000 from its shareholder, Keywin. As of June 30, 2011, the Company recorded an amount of $100,000 payable to Keywin. Such payable was included in accounts payable, accrued expenses and other payables on the condensed consolidated balance sheets. The amount is unsecured, bears no interest and repayable on demand.

NOTE 13.                 NET LOSS PER COMMON SHARE

Net loss per common share information for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2011 (Unaudited)	June 30, 2010 (Unaudited)	June 30, 2011 (Unaudited)	June 30, 2010 (Unaudited)
Numerator:
Net loss attributable to NCN common stockholders	$(454,798)	$(915,763)	$(1,276,733)	$(1,980,029)
Denominator:
Weighted average number of shares outstanding, basic	422,522,071	422,522,071	422,522,071	422,568,480
Effect of dilutive securities	-	-	-	-
Options and warrants	-	-	-	-
Weighted average number of shares outstanding, diluted	422,522,071	422,522,071	422,522,071	422,568,480

Net loss per common share – basic and diluted	$(0.001)	$(0.002)	$(0.003)	$(0.005)

The diluted net loss per common share is the same as the basic net loss per common share for the three and six months ended June 30, 2011 and 2010, respectively, as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. The securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because of anti-dilutive effect as of June 30, 2011 and 2010 were summarized as follows:

	Three Months Ended		Six Months Ended
	June 30, 2011 (Unaudited)	June 30, 2010 (Unaudited)	June 30, 2011 (Unaudited)	June 30, 2010 (Unaudited)
Potential common equivalent shares:
Conversion feature associated with convertible promissory notes to common stock	214,961,307	214,961,307	214,961,307	214,961,307
Common stock to be granted to consultants for services (including non-vested shares)*	100,000	100,000	100,000	100,000
Stock options granted to Keywin	39,480,852	84,295,666	71,143,778	84,295,666
Total	254,542,159	299,356,973	286,205,085	299,356,973

Remarks: * As of June 30, 2011, the number of potential common equivalent shares associated with warrants issued for services was nil, which was related to a warrant to purchase 100,000 shares of common stock issued by the Company to a consultant in 2006 for service rendered at an exercise price of $0.70, which will expire in August 2016.

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

Our total advertising revenues were $719,774 and $1,102,443 for the six months ended June 30, 2011 and 2010, respectively. Our net loss was $1,276,733 and $1,980,029 for the six months ended June 30, 2011 and 2010, respectively. Although the global economy has experienced steady recovery since mid-2009, our results of operations were still negatively affected by a variety of factors, which led to less than expected revenues and cash inflows during the fiscal year 2011, including the following:

•	the rising costs to acquire advertising rights due to competition among bidders;
•	slower than expected consumer acceptance of the digital form of advertising media;
•	strong competition from other media companies; and
•	many customers continued to be cost-conscious in their advertising budget especially on our new digital form of media although there have been signs of recovery in China since late 2009.

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

Results of Operations

Comparison of Three Months Ended June 30, 2011 and June 30, 2010

Revenues – Our revenues consist primarily of income from out-of-home advertising panels. We recognize revenue in the period when advertisements are displayed. Revenues from advertising services for the three months ended June 30, 2011 were $323,071, as compared to $724,261 for the corresponding prior year period, a decrease of 55%. The decrease was mainly attributed to a decrease in advertising sales orders received for our current Nanjing Road Project and limited revenues generated from our advertising agency business in the 2011 period. Revenues from our advertising agency business for the three months ended June 30, 2011 were $nil, as compared to $120,983 for the three months ended June 30, 2010.  The decrease was the result of increased competition in securing advertising agency business in the 2011 period.

Cost of Revenues – Cost of revenues primarily consists of fees to obtain rights to operate advertising panels, advertising agency service fees, media display equipment depreciation expenses and other miscellaneous expenses. Cost of revenues for the three months ended June 30, 2011 were $268,710, a decrease of 42% as compared to $463,581 for the three months ended June 30, 2010. The significant decrease was mainly attributable to the decrease in the amortization of advertising operating rights fee by 42% to $177,456 for the three months ended June 30, 2011, as compared to $310,306 for the corresponding prior year period as a result of (1) the termination of commercially non-viable concession right contracts during in 2010; (2) the re-negotiation of certain concession advertising operating rights fees to lower prices and (3) the decrease in sales orders received by our advertising agency business. The cost of our advertising agency business for the three months ended June 30, 2011 was $nil, a decrease of 100%, as compared to $102,034, for the corresponding prior year period due to decrease in the revenues generated from advertising agency business.

Gross Profit – Our gross profit for the three months ended June 30, 2011 was $54,361, as compared to gross profit of $260,680 for the corresponding prior year period. The decrease in gross profit was primarily due to a significant decrease in our revenues generated from our current Nanjing Road Project.

Selling and Marketing Expenses – Selling and marketing expenses primarily consists of advertising and other marketing related expenses, compensation and related expenses for personnel engaged in sales and sales support functions. Selling and marketing expenses for the three months ended June 30, 2011 increased by 20% to $113,455, as compared to $94,931 for the corresponding prior period. The increase was mainly due to an increase in our promotional and marketing activities.

General and Administrative Expenses – General and administrative expenses primarily consists of compensation related expenses (including salaries paid to executive and employees, stock-based compensation expense for stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718, employee bonuses and other staff welfare and benefits, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses). General and administrative expenses for the three months ended June 30, 2011 decreased by 97% to $32,962, as compared to $970,545 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to the following factors: 1) a one-time loss on disposal of equipment amounting to $562,173 recorded during the three months ended June 30, 2010; 2) a reversal of over-provision of rental related expenses in connection with the Chengtian litigation amounting to $215,639 recorded during the three months ended June 30, 2011 and 3) a reversal of over-provision of tax allowance for shares granted to executives amounting to $297,415 recorded during the three months ended June 30, 2011 as a result of the decline in our stock price when the requisite service period is completed, offset by a gain on write-off of long-aged payables amounting to $200,000 during the three months ended June 30, 2010.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the three months ended June 30, 2011 increased to $157,484, or by 10%, compared to $142,586 for the corresponding prior year period. The increase was mainly due to the increase in amortization of deferred charges and debt discount. Such increase was as a result of using the effective interest method for amortization.

Other (expenses) income, net – Other expenses, net for the three months ended June 30, 2011 was 205,258, compared to other income of $31,619 for the corresponding prior year period. The increase in other expenses, net was mainly attributed to the non-cash impairment charges on available-for-sale securities amounting to $153,309 and loss from sales of available-for-sale securities amounting to $51,980 were recorded in the 2011 period. Other income for the prior year period was mainly attributed to gain from sales of available-for-sale securities amounting to $31,063.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended June 30, 2011 and 2010 as the Company and all of its subsidiaries and variable interest entity operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $454,798 for the three months ended June 30, 2011, a decrease of 50% compared to a net loss of $915,763 for the corresponding prior year period. The decrease in net loss was driven by the decrease in general and administrative expenses offset by decrease in gross profit and increase in both selling and marketing expenses and other expenses, net, all as more particularly described above.

Comparison of Six Months Ended June 30, 2011 and June 30, 2010

Revenues –Revenues from advertising services for the six months ended June 30, 2011 were $719,774, as compared to $1,102,443 for the corresponding prior year period, a decrease of 35%.The decrease was mainly attributed to (1) a decrease in advertising sales orders received for our current Nanjing Road Project; (2) limited revenues was generated from our advertising agency business in the 2011  period and (3) a loss of further sales orders from those advertising projects that were terminated in 2010. Revenues from our advertising agency business for the six months ended June 30, 2011 were $27,265, as compared to $252,116 for the six months ended June 30, 2010.  The 89% decrease was the result of increased competition in securing advertising agency business in the 2011 period.

Cost of Advertising Services –Cost of revenues for the six months ended June 30, 2011 were $568,466, a decrease of 39% as compared to $930,016 for the six months ended June 30, 2010. The significant decrease was mainly attributable to the decrease in the amortization of advertising operating rights fee by 44% to $352,904 for the six months ended June 30, 2011, as compared to $630,738 for the corresponding prior year period as a result of (1) the termination of commercially non-viable concession right contracts during 2010; (2) the renegotiation of certain concession advertising operating rights fees to lower prices and (3) the decrease in sales orders received for advertising agency business. The cost of our advertising agency business for the six months ended June 30, 2011 was $12,765 a decrease of 94%, as compared to $213,295 for the corresponding prior year period due to a decrease in the revenues generated from advertising agency business.

Gross Profit – Our gross profit for the six months ended June 30, 2011 was $151,308, as compared to gross profit of $172,427 for the corresponding prior year period. The decrease in gross profit was primarily due to the decrease in our revenues.

Selling and Marketing Expenses – Selling and marketing expenses for the six months ended June 30, 2011 increased by 32% to $243,925, compared to $184,938 for the corresponding prior period. The increase was mainly due to an increase in promotional and marketing activities.

General and Administrative Expenses – General and administrative expenses for the six months ended June 30, 2011 decreased by 62% to $667,241, compared to $1,755,921 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to the following factors: 1) a one-time loss on disposal of equipment amounting to $562,173 recorded during the six months ended June 30, 2010; 2) a reversal of over-provision of rental related expenses in connection with the Chengtian litigation amounting to $215,639 recorded during the six months ended June 30, 2011; 3) a reversal of over-provision of tax allowance for shares granted to executives amounting to $297,415 recorded during the six months ended June 30, 2011 as a result of the decline in our stock price when the requisite service period is completed and 4) continuous reduction of the Company’s workforce, rental, and other general and administrative expenses as well as close down of our Beijing office in 2010, offset by a gain on write-off of long-aged payables amounting to $200,000 during the six months ended June 30, 2010.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the six months ended June 30, 2011 increased to $311,675, or by 10%, compared to $282,494 for the corresponding prior year period. The increase was mainly due to the increase in amortization of deferred charges and debt discount. Such increase was as a result of using the effective interest method for amortization.

Other (expenses) income, net –Other expenses, net for the six months ended June 30, 2011 was 205,200, compared to other income of $70,897 for the corresponding prior year period. The increase in other expenses was mainly attributed to the non-cash impairment charges on available-for-sale securities amounting to $153,309 and loss from sales of available-for-sale securities amounting to $51,980 were recorded in 2011. Other income for prior year period was mainly attributed to gain from sales of available-for-sale securities amounting to $31,063 and net rental income generated from subleasing our office to third parties.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the six months ended June 30, 2011 and 2010 as the Company and all of its subsidiaries and its variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $1,276,733 for the six months ended June 30, 2011, a decrease of 36%, compared to a net loss of $1,980,029 for the corresponding prior year period. The decrease in net loss was driven by the decrease in general and administrative expenses offset by decrease in gross profit and increase in both selling and marketing expenses and other expenses, net, all as more particularly described above.

Liquidity and Capital Resources

As of June 30, 2011, we had cash of $332,526, as compared to $170,621 as of December 31, 2010, an increase of $161,905. The increase was mainly attributable to the cash provided by shareholder loan and the cash provided by operating activities as a result of better management of our working capital.

The following table sets forth a summary of our cash flows for the periods indicated:
	Six Months Ended
	June 30, 2011 (Unaudited)	June 30, 2010 (Unaudited)
Net cash provided by (used in) operating activities	$73,012	$(665,555)
Net cash used in investing activities	(6,937)	(445,873)
Net cash provided by financing activities	100,000	-
Effect of exchange rate changes on cash	(4,170)	15,425
Net increase (decrease) in cash	161,905	(1,096,003)
Cash, beginning of period	170,621	1,969,549
Cash, end of period	$332,526	$873,546

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2011 was $73,012, as compared with net cash utilized by operating activities of $665,555 for the corresponding prior year period. The increase in net cash provided by operating activities was mainly attributable to better management of our working capital, collection of accounts receivable and increased receipts in advance from customers.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2011 was $6,937, compared with $445,873 for the corresponding prior year period. The decrease was mainly attributable to our investment in equity securities during the six months ended June 30, 2010.

Financing Activities

Net cash provided by financing activities was $100,000 for the six months ended June 30, 2011, compared with $nil for the corresponding prior year period. The increase was mainly due to a receipt of shareholder loan of $100,000 provided by Keywin during the six months ended June 30, 2011.

Advertising Operating Rights Fees

Advertising operating rights fees are the major cost of our advertising revenue. To maintain the advertising operating rights, we are required to pay advertising operating rights fees in accordance with payment terms set forth in contracts we entered into with various parties. These parties generally require us to prepay advertising operating rights fees for a period of time. The details of our advertising operating rights fees as of and for the three and six months ended on June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2011 (Unaudited)	June 30, 2010 (Unaudited)	June 30, 2011 (Unaudited)	June 30, 2010 (Unaudited)
Payment for prepayments for advertising operating rights	$77,083	$301,962	$217,976	$477,353
Settlement of accrued advertising operating rights	-	52,579	-	157,263
Total payment	$77,083	$354,541	$217,976	$634,616

Amortization of prepayments for advertising operating rights	$177,456	$310,306	$352,904	$578,159
Accrued advertising operating rights fee recognized	-	-	-	52,579
Total advertising operating rights fee recognized	$177,456	$310,306	$352,904	$630,738

	As of June 30, 2011 (Unaudited)	As of December 31, 2010 (Audited)
Prepayments for advertising operating rights, net	$77,083	$209,186

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

Capital Expenditures

During the six months ended June 30, 2011 and 2010, we acquired assets of $24,438 and $4,743 respectively, which were financed through cash generated from operating activities.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of June 30, 2011:

	Payments due by period
	Total	Due in 2011	Due in 2012- 2013	Due in 2014- 2015	Thereafter
Long-term debt obligations (a)	$5,000,000	$-	$5,000,000	$-	$-
Operating lease obligations (b)	166,721	75,574	91,147	-	-
Annual advertising operating rights fee obligations (c)	1,706,625	458,029	1,248,596	-	-
Purchase obligations (d)	19,000	19,000	-	-	-
	$6,892,346	$552,603	$6,339,743	$-	$-

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

Our cash flow projections indicate that our current assets and projected revenues from our existing project will not be sufficient to fund operations over the next twelve months.  We expect our cash outflow in the coming twelve months will be mainly related to general operating expenses and advertising operating rights fees for the Nanjing Road Project. This raises substantial doubt about our ability to continue as a going concern. We intend to rely on Keywin’s exercise of its outstanding option to purchase $2 million in shares of our common stock or on the issuance of additional equity and debt securities, in order to fund our operations.  However, it may be difficult for us to raise funds in the current economic environment. If adequate capital is not available to us, we may need to sell assets, seek to undertake a restructuring of our obligations with our creditors, or even cease our operations. We cannot give assurance that we will be able to generate sufficient revenue or raise new funds, or that Keywin will exercise its option before their expiration. In any such case, we may not be able to continue as a going concern.

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

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-02, A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring, which amends guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring (“TDR”). This update responds to concerns that creditors are inconsistently applying existing guidance for identifying TDRs. This update is effective for a public entity for interim and annual periods beginning on or after June 15, 2011. Retrospective application is required for restructurings occurring on or after the beginning of the fiscal year of adoption for purposes of identifying and disclosing TDRs. However, an entity should apply prospectively changes in the method used to calculate impairment on receivables. At the same time it adopts ASU No. 2011-02, a public entity will be required to disclose the activity-based information about TDRs that was previously deferred by ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU No. 2010-20. Early adoption is permitted. Management is currently evaluating the potential impact of ASU No. 2011-02 on our financial statements.

In April 2011, FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. This update amends FASB ASC Topic 860, specifically the criteria required to determine whether a repurchase agreement and similar agreements should be accounted for as sales of financial assets or secured borrowings with commitments. This update is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. Management is currently evaluating the potential impact of ASU No. 2011-03 on our financial statements.

In May 2011, FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs. This update clarifies the board's intent of current guidance, modifies and changes certain guidance and principles, and adds additional disclosure requirements concerning the three levels of fair value measurements. Specific amendments are applied to FASB ASC 820-10-35, Subsequent Measurement and FASB ASC 820-10-50, Disclosures. The amendments in this update are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. Management is currently evaluating the potential impact of ASU No. 2011-04 on our financial statements.

In May 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This update amends the FASB ASC Topic 220 to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. These amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This update should be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. Management is currently evaluating the potential impact of ASU No. 2011-05 on our financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

In June, 2010, NCN Huamin received a notice from Beijing Chaoyang People’s Court dated May 24, 2010 that Chengtian, as plaintiff, had initiated a lawsuit against NCN Huamin again, seeking an aggregate of RMB3,537,880 (equivalent to approximately US$520,000 at the then-prevailing exchange rate) for unpaid rental-related expenses, plus fines and penalties for delayed payment as well as compensation for unilateral termination of the rental contract. On December 1, 2010, the Beijing Chaoyang People’s Court made a judgment that Chengtian is liable to refund the rental deposit back to NCN Huamin of RMB1,455,197 (equivalent to approximately US$219,000 at the then-prevailing exchange rate).and NCN Huamin is liable to pay Chengtian for the unpaid rent and rental-related expenses of RMB641,651 (equivalent to approximately US$97,000 at the then-prevailing exchange rate), as a result, Chengtian is liable to refund a net balance of RMB813,546 (equivalent to approximately US$122,000 at the then-prevailing exchange rate) back to NCN Huamin.

On December 12, 2010, Chengtian appealed to Beijing Second Intermediate People's Court against the Chaoyang People’s Court’s decision. On May 18, 2011, the Beijing Second Intermediate People's Court made a judgment to affirm the original judgment. Accordingly, Chengtian is liable to refund a net balance of RMB 813,546 (equivalent to approximately US$125,000 at the then-prevailing exchange rate) to NCN Huamin.

Based on the latest outcome of this lawsuit, we believed there is no loss contingency in relation to this lawsuit. Accordingly, we reversed all the accrued rental-related expenses associated with this lawsuit amounting to RMB1,405,868 (equivalent to approximately $216,000 at the then-prevailing exchange rate) during the three months ended June 30, 2011.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended June 30, 2011, the sale of which was not previously disclosed in a current report on Form 8-K filed during that period.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.          (REMOVED AND RESERVED).

ITEM 5.          OTHER INFORMATION.

Under the terms of an amendment dated as of June 1, 2011, between the Company and Keywin, we agreed to extend the exercise period for the Keywin Option under the Note Exchange and Option Agreement between the Company and Keywin, to purchase an aggregate of 122,814,185 shares of our common stock for an aggregate purchase price of $2,000,000, from a twenty-seven-month period ended on June 30, 2011 to a thirty-three-month period ending on January 1, 2012.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.          EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
10.1	Amendment No. 5 to Note Exchange and Option Agreement, dated June 1, 2011, between Keywin Holdings Limited and the Company.

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2011	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jennifer Fu
Jennifer Fu, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)