Form 10-Q
period 2011-09-30
NETWORK CN INC
filed 2011-11-14
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 14, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	96,504,467

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	32

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

NETWORK CN INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Note	As of September 30, 2011	As of December 31, 2010
ASSETS
Current Assets
Cash		$135,285	$170,621
Accounts receivable, net	5	103,686	398,994
Prepayments for advertising operating rights, net	6	141,507	209,186
Investment in available-for-sale securities	7	-	123,077
Prepaid expenses and other current assets, net	8	163,841	385,422
Deferred charges, net		52,054	81,214
Total Current Assets		596,373	1,368,514

Equipment, Net		425,530	574,407
Deferred Charges, Net		-	31,692

TOTAL ASSETS		$1,021,903	$1,974,613

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables		$1,058,698	$1,194,838
1% convertible promissory notes due 2012, net	9	4,679,559	-
Total Current Liabilities		5,738,257	1,194,838

1% Convertible Promissory Notes Due 2012, Net	9	-	4,304,311

TOTAL LIABILITIES		5,738,257	5,499,149

COMMITMENTS AND CONTINGENCIES	10

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding
Common stock, $0.001 par value, 400,000,000 shares authorized Issued and outstanding: 84,504,467 as of September 30, 2011 and December 31, 2010*		84,504	84,504
Additional paid-in capital		119,782,390	119,751,647
Deferred stock-based compensation		-	(307,500)
Accumulated deficit		(126,314,227)	(124,616,504)
Accumulated other comprehensive income		1,730,979	1,563,317
TOTAL STOCKHOLDERS’ DEFICIT	11	(4,716,354)	(3,524,536)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$1,021,903	$1,974,613

The accompanying notes are an integral part of the condensed consolidated financial statements.

*	As restated to give retroactive effect to the 1 for 5 shares reverse stock split which occurred on September 16, 2011.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

		Three Months Ended		Nine Months Ended
	Note	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
REVENUES
Advertising services		$458,770	$733,440	$1,178,544	$1,835,883

COST OF REVENUES
Cost of advertising services		(256,067)	(380,259)	(824,533)	(1,310,275)

GROSS PROFIT		202,703	353,181	354,011	525,608

OPERATING EXPENSES
Selling and marketing		(126,434)	(102,165)	(370,359)	(287,103)
General and administrative		(403,669)	(508,285)	(1,070,910)	(2,264,206)
Total Operating Expenses		(530,103)	(610,450)	(1,441,269)	(2,551,309)

LOSS FROM OPERATIONS		(327,400)	(257,269)	(1,087,258)	(2,025,701)

OTHER (EXPENSES) INCOME, NET
Interest income		85	351	174	1,284
Other (expenses) income, net		68,148	(13,098)	(137,141)	56,866
Total Other (Expenses) Income, Net		68,233	(12,747)	(136,967)	58,150

INTEREST AND OTHER DEBT –RELATED EXPENSES
Amortization of deferred charges and debt discount	9	(149,220)	(133,870)	(436,101)	(391,390)
Interest expense	9	(12,603)	(12,603)	(37,397)	(37,577)
Total Interest and Other Debt– Related Expenses		(161,823)	(146,473)	(473,498)	(428,967)

NET LOSS BEFORE INCOME TAXES		(420,990)	(416,489)	(1,697,723)	(2,396,518)
Income taxes		-	-	-	-
NET LOSS		$(420,990)	$(416,489)	$(1,697,723)	$(2,396,518)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized gain (loss) on available-for-sale securities, net of taxes		-	48,442	-	(69,707)
Foreign currency translation gain		4,132	7,293	14,103	29,569
Total other comprehensive income (loss)		4,132	55,735	14,103	(40,138)

COMPREHENSIVE LOSS		$(416,858)	$(360,754)	$(1,683,620)	$(2,436,656)

		Three Months Ended		Nine Months Ended
	Note	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
NET LOSS PER COMMON SHARE – BASIC AND DILUTED*	13	$(0.005)	$(0.005)	$(0.020)	$(0.028)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED*	13	84,504,467	84,504,467	84,504,467	84,510,621

The accompanying notes are an integral part of the condensed consolidated financial statements.

*	As restated to give retroactive effect to the 1 for 5 shares reverse stock split which occurred on September 16, 2011.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	Nine Months Ended
	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,697,723)	$(2,396,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:
Equipment	182,080	204,120
Deferred charges and debt discount	436,101	391,390
Stock-based compensation for service	338,243	514,022
Loss on disposal of equipment	12,598	579,341
Net gain on deconsolidation of variable interest entities and disposal of subsidiaries	-	(5,692)
Gain from write-off of long-aged payables	(3,254)	(424,347)
Loss (gain) from sales of available-for-sale securities	228,285	(17,965)
Changes in operating assets and liabilities, net of effects from deconsolidation of variable interest entities and disposal of subsidiaries:
Accounts receivable, net	295,308	(184,111)
Prepayments for advertising operating rights, net	72,317	195,308
Prepaid expenses and other current assets, net	221,581	72,207
Accounts payable, accrued expenses and other payables	(229,041)	(176,551)
Net cash used in operating activities	(143,505)	(1,248,796)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(25,402)	(42,466)
Proceeds from sales of equipment	-	55,001
Purchases of available-for-sale securities	-	(908,441)
Proceeds from sales of available-for-sale securities, net	48,351	591,956
Net cash provided by (used in) investing activities	22,949	(303,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder’s loans	100,000	-
Proceeds from directors’ loans	96,154	-
Repayment of shareholder’s loans	(100,000)	-
Net cash provided by financing activities	96,154	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(10,934)	43,211

NET DECREASE IN CASH	(35,336)	(1,509,535)

CASH, BEGINNING OF PERIOD	170,621	1,969,549

CASH, END OF PERIOD	$135,285	$460,014

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes paid	-	-
Interest paid	$24,932	$50,180

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

The condensed consolidated financial statements for the three and nine months ended September 30, 2011 and 2010 were not audited.  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair presentation of financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

NOTE 2.                   ORGANIZATION AND PRINCIPAL ACTIVITIES

Network CN Inc. was originally incorporated on September 10, 1993 in Delaware with headquarters in the Hong Kong Special Administrative Region of the People’s Republic of China (“PRC” or “China”).  Since August 2006, Network CN Inc., its subsidiaries and variable interest entity for which it is the primary beneficiary (collectively “NCN” or the “Company” “we”, “our” or “us”) has been principally engaged in the provision of out-of-home advertising in China through the operation of a network of roadside LED digital video panels, mega-size LED digital video billboards and light boxes in major cities.

Details of the Company’s principal subsidiaries and variable interest entity as of September 30, 2011 are described in Note 4 – Subsidiaries and Variable Interest Entity.

Reverse Stock Split

On July 5, 2011, the Board of Directors of the Company unanimously adopted resolution approving an amendment to the Certificate of Incorporation to effect a 1-for-5 reverse stock split of all outstanding shares of common stock, which the Company effected on September 16, 2011 (the “Reverse Split”) and a reduction of its authorized shares of common stock from 2,000,000,000 to 400,000,000 shares.

Shareholders received one new share of common stock in replacement of every five shares held on July 5, 2011, the record date for the Reverse Split. The Reverse Split did not change the stockholder’s ownership percentage of the common stock, except for minimal changes resulting from the treatment of fractional shares. The Company did not issue any fractional shares as a result of the Reverse Split. The number of shares issued to each stockholder was rounded up to the nearest whole number if, as a result of the Reverse Split, the number of shares owned by any stockholder would not be a whole number.

The Reverse Split proportionately reduced all issued and outstanding shares of the Company’s common stock, as well as common stock underlying stock options, warrants and other common stock based equity grants outstanding and the respective exercise prices were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of common stock reserved for issuance upon the conversion of the Company’s convertible notes were also proportionately reduced and the respective conversion prices were proportionately increased.

All references to shares in the accompanying financial statements and notes thereto including but not limited to the number of shares and per share amounts (except par value), unless otherwise noted, have been adjusted to reflect the Reverse Split retroactively. Previously awarded options and warrants to purchase shares of the Company’s common stock have also been retroactively adjusted to reflect the Reverse Split.

Going Concern

The Company has experienced continuous recurring net losses in recent years. The net losses of the Company for the nine months ended September 30, 2011 and 2010 were approximately $1.7 million and approximately $2.4 million, respectively. As of September 30, 2011, the Company recorded a stockholders’ deficit of approximately $4.7 million and net current liabilities of approximately $5.1 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In response to current financial conditions, the Company has undergone a drastic cost-cutting exercise, including reduction of the Company’s workforce, office rentals and other general and administrative expenses. Certain commercially non-viable concession right contracts were terminated and management has successfully negotiated with the authorizing party of current concession to reduce its advertising operating right fees. The Company has also continued to strengthen its sales force in order to increase its sales volume. In addition, the Company recently identified three media projects in China for which the Company is making a bid for consideration but the Company has not yet committed to any of these projects. If the Company is successful in its bid, the Company expects that these projects will improve the Company’s future financial performance. Accordingly, in October 2011, the Company engaged three independent consultants to provide consulting services in connection with the Company’s bid for the media projects.

The existing cash and cash equivalents together with highly liquid current assets are insufficient to fund the Company’s operations for the next twelve months. The Company will need to rely upon some combination of cash generated from the Company’s operations, the proceeds from the potential exercise of the outstanding option held by Keywin Holdings Limited (“Keywin”) to purchase $2 million in shares of the Company’s common stock, or proceeds from the issuance of the Company’s equity and debt securities as well as the exercise of the conversion option by the Company’s note holders to convert the notes to the Company’s common stock, in order to maintain the Company’s operations. Based on the Company’s best estimates, the Company believes that there are sufficient financial resources to meet the cash requirements for coming twelve months and the unaudited condensed consolidated financial statements have been prepared on a going concern basis. However, there can be no assurance the Company will be able to continue as a going concern.

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

(D) Cash and Cash Equivalents

Cash includes cash on hand, cash accounts, and interest bearing savings accounts placed with banks and financial institutions. For the purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2011 and December 31, 2010, the Company had no cash equivalents.

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

The determination of current or noncurrent status for individual available-for-sale securities is made on the basis of whether or not the securities are considered working capital available for current operations under Accounting Standards Codification, or ASC, 210-10-45. We determined that investment in available-for-sale securities have not been made for the purposes of control, affiliation, or other continuing business advantage. As of September 30, 2011, the Company had no investment in available-for-sale securities. As of December 31, 2010, investment in available-for-sale securities is classified as current assets on the unaudited condensed consolidated financial statements.

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

(J) Deferred Charges, Net

Deferred charges are fees and expenses directly related to the issuance of convertible promissory notes, including placement agents’ fees. Deferred charges are capitalized and amortized over the life of the convertible promissory notes using the effective interest method. Amortization of deferred charges is included in amortization of deferred charges and debt discount on the unaudited condensed consolidated statements of operations while the unamortized balance is included in deferred charges on the unaudited condensed consolidated balance sheets. All the costs expected to be amortized after twelve months of the condensed consolidated balance sheet date are classified as non-current assets.

(K) Convertible Promissory Notes

On April 2, 2009, the Company issued new 1% unsecured senior convertible promissory notes to the previous 3% convertible promissory notes holders who agreed to cancel these 3% convertible promissory notes in the principal amount of $5,000,000 (including all accrued and unpaid interest thereon), and all of the warrants, in exchange for the new 1% unsecured senior convertible promissory notes in the principal amount of $5,000,000. The 1% convertible promissory notes bear interest at 1% per annum, payable semi-annually in arrears, mature on April 1, 2012, and are convertible at any time by the holder into shares of the Company’s common stock at a fixed conversion price of $0.1163 per share, subject to customary anti-dilution adjustments. Pursuant to ASC Topic 470-50 and ASC Topic 470-50-40, the Company determined that the original convertible notes and new convertible notes were with substantially different terms and hence the exchange was recorded as an extinguishment of original notes and issuance of new notes.

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

The diluted net loss per common share is the same as the basic net loss per share for the three and nine months ended September 30, 2011 and 2010, as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

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

(V) Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standard Update, or ASU, No. 2011-02, A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring, which amends guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring (“TDR”). This update responds to concerns that creditors are inconsistently applying existing guidance for identifying TDRs. This update is effective for a public entity for interim and annual periods beginning on or after June 15, 2011. Retrospective application is required for restructurings occurring on or after the beginning of the fiscal year of adoption for purposes of identifying and disclosing TDRs. However, an entity should apply prospectively changes in the method used to calculate impairment on receivables. At the same time it adopts ASU No. 2011-02, a public entity will be required to disclose the activity-based information about TDRs that was previously deferred by ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU No. 2010-20. Early adoption is permitted. The adoption of ASU No. 2011-02 did not have a material impact on our financial statements.

In April 2011, FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. This update amends FASB Accounting Standards Codification, or ASC, Topic 860, specifically the criteria required to determine whether a repurchase agreement and similar agreements should be accounted for as sales of financial assets or secured borrowings with commitments. This update is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. Management is currently evaluating the potential impact of ASU No. 2011-03 on our financial statements.

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

In September 2011, FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This update is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. Management is currently evaluating the potential impact of ASU No. 2011-08 on our financial statements.

(W) Reclassifications

Certain amounts reported for prior period have been reclassified to conform to the current period’s presentation.

NOTE 4.                   SUBSIDIARIES AND VARIABLE INTEREST ENTITY

Details of the Company’s principal subsidiaries and variable interest entity as of September 30, 2011 were as follows:

Name	Place of Incorporation	Ownership/Control interest attributable to the Company	Principal activities
NCN Group Limited	BVI	100%	Investment holding
NCN Media Services Limited	BVI	100%	Investment holding
Cityhorizon Limited	Hong Kong	100%	Investment holding
Linkrich Enterprise Advertising and Investment Limited	Hong Kong	100%	Investment holding
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
Crown Eagle Investment Limited	Hong Kong	100%	Dormant
Crown Winner International Limited	Hong Kong	100%	Dormant
Beijing Huizhong Bona Media Advertising Co., Ltd.*	PRC	100%	Provision of advertising services
Yi Gao Shanghai Advertising Limited	PRC	100%	Provision of advertising services
Huizhong Lianhe Media Technology Co., Ltd.	PRC	100%	Provision of high-tech services
NCN Huamin Management Consultancy (Beijing) Company Limited	PRC	100%	Dormant
* Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.

NOTE 5.               ACCOUNTS RECEIVABLE, NET

Accounts receivable, net as of September 30, 2011 and December 31, 2010 were as follows:

	As of September 30, 2011	As of December 31, 2010
Accounts receivable	$116,833	$411,592
Less: allowance for doubtful debts	(13,147)	(12,598)
Total	$103,686	$398,994

The Company recorded no allowance for doubtful debts for accounts receivables for the three and nine months ended September 30, 2011 and 2010.

NOTE 6.               PREPAYMENTS FOR ADVERTISING OPERATING RIGHTS, NET

Prepayments for advertising operating rights, net as of September 30, 2011 and December 31, 2010 were as follows:

	As of September 30, 2011	As of December 31, 2010
Gross carrying amount	$687,256	$209,186
Less: accumulated amortization	(545,749)	-
Total	$141,507	$209,186

Total amortization expense of prepayments for advertising operating rights of the Company for the three months ended September 30, 2011 and 2010 were $180,136 and $286,538, respectively, while for the nine months ended September 30, 2011 and 2010 amounted to $533,040 and $864,697, respectively. The amortization expense of prepayments for advertising operating rights was included as cost of advertising services in the unaudited condensed consolidated statements of operations.

As the Company recorded a continuous net loss, the Company performed an impairment review of its prepayments for advertising operating rights. The Company compared the carrying amount of the prepayments for advertising operating rights to the sum of the undiscounted cash flows expected to be generated. The Company determined their fair values using a discounted cash flow analysis if the carrying values exceeded undiscounted cash flows. Accordingly, the Company recorded no impairment loss for the three and nine months ended September 30, 2011 and 2010.

NOTE 7.               INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

Investment in available-for-sale securities as of September 30, 2011 and December 31, 2010 were as follows:

	As of September 30, 2011	As of December 31, 2010
Listed equity securities in Hong Kong
Gross adjusted cost	$-	$276,636
Less: Temporary decline in value	-	(153,559)
Other-than-temporary decline in value	-	-
Estimated fair value	$-	$123,077

As of September 30, 2011, the Company did not have any investment in available-for-sale securities on hand. As of December 31, 2010, the estimated fair value of the securities was $123,077, a total of $153,559 less than their adjusted costs. For the three months ended September 30, 2011 and 2010, the Company recorded a loss from sales of available-for-sale securities amounted to $22,996 and $13,098 respectively while for the nine months ended September 30, 2011 and 2010, the Company recorded a loss from sales of available-for-sale securities amounted to $228,285 and a net gain from sales of available-for-sale securities amounted to $17,965 respectively. Gain or loss from sales of available-for-sale securities was included as other (expenses) income, net in the unaudited condensed consolidated statements of operations.

The fair value of such securities was based on quoted market prices. These financial instruments consist of listed equity securities in Hong Kong, which are carried at fair value and were classified in Level 1 of the fair value hierarchy.

NOTE 8.               PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of September 30, 2011 and December 31, 2010 were as follows:
	As of September 30, 2011	As of December 31, 2010
Payments from customers withheld by a third party	$1,517,183	$1,453,843
Other receivables	-	250,351
Prepaid expenses	161,644	132,945
Rental deposits	4,278	4,120
Sub-total	1,683,105	1,841,259
Less: allowance for doubtful debts	(1,519,264)	(1,455,837)
Total	$163,841	$385,422

The Company recorded no allowance for doubtful debts for prepaid expenses and other current assets for the three and nine months ended September 30, 2011 and 2010.

NOTE 9.               CONVERTIBLE PROMISSORY NOTES AND WARRANTS

(A)	3% Convertible Promissory Notes and Warrants

On April 2, 2009, the Company entered into a new financing arrangement with the holders of the previous 3% Convertible Promissory Notes and Warrants (“the 3% Convertible Notes Investors”) and Keywin.

Pursuant to a note exchange and option agreement, dated April 2, 2009 (the “Note Exchange and Option Agreement”), between the Company and Keywin, Keywin exchanged the 3% Convertible Promissory Notes in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 61,407,093 shares of the Company’s common stock and an option to purchase an aggregate of 24,562,837 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000, originally exercisable for a three-month period commencing on April 2, 2009 (the “Keywin Option”). Pursuant to several subsequent amendments, the exercise period of such option was eventually extended to a thirty-three-month period ending on January 1, 2012 and the Company has the right to unilaterally terminate the exercise period upon 30 days’ written notice. As of September 30, 2011, such option to purchase the Company’s common stock has not been exercised.

Pursuant to a note exchange agreement, dated April 2, 2009, among the Company and the 3% Convertible Notes Investors, the parties agreed to cancel the 3% Convertible Promissory Notes in the principal amount of $5,000,000  (including all accrued and unpaid interest thereon), and all of the warrants, in exchange for the Company’s issuance of new 1% Unsecured Senior Convertible Promissory Notes due 2012 in the principal amount of $5,000,000 (the “1% Convertible Promissory Notes”). The 1% Convertible Promissory Notes bear interest at 1% per annum, payable semi-annually in arrears, mature on April 1, 2012, and are convertible at any time by the holder into shares of the Company’s common stock at an initial conversion price of $0.1163 per share, subject to customary anti-dilution adjustments. In addition, in the event of a default, the holders will have the right to redeem the 1% Convertible Promissory Notes at 110% of the principal amount, plus any accrued and unpaid interest. The parties also agreed to terminate the security agreement and release all security interests arising out of the 3% Note and Warrant Purchase Agreement and the 3% Convertible Promissory Notes.

Convertible promissory notes, net as of September 30, 2011 and December 31, 2010 were as follows:

	As of September 30, 2011	As of December 31, 2010
Gross carrying value	$5,000,000	$5,000,000
Less: Allocated intrinsic value of beneficial conversion feature	(1,447,745)	(1,447,745)
Add: Accumulated amortization of debt discount	1,127,304	752,056
	4,679,559	4,304,311
Less: Current portion	(4,679,559)	-
Non-current portion	$-	$4,304,311

The amortization of deferred charges and debt discount for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Conversion Features	$128,910	$114,096	$375,248	$332,130
Deferred Charges	20,310	19,774	60,853	59,260
Total	$149,220	$133,870	$436,101	$391,390

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

Interest Expense

The following table details the interest expenses:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
1% convertible promissory notes	$12,603	$12,603	$37,397	$37,398
Others	-	-	-	179
Total	$12,603	$12,603	$37,397	$37,577

NOTE 10.                  COMMITMENTS AND CONTINGENCIES

(A) Commitments

1. Rental Lease Commitment

The Company’s existing rental leases do not contain significant restrictive provisions. The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases as of September 30, 2011:

Three months ending December 31, 2011	$23,240
Fiscal years ending December 31,
2011	23,240
2012	92,959
2013 and thereafter	-
Total	$116,199

2. Annual Advertising Operating Rights Fee Commitment

The Company, through its PRC operating companies, has acquired advertising rights from third parties to operate different types of advertising panels for certain periods.

The following table sets forth the estimated future annual commitment of the Company with respect to the advertising operating rights of panels that the Company held as of September 30, 2011:

Three months ending December 31, 2011	$222,324
Fiscal years ending December 31,
2011	222,324
2012	727,664
2013	545,748
2014 and thereafter	-
Total	$1,495,736

3. Capital commitments

As of September 30, 2011, the Company had commitments for capital expenditures in connection with construction of roadside advertising panels and mega-size advertising panels of approximately $19,000.

(B) Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. Set forth below is a description of certain loss contingencies as of September 30, 2011 and management’s opinion as to the likelihood of loss in respect of loss contingency.

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

In June, 2010, NCN Huamin received a notice from Beijing Chaoyang People’s Court dated May 24, 2010 that Chengtian, as plaintiff, had initiated a lawsuit against NCN Huamin again, seeking an aggregate of RMB3,537,880 (equivalent to approximately US$520,000 at the then-prevailing exchange rate) for unpaid rental-related expenses, plus fines and penalties for delayed payment as well as compensation for unilateral termination of the rental contract. On December 1, 2010, the Beijing Chaoyang People’s Court made a judgment that Chengtian is liable to refund the rental deposit back to NCN Huamin of RMB1,455,197 (equivalent to approximately US$219,000 at the then-prevailing exchange rate) and NCN Huamin is liable to pay Chengtian for the unpaid rent and rental-related expenses of RMB641,651 (equivalent to approximately US$97,000 at the then-prevailing exchange rate), as a result, Chengtian is liable to refund a net balance of RMB813,546 (equivalent to approximately US$122,000 at the then-prevailing exchange rate) back to NCN Huamin.

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

Based on the outcome of this lawsuit, the Company reversed all the accrued rental-related expenses associated with this lawsuit amounting to RMB1,405,868 (equivalent to approximately $216,000 at the then-prevailing exchange rate) in June 2011. In July, 2011, Chengtian refunded a net balance of RMB 813,546 (equivalent to approximately US$126,000 at the then-prevailing exchange rate) to NCN Huamin.

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

NOTE 11.                  STOCKHOLDERS’ DEFICIT

Stock, Options and Warrants Issued for Services

1. In August 2006, the Company issued a warrant to purchase up to 20,000 shares of restricted common stock to a consultant at an exercise price $3.50 per share. One-fourth of the shares underlying the warrant became exercisable every 45 days beginning from the date of issuance. The warrant remains exercisable until August 25, 2016. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by ASC Topic 718 with the following assumptions and estimates: expected dividend 0%, volatility 192%, a risk-free rate of 4.5% and an expected life of one (1) year. The value of the warrant recognized for the three and nine months ended September 30, 2011 and 2010 were $nil. As of September 30, 2011, none of the warrants were exercised.

2. In July 2009, the Board of Directors granted an aggregate of 360,000 shares of common stock to the then independent directors of the Company for their services to the Company covering the period from July 2, 2009 to July 1, 2010. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Peter Mak (who resigned as a director of the Company on December 31, 2009): 120,000 shares; Ronald Lee: 120,000 shares; and Gerald Godfrey: 120,000 shares. Such shares with par value of $0.001 were issued on July 28, 2009 but will not be vested until July 1, 2010 after which the relevant share certificate will be handed to the independent directors. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil and $nil of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operations for the three months ended September 30, 2011 and 2010, respectively, while during the nine months ended September 30, 2011 and 2010 such amounts were $nil and $18,000, respectively.

3. In July 2009, the Board of Directors granted an aggregate of 400,000 shares of common stock to Jennifer Fu, Chief Financial Officer and one employee of the Company individually for their services to the Company covering the period from July 15, 2009 to July 14, 2011. Such shares with par value of $0.001 were issued on July 28, 2009 but will not vest until July 14, 2010 after which the relevant share certificate will be handed to the employees. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil and $18,750 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operations for the three months ended September 30, 2011 and 2010, respectively, while during the nine months ended September 30, 2011 and 2010 such amounts were $7,500 and $33,750, respectively.

4. In July 2009, NCN Group Management entered into Executive Employment Agreements with Earnest Leung, Chief Executive Officer and Godfrey Hui, Deputy Chief Executive Officer. Pursuant to the agreements, Dr. Earnest Leung and Mr. Godfrey Hui were granted 6,000,000 and 2,000,000 shares, respectively, for their services rendered during the period from July 1, 2009 to June 30, 2011. Such shares with par value of $0.001 each were issued to the concerned executives on July 28, 2009. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $1,200,000 of deferred stock compensation amortized over requisite service period. The amortization of deferred stock compensation of $nil and $150,000 was recorded as non-cash stock-based compensation and included in general and administrative expenses on the unaudited condensed consolidated statements of operations for the three months ended September 30, 2011 and 2010, respectively, while during the nine months ended September 30, 2011 and 2010 such amounts were $300,000 and $450,000, respectively.

5. In August 2010, the Board of Directors granted an aggregate of 360,000 shares of common stock to the independent directors of the Company for their services to the Company covering the period from July 2, 2010 to July 1, 2011. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Ronald Lee, 120,000 shares; Gerald Godfrey, 120,000 shares; and Serge Choukroun, 120,000 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil and $12,272 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statement of operation for the three months ended September 30, 2011 and 2010, respectively, while during the nine months ended September 30, 2011 and 2010 such amounts were $27,818 and $12,272, respectively.

6. In July 2011, the Board of Director granted an aggregate of 360,000 shares of common stock to the independent directors of the Company for their services rendered during the year from July 1, 2011 to June 30, 2012. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Ronald Lee, 120,000 shares; Gerald Godfrey, 120,000 shares; Serge Choukroun, 120,000 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $2,925 and $nil of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statement of operation for the three months ended September 30, 2011 and 2010, respectively, while during the nine months ended September 30, 2011 and 2010 such amounts were $2,925 and $nil, respectively.

NOTE 12.                  RELATED PARTY TRANSACTIONS

Except as set forth below, during the nine months ended September 30, 2011 and 2010, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

On January 1, 2010, the Company and Keywin, of which the Company’s Chief Executive Officer and director is the director and his spouse is the sole shareholder, entered into the third Amendment, pursuant to which the Company agreed to further extend the exercise period for the Keywin Option under the Note Exchange and Option Agreement between the Company and Keywin, to purchase an aggregate of 24,562,837 shares of our common stock for an aggregate purchase price of $2,000,000, to an eighteen-month period ending on October 1, 2010, and provide the Company with the right to unilaterally terminate the exercise period upon 30 days’ written notice. On June 1, 2011, the exercise period for the Keywin Option was further extended to a thirty-three-month period ending on January 1, 2012.

During the nine months ended September 30, 2011 and 2010, the Company recorded a fee of $87,357 and $79,615, respectively for sharing an office with its facilities, of which the related company is the tenant. As of September 30, 2011 and December 31, 2010, the Company recorded an amount of $60,000 and $26,538 payable to the related company, respectively. Such payables were included in accounts payable, accrued expenses and other payables on the unaudited condensed consolidated balance sheets. The amount is unsecured, bears no interest and repayable on demand.

In June 2011, the Company received a loan of $100,000 from its shareholder, Keywin. The amount is unsecured, bears no interest and repayable on demand. Such loan was fully settled by the Company during the three months ended September 30, 2011.

In September 2011, the Company received a loan of $96,154 from its directors. As of September 30, 2011, the Company recorded an amount of $96,154 payable to directors. Such payable was included in accounts payable, accrued expenses and other payables on the unaudited condensed consolidated balance sheets. The amount is unsecured, bears no interest and repayable on demand.

NOTE 13.                  NET LOSS PER COMMON SHARE

Net loss per common share information for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Numerator:
Net loss attributable to NCN common stockholders	$(420,990)	$(416,489)	$(1,697,723)	$(2,396,518)
Denominator:
Weighted average number of shares outstanding, basic	84,504,467	84,504,467	84,504,467	84,510,621
Effect of dilutive securities	-	-	-	-
Options and warrants	-	-	-	-
Weighted average number of shares outstanding, diluted	84,504,467	84,504,467	84,504,467	84,510,621

Net loss per common share – basic and diluted	$(0.005)	$(0.005)	$(0.020)	$(0.028)

The diluted net loss per common share is the same as the basic net loss per common share for the three and nine months ended September 30, 2011 and 2010, respectively, as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. The securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because of anti-dilutive effect as of September 30, 2011 and 2010 were summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Potential common equivalent shares:
Conversion feature associated with convertible promissory notes to common stock	-	42,992,261	42,992,261	42,992,261
Common stock to be granted to consultants for services (including non-vested shares)*	20,000	20,000	20,000	20,000
Stock options granted to Keywin	-	14,652,927	10,448,078	14,652,927
Total	20,000	57,665,188	53,460,339	57,665,188

Remarks: * As of September 30, 2011, the number of potential common equivalent shares associated with warrants issued for services was nil, which was related to a warrant to purchase 20,000 shares of common stock issued by the Company to a consultant in 2006 for service rendered at an exercise price of $3.50  which will expire in August 2016.

NOTE 14.           BUSINESS SEGMENTS

The Company operates in one single business segment: Media Network, providing out-of home advertising services.

NOTE 15.          SUBSEQUENT EVENTS

On October 13, 2011, the Board of Directors authorized the Company’s engagement of three independent consultants to provide consulting services in connection with the Company’s bid to win three PRC media projects which were still under negotiation as of the date of this Report. In October, 2011, the Company issued an aggregate of 12,000,000 shares of common stock under the Company’s 2007 Amended and Restated Equity Incentive Plan as consideration for the consulting services pursuant to separate consulting services agreements entered into in October 2011.

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

Overview

Our mission is to become a leader in providing out-of-home advertising in China, primarily serving the needs of corporate customers. We seek to acquire rights to install and operate roadside advertising panels and mega-size advertising panels in major cities in China. In most cases, we would be responsible for installing advertising panels (although in some cases advertising panels might have already been installed) and we will be responsible for operating and maintaining the panels. Once the advertising panels are put into operation, we sell advertising airtime to our customers directly. Since late 2006, we have been operating an advertising network of roadside LED digital video panels, mega-size LED digital video billboards and light boxes in major Chinese cities. Light Emitting Diode, or LED, technology has evolved to become a new and popular form of advertising in China, capable of delivering crisp, super-bright images both indoors and outdoors.

Our total advertising revenues were $1,178,544 and $1,835,883 for the nine months ended September 30, 2011 and 2010, respectively. Our net loss was $1,697,723 and $2,396,518 for the nine months ended September 30, 2011 and 2010, respectively. Although the global economy has experienced a steady recovery since mid-2009, our results of operations were still negatively affected by a variety of factors, which led to less than expected revenues and cash inflows during the fiscal year 2011, including the following:

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

To address these unfavorable market conditions we undertook drastic cost-cutting measures beginning in the second half of 2008 including reductions in our workforce, office rentals, selling and marketing related expenses and other general and administrative expenses. We also re-assessed the commercial viability of each of our concession rights contracts and determined that many of our concession rights are no longer commercially viable due to high annual fees; these commercially non-viable concession right contracts were terminated. Management has also successfully negotiated some reductions in advertising operating rights fees under existing contracts. Currently, we only have one concession right contract, pursuant to which we operate 52 roadside advertising panels along Nanjing Road in Shanghai, China. We have also restructured our sales team to strengthen our ability to generate revenues. The outcome of all these measures has been reflected in our financial results.

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

Recent Development

Reverse Split

On September 16, 2011, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-5 reverse stock split of our outstanding common stock (the “Reverse Split”) and a reduction of its authorized shares of common stock from 2,000,000,000 to 400,000,000 shares. Our common stock commenced trading on a post-split basis on September 22, 2011.

Shareholders received one new share of common stock in replacement of every five shares held on July 5, 2011, the record date for the Reverse Split. The Reverse Split did not change the aggregate value of any stockholder’s shares of common stock or any stockholder’s ownership percentage of the common stock, except for minimal changes resulting from the treatment of fractional shares. We did not issue any fractional shares as a result of the Reverse Split. The number of shares issued to each stockholder was rounded up to the nearest whole number if, as a result of the Reverse Split, the number of shares owned by any stockholder would not be a whole number.

The Reverse Split proportionately reduced all issued and outstanding shares of our common stock, as well as common stock underlying stock options, warrants and other common stock based equity grants outstanding and the respective exercise prices were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of common stock reserved for issuance upon the conversion of our convertible notes were also proportionately reduced and the respective conversion prices were proportionately increased.

All references to shares in this quarter report on Form 10-Q including but not limited to the number of shares and per share amounts (except par value), unless otherwise noted, have been adjusted to reflect the Reverse Split retroactively. Previously awarded options and warrants to purchase shares of our common stock have also been retroactively adjusted to reflect the Reverse Split.

Identification of Potential Projects

We recently identified three media projects in the People’s Republic of China for which we are making a bid for consideration but we have not yet committed to any of these projects. If the Company is successful in its bid, we expect that these projects will improve our futures financial performance and turn the Company into a new chapter.

On October 13, 2011, to increase the Company’s competitive power, the Board of Directors resolved the Company to engage three independent consultants to provide consulting services for each media project. The consulting services shall include, but not be limited to, design of the structure, terms, and mode of operation of the project, acting as project coordinator and representing the Company in negotiations in connection with the project. Considering the Company’s current tight cash position and current low market share price which was $0.005 per share at the date of Board resolution, the Board of Directors resolved to issue 4,000,000 shares of common stock under the Company’s 2007 Amended and Restated Equity Incentive Plan which has been registered on Form S-8 with the United States Securities and Exchange Commission to each of them in lieu of cash as a consideration for their services. Such 4,000,000 shares of common stock shall be issued to each consultant upon the execution of his/her consulting services agreement.

On October 18. 2011, the Company entered into a consulting services agreement with Mr. Wong Wing Yeuk. On October 21, 2011, the Company entered into consulting services agreements with Ms Chan Oi Yin and Mr. Wong Yuk Chor. Accordingly, an aggregate of 12,000,000 shares of common stock under the Company’s 2007 Amended and Restated Equity Incentive Plan which represented 12.4% of the Company’s current shareholdings were issued to all of them in October 2011. Although there has a reduction in the proportionate ownership of the Company’s existing shareholders, the Company believed that it is in the best interest of the Company and the shareholders to issue shares as the only consideration to each of the consultants at this moment.

For more information relating to our business, please refer to Part I, “Item 1 - Business” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Results of Operations

Comparison of Three Months Ended September 30, 2011 and September 30, 2010

Revenues – Our revenues consist primarily of income from out-of-home advertising panels. We recognize revenue in the period when advertisements are either aired or published. Revenues from advertising services for the three months ended September 30, 2011 were $458,770, as compared to $733,440 for the corresponding prior year period, a decrease of 37%. The decrease was mainly attributed to a decrease in advertising sales orders received for our current Nanjing Road Project and limited revenues generated from our advertising agency business in the 2011 period. Revenues from our advertising agency business for the three months ended September 30, 2011 were $nil, as compared to $108,364 for the three months ended September 30, 2010.  The decrease was the result of increased competition in securing advertising agency business in the 2011 period.

Cost of Revenues – Cost of revenues primarily consists of fees to obtain rights to operate advertising panels, advertising agency service fees, media display equipment depreciation expenses and other miscellaneous expenses. Cost of revenues for the three months ended September 30, 2011 were $256,067, a decrease of 33% as compared to $380,259 for the three months ended September 30, 2010. The significant decrease was mainly attributable to the decrease in the amortization of advertising operating rights fee by 37% to $180,136 for the three months ended September 30, 2011, as compared to $286,538 for the corresponding prior year period as a result of the re-negotiation of certain concession advertising operating rights fees to lower prices and the decrease in sales orders received by our advertising agency business. The cost of our advertising agency business for the three months ended September 30, 2011 was $nil, a decrease of 100%, as compared to $91,391, for the corresponding prior year period due to decrease in the revenues generated from advertising agency business.

Gross Profit – Our gross profit for the three months ended September 30, 2011 was $202,703, as compared to gross profit of $353,181 for the corresponding prior year period. The decrease in gross profit was primarily due to a significant decrease in our revenues generated from our current Nanjing Road Project.

Selling and Marketing Expenses – Selling and marketing expenses primarily consists of advertising and other marketing related expenses, compensation and related expenses for personnel engaged in sales and sales support functions. Selling and marketing expenses for the three months ended September 30, 2011 increased by 24% to $126,434, as compared to $102,165 for the corresponding prior period. The increase was mainly due to an increase in our promotional and marketing activities.

General and Administrative Expenses – General and administrative expenses primarily consists of compensation related expenses (including salaries paid to executive and employees, stock-based compensation expense for stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718, employee bonuses and other staff welfare and benefits, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses). General and administrative expenses for the three months ended September 30, 2011 decreased by 21% to $403,669, as compared to $508,285 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to the decrease in stock-based compensation expenses for service amounting to $178,097 as a result of the completion of requisite services period in 2011 period for certain previously granted stock, as well as the factors including reduction of the Company’s other general and administrative expense, offset by a one-time gain on write-off of long aged payables amounted to $224,347 during the three months ended September 30, 2010.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the three months ended September 30, 2011 increased to $161,823 or by 10%, as compared to $146,473 for the corresponding prior year period. The increase was mainly due to the increase in amortization of deferred charges and debt discount. Such increase was as a result of using the effective interest method for amortization.

Other (Expenses) Income, Net – Other income, net for the three months ended September 30, 2011 was $68,233, as compared to other expense, net of $12,747 for the corresponding prior year period. The increase in other income, net was mainly attributed to the receipt of refund from Chengtian litigation net of respective legal fees amounting to $88,013 offset by the loss from sales of available-for-sale securities amounting to $22,996 in the 2011 period. Other expenses, net for the prior year period was mainly attributed to loss from sales of available-for-sale securities amounting to $13,098.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended September 30, 2011 and 2010 as the Company and all of its subsidiaries and variable interest entity operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $420,990 for the three months ended September 30, 2011, an increase of 1%, as compared to a net loss of $416,489 for the corresponding prior year period. The increase in net loss was driven by decrease in gross profit and increase in selling and marketing expenses offset by the decrease in general and administrative expenses and increase in other income, net, all as more particularly described above.

Comparison of Nine Months Ended September 30, 2011 and September 30, 2010

Revenues – Revenues from advertising services for the nine months ended September 30, 2011 were $1,178,544, as compared to $1,835,883 for the corresponding prior year period, a decrease of 36%. The decrease was mainly attributed to (1) a decrease in advertising sales orders received for our current Nanjing Road Project; (2) limited revenues was generated from our advertising agency business in the 2011 period and (3) a loss of further sales orders from those advertising projects that were terminated in 2010. Revenues from our advertising agency business for the nine months ended September 30, 2011 were $27,265, as compared to $360,479 for the nine months ended September 30, 2010.  The 92% decrease was the result of increased competition in securing advertising agency business in the 2011 period.

Cost of revenues – Cost of revenues for the nine months ended September 30, 2011 were $824,533, a decrease of 37% as compared to $1,310,275 for the nine months ended September 30, 2010. The significant decrease was mainly attributable to the decrease in the amortization of advertising operating rights fee by 42% to $533,040 for the nine months ended September 30, 2011, as compared to $917,276 for the corresponding prior year period as a result of (1) the termination of commercially non-viable concession right contracts during the early 2010; (2) the renegotiation of certain concession advertising operating rights fees to lower prices and (3) the decrease in sales orders received for advertising agency business. The cost of our advertising agency business for the nine months ended September 30, 2011 was $12,765 a decrease of 96%, as compared to $304,686 for the corresponding prior year period due to a decrease in the revenues generated from advertising agency business.

Gross Profit – Our gross profit for the nine months ended September 30, 2011 was $354,011, as compared to gross profit of $525,608 for the corresponding prior year period. The decrease in gross profit was primarily due to the decrease in our revenues.

Selling and Marketing Expenses – Selling and marketing expenses for the nine months ended September 30, 2011 increased by 29% to $370,359, as compared to $287,103 for the corresponding prior period. The increase was mainly due to an increase in promotional and marketing activities.

General and Administrative Expenses – General and administrative expenses for the nine months ended September 30, 2011 decreased by 53% to $1,070,910, as compared to $2,264,206 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to the following factors: (1) a one-time loss on disposal of equipment amounting to $562,173 recorded during the nine months ended September 30, 2010; (2) a reversal of over-provision of rental related expenses in connection with the Chengtian litigation amounting to $215,639 recorded during the nine months ended September 30, 2011; (3) a reversal of over-provision of tax allowance for shares granted to executives amounting to $297,415 recorded during the nine months ended September 30, 2011 as a result of the decline in our stock price when the requisite service period is completed; (4) a decrease in stock-based compensation amounting to $175,779 as a result of the completion of requisite services period in 2011 period for certain previously granted stock and (5) continuous reduction of the Company’s workforce, rental, and other general and administrative expenses as well as close down of our Beijing office in 2010, offset by a gain on write-off of long-aged payables amounting to $424,347 during the nine months ended September 30, 2010.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the nine months ended September 30, 2011 increased to $473,498, or by 10%, as compared to $428,967 for the corresponding prior year period. The increase was mainly due to the increase in amortization of deferred charges and debt discount. Such increase was as a result of using the effective interest method for amortization.

Other (Expenses) Income, Net - Other expenses, net for the nine months ended September 30, 2011 was $136,967, as compared to other income, net of $58,150 for the corresponding prior year period. The increase in other expenses, net was mainly attributed to the loss from sales of available-for-sale securities amounting to $228,285 were recorded in 2011, offset by the receipt of refund related to the Chengtian litigation, net of respective legal fees amounting to $88,013 was recorded during the nine months ended September 30, 2011. Other income, net for prior year period was mainly attributed to gain from sales of available-for-sale securities amounting to $17,965 and net rental income generated from subleasing our office to third parties.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the nine months ended September 30, 2011 and 2010 as the Company and all of its subsidiaries and its variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $1,697,723 for the nine months ended September 30, 2011, a decrease of 29%, as compared to $2,396,518 for the corresponding prior year period. The decrease in net loss was driven by the decrease in general and administrative expenses offset by decrease in gross profit and increase in both selling and marketing expenses and other expenses, net, all as more particularly described above.

Liquidity and Capital Resources

As of September 30, 2011, we had cash of $135,285, as compared to $170,621 as of December 31, 2010, a decrease of $35,336. The decrease was mainly attributable to the cash used in operating activities, offset by the cash provided by directors’ loans and the proceeds from sales of available-for-sale securities.

The following table sets forth a summary of our cash flows for the periods indicated:
	Nine Months Ended
	September 30, 2011	September 30, 2010
Net cash used in operating activities	$(143,505)	$(1,248,796)
Net cash provided by (used in) investing activities	22,949	(303,950)
Net cash provided by financing activities	96,154	-
Effect of exchange rate changes on cash	(10,934)	43,211
Net decrease in cash	(35,336)	(1,509,535)
Cash, beginning of period	170,621	1,969,549
Cash, end of period	$135,285	$460,014

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2011 was $143,505, as compared with $1,248,796 for the corresponding prior year period. The decrease in net cash used in operating activities was mainly attributable to better management of our working capital and the decrease in net loss as a result of our continuous cost-cutting measures.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2011 was $22,949, as compared with net cash used in investing activities of $303,950 for the corresponding prior year period. This was mainly attributable to our reduction on net cash used in investment in equity securities during the nine months ended September 30, 2011.

Financing Activities

Net cash provided by financing activities was $96,154 for the nine months ended September 30, 2011, as compared with $nil for the corresponding prior year period. The increase was mainly due to a receipt of directors’ loans of $96,154 during the nine months ended September 30, 2011.

Advertising Operating Rights Fees

Advertising operating rights fees are the major cost of our advertising revenue. To maintain the advertising operating rights, we are required to pay advertising operating rights fees in accordance with payment terms set forth in contracts we entered into with various parties. These parties generally require us to prepay advertising operating rights fees for a period of time. The details of our advertising operating rights fees as of and for the three and nine months ended on September 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Payment for prepayments for advertising operating rights	$242,747	$319,156	$460,723	$796,509
Settlement of accrued advertising operating rights	-	-	-	157,263
Total payment	$242,747	$319,156	$460,723	$953,772

Amortization of prepayments for advertising operating rights	$180,136	$286,538	$533,040	$864,697
Accrued advertising operating rights fee recognized	-	-	-	52,579
Total advertising operating rights fee recognized	$180,136	$286,538	$533,040	$917,276

	As of September 30, 2011	As of December 31, 2010
Prepayments for advertising operating rights, net	$141,507	$209,186

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

Capital Expenditures

During the nine months ended September 30, 2011 and 2010, we acquired assets of $25,402 and $42,466, respectively, which were financed through the cash flow generated from our operations.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of September 30, 2011:

	Payments due by period
	Total	Due in 2011	Due in 2012- 2013	Due in 2014- 2015	Thereafter
Long-term debt obligations (a)	$5,000,000	$-	$5,000,000	$-	$-
Operating lease obligations (b)	116,199	23,240	92,959	-	-
Annual advertising operating rights fee obligations (c)	1,495,736	222,324	1,273,412	-	-
Purchase obligations (d)	19,000	19,000	-	-	-
	$6,630,935	$264,564	$6,366,371	$-	$-

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

Going Concern

Our cash flow projections indicate that our current assets and projected revenues from our existing project will not be sufficient to fund operations over the next twelve months.  This raises substantial doubt about our ability to continue as a going concern. We intend to rely on Keywin’s exercise of its outstanding option to purchase $2 million in shares of our common stock or on the issuance of additional equity and debt securities as well as on our note holders’ exercise of their conversion option to convert our notes to our common stock, in order to fund our operations. We are also actively exploring promissory media projects in the PRC to improve the Company’s future financial performance.  However, it may be difficult for us to raise funds in the current economic environment. If adequate capital is not available to us, we may need to sell assets, seek to undertake a restructuring of our obligations with our creditors, or even cease our operations. We cannot give assurance that we will be able to generate sufficient revenue or raise new funds, or that Keywin will exercise its option before their expiration and our note holders will exercise their conversion option before the note is due. In any such case, we may not be able to continue as a going concern.

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

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-02, A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring, which amends guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring (“TDR”). This update responds to concerns that creditors are inconsistently applying existing guidance for identifying TDRs. This update is effective for a public entity for interim and annual periods beginning on or after June 15, 2011. Retrospective application is required for restructurings occurring on or after the beginning of the fiscal year of adoption for purposes of identifying and disclosing TDRs. However, an entity should apply prospectively changes in the method used to calculate impairment on receivables. At the same time it adopts ASU No. 2011-02, a public entity will be required to disclose the activity-based information about TDRs that was previously deferred by ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU No. 2010-20. Early adoption is permitted. The adoption of ASU No. 2011-02 did not have a material impact on our financial statements.

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

In September 2011, FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This update is to simplify how entities, both public and nonpublic, test goodwill for impairment. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. Management is currently evaluating the potential impact of ASU No. 2011-08 on our financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

In June, 2010, NCN Huamin received a notice from Beijing Chaoyang People’s Court dated May 24, 2010 that Chengtian, as plaintiff, had initiated a lawsuit against NCN Huamin again, seeking an aggregate of RMB3,537,880 (equivalent to approximately US$520,000 at the then-prevailing exchange rate) for unpaid rental-related expenses, plus fines and penalties for delayed payment as well as compensation for unilateral termination of the rental contract. On December 1, 2010, the Beijing Chaoyang People’s Court made a judgment that Chengtian is liable to refund the rental deposit back to NCN Huamin of RMB1,455,197 (equivalent to approximately US$219,000 at the then-prevailing exchange rate) and NCN Huamin is liable to pay Chengtian for the unpaid rent and rental-related expenses of RMB641,651 (equivalent to approximately US$97,000 at the then-prevailing exchange rate), as a result, Chengtian is liable to refund a net balance of RMB813,546 (equivalent to approximately US$122,000 at the then-prevailing exchange rate) back to NCN Huamin.

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

Based on the outcome of this lawsuit, the Company reversed all the accrued rental-related expenses associated with this lawsuit amounting to RMB1,405,868 (equivalent to approximately $216,000 at the then-prevailing exchange rate) in June 2011.  In July, 2011, Chengtian refunded a net balance of RMB 813,546 (equivalent to approximately US$126,000 at the then-prevailing exchange rate) to NCN Huamin.

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

We have not sold any equity securities during the quarter ended September 30, 2011, the sale of which was not previously disclosed in a current report on Form 8-K filed during that period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: November 14, 2011	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jennifer Fu
Jennifer Fu, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)