Form 10-K
period 2011-12-31
NETWORK CN INC
filed 2012-04-16
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission file number 000-30264

NETWORK CN INC.
(Exact name of registrant as specified in its charter)

Delaware	90-0370486
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

Room 2120 and 2122, Leighton Centre, 77 Leighton Road, Causeway Bay, Hong Kong
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

As of June 30, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $0.7 million.

The number of shares outstanding of each of the issuer’s classes of common stock, as of April 16, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	96,504,467

NETWORK CN INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this annual report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this annual report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “could”, “should”, “project”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, “potential”, “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

●	our potential inability to raise additional capital;
●	changes in domestic and foreign laws, regulations and taxes;
●	uncertainties related to China's legal system and economic, political and social events in China;
●	Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks;” and
●	changes in economic conditions, including a general economic downturn or a downturn in the securities markets.

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

USE OF TERMS

Except as otherwise indicated by the context, references in this annual report to:

●	“BVI” are references to the British Virgin Islands;
●	“Botong” are references to Huizhi Botong Media Advertising Beijing Co., Ltd., a PRC limited company;
●	“China” and “PRC” are to the People’s Republic of China;
●	“Cityhorizon BVI” are references to Cityhorizon Limited, a BVI limited company;
●
the “Company”, “NCN”, “we”, “us”, or “our”, are references to Network CN Inc., a Delaware corporation and its direct and indirect subsidiaries: NCN Group Limited, or NCN Group, a BVI limited company; NCN Media Services Limited, a BVI limited company; NCN Group Management Limited, or NCN Group Management, a Hong Kong limited company; Crown Winner International Limited, or Crown Winner, a Hong Kong Limited company; Crown Eagle Investment Limited, a Hong Kong limited company; Cityhorizon Limited, or Cityhorizon Hong Kong, a Hong Kong limited company, and its subsidiary, Huizhong Lianhe Media Technology Co., Ltd., or  Lianhe, a PRC limited company; Linkrich Enterprise Advertising and Investment Limited, or Linkrich Enterprise, a Hong Kong limited company, and its subsidiary, Yi Gao Shanghai Advertising Limited, or Yi Gao, a PRC limited company; NCN Huamin Management Consultancy (Beijing) Company Limited, or NCN Huamin , a PRC limited company; and the Company’s variable interest entity: Beijing Huizhong Bona Media Advertising Co., Ltd., or  Bona, a PRC limited company;

●
“NCN Landmark” are references to NCN Landmark International Hotel Group Limited, a BVI limited company, and its wholly-owned subsidiary, Beijing NCN Landmark Hotel Management Limited, a PRC limited company;

●	“NCN Management Services” are references to NCN Management Services Limited, a BVI limited company;
●	“Quo Advertising ” are references to Shanghai Quo Advertising Co. Ltd, a PRC limited company;
●	“RMB” are to the Renminbi, the legal currency of China;
●	the “Securities Act” are to the Securities Act of 1933, as amended; and the “Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“Tianma” are references to Guangdong Tianma International Travel Service Co., Ltd, a PRC limited company;
●	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States; and
●	“Xuancaiyi” are references to Xuancaiyi (Beijing) Advertising Company Limited, a PRC limited company.

PART I

ITEM 1.  BUSINESS

Overview of Our Business

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

Total advertising revenues were $1,794,552, $2,207,479 and $1,266,927 for the years ended December 31, 2011, 2010 and 2009 respectively. Our net loss attributable to NCN common stockholders was $2,102,548, $2,603,384 and $37,359,188 for the years ended December 31, 2011, 2010 and 2009 respectively. Our results of operations were negatively affected by a variety of factors, which led to less than expected revenues and cash inflows during the fiscal year 2011, including the following:

●	the rising costs to acquire advertising rights due to competition among bidders for those rights;
●	slower than expected consumer acceptance of the digital form of advertising media;
●	strong competition from other media companies; and
●	many customers continued to be cost-conscious in their advertising budget especially on our new digital form of media.

To address these unfavorable market conditions we undertook drastic cost-cutting measures in the latter half of 2008 including reductions in our workforce, office rentals, selling and marketing related expenses and other general and administrative expenses. We also re-assessed the commercial viability of each of our concession rights contracts and determined that many of our concession rights are no longer commercially viable due to high annual fees; these commercially non-viable concession right contracts were terminated. Management has also successfully negotiated some reductions in advertising operating rights fees under remaining contracts. During the fiscal year 2011, we only have one concession right contract, pursuant to which we operate 52 roadside advertising panels along Nanjing Road in Shanghai, China. The outcome of all these measures has been reflected in our financial results. To improve the financial performance, we have also actively explored new prominent media projects in order to provide a wider range of media and advertising services, and not only focus on LED media, since later half of 2011.

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

The Reverse Split proportionately reduced all issued and outstanding shares of our common stock, as well as common stock underlying stock options, warrants and other common stock based equity grants outstanding while the respective exercise prices were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of common stock reserved for issuance upon the conversion of our convertible notes were also proportionately reduced and the respective conversion prices were proportionately increased.

All references to shares in this annual report on Form 10-K including but not limited to the number of shares and per share amounts (except par value), unless otherwise noted, have been adjusted to reflect the Reverse Split retroactively. Previously awarded options and warrants to purchase shares of our common stock have also been retroactively adjusted to reflect the Reverse Split.

Identification of Potential Projects

In the latter half of 2011, we identified three prominent domestic media projects for which we made/are making bids for consideration, but we have not yet received commitments on any of these projects (though we have entered into a letter of intent on one project, see below). If the Company is successful in these bids, we expect that these projects will improve our future financial performance and help the Company start a new chapter of growth.

On October 13, 2011, to increase our competitive power, the Board of Directors resolved that the Company should engage three independent consultants to provide consulting services for each media project. The consulting services shall include, but not be limited to, design of the structure, terms, and mode of operation of the project, acting as project coordinator and representing the Company in negotiations in connection with the project. Considering the Company’s current tight cash position, the Board of Directors resolved to issue 4,000,000 shares of common stock under the Company’s 2007 Amended and Restated Equity Incentive Plan which has been registered on Form S-8 with the SEC to each of them in lieu of cash as a consideration for their services. Such 4,000,000 shares of common stock shall be issued to each consultant upon the execution of his/her consulting services agreement.

On October 18, 2011, we entered into a consulting services agreement with Mr. Wong Wing Yeuk. On October 21, 2011, we entered into consulting services agreements with Ms Chan Oi Yin and Mr. Wong Yuk Chor. Accordingly, an aggregate of 12,000,000 shares of common stock under the Company’s 2007 Amended and Restated Equity Incentive Plan which represented 12.4% of our current shareholdings were issued to all of them in October 2011. Although there has a reduction in the proportionate ownership of our existing shareholders, we believed that it is in the best interest of the Company and the shareholders to issue shares as the only consideration to each of the consultants at this moment.

In December 2011, we successfully entered into a letter of intent with the authorizing party of one of these three identified projects. Pursuant to the letter of intent, upon our securing of advertising orders, we will be granted exclusive right to operate the traditional advertising panels located along the Hebei Province Expressways that are managed by Hebei Sheng Gao Su Gong Lu Guan Li Ju (“HBEA”). The details of the terms of the cooperative arrangement are currently in negotiation. HBEA currently manages 15 expressways in Hebei Province and is expected to increase this number to 20 within a decade. Hebei Province Expressways has the highest vehicle flow density among all the expressways in China and the population covered by the current network of 15 expressways is currently estimated to be 245 million people.

In February 2012, we secured a new media advertising project in Shanghai, China. Pursuant to cooperative agreements entered into with Shanghai Shenpu Advertising & Decoration Co., Limited, we were granted with the right to operate a mega-sized traditional advertising billboard located at Raffles City, Shanghai, China and two mega-sized traditional advertising billboards located at different section along Nanjing Road and Henan Road in Shanghai, China. The terms of the cooperative arrangement is one year with renewal option. Past customers for these three mega-sized advertising panels were mainly branded corporate customers including Citibank, Nikon and Nintendo.

Extension of Convertible Promissory Notes

On April 2, 2009, we entered into the Note Exchange Agreement with certain Investors, pursuant to which the parties agreed to cancel the Amended and Restated Notes in the principal amount of $5 million held by such Investors (including accrued and unpaid interest thereon), and all the Warrants, in exchange for our issuance of new 1% Unsecured Senior Convertible Notes due 2012 in the principal amount of $5 million, or the New Notes. The New Notes bear interest at 1% per annum, payable semi-annually in arrears, and matured on April 1, 2012. They are convertible at any time into shares of our common stock at an initial conversion price of $0.1163 per share, subject to customary antidilution adjustments. In addition, in the event of a default, the holders of the New Notes, or the Note Holders, will have the right to redeem the New Notes at 110% of the principal amount, plus any accrued and unpaid interest. The parties also agreed to terminate the Security Agreement and release all security interests arising out of the Purchase Agreement and the Amended and Restated Notes.

On April 1, 2012, the Company and the Note Holders agreed to 1) extend the maturity date of the 1% Unsecured Senior Convertible Notes due 2012 for a period of two years and 2) modify the now 1% Unsecured Senior Convertible Notes due 2014 to be convertible at any time into shares of the Company’s common stock at a conversion price of $0.09304 per share, subject to customary anti-dilution adjustments. In all other respects not specifically mentioned, the terms of the original 1% Unsecured Senior Convertible Notes due 2012 shall remain the same and shall be fully enforceable in accordance with its terms.

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

From early 2006 until 2008, we had two business divisions: our Media Business Division and a Non-Media Business Division. We initially focused on the Non-Media Business Division, which was mainly comprised of a travel network through which we provided agency tour services and hotel management services. In 2006 and 2007, we earned substantially all of our revenues from providing tour services both inside and outside of the PRC. We also provided day-to-day management services to hotels and resorts in the PRC. During the latter half of 2006, we adjusted our primary focus away from the tourism and hotel management business to the building of a media network with the goal of becoming a nationwide leader in out-of-home, digital display advertising, roadside LED digital video panels and mega-size video billboards. In November 2006 we secured our first media-related contract for installing and managing out-of-home LED advertising video panels. In 2007, we secured further rights to operate mega-size LED and roadside LED panels in prominent cities in the PRC through either entering business agreements with authorizing parties or business combination exercise, and began generating revenues from our Media Business.

Disposal of Non-Media Business Division

On June 16, 2006, to take advantage of China’s booming travel market, through NCN Management Services, we obtained a 55% control over Tianma, a travel agency headquartered in Guangdong Province in the PRC, for a consideration of $936,283, $833,333 of which was in cash and $102,950 of which was in 72,500 shares of our common stock. Tianma is an authorized travel operator and provides travel agency services to customers for both inbound and outbound travel. It organizes independent tour and travel packages for a variety of destinations within China and internationally. Tour packages may include air and land transportation, hotels, restaurants and tickets to tourist destinations and other excursions. Tianma books all elements of such packages with third-party service providers, such as airlines, car rental companies and hotels, or through other tour package providers and then resells such packages to its clients.

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

Acquisition of Quo Advertising

On January 31, 2007, we exerted 100% control over Quo Advertising, an advertising agency headquartered in Shanghai, China, pursuant to a purchase and sale agreement and a trust agreement, dated January 24, 2007, between the Company and two independent PRC individuals. As we were unable to directly own a 100% equity interest in Quo Advertising under PRC laws and regulations, we designated two PRC citizens to hold Quo Advertising’s equity interest on our behalf and for our benefit, in trusts.  The Company obtained 100% control over Quo Advertising for consideration of $907,600, $64,000 of which was cash and the balance of which was in 60,000 shares of our common stock, valued at $843,600. The results of operations of Quo Advertising have been included in the Company's consolidated statement of operations since January 31, 2007.

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

Xuancaiyi was founded in 2007 and obtained the right to manage and operate a mega-size high resolution LED advertising billboard in a prominent location in China’s capital, Beijing at that time. This billboard is more than 758 square meters and is located on the East Third Ring Road near the exit for the Airport Highway. However on December 31, 2008, a business agreement entered into between Xuancaiyi and its media partner expired and Xuancaiyi has had minimal operations since that time. In the second quarter of fiscal 2009, we disposed of our entire 51% equity interests of Xuancaiyi to its minority shareholders for no consideration. The Company reported a gain on the sale, net of income taxes, of $8,178.

Acquisition of Cityhorizon BVI

On January 1, 2008, we entered into a share purchase agreement through our wholly owned subsidiary Cityhorizon Hong Kong, to acquire 100% of the equity interest in Cityhorizon BVI and its PRC operating entities, Lianhe and Bona, from Cityhorizon BVI’s sole shareholder, for an aggregate purchase price of $8,738,000, $5,000,000 of which was payable in cash and the remainder payable as 300,000 shares of restricted common stock valued at $3,738,000. Lianhe was a wholly foreign owned enterprise of Cityhorizon BVI in China while Cityhorizon BVI exerted 100% effective control over Bona, a local PRC company, through a trust arrangement. The results of operations of Cityhorizon BVI, Lianhe and Bona have been included in our consolidated statement of operations since the completion of the acquisition on January 1, 2008.

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

As of the date of this annual report, Lianhe has not received any technology and management consulting services fees from any of our PRC operating companies as they have operated at a net loss since entering into these contractual agreements. We also didn’t register all aforementioned equity pledge agreements with the relevant PRC authorities as we believed that the risk of the PRC shareholders of our PRC operating companies failing to perform their respective obligations under the above contractual arrangements was not high. Furthermore, under the current practice in the PRC, we would be required to submit an application to the PRC Authorities for revoking any previously registered equity pledges before we could designate other person as a new PRC shareholder. The process for such application varies on a case by case basis, but could last several months. As such, the registration of the equity pledge agreements with the relevant PRC authorities would incur more costs and time if at any time we want to designate other person as the new PRC shareholders. As most of our current business and operations was conducted by Yi Gao, which became our wholly owned foreign enterprise in January 2011 (for details, please refer to Item 1 – Business, “History - Corporate Restructuring” below) and Bona currently only has minimal operation, we believed the relevant risk imposed to our operations has been reduced.

Corporate Restructuring

In order to comply with PRC regulations governing foreign ownership in the advertising industry in China, our operations and advertising business was initially run through commercial arrangements with our PRC operating companies, namely Quo Advertising, Bona, Botong, and Yi Gao. For details of relevant regulations, please refer to Item 1 – Business, “Government Regulation” below.

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

Before our restructuring exercise, we maintained PRC offices in both Beijing and Shanghai and our advertising business was run through four PRC advertising entities, namely Quo Advertising, Bona, Botong and Yi Gao. After the restructuring, we now maintain our PRC office in Shanghai only and our advertising business is only run through our two PRC advertising entities, Bona and Yi Gao. This restructuring exercise enables us to reduce our PRC operating expenses, including Beijing rental expenses of US$42K per annum, staff costs in Beijing of US$128K per annum, as well as office expenses, travelling expenses and PRC statutory expenses. The structure of our PRC operations is now simplified which directly improves internal communication and efficiency. We expect these actions will enhance our operational efficiency and effectiveness and should reduce our operating expenses for the foreseeable future.

Corporate Structure

The following chart reflects our organization structure as of the date of this annual report:

Organization Chart as of February 28, 2012

Network CN Inc. ("NCN") (Delaware, U.S.A) Type 1 Co Director: 1) Earnest Leung 2) Godfrey Hui 3) Gerald Godfrey 4) Ronald Lee and 5) Serge Choukroun and 6) Charles Liu
NCN Group Limited ("NCN Group") (100%) (BVI) Type 1 Co Director: 1) Earnest Leung and 2) Godfrey Hui
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
Crown Eagle Investment Limited (100%) (HK) Type 4 Co Director: Godfrey Hui
Yi Gao Shanghai Advertising Limited ("Yi Gao") (100%) (The PRC) Type 3 Co Director: 1) Lam Chi Ying
Huizhong Lianhe Media Technology Co., Ltd ("Lianhe") (100%) (The PRC) Type 5 Co *Director: 1) Lam Chi Ying
Beijing Huizhong Bona Media Advertising Co., Ltd ("Bona") (VIE-100% indirect <See a>) (The PRC) Type 3 Co Director: Lam Chi Ying Shareholder: Hao Da Yong (50%) and Shen Xiao Zhou (50%)
Remark: Type 1 Co : Investment Holding
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

Our corporate headquarters are located at Rooms 2120 and 2122 Leighton Centre, 77 Leighton Road, Causeway Bay, Hong Kong, Special Administrative Region of the People’s Republic of China. Our telephone number is + (852) 2833-2186. We maintain a website at www.ncnmedia.com that links to our electronic SEC filings and contains information about our subsidiaries which is not a part of this report.  All the above documents are available free of charge on our website as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Industry Overview

The recent global economic downturn and the debt crisis in certain countries in the European Union has created a number of challenges to China’s advertising industry as budget conservatism prevailed among advertisers throughout the period. Most advertisers are cost-conscious and prefer to commit to short-term rather than long-term contracts. Competition in the domestic out-of-home advertising sector is very intense and many local operators offer significant sales discounts to compete for market share.

In 2009 the SAIC estimated that television will remain the dominant advertising medium in the PRC for the foreseeable future, followed by print media, outdoor, internet and radio advertising. They also projected that the media and advertising industry will remain one of the fastest growing markets in China. China’s total advertising expenditure in 2011 rose 13% from the prior year which is equal to the rate of increase over the same period in 2010, according to the latest figures released by CTR Market Research. China’s annual GDP grew by 9.2% and the growth of traditional advertising in China experienced the same trend as China’s economic growth. With the economic slowdown, as expected, China’s advertising market also followed in step and realized slow but smooth growth. CTR predicts that the 2012 China advertising market will increase by 11%, which will be less than in 2011.

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

Our Services

We install and operate roadside and mega-size advertising panels in major cities of the PRC. In later half of 2008, we reassessed the commercial viability of each of our concession right contracts in order to address certain unfavorable market conditions and started to terminate those non-viable concession right contracts. During the period from May 2010 to January 2012, we have only kept one concession right contract, which is to operate 52 roadside advertising panels along the Nanjing Road in Shanghai, China. All those panels were installed and are owned by us. In February 2012, we secured a new advertising media projects under which we acquired rights to operate a mega-sized traditional advertising billboard located at Raffles City, Shanghai, China and 2 mega-sized traditional advertising billboards located at different section along Nanjing Road and Henan Road in Shanghai, China. All these three mega-sized advertising panels are installed and maintained by the authorizing party.

The following table summarizes by location the advertising panels that the Company had the right to operate as of April 16, 2012:

Location	No. of Advertising Panels	Expiration
Nanjing Road Pedestrian Street, Shanghai
- two-sided roadside LED panels (1.9 square meters)	10	December 2013
- Rollersheets panels (2 to 2.2 square meters)	42	December 2013

Raffles City, Shanghai
Billboard (approximately 600 square meters)	1	February 2013 (with renewal option)

Along Nanjing Road and Henan Road, Shanghai
Billboard (350 square meters)	1	February 2013 (with renewal option)
Billboard (196 square meters)	1	February 2013 (with renewal option)

The following table summarizes the percentage of sold and unsold air time in 2011 on our panels in different locations.

Location	Percentage of Sold airtime	Percentage of Unsold airtime
Nanjing Road Pedestrian Street, Shanghai
- 10 two-sided Roadside LED panels	35%	65%
- 42 Rollersheets panels	72%	28%

Remark: Although the Company has a contractual right to operate the panels for certain period of time, governmental authorities in the PRC could limit the period during which we can operate the panels if the government interprets the current rules and regulations differently or if it were to implement new rules and regulations.

Our Suppliers

In some of our current and past media projects, we are responsible for installing advertising panels and billboards. We design the shape of our advertising panels and billboards according to the terms approved in the relevant PRC governmental documents. We identify suppliers of component parts used in our advertising panels and contract assembly of our advertising panels to third-party contract assemblers who assemble our advertising panels according to our specification. We select component suppliers based on price and quality. During the fiscal years ended December 31, 2011, 2010 and 2009, we did not install any advertising panels and billboards.

We currently are committed to two concession right contracts, which is to operate 52 roadside advertising panels along Nanjing Road in Shanghai, China and to operate a mega-sized advertising billboard located at Raffles City, Shanghai, China and two mega-sized advertising billboards located at different section along Nanjing Road and Henan Road in Shanghai, China. The name of authorizing parties of these two concession right contracts are Shanghai Chuangtian Advertising Company Limited and Shanghai Shenpu Advertising & Decoration Co., Limited.

Our Customers

The media and advertising industry is one of the fastest growing markets in China. Out-of-home advertising is attractive because of relatively modest content production costs, less regulatory exposure, low maintenance costs and centralized operations made efficient by computers and other technology solutions. China’s total advertising expenditure in 2011 rose 13% from 2010 which equal to the rate of increase over the same period in 2010, according to the latest figures released by CTR Market Research.

Our customers include large international and domestic brand name customers. The following tables set forth those customers which accounted for 10% or more of our advertising sales in each fiscal year:

Name of Customer	Advertising Sales %
For the year ended December 31, 2011
Shanghai OCT Investment and Development Company Limited	19%
Shanghai Yifangda Advertising Limited	11%
Shanghai Etam Clothing Co., Ltd.	10%

For the year ended December 31, 2010
Shanghai Wenchang Advertising Co., Ltd	16%
Nanjing Tourism Administration	11%

For the year ended December 31, 2009
Shanghai Wenchang Advertising Co., Ltd	16%
Shanghai Chuangtian Advertising Co., Ltd	15%
Kinetic	15%
Beijing Dentsu Advertising Co., Ltd.	11%

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

Our Intellectual Property

We do not have any registered trademarks, copyrights or licenses. However, we have obtained the following patent rights from the PRC State Intellectual Property Office:

●	the technology of a display module and settings method for colored LED panels, which expires on November 22, 2017;
●	the technology of a display system with a blind spot checking function, which expires on November 27, 2017; and
●	a methodology and system for light intensity tuning of out-of-home LED panels, which expires on November 8, 2027.

Our Research and Development

No material costs have been incurred on research and development activities for the fiscal years 2011, 2010 and 2009. We do not expect to incur significant research and development costs in the coming future.

Employees

As of December 31, 2011, the Company and its subsidiaries and variable interest entity had approximately 25 employees at our offices located at our Hong Kong and Shanghai offices, all of which are full-time employees.

Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or work stoppage or any difficulty in recruiting staff for our operations.

We are required under PRC law to make contributions to employee benefit plans at specified percentages of the after-tax profit. In addition, we are required by the PRC law to cover our employees in China with various type of social insurance. We believe that we are in material compliance with the relevant PRC laws.

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

We started our advertising business in late 2006. As we did not fulfill the above requirements, our advertising business was initially provided through our contractual arrangements with our PRC operating entities, Quo Advertising, Bona and Botong. For details of arrangements, please refer to Item 1 – Business, “History” above. Since late of 2008, we have undergone a long application process for qualifying and registering Yi Gao, as a sino-foreign equity advertising joint venture, of which we held a 70% equity interest at the time, with the remaining 30% interest was controlled through trust arrangement with Quo Advertising, in Shanghai, and on August 4, 2009 the SAIC issued Yi Gao a business license which specifically includes operating an advertising business within its scope of operations. Accordingly, in early 2010, we began to restructure our organization by consolidating our PRC operations and advertising business into Yi Gao. In the early 2010, we terminated all the commercial agreements with Quo Advertising and Botong. Our current PRC operations and advertising business is conducted by Yi Gao and Bona only

Although the existing contractual arrangements with Bona, in the opinion of our PRC legal counsel, are in compliance with all existing PRC laws, rules and regulations and are enforceable in accordance with their terms and conditions, there are substantial uncertainties regarding the interpretation and implementation of current PRC laws and regulation. Accordingly, we cannot assure you that PRC regulatory authorities will not determine that our contractual arrangements and the business operations of our PRC operating companies as described herein violate PRC laws or regulations. If we were found to be in violation of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such violation. Any actions taken may cause disruption to our business operations and may adversely affect our business, financial condition and results of operation. See Item 1A - Risk Factor for details.

Advertising Services

Business Licenses for Advertising Companies

The principal regulations governing the advertising businesses in China include:

●	The Advertising Law (1994);
●	Regulations on Control of Advertisement (1987); and
●	The Implementing Rules for the Advertising Administrative Regulations (2004).

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

Out-of-home Advertising

The Advertising Law stipulates that the exhibition and display of out-of-home advertisements must not:

●	utilize traffic safety facilities and traffic signs;
●	impede the use of public facilities, traffic safety facilities and traffic signs;
●	obstruct commercial and public activities or create an eyesore in urban areas;
●	be placed in restrictive areas near government offices, cultural landmarks or historical or scenic sites; and
●	be placed in areas prohibited by the local governments from having out-of-home advertisements.

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

Foreign Currency Exchange

The principal regulation governing foreign currency exchange in China is the Rules on Foreign Exchange Control (1996), as amended. Under these rules, Renminbi is freely convertible for trade and service-related foreign exchange transactions, but not for direct investment, loan or investment outside China without the prior approval of the State Administration for Foreign Exchange of the PRC or other relevant authorities is obtained.

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

RISKS RELATED TO OUR BUSINESS

The global economic downturn will and may continue to have a negative effect on our business, financial condition, results of operations and cash flow.

The recent global economic downturn and the debt crisis in certain countries in the European Union has caused, among other things, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth, in the United States, China and other parts of the world. All these will, and may continue to have, a negative effect on our ability to borrow funds or enter into other financial arrangements if and when additional funds become necessary for our operations. We believe many of our advertisers have also been affected by this economic turmoil. Current or potential advertisers may no longer be in business, may be unable to fund advertising purchases or decide to reduce purchases, all of which could lead to reduced demand for our advertising services, reduced gross margins, and delays in collecting accounts receivable or customer defaults. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given the fixed costs associated with our operations. Therefore, the global economic downturn will and may continue to have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, the timing and nature of any recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not continue to be materially and adversely affected.

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

We have a history of operating losses. We have incurred a net loss of $2,102,548 for fiscal year ended December 31, 2011 and our shareholders’ deficit was $5,056,418 as of December 31, 2011. Our cash flow projections presently indicate that our current assets and projected revenues from existing project on hand will not be sufficient to fund operations over the next twelve months. These raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has expressed uncertainty about our ability to continue as a going concern in its report. The consolidated financial statements included in this Annual Report do not include any adjustments that might result from the outcome of this uncertainty.

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

Our liquidity and future cash flow may not be sufficient to cover interest payments on our 1% Convertible Promissory Note due 2014 or to repay the notes at maturity.

Our ability to make interest payments on, refinance, or repay our 1% convertible promissory note due 2014 (originally due on April 2, 2012 and extended for two years), will depend on our ability to maintain sufficient cash and generate future cash flow. We have never generated positive annual cash flow from our operating activities, and we may not generate or sustain positive cash flows from operations in the future. Our ability to generate sufficient cash flow will depend on our profit generating power and our ability to explore and secure other prominent advertising related projects, which were affected by various factors such as general economic, financial, competitive, legislative and regulatory conditions. There can be no assurance that we will be able to generate profit and secured prominent projects. If we are unable to generate sufficient cash flow, we may be required to refinance our existing debt, sell assets and obtain additional financing to meet our debt obligations or may even be forced to cease operations.

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

A significant portion of our growth and future financial performance depends on our ability to secure new advertising media projects and/or integrate acquired businesses into our organization and operations.

A component of our growth strategy involves securing new promising advertising media projects and achieving economies of scale and operating efficiencies by growing through acquisitions. We may not be able to achieve these goals unless we effectively and timely identify and implement new promising advertising media projects and combine the operations of acquired businesses with our existing operations. Our inability to identify and secure new advertising media projects and to complete acquisitions within the time frames that we expect may cause our operating results to be less favorable than expected, which could also impose a negative effect on our ability to raise funds.

Our future acquisitions may expose us to potential risks and have an effect on our ability to manage our business.

It is our strategy to expand our business through acquisitions. We will continue to search for appropriate opportunities to acquire more businesses or to form joint ventures that are complementary to our core business. With each acquisition, our management may encounter difficulties during the integration of operations, services and personnel with our existing operations. We may also expose ourselves to potential risks including contingent or undisclosed liabilities of the acquired companies, the need to allocate resources from our existing business to the new operations, uncertainties in generating revenue, disruptions in employee relationships and difficulties in governing by new regulations after integration. The occurrence of any of these unfavorable events in our acquisitions could have an effect on our business, financial condition and results of operations.

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

We currently only committed to two advertising media projects in Shanghai, China. Our operating result would depend on the success of these two projects in the event that we cannot secure new promising advertising projects.

Since late 2008, we have undertaken drastic cost-cutting measures and a process of continuously re-assessing the commercial viability of each of our concession right contracts. We determined that many of our concession rights were no longer commercially viable due to high annual fees. As of May 2010, we only retained the right to operate 52 roadside advertising panels along the Nanjing Road in Shanghai, China and terminated all other concession right contracts. In 2011, we started to actively explore new advertising related projects. In Feb 2012, we successfully secured a new project with 3 mega-sized advertising billboards located in Shanghai, China.

In the event that the authorizing parties of these two projects breaches the contract terms by terminating the contract early or if the PRC government were to interpret the current rules and regulations differently or if it were to implement new rules and regulations, which limited the period during which we can operate the advertising panels under these two projects, our business, operating results and financial condition could be adversely affected.

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

We conduct substantially all of our operations and generate most of our revenue in China. Accordingly, our business, financial condition, results of operations and prospects are significantly impacted by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

●	the higher level of government involvement;

●	the early stage of development of the market-oriented sector of the economy;

●	the rapid growth rate;

●	the higher level of control over foreign exchange; and

●	the allocation of resources.

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

A number of factors have contributed to this slow-down, including appreciation of the Renminbi, which adversely effects China’s exports and the tightening macroeconomic measures and monetary policies adopted by the Chinese government to prevent overheating of the Chinese economy and control China’s inflation. The slow-down has been exacerbated by the global crisis in the financial services and credit markets which began in 2008, and has caused significant volatility and dislocation of the global capital markets as well as increased rates of default and bankruptcy. These macroeconomic developments could negatively affect our business, operating results, or financial condition in a number of ways. For instance, current or potential customers may delay or decrease spending with us or may not pay us or may delay paying us for previously provided services.

Recently, there has been increased inflation in China. As a result, the PRC government adopted various measures designed to restrict the availability of credit and control prices which could inhibit economic activity in China and affect the Company’s business operations and prospects.

If the PRC government finds that the agreements with Bona that establish part of the structure for operating our China business do not comply with PRC governmental restrictions on foreign investment in the advertising industry, we could be subject to severe penalties.

Our media operations were initially conducted by Lianhe, Botong (which was deconsolidated effective March 31, 2010), Bona and Quo Advertising (which was deconsolidated on January 1, 2010) through commercial agreements arrangement in an attempt to comply with PRC regulations. After having undergone a long application process to qualify and register Yi Gao as a sino-foreign equity advertising joint venture of which we held a 70% equity interest at the time, with the remaining 30% interest was controlled through trust arrangement with Quo Advertising, the SAIC issued Yi Gao a business license which specifically includes operating an advertising business within its scope of operations on August 4, 2009. Upon obtaining this registration, we restructured our operations so that all business is currently conducted through Yi Gao, which was subsequently approved to change to our wholly owned foreign enterprise by SAIC on January 20, 2011, and Bona, which we retained in the hope of utilizing its tax loss carry forwards in the near future.

Although our operating structure for Bona, in the opinion of our PRC legal counsel, is in compliance with all existing PRC laws, rules and regulations, there are substantial uncertainties regarding the interpretation and implementation of current PRC laws and regulations. We cannot assure you that our existing PRC operating subsidiary and affiliates will not be found to be in violation of any PRC laws or regulations or fail to obtain or maintain any of the required permits or approvals. If we or any of our PRC operating companies were found to be in violation of any existing or future PRC laws or regulations, the relevant PRC regulatory authorities, including SAIC, would have broad discretion in dealing with such violations, including:

●	revoking the business and operating licenses of our PRC subsidiaries and affiliates;

●	discontinuing or restricting our PRC subsidiaries’ and affiliates’ operations;

●	imposing conditions or requirements with which we or our PRC subsidiaries and affiliates may not be able to comply;

●	requiring us or our PRC subsidiaries and affiliates to restructure the relevant ownership structure or operation; or

●	restricting or prohibiting our use of the proceeds of this offering to finance our business and operations in China.

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

We rely on contractual arrangements and commercial agreement arrangement with Bona and its shareholders for certain part of our operations, which may not be as effective in providing operational control as direct ownership.

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

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and the Renminbi and between those currencies and other currencies in which our sales may be denominated. Because substantially all of our earnings and cash assets are denominated in Renminbi and the net proceeds from our sales of equity securities and debt financing are usually denominated in U.S. dollars, fluctuations in the exchange rate between the U.S. dollar and the Renminbi will affect the relative purchasing power of these proceeds, our balance sheet and our earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividends we issue that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

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

We conduct substantially all of our business through our operating subsidiary, namely Yi Gao, in China. Yi Gao is subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference, but have limited precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past 28 years has significantly enhanced the protections afforded to various forms of foreign investment in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. For instance, we may have to resort to administrative and court proceedings to enforce the legal protection that we are entitled to by law or contract. Any litigation in China may be protracted and result in substantial costs in terms of financial resources and management attention.Since PRC administrative and court authorities have significant discretion in interpreting statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative court proceedings and the law enforcement actions than it would be in more developed legal systems. Such uncertainties, including the inability to enforce our contracts, especially our contractual arrangements among Lianhe and Bona which are governed by the PRC law, could adversely affect our business and operation. We cannot predict the effect of future developments in the PRC legal system, particularly with regard to the industries in which we operate, imposed on our business.

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

The media and advertising industry is particularly sensitive to changes in general economic conditions and advertising trends. A deterioration of economic conditions would usually lead to a decrease in demand for advertising, Advertisers may reduce the money they spend on purchasing advertising airtime for a number of reasons, including but not limited to the followings:

●	a general decline in economic conditions;

●	a decline in economic conditions in the particular cities where we conduct business;

●	a decision to shift advertising expenditures to other available advertising media; and

●	a decline in advertising expenditure in general.

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

We currently only committed to two advertising media projects in Shanghai, China and entered into a letter of intent for a expressway media project in Hebei Province, China. We need to continue geographic expansion of our media network market by entering into business cooperation agreements with local advertising companies to operate and manage advertising panels in China. We are currently searching for more opportunities but many of the most desirable locations in the major cities have been occupied by our competitors. If we are unable to enter into new agreements at economically advantageous terms, it may increase our costs of sales and increase the difficulty of convincing our advertisers to purchase advertising time so that we may generate profits.

If we are unable to attract advertisers to advertise on our networks, we will be unable to grow our revenue base.

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

The out-of-home advertising network that we are developing is a relatively new concept in China in comparison with traditional media medium such as TV, newspaper, magazine etc. It is too early to conclude whether the public will accept this advertising medium. If the public is receptive toward our new media network, our advertisers will continue to purchase the advertising air-time from us. However, in case the public finds any element such as the audio or video features in our media network to be disruptive or intrusive, advertisers may withdraw their requests for purchasing time slots from us and to advertise on other networks. Such uncertainty could adversely affect our revenue.

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

The market for out-of-home advertising requires us to research new advertising trends and the technology needs of advertisers and consumers, which may require us to develop new features and enhancements for our advertising network. The majority of our displays currently use medium-size roadside LED video panels and medium-size roller sheets. If we are unable to adapt to changing advertising trends and the technological needs of advertisers and consumers on timely and cost-effective basis, advertiser demand for our advertising networks may decrease and we may not be able to compete effectively or attract advertising clients, which would have an effect on our business prospects and revenues.

We may be subject to, and may expend significant resources in defending against  government actions and civil suits based on the content and services we provide through our digital out-of-home advertising networks.

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

Moreover, civil claims may be filed against us for fraud, defamation, subversion, negligence, copyright or trademark infringement or other violations due to the nature and content of the information displayed on our advertising network. If consumers find the content displayed on our advertising network to be offensive the authorizing parties may seek to hold us responsible for any consumer claims or may terminate their relationships with us.

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

From time to time, we may become a defendant in litigation brought against our clients or our local operating partners by third parties, governmental or regulatory authorities, consumers or competitors. These actions could involve claims alleging, among other things, that:

●	advertising claims made with respect to our client’s products or services are false, deceptive or misleading;

●
our clients’ products are defective or injurious and may be harmful to others; marketing, communications or advertising materials created for our clients infringe on the proprietary rights of third parties; or

●	our relationships with our local operating partners violate or interfere with the contractual relationships or rights of third parties.

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

The trading market in our common stock has been substantially less liquid than the average trading market for companies quoted on the OTCQB or OTCBB. Reported average daily trading volume in our common stock for the year ended December 31, 2011, was approximately 13,982 shares. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock at a price that is attractive to you.

As a result of our recent 1-for-5 reverse stock split, the liquidity of our common stock and market capitalization may be adversely affected.

On September 16, 2011, we effected a 1-for-5 reverse stock split. A reverse stock split sometimes may be viewed negatively by the market and, consequently, can lead to a decrease in our overall market capitalization. In addition, because the reverse split significantly reduced the number of shares of our common stock that are outstanding, the liquidity of our common stock may be adversely affected and you may find it more difficult to purchase or sell shares of our common stock.

The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when you want to sell your holdings.

The market price of our common stock is volatile, and this volatility may continue. For instance, between January 1, 2011 and December 31, 2011, the closing bid price of our common stock, as reported on the markets on which our securities have traded, ranged between $1.00 and $0.01 on a post-split basis. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

●	our actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

●	changes in financial estimates by us or by any securities analysts who might cover our stock;

●	speculation about our business in the press or the investment community;

●	significant developments relating to our relationships with our customers or suppliers;

●	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the advertising industry;

●	customer demand for our products;

●	investor perceptions of our industry in general and our company in particular;

●	the operating and stock performance of comparable companies;

●	general economic conditions and trends;

●	major catastrophic events;

●	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;

●	changes in accounting standards, policies, guidance, interpretation or principles; and

●	loss of external funding sources.

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

Our Certificate of Incorporation authorizes the issuance of 400,000,000 shares of common stock and 5,000,000 shares of preferred stock. Our board of directors has the authority to issue additional shares up to the authorized capital stated in the Certificate of Incorporation. Our board of directors may choose to issue shares to acquire one or more businesses or to provide additional financing in the future. The issuance of shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we issue additional shares, there may be a reduction in the proportionate ownership and voting power of all other stockholders. Further, any issuance may result in a change of control of the Company.

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

The conversion of some or all of our outstanding 1% Convertible Promissory Notes Due 2012, which is convertible at any time into shares of our common stock at an initial conversion price of $0.1163 per share, subject to customary anti-dilution adjustments, and the exercise of Keywin Option, pursuant to which Keywin Investment Holdings Limited is able to purchase an aggregate of 24,562,837 shares of our common stock for an aggregate purchase price of $2 million by July 1, 2012, will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion and exercise could adversely affect prevailing market prices of our common stock.

We may be subject to penny stock regulations and restrictions which may limit a stockholder’s ability to buy and sell our stock on the secondary market.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of the date of this report, the closing bid and asked price for our common stock was less than $5.00 per share, which designates it as a “penny stock”. As a “penny stock”, our common stock may become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

An investment in our common stock is highly speculative.

An investment in our common stock is highly speculative and may result in the loss of an investor’s entire investment. Only potential investors who are experienced in high risk investments and who can afford to lose their entire investment should consider an investment in our common stock. Additional risks not currently known to us or that we currently deem immaterial may also impair our operations.

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

Keywin Holdings Limited of which Dr. Earnest Leung, our Chief Executive Officer is the director, beneficially owns approximately 25% of our outstanding common stock as of April 16, 2012. Accordingly, Dr. Earnest Leung has voting control over those common stocks held by Keywin Holdings Limited. Excluding the Keywin Holdings Limited shares, Dr. Earnest Leung, our Chief Executive Officer and Mr. Godfrey Hui, our Deputy Chief Executive Officer beneficially own 6.5% and 13.6% of our outstanding ordinary shares, respectively as of April 16, 2012. As such, they collectively own and/or control an aggregate of approximately 45% of our outstanding common stock. Consequently, if they act individually or together, may exert a significant degree of influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. Without their consent, we could be prevented from entering into transactions or conducting business that could be beneficial to us. Accordingly, their control of the Company could hinder any change in control of our business, particularly where such change of control would benefit stockholders other than them. It would be difficult for us to change our corporate structure if any disputes arise between us and them or if they fail to carry out their contractual and fiduciary obligations to us. Thus, their interests as an officer and employee may differ from their interests as a shareholder or from the interests of our other stockholders, including you.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

We occupy 2,043 square feet of executive office space at Rooms 2120 and 2122 on 21st Floor, Leighton Centre, 77 Leighton Road, Causeway Bay, Hong Kong, for $10,896 per month, including rent and operating charges, pursuant to an agreement commencing from January 3, 2012 to January 2, 2015 between the Company’s wholly owned subsidiary NCN Group Management and Leighton Property Company Limited.

We also maintain office space in Shanghai for certain of our PRC operating companies. Our Shanghai office currently occupies 207.50 square meters of space at Room 1501, No. 580 Nanjing West Road, Jingan District, Shanghai, China, for $4,508 per month, pursuant to a 2 year lease agreement commencing April 1, 2012 to March 31, 2013 between the Company’s subsidiary, Yi Gao and Shanghai Nanzheng Company Limited.

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

On March 13, 2012, Yi Gao received a legal letter dated March 12, 2012 from the legal counsel of Shanghai Chuangtian Advertising Company Limited (“Chuangtian”), the authorizing party of the Shanghai Road Project, demanding the payment of right fees totaling RMB1,157,000 (equivalent to approximately US$182,000 at the then-prevailing exchange rate) together with late payment surcharges of RMB30,000 (equivalent to approximately US$5,000 at the then-prevailing exchange rate) before March 16, 2012. Such payment was due on February 15, 2012 pursuant to the concession right contract. The letter alleged Yi Gao breached the concession right contract and Chuangtian may exercise its right to terminate this contract and take legal actions if Yi Gao did not make the payment before March 16, 2012. On March 21, 2012, Yi Gao made payment of RMB657,000 (equivalent to approximately US$104,000 at the then-prevailing exchange rate) to Chuangtian.

On March 27, 2012, Yi Gao received a second legal letter dated March 21, 2012 from the legal counsel of Chuangtian, demanding the payment of right fees totaling RMB537,000 (equivalent to approximately US$85,000 at the then-prevailing exchange rate) together with late payment surcharges of RMB10,700 (equivalent to approximately US$2,000 at the then-prevailing exchange rate) before March 31, 2012. The letter alleged Yi Gao breached the concession right contract and Chuangtian may exercise its right to terminate this contract and take legal actions if Yi Gao did not make the payment before March 31, 2012. Yi Gao made payments of RMB500,000 (equivalent to approximately  US$79,000 at the then-prevailing exchange rate) and RMB47,700 (equivalent to approximately US$8,000 at the then-prevailing exchange rate) to Chuangtian on March 30, 2012 and April 5, 2012, respectively.

Pursuant to the legal opinion dated April 12, 2012 issued by a PRC legal counsel, the concession right contract should be executed as originally agreed due to the fact that Yi Gao had settled the rights fee of RMB1,157,000 within the grace period as offered by Chuangtian. No legal proceedings have been taken by Chuangtian and the Company continues to operate the respective advertising panels pursuant to the concession right contract as of the date this annual report.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

Since August 1, 2006, our common stock has been quoted on the Over-the-Counter Bulletin Board, or OTCBB, maintained by the Financial Industry Regulatory Authority (“FINRA”), under the symbol “NWCN.” From February 2011 to February 2012, our common stock, along with the securities of over 600 other issuers, was transferred from the OTCBB automated quotation system to the OTCQB, which is part of the OTC Market Group's quotation system, due to the quotation inactivity by our market makers.  However, in February 2012, our common stock resumed quotation on the OTCBB as well. On April 13, 2012, the last reported sales price of our common stock on the OTCBB was $0.16 per share.

On September 16, 2011, we filed a Certificate of Amendment to our Certificate of Incorporation with the Delaware Secretary of State to effect a 1-for-5 reverse stock split of our outstanding common stock and a reduction of our authorized shares of common stock from 2,000,000,000 to 400,000,000. The CUSIP number for our common stock has been changed to 64125G209 accordingly. On September 21, 2011, FINRA approved the reverse split of our common stock and it commenced trading on a post-split basis on September 22, 2011.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Prices (1)
	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2011:
Fourth Quarter	$0.15	$0.01
Third Quarter	$0.03	$0.01
Second Quarter	$0.28	$0.03
First Quarter	$1.00	$0.01
FISCAL YEAR ENDED DECEMBER 31, 2010:
Fourth Quarter	$0.02	$0.00
Third Quarter	$0.03	$0.02
Second Quarter	$0.08	$0.03
First Quarter	$0.10	$0.02

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.bloomberg.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of April 16, 2012, the Company had approximately 140 stockholders of record and 96,504,467 shares of common stock were issued and outstanding. Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

In December 2011, we changed our registrar and transfer agent for our common stock from Holladay Stock Transfer, Inc. to Globex Transfer, LLC. Their address is 780 Deltona Blvd., Suite 202, Deltona, FL 32725, USA and their telephone number and facsimile are +1 (813) 344-4490 and +1 (386) 267-3124, respectively.

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

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fourth quarter of our fiscal year ended December 31, 2011.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to Financial Statements.

Consolidated Statements of Operations Data

	Years ended December 31
	2011	2010	2009	2008	2007*
Revenues	$1,794,552	$2,207,479	$1,266,927	$4,622,270	$1,442,552
Cost of revenues	(1,115,461)	(1,503,898)	(2,067,881)	(17,374,713)	(2,795,188)
Operating expenses	(2,007,315)	(2,778,004)	(5,423,074)	(40,099,318)	(12,088,954)
Other (expenses) income, net	(135,341)	49,681	36,572	91,348	23,414
Interest and other debt-related expenses	(638,983)	(578,642)	(31,195,905)	(7,082,378)	(329,194)
Net loss from continuing operations	(2,102,548)	(2,603,384)	(37,383,361)	(59,842,791)	(13,755,038)
Net income (loss) from discontinued operations	-	-	-	45,041	(953,629)
Net loss attributable to NCN common stockholders	(2,102,548)	(2,603,384)	(37,359,188)	(59,484,833)	(14,646,619)
Net loss per share from continuing operations attributable to NCN common stockholders – basic and diluted	$(0.02)	$(0.03)	$(0.59)	$(4.16)	$(1.00)

Consolidated Balance Sheets Data

	Years ended December 31
	2011	2010	2009	2008	2007*
Cash	$65,623	$170,621	$1,969,549	$7,717,131	$2,233,528
Prepayments for advertising operating rights, net	182,969	209,186	348,239	418,112	13,636,178
Total assets	983,444	1,974,613	4,655,442	13,072,666	27,107,343
Convertible promissory notes	4,812,080	4,304,311	3,854,934	30,848,024	12,626,292
Total liabilities	6,039,862	5,499,149	6,146,648	36,428,883	16,120,533
Stockholders’ (deficit) equity	$(5,056,418)	$(3,524,536)	$(1,491,206)	$(23,356,217)	$10,638,936

Remarks:

*Restated to correct the accounting errors arising from our misapplication of accounting policies to the discount associated with the beneficial conversion feature attributed to the issuance of the 3% convertible promissory notes in 2007 and 2008. For more details, please refer to the notes in our financial statements in the Amendment No. 2 to Form 10-KSB/A for the year ended December 31, 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this annual report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward-Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP. References in this Report to a particular “fiscal” year are to our fiscal year ended on December 31.

Overview of Our Business

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

Total advertising revenues were $1,794,552, $2,207,479 and $1,266,927 for the years ended December 31, 2011, 2010 and 2009 respectively. Our net loss attributable to NCN common stockholders was $2,102,548, $2,603,384 and $37,359,188 for the years ended December 31, 2011, 2010 and 2009 respectively. Our results of operations were negatively affected by a variety of factors, which led to less than expected revenues and cash inflows during the fiscal year 2011, including the following:

●	the rising costs to acquire advertising rights due to competition among bidders for those rights;
●	slower than expected consumer acceptance of the digital form of advertising media;
●	strong competition from other media companies; and
●	many customers continued to be cost-conscious in their advertising budget especially on our new digital form of media.

To address these unfavorable market conditions we undertook drastic cost-cutting measures in the latter half of 2008 including reductions in our workforce, office rentals, selling and marketing related expenses and other general and administrative expenses. We also re-assessed the commercial viability of each of our concession rights contracts and determined that many of our concession rights are no longer commercially viable due to high annual fees; these commercially non-viable concession right contracts were terminated. Management has also successfully negotiated some reductions in advertising operating rights fees under remaining contracts. During the fiscal year 2011, we only have one concession right contract, pursuant to which we operate 52 roadside advertising panels along Nanjing Road in Shanghai, China. The outcome of all these measures has been reflected in our financial results. To improve the financial performance, we have also actively explored new prominent media projects in order to provide a wider range of media and advertising services, and not only focus on LED media, since latter half of 2011.

We also completed a debt restructuring in April 2009. For details, please refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources - Restructuring of Convertible Debt” below. In the same year, the Company restructured its board composition and appointed Dr. Earnest Leung, as our Chief Executive Officer, in a bid to expand the Company and improve its financial performance.

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

The Reverse Split proportionately reduced all issued and outstanding shares of our common stock, as well as common stock underlying stock options, warrants and other common stock based equity grants outstanding while the respective exercise prices were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of common stock reserved for issuance upon the conversion of our convertible notes were also proportionately reduced and the respective conversion prices were proportionately increased.

All references to shares in this annual report on Form 10-K including but not limited to the number of shares and per share amounts (except par value), unless otherwise noted, have been adjusted to reflect the Reverse Split retroactively. Previously awarded options and warrants to purchase shares of our common stock have also been retroactively adjusted to reflect the Reverse Split.

Identification of Potential Projects

Since the latter half of 2011, we have actively explored and identified three prominent domestic media projects for which we are making a bid for consideration, but we have not yet committed to any of these projects. If the Company is successful in such bid, we expect that these projects will improve our futures financial performance and turn the Company into a new chapter.

On October 13, 2011, to increase our competitive power, the Board of Directors resolved that the Company should engage three independent consultants to provide consulting services for each media project. The consulting services shall include, but not be limited to, design of the structure, terms, and mode of operation of the project, acting as project coordinator and representing the Company in negotiations in connection with the project. Considering the Company’s current tight cash position, the Board of Directors resolved to issue 4,000,000 shares of common stock under the Company’s 2007 Amended and Restated Equity Incentive Plan which has been registered on Form S-8 with the SEC to each of them in lieu of cash as a consideration for their services. Such 4,000,000 shares of common stock shall be issued to each consultant upon the execution of his/her consulting services agreement.

On October 18, 2011, we entered into a consulting services agreement with Mr. Wong Wing Yeuk. On October 21, 2011, we entered into consulting services agreements with Ms Chan Oi Yin and Mr. Wong Yuk Chor. Accordingly, an aggregate of 12,000,000 shares of common stock under the Company’s 2007 Amended and Restated Equity Incentive Plan which represented 12.4% of our current shareholdings were issued to all of them in October 2011. Although there has a reduction in the proportionate ownership of our existing shareholders, we believed that it is in the best interest of the Company and the shareholders to issue shares as the only consideration to each of the consultants at this moment.

In December 2011, we successfully entered into a letter of intent with the authorizing party of one of these three identified projects. Pursuant to the letter of intent, upon our securing of advertising orders, we will be granted exclusive right to operate the traditional advertising panels located along the Hebei Province Expressways, managed by Hebei Sheng Gao Su Gong Lu Guan Li Ju (“HBEA. The details of the terms of the cooperative arrangement are currently in negotiation. HBEA currently manages 15 expressways in Hebei Province and is expected to increase this number to 20 within a decade. Hebei Province Expressways has the highest vehicle flow density among all the expressways in China and the population covered by the current network of 15 expressways is currently estimated to be 245 million people.

In February 2012, we secured a new media advertising project in Shanghai, China. Pursuant to cooperative agreements entered into with Shanghai Shenpu Advertising & Decoration Co., Limited, we were granted the right to operate a mega-sized traditional advertising billboard located at Raffles City, Shanghai and two mega-sized traditional advertising billboards located at different section along Nanjing Road and Henan Road in Shanghai. The terms of the cooperative arrangement is one year with a renewal option. The past customers for all these three mega-sized advertising panels were mainly those branded corporate customers including Citibank, Nikon and Nintendo etc

Extension of Convertible Promissory Notes

On April 2, 2009, we entered into the Note Exchange Agreement with certain Investors, pursuant to which the parties agreed to cancel the Amended and Restated Notes in the principal amount of $5 million held by such Investors (including accrued and unpaid interest thereon), and all the Warrants, in exchange for our issuance of new 1% Unsecured Senior Convertible Notes due 2012 in the principal amount of $5 million, or the New Notes. The New Notes bear interest at 1% per annum, payable semi-annually in arrears, and matured on April 1, 2012. They are convertible at any time into shares of our common stock at an initial conversion price of $0.1163 per share, subject to customary antidilution adjustments. In addition, in the event of a default, the holders of the New Notes, or the Note Holders, will have the right to redeem the New Notes at 110% of the principal amount, plus any accrued and unpaid interest. The parties also agreed to terminate the Security Agreement and release all security interests arising out of the Purchase Agreement and the Amended and Restated Notes.

On April 1, 2012, the Company and the Note Holders agreed to 1) extend the maturity date of the 1% Unsecured Senior Convertible Notes due 2012 for a period of two years and 2) modify the now 1% Unsecured Senior Convertible Notes due 2014 to be convertible at any time into shares of the Company’s common stock at a conversion price of $0.09304 per share, subject to customary anti-dilution adjustments. In all other respects not specifically mentioned, the terms of the original 1% Unsecured Senior Convertible Notes due 2012 shall remain the same and shall be fully enforceable in accordance with its terms.

Results of Operations

Comparison of Years Ended December 31, 2011 and 2010.

Revenues. Our revenues consist primarily of income from out-of-home advertising panels. We recognize revenue in the period when advertisements are displayed. Revenues for the year ended December 31, 2011 were $1,794,552, as compared to $2,207,479 for the year ended December 31, 2010, a decrease of 19%. The decrease was mainly attributed to (1) a decrease in advertising sales orders received for our current Nanjing Road Project; (2) limited revenues was generated from our advertising agency business in the 2011 period and (3) a loss of further sales orders from those advertising projects that were terminated in 2010. Revenues from advertising agency business for the year ended December 31, 2011 were $27,265 as compared to $381,514 for the year ended December 31, 2010, a decrease of 93%. The decrease was the result of increased competition in securing advertising agency business in the 2011 period.

Cost of Revenues. Cost of revenues primarily consists of fees to obtain rights to operate advertising panels, advertising agency service fees, media display equipment depreciation expenses and other miscellaneous expenses. Cost of revenues for the year ended December 31, 2011 were $1,115,461, a decrease of 26% compared to $1,503,898 for the year ended December 31, 2010. The significant decrease was mainly attributable to the decrease in the amortization of advertising operating rights fee by 36% to $714,921 for the year ended December 31, 2011, as compared to $1,115,593 for the corresponding prior year period as a result of (1) the termination of commercially non-viable concession right contracts during the early 2010; (2) the renegotiation of certain concession advertising operating rights fees to lower prices and (3) the decrease in sales orders received for advertising agency business. The cost of advertising agency business for the year ended December 31, 2011 was $12,765 a decrease of 96%, compared to $315,924 for the corresponding prior year period due to a decrease in the revenues generated from advertising agency business.

Gross Profit. Our gross profit for the year ended December 31, 2011 was $679,091 compared to $703,581 for the same period in 2010. The decrease in gross profit was primarily due to a decrease in revenues, which was partially offset by the decrease in cost of revenues.

Selling and Marketing Expenses. Selling and marketing expenses primarily consists of advertising and other marketing related expenses, compensation and related expenses for personnel engaged in sales and sales support functions. Selling and marketing expenses increased by 16%, from $449,320 for the year ended December 31, 2010, to $521,109 for the year ended December 31, 2011, primarily due to an increase in promotional and marketing activities.

General and Administrative Expenses. General and administrative expenses primarily consists of compensation related expenses (including salaries paid to executive and employees, stock-based compensation expense for stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718, employee bonuses and other staff welfare and benefits, rental expenses, amortization expenses of intangible rights, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses. General and administrative expenses for the year ended December 31, 2011 decreased by 46% to $1,489,460, compared to $2,756,180 for the year ended December 31, 2010. The decrease in general and administrative expenses was mainly due to the following factors: (1) a one-time loss on disposal of equipment amounting to $579,341 recorded during the year ended December 31, 2010; (2) the provision of rental related expenses in connection with the Chengtian litigation amounting to $215,639 was recovered during the year ended December 31, 2011; (3) a revised provision of tax allowance for shares granted to executives amounting to $297,415 recorded as a result of the decline in our stock price when the requisite service period is completed during the year ended December 31, 2011; (4) a decrease in stock-based compensation amounting to $278,503 as a result of the completion of requisite services period in 2011 for certain previously granted stock offset by the occurrence of stock based compensation arising from consulting shares in 2011 and (5) continuous reduction of the Company’s workforce, rental, and other general and administrative expenses as well as close down of our Beijing office in 2010 offset by reversal of overprovision of legal expenses and other expenses provided in previous years amounting to $271,204 during the year ended December 31, 2010.

Gain from Write-off of Long-aged Payables. Gain from write-off of long-aged payables was $3,254 for the year ended December 31, 2011 compared to $438,917 for the year ended December 31, 2010.  We believed the obligation for future settlement for such long-aged payables is remote and therefore wrote them off.

Net Write-back of (Allowance for) Doubtful Debts. Allowance for doubtful debts was $nil and $11,421 for the year ended December 31, 2011 and 2010. The allowance for doubtful debts for the year ended December 31, 2010 includes an allowance for doubtful debt for accounts receivable and prepaid expenses and other current assets amounting to $8,546 and $2,875, respectively.

Interest and Other Debt-Related Expenses. Interest and other debt-related expenses for the year ended December 31, 2011 increased to $638,983, or by 10%, compared to $578,642 for the year ended December 31, 2010. The increase was mainly due to the increase in amortization of deferred charges and debt discount. Such increase was as a result of using the effective interest method for amortization.

Other (Expenses) Income,Net - Other expenses, net for the year ended December 31, 2011 was $135,341, as compared to other income, net of $49,681 for the corresponding prior year period. The increase in other expenses, net was mainly attributed to the loss from sales of available-for-sale securities amounting to $228,285 was recorded in 2011, offset by the receipt of a refund related to the Chengtian litigation, net of respective legal fees amounting to $88,013 was recorded during for the year ended December 31, 2011. Other income, net for prior year period was mainly attributed to gain from sales of available-for-sale securities amounting to $9,406 and net rental income generated from subleasing our office to third parties.

Income Taxes. The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded for the year ended December 31, 2011 and 2010 as the Company and all of its subsidiaries and variable interest entities operated at a tax loss basis in fiscal 2011 and 2010.

Net Loss. The Company incurred a net loss of $2,102,548 for the year ended December 31, 2011, a decrease of 19% compared to a net loss of $2,603,384 for the year ended December 31, 2010. The decrease in net loss was driven by the decrease in general and administrative expenses, decrease in provision of doubtful debt offset by decrease in gross profit, decrease in gain from write-off of long-aged payable and increase in both selling and marketing expenses and other expenses, net, all as more particularly described above.

Comparison of Years Ended December 31, 2010 and 2009.

Revenues .Revenues for the year ended December 31, 2010 were $2,207,479, as compared to $1,266,927 for the year ended December 31, 2009, an increase of 74%. Revenues from advertising agency business for the year ended December 31, 2010 were $381,514 as compared to $337,210 for the year ended December 31, 2009, an increase of 13%. The overall increase was mainly attributed to the increase in the advertising sales orders as a result of the economic recovery in China.

Cost of Revenues .Cost of revenues for the year ended December 31, 2010 were $1,503,898, a decrease of 27% compared to $2,067,881 for the year ended December 31, 2009. The significant decrease was mainly attributable to the decrease in the advertising operating rights fee expensed. The advertising operating rights fee expensed for the year ended December 31, 2010 was $1,115,593, a decrease of 25% compared to $1,493,664 for the year ended December 31, 2009. The decrease in the amortization of advertising operating rights fees resulted from the termination of commercially non-viable concession right contracts during 2009 and 2010 as well as the renegotiation of certain concession advertising operating rights fees to lower prices. The cost of advertising agency business for the year ended December 31, 2010 was $315,924 an increase of 19%, compared to $266,057 for the corresponding prior year period due to increase in the revenues from advertising agency business while the gross profit margin of the advertising agency business has decreased from 21% for the year ended December 31, 2009 to 17% for the year ended December 31, 2010 as a result of keen competition in advertising agency business which deteriorated its gross profit margin.

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

Selling and Marketing Expenses. Selling and marketing expenses decreased by 29%, from $630,730 for the year ended December 31, 2009, to $449,320 for the year ended December 31, 2010, primarily due to a restructuring of our sales team by consolidating our sales teams from different locations so as to enhance our operational effectiveness and efficiency.

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

Income Taxes. The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded for the year ended December 31, 2010 and 2009 as the Company and all of its subsidiaries and variable interest entities operated at a tax loss basis in fiscal 2010 and 2009.

Net Loss. The Company incurred a net loss of $2,603,384 for the year ended December 31, 2009, a decrease of 93% compared to a net loss of $37,383,361 for the year ended December 31, 2009. Generally, the decrease in the loss from continuing operations was due to the net effect of: 1) increase in revenues; 2) decrease in the cost of advertising services, selling and marketing expense, general and administrative expenses as a result of our cost cutting measures; 3) decrease in non-cash impairment charges by $802,487; 4) decrease in interest and other debt-related expenses arisen from one-time effect of debt restructuring, amounted to $28,837,139 in 2009, offset by the write-back of allowance for doubtful debt amounting to $542,771 in 2009.

Liquidity and Capital Resources

Cash Flows

As of December 31, 2011, current assets were $619,848, current liabilities were $6,039,862. Cash as of December 31, 2011 was $65,623 compared to $170,621 as of December 31, 2010, a decrease of $104,998. The decrease was mainly attributable to the cash used in operating activities, offset by the cash provided by directors’ loans and the proceeds from sales of available-for-sale securities and equipment during the year ended December 31, 2011.

As of December 31, 2010, current assets were $1,368,514, current liabilities were $1,194,838 and we had net working capital of $173,676. Cash as of December 31, 2010 was $170,621 compared to $1,969,549 as of December 31, 2009, a decrease of $1,798,928. The decrease was mainly attributable to the cash used in operating activities.

The following table sets forth a summary of our cash flows for the periods indicated:
	Years ended December 31,
	2011	2010	2009
Net cash used in operating activities	$(388,278)	$(1,552,403)	$(5,428,273)
Net cash provided by (used in) investing activities	66,675	(268,209)	(54,364)
Net cash provided by (used in) financing activities	229,744	-	(250,000)
Effect of exchange rate changes on cash	(13,139)	21,684	(14,945)
Net decrease in cash	(104,998)	(1,798,928)	(5,747,582)
Cash at the beginning of year	170,621	1,969,549	7,717,131
Cash at the end of year	$65,623	$170,621	$1,969,549

Operating Activities

Net cash used in operating activities for the year ended December 31, 2011 was $388,278, as compared with $1,552,403 for the year ended December 31, 2010, a decrease of $1,164,125. The decrease in net cash used in operating activities was mainly attributable to better management of our working capital and the decrease in net loss as a result of our continuous cost-cutting measures.

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

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2011 was $66,675, as compared with net cash used in investing activities of $268,209 for the year ended December 31, 2010. The change was mainly attributable to our reduction on net cash used in investment in equity securities for the year ended December 31, 2011.

Net cash used in investing activities for the year ended December 31, 2010 was $268,209, compared with net cash used in investing activities of $54,364 for the year ended December 31, 2009, an increase of $213,845. The increase was mainly attributable to our investment in equity securities during 2010.

Financing Activities

Net cash provided by financing activities was $229,744 for the year ended December 31, 2011, as compared with $nil for the year ended December 31, 2010. The increase was mainly due to a net receipt of loans from our directors during the year ended December 31, 2011.

Net cash used in financing activities was $nil for the in fiscal 2010, compared with $250,000 for the corresponding prior year period. For fiscal 2009, the cash used in financing activities consisted primarily of issuance costs related to the 1% Convertible Promissory Notes issued in April 2009.

Restructuring of Convertible Debt

On November 19, 2007, we entered into a Note and Warrant Purchase Agreement, as amended (the “Purchase Agreement”) with Quo Advertising and affiliated investment funds of Och-Ziff Capital Management Group (the “Investors”) pursuant to which we agreed to issue in three tranches, 3% Senior Secured Convertible Promissory Notes due June 30, 2011, in the aggregate principal amount of up to $50,000,000 (the “3% Convertible Promissory Notes”) and warrants to acquire an aggregate amount of 6,857,143 shares of our Common Stock (the “Warrants”). On November 19, 2007, we issued 3% Convertible Promissory Notes in the aggregate principal amount of $6,000,000, Warrants to purchase shares of our common stock at $12.50 per share and Warrants to purchase shares of our common stock at $17.50 per share. On November 28, 2007, we issued 3% Convertible Promissory Notes in the aggregate principal amount of $9,000,000, Warrants to purchase shares of our common stock at $12.50 per share and Warrants to purchase shares of our common stock at $17.50 per share.

On January 31, 2008, we amended and restated the previously issued 3% Convertible Promissory Notes and issued to the Investors 3% Convertible Promissory Notes in the aggregate principal amount of $50,000,000 (the “Amended and Restated Notes”), Warrants to purchase shares of our common stock at $12.50 per share and Warrants to purchase shares of our common stock at $17.50 per share (the “Third Closing”). In connection with the Third Closing, the parties entered into the First Amendment to the Purchase Agreement, dated as of January 31, 2008, to, among other things, establish additional funding channels between the Company and its subsidiaries in China and provide for certain other modifications in connections with the Third Closing. Concurrently with the Third Closing, we loaned substantially all the proceeds from the Amended and Restated Notes to our wholly-owned direct subsidiary, NCN Group, and such loan was evidenced by an intercompany note issued by NCN Group in favor of the Company (the “NCN Group Note”). In connection with the Amended and Restated Notes, we entered into a Security Agreement, dated as of January 31, 2008 (the “Security Agreement”), pursuant to which we granted to the collateral agent for the benefit of the Investors, a first-priority security interest in certain of our assets, including the NCN Group Note and 66% of the equity interest of NCN Group. In addition, NCN Group and certain of our indirect wholly owned subsidiaries each granted the Company a security interest in certain of the assets of such subsidiaries to, among other things, secure the NCN Group Note and certain related obligations.

On April 2, 2009, we entered into a new financing arrangement with the Investors and a new investor, memorialized in the following documents:

Note Exchange Agreement

On April 2, 2009, we entered into a Note Exchange Agreement with certain of the Investors, or the Note Exchange Agreement, pursuant to which the parties agreed to cancel Amended and Restated Notes in the principal amount of $5 million held by such Investors (including accrued and unpaid interest thereon), and all the Warrants, in exchange for our issuance of new 1% Unsecured Senior Convertible Notes due 2012 in the principal amount of $5 million, or the New Notes. The New Notes bear interest at 1% per annum, payable semi-annually in arrears, and mature on April 1, 2012. They are convertible at any time into shares of our common stock at an initial conversion price of $0.1163 per share, subject to customary anti-dilution adjustments. In addition, in the event of a default, the holders of the New Notes, or the Note Holders, will have the right to redeem the New Notes at 110% of the principal amount, plus any accrued and unpaid interest. The parties also agreed to terminate the Security Agreement and release all security interests arising out of the Purchase Agreement and the Amended and Restated Notes.

Notes Exchange and Option Agreement

On April 2, 2009, we also entered into a Note Exchange and Option Agreement, or the Note Exchange and Option Agreement, with Keywin Holdings Limited, a transferee of the Investors, Keywin, pursuant to which we agreed to exchange the remaining Amended and Restated Notes in the principal amount of $45 million (including all accrued and unpaid interest thereon) for (i) 61,407,093 shares of our common stock, or the Keywin Shares, and (ii) an option to purchase an aggregate of 24,562,837 shares of our common stock for an aggregate purchase price of $2,000,000, originally exercisable for a three-month period commencing on April 2, 2009, or the Keywin Option. Pursuant to amendments, between the Company and Keywin, we agreed to extend the exercise period for the Keywin Option to a thirty-nine-month period ending July 1, 2012.

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

We started to terminate the non-viable concession right contracts. Since May 2010, we have only kept one concession right contract, which is to operate 52 roadside advertising panels along the Nanjing Road in Shanghai, China and such right will expire on December 31, 2013*. All those panels were installed and are owned by us. In February 2012, we secured a new advertising media projects under which we acquired rights to operate a mega-sized traditional advertising billboard located at Raffles City, Shanghai, China and 2 mega-sized traditional advertising billboards located at different section along Nanjing Road and Henan Road in Shanghai, China. All these three mega-sized advertising panels are installed and maintained by the authorizing party.

In 2011, the utilization rate for our advertising panels was less than we projected. The following table summarizes the percentage of sold and unsold air time in 2011 on our panels in Shanghai..

Location	Percentage of Sold airtime	Percentage of Unsold airtime
Nanjing Road Pedestrian Street, Shanghai
- 10 two-sided Roadside LED panels	35%	65%
- 42 Rollersheets panels	72%	28%

Remark* Although the Company has a contractual right to operate the panels for certain period of time, governmental authorities in the PRC could limit the period during which we can operate the panels if the government interprets the current rules and regulations differently or if it were to implement new rules and regulations.

The details of our advertising operating rights fee were as follows:

	Years Ended December 31,
	2011	2010	2009
Prepayments for advertising operating rights	$684,150	$1,099,522	$1,336,739
Settlement of accrued advertising operating rights	-	104,684	733,000
Total payments	$684,150	$1,204,206	$2,069,739

Amortization of prepayments for advertising operating rights	$714,921	$1,115,593	$1,388,980
Accrued advertising operating rights fee recognized	-	-	104,684
Total advertising operating rights fee expensed	$714,921	$1,115,593	$1,493,664

	As of December 31,
	2011	2010
Prepayments for advertising operating rights, net	$182,969	$209,186

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

Capital Expenditures

During the years ended December 31, 2011, 2010 and 2009, we acquired assets of $35,309, $56,618 and $128,489 respectively which were financed through the cash flow generated from our operations.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of December 31, 2011:

	Payments due by period
	Total	Due in 2012	Due in 2013 - 2014	Due in 2015-2016	Thereafter
Debt Obligations (a)	$5,000,000	$5,000,000	$-	$-	$-
Operating Lease Obligations (b)	447,294	185,066	262,228	-	-
Advertising Operating Rights Fee Obligations (c)	1,280,784	731,876	548,908	-	-
Purchase Obligations (d)	$29,000	$29,000	$-	$-	$-

(a) Debt Obligations. We issued an aggregate of $5,000,000 in 1% Convertible Promissory Notes in April 2009 to our investors. Such 1% Convertible Promissory Notes mature on April 1, 2012. For details, please refer to the notes to financial statements.

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

Going Concern

Our cash flow projections indicate that our current assets and projected revenues from our existing project will not be sufficient to fund operations over the next twelve months. This raises substantial doubt about our ability to continue as a going concern. We intend to rely on Keywin’s exercise of its outstanding option to purchase $2 million in shares of our common stock or on the issuance of additional equity and debt securities as well as on our notes’ holders’ exercise of their conversion option to convert our notes to our common stock, in order to fund our operations. However, it may be difficult for us to raise funds in the current economic environment. We cannot give assurance that we will be able to generate sufficient revenue or raise new funds, or that Keywin will exercise its option before their expiration and our notes’ holder will exercise their conversion option before the note is due. In any such case, we may not be able to continue as a going concern.

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

Principles of Consolidation –The consolidated financial statements include the financial statements of Network CN Inc., its subsidiaries and variable interest entities for which it is the primary beneficiary. These variable interest entities are those in which the Company, through contractual arrangements, bears the risks and enjoys the rewards normally associated with ownership of the entities. Upon making this determination, the Company is deemed to be the primary beneficiary of these entities, which are then required to be consolidated for financial reporting purpose. All significant intercompany transactions and balances have been eliminated upon consolidation.

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

Investment in Available-for-sale Securities - The Company’s marketable equity securities are classified as available-for-sale investments and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income. Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other (expense) income, net. The Company evaluates the investments periodically for possible other-than-temporary impairment. When assessing other-than-temporary impairment of equity securities, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, the Company’s intent to hold the investment for a period of time which may be sufficient for an anticipated recovery in market value, and whether its cash flow needs may require the Company to sell the investment. If appropriate, the Company records impairment charges equal to the amount that the carrying value of an equity security exceeds the estimated fair value of such security as of the evaluation date. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions to acquire the security, using the specific identification method.

The determination of current or noncurrent status for individual available-for-sale securities is made on the basis of whether or not the securities are considered working capital available for current operations under Accounting Standards Codification, or ASC, Topic 210-10-45. We determined that investments in available-for-sale securities have not been made for the purposes of control, affiliation, or other continuing business advantage. As of December 31, 2011, the Company had no investment in available-for-sale securities. As of December 31, 2010, investments in available-for-sale securities are classified as current assets on the consolidated financial statements.

Equipment, Net –Equipment is stated at cost less accumulated depreciation and impairment losses, if any. Depreciation is provided on a straight-line basis, less estimated residual values over the assets’ estimated useful lives.  The estimated useful lives are as follows:

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

When equipment is retired or otherwise disposed of, the related cost, accumulated depreciation and provision for impairment loss, if any are removed from the respective accounts, and any gain or loss is reflected in the consolidated statements of operations. Repairs and maintenance costs on equipment are expensed as incurred.

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

Convertible Promissory Notes and Warrants

1)           Issuance 3% Convertible Promissory Notes and Warrants

During 2008, the Company issued 3% convertible promissory notes in the principal amount of $50,000,000 and warrants. The warrants and embedded conversion feature were classified as equity under ASC Topic 815-40 and ASC Topic 815-10-15-74. The Company allocated the proceeds of the convertible promissory notes between convertible promissory notes and the financial instruments related to warrants associated with convertible promissory notes based on their relative fair values at the commitment date. The fair value of the financial instruments related to warrants associated with convertible promissory notes was determined utilizing the Black-Scholes option pricing model and the respective allocated proceeds to the warrants is recorded in additional paid-in capital. The embedded beneficial conversion feature associated with convertible promissory notes was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital in accordance with ASC Topic 470-20.

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

2)           Debt Restructuring and Issuance of 1% Convertible Promissory Note

On April 2, 2009, the Company entered into a new financing arrangement with the holders of the 3% convertible promissory notes and warrants and a new investor. The Company provided an inducement conversion offer to a new investor who exchanged 3% convertible promissory notes in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 61,407,093 shares of the Company’s common stock (the original conversion price is $8.25 per share convertible into 5,656,445 shares). Pursuant to ASC Topic 470-20, all the unamortized debt discount (including the discount from an allocation of proceeds to the warrants and the discount originated by the beneficial conversion feature) of the relevant 3% convertible promissory notes remaining at the date of conversion were immediately recognized as expenses and is included in amortization of deferred charges and debt discount in the consolidated statement of operations. The Company also accounted for the inducement conversion offer according to ASC Topic 470-20. To induce conversion, the Company has reduced the conversion price and also granted an option to purchase an aggregate of 24,562,837 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000, originally exercisable for a three-month period and eventually extended through thirty-nine-month period ending on July 1, 2012. The Company recognized non-cash debt conversion charges equal to the fair value of the incremental consideration (including both reduction in the conversion price and grant of purchase option) given as of the date the inducement offer is accepted by a new investor. The fair value of the purchase option was determined utilizing the Black-Scholes option pricing model.

For the remaining 3% convertible promissory notes in the principal amount of $5,000,000, the Company and the holders of the 3% convertible promissory notes agreed to cancel the 3% convertible promissory notes in the principal amount of $5,000,000 (including all accrued and unpaid interest thereon), and all of the warrants, in exchange for the Company’s issuance of new 1% unsecured senior convertible promissory notes due 2012 in the principal amount of $5,000,000. The 1% convertible promissory notes bear interest at 1% per annum, payable semi-annually in arrears, mature on April 1, 2012, and are convertible at any time into shares of our common stock at a fixed conversion price of $0.1163 per share, subject to customary anti-dilution adjustments. Pursuant to ASC Topic 470-50 and ASC Topic 470-50-40, the Company determined that the original convertible notes and new convertible notes were with substantially different terms and hence reported in the same manner as an extinguishment of original notes and issuance of new notes.

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

Revenue Recognition – The Company recognizes revenue in the period when advertisements are either aired or published.

Stock-based Compensation – The Company adopted ASC Topic 718, using a modified prospective application transition method, which establishes accounting for stock-based awards in exchange for employee services. Under this application, the Company is required to record stock-based compensation expense for all awards granted after the date of adoption and unvested awards that were outstanding as of the date of adoption. ASC Topic 718 requires that stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized as expense over the requisite services period.

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

Foreign Currency Translation –The assets and liabilities of the Company’s subsidiaries and variable interest entities denominated in currencies other than U.S. dollars are translated into U.S. dollars using the applicable exchange rates at the balance sheet date. For consolidated statements of operations’ items, amounts denominated in currencies other than U.S. dollars were translated into U.S. dollars using the average exchange rate during the year. Equity accounts were translated at their historical exchange rates. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholders’ equity as accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are reflected in the consolidated statements of operations.

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standard Update, or ASU, No. 2011-02, A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This update amends guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring (“TDR”). This update responds to concerns that creditors are inconsistently applying existing guidance for identifying TDRs. This update is effective for a public entity for interim and annual periods beginning on or after June 15, 2011. Retrospective application is required for restructurings occurring on or after the beginning of the fiscal year of adoption for purposes of identifying and disclosing TDRs. However, an entity should apply prospectively changes in the method used to calculate impairment on receivables. At the same time it adopts ASU No. 2011-02, a public entity will be required to disclose the activity-based information about TDRs that was previously deferred by ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU No. 2010-20. Early adoption is permitted. The adoption of ASU No. 2011-02 did not have a material impact on our financial statements.

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

In September 2011, FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This update is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. Management is currently evaluating the potential impact of ASU No. 2011-08 on our financial statements.

In December 2011, FASB issued ASU No. 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). The objective of this update is to resolve the diversity in practice about whether the guidance in Subtopic 360-20 applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This update does not address whether the guidance in Subtopic 360-20 would apply to other circumstances when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate. The amendments in this update should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, the amendments in this update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. Early adoption is permitted. Management is currently evaluating the potential impact of ASU No. 2011-10 on our financial statements.

In December 2011, FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. Management is currently evaluating the potential impact of ASU No. 2011-11 on our financial statements.

In December 2011, FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In order to defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this update supersede certain pending paragraphs in ASU No. 2011-05. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Management is currently evaluating the potential impact of ASU No. 2011-12 on our financial statements.

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

Interest Rate Sensitivity

We have no significant interest-bearing assets and our convertible promissory notes are fixed rate securities. Our current exposure to market risk for changes in interest rates relates primarily to the interest income generated by our cash deposits in banks and the fair value of our invested securities. Although we do not believe that interest rate has had a material impact on our financial position or results of operations to date, increase in interest rates in the future could increase interest cost on our new debt and could adversely impact our ability to refinance existing debt and limit our acquisition and development activities.

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

	Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Revenues, net	$616,008	$458,770	$323,071	$396,703	$371,596	$733,440	$724,261	$378,182
Gross profit (loss)	325,080	202,703	54,361	96,947	177,973	353,181	260,680	(88,253)
Net loss	(404,825)	(420,990)	(454,798)	(821,935)	(206,866)	(416,489)	(915,763)	(1,064,266)
Net loss attributable to NCN common stockholders	$(404,825)	$(420,990)	$(454,798)	$(821,935)	$(206,866)	$(416,489)	$(915,763)	$(1,064,266)
Net loss per common share – basic and diluted	$(0.004)	$(0.005)	$(0.005)	$(0.010)	$(0.002)	$(0.005)	$(0.011)	$(0.013)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

During the Company’s fiscal year ended December 31, 2009 and 2010 and through December 31, 2011, the Company did not consult with BTHK on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and BTHK did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

In connection with the audits of the Company’s financial statements for the fiscal year ended December 31, 2009 and through February 5, 2010, there were: (i) no disagreements between the Company and BTHK on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of BTHK, would have caused BTHK to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as of December 31, 2011, in accordance with Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on and as a result of this evaluation, our Chief Executive Officer and our Chief Financial Officer have determined that as of the end of the period covered by this annual report, our disclosure controls and procedures were effective.

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

Our management, with the participation and under the supervision of our Chief Executive Officer, Earnest Leung and our Chief Financial Officer, Jennifer Fu, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, Dr. Leung and Ms. Fu determined that our internal control over financial reporting was effective as of December 31, 2011.

The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of December 31, 2011, which appears on page F-2.

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

Name	Age	Position	Director Since
Earnest Leung	55	Chief Executive Officer and Chairperson of the Board	2009
Godfrey Hui	52	Deputy Chief Executive Officer and Director	2002
Shirley Cheng	33	Interim Chief Financial Officer and Corporate Secretary	N/A
Ronald Lee	65	Director	2009
Gerald Godfrey	83	Director	2009
Serge Choukroun	52	Director	2010
Charles Liu (1)	61	Director	2011

Remarks:

Each Director serves until our 2012 annual stockholders meeting and until their respective successors are duly elected and qualified or earlier resignation or removal.

1)  On November 8, 2011, the Board of Directors of the Company, resolved to increase the authorized number of Board members from five to six members, and to appoint Mr. Charles Liu to fill the vacancy occasioned by the increase, effective as of November 16, 2011.

Earnest Leung has served as the Company’s director since May 11, 2009, and as Chief Executive Officer and Chairperson of the Board of the Company since July 15, 2009. Dr. Leung has over 20 years’ experience in the investment banking industry.  Since November 2004, he has worked as a financial advisor and consultant in Hong Kong and currently serves as a director of Keywin Holdings Limited, an investment company, and of Statezone Ltd, a financial consulting company owned and controlled by Dr. Leung. From June 2009 to August 2011, he also served as a director and chief executive officer of China Boon Holdings Limited, which is listed on Hong Kong Main Board engaging in the distribution of consumer electronic products and home appliances as well as trading of scrap metals and leather and extending its business to cemetery business in 2009.  Prior to that, Dr. Leung served, from September 1994 to October 2004, as Senior Director and Head of Investment, Asia for American Express Bank.  Dr. Leung also held various senior investment positions with BNP Paribas Bank, New Zealand Insurance and Bank of America Trust. Dr. Leung holds an honorary doctor degree from International American University. Dr. Leung was appointed as a director because of his extensive knowledge of capital markets through his various senior positions in financial institutions and because of his in-depth business management experience.

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

Shirley Cheng was appointed as the Company’s Interim Chief Financial Officer and Corporate Secretary on April 1, 2012. She has served as the Finance Manager of NCN Group Management Limited, the Company’s subsidiary, since March 2008. Prior to that, Ms. Cheng served from 2004 to 2008 as an auditor with PricewaterhouseCoopers, an international firm of certified public accountants.  Ms. Cheng holds a Bachelor’s Degree in Business Administration with a major in Accountancy from the Hong Kong Baptist University and is an associate member of the Hong Kong Institute of Certified Public Accountants.

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

Charles Liu has serviced as the Company’s director since November 8, 2011. Mr. Liu has over 38 years’ experience in the banking industry, and has worked since January 2009 as a financial advisor to various listed and private companies. Prior to that, Mr. Liu served from August 1970 to December 2008, in various capacities with Citibank Hong Kong, and since March 2004, as Director of its Asia Pacific Regional Processing Center, focusing on syndicated loans, agencies and trusts. Mr. Liu was appointed as a director because of his extensive knowledge of capital markets through his various senior positions in banking industry.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during fiscal 2011, all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements except:

1)	a late Form 4 report was filed for Godfrey Gerald on November 29, 2011, to report the stock award of 120,000 shares of common stock vested on June 30, 2012, effective July 5, 2011;

2)	a late Form 4 report was filed for Ronald Lee on November 29, 2011, to report the stock award of 120,000 shares of common stock vested on June 30, 2012, effective July 5, 2011;

3)	a late Form 4 report was filed for Serge Choukroun on November 29, 2011, to report the stock award of 120,000 shares of common stock vested on June 30, 2012, effective July 5, 2011; and

4)	a late Form 3 report was filed for Charles Liu on November 29, 2011, to report the stock award of 75,000 shares of common stock vested on June 30, 2012, effective November 16, 2011.

In making these statements, we have relied upon examination of the copies of all Section 16(a) forms provided to us and the written representations of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities.

Code of Business Conduct and Ethics

A Code of Business Conduct and Ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) prompt reporting of violations of the code to an appropriate person and (e) accountability for adherence to the Code. We are not currently subject to any law, rule or regulation requiring that we adopt a Code of Business Conduct and Ethics. However, we have adopted a code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Such code of business conduct and ethics is filed herewith as Exhibit 14.1 and is also available on our corporate website at www.ncnmedia.com .

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

Corporate Governance

Our board of directors is currently comprised of Ronald Lee, Gerald Godfrey, Serge Choukroun and Charles Liu who each serves on our board of directors as an “independent director” as defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, Inc., or the “Nasdaq Marketplace Rules”. The board of directors has determined that Mr. Ronald Lee possesses the accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 4350(d)(2)(A) of the Nasdaq Marketplace Rules and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

Our board of directors currently has three standing committees which perform various duties on behalf of and report to the board of directors: (i) audit committee, (ii) remuneration committee and (iii) nominating committee. From time to time, the board of directors may establish other committees. Each of the three standing committees is comprised entirely of independent directors as follows:

Name of Director	Audit	Nominating	Remuneration
Ronald Lee	C	-	M
Gerald Godfrey	-	M	C
Serge Choukroun	M	C	-
Charles Liu	M	M	-

C = Chairperson
M = Member

The Board of Directors has adopted a written charter for each of these committees, copies of which can be found on our website at www.ncnmedia.com .

Audit Committee

Our board of directors established an Audit Committee in September 2007. Our Audit Committee currently consists of three members: Ronald Lee, Serge Choukroun and Charles Liu, each of whom is “independent” as that term is defined under the Nasdaq Marketplace Rules, as currently in effect. In addition, the Board of Directors has determined that Mr. Ronald Lee is an “audit committee financial expert” as defined by SEC rules. Mr. Ronald Lee is a qualified accountant with many years of finance and audit experience. He serves as the chairperson of the Audit Committee.

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

 AUDIT COMMITTEE REPORT

The Audit Committee of the Company’s Board of Directors (the “Audit Committee”) consists of three non-employee directors, Ronald Lee, Serge Choukroun and Charles Liu each of whom is “independent” as that term is defined under the Nasdaq Marketplace Rules, as currently in effect.

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

In early 2012, the Audit Committee has reviewed and discussed with management and the independent auditors the audited consolidated financial statements in the Company’s 2011 Annual Report on Form 10-K. Management represented to the Audit Committee that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles. The Audit Committee discussed with the independent auditors matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees,” as amended.

The Company’s independent auditors also provided to the Audit Committee the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditors’ communications with the Audit Committee concerning independence. The Audit Committee discussed with the independent auditors their independence.

Based on the Audit Committee’s discussions with management and the independent auditors, and the Audit Committee’s review of the Company’s audited consolidated financial statements, representation of management and the report of the independent auditors to the Audit Committee, the Audit Committee recommended that the Board of Directors include the audited consolidated financial statements in the Company’s 2011 Annual Report on Form 10-K filed with the SEC.

The Audit Committee Ronald Lee (Chairperson) Serge Choukroun Charles Liu

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

Nominating Committee

Our board of directors established a Nominating Committee in September 2007. Our Nominating Committee currently consists of three members: Serge Choukroun, Gerald Godfrey and Charles Liu, each of whom is “independent” as that term is defined under the Nasdaq Marketplace Rules, as currently in effect. Mr. Choukroun serves as the chairperson of the Nominating Committee.

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

The stockholder recommendation and information described above must be sent to the Corporate Secretary at Network CN Inc., Room 2120 & 2122, Leighton Centre, 77 Leighton Road, Causeway Bay, Hong Kong. For a candidate to be considered for nomination by the Nominating Committee at an annual meeting, a stockholder recommendation must be received not less than 120 days prior to the anniversary date of the Company’s most recent annual meeting of stockholders.

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

ITEM 11.  EXECUTIVE COMPENSATION

Persons Covered

As of December 31, 2011, there were only three Executive Officers including Chief Executive Officer, Deputy Chief Executive Officer and Chief Financial Officer in the Company. The Company’s Chief Executive Officer and Chief Financial Officer during fiscal year 2011 and the Company’s executive officer as of December 31, 2011, or the Named Executive Officers are set forth below:

Name	Position
Earnest Leung	Chief Executive Officer and Chairperson of the Board
Godfrey Hui	Deputy Chief Executive Officer and Director
Jennifer Fu	Former Chief Financial Officer and Former Corporate Secretary

On January 20, 2012, the Company reported that the Company’s Chief Financial Officer and Corporate Secretary, Ms Jennifer Fu, had tendered her resignation from her position for personal reasons. Ms. Fu’s resignation was effective on April 1, 2012. On the same day, the Board of Directors of the Company appointed Ms. Shirley Cheng to serve as the Company’s Interim Chief Financial Officer and Corporate Secretary.

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

Elements of Compensation

The executive compensation for (i) the Company’s Chief Executive Officer and Chief Financial Officer and (ii) the Company’s compensated executive officer who were serving as executive officers (collectively “Named Executive Officers”) for fiscal 2011 primarily consisted of base salary, long term incentive equity compensation, income tax reimbursement, and other compensation and benefit programs generally available to other employees.

Base Salary . The Board establishes base salaries for the Company’s Named Executive Officers based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies in the Company’s peer group for similar positions. Generally, the Board believes that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions and with similar responsibilities at comparable companies in line with our compensation philosophy.

Base salaries are reviewed annually, and may be adjusted to realign salaries with market levels after taking into account individual responsibilities, performance and experience.

Bonuses . Bonuses are intended to compensate the Named Executive Officers for achieving the Company’s financial performance and other objectives established by the Board each year. The Board currently does not adopt a formal bonus plan and all bonuses are discretionary.

Long-Term Incentive Equity Compensation . The Board believes that stock-based awards promote the long-term growth and profitability of the Company by providing executive officers with incentives to improve shareholder value and contribute to the success of the Company and by enabling the Company to attract, retain and reward the best available persons for executive officer positions. The Named Executive Officers were eligible to receive certain number of shares of common stock of the Company. On July 15, 2009, the Company agreed to grant certain number of shares of common stock of the Company to each of Dr. Earnest Leung, Mr. Godfrey Hui and Ms. Jennifer Fu in the following amounts: Dr. Leung : 6,000,000 shares; Mr. Hui: 2,000,000 shares and Ms Fu: 200,000 shares for their first two years' service to the Company. The Company cannot currently determine the number or type of additional awards that may be granted to eligible participants under the long-term incentive equity compensation plan in the future. Such determination will be made from time to time by the Remuneration Committee (or Board).

Income Tax Reimbursement . Dr. Earnest Leung and Mr. Godfrey Hui were fully reimbursed by the Company for their Hong Kong personal income taxes resulting from their employment under the employment agreement dated July 15, 2009 while Ms Jennifer Fu was reimbursed by the Company for her Hong Kong personal income taxes resulting from 200,000 shares of common stock of the Company granted to her.

Change-In-Control and Termination Arrangements . The employment agreements with current Named Executives may be terminated by giving the other party three-month advanced notice, except Ms. Jennifer Fu may be terminated with one-month advance notice. Other than as disclosed above, the Company does not have change-in-control arrangements with any of its current Named Executives, and the Company is not obligated to pay severance or other enhanced benefits to executive officers, unless otherwise stated in Hong Kong Employment Ordinance, upon termination of their employment.

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid during fiscal years 2011, 2010 and 2009, to the Named Executive Officers:

Name and Principal Position	Year	Salary ($)	(1) Bonus ($)	(2) Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(3) All Other Compensation ($)	Total ($)
Earnest Leung, Chief Executive Officer and Director	2011	69,231	-	-	-	-	-	87,782	157,013
	2010	92,308	-	-	-	-	-	63,077	155,385
	2009	46,154	-	900,000	-	-	-	31,538	977,692

Godfrey Hui, Deputy Chief Executive Officer and Director	2011	69,231	-	-	-	-	-	69,659	138,890
	2010	92,308	-	-	-	-	-	92,649	184,957
	2009	161,538	-	300,000	-	-	-	95,783	557,321

Jennifer Fu, Former Chief Financial Officer and Former Corporate Secretary	2011	79,263	-	-	-	-	-	10,769	90,032
	2010	75,385	-	-	-	-	-	10,000	85,385
	2009	72,495	-	30,000	-	-	-	1,538	104,033

(1)
No bonus was paid to the Named Executive Officers in fiscal 2011, 2010 and 2009. The amounts reflected the salary paid to the Executives during each of fiscal years. The Company withheld 3 month salary payment for Dr. Leung and Mr. Hui during the fiscal year ended December 31, 2011.

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

The aggregate number of stock awards vested to each of the Named Executive Officers for his/her service rendered in each fiscal period was summarized as follows:

Named Executive Officer	2011	2010	2009
Earnest Leung	-	-	6,000,000
Godfrey Hui	-	-	2,000,000
Jennifer Fu	-	200,000	-

As of December 31, 2011, all the above stocks were issued to each of Named Executive Officers.

(3)
All other compensation only represents the followings:

(a) a monthly contribution of HK$1,000 (approximately $128) paid by the Company into a mandatory provident fund for the benefit of each of the Named Executive Officers;

(b) monthly cash allowance of HK$40,000 (approximately $5,128) paid to Dr. Earnest Leung and Mr. Godfrey Hui commencing from July 2009 and monthly allowance of HK$6,000 (approximately $769) paid to Ms. Jennifer Fu commencing from February 2010; The Company withheld 3 month cash allowance for Dr. Leung and Mr. Hui during the fiscal year ended December 31, 2011; and

(c) income tax reimbursement paid to Dr. Earnest Leung, Mr. Godfrey Hui and Ms Jennifer Fu during each fiscal year. As the Company disclosed the income tax reimbursement accrued to each of executives for past years, the amounts reported in the table above differ from the amounts previously reported in our Summary Compensation Table for the same persons in those same years. As of December 31, 2011, the accrued income tax reimbursement to Dr. Leung, Mr. Hui and Ms Fu was $59,977, $34,578 and $1,188 respectively.

There is no item that is not a perquisite or personal benefit (such as tax reimbursements and contributions to the mandatory provident fund) whose value exceeds $10,000 for each Named Executives.

Employment Contracts

On July 15, 2009, the Company entered into separate executive employment agreements with each of Dr. Earnest Leung and Mr. Godfrey Hui, in connection with their services to the Company as our Chief Executive Officer and Deputy Chief Executive Officer, respectively. Under the terms of the agreements, each of Dr. Leung and Mr. Hui will receive a monthly salary of HK$60,000 (approximately $7,692) and a monthly allowance of HK$40,000 (approximately $5,128) and we have agreed to grant each of Dr. Leung and Mr. Hui, of 6 million shares and 2 million shares of our common stock, respectively, for their first two years of service to the Company. We will fully reimburse them for their Hong Kong personal income taxes resulting from their employment under the agreements. Each of the executives has also agreed to customary non-competition and confidentiality provisions and the agreements may be terminated by the Company at any time without notice or payment, in the event that any of the executives engage in misconduct or dereliction of duty.

On February 5, 2010, Jennifer Fu was appointed as the Company’s Chief Financial Officer. Ms Fu is entitled to a monthly salary of HK$49,000 (approximately $6,282) which was subsequently increased to HK$51,750 (approximately $6,635) in February 2011 and a monthly allowance of HK$6,000 (approximately $769). We have agreed to grant Ms. Fu 0.2 million shares of our common stock for her first two years of service to the Company and will fully reimburse her for her Hong Kong personal income taxes resulting from the 0.2 million shares granted to her. The employment may be terminated by the Company at any time without notice or payment, in the event that any of the executives engage in misconduct or dereliction of duty.

Retirement Benefits

Currently, we do not provide any employees, including our named executive officers any company sponsored retirement benefits other than a state pension scheme in which all of our employees in China participate.

Grants of Plan-Based Awards

The following table sets forth information regarding grants of awards to the Named Executive Officers during the year ended December 31, 2011:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock and Options Awards	Closing Price on Grant Date ($/share)
Earnest Leung	-	-	-	-	-	-
Godfrey Hui	-	-	-	-	-	-
Jennifer Fu	-	-	-	-	-	-

No stock awards were granted to the Company’s Named Executive Officers during fiscal year 2011.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the equity awards outstanding at December 31, 2011 for each of the named executive officers.

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

Director Compensation

Overview

All the compensation packages for each of directors are proposed by the Remuneration Committee and approved by the Board of Directors. Director compensation packages in 2011 generally consist of cash compensation and long-term incentive equity compensation.

Cash compensation .  In July 2010, the Remuneration Committee, after taking market practice into consideration, proposed to standardize the amount of cash compensation for each of directors to $2,000 per month, which was approved by the Board. As such, all employee directors and non-employee directors were entitled to a uniform monthly cash compensation of $2,000 for their service effective from July 1, 2010. In November 2011, the Remuneration Committee proposed a reduction of monthly cash compensation for each director from $2,000 to $1,500  effective from November 1, 2011 which was approved by the Board.

Long-Term Incentive Equity Compensation .  The Board believes that stock-based awards promote the long-term growth and profitability of the Company by providing directors with incentives to improve shareholder value and contribute to the success of the Company. Stock-based awards were proposed to non-employee directors only as such awards had already been granted to employee directors under their current executive compensation packages. Our Board determined the number of stock to be granted to non-employee directors for their service by considering the aggregate fair value as at the grant date of the past stock awards given to non-employee director and the Company’s performance. In July 2010, non-employee directors, Mr. Ronald Lee, Mr. Gerald Godfrey and Mr. Serge Choukroun were also granted an award of 120,000 shares each, at a fair value of $18,000 at the date of grant and to be vested on July 1, 2011, for their one-year service from July 1, 2010 to June 30, 2011. In July 2011, the non-employee directors, Mr. Ronald Lee, Mr. Gerald Godfrey and Mr. Serge Choukroun were also granted an award of 120,000 shares each, at a fair value of $3,900 at the date of grant and to be vested on July 1, 2012, for their one-year service from July 1, 2011 to June 30, 2012. In November 2011, the non-employee directors, Mr. Charles Liu was granted an award of 75,000 shares each, at a fair value of $10,050 at the date of grant and to be vested on June 30, 2012, for his services from November 16, 2011 to June 30, 2012

The following table provides information about the compensation earned by directors who served during fiscal year 2011:

Name of director(3)	Fees Earned or Paid(1) in Cash ($)	Stock Awards(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)
Earnest Leung	23,000	-	-	-	-	-	23,000
Godfrey Hui	23,000	-	-	-	-	-	23,000
Ronald Lee*	23,000	3,900	-	-	-	-	26,900
Gerald Godfrey*	23,000	3,900	-	-	-	-	26,900
Serge Choukroun*	23,000	3,900	-	-	-	-	26,900
Charles Liu*	2,250	10,050	-	-	-	-	12,300

*Non-employee directors

(1)  For the service period from January to October 2011, both the employee directors and non-employee directors were entitled to a monthly cash compensation of $2,000 which was subsequently reduced to $1,500 effective on November 1, 2011.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2011 with respect to compensation plans, under which securities are authorized for issuance, aggregated as to (i) compensation plans previously approved by security holders, and (ii) compensation plans not previously approved by security holders.

Equity Compensation Plan Information

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights (A)	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights (B)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (A)) (C)

Equity compensation plans approved by security holders	-	-	700,548(1)

Equity compensation plans not approved by security holders	20,000(2)	$3.5	-

Total	20,000(2)	$3.5	700,548

(1)
We reserved 600,000 shares for issuance under our 2004 Stock Incentive Plan, of which 200,000 shares are still available for issuance as of December 31, 2011. We reserved 21,400,000 shares for issuance under our Amended and Restated 2007 Equity Incentive Plan of which 500,548 are still available for issuance as of December 31, 2011. See below subsection - " Equity Incentive Plans" for more information about the plan.

(2)
A warrant to purchase 20,000 shares of restricted common stock was granted to a consultant on August 25, 2006 with an exercise price of $3.5 per share. The warrant shall remain exercisable until August 25, 2016. The warrant remained unexercised as of December 31, 2011.

Option Grants in the Last Fiscal Year

None.

Equity Incentive Plan

In April 2004, our Board of Directors and holders of a majority of our then outstanding common stock authorized and approved the 2004 Stock Incentive Plan, or the 2004 Plan. Under the 2004 Plan, we reserved 600,000 shares of our common stock for issuance upon exercise of incentive and non-qualified stock options, stock bonuses and rights to purchase awarded from time-to-time, to our officers, directors, employees and consultants. As of December 31, 2011, 400,000 shares have been issued under the plan and 200,000 shares remain available for issuance. No options, warrants or other rights to acquire shares of our common stock have been granted or are outstanding under the plan. A registration statement on Form S-8 was filed with the SEC with respect to 400,000 shares of common stock issuable under the plan on April 22, 2004 (SEC File No. 333-114644).

In March 2007, our Board of Directors authorized and approved the 2007 Stock Option/Stock Issuance Plan, or the 2007 Plan. The purpose of the plan is to promote the best interests of the Company and its stockholders by providing a means of non-cash remuneration to selected participants who contribute to the operating progress and earning power of the Company. The plan also provides incentives to employees and directors by offering them an opportunity to acquire a proprietary interest in the Company. Under the 2007 Plan, we reserved 1,500,000 shares of our common stock for issuance upon exercise of incentive and non-qualified stock options, stock bonuses and rights to purchase awarded from time to time, to our officers, directors, employees and consultants. A registration statement on Form S-8 was filed with the SEC on April 6, 2007 (SEC File No. 333-141943) with respect to 1,500,000 shares of common stock issuable under the 2007 Plan as well as options to purchase 45,000 shares of common stock issued to the Company’s legal counsel in February 2006. Such options were not issued under the 2004 Plan or the 2007 Plan. The Company’s stockholders approved the 2007 Plan in November 2007.

In July 2009, the Board of Directors approved the issuance of 7,399,452 shares in excess of the number of shares of common stock available for issuance under the 2007 Plan, and in accordance with the 2007 Plan, the Company is required to seek stockholder approval within twelve months after the date of such excess grant.  The Board of Directors has no immediate plans to issue additional shares under the 2007 Plan, however, the Board of Directors believes that increasing the maximum number of shares of common stock that may be issued under the 2007 Plan will be instrumental for us to continue to attract and retain outstanding employees. Accordingly, on June 2, 2010, the Board of Directors approved the amendment and restatement of the 2007 Equity Incentive Plan (the “Amended 2007 Plan”), with the only change being to increase the maximum number of shares of common stock of the Company, par value $0.001 per share that may be issued and sold under the 2007 Plan from 1,500,000 to 21,400,000 and submitted the Amended 2007 Plan for stockholder’s approval. A registration statement on Form S-8 was filed with the SEC on July 30, 2010 (SEC File No. 333-168417) with respect to the Amended 2007 Plan. As of December 31, 2011, 20,899,452 shares have been issued under the plan and 500,548 shares remain available for issuance. No options, warrants or other rights to acquire shares of our common stock have been granted or are outstanding under the plan.

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

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth information as of April 16, 2012, regarding the beneficial ownership of our common stock (a) by each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) by each of the Company’s officers and directors; (c) and by the Company’s officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. Unless otherwise identified, the address of the directors and officers of the Company listed above is Room 2120 & 2122, Leighton Centre, 77 Leighton Road, Causeway Bay, Hong Kong.

Title of Class	Name and Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership (1)	Percent of Class (4)
Common Stock	Earnest Leung	CEO and Director	54,997,334 (2)	45.4
Common Stock	Godfrey Hui	Deputy CEO and Director	13,105,112	13.6
Common Stock	Jennifer Fu	CFO	202,000	*
Common Stock	Ronald Lee	Director	120,000	*
Common Stock	Gerald Godfrey	Director	120,000	*
Common Stock	Serge Choukroun	Director	-	-
Common Stock	Charles Liu	Director	-	-
All Officers and Directors as a group (7 persons named above)			68,544,446
Common Stock	Keywin Holdings Limited (5) Room 902, 9/F1., Universal Trade Centre, 3 Arbuthnot Road, Central, Hong Kong	5% Security Holder	48,704,734 (3)	40.2
Common Stock	Sino Portfolio International Ltd(6) 3104 -7, 31/F, Central Plaza, 18 Harbour Road, Hong Kong	5% Security H older	27,536,288	28.5
Total Shares Owned by Persons Named above			96,080,734

  * Less than 1%

(1)  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)  Includes 24,141,897 shares held by Keywin Holdings Limited of which Dr. Earnest Leung is the director and also an option for Keywin Holdings Limited to purchase an aggregate of 24,562,837 shares of the Company’s common stock, exercisable for an aggregate purchase price of $2,000,000 by July 1, 2012.

(3)  Includes an option to purchase an aggregate of 24,562,837 shares of the Company’s common stock, exercisable for an aggregate purchase price of $2,000,000 by July 1, 2012.

(4)  A total of 96,504,467 shares of our common stock outstanding are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of April 16, 2012. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(5)  Dr. Earnest Leung, its sole director, and Ms Pui Chu Tang, its shareholder and Dr. Leung’s spouse, have voting and dispositive control over the shares held by Keywin Holdings Limited.

(6)  Ms Angela Chen, its sole director, and Mrs. Chen Yang Foo Oi, its shareholder, have voting and dispositive control over the shares held by Sino Portfolio International Ltd.

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

In April 2009, in connection with debt restructuring, Statezone Ltd. of which Dr. Earnest Leung, the Company’s Chief Executive Officer and a Director (being appointed on July 15, 2009 and May 11, 2009 respectively) is the sole director, provided agency and financial advisory services to the Company. Accordingly, the Company paid an aggregate service fee of $350,000 of which $250,000 has been recorded as issuance costs for 1% Convertible Promissory Notes and $100,000 has been recorded as prepaid expenses and other current assets, net since April 2009. Such $100,000 is refundable unless Keywin Option is exercised and completed.

On January 1, 2010, the Company and Keywin, of which Dr. Earnest Leung is the director and his spouse is the sole shareholder, entered into the third Amendment, pursuant to which the Company agreed to further extend the exercise period for the Keywin Option under the Note Exchange and Option Agreement between the Company and Keywin, to purchase an aggregate of 24,562,837 shares of our common stock for an aggregate purchase price of $2,000,000, to an eighteen-month period ended on October 1, 2010, and provide the Company with the right to unilaterally terminate the exercise period upon 30 days’ written notice. On September 30, 2010 and June 1, 2011, the exercise period for the Keywin Option was extended to a twenty-seven-month period ended on June 30, 2011 and a thirty-three-month period ended on January 1, 2012 respectively. On December 30, 2011, the exercise period for the Keywin Option was further extended to a thirty-nine-month period ending on July 1, 2012.

In February 2010, the receivable from China Boon Holdings Limited (“China Boon”), of which Dr. Earnest Leung is the former chief executive officer and director, in the aggregate amount of $413,309 was fully settled. The balance is unsecured, bears no interest and repayable on demand.

During the year ended December 31, 2011, the Company received an aggregate loans from Dr. Earnest Leung amounting to $291,458 and repaid loans of $68,124 to Dr. Earnest Leung. The amount is unsecured, bears no interest and repayable on demand. The maximum amount outstanding during the year ended December 31, 2011 is $223,334. As of December 31, 2011, the Company recorded an amount of $223,334 payable to director.

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

Once a related party transaction in which the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year has been identified, the Audit Committee must review the transaction for approval or ratification. In determining whether to approve or ratify a related party transaction, the Audit Committee shall consider all relevant facts and circumstances, including the following factors:

●	the benefits to the Company of the transaction;
●	the nature of the related party’s interest in the transaction;
●	whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the Company and its stockholders;
●	the potential impact of the transaction on a director’s independence; and
●	any other matters the Audit Committee deems appropriate.

No director may participate in any discussion, approval or ratification of a transaction in which he or she is a related person.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

Mr. Ronald Lee, Mr. Gerald Godfrey, Mr. Serge Choukroun and Mr. Charles Liu each serves on our board of directors as an “independent director” as defined by the Nasdaq Marketplace Rules. Our board of directors currently has three standing committees which perform various duties on behalf of and report to the board of directors: (i) audit committee, (ii) remuneration committee and (iii) nominating committee. Each of the three standing committees is comprised entirely of these independent directors.

There are no family relationships among any of our directors or executive officers. There are no arrangements or understandings among any of the directors, executive officers or other persons pursuant to which any officer or director was selected to serve as a director or officer.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Baker Tilly Hong Kong Limited is our Principal Independent Registered Public Accountant engaged to audit our financial statements for the fiscal years ended December 31, 2011 and 2010. The following table shows the fees that we paid or accrued for the audit and other services provided by Baker Tilly Hong Kong Limited, for the fiscal years ended December 31, 2011 and 2010.

Fee Category	2011	2010
Audit Fees	$92,346	$92,346
Audit-Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

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

Audit-Related Fees

This category consists of fees for assurance and related services by our principal independent registered public accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”. The services for the fees disclosed under this category include consultations concerning financial accounting and reporting standards.

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

All services provided by Baker Tilly Hong Kong Limited during the fiscal years ended December 31, 2011 and 2010 were pre-approved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements are filed as a part of this Form 10-K :

(i)	Reports of Independent Registered Public Accounting Firms
(ii)	Consolidated Balance Sheets as of December 31, 2011 and 2010
(iii)	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2011, 2010 and 2009
(iv)	Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
(vi)	Notes to Consolidated Financial Statements

(b) The following Exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description
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

3.4
Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on September 16, 2011 (incorporated herein by reference from Exhibit 3.1 to Registrant's Current Report on Form 8-K filed with the SEC on September 19, 2011).

3.5	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on September 16, 2011. *
4.1	Form of Registrant’s Common Stock Certificate (incorporated herein by reference from Exhibit 4.1 to Registrant's Current Report on Form S-8 filed with the SEC on July 30, 2010).
4.2	Form of Registrant’s Common Stock Certificate*
4.3
Form of Amended and Restated Secured Convertible Promissory Note, in connection with 3% Convertible Promissory Notes and Warrants. (incorporated herein by reference from Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2008)

4.4
Form of Warrant, in connection with 3% Convertible Promissory Notes and Warrants. (incorporated herein by reference from Exhibit 4.2 to Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2008).

4.5
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

4.7
TEDA Travel Group, Inc. 2004 Stock Incentive Plan, effective on April 16, 2004 (incorporated herein by reference from Exhibit 4.1 to Registrant's Registration Statement on Form S-8 filed with the SEC on April 22, 2004)

4.8
2007 Stock Option/Stock Issuance Plan, effective on April 6, 2007 (incorporated herein by reference from Exhibit 10.1 to Registrant's Registration Statement on Form S-8 filed with the SEC on April 6, 2007)

4.9
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

4.11	Network CN Inc. Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference from Exhibit 4.1 to Registrant's Current Report on Form S-8 filed with the SEC on July 30, 2010).
10.1
Note and Warrant Purchase Agreement, in connection with 3% Convertible Promissory Notes, dated November 19, 2007. (incorporated herein by reference from Exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the SEC on November 26, 2007). Un-redacted Note and Warrant Purchase Agreement ( incorporated herein by reference from Exhibit 10.1 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.2
First Amendment to Note and Warrant Purchase Agreement, in connection with 3% Convertible Promissory Notes, dated January 31, 2008 (incorporated herein by reference from to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2008)

10.3
Security Agreement, in connection with 3% Convertible Promissory Notes, dated January 31, 2008, by and among the Company and Sculptor Finance (MD) Ireland Limited, as Collateral Agent for and representative of the investors. (incorporated herein by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2008)

10.4
Registration Rights Agreement, dated November 19, 2007, by and among (i) Network CN Inc., Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited and Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P. (incorporated herein by reference from Exhibit 99.4 to Registrant's Current Report on Form 8-K filed with the SEC on November 26, 2007)

10.5
Share Purchase Agreement, dated January 1, 2008, by and among Network CN Inc. and Cityhorizon BVI, Lianhe, Bona and Liu Man Ling, an individual and sole shareholder of Cityhorizon BVI. (incorporated herein by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on January 7, 2008)

10.6
Note and Warrant Purchase Agreement, in connection with 12% Convertible Promissory Note and Warrants, dated November 12, 2007, between the Company and Wei An Developments Limited.(incorporated herein by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on November 14, 2007)

10.7
Stock Purchase Agreement, dated September 1, 2008, between Zhanpeng Wang, an individual, and NCN Group Limited, to dispose of non-media business. (incorporated herein by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 3, 2008)

10.8
Note Exchange Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P. (incorporated herein by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on April , 2009)

10.9
Note Exchange and Option Agreement, dated April 2, 2009, between the Company and Keywin Holdings Limited. (incorporated herein by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.10
Letter Agreement and Termination of Investor Rights Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd., OZ Global Special Investments Master Fund, L.P. and Keywin Holdings Limited. (incorporated herein by reference from Exhibit 10.3 to Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.11
Employment Agreement, dated July 15, 2009, between the Company and Earnest Leung. (incorporated herein by reference from Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.12
Employment Agreement, dated July 15, 2009, between the Company and Godfrey Hui. (incorporated herein by reference from Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.13
Amendment No. 1 to Note Exchange and Option Agreement, dated July 1, 2009, between Keywin Holdings Limited and the Company. (incorporated herein by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.14
Amendment No. 2 to Note Exchange and Option Agreement dated September 30, 2009, between Keywin Holding Limited and the Company. (incorporated herein by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009)

10.15
Amendment No. 3 to Note Exchange and Option Agreement, dated January 1, 2010, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2010)

10.16
Amendment No. 4 to Note Exchange and Option Agreement, dated September 30, 2010, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 8, 2010)

10.17
Amendment No. 5 to Note Exchange and Option Agreement, dated June 1, 2011, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)

10.18	Amendment No. 6 to Note Exchange and Option Agreement, dated December 30, 2011, between Keywin Holding Limited and the Company*
10.19
Lease Agreement, dated November 1, 2009, between NCN Group Management Limited and Vision Tech International Holdings Limited (incorporated herein by reference from Exhibit 10.24 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2010)

10.20
Lease Agreement, dated May 1, 2010, between NCN Group Management Limited and China Boon Holdings Limited (incorporated herein by reference from Exhibit 10.18 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 18, 2011).

10.21
Lease Agreement, dated November 1, 2010, between NCN Group Management Limited and China Boon Holdings Limited (incorporated herein by reference from Exhibit 10.19 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 18, 2011)

10.22
Lease Agreement, dated February 1, 2011, between NCN Group Management Limited and China Boon Holdings Limited (incorporated herein by reference from Exhibit 10.20 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 18, 2011).

10.23	Lease Agreement, dated February 15, 2012, between NCN Group Management Limited and Leighton Property Company Limited*
10.24
Purchase and Sales Agreement dated January 24, 2007, by and among Crown Winner International Limited, Zhang Lina and Zhang Qinxiu for the acquisition of Quo Advertising. (incorporated herein by reference from Exhibit 10.25 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.25
Exclusive Management Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Bona and Bona’s PRC shareholders, namely Mr Dayong Hao and Mr. Kaiyin Liu  (incorporated herein by reference from Exhibit 10.26 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.26
Exclusive Technology Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Bona and Bona’s PRC shareholders, namely Mr Dayong Hao and Mr. Kaiyin Liu  (incorporated herein by reference from Exhibit 10.27 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.27
Equity Pledge Agreement dated January 1, 2008, between Lianhe and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu (incorporated herein by reference from Exhibit 10.28 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.28
Option Agreement dated January 1, 2008, between Lianhe and Bona’s PRC shareholders, namely Mr Dayong Hao and Mr. Kaiyin Liu  (incorporated herein by reference from Exhibit 10.29 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.29
Exclusive Management Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu (incorporated herein by reference from Exhibit 10.30 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.30
Exclusive Technology Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu (incorporated herein by reference from Exhibit 10.31 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.31
Equity Pledge Agreement dated January 1, 2008, between Lianhe and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu (incorporated herein by reference from Exhibit 10.32 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.32
Option Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu (incorporated herein by reference from Exhibit 10.33 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.33
Agreement in connection with the transfer of operation from Quo Advertising to Yi Gao dated January 1, 2010, by and among Quo Advertising, Linkrich Enterprise, Mr. Hao Da Yong, Ms. Shen Xiao Zhou, Ms. Kang Qian and Ms. Ying Zhen Zhen. (incorporated herein by reference from Exhibit 10.34 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.34
Declaration of Trust in connection with Quo Advertising holding 30% equity interest of Yi Gao on behalf of Linkrich Enterprise dated January 1, 2010 (incorporated herein by reference from Exhibit 10.35 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.35
Consultancy Agreement in connection with debt restructuring dated December 1, 2008, between NCN Group Ltd and Statezone Limited (incorporated herein by reference from Exhibit 10.36 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.36
Sino-Foreign Cooperative Joint Venture Agreement for Yi Gao Shanghai Advertising Limited dated January 1, 2009, between Quo Advertising and Linkrich Enterprise (incorporated herein by reference from Exhibit 10.33 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 18, 2011)

14.1
Code of Business Conduct and Ethics for Network CN Inc. as approved and amended by the Board of Directors as of September 1, 2007 and September 29, 2008 respectively (incorporated herein by reference from Exhibit 14.1 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 18, 2011)

21.1	Subsidiaries of the registrant.*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 * Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK CN INC

	By:	/s/ Earnest Leung
Earnest Leung
Chief Executive Officer
(Principal Executive Officer)
Date: April 16, 2012

	By:	/s/ Shirley Cheng
Shirley Cheng
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: April 16, 2012

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Earnest Leung and Shirley Cheng, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Earnest Leung	Chief Executive Officer and Director	April 16, 2012
Earnest Leung	(Principal Executive Officer)

/s/ Shirley Cheng	Interim Chief Financial Officer	April 16, 2012
Shirley Cheng	(Principal Financial and Accounting Officer)

/s/ Godfrey Hui	Deputy Chief Executive Officer and Director	April 16, 2012
Godfrey Hui

/s/ Ronald Lee	Director	April 16, 2012
Ronald Lee

/s/ Charles Liu	Director	April 16, 2012
Charles Liu

NETWORK CN INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of:

Network CN Inc.

We have audited the accompanying consolidated balance sheets of Network CN Inc. and its subsidiaries and variable interest entities (collectively referred to as the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for each of the three years in the period ended 31 December 2011.  We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO control criteria”).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO control criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2011 and our report dated April 16, 2012 expressed an unqualified opinion thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred net losses of $2,102,548, $2,603,384 and $37,383,361 for the years ended December 31, 2011, 2010 and 2009 respectively.  Additionally, the Company used net cash in operating activities of $388,278, $1,552,403 and $5,428,273 for the years ended December 31, 2011, 2010 and 2009 respectively.  As of December 31, 2011 and 2010, the Company recorded stockholders’ deficit of $5,056,418 and $3,524,536 respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Hong Kong Limited

BAKER TILLY HONG KONG LIMITED
Certified Public Accountants
Hong Kong SAR

April 16, 2012

NETWORK CN INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010

		As of December 31,
	Note	2011	2010
ASSETS
Current Assets
Cash		$65,623	$170,621
Accounts receivable, net	4	146,140	398,994
Prepayments for advertising operating rights, net	5	182,969	209,186
Investment in available-for-sale securities	6	-	123,077
Prepaid expenses and other current assets, net	7	193,424	385,422
Deferred charges, net	9	31,692	81,214
Total Current Assets		619,848	1,368,514

Equipment, Net	8	363,596	574,407
Deferred Charges, Net	9	-	31,692

TOTAL ASSETS		$983,444	$1,974,613

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	10	$1,227,782	$1,194,838
1% convertible promissory notes due 2012, net	11	4,812,080	-
Total Current Liabilities		6,039,862	1,194,838

1% Convertible Promissory Note Due 2012, Net	11	-	4,304,311

TOTAL LIABILITIES		6,039,862	5,499,149

COMMITMENTS AND CONTINGENCIES	12

STOCKHOLDERS’ DEFICIT	13
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 400,000,000 shares authorized Shares issued and outstanding: 96,504,467 and 84,504,467 as of December 31, 2011 and 2010 respectively*		96,504	84,504
Additional paid-in capital		119,835,325	119,751,647
Deferred stock-based compensation		-	(307,500)
Accumulated deficit		(126,719,052)	(124,616,504)
Accumulated other comprehensive income		1,730,805	1,563,317
TOTAL STOCKHOLDERS’ DEFICIT		(5,056,418)	(3,524,536)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$983,444	$1,974,613

 * As adjusted to give retroactive effect to the 1 for 5 shares reverse stock split which occurred on September 16, 2011.

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

		Years Ended December 31,
	Note(s)	2011	2010	2009
REVENUES
Advertising services		$1,794,552	$2,207,479	$1,266,927

COST OF REVENUES
Cost of advertising services		(1,115,461)	(1,503,898)	(2,067,881)

GROSS PROFIT (LOSS)		679,091	703,581	(800,954)

OPERATING EXPENSES
Selling and marketing		(521,109)	(449,320)	(630,730)
General and administrative		(1,489,460)	(2,756,180)	(4,532,628)
Gain from write-off of long-aged payables		3,254	438,917	-
Net write-back of (allowance for) doubtful debts	4,7	-	(11,421)	542,771
Non-cash impairment charges		-	-	(802,487)
Total Operating Expenses		(2,007,315)	(2,778,004)	(5,423,074)

LOSS FROM OPERATIONS		(1,328,224)	(2,074,423)	(6,224,028)

OTHER (EXPENSES) INCOME, NET
Interest income		254	1,374	22,486
Other (expenses) income, net		(135,595)	48,307	14,086
Total Other (Expenses) Income, Net		(135,341)	49,681	36,572

INTEREST AND OTHER DEBT-RELATED EXPENSES
Amortization of deferred charges and debt discount	11	(588,983)	(528,462)	(18,873,863)
Non-cash debt conversion charges	11	-	-	(10,204,627)
Loss on early extinguishment of debt	11	-	-	(1,696,684)
Interest expense	11	(50,000)	(50,180)	(420,731)
Total Interest and Other Debt-Related Expenses		(638,983)	(578,642)	(31,195,905)

NET LOSS BEFORE INCOME TAXES		(2,102,548)	(2,603,384)	(37,383,361)
Income taxes	17	-	-	-
NET LOSS		(2,102,548)	(2,603,384)	(37,383,361)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS, NET OF INCOME TAXES		-	-	24,173

NET LOSS ATTRIBUTABLE TO NCN COMMON STOCKHOLDERS		$(2,102,548)	$(2,603,384)	$(37,359,188)

OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NCN COMMON STOCKHOLDERS
Change in unrealized loss on available-for-sale securities, net of taxes		-	(153,559)	-
Reversal of unrealized loss on available-for-sale securities, net of taxes		153,559	-	-
Foreign currency translation gain		13,929	41,932	26,655
Less: foreign currency translation loss attributable to noncontrolling interests		-	-	828
Other comprehensive income (loss) attributable to NCN common stockholders		167,488	(111,627)	27,483

COMPREHENSIVE LOSS ATTRIBUTABLE TO NCN COMMON STOCKHOLDERS		$(1,935,060)	$(2,715,011)	$(37,331,705)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED*	15	$(0.02)	$(0.03)	$(0.59)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED*	15	86,970,220	84,509,069	63,576,461

* As adjusted to give retroactive effect to the 1 for 5 shares reverse stock split which occurred on September 16, 2011.

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Common Stock		Additional Paid-In	Deferred Stock-Based	Accumulated	Accumulated Other Comprehensive
	Share*	Amount*	Capital*	Compensation	Deficit	Income	Total
Balance as of January 1, 2009	14,328,374	$14,328	$59,635,926	$-	$(84,653,932)	$1,647,461	$(23,356,217)
Issuance of stock for services rendered by directors and officers	8,677,000	8,677	(8,677)	(1,200,000)	-	-	(1,200,000)
Issuance of stock for services rendered by employees	212,000	212	(212)	-	-	-	-
Stock-based compensation for stock granted to directors, officers and employees for services	-	-	1,333,441	-	-	-	1,333,441
Stock-based compensation for stock granted to a consultant for services	-	-	125,647	-	-	-	125,647
Stock-based compensation for stock warrants issued to a placement agent for service	-	-	319,581	-	-	-	319,581
Issuance of stock to Keywin	61,407,093	61,407	(61,407)	-	-	-	-
Exchange of 3% Convertible Promissory Notes to Common Stock	-	-	45,000,000	-	-	-	45,000,000
Exchange of accrued and unpaid interests of 3% Convertible Promissory Notes to Common Stock	-	-	1,665,675	-	-	-	1,665,675
Non-Cash Debt Conversion Charges	-	-	10,204,627	-	-	-	10,204,627
Value of beneficial conversion feature of convertible note to common stock	-	-	1,447,745	-	-	-	1,447,745
Amortization of deferred stock-based compensation	-	-	-	300,000	-	-	300,000
Translation adjustment	-	-	-	-	-	27,483	27,483
Net loss for the year	-	-	-	-	(37,359,188)	-	(37,359,188)
Balance as of December 31, 2009	84,624,467	$84,624	$119,662,346	$(900,000)	$(122,013,120)	$1,674,944	$(1,491,206)
Cancellation of stock for services rendered by directors and officers	(120,000)	(120)	120	-	-	-	-
Stock-based compensation for stock granted to directors, officers and employees for services	-	-	89,181	-	-	-	89,181
Amortization of deferred stock-based compensation	-	-	-	592,500	-	-	592,500
Change in unrealized loss on available-for-sale securities	-	-	-	-	-	(153,559)	(153,559)
Translation adjustment	-	-	-	-	-	41,932	41,932
Net loss for the year	-	-	-	-	(2,603,384)	-	(2,603,384)
Balance as of December 31, 2010	84,504,467	84,504	119,751,647	(307,500)	(124,616,504)	1,563,317	(3,524,536)
Stock-based compensation for stock granted to directors, officers and employees for services	-	-	35,678	-	-	-	35,678
Issuance of stock for services rendered by consultants	12,000,000	12,000	48,000	-	-	-	60,000
Amortization of deferred stock-based compensation	-	-	-	307,500	-	-	307,500
Reversal of unrealized loss on available-for-sale securities	-	-	-	-	-	153,559	153,559
Translation adjustment	-	-	-	-	-	13,929	13,929
Net loss for the year	-	-	-	-	(2,102,548)	-	(2,102,548)
Balance as of December 31, 2011	96,504,467	$96,504	$119,835,325	$-	$(126,719,052)	$1,730,805	$(5,056,418)

 * As adjusted to give retroactive effect to the 1 for 5 shares reverse stock split which occurred on September 16, 2011.

The accompanying notes are an integral part of the consolidated financial statements.

 NETWORK CN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,102,548)	$(2,603,384)	$(37,383,361)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization:
Equipment and intangible assets	239,223	257,899	576,938
Deferred charges and debt discount	588,983	528,462	18,873,863
Non-cash debt conversion charges	-	-	10,204,627
Loss on early extinguishment of debt	-	-	1,696,684
Stock-based compensation for service	403,178	681,681	878,669
(Gain) loss on disposal of equipment	(24,222)	579,341	127,441
Allowance for (net write-back of) doubtful debt	-	11,421	(542,771)
Non-cash impairment charges	-	-	802,487
Gain from write-off of long-aged payables	(3,254)	(438,917)	-
Loss (Gain) from sales of available-for-sale securities	228,285	(9,406)	-
Gain from disposal of subsidiaries	-	(3,655)	-
Net gain on deconsolidation of variable interest entities	-	(2,037)	(14,338)
Changes in operating assets and liabilities, net of effects from deconsolidation of variable interest entities and disposal of subsidiaries:
Accounts receivable	252,854	(317,274)	548,509
Prepayments for advertising operating rights, net	30,771	151,672	69,873
Prepaid expenses and other current assets, net	191,998	277,438	83,019
Accounts payable, accrued expenses and other payables	(193,546)	(665,644)	(1,349,913)
Net cash used in operating activities	(388,278)	(1,552,403)	(5,428,273)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(35,309)	(56,618)	(128,489)
Proceeds from sales of equipment	53,633	55,639	74,449
Purchase of available-for-sale securities	-	(908,441)	-
Proceeds from sales of available-for-sale securities, net	48,351	641,211	-
Proceeds from disposal of discontinued operations, net of cash disposed of	-	-	(324)
Net cash provided by (used in) investing activities	66,675	(268,209)	(54,364)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder’s loans	100,000	-	-
Proceeds from directors’ loans	297,868	-	-
Issuance costs paid for 1% convertible promissory note	-	-	(250,000)
Repayment of shareholder’s loans	(100,000)	-	-
Repayment of directors’ loans	(68,124)	-	-
Net cash provided by (used in) financing activities	229,744	-	(250,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(13,139)	21,684	(14,945)

NET DECREASE IN CASH	(104,998)	(1,798,928)	(5,747,582)

CASH, BEGINNING OF YEAR	170,621	1,969,549	7,717,131

CASH, END OF YEAR	$65,623	$170,621	$1,969,549

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$-	$-	$-
Interest paid	$50,000	$50,180	$24,795

SUPPLEMENTAL DISCLOSURE FOR NON-CASH ACTIVITIES:

1)      NON-CASH FINANCING ACTIVITIES

In April 2009, the Company issued an aggregate of 61,407,093 shares* of the Company’s restricted common stock with par value of $0.001 each and an option to purchase an aggregate of 24,562,837 shares* of the Company’s common stock, for an aggregate purchase price of $2,000,000, exercisable for a three-month period to a new investor in exchange for 3% Convertible Promissory Notes in the principal amount of $45,000,000, and all accrued and unpaid interest thereon ($1,665,675). Pursuant to a note exchange agreement dated April 2, 2009, the Company and the investors canceled the 3% Convertible Promissory Notes in the principal amount of $5,000,000 held by the investors including all accrued and unpaid interest thereon ($185,075), and all of the Warrants, in exchange for the Company’s issuance of new 1% Unsecured Senior Convertible Promissory Note due 2012 in the principal amount of $5,000,000. For more details, please refer to Note 11 – Convertible Promissory Notes and Warrants.

 * As adjusted to give retroactive effect to the 1 for 5 shares reverse stock split which occurred on September 16, 2011.

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

NOTE 1          ORGANIZATION AND PRINCIPAL ACTIVITIES

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

Details of the Company’s principal subsidiaries and variable interest entity as of December 31, 2011 are described in Note 3 – Subsidiaries and Variable Interest Entity.

Going Concern

The Company has experienced recurring net losses of $2.1 million, $2.6 million and $37.4 million for the years ended December 31, 2011, 2010 and 2009 respectively. Additionally, the Company has net cash used in operating activities of $0.4 million, $1.6 million and $5.4 million for the years ended December 31, 2011, 2010 and 2009 respectively. As of December 31, 2011 and 2010, the Company has a stockholders’ deficit of $5.1 million and $3.5 million, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(D) Cash and Cash Equivalents

Cash includes cash on hand, cash accounts, and interest bearing savings accounts placed with banks and financial institutions. For the purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2011 and 2010, the Company had no cash equivalents.

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

(G) Investments in available-for-sale securities

The Company’s marketable equity securities are classified as available-for-sale investments and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income. Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other (expense) income, net. The Company evaluates the investments periodically for possible other-than-temporary impairment. When assessing other-than-temporary impairment of equity securities, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, the Company’s intent to hold the investment for a period of time which may be sufficient for an anticipated recovery in market value, and whether its cash flow needs may require the Company to sell the investment. If appropriate, the Company records impairment charges equal to the amount that the carrying value of an equity security exceeds the estimated fair value of such security as of the evaluation date. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions to acquire the security, using the specific identification method.

The determination of current or noncurrent status for individual available-for-sale securities is made on the basis of whether or not the securities are considered working capital available for current operations under Accounting Standards Codification, or ASC,  Topic 210-10-45. We determined that investments in available-for-sale securities have not been made for the purposes of control, affiliation, or other continuing business advantage. As of December 31, 2011, the Company had no investment in available-for-sale securities. As of December 31, 2010, investments in available-for-sale securities are classified as current assets on the consolidated financial statements.

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

When equipment is retired or otherwise disposed of, the related cost, accumulated depreciation and provision for impairment loss, if any are removed from the respective accounts, and any gain or loss is reflected in the consolidated statements of operations. Repairs and maintenance costs on equipment are expensed as incurred.

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

(J) Deferred Charges, Net

Deferred charges are fees and expenses directly related to the issuance of convertible promissory notes, including placement agents’ fees. Deferred charges are capitalized and amortized over the life of the convertible promissory notes using the effective interest method. Amortization of deferred charges is included in amortization of deferred charges and debt discount on the consolidated statements of operations while the unamortized balance is included in deferred charges on the consolidated balance sheets. All the costs expected to be amortized after twelve months of the consolidated balance sheet date are classified as non-current assets.

(K) Convertible Promissory Notes and Warrants

1)           Issuance 3% Convertible Promissory Notes and Warrants

During 2008, the Company issued 3% convertible promissory notes in the principal amount of $50,000,000 and warrants. The warrants and embedded conversion feature were classified as equity under ASC Topic 815-40 and ASC Topic 815-10-15-74. The Company allocated the proceeds of the convertible promissory notes between convertible promissory notes and the financial instruments related to warrants associated with convertible promissory notes based on their relative fair values at the commitment date. The fair value of the financial instruments related to warrants associated with convertible promissory notes was determined utilizing the Black-Scholes option pricing model and the respective allocated proceeds to the warrants is recorded in additional paid-in capital. The embedded beneficial conversion feature associated with convertible promissory notes was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital in accordance with ASC Topic 470-20.

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

2)           Debt Restructuring and Issuance of 1% Convertible Promissory Note

On April 2, 2009, the Company entered into a new financing arrangement with the holders of the 3% convertible promissory notes and warrants and a new investor. The Company provided an inducement conversion offer to a new investor who exchanged 3% convertible promissory notes in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 61,407,093 shares of the Company’s common stock (the original conversion price is $8.25 per share convertible into 5,656,445 shares). Pursuant to ASC Topic 470-20, all the unamortized debt discount (including the discount from an allocation of proceeds to the warrants and the discount originated by the beneficial conversion feature) of the relevant 3% convertible promissory notes remaining at the date of conversion were immediately recognized as expenses and is included in amortization of deferred charges and debt discount in the consolidated statement of operations. The Company also accounted for the inducement conversion offer according to ASC Topic 470-20. To induce conversion, the Company has reduced the conversion price and also granted an option to purchase an aggregate of 24,562,837 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000, originally exercisable for a three-month period and eventually extended through thirty-nine-month period ending on July 1, 2012. The Company recognized non-cash debt conversion charges equal to the fair value of the incremental consideration (including both reduction in the conversion price and grant of purchase option) given as of the date the inducement offer is accepted by a new investor. The fair value of the purchase option was determined utilizing the Black-Scholes option pricing model.

For the remaining 3% convertible promissory notes in the principal amount of $5,000,000, the Company and the holders of the 3% convertible promissory notes agreed to cancel the 3% convertible promissory notes in the principal amount of $5,000,000 (including all accrued and unpaid interest thereon), and all of the warrants, in exchange for the Company’s issuance of new 1% unsecured senior convertible promissory notes due 2012 in the principal amount of $5,000,000. The 1% convertible promissory notes bear interest at 1% per annum, payable semi-annually in arrears, mature on April 1, 2012, and are convertible at any time into shares of our common stock at a fixed conversion price of $0.1163 per share, subject to customary anti-dilution adjustments. Pursuant to ASC Topic 470-50 and ASC Topic 470-50-40, the Company determined that the original convertible notes and new convertible notes were with substantially different terms and hence reported in the same manner as an extinguishment of original notes and issuance of new notes.

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

(P) Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed in accordance with ASC Topic 260 by dividing the net income (loss) attributable to holders of common stock by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares including the dilutive effect of common share equivalents then outstanding.

The diluted net loss per common share is the same as the basic net loss per share for the years ended December 31, 2011, 2010 and 2009 as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

(Q) Operating Leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Payments made under operating leases are charged to the consolidated statements of operations on a straight-line basis over the lease period.

(R) Foreign Currency Translation

The assets and liabilities of the Company’s subsidiaries and variable interest entities denominated in currencies other than U.S. dollars are translated into U.S. dollars using the applicable exchange rates at the balance sheet date. For consolidated statements of operations’ items, amounts denominated in currencies other than U.S. dollars were translated into U.S. dollars using the average exchange rate during the year. Equity accounts were translated at their historical exchange rates. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholders’ equity as accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are reflected in the consolidated statements of operations.

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

(V) Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standard Update, or ASU, No. 2011-02, A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This update amends guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring (“TDR”). This update responds to concerns that creditors are inconsistently applying existing guidance for identifying TDRs. This update is effective for a public entity for interim and annual periods beginning on or after June 15, 2011. Retrospective application is required for restructurings occurring on or after the beginning of the fiscal year of adoption for purposes of identifying and disclosing TDRs. However, an entity should apply prospectively changes in the method used to calculate impairment on receivables. At the same time it adopts ASU No. 2011-02, a public entity will be required to disclose the activity-based information about TDRs that was previously deferred by ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU No. 2010-20. Early adoption is permitted. The adoption of ASU No. 2011-02 did not have a material impact on our financial statements.

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

In September 2011, FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This update is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. Management is currently evaluating the potential impact of ASU No. 2011-08 on our financial statements.

In December 2011, FASB issued ASU No. 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). The objective of this update is to resolve the diversity in practice about whether the guidance in Subtopic 360-20 applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This update does not address whether the guidance in Subtopic 360-20 would apply to other circumstances when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate. The amendments in this update should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, the amendments in this update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. Early adoption is permitted. Management is currently evaluating the potential impact of ASU No. 2011-10 on our financial statements.

In December 2011, FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities The amendments in this update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. Management is currently evaluating the potential impact of ASU No. 2011-11 on our financial statements.

In December 2011, FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In order to defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this update supersede certain pending paragraphs in ASU No. 2011-05. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Management is currently evaluating the potential impact of ASU No. 2011-12 on our financial statements.

(W) Reclassifications

Certain amounts reported for prior years have been reclassified to conform to the current year’s presentation.

NOTE 3                   SUBSIDIARIES AND VARIABLE INTEREST ENTITY

Details of the Company’s principal consolidated subsidiaries and variable interest entity as of December 31, 2011 were as follows:

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

Remarks:

1) Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.

2) As of December 31, 2010, the Company directly owned 70% equity interest of Yi Gao while the remaining 30% equity interest the Company exerted control through trust arrangement with Quo Advertising. On January 20, 2011, the Company directly owned 100% equity interest of Yi Gao following the transfer of the remaining 30% interest from Quo Advertising to the Company.

NOTE 4          ACCOUNTS RECEIVABLE, NET

 Accounts receivable, net as of December 31, 2011 and 2010 consisted of the following:

	2011	2010
Accounts receivable	$159,362	$411,592
Less: allowance for doubtful debts	(13,222)	(12,598)
Total	$146,140	$398,994

For the years ended December 2011 and 2010, the Company recorded an allowance of doubtful debts for accounts receivable of $nil and $8,546 respectively. For the year ended December 31, 2009, the Company recorded a net write-back of allowance for doubtful debts for accounts receivable of $421,172. Such allowance for doubtful debt and net write-back of allowance for doubtful debts were included as net write-back of (allowance for) doubtful debts on the consolidated statements of operations.

The Company recorded a write-off of certain allowance for doubtful debts for accounts receivable of $nil, $nil and $175,593 for the years ended December 31, 2011, 2010 and 2009 respectively.

NOTE 5          PREPAYMENTS FOR ADVERTISING OPERATING RIGHTS, NET

Prepayments for advertising operating rights, net as of December 31, 2011 and 2010 were as follows:
	2011	2010
Gross carrying amount
Beginning	$209,186	$2,807,038
Addition	684,150	1,204,206
Write off	-	(3,932,649)
Translation adjustments	21,510	130,591
Total gross carrying amount	914,846	209,186

Accumulated amortization
Beginning	-	(2,349,702)
Transfer from accrued advertising operating rights fee	-	(104,684)
Amortization for the year	(714,921)	(1,115,593)
Write off	-	3,684,155
Translation adjustments	(16,956)	(114,176)
Total accumulated amortization	(731,877)	-

Provision for impairment
Beginning	-	(109,097)
Write off	-	112,892
Translation adjustments	-	(3,795)
Total provision for impairment	-	-

Prepayments for advertising operating rights, net	$182,969	$209,186

Total amortization expense of prepayments for advertising operating rights of the Company for the years ended December 31, 2011, 2010 and 2009 were $714,921, $1,115,593 and $1,388,980 respectively. The amortization expense of prepayments for advertising operating rights was included as cost of advertising services on the consolidated statement of operations.

Provision for impairment

As the Company recorded a continuous net loss, the Company performed an impairment review of its prepayments for advertising operating rights. The Company compared the carrying amount of the prepayments for advertising operating rights to the sum of the undiscounted cash flows expected to be generated. The Company determined their fair values using a discounted cash flow analysis if the carrying values exceeded undiscounted cash flows. Accordingly, the Company recorded no impairment loss for the years ended December 31, 2011, 2010 and 2009.

For the years ended December 31, 2011, 2010 and 2009, the Company recorded a write-off of provision for impairment losses against cost and accumulated amortization of certain prepayments for advertising operating rights amounted to $nil, $112,892 and $7,876,523 respectively.

NOTE 6           INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

Investments in available-for-sale securities as of December 31, 2011 and 2010 were as follows:

	2011	2010
Listed equity securities in Hong Kong
Gross adjusted cost	$-	$276,636
Less: Temporary decline in value	-	(153,559)
Other-than-temporary decline in value	-	-
Estimated fair value	$-	$123,077

As of December 31, 2011, the Company did not have any investment in available-for-sale securities on hand. As of December 31, 2010, the estimated fair value of the securities was $123,077, a total of $153,339 less than their adjusted costs. For the year ended December 31, 2011, the Company recorded a loss from sales of available-for-sale securities amounting to $228,285 while for years ended December 31, 2010 and 2009, the Company recorded a gain from sales of available-for-sale securities amounted to $9,406 and $nil respectively. Gain or loss from sales of available-for-sale securities was included as other (expenses) income, net on the consolidated statements of operations.

The fair value of such securities was based on quoted market prices. These financial instruments consisted of listed equity securities in Hong Kong, which were carried at fair value and were classified in Level 1 of the fair value hierarchy.

NOTE 7          PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of December 31, 2011 and 2010 were as follows:

	2011	2010
Payments from customers withheld by a third party	$1,525,966	$1,453,843
Prepaid expenses	155,075	132,945
Rental deposits	40,168	4,120
Other receivables	274	250,351
Sub-total	1,721,483	1,841,259
Less: allowance for doubtful debts	(1,528,059)	(1,455,837)
Total	$193,424	$385,422

For the years ended December 31, 2011 and 2010, the Company recorded an allowance for doubtful debt for prepaid expenses and other current assets of $nil and $2,875 respectively. For the year ended December 31, 2009, the Company recorded a net write-back of allowance for doubtful debts for prepaid expenses and other current assets of $121,599. The allowance for doubtful debts for prepaid expenses and other current assets was included in net write-back of (allowance for) doubtful debts on the consolidated statements of operations.

The Company wrote off certain allowance for doubtful debts for prepaid expenses and other current assets of $nil, $9,690 and $5,601,974 for the years ended December 31, 2011, 2010 and 2009 respectively.

NOTE 8          EQUIPMENT, NET

Equipment, net as of December 31, 2011 and 2010 consisted of the following:

	2011	2010
Media display equipment	$4,156,851	$3,918,824
Office equipment	159,545	196,553
Furniture and fixtures	10,907	10,907
Motor vehicles	39,564	115,543
Construction in progress	9,536	13,270
Sub-Total	4,376,403	4,255,097
Less: accumulated depreciation	(1,307,568)	(1,103,311)
Less: provision for impairment	(2,705,239)	(2,577,379)
Total	$363,596	$574,407

Depreciation expenses for the years ended December 31, 2011, 2010 and 2009 amounted to $239,223, $257,899 and $475,214 respectively.

Provision for impairment

As the Company has continued to record net losses, it performed an impairment review of its equipment. The Company compared the carrying value of its equipment to the sum of the undiscounted cash flows expected to be generated. For those assets with carrying values exceeding projected undiscounted cash flows, the Company determined their fair values using a discounted cash flow analysis. Accordingly, the Company recorded an impairment loss of $nil, $nil and $454,904 for certain media display equipment for the years ended December 31, 2011, 2010 and 2009 respectively. The impairment loss was included as non-cash impairment charges in the consolidated statements of operations.

For the years ended December 31, 2011, 2010 and 2009, the Company recorded a write-off of provision for impairment losses against cost and accumulated amortization of equipment amounted to $nil, $459,830 and $494,953 respectively.

Pledge of Equipment

Since the completion of debt restructuring in April 2009, no equipment has been pledged by the Company.

NOTE 9          DEFERRED CHARGES, NET

Deferred charges, net as of December 31, 2011 and 2010 were as follows:

	2011	2010
Deferred charges	$250,000	$250,000
Less: accumulated amortization	(218,308)	(137,094)
Total	$31,692	$112,906

Current portion	$31,692	$81,214
Non-current portion	-	31,692
Total	$31,692	$112,906

Total amortization of deferred charges for the years ended December 31, 2011, 2010 and 2009 amounted to $81,214, $79,085 and $1,189,214 respectively. They were included as amortization of deferred charges and debt discount in the consolidated statements of operations.

Pursuant to the debt restructuring in April, 2009, all the associated unamortized deferred charges of the 3% Convertible Promissory Notes at the date of transaction were immediately recognized as expenses and included as interest and other debt-related expenses. For details, please refer to Note 11 – Convertible Promissory Notes and Warrants.

NOTE 10        ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of December 31, 2011 and 2010 consisted of the following:

	2011	2010
Accrued staff benefit and related fees	$410,254	$546,505
Accrued professional fee	115,615	70,492
Directors’ loans (Note 14)	229,744	-
Accrued interest expenses	12,603	12,603
Other accrued expenses	328,040	505,522
Payable to a related party (Note 14)	-	26,538
Other payables	131,526	33,178
Total	$1,227,782	$1,194,838

NOTE 11        CONVERTIBLE PROMISSORY NOTES AND WARRANTS

(A)  3% Convertible Promissory Notes and Warrants

On November 19, 2007, the Company and Quo Advertising entered into a 3% Note and Warrant Purchase Agreement (the “Purchase Agreement”) with affiliated investment funds of Och-Ziff Capital Management Group (the “Investors”), pursuant to which the Company agreed to issue 3% Senior Secured Convertible Notes due June 30, 2011 in the aggregate principal amount of up to $50,000,000 (the “3% Convertible Promissory Notes”) and warrants to acquire an aggregate amount of 6,857,143 shares of common stock of the Company (the “Warrants”).

The 3% Convertible Promissory Notes and Warrants were issued in three tranches:

1)
On November 19, 2007, 3% Convertible Promissory Notes in the aggregate principal amount of $6,000,000, Warrants exercisable for 480,000 shares at $12.50 per share and Warrants exercisable for 342,857 shares at $17.50 per share were issued;

2)
On November 28, 2007, 3% Convertible Promissory Notes in the aggregate principal amount of $9,000,000, Warrants exercisable for 720,000 shares at $12.50 per share and Warrants exercisable for 514,286 shares at $17.50 per share were issued; and

3)
On January 31, 2008 (the “Third Closing”), 3% Convertible Promissory Notes in the aggregate principal amount of $35,000,000, Warrants exercisable for 2,800,000 shares at $12.50 per share and Warrants exercisable for 2,000,000 shares at $17.50 per share were issued.

The 3% Convertible Promissory Notes bore interest at 3% per annum payable semi-annually in arrears and were convertible into shares of common stock at an initial conversion price of $8.25 per share, subject to customary anti-dilution adjustments. In addition, the conversion price was subject to adjusted downward on an annual basis if the Company should fail to meet certain annual EPS targets described in the Purchase Agreement. The EPS targets for fiscal 2008, 2009 and 2010 are $0.405, $2.265, and $3.495 respectively. In the event of a default, or if the Company’s actual EPS as defined in the Purchase Agreement for any fiscal year is less than 80% of the respective EPS target, certain Investors could require the Company to redeem the 3% Convertible Promissory Notes at 100% of the principal amount, plus any accrued and unpaid interest, plus an amount representing a 20% internal rate of return on the then outstanding principal amount. The Warrants were to expire on June 30, 2011 and granted the holders the right to acquire shares of common stock at $12.50 and $17.50 per share, subject to customary anti-dilution adjustments. The exercise price of the Warrants would also be adjusted downward whenever the conversion price of the 3% Convertible Promissory Notes is adjusted downward. In connection with the issuance of the 3% Senior Secured Convertible Notes, the Company also entered into registration rights agreement with the Investors, pursuant to which, as amended, the Company agreed to file at their request, a registration statement registering for resale any shares issued to the Investor upon conversion of the 3% Convertible Promissory Notes or exercise of the Warrants.

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

As of December 31, 2008, the Company failed to meet EPS target for fiscal 2008. The Investors agreed the conversion price of the 3% Convertible Promissory Notes remained unchanged at $8.25 and have not proposed any adjustment to the conversion price.

(B)  Debt Restructuring and 1% Convertible Promissory Notes

On April 2, 2009, the Company entered into a new financing arrangement with the holders of the 3% Convertible Promissory Notes and Warrants and a new investor.

Pursuant to a note exchange and option agreement, dated April 2, 2009 (the “Note Exchange and Option Agreement”), between the Company and Keywin Holdings Limited (“Keywin”), Keywin exchanged the 3% Convertible Promissory Notes in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 61,407,093 shares of the Company’s common stock and an option to purchase an aggregate of 24,562,837 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000, originally exercisable for a three-month period commenced on April 2, 2009 (the “Keywin Option”). Pursuant to several subsequent amendments, the exercise period of such option was extended to a thirty-nine-month period ended on July 1, 2012 and the Company has the right to unilaterally terminate the exercise period upon 30 days’ written notice. As of December 31, 2011, such option to purchase the Company’s common stock has not been exercised.

Pursuant to a note exchange agreement, dated April 2, 2009, among the Company and the Investors, the parties agreed to cancel the 3% Convertible Promissory Notes in the principal amount of $5,000,000 held by the Investors (including all accrued and unpaid interest thereon), and all of the Warrants, in exchange for the Company’s issuance of new 1% Unsecured Senior Convertible Promissory Notes due 2012 in the principal amount of $5,000,000 (the “1% Convertible Promissory Notes”). The 1% Convertible Promissory Notes bear interest at 1% per annum, payable semi-annually in arrears, mature on April 1, 2012, and are convertible at any time into shares of our common stock at an initial conversion price of $0.1163 per share, subject to customary anti-dilution adjustments. In addition, in the event of a default, the holders will have the right to redeem the 1% Convertible Promissory Notes at 110% of the principal amount, plus any accrued and unpaid interest. The parties also agreed to terminate the security agreement and release all security interests arising out of the Purchase Agreement and the 3% Convertible Promissory Notes.

The following table details the accounting treatment of the convertible promissory notes:

	3% Convertible Promissory Notes (first and second tranches)	3% Convertible Promissory Notes (third tranche)	1% Convertible Promissory Notes	Total
Net carrying value of convertible promissory notes as of December 31, 2008	$9,388,546	$21,459,478	$-	$30,848,024
Proceeds of 1% convertible Promissory Notes	-	-	5,000,000	5,000,000
Allocated intrinsic value of beneficial conversion feature	-	-	(1,447,745)	(1,447,745)
Amortization of debt discount for the year ended December 31, 2009	5,611,454	11,770,516	302,679	17,684,649
Write-off unamortized debt discount	-	1,770,006	-	1,770,006
Repayment of 3% convertible promissory note	(15,000,000)	(35,000,000)	-	(50,000,000)
Net carrying value of convertible promissory notes as of December 31, 2009	-	-	3,854,934	3,854,934
Amortization of debt discount for the year ended December 31, 2010	-	-	449,377	449,377
Net carrying value of convertible promissory notes as of December 31, 2010	-	-	4,304,311	4,304,311
Amortization of debt discount for the year ended December 31, 2011	-	-	507,769	507,769
Net carrying value of convertible promissory notes as of December 31, 2011	$-	$-	$4,812,080	$4,812,080

The 1% Convertible Promissory Notes matured on April 1, 2012 and on the same date, the Company and the respective holders agreed to 1) extend the maturity date of the 1% Convertible Promissory Notes for a period of two years and 2) modify the 1% Convertible Promissory Notes to be convertible at any time into shares of the Company’s common stock at an conversion price of $0.09304 per share, subject to customary anti-dilution adjustments. In all other respects not specifically mentioned, the terms of the 1% Convertible Promissory Notes shall remain the same and shall be fully enforceable in accordance with its terms.

Amortization of Deferred Charges and Debt Discount

The amortization of deferred charges and debt discount for the year ended December 31, 2011 was as follows:

	Warrants	Conversion Features	Deferred Charges	Total
3% convertible promissory notes	$-	$-	$-	$-
1% convertible promissory notes	-	507,769	81,214	588,983
Total	$-	$507,769	$81,214	$588,983

The amortization of deferred charges and debt discount for the year ended December 31, 2010 was as follows:

	Warrants	Conversion Features	Deferred Charges	Total
3% convertible promissory notes	$-	$-	$-	$-
1% convertible promissory notes	-	449,377	79,085	528,462
Total	$-	$449,377	$79,085	$528,462

The amortization of deferred charges and debt discount for the year ended December 31, 2009 was as follows:

	Warrants	Conversion Features	Deferred Charges	Total
3% convertible promissory notes	$5,996,879	$11,385,091	$1,131,205	$18,513,175
1% convertible promissory notes	-	302,679	58,009	360,688
Total	$5,996,879	$11,687,770	$1,189,214	$18,873,863

The fair values of the financial instruments associated with warrants of the 3% Convertible Promissory Notes were determined utilizing Black-Scholes option pricing model, which is consistent with the Company’s historical valuation methods. The following assumptions and estimates were used in the Black-Scholes option pricing model: volatility of 47%; an average risk-free interest rate of 3.30%; dividend yield of 0%; and an expected life of 3.5 years. The allocated proceeds to the warrants of 3% Convertible Promissory Notes amounted to $8,300,000 is recorded in additional paid-in capital and the respective debt discount is amortized over the life of convertible promissory notes, using the effective interest method.

The embedded beneficial conversion feature are recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of beneficial conversion feature is calculated according to ASC Topic 470-20. Only the 3% Convertible Promissory Notes and 1% Convertible Promissory Notes are considered to have a beneficial conversion feature as the effective conversion price was less than the Company’s market price of common stock at commitment date. The value of beneficial conversion feature of 3% Convertible Promissory Notes and 1% Convertible Promissory Notes amounted to $15,757,575 and $1,447,745, respectively, is recorded as a reduction in the carrying value of the convertible promissory notes against additional paid-in capital. As the 3% Convertible Promissory Notes and 1% Convertible Promissory Notes have stated redemption dates, the respective debt discount is amortized over the term of the notes from the respective date of issuance using the effective interest method.

On April 2, 2009, Keywin exchanged 3% Convertible Promissory Notes in the principal amount of $45,000,000 and all accrued and unpaid interest thereon, for 61,407,093 shares of the Company’s common stock. All the associated unamortized deferred charges and unamortized debt discount of the 3% Convertible Promissory Notes in the principal amount of $45,000,000 amounting to $1,005,774 and $15,930,054, respectively, at the date of conversion were immediately recognized as expenses and included in amortization of deferred charges and debt discount on the consolidated statements of operations for the year ended December 31, 2009.

Non-cash debt conversion charges

Pursuant to the debt restructuring in April 2009, the Company provided an inducement conversion offer to Keywin who exchanged 3% Convertible Promissory Notes in the principal amount of $45,000,000 and all accrued and unpaid interest thereon, for 61,407,093 shares of the Company’s common stock. To induce conversion, the Company has reduced the conversion price and additionally granted an option to Keywin to purchase an aggregate of 24,562,837 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000, exercisable for a three-month period. Accordingly, for the year ended December 31, 2009, the Company recognized a non-cash debt conversion charge of $10,204,627 equal to the fair value of the incremental consideration (including both reduction in the conversion price and grant of the purchase option). The fair value of the purchase option was determined utilizing Black-Scholes option pricing model. The following assumptions and estimates were used: volatility of 129%; an average risk-free interest rate of 0.22%; dividend yield of 0%; and an expected life of 3 months.

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

Interest Expense

The following table details the interest expenses:

	Years Ended December 31,
	2011	2010	2009
3% convertible promissory notes	$-	$-	$383,334
1% convertible promissory notes	50,000	50,001	37,397
Others	-	179	-
Total	$50,000	$50,180	$420,731

NOTE 12        COMMITMENTS AND CONTINGENCIES

(A)  Commitments

1. Rental Lease Commitment

The Company’s existing rental leases do not contain significant restrictive provisions. The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases as of December 31, 2011:

Fiscal years ending December 31,
2012	$185,066
2013	130,752
2014	131,476
Thereafter	-
Total	$447,294

Rental expense for the years ended December 31, 2011, 2010 and 2009 was $52,097, $247,630 and $ 381,093 respectively.

2. Annual Advertising Operating Rights Fee Commitment

The Company, through its PRC operating companies, has acquired advertising rights from third parties to operate different types of advertising panels for certain periods.

The following table sets forth the estimated future annual commitment of the Company with respect to the advertising operating rights of panels that the Company held as of December 31, 2011:

Fiscal years ending December 31,
2012	$731,876
2013	548,908
Thereafter	-
Total	$1,280,784

3. Capital commitments

As of December 31, 2011 and 2010, the Company had commitments for capital expenditures in connection with construction of roadside advertising panels and mega-size advertising panels of approximately $29,000 and $48,000 respectively.

(B) Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. Set forth below is a description of certain loss contingencies as of December 31, 2010 and management’s opinion as to the likelihood of loss in respect of loss contingency.

On March 20, 2008, our wholly-owned subsidiary, NCN Huamin, entered into a rental agreement with Beijing Chengtian Zhihong TV & Film Production Co., Ltd., or Chengtian, pursuant to which a certain office premises located in Beijing was leased from Chengtian to NCN Huamin for a term of three years, commenced April 1, 2008. On December 30, 2008, NCN Huamin issued a notice to Chengtian to terminate the rental agreement effective on December 31, 2008 due to the fact that Chengtian had breached several provisions of the rental agreement and refused to take any remedial actions. On January 14, 2009, NCN Huamin received a notice from Beijing Arbitration Commission that Chengtian, as plaintiff, had initiated a lawsuit against NCN Huamin seeking an aggregate of RMB3,475,482 (equivalent to approximately US$505,000 at the then-prevailing exchange rate) for unpaid rental-related expenses, plus accrued interest, as well as compensation for unilateral termination of the rental contract. On February 25, 2009, NCN Huamin counter-claimed for breach of rental contract against Chengtian, seeking an aggregate of RMB1,069,094 (equivalent to approximately US$155,000 at the then-prevailing exchange rate) from Chengtian for overpayment of rental expenses and compensation for Chengtian’s breach of contract. In July 2009, the Beijing Arbitration Commission made a judgment that Huamin is liable to pay Chengtian of RMB1,930,243 (equivalent to approximately US$280,000 at the then-prevailing exchange rate).

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

Based on the outcome of this lawsuit, the Company reversed all the accrued rental-related expenses associated with this lawsuit amounting to RMB1,405,868 (equivalent to approximately US$216,000 at the then-prevailing exchange rate) in June 2011. In July, 2011, Chengtian refunded a net balance of RMB 813,546 (equivalent to approximately US$126,000 at the then-prevailing exchange rate) to NCN Huamin.

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

NOTE 13        STOCKHOLDERS’ DEFICIT

(A)	Stock, Options and Warrants Issued for Services

1. In August 2006, the Company issued a warrant to purchase up to 20,000 shares of restricted common stock to a consultant at an exercise price $3.50 per share. One-fourth of the shares underlying the warrant became exercisable every 45 days beginning from the date of issuance. The warrant remains exercisable until August 25, 2016. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following assumptions and estimates: expected dividend 0%, volatility 192%, a risk-free rate of 4.5% and an expected life of one (1) year. The value of the warrant recognized for the years ended December 31, 2011, 2010 and 2009 were $nil. As of December 31, 2011, none of the warrant was exercised.

2. In July 2007, NCN Group Management Limited entered into Executive Employment Agreements (the “Agreements”) with Godfrey Hui, Deputy Chief Executive Officer (former Chief Executive Officer), Daniel So, former Managing Director, Daley Mok, former Chief Financial Officer, Benedict Fung, former President, and Stanley Chu, former General Manager. Pursuant to the Agreements, each executive was granted shares of the Company’s common stock subject to annual vesting over five years in the following amounts: Mr. Hui, 400,000 shares; Mr. So, 400,000 shares; Dr. Mok, 300,000 shares; Mr. Fung, 240,000 shares and Mr. Chu, 200,000 shares. However, Mr. So, Mr. Fung and Mr. Chu resigned from their respective positions in January 2009 and Dr. Mok was removed as the Company’s Chief Financial Officer in June 2009. Further, on July 15, 2009, NCN Group Management Limited entered into a new executive employment agreement with Godfrey Hui, in connection with his services to the Company as the Deputy Chief Executive Officer. Accordingly, they are no longer entitled to those shares that would have vested on December 31, 2009, 2010 and 2011 in the following amounts: Mr. So, 300,000 shares; Mr. Fung, 194,000 shares; Mr. Chu, 158,000 shares; Dr. Mok, 240,000 shares; and Mr. Hui, 300,000 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized non-cash stock-based compensation of $nil included in general and administrative expenses on the consolidated statement of operations for the years ended December 31, 2011, 2010 and 2009. Out of the total shares granted under the Agreements, on January 2, 2008, an aggregate of 132,000 shares with par value of $0.001 each were vested and issued to the concerned executives. On July 28, 2009, an aggregate of 100,000 shares with par value of $0.001 each were vested and issued to certain concerned executives.

3. In November 2007, the Company issued a warrant to purchase up to 60,000 shares of restricted common stock to a placement agent for provision of agency services in connection with the issuance of the 3% Convertible Promissory Notes at an exercise price $15.00 per share which are exercisable for a period of two years. The fair value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by ASC Topic 718 with the following weighted average assumptions: expected dividend 0%, volatility 182%, a risk-free rate of 4.05 % and an expected life of two years. The warrant is expired in November 2009. The value of the warrant recognized for the years ended December 31, 2011, 2010 and 2009 were $nil, $nil and $319,581 respectively.

4. In June 2008, the Company granted 22,000 shares of common stock to the then board of directors, Peter Mak, Ronglie Xu, Joachim Burger, Gerd Jakob, Edward Lu, Godfrey Hui, Daniel So, Daley Mok and Stanley Chu, as part of their directors’ fee for their service rendered during the period from July 1, 2008 to June 30, 2009. Each director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Peter Mak: 3,000 shares; Ronglie Xu: 3,000 shares; Joachim Burger: 3,000 shares; Gerd Jakob: 2,000 shares; Edward Lu: 2,000 shares; Godfrey Hui: 3,000 shares; Daniel So: 2,000 shares; Daley Mok: 2,000 shares and Stanley Chu: 2,000 shares. However, Mr. Joachim Burger and Mr. Gerd Jakob resigned as directors on September 30 2008 and May 5, 2009, respectively. Therefore, they are no longer entitled to those shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil, $nil and $74,999 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statement of operations for the years ended December 31, 2011, 2010 and 2009 respectively. On July 28, 2009, 17,000 shares of common stock of par value of $0.001 each were vested and issued to those directors.

5. In July 2008, the Company granted 34,000 shares of common stock to certain employees of the Company for their services rendered. One of the employees effectively resigned in January 2009 and forfeited his 14,000 shares granted. Another of the employees agreed to forfeit his original entitled shares of 8,000. Accordingly, in connection with these stock grants, the Company recognized the non-cash stock-based compensation of $nil, $nil and $25,442 for the years ended December 31, 2011, 2010 and 2009 respectively. On July 28, 2009, 12,000 shares of common stock with par value of $0.001 were vested and issued to the employees.

6. In August 2008, the Company granted 20,000 shares of common stock to a consultant for services rendered. The value of stock grant recognized for the years ended December 31, 2011, 2010 and 2009 were $nil, $nil and $125,647 respectively.

7. In July 2009, the Company granted an aggregate of 360,000 shares of common stock to the independent directors of the Company for their services to the Company covering the period from July 2, 2009 to July 1, 2010. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Peter Mak: 120,000 shares; Ronald Lee: 120,000 shares; and Gerald Godfrey:120,000 shares. Such shares with par value of $0.001 were issued on July 28, 2009 but will not be vested until July 1, 2010 after which the relevant share certificate will be handed to the independent directors. However, Mr. Mak resigned as directors on December 31, 2009. Therefore, he is no longer entitled to those shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil, $18,000 and $18,000 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 respectively.

8. In July 2009, the Company granted an aggregate of 400,000 shares of common stock to Jennifer Fu, Chief Financial Officer and one employee of the Company individually for their services to the Company covering the period from July 15, 2009 to July 14, 2011. Such shares with par value of $0.001 were issued on July 28, 2009 but will not vest until July 14, 2010 after which the relevant share certificate will be handed to the employees. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $7,500, $37,500 and $15,000 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 respectively.

9. In July 2009, NCN Group Management Limited entered into Executive Employment Agreements with Earnest Leung, Chief Executive Officer and Godfrey Hui, Deputy Chief Executive Officer. Pursuant to the agreements, Dr. Earnest Leung and Mr. Godfrey Hui were granted 6,000,000 and 2,000,000 shares, respectively, for their services rendered during the period from July 1, 2009 to June 30, 2011. Such shares with par value of $0.001 each were issued to the concerned executives on July 28, 2009. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $1,200,000 of deferred stock compensation amortized over requisite service period. The amortization of deferred stock compensation of $300,000, $600,000 and $300,000 were recorded as non-cash stock-based compensation and included in general and administrative expenses on the consolidated statement of operation for the years ended December 31, 2011, 2010 and 2009 respectively.

10. In August 2010, the Company granted an aggregate of 360,000 shares of common stock to the independent directors of the Company for their services to the Company covering the period from July 2, 2010 to July 1, 2011. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Ronald Lee: 120,000 shares; Gerald Godfrey: 120,000 shares; and Serge Choukroun: 120,000 shares. In connection with these stock grants and in accordance with ASC Topic 718 , the Company recognized $27,818, $26,181 and $nil of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 respectively.

11. In July 2011, the Board of Director granted an aggregate of 360,000 shares of common stock to the independent directors of the Company for their services rendered during the year from July 1, 2011 to June 30, 2012. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Ronald Lee, 120,000 shares; Gerald Godfrey, 120,000 shares; Serge Choukroun, 120,000 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $7,860, $nil and $nil of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 respectively.

12. In October 2011, the Company entered into three consultancy agreements with three consultants. Pursuant to the agreements, these three consultants were each granted 4,000,000 shares for services to be rendered during the period from October 15, 2011 to September 30, 2012. Such shares with par value of $0.001 each were issued to the concerned consultants in October 2011. In connection with these stock grants, the Company recognized $60,000, $nil and $nil of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 respectively.

(B) Conversion Option and Stock Warrants Issued in Notes Activities

On November 12, 2007, pursuant to the 12% Note and Warrant Purchase Agreement of $5,000,000, the Company issued warrants to purchase up to 50,000 shares of the Company’s common stock at the exercise price of $11.50 per share, which are exercisable for a period of two years to the 12% Note holder. The allocated proceeds to the warrants of $333,670 based on the relative fair value of 12% Convertible Promissory Notes and warrants were recorded as reduction in the carrying value of the note against additional paid-in capital. As the effective conversion price is higher than the Company’s market price of common stock at commitment date, no beneficial conversion existed.

On November 19, 2007, pursuant to the 3% Note and Warrant purchase Agreement, the Company issued warrants to purchase up to 480,000 shares of the Company’s common stock at the exercise price of $12.50 per share and 342,857 shares of the Company’s common stock at the exercise price of $17.50 per share associated with the convertible notes of $6,000,000 in the first closing. On November 28, 2007, the Company also issued warrants to purchase up to 720,000 shares of the Company’s common stock at the exercise price of $12.50 per share and 514,286 shares of the Company’s common stock at the exercise price of $17.50 per share. The allocated proceeds to these warrants were $2,490,000 in aggregate which were recorded as reduction in the carrying value of the notes against additional paid-in capital. As the effective conversion price after allocating a portion of the proceeds to the warrants was less than the Company’s market price of common stock at commitment date, it was considered to have a beneficial conversion feature with value of $4,727,272 recorded as a reduction in the carrying value of the notes against additional paid-in capital. Please refer to Note 11 – Convertible Promissory Note and Warrants for details.

On January 31, 2008, the Company issued $35,000,000 in 3% Convertible Promissory Notes and amended and restated $15,000,000 in 3% Convertible Promissory Notes issued in late 2007. In addition, the Company issued additional warrants to purchase 2,800,000 shares of the Company’s common stock at $12.50 per share and warrants to purchase 2,000,000 shares of the Company’s common stock at $17.50 per share. The allocated proceeds to these warrants were $5,810,000 in aggregate which were recorded as reduction in the carrying value of the notes against additional paid-in capital. As the effective conversion price after allocating a portion of the proceeds to the warrants was less than the Company’s market price of common stock at commitment date, it was considered to have a beneficial conversion feature with value of $11,030,303 recorded as a reduction in the carrying value of the notes against additional paid-in capital. Please refer to Note 11 – Convertible Promissory Note and Warrants for details.

(C) Debt Restructuring

On April 2, 2009, the Company entered into a new financing arrangement. Note 11 – Convertible Promissory Note and Warrants for details. Keywin exchanged 3% Convertible Promissory Notes in the principal amount of $45,000,000 and all accrued and unpaid interest thereon, for 61,407,093 shares of the Company’s common stock and an option to Keywin to purchase an aggregate of 24,562,837 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000, exercisable for a three-month period commenced on April 2, 2009. Accordingly, the Company reversed such 3% Convertible Promissory Notes of principal amount of $45,000,000 and all accrued and unpaid interest of $1,665,675 against additional paid-in capital. The Company also recognized a non-cash debt conversion charge of $10,204,627 against additional paid-in capital.

As part of new financing arrangement, the Company also issued $5,000,000 in the 1% Convertible Promissory Notes on April 2, 2009. As the conversion price was less than the Company’s market price of common stock at commitment date, it was considered to have a beneficial conversion feature with value of $1,447,745 recorded as a reduction in the carrying values of the notes against additional paid-in capital. For details, please refer to Note 11 – Convertible Promissory Note and Warrants.

On April 6, 2009, the Company issued an aggregate of 61,407,093 shares of the Company’s restricted common stock with par value of $0.001 each to Keywin accordingly.

(D) Changes in Deficit

The following table summarizes the changes in deficit for the year ended December 31, 2011:

	Noncontrolling Interests	NCN Common Stockholders	Total
Total deficit as of January 1, 2011	$-	$(3,524,536)	$(3,524,536)
Net loss	-	(2,102,548)	(2,102,548)
Other comprehensive income	-	13,929	13,929
Preferred stock	-	-	-
Common stock	-	12,000	12,000
Additional paid-in capital	-	83,678	83,678
Reversal of unrealized loss on available-for-sale securities	-	153,559	153,559
Deferred stock-based compensation	-	307,500	307,500
Total deficit as of December 31, 2011	$-	$(5,056,418)	$(5,056,418)

The following table summarizes the changes in deficit for the year ended December 31, 2010:

	Noncontrolling Interests	NCN Common Stockholders	Total
Total deficit as of January 1, 2010	$-	$(1,491,206)	$(1,491,206)
Net loss	-	(2,603,384)	(2,603,384)
Other comprehensive income	-	41,932	41,932
Preferred stock	-	-	-
Common stock	-	(120)	(120)
Additional paid-in capital	-	89,301	89,301
Change in unrealized loss on available-for-sale securities	-	(153,559)	(153,559)
Deferred stock-based compensation	-	592,500	592,500
Total deficit as of December 31, 2010	$-	$(3,524,536)	$(3,524,536)

The following table summarizes the changes in deficit for the year ended December 31, 2009:

	Noncontrolling Interests	NCN Common Stockholders	Total
Total deficit as of January 1, 2009	$-	$(23,356,217)	$(23,356,217)
Net loss	(24,173)	(37,359,188)	(37,383,361)
Other comprehensive (loss) income	(828)	27,483	26,655
Preferred stock	-	-	-
Common stock	-	70,296	70,296
Additional paid-in capital	-	60,026,420	60,026,420
Disposal of investment	25,001	-	25,001
Deferred stock-based compensation	-	(900,000)	(900,000)
Total deficit as of December 31, 2009	$-	$(1,491,206)	$(1,491,206)

(E) Restriction on payment of dividends

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

NOTE 14        RELATED PARTY TRANSACTIONS

Except as set forth below, during the years ended December 31, 2011, 2010 and 2009, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

In connection with debt restructuring in April 2009, a company of which the Company’s chief Executive officer and director (being appointed on July 15, 2009 and May 11, 2009 respectively) is the sole director, provided agency and financial advisory services to the Company. Accordingly, the Company paid an aggregate service fee of $350,000 of which $250,000 is recorded as issuance costs for 1% Convertible Promissory Notes and $100,000 is recorded as prepaid expenses and other current assets, net during the year ended December 31, 2009. Such $100,000 is refundable unless Keywin Option is exercised and completed.

On July 1, 2009, the Company and Keywin, of which the Company’s chief executive officer and director is the director and his spouse is the sole shareholder, entered into an Amendment, pursuant to which the Company agreed to extend the exercise period for the Keywin Option under the Note Exchange and Option Agreement between the Company and Keywin, to purchase an aggregate of 24,562,837 shares of our common stock for an aggregate purchase price of $2,000,000, from a three-month period ended on July 1, 2009, to a six-month period ended October 1, 2009. The exercise period for the Keywin option was subsequently further extended to a nine-month period ended January 1, 2010, pursuant to the Second Amendment. On January 1, 2010, the Company and Keywin entered into the third Amendment, pursuant to which the Company agreed to further extend the exercise period to an eighteen-month period ended on October 1, 2010, and provide the Company with the right to unilaterally terminate the exercise period upon 30 days’ written notice. On September 30, 2010, the exercise period for the Keywin Option was further extended to a twenty-seven-month period ended on June 30, 2011. On June 1, 2011, the exercise period for the Keywin Option was further extended to a thirty-three-month period ending on January 1, 2012. On December 30, 2011, the exercise period for the Keywin Option was further extended to a thirty-nine-month period ending on July 1, 2012.

During the years ended December 31, 2011, 2010 and 2009, the Company recorded a fee of $117,357, $106,154 and $17,692 respectively for use of office facilities, for which the related company is the tenant. As of December 31, 2011 and 2010, the Company recorded an amount of $nil and $26,538 payable to the related company respectively. Such payables were included in accounts payable, accrued expenses and other payables on the consolidated balance sheets. The amount is unsecured, bears no interest and repayable on demand.

During the year ended December 31, 2011, the Company received a loan of $100,000 from its shareholder, Keywin. The amount is unsecured, bears no interest and repayable on demand. Such loan was fully settled by the Company during the year ended December 31, 2011.

During the year ended December 31, 2011, the Company received loans of $297,868 from its directors and repaid a loan of $68,124 to its directors. As of December 31, 2011, the Company recorded an amount of $229,744 payable to directors. Such payable was included in accounts payable, accrued expenses and other payables on the consolidated balance sheets. The amount is unsecured, bears no interest and repayable on demand.

NOTE 15        NET LOSS PER COMMON SHARE

Net loss per share information for the years ended December 31, 2011, 2010 and 2009 was as follows:

	2011	2010	2009
Numerator:
Net loss attributable to NCN common stockholders	$(2,102,548)	$(2,603,384)	$(37,359,188)
Denominator :
Weighted average number of shares outstanding, basic	86,970,220	84,509,069	63,576,461
Effect of dilutive securities	-	-	-
Options and warrants	-	-	-
Weighted average number of shares outstanding, diluted	86,970,220	84,509,069	63,576,461

Net loss per common share – basic and diluted	$(0.02)	$(0.03)	$(0.59)

The diluted net loss per common share is the same as the basic net loss per common share for the years ended December 31, 2011, 2010 and 2009 as the ordinary shares issuable under stock options and warrants outstanding are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. The securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because of anti-dilutive effect as of December 31, 2011, 2010 and 2009 were summarized as follows:

	2011	2010	2009
Potential common equivalent shares:
Stock warrants for services (1)	-	-	-
Conversion feature associated with convertible promissory notes to common stock	42,992,261	42,992,261	42,992,261
Common stock to be granted to directors executives and employees for services (including non-vested shares)	-	-	-
Common stock to be granted to consultants for services (including non-vested shares)	20,000	20,000	20,000
Stock options granted to Keywin	9,905,555	12,407,458	18,891,550
Total	52,917,816	55,419,719	61,903,811

Remarks:

(1)
As of December 31, 2011, the number of potential common equivalent shares associated with warrants issued for services was nil, which was related to a warrant to purchase 20,000 shares of common stock issued by the Company to a consultant in 2006 for service rendered at an exercise price of $3.50, which will expire in August 2016.

NOTE 16               BUSINESS SEGMENTS FROM CONTINUING OPERATIONS

The Company operates in one single business segment: Media Network, providing out-of home advertising services.

Geographic Information

The Group operates in the PRC and all of the Company’s long lived assets are located in the PRC.

Major Customers

An analysis of percentage of advertising sales to major customers is as follows:
	2011	2010	2009
Customer A	-	16%	16%
Customer B	-	11%	-
Customer C	-	-	15%
Customer D	-	-	15%
Customer E	-	-	11%
Customer F	19%	-	-
Customer G	11%	-	-
Customer H	10%	-	-

NOTE 17        INCOME TAXES

Income is subject to taxation in various countries in which the Company operates. The loss before income taxes and noncontrolling interests by geographical locations for the years ended December 31, 2011, 2010 and 2009 was summarized as follows:

	2011	2010	2009
United States	$1,034,827	$735,120	$32,127,551
Foreign	1,067,721	1,868,264	5,255,810
	$2,102,548	$2,603,384	$37,383,361

Income tax expenses by geographical locations for the years ended December 31, 2011, 2010 and 2009 were summarized as follows:

	2011	2010	2009
Current
United States	$-	$-	$-
Foreign	-	-	-
	$-	$-	$-
Deferred
United States	$-	$-	$-
Foreign	-	-	-
	$-	$-	$-

The reconciliation of the effective income tax of the Company to the U.S. federal statutory rate was as follows:

	2011	2010	2009
Expected income tax benefit	$714,866	$885,151	$12,710,342
Operating loss carried forward	(179,200)	(97,153)	(864,141)
Nondeductible expenses	(172,641)	(152,788)	(10,059,226)
Tax effect on foreign income which is not subject U.S. federal corporate income tax rate of 34%	(363,025)	(635,210)	(1,786,975)
	$-	$-	$-

An analysis of the Company’s deferred tax liabilities and deferred tax assets as of December 31, 2011, 2010 and 2009 was as follows:

	2011	2010	2009
Deferred tax assets:
Effect of net operating loss carried forward	$7,763,009	$7,583,809	$7,486,656
Less: valuation allowance	(7,763,009)	(7,583,809)	(7,486,656)
Net deferred tax assets	$-	$-	$-

The Company provided a full valuation allowance against the deferred tax assets as of December 31, 2011, 2010 and 2009 due to the uncertainty surrounding the realizability of these benefits in future tax returns.

NOTE 18 SUBSEQUENT EVENTS

Legal Proceedings
The Company derived all its revenues from its operation of the 52 roadside advertising panels along Nanjing Road in Shanghai, China (the “Shanghai Road Project”) for the year ended December 31, 2011. On March 13, 2012, Yi Gao received a legal letter dated March 12, 2012 from the legal counsel of Shanghai Chuangtian Advertising Company Limited (“Chuangtian”), the authorizing party of the Shanghai Road Project, demanding the payment of right fees totaling RMB1,157,000 (equivalent to approximately US$182,000 at the then-prevailing exchange rate) together with late payment surcharges of RMB30,000 (equivalent to approximately US$5,000 at the then-prevailing exchange rate) before March 16, 2012. Such payment was due on February 15, 2012 pursuant to the concession right contract. The letter alleged Yi Gao breached the concession right contract and Chuangtian may exercise its right to terminate this contract and take legal actions if Yi Gao did not make the payment before March 16, 2012. On March 21, 2012, Yi Gao made payment of RMB657,000 (equivalent to approximately US$104,000 at the then-prevailing exchange rate) to Chuangtian.

On March 27, 2012, Yi Gao received a second legal letter dated March 21, 2012 from the legal counsel of Chuangtian, demanding the payment of right fees totaling RMB537,000 (equivalent to approximately US$85,000 at the then-prevailing exchange rate) together with late payment surcharges of RMB10,700 (equivalent to approximately US$2,000 at the then-prevailing exchange rate) before March 31, 2012. The letter alleged Yi Gao breached the concession right contract and Chuangtian may exercise its right to terminate this contract and take legal actions if Yi Gao did not make the payment before March 31, 2012. Yi Gao made payments of RMB500,000 (equivalent to approximately  US$79,000 at the then-prevailing exchange rate) and RMB47,700 (equivalent to approximately US$8,000 at the then-prevailing exchange rate) to Chuangtian on March 30, 2012 and April 5, 2012, respectively.

Pursuant to the legal opinion dated April 12, 2012 issued by a PRC legal counsel, the concession right contract should be executed as originally agreed due to the fact that Yi Gao had settled the rights fee of RMB1,157,000 within the grace period as offered by Chuangtian. No legal proceedings have been taken by Chuangtian and the Company continues to operate the respective advertising panels pursuant to the concession right contract as of the date this annual report.

Convertible promissory notes
The 1% Convertible Promissory Notes matured on April 1, 2012 and on the same date, the Company and the respective holders agreed to 1) extend the maturity date of the 1% Convertible Promissory Notes for a period of two years and 2) modify the 1% Convertible Promissory Notes to be convertible at any time into shares of the Company’s common stock at an conversion price of $0.09304 per share, subject to customary anti-dilution adjustments. In all other respects not specifically mentioned, the terms of the 1% Convertible Promissory Notes shall remain the same and shall be fully enforceable in accordance with its terms.

Pursuant to ASC Topic 470-50 and ASC Topic 470-50-40, the Company determined that the original convertible notes and the modified convertible notes had substantially different terms and hence the fair value of the embedded beneficial conversion feature of the modified convertible notes, which amounted to approximately $3.6 million would be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The respective debt discount will be amortized over the term of the modified convertible notes from the respective date of agreement using the effective interest method.

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

3.4
Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on September 16, 2011 (incorporated herein by reference from Exhibit 3.1 to Registrant's Current Report on Form 8-K filed with the SEC on September 19, 2011).

3.5	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on September 16, 2011. *
4.1	Form of Registrant’s Common Stock Certificate (incorporated herein by reference from Exhibit 4.1 to Registrant's Current Report on Form S-8 filed with the SEC on July 30, 2010).
4.2	Form of Registrant’s Common Stock Certificate*
4.3
Form of Amended and Restated Secured Convertible Promissory Note, in connection with 3% Convertible Promissory Notes and Warrants. (incorporated herein by reference from Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2008)

4.4
Form of Warrant, in connection with 3% Convertible Promissory Notes and Warrants. (incorporated herein by reference from Exhibit 4.2 to Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2008).

4.5
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

4.7
TEDA Travel Group, Inc. 2004 Stock Incentive Plan, effective on April 16, 2004 (incorporated herein by reference from Exhibit 4.1 to Registrant's Registration Statement on Form S-8 filed with the SEC on April 22, 2004)

4.8
2007 Stock Option/Stock Issuance Plan, effective on April 6, 2007 (incorporated herein by reference from Exhibit 10.1 to Registrant's Registration Statement on Form S-8 filed with the SEC on April 6, 2007)

4.9
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

4.11	Network CN Inc. Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference from Exhibit 4.1 to Registrant's Current Report on Form S-8 filed with the SEC on July 30, 2010).
10.1
Note and Warrant Purchase Agreement, in connection with 3% Convertible Promissory Notes, dated November 19, 2007. (incorporated herein by reference from Exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the SEC on November 26, 2007). Un-redacted Note and Warrant Purchase Agreement ( incorporated herein by reference from Exhibit 10.1 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.2
First Amendment to Note and Warrant Purchase Agreement, in connection with 3% Convertible Promissory Notes, dated January 31, 2008 (incorporated herein by reference from to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2008)

10.3
Security Agreement, in connection with 3% Convertible Promissory Notes, dated January 31, 2008, by and among the Company and Sculptor Finance (MD) Ireland Limited, as Collateral Agent for and representative of the investors. (incorporated herein by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2008)

10.4
Registration Rights Agreement, dated November 19, 2007, by and among (i) Network CN Inc., Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited and Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P. (incorporated herein by reference from Exhibit 99.4 to Registrant's Current Report on Form 8-K filed with the SEC on November 26, 2007)

10.5
Share Purchase Agreement, dated January 1, 2008, by and among Network CN Inc. and Cityhorizon BVI, Lianhe, Bona and Liu Man Ling, an individual and sole shareholder of Cityhorizon BVI. (incorporated herein by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on January 7, 2008)

10.6
Note and Warrant Purchase Agreement, in connection with 12% Convertible Promissory Note and Warrants, dated November 12, 2007, between the Company and Wei An Developments Limited.(incorporated herein by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on November 14, 2007)

10.7
Stock Purchase Agreement, dated September 1, 2008, between Zhanpeng Wang, an individual, and NCN Group Limited, to dispose of non-media business. (incorporated herein by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 3, 2008)

10.8
Note Exchange Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P. (incorporated herein by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on April , 2009)

10.9
Note Exchange and Option Agreement, dated April 2, 2009, between the Company and Keywin Holdings Limited. (incorporated herein by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.10
Letter Agreement and Termination of Investor Rights Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd., OZ Global Special Investments Master Fund, L.P. and Keywin Holdings Limited. (incorporated herein by reference from Exhibit 10.3 to Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.11
Employment Agreement, dated July 15, 2009, between the Company and Earnest Leung. (incorporated herein by reference from Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.12
Employment Agreement, dated July 15, 2009, between the Company and Godfrey Hui. (incorporated herein by reference from Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.13
Amendment No. 1 to Note Exchange and Option Agreement, dated July 1, 2009, between Keywin Holdings Limited and the Company. (incorporated herein by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.14
Amendment No. 2 to Note Exchange and Option Agreement dated September 30, 2009, between Keywin Holding Limited and the Company. (incorporated herein by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009)

10.15
Amendment No. 3 to Note Exchange and Option Agreement, dated January 1, 2010, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2010)

10.16
Amendment No. 4 to Note Exchange and Option Agreement, dated September 30, 2010, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 8, 2010)

10.17
Amendment No. 5 to Note Exchange and Option Agreement, dated June 1, 2011, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)

10.18	Amendment No. 6 to Note Exchange and Option Agreement, dated December 30, 2011, between Keywin Holding Limited and the Company*
10.19
Lease Agreement, dated November 1, 2009, between NCN Group Management Limited and Vision Tech International Holdings Limited (incorporated herein by reference from Exhibit 10.24 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2010)

10.20
Lease Agreement, dated May 1, 2010, between NCN Group Management Limited and China Boon Holdings Limited (incorporated herein by reference from Exhibit 10.18 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 18, 2011).

10.21
Lease Agreement, dated November 1, 2010, between NCN Group Management Limited and China Boon Holdings Limited (incorporated herein by reference from Exhibit 10.19 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 18, 2011)

10.22
Lease Agreement, dated February 1, 2011, between NCN Group Management Limited and China Boon Holdings Limited (incorporated herein by reference from Exhibit 10.20 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 18, 2011).

10.23	Lease Agreement, dated February 15, 2012, between NCN Group Management Limited and Leighton Property Company Limited*
10.24
Purchase and Sales Agreement dated January 24, 2007, by and among Crown Winner International Limited, Zhang Lina and Zhang Qinxiu for the acquisition of Quo Advertising. (incorporated herein by reference from Exhibit 10.25 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.25
Exclusive Management Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Bona and Bona’s PRC shareholders, namely Mr Dayong Hao and Mr. Kaiyin Liu  (incorporated herein by reference from Exhibit 10.26 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.26
Exclusive Technology Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Bona and Bona’s PRC shareholders, namely Mr Dayong Hao and Mr. Kaiyin Liu  (incorporated herein by reference from Exhibit 10.27 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.27
Equity Pledge Agreement dated January 1, 2008, between Lianhe and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu (incorporated herein by reference from Exhibit 10.28 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.28
Option Agreement dated January 1, 2008, between Lianhe and Bona’s PRC shareholders, namely Mr Dayong Hao and Mr. Kaiyin Liu  (incorporated herein by reference from Exhibit 10.29 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.29
Exclusive Management Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu (incorporated herein by reference from Exhibit 10.30 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.30
Exclusive Technology Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu (incorporated herein by reference from Exhibit 10.31 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.31
Equity Pledge Agreement dated January 1, 2008, between Lianhe and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu (incorporated herein by reference from Exhibit 10.32 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.32
Option Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu (incorporated herein by reference from Exhibit 10.33 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.33
Agreement in connection with the transfer of operation from Quo Advertising to Yi Gao dated January 1, 2010, by and among Quo Advertising, Linkrich Enterprise, Mr. Hao Da Yong, Ms. Shen Xiao Zhou, Ms. Kang Qian and Ms. Ying Zhen Zhen. (incorporated herein by reference from Exhibit 10.34 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.34
Declaration of Trust in connection with Quo Advertising holding 30% equity interest of Yi Gao on behalf of Linkrich Enterprise dated January 1, 2010 (incorporated herein by reference from Exhibit 10.35 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.35
Consultancy Agreement in connection with debt restructuring dated December 1, 2008, between NCN Group Ltd and Statezone Limited (incorporated herein by reference from Exhibit 10.36 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.36
Sino-Foreign Cooperative Joint Venture Agreement for Yi Gao Shanghai Advertising Limited dated January 1, 2009, between Quo Advertising and Linkrich Enterprise (incorporated herein by reference from Exhibit 10.33 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 18, 2011)

14.1
Code of Business Conduct and Ethics for Network CN Inc. as approved and amended by the Board of Directors as of September 1, 2007 and September 29, 2008 respectively (incorporated herein by reference from Exhibit 14.1 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 18, 2011)

21.1	Subsidiaries of the registrant.*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 * Filed herewith.