Form 10-Q
period 2012-03-31
NETWORK CN INC
filed 2012-05-21
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 21, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	97,045,008

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NETWORK CN INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Note	As of March 31, 2012	As of December 31, 2011
ASSETS
Current Assets
Cash		$36,683	$65,623
Accounts receivable, net	5	203,557	146,140
Prepayments for advertising operating rights, net	6	347,727	182,969
Prepaid expenses and other current assets, net	7	189,633	193,424
Deferred charges, net		10,973	31,692
Total Current Assets		788,573	619,848

Equipment, Net		378,249	363,596

TOTAL ASSETS		$1,166,822	$983,444

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	8	$1,890,342	$1,227,782
1% convertible promissory notes due 2012, net	9	4,949,238	4,812,080
Total Current Liabilities		6,839,580	6,039,862

TOTAL LIABILITIES		6,839,580	6,039,862

COMMITMENTS AND CONTINGENCIES	10

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding
Common stock, $0.001 par value, 400,000,000 shares authorized Shares issued and outstanding:96,504,467 as of March 31, 2012 and December 31, 2011		96,504	96,504
Additional paid-in capital		119,842,270	119,835,325
Accumulated deficit		(127,342,497)	(126,719,052)
Accumulated other comprehensive income		1,730,965	1,730,805
TOTAL STOCKHOLDERS’ DEFICIT	11	(5,672,758)	(5,056,418)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$1,166,822	$983,444

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

		Three Months Ended
	Note	March 31, 2012	March 31, 2011
REVENUES
Advertising services		$406,775	$396,703

COST OF REVENUES
Cost of advertising services		(278,685)	(299,756)

GROSS PROFIT		128,090	96,947

OPERATING EXPENSES
Selling and marketing		(93,954)	(130,470)
General and administrative		(484,120)	(634,279)
Total Operating Expenses		(578,074)	(764,749)

LOSS FROM OPERATIONS		(449,984)	(667,802)

OTHER INCOME
Interest income		66	58
Total Other Income		66	58

INTEREST AND OTHER DEBT-RELATD EXPENSES
Amortization of deferred charges and debt discount	9	(157,877)	(141,862)
Interest expense	8&9	(15,650)	(12,329)
Total Interest and Other Debt-Related Expenses		(173,527)	(154,191)

NET LOSS BEFORE INCOME TAXES		(623,445)	(821,935)
Income taxes		-	-
NET LOSS		$(623,445)	$(821,935)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized loss on available-for-sale securities, net of taxes		-	(41,026)
Foreign currency translation gain		160	7,199
Total Other Comprehensive Income (Loss)		160	(33,827)

COMPREHENSIVE LOSS		$(623,285)	$(855,762)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	13	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	13	96,504,467	84,504,467

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	Three Months Ended
	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(623,445)	$(821,935)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization:
Equipment	60,220	80,790
Deferred charges and debt discount	157,877	141,862
Stock-based compensation for service	6,945	167,659
Loss on disposal of equipment	14,258	-
Gain from write-off of long-aged payables	-	(3,254)
Changes in operating assets and liabilities:
Accounts receivable, net	(57,417)	283,590
Prepayments for advertising operating rights, net	(163,878)	34,555
Prepaid expenses and other current assets, net	3,791	254,928
Accounts payable, accrued expenses and other payables	199,484	283,830
Net cash (used in) provided by operating activities	(402,165)	422,025

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(92,413)	(24,438)
Proceeds from sales of equipment	3,194	-
Net cash used in investing activities	(89,219)	(24,438)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from directors’ loans	117,948	-
Proceeds from short-term loans	345,128	-
Net cash provided by financing activities	463,076	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(632)	991

NET (DECREASE) INCREASE IN CASH	(28,940)	398,578

CASH, BEGINNING OF PERIOD	65,623	170,621

CASH, END OF PERIOD	$36,683	$569,199

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest paid	$-	$-

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

The unaudited condensed consolidated financial statements for the three months ended March 31, 2012 and 2011 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair presentation of financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the Securities and Exchange Commission on April 16, 2012.

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

Details of the Company’s principal subsidiaries and variable interest entity as of March 31, 2012 are described in Note 4 – Subsidiaries and Variable Interest Entity.

Reverse Stock Split

On July 5, 2011, the Board of Directors of the Company unanimously adopted a resolution approving an amendment to the Certificate of Incorporation to effect a 1-for-5 reverse stock split of all outstanding shares of common stock, which the Company effected on September 16, 2011 (the “Reverse Split”) and a reduction of its authorized shares of common stock from 2,000,000,000 to 400,000,000 shares.

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

Going Concern

The Company has experienced recurring net losses of $0.6 million and $0.8 million for the three months ended March 31, 2012 and 2011, respectively. Additionally, the Company has net cash used in operating activities of $0.4 million and net cash provided by operating activities of $0.4 million for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and December 31, 2011, the Company has a stockholders’ deficit of $5.7 million and $5.1 million, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In response to current financial conditions, the Company has undergone a drastic cost-cutting exercise, including reduction of the Company’s workforce, office rentals and other general and administrative expenses. The Company has also continued to strengthen its sales force in order to increase its sales volume. In addition, in 2011, the Company identified three media projects in China for which the Company is making a bid for consideration but the Company has not yet committed to any of these projects. If the Company is successful in its bid, the Company expects that these projects will improve the Company’s future financial performance. Accordingly, in October 2011, the Company engaged three independent consultants to provide consulting services in connection with the Company’s bid for the media projects. In February 2012, the Company secured a new media advertising project in Shanghai, China. The Company expects that the new project can generate positive cashflow to the Company.

The existing cash and cash equivalents together with highly liquid current assets are insufficient to fund the Company’s operations for the next twelve months. The Company will need to rely upon some combination of cash generated from the Company’s operations, the proceeds from the potential exercise of the outstanding option held by Keywin Holdings Limited (“Keywin”) to purchase $2 million in shares of the Company’s common stock, or proceeds from the issuance of the Company’s equity and debt securities as well as the exercise of the conversion option by the Company’s note holders to convert the notes to the Company’s common stock, in order to maintain the Company’s operations. Based on the Company’s best estimates, the Company believes that there are sufficient financial resources to meet the cash requirements for the coming twelve months and the unaudited condensed consolidated financial statements have been prepared on a going concern basis. However, there can be no assurance the Company will be able to continue as a going concern.

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

(B) Principles of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of Network CN Inc., its subsidiaries and its variable interest entity for which it is the primary beneficiary. A variable interest entity is an entity in which the Company, through contractual arrangements, bears the risks and enjoys the rewards normally associated with ownership of the entity. Upon making this determination, the Company is deemed to be the primary beneficiary of the entity, which is then required to be consolidated for financial reporting purposes. All significant intercompany transactions and balances have been eliminated upon consolidation.

(C) Use of Estimates

In preparing unaudited condensed consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Differences from those estimates are reported in the period they become known and are disclosed to the extent they are material to the unaudited condensed consolidated financial statements taken as a whole.

(D) Cash and Cash Equivalents

Cash includes cash on hand, cash accounts, and interest bearing savings accounts placed with banks and financial institutions. For the purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2012 and December 31, 2011, the Company had no cash equivalents.

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

The determination of current or noncurrent status for individual available-for-sale securities is made on the basis of whether or not the securities are considered working capital available for current operations under Accounting Standards Codification, or ASC, Topic 210-10-45. We determined that investments in available-for-sale securities have not been made for the purposes of control, affiliation, or other continuing business advantage. As of March 31, 2012 and December 31, 2011, the Company had no investment in available-for-sale securities.

(H) Equipment, Net

Equipment is stated at cost less accumulated depreciation and impairment losses, if any. Depreciation is provided on a straight-line basis over the assets’ estimated useful lives. The estimated useful lives are as follows:

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

(J) Deferred Charges, Net

Deferred charges are fees and expenses directly related to the issuance of convertible promissory notes, including placement agents’ fees. Deferred charges are capitalized and amortized over the life of the convertible promissory notes using the effective interest method. Amortization of deferred charges is included in amortization of deferred charges and debt discount on the unaudited condensed consolidated statements of operations while the unamortized balance is included in deferred charges on the unaudited condensed consolidated balance sheets. All the costs expected to be amortized after twelve months of the unaudited condensed consolidated balance sheet date are classified as non-current assets.

(K) Convertible Promissory Notes

On April 2, 2009, the Company issued new 1% unsecured senior convertible promissory notes to the previous 3% convertible promissory noteholders who agreed to cancel these 3% convertible promissory notes in the principal amount of $5,000,000 (including all accrued and unpaid interest thereon), and all of the warrants, in exchange for the new 1% unsecured senior convertible promissory notes in the principal amount of $5,000,000. The 1% convertible promissory notes bear interest at 1% per annum, payable semi-annually in arrears, mature on April 1, 2012, and are convertible at any time into shares of the Company’s common stock at a fixed conversion price of $0.1163 per share, subject to customary anti-dilution adjustments. Pursuant to ASC Topic 470-50 and ASC Topic 470-50-40, the Company determined that the original convertible notes and new convertible notes were with substantially different terms and hence the exchange was recorded as an extinguishment of original notes and issuance of new notes.

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

(M) Stock-based Compensation

The Company follows ASC Topic 718, using a modified prospective application transition method, which establishes accounting for stock-based awards in exchange for employee services. Under this application, the Company is required to record stock-based compensation expense for all awards granted after the date of adoption and unvested awards that were outstanding as of the date of adoption. ASC Topic 718 requires that stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized as expense over the requisite services period.

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

Accumulated other comprehensive income as presented on the condensed consolidated balance sheets consisted of the accumulative foreign currency translation adjustment at period end.

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

The diluted net loss per share is the same as the basic net loss per share for the three months ended March 31, 2012 and 2011, as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

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

The carrying value of the Company’s financial instruments, which consist of cash, accounts receivable, prepayments for advertising operating rights, prepaid expenses and other current assets, accounts payable, accrued expenses and other payables, and convertible promissory notes approximates fair value due to the short-term maturities.

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

(V) Recent Accounting Pronouncements

In April 2011, FASB issued ASU No. 2011-03 , Reconsideration of Effective Control for Repurchase Agreements. This update amends FASB Accounting Standards Codification, or ASC, Topic 860, specifically the criteria required to determine whether a repurchase agreement and similar agreements should be accounted for as sales of financial assets or secured borrowings with commitments. This update is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of ASU No. 2011-03 did not have a material impact on our financial statements.

In May 2011, FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs. This update clarifies the board's intent of current guidance, modifies and changes certain guidance and principles, and adds additional disclosure requirements concerning the three levels of fair value measurements. Specific amendments are applied to FASB ASC 820-10-35, Subsequent Measurement and FASB ASC 820-10-50, Disclosures. The amendments in this update are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The adoption of ASU No. 2011-04 did not have a material impact on our financial statements.

In May 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This update amends the FASB ASC Topic 220 to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. These amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This update should be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of ASU No. 2011-05 did not have a material impact on our financial statements.

In September 2011, FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This update is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of ASU No. 2011-08 did not have a material impact on our financial statements.

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

In December 2011, FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 . In order to defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this update supersede certain pending paragraphs in ASU No. 2011-05. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU No. 2011-12 did not have a material impact on our financial statements.

(W) Reclassifications

Certain amounts reported for prior year have been reclassified to conform to the current year’s presentation.

NOTE 4.                   SUBSIDIARIES AND VARIABLE INTEREST ENTITY

Details of the Company’s principal subsidiaries and variable interest entity as of March 31, 2012 were as follows:

Name	Place of Incorporation	Ownership/Control interest attributable to the Company	Principal activities
NCN Group Limited	British Virgin Islands (“BVI”)	100%	Investment holding
NCN Media Services Limited	BVI	100%	Investment holding
Linkrich Enterprise Advertising and Investment Limited	Hong Kong	100%	Investment holding
Cityhorizon Limited	Hong Kong	100%	Investment holding
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
Crown Eagle Investments Limited	Hong Kong	100%	Dormant
Crown Winner International Limited	Hong Kong	100%	Dormant
NCN Huamin Management Consultancy (Beijing) Company Limited	PRC	100%	Dormant
Huizhong Lianhe Media Technology Co., Ltd.	PRC	100%	Provision of high-tech services
Beijing Huizhong Bona Media Advertising Co., Ltd.	PRC	100%(1)	Provision of advertising services
Yi Gao Shanghai Advertising Limited (“Yi Gao”)	PRC	100%	Provision of advertising services
Remarks:

1) Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.

NOTE 5.	ACCOUNTS RECEIVABLE, NET

Accounts receivable, net as of March 31, 2012 and December 31, 2011 were as follows:

	As of March 31, 2012	As of December 31, 2011
Accounts receivable	$216,781	$159,362
Less: allowance for doubtful debts	(13,224)	(13,222)
Total	$203,557	$146,140

The Company recorded no allowance for doubtful debts for accounts receivables for the three months ended March 31, 2012 and 2011.

NOTE 6.	PREPAYMENTS FOR ADVERTISING OPERATING RIGHTS, NET

Prepayments for advertising operating rights, net as of March 31, 2012 and December 31, 2011 were as follows:

	As of March 31, 2012	As of December 31, 2011
Gross carrying amount	$1,295,596	$914,846
Less: accumulated amortization	(947,869)	(731,877)
Total	$347,727	$182,969

Total amortization expense of prepayments for advertising operating rights of the Company for the three months ended March 31, 2012 and 2011 were $215,346 and $175,448, respectively. The amortization expense of prepayments for advertising operating rights was included as cost of advertising services in the unaudited condensed consolidated statements of operations.

As the Company recorded a continuous net loss, the Company performed an impairment review of its prepayments for advertising operating rights. The Company recorded no impairment loss for the three months ended March 31, 2012 and 2011.

NOTE 7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of March 31, 2012 and December 31, 2011 were as follows:

	As of March 31, 2012	As of December 31, 2011
Payments from customers withheld by a third party	$1,526,090	$1,525,966
Other receivables	791	274
Prepaid expenses	133,958	155,075
Rental deposits	56,977	40,168
Sub-total	1,717,816	1,721,483
Less: allowance for doubtful debts	(1,528,183)	(1,528,059)
Total	$189,633	$193,424

The Company recorded no allowance for doubtful debts for prepaid expenses and other current assets for the three months ended March 31, 2012 and 2011.

NOTE 8.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of March 31, 2012 and December 31, 2011 were as follows:
	As of March 31, 2012	As of December 31, 2011
Accrued staff benefit and related fees	$555,282	$410,254
Accrued professional fee	119,763	115,615
Directors’ loans (Note 12)	347,692	229,744
Short-term loans (1,2&3)	345,128	-
Accrued interest expenses	28,253	12,603
Other accrued expenses	408,948	328,040
Other payables	85,276	131,526
Total	$1,890,342	$1,227,782

1)
On February 24, 2012, the Company received a loan of HKD1,000,000 (equivalent to $128,205) from an unrelated individual. The amount is unsecured, bears a monthly interest of 1.5% and is repayable by one month. The borrower and the Company agreed to shorten or extend the life of the short-term loan if the need arises.

2)	On March 20, 2012, the Company received a loan of $140,000 from an unrelated individual. The amount is unsecured, bears a monthly interest of 1.5% and is repayable on demand.

3)
On March 30, 2012, the Company received a loan of HKD600,000 (equivalent to $76,923) from an unrelated individual. The amount is unsecured, bears an annual interest of 12% and is repayable on April 13, 2012.

The interest expenses of the short-term loans for the three months ended March 31, 2012 and 2011 was $3,184 and $nil respectively.

NOTE 9.	CONVERTIBLE PROMISSORY NOTES AND WARRANTS

On April 2, 2009, the Company entered into a new financing arrangement with the holders of the 3% Convertible Promissory Notes and Warrants (“the 3% Convertible Notes Investors”) and Keywin.

Pursuant to a note exchange and option agreement, dated April 2, 2009 (the “Note Exchange and Option Agreement”), between the Company and Keywin, Keywin exchanged the 3% Convertible Promissory Notes in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 61,407,093 shares of the Company’s common stock and an option to purchase an aggregate of 24,562,837 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000, originally exercisable for a three-month period which commenced on April 2, 2009 (the “Keywin Option”). Pursuant to several subsequent amendments, the exercise period of such option was eventually extended to a thirty-nine-month period ending on July 1, 2012 and the Company has the right to unilaterally terminate the exercise period upon 30 days’ written notice. As of March 31, 2012, such option to purchase the Company’s common stock has not been exercised.

Pursuant to a note exchange agreement, dated April 2, 2009, among the Company and the the 3% Convertible Notes Investors, the parties agreed to cancel the 3% Convertible Promissory Notes in the principal amount of $5,000,000 (including all accrued and unpaid interest thereon), and all of the warrants, in exchange for the Company’s issuance of new 1% Unsecured Senior Convertible Promissory Notes due 2012 in the principal amount of $5,000,000 (the “1% Convertible Promissory Notes”). The 1% Convertible Promissory Notes bear interest at 1% per annum, payable semi-annually in arrears, mature on April 1, 2012, and are convertible at any time by the holder into shares of the Company’s common stock at an initial conversion price of $0.1163 per share, subject to customary anti-dilution adjustments. In addition, in the event of a default, the holders will have the right to redeem the 1% Convertible Promissory Notes at 110% of the principal amount, plus any accrued and unpaid interest. The parties also agreed to terminate the security agreement and release all security interests arising out of the 3% Note and Warrant Purchase Agreement and the 3% Convertible Promissory Notes.

Convertible promissory notes, net as of March 31, 2012 and December 31, 2011 were as follows:

	As of March 31, 2012	As of December 31, 2011
Gross carrying value	$5,000,000	$5,000,000
Less: Allocated intrinsic value of beneficial conversion feature	(1,447,745)	(1,447,745)
Add: Accumulated amortization of debt discount	1,396,983	1,259,825
	4,949,238	4,812,080
Less: Current portion	(4,949,238)	(4,812,080)
Non-current portion	$-	$-

The amortization of deferred charges and debt discount for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended
	March 31, 2012	March 31, 2011
Conversion Features	$137,158	$121,548
Deferred Charges	20,719	20,314
Total	$157,877	$141,862

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

The 1% Convertible Promissory Notes matured on April 1, 2012 and on the same date, the Company and the respective holders agreed tentatively to 1) extend the maturity date of the 1% Convertible Promissory Notes for a period of two years and 2) modify the 1% Convertible Promissory Notes to be convertible at any time into shares of the Company’s common stock at a conversion price of $0.09304 per share, subject to customary anti-dilution adjustments. In all other respects not specifically mentioned, the terms of the 1% Convertible Promissory Notes shall remain the same and shall be fully enforceable in accordance with its terms. The final agreement for extension and modification of the 1% Convertible Promissory Notes has not been signed up to the date of this quarterly report.

Interest Expense

The interest expenses of the 1% Convertible Promissory Notes for the three months ended March 31, 2012 and 2011 was $12,466 and $12,329, respectively.

NOTE 10.	COMMITMENTS AND CONTINGENCIES

(A) Commitments

1. Rental Lease Commitment

The Company’s existing rental leases do not contain significant restrictive provisions. The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases as of March 31, 2012:

Nine months ending December 31, 2012	$144,707
Fiscal years ending December 31,
2012	144,707
2013	146,837
2014	131,476
Thereafter	-
Total	$423,020

Rental expenses for the three months ended March 31, 2012 and 2011 were $60,317 and $55,313, respectively.

2. Annual Advertising Operating Rights Fee Commitment

The Company, through its PRC operating companies, has acquired advertising rights from third parties to operate different types of advertising panels for certain periods.

The following table sets forth the estimated future annual commitment of the Company with respect to the advertising operating rights of panels that the Company held as of March 31, 2012:

Nine months ending December 31, 2012	$548,952
Fiscal years ending December 31,
2012	548,952
2013	548,952
Thereafter	-
Total	$1,097,904

3. Capital commitments

As of March 31, 2012, the Company had commitments for capital expenditures in connection with construction of roadside advertising panels and mega-size advertising panels as well as the leasehold improvement of approximately $29,000.

(B) Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. Set forth below is a description of certain loss contingencies as of March 31, 2012 and management’s opinion as to the likelihood of loss in respect of loss contingency.

On March 13, 2012, Yi Gao received a legal letter dated March 12, 2012 from the legal counsel of Shanghai Chuangtian Advertising Company Limited (“Chuangtian”), the authorizing party of the Shanghai Road Project, demanding the payment of right fees totaling Renminbi (“RMB”) 1,157,000 (equivalent to approximately US$182,000 at the then-prevailing exchange rate) together with late payment surcharges of RMB30,000 (equivalent to approximately US$5,000 at the then-prevailing exchange rate) before March 16, 2012. Such payment was due on February 15, 2012 pursuant to the concession right contract. The letter alleged Yi Gao breached the concession right contract and Chuangtian may exercise its right to terminate this contract and take legal actions if Yi Gao did not make the payment before March 16, 2012. On March 21, 2012, Yi Gao made payment of RMB657,000 (equivalent to approximately US$104,000 at the then-prevailing exchange rate) to Chuangtian.

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

On April 17, 2012, Yi Gao received a letter dated April 9, 2012 from Chuangtian confirming the receipt of right fees of RMB1,157,000 and the late payment surcharge of RMB47,700. The letter stated that Chuangtian will not terminate the contact and will not take any legal action against Yi Gao caused by the delayed right fee payment due on Febuary 15, 2012. No legal proceedings have been taken by Chuangtian and the Company continues to operate the respective advertising panels pursuant to the concession right contract as of the date of this quarterly report.

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

(A)  Stock, Options and Warrants Issued for Services

1. In August 2006, the Company issued a warrant to purchase up to 20,000 shares of restricted common stock to a consultant at an exercise price $3.50 per share. One-fourth of the shares underlying the warrant became exercisable every 45 days beginning from the date of issuance. The warrant remains exercisable until August 25, 2016. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following assumptions and estimates: expected dividend 0%, volatility 192%, a risk-free rate of 4.5% and an expected life of one (1) year. The value of the warrant recognized for the three months ended March 31, 2012 and 2011 were $nil. As of March 31, 2012, none of the warrant was exercised.

2. In July 2009, the Company granted an aggregate of 400,000 shares of common stock to Jennifer Fu, our Former Chief Financial Officer and one employee of the Company individually for their services to the Company covering the period from July 15, 2009 to July 14, 2011. Such shares with par value of $0.001 were issued on July 28, 2009 but will not vest until July 14, 2010 after which the relevant share certificate will be handed to the employees. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil and $3,750 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2012 and 2011, respectively.

3. In July 2009, NCN Group Management Limited entered into Executive Employment Agreements with Earnest Leung, Chief Executive Officer and Godfrey Hui, Deputy Chief Executive Officer. Pursuant to the agreements, Dr. Earnest Leung and Mr. Godfrey Hui were granted 6,000,000 and 2,000,000 shares, respectively, for their services rendered during the period from July 1, 2009 to June 30, 2011. Such shares with par value of $0.001 each were issued to the concerned executives on July 28, 2009. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $1,200,000 of deferred stock compensation amortized over requisite service period. The amortization of deferred stock compensation of $nil and $150,000 were recorded as non-cash stock-based compensation and included in general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2012 and 2011, respectively.

4. In August 2010, the Company granted an aggregate of 360,000 shares of common stock to the independent directors of the Company for their services to the Company covering the period from July 2, 2010 to July 1, 2011. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Ronald Lee: 120,000 shares; Gerald Godfrey: 120,000 shares; and Serge Choukroun: 120,000 shares. In connection with these stock grants and in accordance with ASC Topic 718 , the Company recognized $nil and $13,909 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended March 31, 2012 and 2011, respectively.

5. In July 2011, the Board of Director granted an aggregate of 360,000 shares of common stock to the independent directors of the Company for their services rendered during the year from July 1, 2011 to June 30, 2012. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Ronald Lee, 120,000 shares; Gerald Godfrey, 120,000 shares; Serge Choukroun, 120,000 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $6,945 and $nil of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended March 31, 2012 and 2011, respectively.

NOTE 12.	RELATED PARTY TRANSACTIONS

Except as set forth below, during the three months ended March 31, 2012 and 2011, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

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

During the three months ended March 31, 2012 and 2011, the Company recorded a fee of $nil and $27,357, respectively for sharing an office with its facilities, of which the related company is the tenant.

During the three months ended March 31, 2012, the Company received additional loans of $117,948 from its director. As of March 31, 2012 and December 31, 2011, the Company recorded an amount of $347,692 and $229,744 payable to directors. Such payable was included in accounts payable, accrued expenses and other payables on the unaudited condensed consolidated balance sheets. The amount is unsecured, bears no interest and is repayable on demand.

NOTE 13.	NET LOSS PER COMMON SHARE

Net loss per common share information for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended
	March 31, 2012	March 31, 2011
Numerator:
Net loss	$(623,445)	$(821,935)
Denominator:
Weighted average number of shares outstanding, basic	96,504,467	84,504,467
Effect of dilutive securities	-	-
Options and warrants	-	-
Weighted average number of shares outstanding, diluted	96,504,467	84,504,467

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

The diluted net loss per common share is the same as the basic net loss per common share for the three months ended March 31, 2012 and 2011 as all potential common shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. The securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because of anti-dilutive effect as of March 31, 2012 and 2011 were summarized as follows:

	Three Months Ended
	March 31, 2012	March 31, 2011
Potential common equivalent shares:
Stock warrants for services*	-	-
Conversion feature associated with convertible promissory notes to common stock	42,992,261	42,992,261
Common stock to be granted to consultants for services (including non-vested shares)	20,000	20,000
Stock options granted to Keywin	12,853,888	18,489,084
Total	55,866,149	61,501,345

Remarks: * As of March 31, 2012, the number of potential common equivalent shares associated with warrants issued for services was nil, which was related to a warrant to purchase 20,000 shares of common stock issued by the Company to a consultant in 2006 for service rendered at an exercise price of $3.50, which will expire in August 2016.

NOTE 14.	BUSINESS SEGMENTS

The Company operates in one single business segment: Media Network, providing out-of home advertising services.

NOTE 15.	SUBSEQUENT EVENTS

The 1% Convertible Promissory Notes matured on April 1, 2012 and on the same date, the Company and the respective holders agreed tentatively to 1) extend the maturity date of the 1% Convertible Promissory Notes for a period of two years and 2) modify the 1% Convertible Promissory Notes to be convertible at any time into shares of the Company’s common stock at a conversion price of $0.09304 per share, subject to customary anti-dilution adjustments. In all other respects not specifically mentioned, the terms of the 1% Convertible Promissory Notes shall remain the same and shall be fully enforceable in accordance with its terms. The final agreement for extension and modification of the 1% Convertible Promissory Notes has not been signed up to the date of this quarterly report.

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

Total advertising revenues were $406,775 and $396,703 for the three months ended March 31, 2012 and 2011, respectively, but we had a net loss of $623,445 and $821,935 for the three months ended March 31, 2012 and 2011, respectively. Our results of operations were negatively affected by a variety of factors, which led to less than expected revenues and cash inflows during the fiscal year 2012, including the following:

•	the rising costs to acquire advertising rights due to competition among bidders for those rights;

•	slower than expected consumer acceptance of the digital form of advertising media;

•	strong competition from other media companies; and

•	many customers continued to be cost-conscious in their advertising budget especially on our new digital form of media.

To address these unfavorable market conditions, we have undertaken drastic cost-cutting measures commencing in the latter half of 2008, including reductions in our workforce, office rentals, selling and marketing related expenses and other general and administrative expenses. We have also re-assessed the commercial viability of each of our concession rights contracts and have terminated those of our concession rights that we determined were no longer commercially viable due to high annual fees. Management has also successfully negotiated some reductions in advertising operating rights fees under remaining contracts. During the period from May 2010 to January 2012, we have only kept one concession right contract to operate 52 roadside advertising panels along the Nanjing Road in Shanghai, China. Since the latter half of 2011, we have expanded our focus from LED media and have actively explored new prominent media projects in order to provide a wider range of media and advertising services and improve our financial performance.

We also completed a debt restructuring in April 2009. For details, please refer to Part II, “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. In the same year, the Company restructured its board composition and appointed Dr. Earnest Leung, as our Chief Executive Officer, in a bid to expand the Company and improve its financial performance.

In order to increase our operational efficiency and effectiveness, in early 2010, we began to restructure our organization by consolidating our PRC operations into one directly owned PRC entity, Yi Gao, in which we held a 70% majority equity interest at the time, with the remaining 30% minority equity interest controlled through a trust arrangement with Quo Advertising.   On January 20, 2011, the State Administration of Industry and Commerce approved Yi Gao to change from a sino-foreign equity advertising joint venture to our wholly owned foreign enterprise and issued Yi Gao an updated business license identifying Yi Gao is a wholly owned foreign enterprise of our Hong Kong subsidiary, Linkrich Enterprise and including operating an advertising business within its business scope. In accordance with our trust declaration agreement, Quo Advertising transferred its 30% minority equity interest on Yi Gao to our subsidiary, Linkrich Enterprise at no consideration. As a result of this transfer, we now hold 100% of the equity interest on Yi Gao through direct ownership and we no longer rely on the trust arrangement with Quo Advertising to control the 30% minority equity interest.

In February 2012, we secured a new media advertising project in Shanghai, China. Pursuant to a cooperative agreement entered into with Shanghai Shenpu Advertising & Decoration Co., Limited, we were granted the right to operate a mega-sized traditional advertising billboard located at Raffles City, Shanghai, and two mega-sized traditional advertising billboards located at different sections along Nanjing Road and Henan Road in Shanghai. The terms of the cooperative arrangement is one year with a renewal option. In the past, these three mega-sized advertising panels were mainly used by branded corporate customers such as Citibank, Nikon and Nintendo. and we expect that this trend will continue.

For more information relating to our business, please refer to Part I, “Item 1 - Business” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Recent Development

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

On April 1, 2012, the Company and the Note Holders agreed tentatively to 1) extend the maturity date of the 1% Unsecured Senior Convertible Promissory Notes for a period of two years and 2) modify the 1% Unsecured Senior Convertible Promissory Notes to be convertible at any time into shares of the Company’s common stock at a conversion price of $0.09304 per share, subject to customary anti-dilution adjustments. In all other respects not specifically mentioned, the terms of the 1% Unsecured Senior Convertible Promissory Notes shall remain the same and shall be fully enforceable in accordance with its terms. The final agreement for extension and modification of the 1% Unsecured Senior Convertible Promissory Notes has not been signed up to the date of this quarterly report.

Results of Operations

The following results of operations is based upon and should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto included in Part I – Financial Information, “Item 1. Financial Statement.” All amounts are expressed in U.S. dollars.

Comparison of Three Months Ended March 31, 2012 and March 31, 2011

Revenues – Our revenues consist primarily of income from out-of-home advertising panels. We recognize revenue in the period when advertisements are displayed. Revenues from advertising services for the three months ended March 31, 2012 were $406,775, as compared to $396,703 for the corresponding prior year period, an increase of 3%. The increase was mainly attributed to the revenue generated from a new media advertising project in Shanghai during the three months ended March 31, 2012. This increase was offset by $nil revenues generated from our advertising agency business in the three months ended March 31, 2012, as compared to $27,265 generated during the prior year period. The decrease in revenues generated from our advertising agency business was the result of increased competition in securing advertising agency business during the 2012 period.

Cost of Revenues – Cost of revenues primarily consists of fees to obtain rights to operate advertising panels, advertising agency service fees, media display equipment depreciation expenses and other miscellaneous expenses. Cost of revenues for the three months ended March 31, 2012 was $278,685, a decrease of 7% as compared to $299,756 for the three months ended March 31, 2011. The decrease was mainly attributable to the decrease in tax, production cost and the decrease in the cost of advertising agency business from $12,765 in the 2011 period to $nil in the 2012 period.  This decrease in cost was offset by an increase in the amortization of advertising operating rights fee by 22%, to $215,346 for the three months ended March 31, 2012, as compared to $175,448 for the corresponding prior year period, as a result of our new media advertising project in Shanghai during the three months ended March 31, 2012.

Gross Profit – Our gross profit for the three months ended March 31, 2012 was $128,090, as compared to $96,947 for the corresponding prior year period. The increase in gross profit was primarily driven by the increase in revenues and decrease in cost of revenues during the three months ended March 31, 2012.

Selling and Marketing Expenses – Selling and marketing expenses primarily consist of advertising and other marketing related expenses, compensation and related expenses for personnel engaged in sales and sales support functions. Selling and marketing expenses for the three months ended March 31, 2012 decreased by 28% to $93,954, as compared to $130,470 for the corresponding prior period.  The decrease was mainly due to (1) a restructuring of our sales team so as to enhance our operational effectiveness and efficiency and (2) our continuous cost cutting measures.

General and Administrative Expenses – General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, stock-based compensation expense for stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718, employee bonuses and other staff welfare and benefits, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses). General and administrative expenses for the three months ended March 31, 2012 decreased by 24% to $484,120, as compared to $634,279 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to (1) a decrease in stock-based compensation  amounting to $160,714, as a result of the completion of requisite service period in 2011 for certain previously granted stock, and (2) a decrease in provision of tax allowance from shares granted to executives amounting to $42,346, as a result of the decline in our stock price when the requisite service period was completed during the three months ended March 31, 2012.  The decrease was offset by a one-time demolition expense of $11,266 and a $14,258 increase in the loss of disposal of fixed assets during the 2012 period.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the three months ended March 31, 2012 increased to $173,527, or by 13%, as compared to $154,191 for the corresponding prior year period.  The increase was mainly due to the increase in amortization of deferred charges and debt discount. Such increase was as a result of our using the effective interest method for amortization.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended March 31, 2012 and 2011, because, the Company and all of its subsidiaries and variable interest entity operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $623,445 for the three months ended March 31, 2012, a decrease of 24%, as compared to a net loss of $821,935 for the corresponding prior year period. The decrease in net loss was driven by several factors, including the increase in revenues and the decrease in cost of revenue, selling and marketing expenses and general and administrative expenses, offset by the increase in interest expense and other debt-related expenses all as more particularly described above.

Liquidity and Capital Resources

As of March 31, 2012, we had cash of $36,683, as compared to $65,623 as of December 31, 2011, a decrease of $28,940.  The decrease was mainly attributable to the cash used in operating activities as a result of more prepayments for advertising operating rights made, delay of collection of accounts receivable and decreased receipts in advance from customers during the current quarter offset by the cash provided by directors’ loans and other short-term loans.

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31, 2012	March 31, 2011
Net cash (used in) provided by operating activities	$(402,165)	$422,025
Net cash used in investing activities	(89,219)	(24,438)
Net cash provided by financing activities	463,076	-
Effect of exchange rate changes on cash	(632)	991
Net (decrease) increase in cash	(28,940)	398,578
Cash, beginning of period	65,623	170,621
Cash, end of period	$36,683	$569,199

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2012 was $402,165, as compared to net cash provided by operating activities amounting to $422,025 for the corresponding prior year period. This was mainly attributable to more fees for advertising operating rights prepaid to suppliers, delay of collection of accounts receivable and decreased receipts in advance from customers during the three months ended March 31, 2012.

Our cash flow projections indicate that our current assets and projected revenues from our existing project will not be sufficient to fund operations over the next twelve months. This raises substantial doubt about our ability to continue as a going concern. We intend to rely on Keywin’s exercise of its outstanding option to purchase $2 million in shares of our common stock or on the issuance of additional equity and debt securities as well as on our note holders’ exercise of their conversion option to convert our notes to our common stock, in order to fund our operations. However, it may be difficult for us to raise funds in the current economic environment. We cannot give assurance that we will be able to generate sufficient revenue or raise new funds, or that Keywin will exercise its option before its expiration and our note holders will exercise their conversion option before the note is due. In any such case, we may not be able to continue as a going concern.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2012 was $89,219, as compared to $24,438 for the corresponding prior year period. The increase was mainly attributable to leasehold improvements paid for the relocation of our Hong Kong and Shanghai offices during the three months ended March 31, 2012.

Financing Activities

Net cash provided by financing activities was $463,076 for the three months ended March 31, 2012, as compared to $nil for the corresponding prior year period. The increase was mainly due to the receipt of directors’ loan and other short-term loans for financing our operations during the three months ended March 31, 2012.

Short-term Loan

On February 24, 2012, we received a loan of HKD1,000,000 (equivalent to $128,205) from an unrelated individual. The amount is unsecured, bears a monthly interest of 1.5% and is repayable by one month. The borrower and the Company agreed to shorten or extend the life of the short-term loan if the need arises.

On March 20, 2012, we received a loan of $140,000 from an unrelated individual. The amount is unsecured, bears a monthly interest of 1.5% and is repayable on demand.

On March 30, 2012, we received a loan of HKD600,000 (equivalent to $76,923) from an unrelated individual. The amount is unsecured, bears an annual interest of 12% and is repayable on April 13, 2012.

Advertising Operating Rights Fees

Advertising operating rights fees are the major cost of our advertising revenue. To maintain the advertising operating rights, we are required to pay advertising operating rights fees in accordance with payment terms set forth in contracts we entered into with various parties. These parties generally require us to prepay advertising operating rights fees for a period of time. The details of our advertising operating rights fees as of March 31, 2012 and 2011 were as follows:

	Three Months Ended
	March 31, 2012	March 31, 2011
Payment for prepayments for advertising operating rights	$380,516	$140,893

Amortization of prepayments for advertising operating rights	$215,346	$175,448

	As of March 31, 2012	As of December 31, 2011
Prepayments for advertising operating rights, net	$347,727	$182,969

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

Capital Expenditures

During the three months ended March 31, 2012 and 2011, we acquired equipment of $92,413 and $24,438 which were primarily financed by directors’ loans and short term loans, and the cash flows generated from our operations, respectively.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of March 31, 2012:

	Payments due by period
	Total	Due in 2012	Due in 2013- 2014	Due in 2015- 2016	Thereafter
Debt Obligations (a)	$5,000,000	$5,000,000	$-	$-	$-
Operating Lease Obligations (b)	423,020	144,707	278,313	-	-
Advertising Operating Rights Fee Obligations (c)	1,097,904	548,952	548,952	-	-
Purchase Obligations (d)	$29,000	$29,000	$-	$-	$-

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

(c) Advertising Operating Rights Fee Obligations. The Company, through its PRC operating companies, has acquired rights from third parties to operate roadside advertising panels along Nanjing Road in Shanghai whose lease terms expired in 2013 and a mega-sized advertising billboard located at Raffles City, Shanghai, China and two mega-sized advertising billboards located at different section along Nanjing Road and Henan Road in Shanghai, China, whose lease terms expired in 2013.

(d) Purchase Obligations. We are obligated to make payments under non-cancellable contractual arrangements with our vendors, principally for constructing our advertising panels and leasehold improvement.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Recent Accounting Pronouncements

In April 2011, FASB issued ASU No. 2011-03 , Reconsideration of Effective Control for Repurchase Agreements. This update amends FASB Accounting Standards Codification, or ASC, Topic 860, specifically the criteria required to determine whether a repurchase agreement and similar agreements should be accounted for as sales of financial assets or secured borrowings with commitments. This update is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of ASU No. 2011-03 did not have a material impact on our financial statements.

In May 2011, FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs. This update clarifies the board's intent of current guidance, modifies and changes certain guidance and principles, and adds additional disclosure requirements concerning the three levels of fair value measurements. Specific amendments are applied to FASB ASC 820-10-35, Subsequent Measurement and FASB ASC 820-10-50, Disclosures. The amendments in this update are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The adoption of ASU No. 2011-04 did not have a material impact on our financial statements.

In May 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This update amends the FASB ASC Topic 220 to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. These amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This update should be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of ASU No. 2011-05 did not have a material impact on our financial statements.

In September 2011, FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment . This update is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of ASU No. 2011-08 did not have a material impact on our financial statements.

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

In December 2011, FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 . In order to defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this update supersede certain pending paragraphs in ASU No. 2011-05. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU No. 2011-12 did not have a material impact on our financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that as of March 31, 2012, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

We have not sold any equity securities during the quarter ended March 31, 2012 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

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

Date: May 21, 2012	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Shirley Cheng
Shirley Cheng, Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)