Form 10-Q
period 2012-06-30
NETWORK CN INC
filed 2012-08-14
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 8, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	97,045,008

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NETWORK CN INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Note	As of June 30, 2012	As of December 31, 2011
ASSETS
Current Assets
Cash		$88,041	$65,623
Accounts receivable, net	5	145,053	146,140
Prepayments for advertising operating rights, net	6	247,489	182,969
Prepaid expenses and other current assets, net	7	163,990	193,424
Deferred charges, net		-	31,692
Total Current Assets		644,573	619,848

Equipment, Net		386,357	363,596

TOTAL ASSETS		$1,030,930	$983,444

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	8	$2,038,620	$1,227,782
1% convertible promissory notes due 2012, net	9	-	4,812,080
Capital lease obligation	10	9,874	-
Total Current Liabilities		2,048,494	6,039,862

1% convertible promissory notes due 2014, net	9	1,627,295	-
Capital lease obligation, net of current portion	10	46,261	-
Total Non-Current Liabilities		1,673,556	-

TOTAL LIABILITIES		3,722,050	6,039,862

COMMITMENTS AND CONTINGENCIES	11

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding
Common stock, $0.001 par value, 400,000,000 shares authorized Shares issued and outstanding: 97,045,008 and 96,504,467 as of June 30, 2012 and December 31, 2011 respectively		97,045	96,504
Additional paid-in capital		121,669,532	119,835,325
Accumulated deficit		(126,184,105)	(126,719,052)
Accumulated other comprehensive income		1,726,408	1,730,805
TOTAL STOCKHOLDERS’ DEFICIT	12	(2,691,120)	(5,056,418)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$1,030,930	$983,444

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

		Three Months Ended		Six Months Ended
	Note	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
REVENUES
Advertising services		$536,208	$323,071	$942,983	$719,774

COST OF REVENUES
Cost of advertising services		(352,637)	(268,710)	(631,322)	(568,466)

GROSS PROFIT		183,571	54,361	311,661	151,308

OPERATING EXPENSES
Selling and marketing		(91,352)	(113,455)	(185,306)	(243,925)
General and administrative		(495,701)	(32,962)	(979,821)	(667,241)
Total Operating Expenses		(587,053)	(146,417)	(1,165,127)	(911,166)

LOSS FROM OPERATIONS		(403,482)	(92,056)	(853,466)	(759,858)

OTHER INCOME (EXPENSES), NET
Interest income		36	31	102	89
Gain on extinguishment of debt	9	1,877,594	-	1,877,594	-
Other (expenses) income, net		4,467	(205,289)	4,467	(205,289)
Total Other Income (Expenses), Net		1,882,097	(205,258)	1,882,163	(205,200)

INTEREST AND OTHER DEBT-RELATED EXPENSES
Amortization of deferred charges and debt discount	9	(287,482)	(145,019)	(445,359)	(286,881)
Interest expense		(32,741)	(12,465)	(48,391)	(24,794)
Total Interest and Other Debt–Related Expenses		(320,223)	(157,484)	(493,750)	(311,675)

NET INCOME (LOSS) BEFORE INCOME TAXES		1,158,392	(454,798)	534,947	(1,276,733)
Income taxes		-	-	-	-
NET INCOME (LOSS)		$1,158,392	$(454,798)	$534,947	$(1,276,733)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized gain on available-for-sale securities, net of taxes		-	41,026	-	-
Foreign currency translation (loss) gain		(4,557)	2,772	(4,397)	9,971
Total Other Comprehensive (Loss) Income		(4,557)	43,798	(4,397)	9,971

COMPREHENSIVE INCOME (LOSS)		$1,153,835	$(411,000)	$530,550	$(1,266,762)

NET INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED	14	$0.012	$(0.005)	$0.006	$(0.015)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	14	96,777,707	84,504,457	96,641,087	84,504,457

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	Six Months Ended
	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$534,947	$(1,276,733)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization:
Equipment	126,631	123,448
Deferred charges and debt discount	445,359	286,881
Gain on extinguishment of debt	(1,877,594)	-
Stock-based compensation for service	113,890	335,318
Loss on disposal of equipment	14,258	-
Gain from write-off of long-aged payables	-	(3,254)
Loss from sales of available-for-sale securities	-	51,980
Non-cash impairment charges on available-for-sale securities	-	153,309
Changes in operating assets and liabilities:
Accounts receivable, net	1,087	313,732
Prepayments for advertising operating rights, net	(65,815)	134,928
Prepaid expenses and other current assets, net	29,434	204,270
Accounts payable, accrued expenses and other payables	251,105	(250,867)
Net cash (used in) provided by operating activities	(426,698)	73,012

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(168,614)	(24,438)
Proceeds from sales of equipment	3,194	-
Proceeds from sales of available-for-sale securities	-	17,501
Net cash used in investing activities	(165,420)	(6,937)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from directors’ loans	128,205	-
Proceeds from short-term loans	819,487	-
Proceeds from shareholder’s loan	-	100,000
Proceeds from capital lease financing	57,692	-
Repayment of directors’ loan	(42,831)	-
Repayment of short-term loans	(345,128)	-
Repayment of capital lease obligation	(1,557)	-
Net cash provided by financing activities	615,868	100,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,332)	(4,170)

NET INCREASE IN CASH	22,418	161,905

CASH, BEGINNING OF PERIOD	65,623	170,621

CASH, END OF PERIOD	$88,041	$332,526

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest paid	$6,030	$24,932

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.	INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Network CN Inc., its subsidiaries and variable interest entity (collectively “NCN” or the “Company” “we”, “our” or “us”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of our financial position and results of operations.

The condensed consolidated financial statements for the three and six months ended June 30, 2012 and 2011 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair presentation of financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the Securities and Exchange Commission on April 16, 2012.

NOTE 2.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Network CN Inc. was originally incorporated on September 10, 1993 in Delaware with headquarters in the Hong Kong Special Administrative Region of the People’s Republic of China (“PRC” or “China”).  Since August 2006, the Company has been principally engaged in the provision of out-of-home advertising in China through the operation of a network of roadside LED digital video panels, mega-size LED digital video billboards and light boxes in major cities.

Details of the Company’s principal subsidiaries and variable interest entity as of June 30, 2012 are described in Note 4 – Subsidiaries and Variable Interest Entity.

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

Going Concern

The Company has experienced net income of $534,947 and net loss of $1,276,733 for the six months ended June 30, 2012 and 2011, respectively. Additionally, the Company has net cash used in operating activities of $426,698 and net cash provided by operating activities of $73,012 for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012 and December 31, 2011, the Company has a stockholders’ deficit of $2,691,120 and $5,056,418, respectively. Furthermore, the Company has a working capital deficit of $1,403,921 and $5,420,014 as of June 30, 2012 and December 31, 2011, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

These unaudited condensed consolidated financial statements were prepared on a going concern basis. The Company has determined that the going concern basis of preparation is appropriate based on its estimates and judgments of future performance of the Company, future events and projected cash flows. At each balance sheet date, the Company evaluates its estimates and judgments as part of its going concern assessment. Based on its assessment, the Company believes there are sufficient financial and cash resources to finance the Company as a going concern in the next twelve months. Accordingly, management has prepared the unaudited condensed consolidated financial statements on a going concern basis..

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

(D) Cash and Cash Equivalents

Cash includes cash on hand, cash accounts, and interest bearing savings accounts placed with banks and financial institutions. For the purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2012 and December 31, 2011, the Company had no cash equivalents.

(E) Allowance for Doubtful Debts

Allowance for doubtful debts is made against receivables to the extent they are considered to be doubtful. Receivables in the unaudited condensed consolidated balance sheets are stated net of such allowance. The Company records its allowance for doubtful debts based upon its assessment of various factors. The Company considers historical experience, the age of the receivable balances, the credit quality of its customers, current economic conditions, and other factors that may affect customers’ ability to pay to determine the level of allowance required.

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

The determination of current or noncurrent status for individual available-for-sale securities is made on the basis of whether or not the securities are considered working capital available for current operations under Accounting Standards Codification, or ASC, Topic 210-10-45. We determined that investments in available-for-sale securities have not been made for the purposes of control, affiliation, or other continuing business advantage. As of June 30, 2012 and December 31, 2011, the Company had no investment in available-for-sale securities.

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

(K) Convertible Promissory Notes

1) Debt Restructuring and Issuance of 1% Convertible Promissory Note

On April 2, 2009, the Company issued new 1% unsecured senior convertible promissory notes to the previous 3% convertible promissory note holders who agreed to cancel these 3% convertible promissory notes in the principal amount of $5,000,000 (including all accrued and unpaid interest thereon), and all of the warrants, in exchange for the new 1% unsecured senior convertible promissory notes in the principal amount of $5,000,000. The 1% convertible promissory notes bear interest at 1% per annum, payable semi-annually in arrears, mature on April 1, 2012, and are convertible at any time into shares of the Company’s common stock at a fixed conversion price of $0.1163 per share, subject to customary anti-dilution adjustments. Pursuant to ASC Topic 470-50 and ASC Topic 470-50-40, the Company determined that the original convertible notes and new convertible notes were with substantially different terms and hence the exchange was recorded as an extinguishment of original notes and issuance of new notes.

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

2) Extension of 1% Convertible Promissory Note

The 1% convertible promissory notes matured on April 1, 2012 and on the same date, the Company and the note holders agreed tentatively to the following: 1) extension of the maturity date of the 1% convertible promissory notes for a period of two years and 2) modification of the 1% convertible promissory notes to be convertible at any time into shares of the Company’s common stock at a conversion price of $0.09304 per share, subject to customary anti-dilution adjustments. In all other respects not specifically mentioned, the terms of the 1% convertible promissory notes remain the same and are fully enforceable in accordance with their terms. The final agreement for extension and modification of the 1% convertible promissory notes has not been signed up to the date of this quarterly report. Pursuant to ASC Topic 470-50-40-10, the Company determined that the modification is substantially different and hence the modification was recorded as an extinguishment of notes and issuance of new notes. Pursuant to ASC Topic 470-20-40-3, the Company allocated the amount of the reacquisition price to the repurchased beneficial conversion feature using the intrinsic value of that conversion feature at the extinguishment date and the residual amount would be allocated to the convertible security. Thus, the Company recorded a gain on extinguishment of debt.

The Company determined the modified 1% convertible promissory notes to be conventional convertible instruments under ASC Topic 815-40-25. Its embedded conversion option was qualified for equity classification pursuant to ASC Topic 815-40, and ASC Topic 815-10-15-74. The embedded beneficial conversion feature was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The debt discount resulting from the allocation of proceeds to the beneficial conversion feature is amortized over the term of the 1% convertible promissory notes from the respective dates of issuance using the effective interest method.

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

The diluted net income (loss) per share is the same as the basic net income (loss) per share for the three and six months ended June 30, 2012 and 2011, as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

(Q) Operating Leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Payments made under operating leases are charged to the unaudited condensed consolidated statements of operations on a straight-line basis over the lease period.

(R) Capital Leases

Leases are classified as capital leases whenever the terms of the lease transfer substantially all the risks and rewards of ownership to lessee. Assets held under capital leases are initially recognized as assets at their fair value or, if lower, the present value of the minimum lease payments. Each lease payment is allocated between the liability and finance charges so as to achieve a constant rate on the finance balance outstanding. The interest elements of the finance cost is charged to the unaudited condensed consolidated statements of operations over the lease period so as to produce a constant rate of interest on the remaining balance of the liability for each period. The equipment acquired under finance leases is depreciated over the shorter of the useful life of the asset and the lease term.

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

(T) Fair Value of Financial Instruments

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

(X) Reclassifications

Certain amounts reported for prior year have been reclassified to conform to the current year’s presentation.

NOTE 4.                    SUBSIDIARIES AND VARIABLE INTEREST ENTITY

Details of the Company’s principal subsidiaries and variable interest entity as of June 30, 2012 were as follows:

Name	Place of Incorporation	Ownership/Control interest attributable to the Company	Principal activities
NCN Group Limited	British Virgin Islands (“BVI”)	100%	Investment holding
NCN Media Services Limited	BVI	100%	Investment holding
Linkrich Enterprise Advertising and Investment Limited	Hong Kong	100%	Investment holding
Cityhorizon Limited	Hong Kong	100%	Investment holding
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
Crown Eagle Investments Limited	Hong Kong	100%	Dormant
Crown Winner International Limited	Hong Kong	100%	Dormant
NCN Huamin Management Consultancy (Beijing) Company Limited	PRC	100%	Dormant
Huizhong Lianhe Media Technology Co., Ltd.	PRC	100%	Provision of high-tech services
Beijing Huizhong Bona Media Advertising Co., Ltd.	PRC	100%(1)	Provision of advertising services
Yi Gao Shanghai Advertising Limited (“Yi Gao”)	PRC	100%	Provision of advertising services
Remarks:

1) Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.

NOTE 5.	ACCOUNTS RECEIVABLE, NET

Accounts receivable, net as of June 30, 2012 and December 31, 2011 were as follows:

	As of June 30, 2012	As of December 31, 2011
Accounts receivable	$158,204	$159,362
Less: allowance for doubtful debts	(13,151)	(13,222)
Total	$145,053	$146,140

The Company recorded no allowance for doubtful debts for accounts receivables for the three and six months ended June 30, 2012 and 2011.

NOTE 6.	PREPAYMENTS FOR ADVERTISING OPERATING RIGHTS, NET

Prepayments for advertising operating rights, net as of June 30, 2012 and December 31, 2011 were as follows:

	As of June 30, 2012	As of December 31, 2011
Gross carrying amount	$1,470,310	$914,846
Less: accumulated amortization	(1,222,821)	(731,877)
Total	$247,489	$182,969

Total amortization expense of prepayments for advertising operating rights of the Company for the three months ended June 30, 2012 and 2011 were $281,168 and $177,456, respectively, while for the six months ended June 30, 2012 and 2011 amounted to $496,513 and $352,904, respectively. The amortization expense of prepayments for advertising operating rights was included as cost of advertising services in the unaudited condensed consolidated statements of operations.

As the Company recorded a continuous net loss from operations, the Company performed an impairment review of its prepayments for advertising operating rights. The Company recorded no impairment loss for the three and six months ended June 30, 2012 and 2011.

NOTE 7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of June 30, 2012 and December 31, 2011 were as follows:

	As of June 30, 2012	As of December 31, 2011
Payments from customers withheld by a third party	$1,517,554	$1,525,966
Other receivables	786	274
Prepaid expenses	110,342	155,075
Rental deposits	54,944	40,168
Sub-total	1,683,626	1,721,483
Less: allowance for doubtful debts	(1,519,636)	(1,528,059)
Total	$163,990	$193,424

The Company recorded no allowance for doubtful debts for prepaid expenses and other current assets for the three and six months ended June 30, 2012 and 2011.

NOTE 8.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of June 30, 2012 and December 31, 2011 were as follows:

	As of June 30, 2012	As of December 31, 2011
Accrued staff benefit and related fees	$652,295	$410,254
Accrued professional fees	89,187	115,615
Directors’ loans (Note 13)	315,118	229,744
Short-term loans (1,2,3&4)	474,359	-
Accrued interest expenses	37,397	12,603
Other accrued expenses	411,366	328,040
Other payables	58,898	131,526
Total	$2,038,620	$1,227,782

1) On April 13, 2012, we received a loan of HKD3,000,000 (equivalent to $384,615) from an unrelated individual. The amount is unsecured, bears a monthly interest of 1.5% and shall be repayable before May 12, 2012.  However, according to the agreement, the Company shall have the option to shorten or extend the life of the short-term loan if the need arises and the Company has agreed with the lender to extend the short-term loan on due date.  Up to the date of this quarterly report, such loan has not yet been repaid.

2) On April 17, 2012, we received a loan of HKD200,000 (equivalent to $25,641) from an unrelated individual. The amount is unsecured, bears a monthly interest of 1.5% and shall be repayable before May 16, 2012.  However, according to the agreement, the Company shall have the option to shorten or extend the life of the short-term loan if the need arises and the Company has agreed with the lender to extend the short-term loan on due date.  Up to the date of this quarterly report, such loan has not yet been repaid.

3) On May 2, 2012, we received a loan of HKD200,000 (equivalent to $25,641) from an unrelated individual. The amount is unsecured, bears a monthly interest of 1.5% and shall be repayable before June 1, 2012.  However, according to the agreement, the Company shall have the option to shorten or extend the life of the short-term loan if the need arises and the Company has agreed with the lender to extend the short-term loan on due date.  Up to the date of this quarterly report, such loan has not yet been repaid.

4) On May 17, 2012, we received a loan of HKD300,000 (equivalent to $38,462) from an unrelated individual. The amount is unsecured, bears a monthly interest of 1.5% and shall be repayable before June 16, 2012.  However, according to the agreement, the Company shall have the option to shorten or extend the life of the short-term loan if the need arises and the Company has agreed with the lender to extend the short-term loan on due date.  Up to the date of this quarterly report, such loan has not yet been repaid.

The interest expenses of the short-term loans for the three months ended June 30, 2012 and 2011were $19,662 and $nil respectively, while for the six months ended June 30, 2012 and 2011 amounted to $22,846 and $nil, respectively.

NOTE 9.	CONVERTIBLE PROMISSORY NOTES AND WARRANTS

(1) Debt Restructuring and Issuance of 1% Convertible Promissory Notes

On November 19, 2007, the Company entered into a Note and Warrant Purchase Agreement, as amended (the “Purchase Agreement”) with Shanghai Quo Advertising Co. Ltd and affiliated investment funds of Och-Ziff Capital Management Group (the “Investors”) pursuant to which it agreed to issue in three tranches, 3% Senior Secured Convertible Promissory Notes due June 30, 2011, in the aggregate principal amount of up to $50,000,000 (the “3% Convertible Promissory Notes”) and warrants to acquire an aggregate amount of 6,857,143 shares of the Company’s Common Stock (the “Warrants”). Between November 19 - 28, 2007, the Company issued 3% Convertible Promissory Notes in the aggregate principal amount of $15,000,000, Warrants to purchase shares of the Company’s common stock at $12.50 per share and Warrants to purchase shares of the Company’s common stock at $17.50 per share.  On January 31, 2008, the Company amended and restated the previously issued 3% Convertible Promissory Notes and issued to the Investors 3% Convertible Promissory Notes in the aggregate principal amount of $50,000,000 (the “Amended and Restated Notes”), Warrants to purchase shares of the Company’s common stock at $12.50 per share and Warrants to purchase shares of the Company’s common stock at $17.50 per share.  In connection with the Amended and Restated Notes, the Company entered into a Security Agreement, dated as of January 31, 2008 (the “Security Agreement”), pursuant to which the Company granted to the collateral agent for the benefit of the Investors, a first-priority security interest in certain of the Company’s assets, and 66% of the equity interest in the Company.

On April 2, 2009, the Company entered into a new financing arrangement with the previous holders of the Amended and Restated Notes (the “Note Holders”), including Keywin.

Pursuant to a note exchange and option agreement, dated April 2, 2009 (the “Note Exchange and Option Agreement”), between the Company and Keywin, Keywin exchanged its Amended and Restated Note in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 61,407,093 shares of the Company’s common stock and an option to purchase an aggregate of 24,562,837 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000 (the “Keywin Option”). The Keywin Option was originally exercisable for a three-month period which commenced on April 2, 2009, but pursuant to several subsequent amendments, the exercise period has been extended to a forty-five-month period ending on January 1, 2013, subject to the Company’s right to unilaterally terminate the exercise period upon 30 days’ written notice. As of June 30, 2012, the Keywin Option has not been exercised.

Pursuant to a note exchange agreement, dated April 2, 2009, among the Company and the Note Holders, the parties agreed to cancel their Amended and Restated Notes in the principal amount of $5,000,000 (including all accrued and unpaid interest thereon), and all of the warrants, in exchange for the Company’s issuance of the new 1% unsecured senior convertible promissory notes due 2012 in the principal amount of $5,000,000 (the “1% Convertible Promissory Notes”). The 1% Convertible Promissory Notes bear interest at 1% per annum, are payable semi-annually in arrears, mature on April 1, 2012, and are convertible at any time by the holder into shares of the Company’s common stock at an initial conversion price of $0.1163 per share, subject to customary anti-dilution adjustments. In addition, in the event of a default, the holders will have the right to redeem the 1% Convertible Promissory Notes at 110% of the principal amount, plus any accrued and unpaid interest. The parties also agreed to terminate the Security Agreement and release all security interests arising out of the Purchase Agreement and the Amended and Restated Notes.

2) Extension of 1% Convertible Promissory Notes

The 1% Convertible Promissory Notes matured on April 1, 2012 and on the same date, the Company and the Note Holders agreed tentatively to the following: (1) extension of the maturity date of the 1% Convertible Promissory Notes for a period of two years and (2) modification of the 1% Convertible Promissory Notes to be convertible at any time into shares of the Company’s common stock at a conversion price of $0.09304 per share, subject to customary anti-dilution adjustments. In all other respects not specifically mentioned, the terms of the 1% Convertible Promissory Notes shall remain the same and shall be fully enforceable in accordance with its terms. The final agreement for extension and modification of the 1% Convertible Promissory Notes has not been signed up to the date of this quarterly report.

Gain on extinguishment of debt

Pursuant to ASC Topic 470-20-40-3, the Company allocated the amount of the reacquisition price to the repurchased beneficial conversion feature using the intrinsic value of that conversion feature at the extinguishment date and the residual amount was allocated to the convertible security. Thus, the Company recognized a gain on extinguishment of debt of $1,877,594 at the date of extinguishment and included in the unaudited condensed consolidated statements of operations.

Convertible promissory notes, net as of June 30, 2012 and December 31, 2011 were as follows:

	As of June 30, 2012	As of December 31, 2011
Gross carrying value	$5,000,000	$5,000,000
Less: Allocated intrinsic value of beneficial conversion feature	(3,598,452)	(1,447,745)
Add: Accumulated amortization of debt discount	225,747	1,259,825
	1,627,295	4,812,080
Less: Current portion	-	(4,812,080)
Non-current portion	$1,627,295	$-

The embedded beneficial conversion feature are recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of beneficial conversion feature is calculated according to ASC Topic 470-20. The 1% Convertible Promissory Notes before and after modification are considered to have a beneficial conversion feature as the effective conversion price was less than the Company’s market price of common stock at commitment date. The value of beneficial conversion features of 1% Convertible Promissory Notes before and after modification amounted to $1,447,745 and $3,598,452, respectively, is recorded as a reduction in the carrying value of the convertible promissory notes against additional paid-in capital. As the 1% Convertible Promissory Notes have stated redemption dates, the respective debt discount is amortized over the term of the notes from the respective date of issuance using the effective interest method.

The amortization of deferred charges and debt discount for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Conversion Features	$276,509	$124,790	$413,667	$246,338
Deferred Charges	10,973	20,229	31,692	40,543
Total	$287,482	$145,019	$445,359	$286,881

Interest Expense

The interest expenses of the 1% Convertible Promissory Notes for the three months ended June 30, 2012 and 2011 were $12,328 and $12,465, respectively, while for the six months ended June 30, 2012 and 2011 amounted to $24,794 and $24,794, respectively.

NOTE 10.	CAPITAL LEASE OBLIGATION

As of June 30, 2012, the gross amount of the motor vehicle under capital leases was $56,135. The following is a schedule by years of future minimum lease payment under capital leases together with the present value of the net minimum lease payment as of June 30, 2012.

Fiscal years ending December 31,
2012	$6,923
2013	13,846
2014	13,846
2015	13,846
2016	13,846
2017	4,615
Total minimum lease payments	66,922
Less: Amount representing interest	(10,787)
Present value of net minimum lease payment	56,135
Less: Current portion	(9,874)
Non-current portion	$46,261

NOTE 11.	COMMITMENTS AND CONTINGENCIES

Commitments

1. Rental Lease Commitment

The Company’s existing rental leases do not contain significant restrictive provisions. The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases as of June 30, 2012:

Six months ending December 31, 2012	$105,526
Fiscal years ending December 31,
2012	105,526
2013	146,747
2014	131,476
Thereafter	-
Total	$383,749

 2. Annual Advertising Operating Rights Fee Commitment

The Company, through its PRC operating companies, has acquired advertising rights from third parties to operate different types of advertising panels for certain periods.

The following table sets forth the estimated future annual commitment of the Company with respect to the advertising operating rights of panels that the Company held as of June 30, 2012:

Six months ending December 31, 2012	$560,507
Fiscal years ending December 31,
2012	560,507
2013	545,882
Thereafter	-
Total	$1,106,389

3. Capital commitments

As of June 30, 2012, the Company had commitments for capital expenditures in connection with construction of roadside advertising panels and mega-size advertising panels as well as the leasehold improvement of approximately $29,000.

NOTE 12.	STOCKHOLDERS’ DEFICIT

 Stock, Options and Warrants Issued for Services

1. In August 2006, the Company issued a warrant to purchase up to 20,000 shares of restricted common stock to a consultant at an exercise price $3.50 per share. One-fourth of the shares underlying the warrant became exercisable every 45 days beginning from the date of issuance. The warrant remains exercisable until August 25, 2016. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following assumptions and estimates: expected dividend 0%, volatility 192%, a risk-free rate of 4.5% and an expected life of one (1) year. The value of the warrant recognized for the three and six months ended June 30, 2012 and 2011 were $nil. As of June 30, 2012, none of the warrant was exercised.

2. In July 2009, the Company granted an aggregate of 400,000 shares of common stock to Jennifer Fu, our Former Chief Financial Officer and one employee of the Company individually for their services to the Company covering the period from July 15, 2009 to July 14, 2011. Such shares with par value of $0.001 were issued on July 28, 2009 but will not vest until July 14, 2010 after which the relevant share certificate will be handed to the employees. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil and $3,750 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operations for the three months ended June 30, 2012 and 2011 respectively, while during the six months ended June 30, 2012 and 2011 such amounts were $nil and $7,500, respectively.

3. In July 2009, NCN Group Management Limited entered into Executive Employment Agreements with Earnest Leung, Chief Executive Officer and Godfrey Hui, Deputy Chief Executive Officer. Pursuant to the agreements, Dr. Earnest Leung and Mr. Godfrey Hui were granted 6,000,000 and 2,000,000 shares, respectively, for their services rendered during the period from July 1, 2009 to June 30, 2011. Such shares with par value of $0.001 each were issued to the concerned executives on July 28, 2009. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $1,200,000 of deferred stock compensation amortized over requisite service period. The amortization of deferred stock compensation of $nil and $150,000 were recorded as non-cash stock-based compensation and included in general and administrative expenses on the unaudited condensed consolidated statements of operations for the three months ended June 30, 2012 and 2011 respectively, while during the six months ended June 30, 2012 and 2011 such amounts were $nil and $300,000, respectively.

4. In August 2010, the Company granted an aggregate of 360,000 shares of common stock to the independent directors of the Company for their services to the Company covering the period from July 2, 2010 to July 1, 2011. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Ronald Lee: 120,000 shares; Gerald Godfrey: 120,000 shares; and Serge Choukroun: 120,000 shares. In connection with these stock grants and in accordance with ASC Topic 718 , the Company recognized $nil and $13,909 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statement of operation for the three months ended June 30, 2012 and 2011, respectively, while during the six months ended June 30, 2012 and 2011 such amounts were $nil and $27,818, respectively.

5. In July 2011, the Board of Director granted an aggregate of 360,000 shares of common stock to the independent directors of the Company for their services rendered during the year from July 1, 2011 to June 30, 2012. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Ronald Lee, 120,000 shares; Gerald Godfrey, 120,000 shares; Serge Choukroun, 120,000 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $6,945 and $nil of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended June 30, 2012 and 2011, respectively, while during the six months ended June 30, 2012 and 2011 such amounts were $13,890 and $nil, respectively.

6. In April 2012, the Company entered into a service agreement with a financial advisor. Pursuant to the agreement, the financial advisor was granted 540,541 shares for services rendered and to be rendered during the period from April 25, 2012 to April 25, 2013. Such shares with par value of $0.001 were issued to the financial advisor in May 2012. In connection with these stock grants, the Company recognized $100,000 and $nil of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011, respectively.

NOTE 13.	RELATED PARTY TRANSACTIONS

Except as set forth below, during the six months ended June 30, 2012 and 2011, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

On July 1, 2009, the Company and Keywin, of which the Company’s chief executive officer and director is the director and his spouse is the sole shareholder, entered into an Amendment, pursuant to which the Company agreed to extend the exercise period for the Keywin Option under the Note Exchange and Option Agreement between the Company and Keywin, to purchase an aggregate of 24,562,837 shares of our common stock for an aggregate purchase price of $2,000,000, from a three-month period ended on July 1, 2009, to a six-month period ended October 1, 2009. The exercise period for the Keywin option was subsequently further extended to a nine-month period ended January 1, 2010, pursuant to the Second Amendment. On January 1, 2010, the Company and Keywin entered into the third Amendment, pursuant to which the Company agreed to further extend the exercise period to an eighteen-month period ended on October 1, 2010, and provide the Company with the right to unilaterally terminate the exercise period upon 30 days’ written notice. On September 30, 2010, the exercise period for the Keywin Option was further extended to a twenty-seven-month period ended on June 30, 2011. On June 1, 2011, the exercise period for the Keywin Option was further extended to a thirty-three-month period ended on January 1, 2012. On December 30, 2011, the exercise period for the Keywin Option was further extended to a thirty-nine-month period ended on July 1, 2012. On June 28, 2012, the exercise period for the Keywin Option was further extended to a forty-five-month period ending on January 1, 2013.

During the six months ended June, 2012 and 2011, the Company recorded a fee of $nil and $57,357, respectively for sharing an office with its facilities, of which the related company is the tenant.

During the six months ended June 30, 2012, the Company received loans of $128,205 from its director and repaid loans of $42,831 to its director. As of June 30, 2012 and December 31, 2011, the Company recorded an amount of $315,118 and $229,744 payable to directors. Such payable was included in accounts payable, accrued expenses and other payables on the unaudited condensed consolidated balance sheets. The amount is unsecured, bears no interest and is repayable on demand.

During the six months ended June 30, 2012, the Company purchased a motor vehicle from its director for HK$450,000 (equivalent to $57,692).

NOTE 14.	NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share information for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Numerator:
Net income (loss) attributable to NCN common stockholders	$1,158,392	$(454,798)	$534,947	$(1,276,733)
Denominator :
Weighted average number of shares outstanding, basic	96,777,707	84,504,457	96,641,087	84,504,457
Effect of dilutive securities	-	-	-	-
Options and warrants	-	-	-	-
Weighted average number of shares outstanding, diluted	96,777,707	84,504,457	96,641,087	84,504,457

Net income (loss) per common share – basic and diluted	$0.012	$(0.005)	$0.006	$(0.015)

The diluted net income (loss) per common share is the same as the basic net income (loss) per common share for the three and six months ended June 30, 2012 and 2011 as all potential common shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net income (loss) per common share. The securities that could potentially dilute basic net income (loss) per common share in the future that were not included in the computation of diluted net income (loss) per common share because of anti-dilutive effect as of June 30, 2012 and 2011 were summarized as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Potential common equivalent shares:
Stock warrants for services*	-	-	-	-
Conversion feature associated with convertible promissory notes to common stock	53,740,327	42,992,261	53,740,327	42,992,261
Common stock to be granted to consultants for services (including non-vested shares)*	20,000	20,000	20,000	20,000
Stock options granted to Keywin	12,606,315	7,896,170	12,769,950	14,228,756
Total	66,366,642	50,908,431	66,530,277	57,241,017
Remarks: * As of June 30, 2012, the number of potential common equivalent shares associated with warrants issued for services was nil, which was related to a warrant to purchase 20,000 shares of common stock issued by the Company to a consultant in 2006 for service rendered at an exercise price of $3.50, which will expire in August 2016.

NOTE 15.                  BUSINESS SEGMENTS

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

 Total advertising revenues were $942,983 and $719,774 for the six months ended June 30, 2012 and 2011, respectively, but we had a net gain of $534,947 and a net loss of $1,276,733 for the six months ended June 30, 2012 and 2011, respectively. Our results of operations were negatively affected by a variety of factors, which led to less than expected revenues and cash inflows during the fiscal year 2012, including the following:

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

In order to increase our operational efficiency and effectiveness, in early 2010, we began to restructure our organization by consolidating our PRC operations into one directly owned PRC entity, Yi Gao, in which we held a 70% majority equity interest at that time, with the remaining 30% minority equity interest controlled through a trust arrangement with Quo Advertising.   On January 20, 2011, the State Administration of Industry and Commerce approved Yi Gao to change from a sino-foreign equity advertising joint venture to our wholly owned foreign enterprise and issued Yi Gao an updated business license identifying Yi Gao is a wholly owned foreign enterprise of our Hong Kong subsidiary, Linkrich Enterprise and including operating an advertising business within its business scope. In accordance with our trust declaration agreement, Quo Advertising transferred its 30% minority equity interest on Yi Gao to our subsidiary, Linkrich Enterprise at no consideration. As a result of this transfer, we now hold 100% of the equity interest on Yi Gao through direct ownership and we no longer rely on the trust arrangement with Quo Advertising to control the 30% minority equity interest.

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

Recent Development

Extension of Convertible Promissory Notes

On November 19, 2007, the Company entered into a Note and Warrant Purchase Agreement, as amended (the “Purchase Agreement”) with Shanghai Quo Advertising Co. Ltd and affiliated investment funds of Och-Ziff Capital Management Group (the “Investors”) pursuant to which it agreed to issue in three tranches, 3% Senior Secured Convertible Promissory Notes due June 30, 2011, in the aggregate principal amount of up to $50,000,000 (the “3% Convertible Promissory Notes”) and warrants to acquire an aggregate amount of 6,857,143 shares of the Company’s Common Stock (the “Warrants”). Between November 19 - 28, 2007, the Company issued 3% Convertible Promissory Notes in the aggregate principal amount of $15,000,000, Warrants to purchase shares of the Company’s common stock at $12.50 per share and Warrants to purchase shares of the Company’s common stock at $17.50 per share.  On January 31, 2008, the Company amended and restated the previously issued 3% Convertible Promissory Notes and issued to the Investors 3% Convertible Promissory Notes in the aggregate principal amount of $50,000,000 (the “Amended and Restated Notes”), Warrants to purchase shares of the Company’s common stock at $12.50 per share and Warrants to purchase shares of the Company’s common stock at $17.50 per share.  In connection with the Amended and Restated Notes, the Company entered into a Security Agreement, dated as of January 31, 2008 (the “Security Agreement”), pursuant to which the Company granted to the collateral agent for the benefit of the Investors, a first-priority security interest in certain of the Company’s assets, and 66% of the equity interest in the Company.

On April 2, 2009, we entered into the Note Exchange Agreement with certain Investors, pursuant to which the parties agreed to cancel the Amended and Restated Notes in the principal amount of $5 million held by such Investors (including accrued and unpaid interest thereon), and all the Warrants, in exchange for our issuance of new 1% Unsecured Senior Convertible Notes due 2012 in the principal amount of $5 million, or the 1% Convertible Promissory Notes. The 1% Convertible Promissory Notes bear interest at 1% per annum, are payable semi-annually in arrears, and matured on April 1, 2012. They are convertible at any time into shares of our common stock at an initial conversion price of $0.1163 per share, subject to customary antidilution adjustments. In the event of a default, the Note Holders  have the right to redeem the 1% Convertible Promissory Notes at 110% of the principal amount, plus any accrued and unpaid interest. The parties also agreed to terminate the Security Agreement and release all security interests arising out of the Purchase Agreement and the Amended and Restated Notes.

The 1% Convertible Promissory Notes matured on April 1, 2012 and on the same date, the Company and the Note Holders agreed tentatively to the following: (1) extension of the maturity date of the 1% Unsecured Senior Convertible Promissory Notes for a period of two years and (2) modification of the 1% Unsecured Senior Convertible Promissory Notes to be convertible at any time into shares of the Company’s common stock at a conversion price of $0.09304 per share, subject to customary anti-dilution adjustments. In all other respects not specifically mentioned, the terms of the 1% Unsecured Senior Convertible Promissory Notes shall remain the same and shall be fully enforceable in accordance with its terms. The final agreement for extension and modification of the 1% Convertible Promissory Notes has not been signed up to the date of this quarterly report.

Results of Operations

The following results of operations is based upon and should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto included in Part I – Financial Information, “Item 1. Financial Statement.” All amounts are expressed in U.S. dollars.

Comparison of Three Months Ended June 30, 2012 and June 30, 2011

Revenues – Our revenues consist primarily of income from out-of-home advertising panels. We recognize revenue in the period when advertisements are displayed. Revenues from advertising services for the three months ended June 30, 2012 were $536,208, as compared to $323,071 for the corresponding prior year period, an increase of 66%. Approximately 39% of the increase was mainly attributed to an increase in advertising sales orders received for our current Nanjing Road Project and the remaining 27% was attributable to the revenue generated from the new media advertising project in Shanghai during the three months ended June 30, 2012.

Cost of Revenues – Cost of revenues primarily consists of fees to obtain rights to operate advertising panels, advertising agency service fees, media display equipment depreciation expenses and other miscellaneous expenses. Cost of revenues for the three months ended June 30, 2012 was $352,637, an increase of 31% as compared to $268,710 for the three months ended June 30, 2011. The increase was mainly attributable to an increase in the amortization of advertising operating rights fee by 58%, to $281,168 for the three months ended June 30, 2012, as compared to $177,456 for the corresponding prior year period, as a result of our new media advertising project in Shanghai during the three months ended June, 2012. This increase was offset by the decrease in business tax.

Gross Profit – Our gross profit for the three months ended June 30, 2012 was $183,571, as compared to $54,361 for the corresponding prior year period. The increase in gross profit was primarily driven by the increase in revenues which was partially offset by the increase in cost of revenues during the three months ended June 30, 2012.

Selling and Marketing Expenses – Selling and marketing expenses primarily consist of advertising and other marketing related expenses, compensation and related expenses for personnel engaged in sales and sales support functions. Selling and marketing expenses for the three months ended June 30, 2012 decreased by 19% to $91,352, as compared to $113,455 for the corresponding prior period. Approximately 7% of the decrease was mainly due to a restructuring of our sales team so as to enhance our operational effectiveness and efficiency and the remaining 12% was attributable to our continuous cost cutting measures.

General and Administrative Expenses – General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, stock-based compensation expense for stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718, employee bonuses and other staff welfare and benefits, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses.  General and administrative expenses for the three months ended June 30, 2012 increased by 1,404% to $495,701, as compared to $32,962 for the corresponding prior year period. Approximately 554% of the increase in general and administrative expenses was mainly due to a reversal of over-provision of rental related expenses in connection with the Chengtian litigation amounting to $215,639 recorded during the three months ended June 30, 2011 and approximately 802% was attributable to a reversal of over-provision of tax allowance for shares granted to executives amounting to $297,415 recorded during the three months ended June 30, 2011, as a result of the decline in our stock price when the vesting period expires. The increase was offset by a decrease in stock compensation amounting to $60,714 as a result of the completion of requisite service period in 2011 for certain previously granted stock.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the three months ended June 30, 2012 increased to $320,223, or by 103%, as compared to $157,484 for the corresponding prior year period. Approximately 90% of the increase was mainly due to the increase in amortization of debt discount as a result of our extension of convertible promissory notes in April 2012 and the remaining 12% was attributable to the increase in interest paid for the short term loans.

Other Income (Expenses), Net – Other income, net for the three months ended June 30, 2012 was $1,882,097, compared to other expenses, net of $205,258 for the corresponding prior year period. The increase in other income, net was mainly attributed to our extension of convertible promissory notes in April 2012, from which the Company recorded a one-time gain on extinguishment of debt amounting to $1,877,594 during the three months ended June 30, 2012. Other expenses, net for the prior year period were mainly attributed to the non-cash impairment charges on available-for-sale securities amounting to $153,309 and loss from sales of available-for-sale securities amounting to $51,980.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended June 30, 2012 and 2011, because the Company and all of its subsidiaries and variable interest entity operated at a taxable loss during the respective periods.

Net Income(Loss) – The Company incurred a net income of $1,158,392 for the three months ended June 30, 2012, compared to a net loss of $454,798 for the corresponding prior year period. The increase in net income was primarily due to a one-time gain on extinguishment of debt amounting to $1,877,594 recorded during the three months ended June 30, 2012.

Comparison of Six Months Ended June 30, 2012 and June 30, 2011

Revenues – Revenues from advertising services for the six months ended June 30, 2012 were $942,983, as compared to $719,774 for the corresponding prior year period, an increase of 31%. Approximately 6% of the increase was mainly attributed to an increase in advertising sales orders received for our current Nanjing Road Project and the remaining 25% was attributable to the revenue generated from a new media advertising project in Shanghai during the six months ended June 30, 2012.

Cost of Revenues – Cost of revenues for the six months ended June 30, 2012 were $631,322, an increase of 11% as compared to $568,466 for the six months ended June 30, 2011. The increase was mainly attributable to an increase in the amortization of advertising operating rights fee by 41%, to 496,513 for the six months ended June 30, 2012, as compared to $352,904 for the corresponding prior year period, as a result of our new media advertising project in Shanghai during the six months ended June, 2012. This increase was offset by the decrease in business tax and advertising production fee.

Gross Profit – Our gross profit for the six months ended June 30, 2012 was $311,661, as compared to gross profit of $151,308 for the corresponding prior year period. The increase in gross profit was primarily driven by the increase in revenues which was partially offset by the increase in cost of revenues during the six months ended June 30, 2012.

Selling and Marketing Expenses – Selling and marketing expenses for the six months ended June 30, 2012 decreased by 24% to $185,306, compared to $243,925 for the corresponding prior period. Approximately 12% of the decrease was mainly due to a restructuring of our sales team so as to enhance our operational effectiveness and efficiency and the remaining 12% was attributable to our continuous cost cutting measures.

General and Administrative Expenses – General and administrative expenses for the six months ended June 30, 2012 increased by 47% to $979,821, compared to $667,241 for the corresponding prior year period. Approximately 32% of the increase in general and administrative expenses was mainly due to a reversal of over-provision of rental related expenses in connection with the Chengtian litigation amounting to $215,639 recorded during the six months ended June 30, 2011; another 32% of the increase was due to a reversal of over-provision of tax allowance for shares granted to executives amounting to $297,415 recorded during the six months ended June 30, 2011 as a result of the decline in our stock price when the vesting period expires; and 4% was attributable to a one-time demolition expense of $11,266 and $14,258 increase in the loss on disposal of fixed assets during the 2012 period. The increase was offset by a decrease in stock compensation amounting to 221,428 as a result of the completion of requisite service period in 2011 for certain previously granted stock.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the six months ended June 30, 2012 increased to $493,750, or by 58%, compared to $311,675 for the corresponding prior year period. Approximately 51% of the increase was mainly due to the increase in amortization of debt discount as a result of our extension of convertible promissory notes in April 2012 and the remaining 7% was attributable to the increase in interest paid for the short term loans.

Other Income (Expenses), Net – Other income, net for the six months ended June 30, 2012 was $1,882,163, compared to other expenses, net of $205,200 for the corresponding prior year period. The increase in other income, net was mainly attributed to the extension of convertible promissory notes in April 2012, from which the Company recorded a one-time gain on extinguishment of debt amounting to $1,877,594 during the six months ended June 30, 2012. Other expenses, net for the prior year period were mainly attributed to the non-cash impairment charges on available-for-sale securities amounting to $153,309 and loss from sales of available-for-sale securities amounting to $51,980.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the six months ended June 30, 2012 and 2011 as the Company and all of its subsidiaries and its variable interest entities operated at a taxable loss during the respective periods.

Net Income(Loss) – The Company incurred a net income of $534,947 for the six months ended June 30, 2012, compared to a net loss of $1,276,733 for the corresponding prior year period. The increase in net income was primarily due to a one-time gain on extinguishment of debt amounting to $1,877,594 recorded during the six months ended June 30, 2012.

 Liquidity and Capital Resources

As of June 30, 2012, we had cash of $88,041, as compared to $65,623 as of December 31, 2011, an increase of $22,418.  The increase was mainly attributable to the cash provided by directors’ loans and other short-term loans offset by more cash used in operating activities and financing activities.

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30, 2012	June 30, 2011
Net cash (used in) provided by operating activities	$(426,698)	$73,012
Net cash used in investing activities	(165,420)	(6,937)
Net cash provided by financing activities	615,868	100,000
Effect of exchange rate changes on cash	(1,332)	(4,170)
Net increase in cash	22,418	161,905
Cash, beginning of period	65,623	170,621
Cash, end of period	$88,041	$332,526

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2012 was $426,698 as compared to net cash provided by operating activities amounting to $73,012 for the corresponding prior year period. This was mainly attributable to more fees for advertising operating rights prepaid to suppliers.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2012 was $165,420, as compared to $6,937 for the corresponding prior year period. The increase was mainly attributable to leasehold improvements paid for the relocation of our Hong Kong and Shanghai offices as well as a motor vehicle purchased during the six months ended June 30, 2012.

Financing Activities

Net cash provided by financing activities was $615,868 for the six months ended June 30, 2012, as compared to $100,000 for the corresponding prior year period. The increase was mainly due to the receipts of directors’ loan and other short-term loans for financing our operations during the six months ended June 30, 2012. Net cash provided by financing activities for the six months ended June 30, 2011 was mainly due to a receipt of shareholder’s loan of $100,000 provided by Keywin.

Short-term Loans

On February 24, 2012, we received a loan of HKD1,000,000 (equivalent to $128,205) from an unrelated individual. The amount is unsecured, bears a monthly interest of 1.5% and is repayable by one month. The borrower and the Company agreed to extend the life of the short-term loan and the loan with interest was repaid on April 15, 2012.

On March 20, 2012, we received a loan of $140,000 from an unrelated individual. The amount is unsecured, bears a monthly interest of 1.5% and is repayable on demand. Such loan with interest was repaid on April 13, 2012.

On March 30, 2012, we received a loan of HKD600,000 (equivalent to $76,923) from an unrelated individual. The amount is unsecured, bears an annual interest of 12% and is repayable on April 13, 2012. Such loan with interest was repaid on April 13, 2012.

On April 13, 2012, we received a loan of HKD3,000,000 (equivalent to $384,615) from an unrelated individual. The amount is unsecured, bears a monthly interest of 1.5% and shall be repayable before May 12, 2012.  However, according to the agreement, the Company shall have the option to shorten or extend the life of the short-term loan if the need arises and the Company has agreed with the lender to extend the short-term loan on due date.  Up to the date of this quarterly report, such loan has not yet been repaid.

On April 17, 2012, we received a loan of HKD200,000 (equivalent to $25,641) from an unrelated individual. The amount is unsecured, bears a monthly interest of 1.5% and shall be repayable before May 16, 2012.  However, according to the agreement, the Company shall have the option to shorten or extend the life of the short-term loan if the need arises and the Company has agreed with the lender to extend the short-term loan on due date.  Up to the date of this quarterly report, such loan has not yet been repaid.

On May 2, 2012, we received a loan of HKD200,000 (equivalent to $25,641) from an unrelated individual. The amount is unsecured, bears a monthly interest of 1.5% and shall be repayable before June 1, 2012.  However, according to the agreement, the Company shall have the option to shorten or extend the life of the short-term loan if the need arises and the Company has agreed with the lender to extend the short-term loan on due date.  Up to the date of this quarterly report, such loan has not yet been repaid.

On May 17, 2012, we received a loan of HKD300,000 (equivalent to $38,462) from an unrelated individual. The amount is unsecured, bears a monthly interest of 1.5% and shall be repayable before June 16, 2012.  However, according to the agreement, the Company shall have the option to shorten or extend the life of the short-term loan if the need arises and the Company has agreed with the lender to extend the short-term loan on due date.  Up to the date of this quarterly report, such loan has not yet been repaid.

Advertising Operating Rights Fees

Advertising operating rights fees are the major cost of our advertising revenue. To maintain the advertising operating rights, we are required to pay advertising operating rights fees in accordance with payment terms set forth in contracts we entered into with various parties. These parties generally require us to prepay advertising operating rights fees for a period of time. The details of our advertising operating rights fees were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Payment for prepayments for advertising operating rights	$181,812	$77,083	$562,328	$217,976

Amortization of prepayments for advertising operating rights	281,168	$177,456	$496,513	$352,904

	As of June 30, 2012	As of December 31, 2011
Prepayments for advertising operating rights, net	$247,489	$182,969

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

Capital Expenditures

During the six months ended June 30, 2012 and 2011, we acquired equipment of $168,614 and $24,438 which were primarily financed by directors’ loans, short term loans and capital lease financing, and the cash flows generated from our operations, respectively.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of June 30, 2012:

	Payments due by period
	Total	Due in 2012	Due in 2013- 2014	Due in 2015- 2016	Thereafter
Debt Obligations (a)	$5,000,000	$-	$5,000,000	$-	$-
Operating Lease Obligations (b)	383,749	105,526	278,223	-	-
Advertising Operating Rights Fee Obligations (c)	1,106,389	560,507	545,882	-	-
Purchase Obligations (d)	$29,000	$29,000	$-	$-	$-

(a) Debt Obligations . We issued an aggregate of $5,000,000 in 1% Convertible Promissory Notes in April 2009 to our investors and such 1% Convertible Promissory Notes matured on April 1, 2012. On the same date, the Company and the Note Holders agreed tentatively to extend the maturity date of the 1% Convertible Promissory Notes for a period of two years. For details, please refer to the Note 9 of the unaudited condensed consolidated financial statements.

(b) Operating Lease Obligations . We have entered into various non-cancelable operating lease agreements for our offices. Such operating leases do not contain significant restrictive provisions.

(c) Advertising Operating Rights Fee Obligations . The Company, through its PRC operating companies, has acquired rights from third parties to operate 1) roadside advertising panels along Nanjing Road in Shanghai whose lease terms expired in 2013 and 2) a mega-sized advertising billboard located at Raffles City, Shanghai, China together with two mega-sized advertising billboards located at different section along Nanjing Road and Henan Road in Shanghai, China, whose lease terms expired in 2013.

(d) Purchase Obligations . We are obligated to make payments under non-cancellable contractual arrangements with our vendors, principally for constructing our advertising panels and leasehold improvement.

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that as of June 30, 2012, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

We have not sold any equity securities during the quarter ended June 30, 2012 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES .

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to include that was required to be but was not disclosed in a report on Form 8-K during the period covered by this Form 10-Q. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
10.1	Amendment No. 7 to Note Exchange and Option Agreement, dated June 28, 2012, between Keywin Holdings Limited and Network CN Inc.

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
Financial statements and footnotes of Network CN Inc. for the fiscal quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T (furnished herewith)

* Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2012	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
( Principal Executive Officer )

By:	/s/ Shirley Cheng
Shirley Cheng , Interim Chief Financial Officer
( Principal Financial Officer and Principal Accounting Officer )