Form 10-Q
period 2012-09-30
NETWORK CN INC
filed 2012-11-14
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 14, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	96,904,467

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NETWORK CN INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets as of September 30, 2012 and as of December 31, 2011 (Unaudited)	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2012 and 2011 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6 – 19

NETWORK CN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Note	As of September 30, 2012	As of December 31, 2011
ASSETS
Current Assets
Cash		$49,743	$65,623
Accounts receivable, net	5	56,202	146,140
Prepayments for advertising operating rights, net	6	47,030	182,969
Prepaid expenses and other current assets, net	7	160,350	193,424
Deferred charges, net		-	31,692
Total Current Assets		313,325	619,848

Equipment, Net		320,770	363,596

TOTAL ASSETS		$634,095	$983,444

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	8	$2,092,460	$1,227,782
1% convertible promissory notes due 2012, net	9	-	4,812,080
Capital lease obligation	10	10,101	-
Total Current Liabilities		2,102,561	6,039,862

1% convertible promissory notes due 2014, net	9	1,893,025	-
Capital lease obligation, net of current portion	10	43,650	-
Total Non-Current Liabilities		1,936,675	-

TOTAL LIABILITIES		4,039,236	6,039,862

COMMITMENTS AND CONTINGENCIES	11

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding
Common stock, $0.001 par value, 400,000,000 shares authorized Shares issued and outstanding: 96,804,467 and 96,504,467 as of September 30, 2012 and December 31, 2011 respectively		96,804	96,504
Additional paid-in capital		121,625,423	119,835,325
Accumulated deficit		(126,848,864)	(126,719,052)
Accumulated other comprehensive income		1,721,496	1,730,805
TOTAL STOCKHOLDERS’ DEFICIT	12	(3,405,141)	(5,056,418)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$634,095	$983,444

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

		Three Months Ended		Nine Months Ended
	Note	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
REVENUES
Advertising services		$356,480	$458,770	$1,299,463	$1,178,544

COST OF REVENUES
Cost of advertising services		(347,241)	(256,067)	(978,563)	(824,533)

GROSS PROFIT		9,239	202,703	320,900	354,011

OPERATING EXPENSES
Selling and marketing		(44,600)	(126,434)	(229,906)	(370,359)
General and administrative		(334,952)	(403,669)	(1,314,773)	(1,070,910)
Total Operating Expenses		(379,552)	(530,103)	(1,544,679)	(1,441,269)

LOSS FROM OPERATIONS		(370,313)	(327,400)	(1,223,779)	(1,087,258)

OTHER INCOME (EXPENSES), NET
Interest income		38	85	140	174
Gain on extinguishment of debt	9	-	-	1,877,594	-
Other income (expenses), net		6,273	68,148	10,740	(137,141)
Total Other Income (Expenses), Net		6,311	68,233	1,888,474	(136,967)

INTEREST AND OTHER DEBT-RELATED EXPENSES
Amortization of deferred charges and debt discount	9	(265,730)	(149,220)	(711,089)	(436,101)
Interest expense		(35,027)	(12,603)	(83,418)	(37,397)
Total Interest and Other Debt–Related Expenses		(300,757)	(161,823)	(794,507)	(473,498)

NET LOSS BEFORE INCOME TAXES		(664,759)	(420,990)	(129,812)	(1,697,723)
Income taxes		-	-	-	-
NET LOSS		$(664,759)	$(420,990)	$(129,812)	$(1,697,723)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation (loss) gain		(4,912)	4,132	(9,309)	14,103
Total Other Comprehensive (Loss) Income		(4,912)	4,132	(9,309)	14,103

COMPREHENSIVE LOSS		$(669,671)	$(416,858)	$(139,121)	$(1,683,620)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	14	$(0.007)	$(0.005)	$(0.001)	$(0.020)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	14	97,020,771	84,504,467	96,768,572	84,504,467

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

	Nine Months Ended
	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(129,812)	$(1,697,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:
Equipment	192,956	182,080
Deferred charges and debt discount	711,089	436,101
Gain on extinguishment of debt	(1,877,594)	-
Stock-based compensation for service	69,540	338,243
Loss on disposal of equipment	14,258	12,598
Gain from write-off of long-aged payables	-	(3,254)
Loss from sales of available-for-sale securities	-	228,285
Changes in operating assets and liabilities:
Accounts receivable, net	89,938	295,308
Prepayments for advertising operating rights, net	134,217	72,317
Prepaid expenses and other current assets, net	33,074	221,581
Accounts payable, accrued expenses and other payables	431,024	(229,041)
Net cash used in operating activities	(331,310)	(143,505)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(170,141)	(25,402)
Proceeds from sales of equipment	3,194	-
Proceeds from sales of available-for-sale securities	-	48,351
Net cash (used in) provided by investing activities	(166,947)	22,949

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from directors’ loans	128,205	96,154
Proceeds from short-term loans	819,487	-
Proceeds from shareholder’s loan	-	100,000
Proceeds from capital lease financing	57,692	-
Repayment of directors’ loan	(168,910)	-
Repayment of short-term loans	(345,128)	-
Repayment of shareholder’s loan	-	(100,000)
Repayment of capital lease obligation	(3,941)	-
Net cash provided by financing activities	487,405	96,154

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,028)	(10,934)

NET DECREASE IN CASH	(15,880)	(35,336)

CASH, BEGINNING OF PERIOD	65,623	170,621

CASH, END OF PERIOD	$49,743	$135,285

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest paid	$32,313	$24,932

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

The condensed consolidated financial statements for the three and nine months ended September 30, 2012 and 2011 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair presentation of financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Details of the Company’s principal subsidiaries and variable interest entity as of September 30, 2012 are described in Note 4 – Subsidiaries and Variable Interest Entity.

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

Going Concern

The Company has experienced net loss of $129,812 and $1,697,723 for the nine months ended September 30, 2012 and 2011, respectively. Additionally, the Company has net cash used in operating activities of $331,310 and $143,505 for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012 and December 31, 2011, the Company has a stockholders’ deficit of $3,405,141 and $5,056,418, respectively. Furthermore, the Company has a working capital deficit of $1,789,236 and $5,420,014 as of September 30, 2012 and December 31, 2011, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In response to current financial conditions, the Company has undergone a drastic cost-cutting exercise, including reduction of the Company’s workforce, office rentals and other general and administrative expenses. The Company has also continued to strengthen its sales force in order to increase its sales volume. In addition, in 2011, the Company identified three media projects in China for which the Company is making a bid for consideration but the Company has not yet committed to any of these projects. If the Company is successful in its bid, the Company expects that these projects will improve the Company’s future financial performance. Accordingly, in October 2011, the Company engaged three independent consultants to provide consulting services in connection with the Company’s bid for the media projects. During 2012, the company secured two new media advertising projects in Shanghai and Zhuhai respectively. The Company expects that the new projects can generate positive cashflow to the Company.

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

(D) Cash and Cash Equivalents

Cash includes cash on hand, cash accounts, and interest bearing savings accounts placed with banks and financial institutions. For the purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2012 and December 31, 2011, the Company had no cash equivalents.

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

The determination of current or noncurrent status for individual available-for-sale securities is made on the basis of whether or not the securities are considered working capital available for current operations under Accounting Standards Codification, or ASC, Topic 210-10-45. We determined that investments in available-for-sale securities have not been made for the purposes of control, affiliation, or other continuing business advantage. As of September 30, 2012 and December 31, 2011, the Company had no investment in available-for-sale securities.

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

(K) Convertible Promissory Notes

1) Debt Restructuring and Issuance of 1% Convertible Promissory Note

On April 2, 2009, the Company issued 1% unsecured senior convertible promissory notes to the previous 3% convertible promissory note holders who agreed to cancel these 3% convertible promissory notes in the principal amount of $5,000,000 (including all accrued and unpaid interest thereon), and all of the warrants, in exchange for the 1% unsecured senior convertible promissory notes in the principal amount of $5,000,000. The 1% convertible promissory notes bear interest at 1% per annum, payable semi-annually in arrears, mature on April 1, 2012, and are convertible at any time into shares of the Company’s common stock at a fixed conversion price of $0.1163 per share, subject to customary anti-dilution adjustments. Pursuant to ASC Topic 470-50 and ASC Topic 470-50-40, the Company determined that the original convertible notes and the 1% convertible notes were with substantially different terms and hence the exchange was recorded as an extinguishment of original notes and issuance of new notes.

The Company determined the 1% convertible promissory notes to be conventional convertible instruments under ASC Topic 815-40-25. Its embedded conversion option was qualified for equity classification pursuant to ASC Topic 815-40, and ASC Topic 815-10-15-74. The embedded beneficial conversion feature was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The debt discount resulting from the allocation of proceeds to the beneficial conversion feature is amortized over the term of the 1% convertible promissory notes from the respective dates of issuance using the effective interest method.

2) Extension of 1% Convertible Promissory Note

The 1% convertible promissory notes matured on April 1, 2012 and on the same date, the Company and the note holders agreed to the following: 1) extension of the maturity date of the 1% convertible promissory notes for a period of two years and 2) modification of the 1% convertible promissory notes to be convertible at any time into shares of the Company’s common stock at a conversion price of $0.09304 per share, subject to customary anti-dilution adjustments. In all other respects not specifically mentioned, the terms of the 1% convertible promissory notes remain the same and are fully enforceable in accordance with their terms. Subsequently, the Company issued new 1% convertible promissory notes matured on April 1, 2014 to the note holders. Pursuant to ASC Topic 470-50-40-10, the Company determined that the modification is substantially different and hence the modification was recorded as an extinguishment of notes and issuance of new notes. Pursuant to ASC Topic 470-20-40-3, the Company allocated the amount of the reacquisition price to the repurchased beneficial conversion feature using the intrinsic value of that conversion feature at the extinguishment date and the residual amount would be allocated to the convertible security. Thus, the Company recorded a gain on extinguishment of debt.

The Company determined the modified new 1% convertible promissory notes to be conventional convertible instruments under ASC Topic 815-40-25. Its embedded conversion option was qualified for equity classification pursuant to ASC Topic 815-40, and ASC Topic 815-10-15-74. The embedded beneficial conversion feature was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The debt discount resulting from the allocation of proceeds to the beneficial conversion feature is amortized over the term of the new 1% convertible promissory notes from the respective dates of issuance using the effective interest method.

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

The diluted net income (loss) per share is the same as the basic net income (loss) per share for the three and nine months ended September 30, 2012 and 2011, as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

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

(W) Recent Accounting Pronouncements

 In December 2011, FASB issued ASU No. 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force).   The objective of this update is to resolve the diversity in practice about whether the guidance in Subtopic 360-20 applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This update does not address whether the guidance in Subtopic 360-20 would apply to other circumstances when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate. The amendments in this update should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, the amendments in this update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. Early adoption is permitted. The adoption of ASU No. 2011-10 did not have a material impact on our financial statements.

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

In July 2012, FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment The objective of the amendments in this update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2013. Management is currently evaluating the potential impact of ASU No. 2012-02 on our financial statements.

In October 2012, FASB issued ASU No. 2012-04, Technical Corrections and Improvements: The amendments in this Update cover a wide range of Topics in the Codification. These amendments are presented in two sections—Technical Corrections and Improvements (Section A) and Conforming Amendments Related to Fair Value Measurements (Section B). For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2013. Management is currently evaluating the potential impact of ASU No. 2012-04 on our financial statements.

(X) Reclassifications

Certain amounts reported for prior year have been reclassified to conform to the current year’s presentation.

NOTE 4.	SUBSIDIARIES AND VARIABLE INTEREST ENTITY

Details of the Company’s principal subsidiaries and variable interest entity as of September 30, 2012 were as follows:

Name	Place of Incorporation	Ownership/Control interest attributable to the Company	Principal activities
NCN Group Limited	British Virgin Islands (“BVI”)	100%	Investment holding
NCN Media Services Limited	BVI	100%	Investment holding
Linkrich Enterprise Advertising and Investment Limited	Hong Kong	100%	Investment holding
Cityhorizon Limited	Hong Kong	100%	Investment holding
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
Crown Eagle Investments Limited	Hong Kong	100%	Dormant
Crown Winner International Limited	Hong Kong	100%	Dormant
NCN Huamin Management Consultancy (Beijing) Company Limited	PRC	100%	Dormant
Huizhong Lianhe Media Technology Co., Ltd.	PRC	100%	Provision of high-tech services
Beijing Huizhong Bona Media Advertising Co., Ltd.	PRC	100%(1)	Provision of advertising services
Yi Gao Shanghai Advertising Limited (“Yi Gao”)	PRC	100%	Provision of advertising services
Remarks:

1) Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.

NOTE 5.	ACCOUNTS RECEIVABLE, NET

Accounts receivable, net as of September 30, 2012 and December 31, 2011 were as follows:

	As of September 30, 2012	As of December 31, 2011
Accounts receivable	$69,310	$159,362
Less: allowance for doubtful debts	(13,108)	(13,222)
Total	$56,202	$146,140

The Company recorded no allowance for doubtful debts for accounts receivables for the three and nine months ended September 30, 2012 and 2011.

NOTE 6.	PREPAYMENTS FOR ADVERTISING OPERATING RIGHTS, NET

Prepayments for advertising operating rights, net as of September 30, 2012 and December 31, 2011 were as follows:

	As of September 30, 2012	As of December 31, 2011
Gross carrying amount	$1,545,326	$914,846
Less: accumulated amortization	(1,498,296)	(731,877)
Total	$47,030	$182,969

Total amortization expense of prepayments for advertising operating rights of the Company for the three months ended September 30, 2012 and 2011 were $279,722 and $180,136, respectively, while for the nine months ended September 30, 2012 and 2011 amounted to $776,236 and $533,040, respectively. The amortization expense of prepayments for advertising operating rights was included as cost of advertising services in the unaudited condensed consolidated statements of operations.

As the Company recorded a continuous net loss from operations, the Company performed an impairment review of its prepayments for advertising operating rights. The Company recorded no impairment loss for the three and nine months ended September 30, 2012 and 2011.

NOTE 7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of September 30, 2012 and December 31, 2011 were as follows:

	As of September 30, 2012	As of December 31, 2011
Payments from customers withheld by a third party	$1,512,729	$1,525,966
Other receivables	333	274
Prepaid expenses	107,211	155,075
Rental deposits	54,881	40,168
Sub-total	1,675,154	1,721,483
Less: allowance for doubtful debts	(1,514,804)	(1,528,059)
Total	$160,350	$193,424

The Company recorded no allowance for doubtful debts for prepaid expenses and other current assets for the three and nine months ended September 30, 2012 and 2011.

NOTE 8.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of September 30, 2012 and December 31, 2011 were as follows:

	As of September 30, 2012	As of December 31, 2011
Accrued advertising operating rights fees	$32,660	$-
Accrued staff benefit and related fees	747,322	410,254
Accrued professional fees	78,254	115,615
Directors’ loans (Note 13)	189,039	229,744
Short-term loans (1,2,3&4)	474,359	-
Accrued interest expenses	63,702	12,603
Other accrued expenses	401,142	328,040
Other payables	105,982	131,526
Total	$2,092,460	$1,227,782

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

The interest expenses of the short-term loans for the three months ended September 30, 2012 and 2011 were $21,346 and $nil respectively, while for the nine months ended September 30, 2012 and 2011 amounted to $44,192 and $nil, respectively.

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

Pursuant to a note exchange and option agreement, dated April 2, 2009 (the “Note Exchange and Option Agreement”), between the Company and Keywin, Keywin exchanged its Amended and Restated Note in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 61,407,093 shares of the Company’s common stock and an option to purchase an aggregate of 24,562,837 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000 (the “Keywin Option”). The Keywin Option was originally exercisable for a three-month period which commenced on April 2, 2009, but pursuant to several subsequent amendments, the exercise period has been extended to a forty-five-month period ending on January 1, 2013, subject to the Company’s right to unilaterally terminate the exercise period upon 30 days’ written notice. As of September 30, 2012, the Keywin Option has not been exercised.

Pursuant to a note exchange agreement, dated April 2, 2009, among the Company and the Note Holders, the parties agreed to cancel their Amended and Restated Notes in the principal amount of $5,000,000 (including all accrued and unpaid interest thereon), and all of the warrants, in exchange for the Company’s issuance of the 1% unsecured senior convertible promissory notes due 2012 in the principal amount of $5,000,000 (the “1% Convertible Promissory Notes”). The 1% Convertible Promissory Notes bear interest at 1% per annum, are payable semi-annually in arrears, mature on April 1, 2012, and are convertible at any time by the holder into shares of the Company’s common stock at an initial conversion price of $0.1163 per share, subject to customary anti-dilution adjustments. In addition, in the event of a default, the holders will have the right to redeem the 1% Convertible Promissory Notes at 110% of the principal amount, plus any accrued and unpaid interest. The parties also agreed to terminate the Security Agreement and release all security interests arising out of the Purchase Agreement and the Amended and Restated Notes.

2) Extension of 1% Convertible Promissory Notes and Issuance of New 1% Convertible Promissory Notes

The 1% Convertible Promissory Notes matured on April 1, 2012 and on the same date, the Company and the Note Holders agreed to the following: (1) extension of the maturity date of the 1% Convertible Promissory Notes for a period of two years and (2) modification of the 1% Convertible Promissory Notes to be convertible at any time into shares of the Company’s common stock at a conversion price of $0.09304 per share, subject to customary anti-dilution adjustments. In all other respects not specifically mentioned, the terms of the 1% Convertible Promissory Notes shall remain the same and shall be fully enforceable in accordance with its terms. Subsequently, the Company issued new 1% convertible promissory notes (the “New 1% Convertible Promissory Notes”) to the Note Holders. The New 1% Convertible Promissory Notes bear interest at 1% per annum, are payable semi-annually in arrears, mature on April 1, 2014, and are convertible at any time by the holders into shares of the Company’s common stock at an initial conversion price of $0.09304 per share, subject to customary anti-dilution adjustments. In addition, in the event of a default, the holders will have the right to redeem the 1% Convertible Promissory Notes at 110% of the principal amount, plus any accrued and unpaid interest.

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

Convertible promissory notes, net as of September 30, 2012 and December 31, 2011 were as follows:

	As of September 30, 2012	As of December 31, 2011
Gross carrying value	$5,000,000	$5,000,000
Less: Allocated intrinsic value of beneficial conversion feature	(3,598,452)	(1,447,745)
Add: Accumulated amortization of debt discount	491,477	1,259,825
	1,893,025	4,812,080
Less: Current portion	-	(4,812,080)
Non-current portion	$1,893,025	$-

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

The amortization of deferred charges and debt discount for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Conversion Features	$265,730	$128,910	$679,397	$375,248
Deferred Charges	-	20,310	31,692	60,853
Total	$265,730	$149,220	$711,089	$436,101

Interest Expense

The interest expenses of the 1% Convertible Promissory Notes for the three months ended September 30, 2012 and 2011 were $12,603, while for the nine months ended September 30, 2012 and 2011 amounted to $37,397.

NOTE 10.	CAPITAL LEASE OBLIGATION

As of September 30, 2012, the gross amount of the motor vehicle under capital leases was $53,751. The following is a schedule by years of future minimum lease payment under capital leases together with the present value of the net minimum lease payment as of September 30, 2012.

Fiscal years ending December 31,
2012	$3,462
2013	13,846
2014	13,846
2015	13,846
2016	13,846
2017	4,615
Total minimum lease payments	63,461
Less: Amount representing interest	(9,710)
Present value of net minimum lease payment	53,751
Less: Current portion	(10,101)
Non-current portion	$43,650

NOTE 11.	COMMITMENTS AND CONTINGENCIES

Commitments

1. Rental Lease Commitment

The Company’s existing rental leases do not contain significant restrictive provisions. The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases as of September 30, 2012:

Three months ending December 31, 2012	$48,632
Fiscal years ending December 31,
2012	48,632
2013	146,696
2014	131,476
Thereafter	-
Total	$326,804

 2. Annual Advertising Operating Rights Fee Commitment

The Company, through its PRC operating companies, has acquired advertising rights from third parties to operate different types of advertising panels for certain periods.

The following table sets forth the estimated future annual commitment of the Company with respect to the advertising operating rights of panels that the Company held as of September 30, 2012:

Three months ending December 31, 2012	$479,035
Fiscal years ending December 31,
2012	479,035
2013	544,146
Thereafter	-
Total	$1,023,181

3. Capital commitments

As of September 30, 2012, the Company had commitments for capital expenditures in connection with construction of roadside advertising panels and mega-size advertising panels of approximately $19,000.

NOTE 12.	STOCKHOLDERS’ DEFICIT

 Stock, Options and Warrants Issued for Services

1. In August 2006, the Company issued a warrant to purchase up to 20,000 shares of restricted common stock to a consultant at an exercise price $3.50 per share. One-fourth of the shares underlying the warrant became exercisable every 45 days beginning from the date of issuance. The warrant remains exercisable until August 25, 2016. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following assumptions and estimates: expected dividend 0%, volatility 192%, a risk-free rate of 4.5% and an expected life of one (1) year. The value of the warrant recognized for the three and nine months ended September 30, 2012 and 2011 were $nil. As of September 30, 2012, none of the warrant was exercised.

2. In July 2009, the Company granted an aggregate of 400,000 shares of common stock to Jennifer Fu, our Former Chief Financial Officer and one employee of the Company individually for their services to the Company covering the period from July 15, 2009 to July 14, 2011. Such shares with par value of $0.001 were issued on July 28, 2009 but will not vest until July 14, 2010 after which the relevant share certificate will be handed to the employees. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operations for the three months ended September 30, 2012 and 2011, while during the nine months ended September 30, 2012 and 2011 such amounts were $nil and $7,500, respectively.

3. In July 2009, NCN Group Management Limited entered into Executive Employment Agreements with Earnest Leung, Chief Executive Officer and Godfrey Hui, Deputy Chief Executive Officer. Pursuant to the agreements, Dr. Earnest Leung and Mr. Godfrey Hui were granted 6,000,000 and 2,000,000 shares, respectively, for their services rendered during the period from July 1, 2009 to June 30, 2011. Such shares with par value of $0.001 each were issued to the concerned executives on July 28, 2009. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $1,200,000 of deferred stock compensation amortized over requisite service period. The amortization of deferred stock compensation of $nil recorded as non-cash stock-based compensation and included in general and administrative expenses on the unaudited condensed consolidated statements of operations for the three months ended September 30, 2012 and 2011, while during the nine months ended September 30, 2012 and 2011 such amounts were $nil and $300,000, respectively.

4. In August 2010, the Company granted an aggregate of 360,000 shares of common stock to the independent directors of the Company for their services to the Company covering the period from July 2, 2010 to July 1, 2011. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Ronald Lee: 120,000 shares; Gerald Godfrey: 120,000 shares; and Serge Choukroun: 120,000 shares. In connection with these stock grants and in accordance with ASC Topic 718 , the Company recognized $nil of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statement of operation for the three months ended September 30, 2012 and 2011, while during the nine months ended September 30, 2012 and 2011 such amounts were $nil and $27,818, respectively.

5. In July 2011, the Board of Director granted an aggregate of 360,000 shares of common stock to the independent directors of the Company for their services rendered during the year from July 1, 2011 to June 30, 2012. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Ronald Lee, 120,000 shares; Gerald Godfrey, 120,000 shares; and Serge Choukroun, 120,000 shares. On November 8, 2011, the Board of Directors granted 75,000 shares of the common stock to the independent director, Charles Liu, for his service rendered during the period from November 16, 2011 to June 30, 2012. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil and $2,925 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended September 30, 2012 and 2011, respectively, while during the nine months ended September 30, 2012 and 2011 such amounts were $13,890 and $2,925, respectively.

6. In April 2012, the Company entered into a service agreement with a financial advisory company. Pursuant to the agreement, the financial advisory company was granted 540,541 shares for services rendered. Such shares with par value of $0.001 were issued to the financial advisory company in May 2012. In August 2012, the Company entered into a mutual termination agreement with the financial advisory company to terminate the service agreement and the Company cancelled the shares issued. In connection with these stock grants and cancellations, the Company reversed $100,000 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operations for the three months ended September 30, 2012, while during the nine months ended September 30, 2012 such amount was $nil.

7. In July 2012, the Board of Director granted an aggregate of 360,000 shares of common stock to the independent directors of the Company for their services rendered during the year from [July 1, 2012 to June 30, 2013]. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Ronald Lee, 120,000 shares; Gerald Godfrey, 120,000 shares; and Charles Liu, 120,000 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $16,650 and $nil of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended September 30, 2012 and 2011, respectively, while during the nine months ended September 30, 2012 and 2011 such amounts were $16,650 and $nil, respectively.

8. In September 2012, the Company entered into a financial public relations agreement with a Consultant. Pursuant to the agreement, the Consultant was granted 700,000 shares of common stock for the service rendered during the year from September 10, 2012 to September 9, 2013. In September 2012, the Company issued 300,000 shares of par value of $0.001 each to the Consultant. In connection with this stock grant, the Company recognized $39,000 and $nil of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operations for the three months ended September 30, 2012 and 2011, respectively, while during the nine months ended September 30, 2012 and 2011, such amounts were $39,000 and $nil, respectively.

NOTE 13.	RELATED PARTY TRANSACTIONS

Except as set forth below, during the nine months ended September 30, 2012 and 2011, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

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

During the nine months ended September 30, 2012 and 2011, the Company recorded a fee of $nil and $87,357, respectively for sharing an office with its facilities, of which the related company is the tenant.

During the nine months ended September 30, 2012, the Company received loans of $128,205 from its director and repaid loans of $168,910 to its director. As of September 30, 2012 and December 31, 2011, the Company recorded an amount of $189,039 and $229,744 payable to directors. Such payable was included in accounts payable, accrued expenses and other payables on the unaudited condensed consolidated balance sheets. The amount is unsecured, bears no interest and is repayable on demand.

During the nine months ended September 30, 2012, the Company purchased a motor vehicle from its director for HK$450,000 (equivalent to $57,692).

NOTE 14.	NET LOSS PER COMMON SHARE

Net loss per common share information for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Numerator:
Net loss	$(664,759)	$(420,990)	$(129,812)	$(1,697,723)
Denominator :
Weighted average number of shares outstanding, basic	97,020,771	84,504,467	96,768,572	84,504,467
Effect of dilutive securities	-	-	-	-
Options and warrants	-	-	-	-
Weighted average number of shares outstanding, diluted	97,020,771	84,504,467	96,768,572	84,504,467

Net loss per common share – basic and diluted	$(0.007)	$(0.005)	$(0.001)	$(0.020)

The diluted net loss per common share is the same as the basic net loss per common share for the three and nine months ended September 30, 2012 and 2011 as all potential common shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. The securities that could potentially dilute basic net income (loss) per common share in the future that were not included in the computation of diluted net loss per common share because of anti-dilutive effect as of September 30, 2012 and 2011 were summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Potential common equivalent shares:
Stock warrants for services*	-	-	-	-
Conversion feature associated with convertible promissory notes to common stock	53,740,327	-	53,740,327	42,992,261
Common stock to be granted to consultants for services (including non-vested shares)	20,000	20,000	20,000	20,000
Stock options granted to Keywin	12,129,946	-	12,517,332	10,448,078
Total	65,890,273	20,000	66,277,659	53,460,339
Remarks: * As of September 30, 2012, the number of potential common equivalent shares associated with warrants issued for services was nil, which was related to a warrant to purchase 20,000 shares of common stock issued by the Company to a consultant in 2006 for service rendered at an exercise price of $3.50, which will expire in August 2016.

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

Total advertising revenues were $1,299,463 and $1,178,544 for the nine months ended September 30, 2012 and 2011, respectively, and we had a net loss of $129,812 and $1,697,723 for the nine months ended September 30, 2012 and 2011, respectively. Our results of operations were negatively affected by a variety of factors, which led to less than expected revenues and cash inflows during the fiscal year 2012, including the following:

•	the rising costs to acquire advertising rights due to competition among bidders for those rights;

•	slower than expected consumer acceptance of the digital form of advertising media;

•	strong competition from other media companies; and

•	many customers continued to be cost-conscious in their advertising budget especially on our new digital form of media.

To address these unfavorable market conditions, we continue to implement cost-cutting measures, including reductions in our workforce, office rentals, selling and marketing related expenses and other general and administrative expenses. We have also re-assessed the commercial viability of each of our concession rights contracts and have terminated those of our concession rights that we determined were no longer commercially viable due to high annual fees. Management has also successfully negotiated some reductions in advertising operating rights fees under remaining contracts. Since the latter half of 2011, we have expanded our focus from LED media and have actively explored new prominent media projects in order to provide a wider range of media and advertising services and improve our financial performance.

During the period from May 2010 to January 2012, we have only kept one concession right contract to operate 52 roadside advertising panels along the Nanjing Road in Shanghai, China. In February 2012, we secured a new media advertising project in Shanghai, China. Pursuant to a cooperative agreement entered into with Shanghai Shenpu Advertising & Decoration Co., Limited, we were granted the right to operate a mega-sized traditional advertising billboard located at Raffles City, Shanghai, and two mega-sized traditional advertising billboards located at different sections along Nanjing Road and Henan Road in Shanghai. The terms of the cooperative arrangement is one year with a renewal option. In the past, these three mega-sized advertising panels were mainly used by branded corporate customers such as Citibank, Nikon and Nintendo and we expect that this trend will continue. In October 2012, we secured a new media advertising project in Zhuhai, China. Pursuant to the agreement, we were granted the right to operate the 276 square meter advertising area located on the first floor of the Union Building at the entrance of Zhuhai sub-zone of Zhuhai-Macau Cross Border Industrial Zone for a period of a 34-month ending July 31, 2015. The Company will continually explore new media projects in order to provide a wider range of media and advertising services, rather than focusing primarily on LED media. The Company has identified several such potential projects which it intends to aggressively pursue in the coming year.

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

On April 2, 2009, we entered into the Note Exchange Agreement with certain Investors, pursuant to which the parties agreed to cancel the Amended and Restated Notes in the principal amount of $5 million held by such Investors (including accrued and unpaid interest thereon), and all the Warrants, in exchange for our issuance of 1% Unsecured Senior Convertible Notes due 2012 in the principal amount of $5 million, or the 1% Convertible Promissory Notes. The 1% Convertible Promissory Notes bear interest at 1% per annum, are payable semi-annually in arrears, and matured on April 1, 2012. They are convertible at any time into shares of our common stock at an initial conversion price of $0.1163 per share, subject to customary anti-dilution adjustments. In the event of a default, the Note Holders have the right to redeem the 1% Convertible Promissory Notes at 110% of the principal amount, plus any accrued and unpaid interest. The parties also agreed to terminate the Security Agreement and release all security interests arising out of the Purchase Agreement and the Amended and Restated Notes.

The 1% Convertible Promissory Notes matured on April 1, 2012 and on the same date, the Company and the Note Holders agreed to the following: (1) extension of the maturity date of the 1% Convertible Promissory Notes for a period of two years and (2) modification of the 1% Convertible Promissory Notes to be convertible at any time into shares of the Company’s common stock at a conversion price of $0.09304 per share, subject to customary anti-dilution adjustments. In all other respects not specifically mentioned, the terms of the 1% Convertible Promissory Notes shall remain the same and shall be fully enforceable in accordance with its terms. Subsequently, the Company issued new 1% unsecured senior convertible promissory notes matured on April 1, 2014 to the Note Holders.

Results of Operations

The following results of operations is based upon and should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto included in Part I – Financial Information, “Item 1. Financial Statement.” All amounts are expressed in U.S. dollars.

Comparison of Three Months Ended September 30, 2012 and September 30, 2011

Revenues – Our revenues consist primarily of income from out-of-home advertising panels. We recognize revenue in the period when advertisements are displayed. Revenues from advertising services for the three months ended September 30, 2012 were $356,480, as compared to $458,770 for the corresponding prior year period, a decrease of 22%. Approximately 27% of the decline in revenue was attributed to reduced advertising services revenue from the Nanjing Road Project. The decrease was offset by a 5% increase in revenue generated from the new media advertising project in Shanghai during the three months ended September 30, 2012.

Cost of Revenues – Cost of revenues primarily consists of fees to obtain rights to operate advertising panels, advertising agency service fees, media display equipment depreciation expenses and other miscellaneous expenses. Cost of revenues for the three months ended September 30, 2012 was $347,241, an increase of 36% as compared to $256,067 for the three months ended September 30, 2011. Approximately 39% of this increase was due to an amortization of advertising operating rights fee of $279,722 for the three months ended September 30, 2012, as compared to $180,136 for the corresponding prior year period. The increase was partially offset by lower business tax.

Gross Profit – Our gross profit for the three months ended September 30, 2012 was $9,239 as compared to $202,703 for the corresponding prior year period. The reduction in gross profit was due to the decrease in revenues and the increase in cost of revenues during the three months ended September 30, 2012.

Selling and Marketing Expenses – Selling and marketing expenses primarily consist of advertising and other marketing related expenses, compensation and related expenses for personnel engaged in sales and sales support functions. Selling and marketing expenses for the three months ended September 30, 2012 decreased by 65% to $44,600, as compared to $126,434 for the corresponding prior period. Approximately 52% of the decrease was due to a restructuring of our sales team and the remaining 13% was attributable to other cost cutting measures.

General and Administrative Expenses – General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive officers and employees, stock-based compensation expense for stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC Topic 718, employee bonuses and other staff welfare and benefits, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses).  General and administrative expenses for the three months ended September 30, 2012 decreased by 17% to $334,952, as compared to $403,669 for the corresponding prior year period. Approximately 12% of the decrease was due to lower stock compensation expense amounting to $47,275, as a result of the termination of a service agreement with a financial advisor. This decline was partially offset by an increase in stock compensation amounting to $39,000 as a result of shares granted to a consulting company during the three months ended September 30, 2012. The remaining 5% of the decrease was mainly due to further reduction of the Company’s rental and other general administrative expenses as well as a loss on disposal of fixed assets amounting to $12,598 was recorded during the three months ended September 30, 2011.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the three months ended September 30, 2012 increased to $300,757 by 86%, as compared to $161,823 for the corresponding prior year period. Approximately 72% of the increase was due to the amortization of debt discount from the extension of convertible promissory notes in April 2012 and the remaining 14% was attributable to the increase in interest expense for the short-term loans.

Other Income (Expenses), Net – Other income, net for the three months ended September 30, 2012 was $6,311, compared to $68,233 for the corresponding prior year period. The decrease in other income, net was mainly attributed to the receipt of refund from Chengtian litigation net of respective legal fee amounting to $88,013, partially offset by the loss from sales of available-for-sale securities amounting to $22,996 in 2011 period.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended September 30, 2012 and 2011, because the Company and all of its subsidiaries and variable interest entity operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $664,759 for the three months ended September 30, 2012, an increase of 58% compared to $420,990 for the corresponding prior year period. The increase in net loss was mainly driven by decrease in gross profit and other income and increase in interest and other debt-related expenses offset by decrease in operating expenses.

Comparison of Nine Months Ended September 30, 2012 and September 30, 2011

Revenues – Revenues from advertising services for the nine months ended September 30, 2012 were $1,299,463 an increase of 10% compared to $1,178,544 for the corresponding prior year period. Approximately 17% of the increase was attributed to the increase in revenue generated from a new media advertising project in Shanghai during the nine months ended September 30, 2012. The increase was offset by 7% decrease of revenue from the Nanjing Road Project during the nine months ended September 30, 2012.

Cost of Revenues – Cost of revenues for the nine months ended September 30, 2012 were $978,563, an increase of 19% as compared to $824,533 for the nine months ended September 30, 2011. Approximately 29% of the increase was attributable to an increase in the amortization of advertising operating rights fee, which was $776,236 for the nine months ended September 30, 2012, as compared to $533,040 for the corresponding prior year period. The increase was as the result of obtaining one more media advertising project in Shanghai during the current year period. The increase was offset by the decrease in business tax and advertising production fee.

Gross Profit – Our gross profit for the nine months ended September 30, 2012 was $320,900 compared to gross profit of $354,011 for the corresponding prior year period. The decrease in gross profit was primarily driven by the increase in cost of revenues, which was partially offset by the increase in revenues during the nine months ended September 30, 2012.

Selling and Marketing Expenses – Selling and marketing expenses for the nine months ended September 30, 2012 decreased by 38% to $229,906, compared to $370,359 for the corresponding prior period. Approximately 24% of the decrease was due to the restructuring of our sales team so as to enhance our operational effectiveness and efficiency and the remaining 14% was attributable to further cost cutting measures.

General and Administrative Expenses – General and administrative expenses for the nine months ended September 30, 2012 increased by 23% to $1,314,773 compared to $1,070,910 for the corresponding prior year period. Approximately 20% of the increase in general and administrative expenses was mainly due to a reversal of over-provision of rental related expenses in connection with the Chengtian litigation amounting to $215,639 recorded during the nine months ended September 30, 2011; An additional 28% of the increase was due to a reversal of over-provision of tax allowance for shares granted to executives amounting to $297,415 during the nine months ended September 30, 2011 as a result of the decline in our stock price when the vesting period expires. The increase was partially offset by a decrease in stock compensation expense amounting to $262,295 due to the completion of requisite service period in 2011 for certain previously granted stock.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the nine months ended September 30, 2012 increased to $794,507, or by 68%, compared to $473,498 for the corresponding prior year period. Approximately 58% of the increase was due to the increase in amortization of debt discount as a result of the extension of convertible promissory notes in April 2012 and the remaining 10% was attributable to the increase in interest expense for the short-term loans.

Other Income (Expenses), Net – Other income, net for the nine months ended September 30, 2012 was $1,888,474, compared to other expenses, net of $136,967 for the corresponding prior year period. The increase in other income, net was primarily attributed to the extension of convertible promissory notes in April 2012, from which the Company recorded a one-time gain on extinguishment of debt amounting to $1,877,594 during the nine months ended September 30, 2012. Other expenses, net for the prior year period were mainly attributed to the loss from sales of available-for-sale securities amounting to $228,285 were recorded offset by the receipt of refund related to the Chengtian litigation, net of respective legal fees amounting to $88,013 was recorded during the nine months ended September 30, 2011.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the nine months ended September 30, 2012 and 2011 as the Company and all of its subsidiaries and its variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $129,812 for the nine months ended September 30, 2012, compared to $1,697,723 for the corresponding prior year period. The decrease in net loss was primarily due to a one-time gain on extinguishment of debt amounting to $1,877,594 recorded during the nine months ended September 30, 2012.

 Liquidity and Capital Resources

As of September 30, 2012, we had cash of $49,743, as compared to $65,623 as of December 31, 2011, an decrease of $15,880.  The increase was mainly attributable to the cash provided by directors’ loans and other short-term loans, which was partially offset by an increase in cash used in operating activities and financing activities.

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30, 2012	September 30, 2011
Net cash used in operating activities	$(331,310)	$(143,505)
Net cash (used in) provided by investing activities	(166,947)	22,949
Net cash provided by financing activities	487,405	96,154
Effect of exchange rate changes on cash	(5,028)	(10,934)
Net decrease in cash	(15,880)	(35,336)
Cash, beginning of period	65,623	170,621
Cash, end of period	$49,743	$135,285

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2012 was $331,310 as compared to $143,505 for the corresponding prior year period. The increase was mainly due to the decrease in gross profit and was partially offset by better management of our working capital.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2012 was $166,947, as compared to net cash provided by investing activities of $22,949 for the corresponding prior year period. The increase in net cash used in investing activities was mainly attributable to leasehold improvements paid for the relocation of our Hong Kong and Shanghai offices as well as a motor vehicle purchased during the nine months ended September 30, 2012.

Financing Activities

Net cash provided by financing activities was $487,405 for the nine months ended September 30, 2012, as compared to $96,154 for the corresponding prior year period. The increase was mainly due to the receipts of short-term loans for financing our operations during the nine months ended September 30, 2012. Net cash provided by financing activities for the nine months ended September 30, 2011 was mainly due to a receipt of directors’ loans of $96,154.

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
	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Payment for prepayments for advertising operating rights	$47,031	$242,747	$609,359	$460,723

Amortization of prepayments for advertising operating rights	279,722	$180,136	$776,236	$533,040

	As of September 30, 2012	As of December 31, 2011
Prepayments for advertising operating rights, net	$47,030	$182,969

Accrued advertising operating rights fees	$32,660	$-

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

Capital Expenditures

During the nine months ended September 30, 2012 and 2011, we acquired equipment of $170,141 and $25,402 which were primarily financed by short-term loans and capital lease financing, and the cash flows generated from our operations, respectively..

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of September 30, 2012:

	Payments due by period
	Total	Due in 2012	Due in 2013- 2014	Due in 2015- 2016	Thereafter
Debt Obligations (a)	$5,000,000	$-	$5,000,000	$-	$-
Operating Lease Obligations (b)	326,804	48,632	278,172	-	-
Advertising Operating Rights Fee Obligations (c)	1,023,181	479,035	544,146	-	-
Purchase Obligations (d)	$19,000	$19,000	$-	$-	$-

(a) Debt Obligations . We issued an aggregate of $5,000,000 in 1% Convertible Promissory Notes in April 2009 to our investors and such 1% Convertible Promissory Notes matured on April 1, 2012. On the same date, the Company and the Note Holders agreed to extend the maturity date of the 1% Convertible Promissory Notes for a period of two years. For details, please refer to the Note 9 of the unaudited condensed consolidated financial statements.

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

Recent Accounting Pronouncements

 In December 2011, FASB issued ASU No. 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force).   The objective of this update is to resolve the diversity in practice about whether the guidance in Subtopic 360-20 applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This update does not address whether the guidance in Subtopic 360-20 would apply to other circumstances when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate. The amendments in this update should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, the amendments in this update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. Early adoption is permitted. The adoption of ASU No. 2011-10 did not have a material impact on our financial statements.

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

In July 2012, FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment The objective of the amendments in this update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2013. Management is currently evaluating the potential impact of ASU No. 2012-02 on our financial statements.

In October 2012, FASB issued ASU No. 2012-04, Technical Corrections and Improvements: The amendments in this Update cover a wide range of Topics in the Codification. These amendments are presented in two sections—Technical Corrections and Improvements (Section A) and Conforming Amendments Related to Fair Value Measurements (Section B). For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2013. Management is currently evaluating the potential impact of ASU No. 2012-04 on our financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that as of September 30, 2012, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

We have not sold any equity securities during the quarter ended September 30, 2012 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

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

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
10.1	1% Senior Unsecured Convertible Notes

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
Financial statements and footnotes of Network CN Inc. for the fiscal quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T (furnished herewith)

* Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2012	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
( Principal Executive Officer )

By:	/s/ Shirley Cheng
Shirley Cheng , Interim Chief Financial Officer
( Principal Financial Officer and Principal Accounting Officer )