Form 10-K
period 2012-12-31
NETWORK CN INC
filed 2013-05-10
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

As of June 30, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $4.8 million.

The number of shares outstanding of each of the issuer’s classes of common stock, as of May  10, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	105,419,467

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

PART I

ITEM 1.  BUSINESS

Overview of Our Business

Our mission is to become a nationwide leader in providing out-of-home advertising in China, primarily serving the needs of branded corporate customers. We seek to acquire rights to install and operate roadside advertising panels and mega-size advertising panels in the major cities in China. In most cases, we are responsible for installing advertising panels, although in some cases, advertising panels might have already been installed, and we will be responsible for operating and maintaining the panels. Once the advertising panels are put into operation, we sell advertising airtime to our customers directly. Since late 2006, we have been operating an advertising network of roadside LED digital video panels, mega-size LED digital video billboards and light boxes in major Chinese cities. Light Emitting Diode, or LED, technology has evolved to become a new and popular form of advertising in China, capable of delivering crisp, super-bright images both indoors and outdoors. In 2013, we have extended our business direction to not just selling air-time for its media panels but started working closely with property developers in media planning for the property at the very early stage.

Total advertising revenues were $1,835,940, $1,794,552 and $2,207,479 for the years ended December 31, 2012, 2011 and 2010 respectively. Our net loss was $1,210,629, $2,102,548 and $2,603,384 for the years ended December 31, 2012, 2011 and 2010 respectively. Our results of operations were negatively affected by a variety of factors, which led to less than expected revenues and cash inflows during the fiscal year 2012, including the following:

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

New Advertising Media Projects

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

Identification of Potential Projects

In November 2012, we entered into a framework agreement to co-operate with "Shanghai New Athletes Travel Limited" to operate the advertising area of the No. 2 Building in Shanghai New Athletes' City ("the City"), Putuo District, Shanghai. Under the Agreement signed, Shanghai New Athletes Travel Limited is the owner of the No. 2 Building in the City and we will be responsible for the media planning and to operate the advertising media of the building. The agreement is signed with one-year term from November 17, 2012 to November 16, 2013.

In January 2013, we entered into a framework agreement to co-operate with "Shanghai Changfeng International Sourcing & Investment Co., Ltd." to operate the advertising area of the “Shanghai International Sourcing Center Base” ("the Base") in Shanghai. Under the agreement signed, Shanghai Changfeng International Sourcing & Investment Co., Ltd. is the owner of the Base and we will be responsible for the media planning and will be the operator for the whole advertising media of the Base. This agreement initially covers the planning period from November 9, 2012 to June 30, 2013, with an operating agreement to be signed subsequently.

We have extended our business direction to not just selling air-time for its media panels but started working closely with property developers in media planning for the property at the very early stage. By doing so, we are able to attract several property developers to grant us media right within the whole property. These will include exhibition and conference centres, shopping malls, etc. This new business model will create a closer work relationship between the property owners and the Company as the property owners welcome a more thorough and well-planned media layout in their property at an early stage. Under this approach, the property owners are more eager to work with us and even more ready to invest in the installation of media panels.

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

As of the date of this annual report, Lianhe has not received any technology and management consulting services fees from any of our PRC operating companies as they have operated at a net loss since entering into these contractual agreements. We also did not register all aforementioned equity pledge agreements with the relevant PRC authorities as we believed that the risk of the PRC shareholders of our PRC operating companies failing to perform their respective obligations under the above contractual arrangements was not high. Furthermore, under the current practice in the PRC, we would be required to submit an application to the PRC Authorities for revoking any previously registered equity pledges before we could designate other person as a new PRC shareholder. The process for such application varies on a case by case basis, but could last several months. As such, the registration of the equity pledge agreements with the relevant PRC authorities would incur more costs and time if at any time we want to designate other person as the new PRC shareholders. As most of our current business and operations was conducted by Yi Gao, which became our wholly owned foreign enterprise in January 2011 (for details, please refer to Item 1 – Business, “History - Corporate Restructuring” below) and Bona currently only has minimal operation, we believed the relevant risk imposed to our operations has been reduced.

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

Before our restructuring exercise, we maintained PRC offices in both Beijing and Shanghai and our advertising business was run through four PRC advertising entities, namely Quo Advertising, Bona, Botong and Yi Gao. After the restructuring, we now maintain our PRC office in Shanghai only and our advertising business is only run through our PRC advertising entity Yi Gao. This restructuring exercise enables us to reduce our PRC operating expenses, including Beijing rental expenses of US$42K per annum, staff costs in Beijing of US$128K per annum, as well as office expenses, travelling expenses and PRC statutory expenses. The structure of our PRC operations is now simplified which directly improves internal communication and efficiency. We expect these actions will enhance our operational efficiency and effectiveness and should reduce our operating expenses for the foreseeable future.

Corporate Structure

The following chart reflects our organization structure as of the date of this annual report:

Network CN Inc. ("NCN")
(Delaware, U.S.A)
Type 1 Co
Director: 1) Earnest Leung 2) Gerald Godfrey and 3) Charles Liu
NCN Group Limited ("NCN Group")
(100%) (BVI)
Type 1 Co
Director: Earnest Leung
NCN Group Management Limited
(100%) (HK)
Type 2 Co
Director: Earnest Leung
NCN Media Services Limited
(100%) (BVI)
Type 1 Co
Director: Earnest Leung
NCN Huamin Management Consultancy (Beijing) Company Limited ("NCN Huamin")
(100%) (The PRC)
Type 2 Co
Director: Chen Yuan Fen
Crown Winner International Limited
(100%) (HK)
Type 4 Co
Director: Earnest Leung
Linkrich Enterprise Advertising and Investment Limited ("Linkrich Enterprise") (100%) (HK)
Type 1 Co
Director: Earnest Leung
Cityhorizon Limited ("Cityhorizon Hong Kong")
(100%) (HK)
Type 1 Co
Director: Earnest Leung
Crown Eagle Investment Limited
(100%) (HK)
Type 4 Co
Director: Earnest Leung
Yi Gao Shanghai Advertising Limited ("Yi Gao")
(100%)
(The PRC) Type 3 Co
*Director: 1) Lam Chi Ying
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

Industry Overview

The world economy continued to struggle through uncertainty about the European sovereign debt crisis and the strength of the economic recovery in the United States which, in turn, hampered global economic revival in 2012. Faced with subdued global demand, the Chinese economy showed signs of a slowdown. The unfavorable global and domestic climate created a number of challenges to China’s advertising industry as budget conservatism prevailed among advertisers throughout the period. Most advertisers are cost-conscious and prefer to commit to short-term rather than long-term contracts. Competition in the domestic out-of-home advertising sector is very intense and many local operators offer significant sales discounts to compete for market share.

According to Nielsen Market Research, in 2012 television remained the dominant advertising medium in the PRC for the foreseeable future, followed by newspaper, magazine and radio advertising. According to the latest figures released by CTR Market Research, in 2012, China’s annual GDP grew by 7.8% and the growth of traditional advertising in China experienced is only 4.5%, reaching a five-year low. With the economic slowdown, as expected, China’s advertising market also followed in step and realized slow but smooth growth.

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

Our Services

We install and operate roadside and mega-size advertising panels in major cities of the PRC. In later half of 2008, we reassessed the commercial viability of each of our concession right contracts in order to address certain unfavorable market conditions and started to terminate those non-viable concession right contracts. During 2012, we have three concession right contracts, one of which is to operate 52 roadside advertising panels along the Nanjing Road in Shanghai, China. All those panels were installed and are owned by us. In February 2012, we acquired rights to operate a mega-sized traditional advertising billboard located at Raffles City, Shanghai, China and 2 mega-sized traditional advertising billboards located at different section along Nanjing Road and Henan Road in Shanghai, China. All these three mega-sized advertising panels are installed and maintained by the authorizing party. In October 2012, we acquired rights to operate the 276 square meter advertising area located on the first floor of the Union Building at the entrance of Zhuhai sub-zone of Zhuhai-Macau Cross Border Industrial Zone.

As of April 15, 2013, we only operate the 276 square meter advertising area located on the first floor of the Union Building at the entrance of Zhuhai sub-zone of Zhuhai-Macau Cross Border Industrial Zone.

Our Suppliers

In some of our current and past media projects, we are responsible for installing advertising panels and billboards. We design the shape of our advertising panels and billboards according to the terms approved in the relevant PRC governmental documents. We identify suppliers of component parts used in our advertising panels and contract assembly of our advertising panels to third-party contract assemblers who assemble our advertising panels according to our specification. We select component suppliers based on price and quality. During the fiscal years ended December 31, 2012, 2011 and 2010, we did not install any advertising panels and billboards.

During 2012, we had three concession right contacts, which is to operate 1) 52 roadside advertising panels along Nanjing Road in Shanghai, China, 2) a mega-sized advertising billboard located at Raffles City, Shanghai, China and two mega-sized advertising billboards located at different section along Nanjing Road and Henan Road in Shanghai, China and 3) the 276 square meter advertising area located on the first floor of the Union Building at the entrance of Zhuhai sub-zone of Zhuhai-Macau Cross Border Industrial Zone. The names of authorizing parties of these three concession right contracts are Shanghai Chuangtian Advertising Company Limited, Shanghai Shenpu Advertising & Decoration Co., Limited and Lek Pak Company Limited.

Our Customers

Our customers include large international and domestic brand name customers. The following tables set forth those customers which accounted for 10% or more of our advertising sales in each fiscal year:

Name of Customer	Advertising Sales %
For the year ended December 31, 2012
Shanghai Zhongchang Advertising Limited	12%
Shanghai Zhongteng Advertising Limited	11%
Shanghai Shengyi Advertising Limited	10%

For the year ended December 31, 2011
Shanghai OCT Investment and Development Company Limited	19%
Shanghai Yifangda Advertising Limited	11%
Shanghai Etam Clothing Co., Ltd.	10%

For the year ended December 31, 2010
Shanghai Wenchang Advertising Co., Ltd	16%
Nanjing Tourism Administration	11%

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

Our Intellectual Property

During 2012, we had obtained the following patent rights from the PRC State Intellectual Property Office:

●	the technology of a display module and settings method for colored LED panels;
●	the technology of a display system with a blind spot checking function; and
●	a methodology and system for light intensity tuning of out-of-home LED panels.

As of April 15, 2013, we do not have any registered trademarks, copyrights,licenses or patent rights.
Our Research and Development

No material costs have been incurred on research and development activities for the fiscal years 2012, 2011 and 2010. We do not expect to incur significant research and development costs in the coming future.

Employees

As of December 31, 2012, the Company and its subsidiaries and variable interest entity had approximately 22 employees at our offices located at our Hong Kong and Shanghai offices, all of which are full-time employees.

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

Government Regulation

Limitations on Foreign Ownership in the Advertising Industry

The principal regulations governing foreign ownership in the advertising industry in China include:

●	The Administrative Regulations on Foreign-invested Advertising Enterprises (2008).
●	The Catalogue for Guiding Foreign Investment in Industry (2007);
●	Advertising Law (1994);
●	Regulations on Control of Advertisement (1987);
●	Implementation Rules for Regulations on Control of Advertisement (2004); and
●	The Administrative Regulations on Foreign-invested Advertising Enterprises (2004).

Since December 2005, the PRC government has allowed foreign investors to directly own 100% of an advertising business if the foreign investor has at least three years of direct operations in the advertising business outside of China or to set up an advertising joint venture if the foreign investor has at least two years of direct operations in the advertising industry outside of China.

We started our advertising business in late 2006. As we did not fulfill the above requirements, our advertising business was initially provided through our contractual arrangements with our PRC operating entities, Quo Advertising, Bona and Botong. For details of arrangements, please refer to Item 1 – Business, “History” above. Since late of 2008, we have undergone a long application process for qualifying and registering Yi Gao, as a sino-foreign equity advertising joint venture, of which we held a 70% equity interest at the time, with the remaining 30% interest was controlled through trust arrangement with Quo Advertising, in Shanghai, and on August 4, 2009 the SAIC issued Yi Gao a business license which specifically includes operating an advertising business within its scope of operations. Accordingly, in early 2010, we began to restructure our organization by consolidating our PRC operations and advertising business into Yi Gao. In the early 2010, we terminated all the commercial agreements with Quo Advertising and Botong. Our current PRC operations and advertising business is conducted by Yi Gao.

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

The recent global economic downturn and the debt crisis in certain countries in the European Union has caused, among other things, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth, in the United States, China and other parts of the world. The current European debt crisis and related financial restructuring efforts, are contributing to instability in global financial market, which adversely affects consumer confidence, the cost of borrowing and economic activity. All these will, and may continue to have, a negative effect on our ability to borrow funds or enter into other financial arrangements if and when additional funds become necessary for our operations. We believe many of our advertisers have also been affected by this economic turmoil. Current or potential advertisers may no longer be in business, may be unable to fund advertising purchases or decide to reduce purchases, all of which could lead to reduced demand for our advertising services, reduced gross margins, and delays in collecting accounts receivable or customer defaults. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given the fixed costs associated with our operations. Therefore, the global economic downturn will and may continue to have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, the timing and nature of any recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not continue to be materially and adversely affected.

We have a limited operating history, which may make it difficult for you to evaluate our business and prospects.

We began to operate our advertising business in late 2006. Accordingly, we have a very limited operating history upon which you can evaluate the viability and sustainability of our business and its acceptance by advertisers and consumers. As a result, it may be difficult for you to evaluate the effectiveness of our management and other key employees and their ability to address future challenges to our business.

We have a history of operating losses and we need to raise additional funds in the near future. Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a “going concern”.

We have a history of operating losses. We have incurred a net loss of $1,210,629 for fiscal year ended December 31, 2012 and our shareholders’ deficit was $4,032,289 as of December 31, 2012. Our cash flow projections presently indicate that our current assets and projected revenues from existing project on hand will not be sufficient to fund operations over the next twelve months. These raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has expressed uncertainty about our ability to continue as a going concern in its report. The consolidated financial statements included in this Annual Report do not include any adjustments that might result from the outcome of this uncertainty.

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

We have issued 1% convertible promissory notes to certain investors and our related interest payments on such notes could impose financial burdens on us. Further, during 2012, we received certain short-term loans from some unrelated individuals with monthly interest rate from 1% to 1.5% to finance our operation. If further debt is added to our consolidated debt level, the related risks that we now face could intensify. Covenants in the convertible notes and related agreements, and debt we may incur in the future, may materially restrict our operations, including our ability to incur additional debt, pay dividends, make certain investments and payments, and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans and we are unable to amend such financial covenants prior to default. An event of default under any debt instrument, if not cured or waived, could have a material adverse effect on us, our financial condition and our capital structure.

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

Our future success depends in part on the contributions of our management team and key sales and marketing personnel and our ability to attract and retain qualified new personnel. In particular, our success depends on the continuing employment of our CEO, Dr. Earnest Leung as well as our sales, marketing and other key personnel. Because of significant competition in our industry for qualified managerial, sales and marketing personnel, we cannot assure you that we will be able to retain our key senior managerial, sales and marketing personnel or that we will be able to attract, integrate and retain other such personnel that we may require in the future. If we are unable to retain our existing personnel, or attract, train, integrate or motivate additional qualified personnel, our growth may be restricted. The loss of any of these key employees could slow our programming, distribution and sales efforts or have an adverse effect on how our business is perceived by advertisers, venue providers and investors, and our management may have to divert their attention from our business to recruiting replacements for such key personnel.

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

We currently only committed to one advertising media project in China. Our operating result would depend on the success of this  project in the event that we cannot secure new promising advertising projects.

Since late 2008, we have undertaken drastic cost-cutting measures and a process of continuously re-assessing the commercial viability of each of our concession right contracts. We determined that many of our concession rights were no longer commercially viable due to high annual fees. From May 2010 to Jan 2012, we only retained the right to operate 52 roadside advertising panels along the Nanjing Road in Shanghai, China and terminated all other concession right contracts. In 2011, we started to actively explore new advertising related projects. In Feb 2012, we successfully secured a new project with 3 mega-sized advertising billboards located in Shanghai, China. In October 2012, we secured a new media advertising project in Zhuhai, China to operate the 276 square meter advertising area located on the first floor of the Union Building at the entrance of Zhuhai sub-zone of Zhuhai-Macau Cross Border Industrial Zone for a period of a 34-month ending July 31, 2015. As of April 15, 2013, we only retained the media advertising project in Zhuhai.

In the event that the authorizing parties of this project breaches the contract terms by terminating the contract early or if the PRC government were to interpret the current rules and regulations differently or if it were to implement new rules and regulations, which limited the period during which we can operate the advertising panels under these three projects, our business, operating results and financial condition could be adversely affected.

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

Our current advertising business is conducted by Yi Gao only. Any non-compliance to the PRC laws, rules and regulation may suspend or revoke their business license which could adversely affect our business and operations.

Since early 2010 we have been restructuring our organization. We have consolidated all our advertising business within onePRC operating company, namely Yi Gao only. In the event that Yi Gao does not comply with PRC laws, rules and regulations, their business licenses may be suspended or even revoked, which could adversely affect our business and operations. As there are substantial uncertainties regarding to the interpretation and implementation of current PRC laws, rules and regulations, we cannot assure you that we are always in compliance with PRC laws, rules and regulation.

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

The EIT Law provides that enterprises established outside of China whose "de facto management bodies" are located in China are considered "resident enterprises" and are generally subject to the uniform 25% enterprise income tax rate as to their worldwide income. Under the implementation regulations for the EIT Law issued by the PRC State Council, "de facto managementbody" is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and treasury, and acquisition and disposition of properties and other assets of an enterprise. Also, on April 22, 2009, the State Administration of Tax ("SAT") issued a Tax Circular, Guoshuifa [2009] No. 82, Notice on the Recognition of Overseas Incorporated Domestically Controlled Enterprises as PRC Resident Enterprises Based on the Place of Effective Management Criteria, or Circular 82, with retrospective effect from 1 January 2008. According to Circular 82, any enterprise established under the law of a country or region other than the PRC but whose main investor is a PRC enterprise or Group shall be recognized as a resident enterprise for PRC tax purposes if all the following criteria are met: (i) the senior executives responsible for its daily production or business operations and the place where such responsibilities are carried out are mainly located in China; (ii) decisions about its finances (such as borrowing, lending, financing and managing financial risk) and human resources (such as staff recruitment, termination, and remuneration policies) are made or approved by organizations or individuals located in China; (iii) its major properties, accounting books and records, company seal, board minutes and resolutions, shareholders' meeting minutes, etc. are kept in China; and (iv) 50% or more of its voting directors or its senior executives habitually reside in China. The principle of "substance over form" applies when determining the place of effective management. Although Circular 82 was issued to regulate the PRC tax resident judgment of companies established overseas and controlled by PRC companies, which is not applicable in our case, the criteria in Circular 82 should be used as a reference to the SAT's view on this issue. We believe the risk of being recognized as a PRC resident enterprise under the EIT Law is low.

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

In addition, our operations and transactions are subject to review by the PRC tax authorities pursuant to relevant PRC laws and regulations which change frequently, and their interpretation and enforcement involve uncertainties. For instance, in the case of some of our acquisitions of offshore entities that conducted their PRC operations in relation to such acquisitions, in particular where the PRC tax authorities take the view that the previous taxable income of the PRC affiliates of the acquired offshore entities needs to be adjusted and additional taxes be paid. In the event that the sellers failed to pay any taxes required under PRC laws in connection with these transactions, the PRC tax authorities might require us to pay the tax together with late-payment interest and penalties.

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

As aforementioned, our current media operations are conducted by our directly owned subsidiaries, namely Yi Gao and Lianhe, and Bona, through contractual arrangements with shareholders of Bona. As part of these arrangements, the shareholders of Bona hold some of the assets that are important to the operation of our business. If any of these entities files for bankruptcy or their assets become subject to liens or rights of third-party creditors, we may be unable to continue some or all of our business activities, which could affect our business, financial condition and results of operations.

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

We conduct substantially all of our business through our operating subsidiary, namely Yi Gao, in China. Yi Gao is subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference, but have limited precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past 30 years has significantly enhanced the protections afforded to various forms of foreign investment in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. For instance, we may have to resort to administrative and court proceedings to enforce the legal protection that we are entitled to by law or contract. Any litigation in China may be protracted and result in substantial costs in terms of financial resources and management attention. Since PRC administrative and court authorities have significant discretion in interpreting statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative court proceedings and the law enforcement actions than it would be in more developed legal systems. Such uncertainties, including the inability to enforce our contracts, especially our contractual arrangements among Lianhe and Bona which are governed by the PRC law, could adversely affect our business and operation. We cannot predict the effect of future developments in the PRC legal system, particularly with regard to the industries in which we operate, imposed on our business.

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

The audit report included in this annual report is prepared by our auditor who is not inspected by the Public Company Accounting Oversight Board and, as such, investors are deprived of the benefits of such inspection.

The independent registered public accounting firm that issues the audit reports included in our annual reports filed with the US Securities and Exchange Commission, as auditors of companies that are traded publicly in the United States and a firm registered with the US Public Company Accounting Oversight Board (United States) (the “PCAOB”), is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards. Our auditor is a Hong Kong-based PCAOB registrant, whose major clients are China-based companies. The PCAOB is currently unable to inspect the audits of China-based companies performed by Hong Kong-based PCAOB registrants, without the approval of the China authorities. As a result, our auditor is not inspected by PCAOB currently.

Inspections of other audit firms that the PCAOB has conducted have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. This lack of PCAOB inspections in prevents the PCAOB from regularly evaluating our auditor’s audits and its quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections of our auditor.

The inability of the PCAOB to conduct inspections of our auditor makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors that are subject to PCAOB inspections. As a result, investors may lose confidence in our reported financial information and procedures and the quality of our financial statements.

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

We currently only committed to one advertising media projects in Shanghai and one advertising media project in Zhuhai, China. Besides, we entered into two framework agreements for two more media projects in Shanghai, China. We need to continue geographic expansion of our media network market by entering into business cooperation agreements with local advertising companies to operate and manage advertising panels in China. We are currently searching for more opportunities but many of the most desirable locations in the major cities have been occupied by our competitors. If we are unable to enter into new agreements at economically advantageous terms, it may increase our costs of sales and increase the difficulty of convincing our advertisers to purchase advertising time so that we may generate profits.

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

The trading market in our common stock has been substantially less liquid than the average trading market for companies quoted on the OTCBB. Reported average daily trading volume in our common stock for the year ended December 31, 2012, was approximately 7,748 shares. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock at a price that is attractive to you.

The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when you want to sell your holdings.

The market price of our common stock is volatile, and this volatility may continue. For instance, between January 1, 2012 and December 31, 2012, the closing bid price of our common stock, as reported on the markets on which our securities have traded, ranged between $0.06 and $0.30. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

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

The conversion of some or all of our outstanding New 1% Convertible Promissory Notes Due 2014, which is convertible at any time into shares of our common stock at an initial conversion price of $0.09304 per share, subject to customary anti-dilution adjustments, and the exercise of Keywin Option, pursuant to which Keywin Investment Holdings Limited is able to purchase an aggregate of 24,562,837 shares of our common stock for an aggregate purchase price of $2 million by January 1, 2014, will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion and exercise could adversely affect prevailing market prices of our common stock.

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

A significant percentage of our outstanding common stock is beneficially owned or controlled by Dr. Earnest Leung, our Chief Executive officer, and as a result, he may have significantly greater influence on our corporate actions by nature of the size of their stockholdings relative to our public stockholders.

Keywin Holdings Limited of which Dr. Earnest Leung, our Chief Executive Officer is the director, beneficially owns approximately 23% of our outstanding common stock as of April 15, 2013. Accordingly, Dr. Earnest Leung has voting control over those common stocks held by Keywin Holdings Limited. Excluding the Keywin Holdings Limited shares, Dr. Earnest Leung, our Chief Executive Officer beneficially own 6% of our outstanding ordinary shares, as of April 15, 2013. As such, he collectively owns and/or control an aggregate of approximately 29% of our outstanding common stock. Consequently, if he acts individually may exert a significant degree of influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. Without his consent, we could be prevented from entering into transactions or conducting business that could be beneficial to us. Accordingly, his control of the Company could hinder any change in control of our business, particularly where such change of control would benefit stockholders other than him. It would be difficult for us to change our corporate structure if any disputes arise between us and him or if he fails to carry out their contractual and fiduciary obligations to us. Thus, his interests as an officer and employee may differ from their interests as a shareholder or from the interests of our other stockholders, including you.

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

We also maintain office space in Shanghai for certain of our PRC operating companies. Our Shanghai office currently occupies 207.5 square meters of space at Room 1501, No. 580 Nanjing West Road, Jingan District, Shanghai, China, for $4,491 per month, pursuant to a 1 year lease agreement commencing April 1, 2012 to March 31, 2013 between the Company’s subsidiary, Yi Gao and Shanghai Nanzheng Company Limited.

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

On March 19, 2013, Yi Gao received a legal letter dated March 18, 2013 from the legal counsel of Shanghai Chuangtian Advertising Company Limited (“Chuangtian”), the authorizing party of the Shanghai Road Project. The letter alleged Yi Gao had not pay the right fees of RMB1,157,000 (equivalent to approximately US$184,400 at the then-prevailing exchange rate) on February 15, 2013 for the period from April 1, 2013 to June 30, 2013 pursuant to the concession right contract, such that Yi Gao breached the concession right contract and Chuangtian can exercise its rights to terminate this contract on March 18, 2013. The legal letter also demanding the payment of right fees totaling RMB52,000 (equivalent to approximately US$8,290 at the then-prevailing exchange rate) together with late payment surcharges of RMB94,900 (equivalent to approximately US$15,100 at the then-prevailing exchange rate) and electricity charges of RMB34,345 (equivalent to approximately US$5,470 at the then-prevailing exchange rate) before March 28, 2013.

On March 28, 2013, Yi Gao transferred the assets rights of the LED panels to Chuangtian.  On April 12, 2013, Yi Gao received a notice from the People's Court of Huangpu District, Shanghai that Chuangtian, as plaintiff, had initiated a contract dispute against Yi Gao seeking an aggregate of RMB216,900 (equivalent to approximately US$34,500 at the then-prevailing exchange rate) for unpaid right fees, penalty and electricity charges.

The Company had not operated the respective advertising panels pursuant to the concession right contract started on April 1, 2013. At present, the outcome of this lawsuit cannot be reasonably predicted. In light of our current liquidity position, we believe that the outcome of this litigation may have a material impact on our cash flow.

On March 27, 2013, Yi Gao received a legal letter dated March 27, 2013 from the legal counsel of Chuangtian, customer of the Shanghai Road Project, alleged to terminate the advertising contract on March 18, 2013 and demanding the refund of advertising fee for the period from April 1, 2013 to June 30, 2013 totaling RMB202,500 (equivalent to approximately US$32,300 at the then-prevailing exchange rate) before March 30, 2013. On April 12, 2013, Yi Gao received a notice from the People's Court of Huangpu District, Shanghai that Chuangtian, as plaintiff, had initiated a contract dispute against Yi Gao seeking an aggregate of RMB202,500 (equivalent to approximately US$32,300 at the then-prevailing exchange rate) for refund of advertising fee. At present, the outcome of this lawsuit cannot be reasonably predicted. In light of our current liquidity position, we believe that the outcome of this litigation may have a material impact on our cash flow.

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

Market for Our Common Stock

Since August 1, 2006, our common stock has been quoted on the Over-the-Counter Bulletin Board, or OTCBB, maintained by the Financial Industry Regulatory Authority (“FINRA”), under the symbol “NWCN.” From February 2011 to February 2012, our common stock, along with the securities of over 600 other issuers, was transferred from the OTCBB automated quotation system to the OTCQB, which is part of the OTC Market Group's quotation system, due to the quotation inactivity by our market makers.  However, in February 2012, our common stock resumed quotation on the OTCBB as well. On May 9, 2013, the last reported sales price of our common stock on the OTCBB was $0.0799 per share.

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

	Closing Prices (1)
	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2012:
Fourth Quarter	$0.19	$0.06
Third Quarter	$0.19	$0.05
Second Quarter	$0.19	$0.10
First Quarter	$0.30	$0.02

FISCAL YEAR ENDED DECEMBER 31, 2011:
Fourth Quarter	$0.15	$0.01
Third Quarter	$0.03	$0.01
Second Quarter	$0.28	$0.03
First Quarter	$1.00	$0.01

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.bloomberg.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of May 10, 2013, the Company had approximately 150 stockholders of record and 105,419,467 shares of common stock were issued and outstanding. Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

In December 2012, we changed our registrar and transfer agent for our common stock from Globex Transfer, LLC. to Pacific Stock Transfer Company. Their address is 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119, USA and their telephone number and facsimile are +1 (702) 361-3033 and +1 (702) 433-1979, respectively.

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

Our board of directors has discretion on whether to pay dividends unless the distribution would render us unable to repay our debts as they become due. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant. For instance, the terms of the outstanding promissory notes issued to affiliated funds of Och-Ziff on April 2, 2012 contain restrictions on the payment of dividends. The dividend restrictions provide that the Company or any of its subsidiaries shall not declare or pay dividends or other distributions in respect of the equity securities of such entity other than dividends or distributions of cash which amounts during any 12-month period that exceed ten percent (10%) of the consolidated net income of the Company based on the Company’s most recent audited financial statements disclosed in the Company’s annual report on Form 10-K (or equivalent form) filed with the U.S. Securities and Exchange Commission.

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

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fourth quarter of our fiscal year ended December 31, 2012.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to Financial Statements.

Consolidated Statements of Operations Data

	Years ended December 31
	2012	2011	2010	2009	2008
Revenues	$1,835,940	$1,794,552	$2,207,479	$1,266,927	$4,622,270
Cost of revenues	(1,467,698)	(1,115,461)	(1,503,898)	(2,067,881)	(17,374,713)
Operating expenses	(2,324,971)	(2,007,315)	(2,778,004)	(5,423,074)	(40,099,318)
Other income (expenses), net	1,888,489	(135,341)	49,681	36,572	91,348
Interest and other debt-related expenses	(1,142,389)	(638,983)	(578,642)	(31,195,905)	(7,082,378)
Net loss from continuing operations	(1,210,629)	(2,102,548)	(2,603,384)	(37,383,361)	(59,842,791)
Net income (loss) from discontinued operations	-	-	-	-	45,041
Net loss attributable to NCN common stockholders	(1,210,629)	(2,102,548)	(2,603,384)	(37,359,188)	(59,484,833)
Net loss per share from continuing operations attributable to NCN common stockholders – basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.59)	$(4.16)

Consolidated Balance Sheets Data

	Years ended December 31
	2012	2011	2010	2009	2008
Cash	$21,008	$65,623	$170,621	$1,969,549	$7,717,131
Prepayments for advertising operating rights, net	581,990	182,969	209,186	348,239	418,112
Total assets	1,739,551	983,444	1,974,613	4,655,442	13,072,666
Convertible promissory notes	2,201,797	4,812,080	4,304,311	3,854,934	30,848,024
Total liabilities	5,771,840	6,039,862	5,499,149	6,146,648	36,428,883
Stockholders’ (deficit) equity	$(4,032,289)	$(5,056,418)	$(3,524,536)	$(1,491,206)	$(23,356,217)

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

Total advertising revenues were $1,835,940, $1,794,552 and $2,207,479 for the years ended December 31, 2012, 2011 and 2010 respectively. Our net loss was $1,210,629, $2,102,548 and $2,603,384 for the years ended December 31, 2012, 2011 and 2010 respectively. Our results of operations were negatively affected by a variety of factors, which led to less than expected revenues and cash inflows during the fiscal year 2012, including the following:

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

New Media Advertising Project

During the period from May 2010 to January 2012, we have only kept one concession right contract to operate 52 roadside advertising panels along the Nanjing Road in Shanghai, China.

In February 2012, we secured a new media advertising project in Shanghai, China. Pursuant to a cooperative agreement entered into with “Shanghai Shenpu Advertising & Decoration Co., Limited”, we were granted the right to operate a mega-sized traditional advertising billboard located at Raffles City, Shanghai, and two mega-sized traditional advertising billboards located at different sections along Nanjing Road and Henan Road in Shanghai. The terms of the cooperative arrangement is one year with a renewal option.. In February 2013, the Company has not renewed the agreement.

In October 2012, we secured a new media advertising project in Zhuhai, China. Pursuant to the agreement signed with “Lek Pak Company Limited”, we were granted the right to operate the 276 square meter advertising area located on the first floor of the Union Building at the entrance of Zhuhai sub-zone of Zhuhai-Macau Cross Border Industrial Zone for a period of a 34-month ending July 31, 2015.

Identification of Potential Projects

In November 2012, we entered into a framework agreement to co-operate with "Shanghai New Athletes Travel Limited" to operate the advertising area of the No. 2 Building in Shanghai New Athletes' City ("the City"), Putuo District, Shanghai. Under the Agreement signed, Shanghai New Athletes Travel Limited is the owner of the No. 2 Building in City and we will be responsible for the media planning and to operate the advertising media of the building. The agreement is signed with one-year term from November 17, 2012 to November 16, 2013.

In January 2013, we entered into a framework agreement to co-operate with "Shanghai Changfeng International Sourcing & Investment Co., Ltd." to operate the advertising area of the “Shanghai International Sourcing Center Base” ("the Base") in Shanghai. Under the agreement signed, Shanghai Changfeng International Sourcing & Investment Co., Ltd. is the owner of the Base and we will be responsible for the media planning and will be the operator for the whole advertising media of the Base. This agreement initially covers the planning period from November 9, 2012 to June 30, 2013, with an operating agreement to be signed subsequently.

The Company will continually explore new media projects in order to provide a wider range of media and advertising services, rather than focusing primarily on LED media. The Company has identified several such potential projects which it intends to aggressively pursue in the coming year.

Results of Operations

Comparison of Years Ended December 31, 2012 and 2011.

Revenues. Our revenues consist primarily of income from out-of-home advertising panels. We recognize revenue in the period when advertisements are displayed. Revenues for the year ended December 31, 2012 were $1,835,940, as compared to $1,794,552 for the year ended December 31, 2011, an increase of 2%. Approximately 17% of the increase was attributed to the increase in revenue generated from two new media advertising projects respectively in Shanghai and Zhuhai during the year ended December 31, 2012. The increase was offset by 15% decrease of revenue from the Nanjing Road Project during the year ended December 31, 2012.

Cost of Revenues. Cost of revenues primarily consists of fees to obtain rights to operate advertising panels, advertising agency service fees, media display equipment depreciation expenses and other miscellaneous expenses. Cost of revenues for the year ended December 31, 2012 were $1,467,698, an increase of 32% compared to $1,115,461 for the year ended December 31, 2011. Approximately 45% of the increase was attributable to an increase in the amortization of advertising operating rights fee, which was $1,214,397 for 2012, as compared to $714,921 for prior year. The increase was as the result of obtaining two more media advertising projects in Shanghai and Zhuhai during the current year period. The increase was offset by the decrease in business tax.

Gross Profit. Our gross profit for the year ended December 31, 2012 was $368,242 compared to $679,091 for 2011. The decrease in gross profit was primarily driven by the increase in cost of revenues, which was partially offset by the increase in revenues.

Selling and Marketing Expenses. Selling and marketing expenses primarily consists of advertising and other marketing related expenses, compensation and related expenses for personnel engaged in sales and sales support functions. Selling and marketing expenses decreased by 49%, from $521,109 for the year ended December 31, 2011, to $267,595 for the year ended December 31, 2012. Approximately 34% of the decrease was due to the restructuring of our sales team so as to enhance our operational effectiveness and efficiency and the remaining 15% was attributable to further cost cutting measures.

 General and Administrative Expenses. General and administrative expenses primarily consists of compensation related expenses (including salaries paid to executive and employees, stock-based compensation expense for stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718, employee bonuses and other staff welfare and benefits, rental expenses, amortization expenses of intangible rights, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses. General and administrative expenses for the year ended December 31, 2012 increased by 40% to $2,092,180, compared to $1,489,460 for the year ended December 31, 2011. Approximately 14% of the increase in general and administrative expenses was mainly due to a reversal of over-provision of rental related expenses in connection with the Chengtian litigation amounting to $215,639 recorded during the year ended December 31, 2011; An additional 20% of the increase was due to a reversal of over-provision of tax allowance for shares granted to executives amounting to $297,415 during the year ended December 31, 2011 as a result of the decline in our stock price when the vesting period expires. Approximately 8% of the increase was due to increase in stock based compensation expense for service amounting to $122,012 by the more occurrence of stock based compensation arising from consulting shares in 2012.

Gain from Write-off of Long-aged Payables. Gain from write-off of long-aged payables was $34,804 for the year ended December 31, 2012 compared to $3,254 for the year ended December 31, 2011.  We believed the obligation for future settlement for such long-aged payables is remote and therefore wrote them off.

Other income (expenses), net - Other income, net for the year ended December 31, 2012 was $1,888,489, as compared to other expenses, net of $135,341 for the corresponding prior year period. The increase in other income, net was primarily attributed to the extension of convertible promissory notes in April 2012, from which the Company recorded a one-time gain on extinguishment of debt amounting to $1,877,594 during 2012. Other expenses, net for the prior year period were mainly attributed to the loss from sales of available-for-sale securities amounting to $228,285 were recorded offset by the receipt of refund related to the Chengtian litigation, net of respective legal fees amounting to $88,013 was recorded during 2011.

Interest and Other Debt-Related Expenses. Interest and other debt-related expenses for the year ended December 31, 2012 increased to $1,142,389, or by 78%, compared to $638,983 for the year ended December 31, 2011. Approximately 67% of the increase was due to the increase in amortization of debt discount as a result of the extension of convertible promissory notes in April 2012 and the remaining 11% was attributable to the increase in interest expense for the short-term loans.

Income Taxes. The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded for the year ended December 31, 2012 and 2011 as the Company and all of its subsidiaries and variable interest entities operated at a tax loss basis in fiscal 2012 and 2011.

Net Loss. The Company incurred a net loss of $1,210,629 for the year ended December 31, 2012, a decrease of 42% compared to a net loss of $2,102,548 for the year ended December 31, 2011. The decrease in net loss was primarily due to a one-time gain on extinguishment of debt amounting to $1,877,594 recorded during the year ended December 31, 2012.

Comparison of Years Ended December 31, 2011 and 2010.

Revenues. Revenues for the year ended December 31, 2011 were $1,794,552, as compared to $2,207,479 for the year ended December 31, 2010, a decrease of 19%. The decrease was mainly attributed to (1) 16% decrease in revenues generated from our advertising agency business in the 2011 period. Revenues from advertising agency business for the year ended December 31, 2011 were $27,265 as compared to $381,514 for the year ended December 31, 2010. The decrease was the result of increased competition in securing advertising agency business in the 2011 period and (2) 4% decrease was due to a loss of further sales orders from those advertising projects that were terminated in 2010.

Cost of Revenues. Cost of revenues for the year ended December 31, 2011 were $1,115,461, a decrease of 26% compared to $1,503,898 for the year ended December 31, 2010. Approximately 27% of the decrease in the amortization of advertising operating rights fee to $714,921 for the year ended December 31, 2011, as compared to $1,115,593 for the corresponding prior year period as a result of (1) the termination of commercially non-viable concession right contracts during the early 2010; (2) the renegotiation of certain concession advertising operating rights fees to lower prices and (3) the decrease in sales orders received for advertising agency business. The cost of advertising agency business for the year ended December 31, 2011 was $12,765 compared to $315,924 for the corresponding prior year period due to a decrease in the revenues generated from advertising agency business.

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

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2011 decreased by 46% to $1,489,460, compared to $2,756,180 for the year ended December 31, 2010. The decrease in general and administrative expenses was mainly due to the following factors: (1) Approximately 21% of the decrease was due to a one-time loss on disposal of equipment amounting to $579,341 recorded during the year ended December 31, 2010; (2) Approximately 8% of the decrease was due to the provision of rental related expenses in connection with the Chengtian litigation amounting to $215,639 was recovered during the year ended December 31, 2011; (3) Approximately 11% of the decrease was due to a revised provision of tax allowance for shares granted to executives amounting to $297,415 recorded as a result of the decline in our stock price when the requisite service period is completed during the year ended December 31, 2011; (4) Approximately 10% of the decrease was due to a decrease in stock-based compensation amounting to $278,503 as a result of the completion of requisite services period in 2011 for certain previously granted stock offset by the occurrence of stock based compensation arising from consulting shares in 2011 and (5) Approximately 6% of the decrease was due to continuous reduction of the Company’s workforce, rental, and other general and administrative expenses as well as close down of our Beijing office in 2010 offset by approximately 10% of the increase mainly due to a reversal of overprovision of legal expenses and other expenses provided in previous years amounting to $271,204 during the year ended December 31, 2010.

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

Other (expenses) income, net - Other expenses, net for the year ended December 31, 2011 was $135,341, as compared to other income, net of $49,681 for the corresponding prior year period. The increase in other expenses, net was mainly attributed to the loss from sales of available-for-sale securities amounting to $228,285 was recorded in 2011, offset by the receipt of a refund related to the Chengtian litigation, net of respective legal fees amounting to $88,013 was recorded during for the year ended December 31, 2011. Other income, net for prior year period was mainly attributed to gain from sales of available-for-sale securities amounting to $9,406 and net rental income generated from subleasing our office to third parties.

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

Liquidity and Capital Resources

Cash Flows

As of December 31, 2012, current assets were $1,483,430, current liabilities were $3,529,060. Cash as of December 31, 2012 was $21,008 compared to $65,623 as of December 31, 2011, a decrease of $44,615. The decrease was mainly attributable to the cash used in operating activities and investing activities, which was partially offset by an increase in short-term loans.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Years ended December 31,
	2012	2011	2010
Net cash used in operating activities	$(582,753)	$(388,278)	$(1,552,403)
Net cash (used in) provided by investing activities	(167,120)	66,675	(268,209)
Net cash provided by financing activities	713,652	229,744	-
Effect of exchange rate changes on cash	(8,394)	(13,139)	21,684
Net decrease in cash	(44,615)	(104,998)	(1,798,928)
Cash at the beginning of year	65,623	170,621	1,969,549
Cash at the end of year	$21,008	$65,623	$170,621

Operating Activities

Net cash used in operating activities for the year ended December 31, 2012 was $582,753, as compared with $388,278 for the year ended December 31, 2011, an increase of $194,475. The increase in net cash used in operating activities was mainly attributable the decrease in gross profit and was partially offset by better management of our working capital.

Net cash used in operating activities for the year ended December 31, 2011 was $388,278, as compared with $1,552,403 for the year ended December 31, 2010, a decrease of $1,164,125. The decrease in net cash used in operating activities was mainly attributable to better management of our working capital and the decrease in net loss as a result of our continuous cost-cutting measures.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2012 was $167,120, as compared with net cash provided by investing activities of $66,675 for the year ended December 31, 2011. The increase in net cash used in investing activities was mainly attributable to leasehold improvements paid for the relocation of our Hong Kong and Shanghai offices as well as a motor vehicle purchased during 2012.

Net cash provided by investing activities for the year ended December 31, 2011 was $66,675, as compared with net cash used in investing activities of $268,209 for the year ended December 31, 2010. The change was mainly attributable to our reduction on net cash used in investment in equity securities for the year ended December 31, 2011.

Financing Activities

Net cash provided by financing activities was $713,652 for the year ended December 31, 2012, as compared with $229,744 for the year ended December 31, 2011. The increase was mainly due to the receipts of short-term loans for financing our operations during the year ended December 31, 2012.

Net cash provided by financing activities was $229,744 for the year ended December 31, 2011, as compared with $nil for the year ended December 31, 2010. The increase was mainly due to a net receipt of loans from our directors during the year ended December 31, 2011.

Short-term Loans

As of December 31, 2012, the Company recorded an aggregated amount of $741,757 short-term loans. Those loans were borrowed from certain unrelated individuals. Those loans are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on due date. Up to the date of this annual report, those loans have not yet been repaid.

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

Since May 2010, we have only kept one concession right contract, which is to operate 52 roadside advertising panels along the Nanjing Road in Shanghai, China. All those panels were installed and are owned by us. In February 2012, we secured a new advertising media projects under which we acquired rights to operate a mega-sized traditional advertising billboard located at Raffles City, Shanghai, China and 2 mega-sized traditional advertising billboards located at different section along Nanjing Road and Henan Road in Shanghai, China. All these three mega-sized advertising panels are installed and maintained by the authorizing party. In October 2012, we secured a new media advertising project in Zhuhai, China. Pursuant to the agreement, we were granted the right to operate the 276 square meter advertising area located on the first floor of the Union Building at the entrance of Zhuhai sub-zone of Zhuhai-Macau Cross Border Industrial Zone. All those advertising panels and billboard are installed and maintained by the authorizing party.

The details of our advertising operating rights fee were as follows:

	Years Ended December 31,
	2012	2011	2010
Prepayments for advertising operating rights	$1,499,506	$684,150	$1,099,522
Settlement of accrued advertising operating rights	-	-	104,684
Total payments	$1,499,506	$684,150	$1,204,206

Amortization of prepayments for advertising operating rights	$1,098,447	$714,921	$1,115,593
Accrued advertising operating rights fee recognized	115,950	-	-
Total advertising operating rights fee expensed	$1,214,397	$714,921	$1,115,593

	As of December 31,
	2012	2011
Prepayments for advertising operating rights, net	$581,990	$182,969

Accrued advertising operating rights	$(115,950)	$-

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

Capital Expenditures

During the years ended December 31, 2012, 2011 and 2010, we acquired assets of $170,314, $35,309 and $56,618 respectively which were financed through the cash flow generated from our operations.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of December 31, 2012:

	Payments due by period
	Total	Due in 2013	Due in 2014 - 2015	Due in 2016-2017	Thereafter
Debt Obligations (a)	$5,000,000	$-	$5,000,000	$-	$-
Operating Lease Obligations (b)	278,309	146,833	131,476	-	-
Advertising Operating Rights Fee Obligations (c)	1,290,232	766,554	523,678	-	-

(a) Debt Obligations. We issued an aggregate of $5,000,000 in 1% Convertible Promissory Notes in April 2009 to our investors and such 1% Convertible Promissory Notes matured on April 1, 2012. On the same date, the Company and the Note Holders agreed to extend the maturity date of the 1% Convertible Promissory Notes for a period of two years. For details, please refer to the Note 10 of the consolidated financial statements.

(b) Operating Lease Obligations. We have entered into various non-cancelable operating lease agreements for our offices. Such operating leases do not contain significant restrictive provisions.

(c) Annual Advertising Operating Rights Fee Obligations. The Company, through its PRC operating companies, has acquired rights from third parties to operate 1) roadside advertising panels along Nanjing Road in Shanghai whose lease terms expired in 2013 which was early terminated on March 31, 2013; 2) a mega-sized advertising billboard located at Raffles City, Shanghai, China together with two mega-sized advertising billboards located at different section along Nanjing Road and Henan Road in Shanghai, China, whose lease terms expired in 2013 and 3) 276 square meter advertising area located on the first floor of the Union Building at the entrance of Zhuhai sub-zone of Zhuhai-Macau Cross Border Industrial Zone, whose lease terms expire in 2015.

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

The determination of current or noncurrent status for individual available-for-sale securities is made on the basis of whether or not the securities are considered working capital available for current operations under Accounting Standards Codification, or ASC,  Topic 210-10-45. We determined that investments in available-for-sale securities have not been made for the purposes of control, affiliation, or other continuing business advantage. As of December 31, 2012 and 2011, the Company had no investment in available-for-sale securities.

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

Revenue Recognition –The Company recognizes revenue in the period when advertisements are either aired or published.

Stock-based Compensation –The Company adopted ASC Topic 718, using a modified prospective application transition method, which establishes accounting for stock-based awards in exchange for employee services. Under this application, the Company is required to record stock-based compensation expense for all awards granted after the date of adoption and unvested awards that were outstanding as of the date of adoption. ASC Topic 718 requires that stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized as expense over the requisite services period.

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

In January 2013, FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of Update 2011-11. Management is currently evaluating the potential impact of ASU No. 2013-01 on our financial statements.

In February 2013, FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective of this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. Management is currently evaluating the potential impact of ASU No. 2013-02 on our financial statements.

In February 2013, FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). The guidance in this Update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: a. The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors; b. Any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter. Management is currently evaluating the potential impact of ASU No. 2013-04 on our financial statements.

In March 2013, FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force). The objective of the amendments in this Update is to resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. For nonpublic entities the amendments in this Update are effective prospectively for the first annual period beginning after December 15, 2014, and interim and annual periods thereafter. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Management is currently evaluating the potential impact of ASU No. 2013-05 on our financial statements.

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

	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Revenues, net	$536,477	$356,480	$536,208	$406,775	$616,008	$458,770	$323,071	$396,703
Gross profit	47,342	9,239	183,571	128,090	325,080	202,703	54,361	96,947
Net ( loss) income	(1,080,817)	(664,759)	1,158,392	(623,445)	(404,825)	(420,990)	(454,798)	(821,935)
Net loss per common share – basic and diluted	$(0.007)	$(0.007)	$0.012	$(0.006)	$(0.004)	$(0.005)	$(0.005)	$(0.010)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 17, 2012, the Company authorized the dismissal of Baker Tilly Hong Kong Limited (“BTHK”) as the Company’s independent auditor, effective immediately. The audit reports of BTHK on the financial statements of the Company as of and for the years ended December 31, 2011 and December 31, 2010 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2011 and 2010, and through BTHK’s dismissal on May 17, 2012, there were: (i) no disagreements between the Company and BTHK on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of BTHK, would have caused BTHK to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (ii) no reportable events of the type set forth in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

Concurrent with BTHK’s departure as the Company’s independent auditor, on May 17, 2012, the Board of Directors of the Company approved the appointment of Union Power Hong Kong Certified Public Accountants Limited (“UPHK”) (Formerly known as “Hong Kong Great Wall Certified Public Accountants Limited”)as the Company’s independent auditor.

During the Company’s two most recent fiscal years ended December 31, 2011 and 2010 and through UPHK’s appointment on May 17, 2012, neither the Company nor anyone acting on its behalf consult with UPHK with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and UPHK did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of a disagreement or any reportable events as defined and set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported during the year and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Earnest Leung, and our Interim Chief Financial Officer, Shirley Cheng, as appropriate to allow timely decisions regarding required disclosure. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and published financial statements.

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as of December 31, 2012, in accordance with Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on and as a result of this evaluation, our Chief Executive Officer and our Interim Chief Financial Officer have determined that as of the end of the period covered by this annual report, our disclosure controls and procedures were effective.

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

Our management, with the participation and under the supervision of our Chief Executive Officer, Earnest Leung and our Interim Chief Financial Officer, Shirley Cheng, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, Dr. Leung and Ms. Cheng determined that our internal control over financial reporting was effective as of December 31, 2012.

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

Name	Age	Position	Director Since
Earnest Leung	56	Chief Executive Officer and Chairperson of the Board	2009
Shirley Cheng	34	Interim Chief Financial Officer and Corporate Secretary	N/A
Gerald Godfrey	84	Director	2009
Charles Liu	62	Director	2011
________
Remarks:

Each Director serves until our 2013 annual stockholders meeting and until their respective successors are duly elected and qualified or earlier resignation or removal.

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

Shirley Cheng has served as the Company’s Interim Chief Financial Officer and Corporate Secretary, since April 1, 2012. She has served as the Finance Manager of NCN Group Management Limited, the Company’s subsidiary, since March 2008. Prior to that, Ms. Cheng served from 2004 to 2008 as an auditor with PricewaterhouseCoopers, an international firm of certified public accountants. Ms. Cheng holds a Bachelor’s Degree in Business Administration with a major in Accountancy from the Hong Kong Baptist University and is an associate member of the Hong Kong Institute of Certified Public Accountants.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during fiscal 2012, all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements except:

1)	a late Form 4 report was filed for Godfrey Gerald on April 16, 2013, to report the stock award of 120,000 shares of common stock vested on June 30, 2013, effective July 30, 2012;
2)
a late Form 4 report was filed for Charles Liu on April 16, 2013, to report the stock award of 120,000 shares of common stock vested on June 30, 2013, effective July 30, 2012 and to report the aggregate award of 135,000 shares of the common stock, as director’s fee (monthly cash retainer $1,500) for services rendered as a director, between November 16, 2011 to December 31, 2012.

In making these statements, we have relied upon examination of the copies of all Section 16(a) forms provided to us and the written representations of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during fiscal 2012, all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements.

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

Corporate Governance

Our board of directors is currently comprised of Gerald Godfrey and Charles Liu who each serves on our board of directors as an “independent director” as defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, Inc., or the “Nasdaq Marketplace Rules”. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire. The board of directors has determined that qualified financial expert possesses the accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 4350(d)(2)(A) of the Nasdaq Marketplace Rules and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

Our board of directors currently has three standing committees which perform various duties on behalf of and report to the board of directors: (i) audit committee, (ii) remuneration committee and (iii) nominating committee. From time to time, the board of directors may establish other committees. Each of the three standing committees is comprised entirely of independent directors as follows:

Name of Director	Audit	Nominating	Remuneration

Gerald Godfrey	M	M	C
Charles Liu	C	C	M
________
C = Chairperson
M = Member

*On January 15, 2013, Mr. Ronald Lee, Director the Company notified the Company of his intention to resign from his position as a director of the Company for personal reasons. Mr. Lee’s resignation will become effective on February 1, 2013. Mr. Lee’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. The Board of Directors of the Company is currently reviewing candidates to fill the vacancy on the Board of Directors caused by Mr. Lee’s resignation and will announce the appointment of a suitable candidate as soon as such determination is made.

The Board of Directors has adopted a written charter for each of these committees, copies of which can be found on our website at www.ncnmedia.com .

Audit Committee

Our board of directors established an Audit Committee in September 2007. Our Audit Committee currently consists of two numbers: Gerald Godfrey and Charles Liu, each of whom is “independent” as that term is defined under the Nasdaq Marketplace Rules, as currently in effect. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.. Charles Liu serves as the chairperson of the Audit Committee.

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

 AUDIT COMMITTEE REPORT

The Audit Committee of the Company’s Board of Directors (the “Audit Committee”) consists of two non-employee directors, Gerald Godfrey and Charles Liu, each of whom is “independent” as that term is defined under the Nasdaq Marketplace Rules, as currently in effect.

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

In early 2013, the Audit Committee has reviewed and discussed with management and the independent auditors the audited consolidated financial statements in the Company’s 2012 Annual Report on Form 10-K. Management represented to the Audit Committee that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles. The Audit Committee discussed with the independent auditors matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees,” as amended.

The Company’s independent auditors also provided to the Audit Committee the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditors’ communications with the Audit Committee concerning independence. The Audit Committee discussed with the independent auditors their independence.

Based on the Audit Committee’s discussions with management and the independent auditors, and the Audit Committee’s review of the Company’s audited consolidated financial statements, representation of management and the report of the independent auditors to the Audit Committee, the Audit Committee recommended that the Board of Directors include the audited consolidated financial statements in the Company’s 2012 Annual Report on Form 10-K filed with the SEC.

The Audit Committee Charles Liu Gerald Godfrey

Remuneration Committee

Our board of directors established a Remuneration Committee in September 2007. Our Remuneration Committee consists of two members: Charles Liu and Gerald Godfrey, each of whom is “independent” as that term is defined under the Nasdaq Marketplace Rules, as currently in effect. Mr. Godfrey serves as the chairperson of the Remuneration Committee.

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

Nominating Committee

Our board of directors established a Nominating Committee in September 2007. Our Nominating Committee currently consists of two members: Charles Liu and Gerald Godfrey, each of whom is “independent” as that term is defined under the Nasdaq Marketplace Rules, as currently in effect. Mr. Charles Liu serves as the chairperson of the Nominating Committee.

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

ITEM 11.  EXECUTIVE COMPENSATION

Persons Covered

As of December 31, 2012, there were only two Executive Officers including Chief Executive Officer and Interim Chief Financial Officer in the Company. The Company’s Chief Executive Officer and Interim Chief Financial Officer during fiscal year 2012 and the Company’s executive officer as of December 31, 2012, or the Named Executive Officers are set forth below:

Name	Position
Earnest Leung	Chief Executive Officer and Chairperson of the Board
Shirley Cheng	Interim Chief Financial Officer and Corporate Secretary
Godfrey Hui (1)	Former Deputy Chief Executive Officer and Former Director
Jennifer Fu (2)	Former Chief Financial Officer and Former Corporate Secretary
________

1)
On December 28, 2012, the Company reported that the Company’s Deputy Chief Executive Officer and Director, Mr. Godfrey Hui, had tendered his resignation from his position as an officer and director of the Company for personal reasons. Mr. Hui’s resignation was effective on December 31, 2012. Mr. Hui's position of Deputy Chief Executive Officer will not be refilled as Mr. Earnest Leung continues to serve as the Company's Chief Executive Officer.

2)
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

Elements of Compensation

The executive compensation for (i) the Company’s Chief Executive Officer and Chief Financial Officer and (ii) the Company’s compensated executive officer who were serving as executive officers (collectively “Named Executive Officers”) for fiscal 2012 primarily consisted of base salary, long term incentive equity compensation, income tax reimbursement, and other compensation and benefit programs generally available to other employees,

Base Salary . The Board establishes base salaries for the Company’s Named Executive Officers based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies in the Company’s peer group for similar positions. Generally, the Board believes that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions and with similar responsibilities at comparable companies in line with our compensation philosophy.

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

Long-Term Incentive Equity Compensation . The Board believes that stock-based awards promote the long-term growth and profitability of the Company by providing executive officers with incentives to improve shareholder value and contribute to the success of the Company and by enabling the Company to attract, retain and reward the best available persons for executive officer positions. The Named Executive Officers were eligible to receive certain number of shares of common stock of the Company. On July 15, 2009, the Company agreed to grant certain number of shares of common stock of the Company to each of Dr. Earnest Leung, Mr. Godfrey Hui and Ms. Jennifer Fu in the following amounts: Dr. Leung : 6,000,000 shares; Mr. Hui: 2,000,000 shares and Ms Fu: 200,000 shares for their first two years’ service to the Company. The Company cannot currently determine the number or type of additional awards that may be granted to eligible participants under the long-term incentive equity compensation plan in the future. Such determination will be made from time to time by the Remuneration Committee (or Board).

Income Tax Reimbursement . Dr. Earnest Leung and Mr. Godfrey Hui were fully reimbursed by the Company for their Hong Kong personal income taxes resulting from their employment under the employment agreement dated July 15, 2009 while Ms Jennifer Fu was reimbursed by the Company for her Hong Kong personal income taxes resulting from 200,000 shares of common stock of the Company granted to her.

Change-In-Control and Termination Arrangements . The employment agreements with current Named Executives may be terminated by giving the other party three-month advanced notice, except Ms. Shirley Cheng may be terminated with one-month advance notice. Other than as disclosed above, the Company does not have change-in-control arrangements with any of its current Named Executives, and the Company is not obligated to pay severance or other enhanced benefits to executive officers, unless otherwise stated in Hong Kong Employment Ordinance, upon termination of their employment.

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid during fiscal years 2012, 2011 and 2010, to the Named Executive Officers:

Name and Principal Position	Year	Salary ($)	(1) Bonus ($)	(2) Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(3) All Other Compensation ($)	Total ($)
Earnest Leung, Chief Executive Officer and Director	2012	-	-	-	-	-	-	1,763	1,763
	2011	69,231	-	-	-	-	-	87,782	157,013
	2010	92,308	-	-	-	-	-	63,077	155,385

Shirley Cheng Interim Chief Financial Officer and Corporate Secretary	2012	48,234	-	-	-	-	-	1,378	49,612
	2011	-	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-	-

Godfrey Hui, Former Deputy Chief Executive Officer and Former Director	2012	-	-	-	-	-	-	1,763	1,763
	2011	69,231	-	-	-	-	-	69,659	138,890
	2010	92,308	-	-	-	-	-	92,649	184,957

Jennifer Fu, Former Chief Financial Officer and Former Corporate Secretary	2012	17,800	-	-	-	-	-	3,880	21,680
	2011	79,263	-	-	-	-	-	10,769	90,032
	2010	75,385	-	-	-	-	-	10,000	85,385
______
(1)
No bonus was paid to the Named Executive Officers in fiscal 2012, 2011 and 2010. The amounts reflected the salary paid to the Executives during each of fiscal years. The Company withheld 12 months’ and 3 months’ salary payment for Dr. Leung and Mr. Hui during the fiscal year ended December 31, 2012 and 2011 respectively.

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

The aggregate number of stock awards vested to each of the Named Executive Officers for his/her service rendered in each fiscal period was summarized as follows:

Named Executive Officer	2012	2011	2010
Earnest Leung	-	-	-
Shirley Cheng	-
Godfrey Hui	-	-	-
Jennifer Fu	-	-	200,000

As of December 31, 2012, all the above stocks were issued to each of Named Executive Officers.

(3)
All other compensation only represents the followings:

(a) a monthly contribution of (From January to June 2012: HK$1,000 or approximately $128; From June to December 2012: HK$1,250 or approximately $160) paid by the Company into a mandatory provident fund for the benefit of each of the Named Executive Officers;

(b) monthly cash allowance of HK$40,000 (approximately $5,128) paid to Dr. Earnest Leung and Mr. Godfrey Hui commencing from July 2009 and monthly allowance of HK$6,000 (approximately $769) paid to Ms. Jennifer Fu commencing from February 2010; The Company withheld 12 months’ and 3 months’ cash allowance for Dr. Leung and Mr. Hui during the fiscal year ended December 31, 2012 and 2011 respectively; and

(c) Income tax reimbursement paid to Dr. Earnest Leung, Mr. Godfrey Hui and Ms Jennifer Fu during each fiscal year. As the Company disclosed the income tax reimbursement accrued to each of executives for past years, the amounts reported in the table above differ from the amounts previously reported in our Summary Compensation Table for the same persons in those same years. As of December 31, 2012, the accrued income tax reimbursement to Dr. Leung and Mr. Hui and Ms Fu and Ms. Cheng was $80,351,$59,878, $nil and $nil respectively. During the year ended December 31, 2012, income tax reimbursement of HK$9,266 (approximately $1,188) paid to Ms. Fu.

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

On April 1, 2012, Shirley Cheng was appointed as the Company’s Interim Chief Financial Officer. Ms Cheng is entitled to a monthly salary of HK$40,950 (approximately $5,250). The employment may be terminated by the Company at any time without notice or payment, in the event that any of the executives engage in misconduct or dereliction of duty.

Retirement Benefits

Currently, we do not provide any employees, including our named executive officers any company sponsored retirement benefits other than a state pension scheme in which all of our employees in China participate.

Grants of Plan-Based Awards

The following table sets forth information regarding grants of awards to the Named Executive Officers during the year ended December 31, 2012:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock and Options Awards	Closing Price on Grant Date ($/share)
Earnest Leung	-	-	-	-	-	-
Shirley Cheng	-	-	-	-	-	-
Godfrey Hui	-	-	-	-	-	-
Jennifer Fu	-	-	-	-	-	-

No stock awards were granted to the Company’s Named Executive Officers during fiscal year 2012.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the equity awards outstanding at December 31, 2012 for each of the named executive officers.

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Earnest Leung	-	-	-	-	-	-
Shirley Cheng	-	-	-	-	-	-
Godfrey Hui	-	-	-	-	-	-
Jennifer Fu	-	-	-	-	-	-

Potential Payments upon Termination or Change-in Control

The employment agreements with current Named Executives may be terminated by giving the other party three-month advanced notice, except Ms. Shirley Cheng and Ms. Jennifer Fu may be terminated with one-month advance notice. Other than as disclosed above, the Company does not have change-in-control arrangements with any of its current Named Executives, and the Company is not obligated to pay severance or other enhanced benefits to executive officers, unless otherwise stated in Hong Kong Employment Ordinance, upon termination of their employment. Accordingly, there is no potential payments payable to our current Named Executive Officers upon termination or change-in control.

Director Compensation

Overview

All the compensation packages for each of directors are proposed by the Remuneration Committee and approved by the Board of Directors. Director compensation packages in 2012 generally consist of cash compensation and long-term incentive equity compensation.

Cash compensation   In November 2011, the Remuneration Committee proposed a reduction of monthly cash compensation for each director from $2,000 to $1,500 effective from November 1, 2011 which was approved by the Board. On July 2012, the Remuneration Committee proposed the monthly cash compensation for each director remain unchanged, which was approved by the Board. As such, all employee directors and non-employee directors were entitled to a uniform monthly cash compensation of $1,500 for their service from January 1 to December 31, 2012.

Long-Term Incentive Equity Compensation.  The Board believes that stock-based awards promote the long-term growth and profitability of the Company by providing directors with incentives to improve shareholder value and contribute to the success of the Company. Stock-based awards were proposed to non-employee directors only as such awards had already been granted to employee directors under their current executive compensation packages. Our Board determined the number of stock to be granted to non-employee directors for their service by considering the aggregate fair value as at the grant date of the past stock wards given to non-employee director and the Company’s performance. In July 2011, the non-employee directors, Mr. Ronald Lee, Mr. Gerald Godfrey and Mr. Serge Choukroun were also granted an award of 120,000 shares each, at a fair value of $3,900 at the date of grant and to be vested on July 1, 2012, for their one-year service from July 1, 2011 to June 30, 2012. In November 2011, the non-employee directors, Mr. Charles Liu was granted an award of 75,000 shares each, at a fair value of $10,050 at the date of grant and to be vested on June 30, 2012, for his services from November 16, 2011 to June 30, 2012. In July 2012, the non-employee directors, Mr. Ronald Lee, Mr. Gerald Godfrey and Mr. Charles Liu, were also granted an award of 120,000 shares each, at a fair value of $22,200 at the date of grant and to be vested on July 1, 2013, for their one-year service from July 1, 2012 to June 30, 2013.

 The following table provides information about the compensation earned by directors who served during fiscal year 2012:

Name of director(3)	Fees Earned or Paid(1) in Cash ($)	Stock Awards(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)		Total ($)
Earnest Leung	18,000	-	-	-	-	-	-	18,000
Godfrey Hui	18,000	-	-	-	-		-	18,000
Ronald Lee*	18,000	22,000	-	-	-		-	40,000
Gerald Godfrey*	18,000	22,000	-	-	-		-	40,000
Serge Choukroun*	9,000	-	-	-	-		-	9,000
Charles Liu*	18,000	22,000	-	-	-		-	40,000

*Non-employee directors
______
(1)  For the service periods from January to December 2012, both the employee directors and non-employee directors were entitled to a monthly cash compensation of $1,500.

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

(3)
On July 30, 2012, Serge Choukroun was not re-elected as Director in the Nominating Committee’s meeting. On December 28, 2012, the Company reported that the Company’s Deputy Chief Executive Officer and Director, Mr. Godfrey Hui, had tendered his resignation from his position as an officer and director of the Company for personal reasons. Mr. Hui’s resignation was effective on December 31, 2012. Mr. Hui's position of Deputy Chief Executive Officer will not be refilled as Mr. Earnest Leung continues to serve as the Company's Chief Executive Officer. On January 15, 2013, Mr. Ronald Lee notified the Company of his intention to resign from his position as a director of the Company for personal reasons. Mr. Lee’s resignation will become effective on February 1, 2013.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2012 with respect to compensation plans, under which securities are authorized for issuance, aggregated as to (i) compensation plans previously approved by security holders, and (ii) compensation plans not previously approved by security holders.

Equity Compensation Plan Information

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights (A)	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights (B)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (A)) (C)

Equity compensation plans approved by security holders	-	-	12,802,548 (1)

Equity compensation plans not approved by security holders	20,000 (2)	$3.5	-

Total	20,000 (2)	$3.5	12,802,548

(1)	We reserved 600,000 shares for issuance under our 2004 Stock Incentive Plan, of which 200,000 shares are still available for issuance as of December 31, 2012. We reserved 40,200,000 shares for issuance under our Amended and Restated 2007 Equity Incentive Plan of which 12,602,548 are still available for issuance as of December 31, 2012. See below subsection - " Equity Incentive Plans" for more information about the plan.

(2)
A warrant to purchase 20,000 shares of restricted common stock was granted to a consultant on August 25, 2006 with an exercise price of $3.5 per share. The warrant shall remain exercisable until August 25, 2016. The warrant remained unexercised as of December 31, 2012.

Option Grants in the Last Fiscal Year

None.

Equity Incentive Plan

In April 2004, our Board of Directors and holders of a majority of our then outstanding common stock authorized and approved the 2004 Stock Incentive Plan, or the 2004 Plan. Under the 2004 Plan, we reserved 600,000 shares of our common stock for issuance upon exercise of incentive and non-qualified stock options, stock bonuses and rights to purchase awarded from time-to-time, to our officers, directors, employees and consultants. As of December 31, 2012, 400,000 shares have been issued under the plan and 200,000 shares remain available for issuance. No options, warrants or other rights to acquire shares of our common stock have been granted or are outstanding under the plan. A registration statement on Form S-8 was filed with the SEC with respect to 400,000 shares of common stock issuable under the plan on April 22, 2004 (SEC File No. 333-114644).

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

In July 2009, the Board of Directors approved the issuance of 7,399,452 shares in excess of the number of shares of common stock available for issuance under the 2007 Plan, and in accordance with the 2007 Plan, the Company is required to seek stockholder approval within twelve months after the date of such excess grant.  The Board of Directors has no immediate plans to issue additional shares under the 2007 Plan, however, the Board of Directors believes that increasing the maximum number of shares of common stock that may be issued under the 2007 Plan will be instrumental for us to continue to attract and retain outstanding employees. Accordingly, on June 2, 2010, the Board of Directors approved the amendment and restatement of the 2007 Equity Incentive Plan (the “First Amendment of 2007 Plan”), with the only change being to increase the maximum number of shares of common stock of the Company, par value $0.001 per share that may be issued and sold under the 2007 Plan from 1,500,000 to 21,400,000 and submitted it for stockholder’s approval. A registration statement on Form S-8 was filed with the SEC on July 30, 2010 (SEC File No. 333-168417) with respect to the First Amendment of 2007 Plan.

On July 30, 2012, the Board of Directors approved the second amendment and restatement of the 2007 Equity Incentive Plan (the “Second Amendment of 2007 Plan”), with the only change being to increase the maximum number of shares of common stock of the Company, par value $0.001 per share that may be issued and sold under the 2007 Plan from 21,400,000 to 31,400,000, and submitted it for stockholder’s approval.  The Board of Directors believes that such arrangements will be instrumental for the Company to be able to continue to attract and retain outstanding employees. A registration statement on Form S-8 was filed with the SEC on October 12, 2012 (SEC File No. 333-184398) with respect to the Second Amendment of 2007 Plan.

On October 31, 2012, the Board of Directors approved the third amendment and restatement of the 2007 Equity Incentive Plan (the “Third Amendment of 2007 Plan”), with the only change being to increase the maximum number of shares of common stock of the Company, par value $0.001 per share that may be issued and sold under the 2007 Plan from 31,400,000 to 40,200,000, and submitted it for stockholder’s approval. The Board of Directors believes that such arrangements will be instrumental for us to be able to continue to attract and retain outstanding employees.

As of December 31, 2012, 27,597,452 shares have been issued under the plan and 12,602,548 shares remain available for issuance. No options, warrants or other rights to acquire shares of our common stock have been granted or are outstanding under the plan.

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

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth information as of May 10, 2013, regarding the beneficial ownership of our common stock (a) by each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) by each of the Company’s officers and directors; (c) and by the Company’s officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. Unless otherwise identified, the address of the directors and officers of the Company listed above is Room 2120 & 2122, Leighton Centre, 77 Leighton Road, Causeway Bay, Hong Kong.

Title of Class	Name and Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership (1)	Percent of Class (4)
Common Stock	Earnest Leung	CEO and Director	54,997,334 (2)	42.3
Common Stock	Shirley Cheng	Interim CFO	-	-
Common Stock	Gerald Godfrey	Director	120,000	*
Common Stock	Charles Liu	Director	135,000	*
All Officers and Directors as a group (4 persons named above)			55,252,334
Common Stock	Keywin Holdings Limited (5) Room 902, 9/F1., Universal Trade Centre, 3 Arbuthnot Road, Central, Hong Kong	5% Security Holder	48,704,734 (3)	37.5
Common Stock	Sino Portfolio International Ltd(6) 3104 -7, 31/F, Central Plaza, 18 Harbour Road, Hong Kong	5% Security Holder	27,536,288	21.2
Common Stock	Godfrey Hui Room 2120 & 2122 Leighton Centre, 77 Leighton Road, Causeway Bay, Hong Kong	5% Security Holder	13,105,112	10.1

Total Shares Owned by Persons Named above			95,893,733
______
  * Less than 1%

(1)  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)  Includes 24,141,897 shares held by Keywin Holdings Limited of which Dr. Earnest Leung is the director and also an option for Keywin Holdings Limited to purchase an aggregate of 24,562,837 shares of the Company’s common stock, exercisable for an aggregate purchase price of $2,000,000 by January 1, 2014.

(3) Includes an option to purchase an aggregate of 24,562,837 shares of the Company’s common stock, exercisable for an aggregate purchase price of $2,000,000 by January, 2014.

(4)  A total of 105,419,467 shares of our common stock outstanding are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of May 10, 2013. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

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

On January 1, 2010, the Company and Keywin, of which Dr. Earnest Leung is the director and his spouse is the sole shareholder, entered into the third Amendment, pursuant to which the Company agreed to further extend the exercise period for the Keywin Option under the Note Exchange and Option Agreement between the Company and Keywin, to purchase an aggregate of 24,562,837 shares of our common stock for an aggregate purchase price of $2,000,000, to an eighteen-month period ended on October 1, 2010, and provide the Company with the right to unilaterally terminate the exercise period upon 30 days’ written notice. On September 30, 2010 and June 1, 2011, the exercise period for the Keywin Option was extended to a twenty-seven-month period ended on June 30, 2011 and a thirty-three-month period ended on January 1, 2012 respectively. On December 30, 2011, the exercise period for the Keywin Option was further extended to a thirty-nine-month period ending on July 1, 2012. On June 28, 2012, the exercise period for the Keywin Option was further extended to a forty-five-month period ending on January 1, 2013. On December 28, 2012, the exercise period for the Keywin Option was further extended to a fifty-seven-month period ending on January 1, 2014.

During the year ended December 31, 2012 and 2011, the Company received an aggregate loans from Dr. Earnest Leung amounting to $117,948 and $291,458 and repaid loans of $197,364 and $68,124 to Dr. Earnest Leung respectively. The amount is unsecured, bears no interest and repayable on demand. The maximum amount outstanding during the year ended December 31, 2012 and 2011 is $341,282 and $223,334 respectively. As of December 31, 2012 and 2011, the Company recorded an amount of $143,918 and $223,334 payable to director respectively.

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

Director Independence

Mr. Gerald Godfrey and Mr. Charles Liu each serves on our board of directors as an “independent director” as defined by the Nasdaq Marketplace Rules. Our board of directors currently has three standing committees which perform various duties on behalf of and report to the board of directors: (i) audit committee, (ii) remuneration committee and (iii) nominating committee. Each of the three standing committees is comprised entirely of these independent directors.

There are no family relationships among any of our directors or executive officers. There are no arrangements or understandings among any of the directors, executive officers or other persons pursuant to which any officer or director was selected to serve as a director or officer.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Hong Kong Great Wall Certified Public Accountants Limited and Baker Tilly Hong Kong Limited are our Principal Independent Registered Public Accountants engaged to audit our financial statements for the fiscal years ended December 31, 2012 and 2011 respectively. The following table shows the fees that we paid or accrued for the audit and other services provided by Hong Kong Great Wall Certified Public Accountants Limited and Baker Tilly Hong Kong Limited, for the fiscal years ended December 31, 2012 and 2011.

Fee Category	2012	2011
Audit Fees	$61,537	$92,346
Audit-Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

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

All services provided by Hong Kong Great Wall Certified Public Accountants Limited and Baker Tilly Hong Kong Limited during the fiscal years ended December 31, 2012 and 2011 were pre-approved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements are filed as a part of this Form 10-K :

(i)	Reports of Independent Registered Public Accounting Firms
(ii)	Consolidated Balance Sheets as of December 31, 2012 and 2011
(iii)	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2012, 2011 and 2010
(iv)	Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 20101and 2010
(vi)	Notes to Consolidated Financial Statements

(b) The following Exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description
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

3.5
Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on September 16, 2011. (incorporated herein by reference from Exhibit 3.5 to the Registrant's Annual Report on Form 10-K filed with the SEC on April 16, 2012)

4.1	Form of Registrant’s Common Stock Certificate (incorporated herein by reference from Exhibit 4.1 to Registrant's Current Report on Form S-8 filed with the SEC on July 30, 2010).
4.2	Form of Registrant’s Common Stock Certificate (incorporated herein by reference from Exhibit 4.2 to the Registrant's Annual Report on Form 10-K filed with the SEC on April 16, 2012)
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
4.12
Form of Note 1% Senior Unsecured Convertible Promissory Note, dated April 2, 2012 (incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2012).

4.13
Network CN Inc. Second Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference from Exhibit 4.2 to Registrant's Current Report on Form S-8 filed with the SEC on October 12, 2012).

10.1
Note and Warrant Purchase Agreement, in connection with 3% Convertible Promissory Notes, dated November 19, 2007. (incorporated herein by reference from Exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the SEC on November 26, 2007). Un-redacted Note and Warrant Purchase Agreement ( incorporated herein by reference from Exhibit 10.1 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.2
First Amendment to Note and Warrant Purchase Agreement, in connection with 3% Convertible Promissory Notes, dated January 31, 2008 (incorporated herein by reference from to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2008)

10.3
Security Agreement, in connection with 3% Convertible Promissory Notes, dated January 31, 2008, by and among the Company and Sculptor Finance (MD) Ireland Limited, as Collateral Agent for and representative of the investors. (incorporated herein by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2008)

10.4
Registration Rights Agreement, dated November 19, 2007, by and among (i) Network CN Inc., Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited and Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P. (incorporated herein by reference from Exhibit 99.4 to Registrant's Current Report on Form 8-K filed with the SEC on November 26, 2007)

10.5
Share Purchase Agreement, dated January 1, 2008, by and among Network CN Inc. and Cityhorizon BVI, Lianhe, Bona and Liu Man Ling, an individual and sole shareholder of Cityhorizon BVI. (incorporated herein by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on January 7, 2008)

10.6
Note and Warrant Purchase Agreement, in connection with 12% Convertible Promissory Note and Warrants, dated November 12, 2007, between the Company and Wei An Developments Limited.(incorporated herein by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on November 14, 2007)

10.7
Stock Purchase Agreement, dated September 1, 2008, between Zhanpeng Wang, an individual, and NCN Group Limited, to dispose of non-media business. (incorporated herein by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 3, 2008)

10.8
Note Exchange Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P. (incorporated herein by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on April , 2009)

10.9
Note Exchange and Option Agreement, dated April 2, 2009, between the Company and Keywin Holdings Limited. (incorporated herein by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.10
Letter Agreement and Termination of Investor Rights Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd., OZ Global Special Investments Master Fund, L.P. and Keywin Holdings Limited. (incorporated herein by reference from Exhibit 10.3 to Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.11
Employment Agreement, dated July 15, 2009, between the Company and Earnest Leung. (incorporated herein by reference from Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.12
Employment Agreement, dated July 15, 2009, between the Company and Godfrey Hui. (incorporated herein by reference from Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.13
Amendment No. 1 to Note Exchange and Option Agreement, dated July 1, 2009, between Keywin Holdings Limited and the Company. (incorporated herein by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.14
Amendment No. 2 to Note Exchange and Option Agreement dated September 30, 2009, between Keywin Holding Limited and the Company. (incorporated herein by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009)

10.15
Amendment No. 3 to Note Exchange and Option Agreement, dated January 1, 2010, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2010)

10.16
Amendment No. 4 to Note Exchange and Option Agreement, dated September 30, 2010, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 8, 2010)

10.17
Amendment No. 5 to Note Exchange and Option Agreement, dated June 1, 2011, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)

10.18
Amendment No. 6 to Note Exchange and Option Agreement, dated December 30, 2011, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.16 to the Registrant's Annual Report on Form 10-K filed with the SEC on April 16, 2012)

10.19
Amendment No. 7 to Note Exchange and Option Agreement, dated June 28, 2012, between Keywin Holding Limited and the Company(incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

10.20	Amendment No.8 to note Exchange and Option Agreement, dated December 28, 2012, between Keywin Holding Limited and the Company*
10.21
Lease Agreement, dated November 1, 2009, between NCN Group Management Limited and Vision Tech International Holdings Limited (incorporated herein by reference from Exhibit 10.24 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2010)

10.22
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

10.24
Lease Agreement, dated February 1, 2011, between NCN Group Management Limited and China Boon Holdings Limited (incorporated herein by reference from Exhibit 10.20 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 18, 2011).

10.25
Lease Agreement, dated February 15, 2012, between NCN Group Management Limited and Leighton Property Company Limited (incorporated herein by reference from Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed with the SEC on April 16, 2012).

10.26
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

10.37
Consultancy Agreement in connection with debt restructuring dated December 1, 2008, between NCN Group Ltd and Statezone Limited (incorporated herein by reference from Exhibit 10.36 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.38
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

21.1	Subsidiaries of the registrant.*
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

______

 * Filed herewith.

EXHIBIT INDEX

Exhibit No.	Description
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

3.5
Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on September 16, 2011. (incorporated herein by reference from Exhibit 3.5 to the Registrant's Annual Report on Form 10-K filed with the SEC on April 16, 2012)

4.1	Form of Registrant’s Common Stock Certificate (incorporated herein by reference from Exhibit 4.1 to Registrant's Current Report on Form S-8 filed with the SEC on July 30, 2010).
4.2	Form of Registrant’s Common Stock Certificate (incorporated herein by reference from Exhibit 4.2 to the Registrant's Annual Report on Form 10-K filed with the SEC on April 16, 2012)
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
4.12
Form of Note 1% Senior Unsecured Convertible Promissory Note, dated April 2, 2012 (incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2012).

4.13
Network CN Inc. Second Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference from Exhibit 4.2 to Registrant's Current Report on Form S-8 filed with the SEC on October 12, 2012).

10.1
Note and Warrant Purchase Agreement, in connection with 3% Convertible Promissory Notes, dated November 19, 2007. (incorporated herein by reference from Exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the SEC on November 26, 2007). Un-redacted Note and Warrant Purchase Agreement ( incorporated herein by reference from Exhibit 10.1 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.2
First Amendment to Note and Warrant Purchase Agreement, in connection with 3% Convertible Promissory Notes, dated January 31, 2008 (incorporated herein by reference from to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2008)

10.3
Security Agreement, in connection with 3% Convertible Promissory Notes, dated January 31, 2008, by and among the Company and Sculptor Finance (MD) Ireland Limited, as Collateral Agent for and representative of the investors. (incorporated herein by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2008)

10.4
Registration Rights Agreement, dated November 19, 2007, by and among (i) Network CN Inc., Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited and Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P. (incorporated herein by reference from Exhibit 99.4 to Registrant's Current Report on Form 8-K filed with the SEC on November 26, 2007)

10.5
Share Purchase Agreement, dated January 1, 2008, by and among Network CN Inc. and Cityhorizon BVI, Lianhe, Bona and Liu Man Ling, an individual and sole shareholder of Cityhorizon BVI. (incorporated herein by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on January 7, 2008)

10.6
Note and Warrant Purchase Agreement, in connection with 12% Convertible Promissory Note and Warrants, dated November 12, 2007, between the Company and Wei An Developments Limited.(incorporated herein by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on November 14, 2007)

10.7
Stock Purchase Agreement, dated September 1, 2008, between Zhanpeng Wang, an individual, and NCN Group Limited, to dispose of non-media business. (incorporated herein by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 3, 2008)

10.8
Note Exchange Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P. (incorporated herein by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on April , 2009)

10.9
Note Exchange and Option Agreement, dated April 2, 2009, between the Company and Keywin Holdings Limited. (incorporated herein by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.10
Letter Agreement and Termination of Investor Rights Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd., OZ Global Special Investments Master Fund, L.P. and Keywin Holdings Limited. (incorporated herein by reference from Exhibit 10.3 to Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.11
Employment Agreement, dated July 15, 2009, between the Company and Earnest Leung. (incorporated herein by reference from Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.12
Employment Agreement, dated July 15, 2009, between the Company and Godfrey Hui. (incorporated herein by reference from Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.13
Amendment No. 1 to Note Exchange and Option Agreement, dated July 1, 2009, between Keywin Holdings Limited and the Company. (incorporated herein by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.14
Amendment No. 2 to Note Exchange and Option Agreement dated September 30, 2009, between Keywin Holding Limited and the Company. (incorporated herein by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009)

10.15
Amendment No. 3 to Note Exchange and Option Agreement, dated January 1, 2010, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2010)

10.16
Amendment No. 4 to Note Exchange and Option Agreement, dated September 30, 2010, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 8, 2010)

10.17
Amendment No. 5 to Note Exchange and Option Agreement, dated June 1, 2011, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)

10.18
Amendment No. 6 to Note Exchange and Option Agreement, dated December 30, 2011, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.16 to the Registrant's Annual Report on Form 10-K filed with the SEC on April 16, 2012)

10.19
Amendment No. 7 to Note Exchange and Option Agreement, dated June 28, 2012, between Keywin Holding Limited and the Company(incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

10.20	Amendment No.8 to note Exchange and Option Agreement, dated December 28, 2012, between Keywin Holding Limited and the Company*
10.21
Lease Agreement, dated November 1, 2009, between NCN Group Management Limited and Vision Tech International Holdings Limited (incorporated herein by reference from Exhibit 10.24 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2010)

10.22
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

10.24
Lease Agreement, dated February 1, 2011, between NCN Group Management Limited and China Boon Holdings Limited (incorporated herein by reference from Exhibit 10.20 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 18, 2011).

10.25
Lease Agreement, dated February 15, 2012, between NCN Group Management Limited and Leighton Property Company Limited (incorporated herein by reference from Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed with the SEC on April 16, 2012).

10.26
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

10.37
Consultancy Agreement in connection with debt restructuring dated December 1, 2008, between NCN Group Ltd and Statezone Limited (incorporated herein by reference from Exhibit 10.36 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.38
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

21.1	Subsidiaries of the registrant.*
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

 * Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK CN INC

	By:	/s/ Earnest Leung
Earnest Leung
Chief Executive Officer
(Principal Executive Officer)
Date: May 10, 2013

	By:	/s/ Shirley Cheng
Shirley Cheng
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 10, 2013

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Earnest Leung	Chief Executive Officer and Director	May 10, 2013
Earnest Leung	(Principal Executive Officer)

/s/ Shirley Cheng	Interim Chief Financial Officer	May 10, 2013
Shirley Cheng	(Principal Financial and Accounting Officer)

/s/ Charles Liu	Director	May 10, 2013
Charles Liu

/s/ Gerald Godfrey	Director	May 10, 2013
Gerald Godfrey

NETWORK CN INC.

UNION POWER HK CPA LIMITED
Chartered Accountants
Certified Pubilc Accountants
12/F., Malaysia Building, 50 Gloucester Road, Wanchai, Hong Kong.
Tel: (852) 2528 1768 (23 Lines)  Fax: (852) 2520 6180  E-Mail: a@upicpa-hk.com

Report of Independent Registered Public Accounting Firms
The Board of Directors and Stockholders of
Network CN Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of Network CN Inc. and its subsidiaries and variable interest entity (collectively referred to as the “Company”) as of December 31, 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the year ended 31 December 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit of the consolidated financial statements included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  Our audit also included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred net losses of $1,210,629, $2,102,548 and $2,603,384 for the years ended December 31, 2012, 2011 and 2010 respectively.  Additionally, the Company used net cash in operating activities of $582,753, $388,278 and $1,552,403 for the years ended December 31, 2012, 2011 and 2010 respectively.  As of December 31, 2012 and 2011, the Company recorded stockholders’ deficit of $4,032,289 and $5,056,418 respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Union Power Hong Kong CPA Limited

UNION POWER HONG KONG CPA LIMITED
Certified Public Accountants

Hong Kong SAR

May 10, 2013

An independent member of AGN International

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

/s/ Baker Tilly Hong Kong Limited

BAKER TILLY HONG KONG LIMITED

Certified Public Accountants

Hong Kong SAR

April 16, 2012

NETWORK CN INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND 2011
		As of December 31,
	Note	2012	2011
ASSETS
Current Assets
Cash		$21,008	$65,623
Accounts receivable, net	4	719,041	146,140
Prepayments for advertising operating rights, net	5	581,990	182,969
Prepaid expenses and other current assets, net	6	161,391	193,424
Deferred charges, net	8	-	31,692
Total Current Assets		1,483,430	619,848

Equipment, Net	7	256,121	363,596

TOTAL ASSETS		$1,739,551	$983,444

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	9	$3,518,732	$1,227,782
1% convertible promissory notes due 2012, net	10	-	4,812,080
Capital lease obligation	11	10,328	-
Total Current Liabilities		3,529,060	6,039,862

Non-Current Liabilities
1% convertible promissory note due 2014, net	10	2,201,797	-
Capital lease obligation, net of current portion	11	40,983	-
Total Non-Current Liabilities		2,242,780	-

TOTAL LIABILITIES		5,771,840	6,039,862

COMMITMENTS AND CONTINGENCIES	12

STOCKHOLDERS’ DEFICIT	13
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 400,000,000 shares authorized Shares issued and outstanding: 103,604,467 and 96,504,467 as of December 31, 2012 and 2011 respectively		103,604	96,504
Additional paid-in capital		122,074,273	119,835,325
Accumulated deficit		(127,929,681)	(126,719,052)
Accumulated other comprehensive income		1,719,515	1,730,805
TOTAL STOCKHOLDERS’ DEFICIT		(4,032,289)	(5,056,418)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$1,739,551	$983,444

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

		Years Ended December 31,
	Note(s)	2012	2011	2010
REVENUES
Advertising services		$1,835,940	$1,794,552	$2,207,479

COST OF REVENUES
Cost of advertising services		(1,467,698)	(1,115,461)	(1,503,898)

GROSS PROFIT		368,242	679,091	703,581

OPERATING EXPENSES
Selling and marketing		(267,595)	(521,109)	(449,320)
General and administrative		(2,092,180)	(1,489,460)	(2,756,180)
Gain from write-off of long-aged payables		34,804	3,254	438,917
Net allowance for doubtful debts	4,6	-	-	(11,421)
Total Operating Expenses		(2,324,971)	(2,007,315)	(2,778,004)

LOSS FROM OPERATIONS		(1,956,729)	(1,328,224)	(2,074,423)

OTHER INCOME (EXPENSES), NET
Interest income		155	254	1,374
Gain on extinguishment of debt	10	1,877,594	-	-
Other income (expenses), net		10,740	(135,595)	48,307
Total Other Income (Expenses), Net		1,888,489	(135,341)	49,681

INTEREST AND OTHER DEBT-RELATED EXPENSES
Amortization of deferred charges and debt discount	10	(1,019,861)	(588,983)	(528,462)
Interest expense	9,10,11	(122,528)	(50,000)	(50,180)
Total Interest and Other Debt-Related Expenses		(1,142,389)	(638,983)	(578,642)

NET LOSS BEFORE INCOME TAXES		(1,210,629)	(2,102,548)	(2,603,384)
Income taxes	17	-	-	-
NET LOSS		(1,210,629)	(2,102,548)	(2,603,384)

OTHER COMPREHENSIVE LOSS
Change in unrealized loss on available-for-sale securities, net of taxes		-	-	(153,559)
Reversal of unrealized loss on available-for-sale securities, net of taxes		-	153,559	-
Foreign currency translation (loss) gain		(11,290)	13,929	41,932
Total other comprehensive (loss) income		(11,290)	167,488	(111,627)

COMPREHENSIVE LOSS		$(1,221,919)	$(1,935,060)	$(2,715,011)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	15	$(0.01)	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED *	15	96,895,329	86,970,220	84,509,069

The accompanying notes are an integral part of the consolidated financial statements.
* As adjusted to give retroactive effect to the 1 for 5 shares reverse stock split which occurred on September 16, 2011.

NETWORK CN INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Common Stock		Additional Paid-In	Deferred Stock-Based	Accumulated	Accumulated Other Comprehensive
	Share	Amount	Capital	Compensation	Deficit	Income	Total
Balance as of January 1, 2010	84,624,467	$84,624	$119,662,346	$(900,000)	$(122,013,120)	$1,674,944	$(1,491,206)
Cancellation of stock for services rendered by directors and officers	(120,000)	(120)	120	-	-	-	-
Stock-based compensation for stock granted to directors, officers and employees for services	-	-	89,181	-	-	-	89,181
Amortization of deferred stock-based compensation	-	-	-	592,500	-	-	592,500
Change in unrealized loss on available-for-sale securities	-	-	-	-	-	(153,559)	(153,559)
Translation adjustment	-	-	-	-	-	41,932	41,932
Net loss for the year	-	-	-	-	(2,603,384)	-	(2,603,384)
Balance as of December 31, 2010	84,504,467	84,504	119,751,647	(307,500)	(124,616,504)	1,563,317	(3,524,536)
Stock-based compensation for stock granted to directors and officers for services	-	-	35,678	-	-	-	35,678
Issuance of stock for services rendered by consultants	12,000,000	12,000	48,000	-	-	-	60,000
Amortization of deferred stock-based compensation	-	-	-	307,500	-	-	307,500
Reversal of unrealized loss on available-for-sale securities	-	-	-	-	-	153,559	153,559
Translation adjustment	-	-	-	-	-	13,929	13,929
Net loss for the year	-	-	-	-	(2,102,548)	-	(2,102,548)
Balance as of December 31, 2011	96,504,467	$96,504	119,835,325	-	(126,719,052)	1,730,805	(5,056,418)
Stock-based compensation for stock granted to directors and officers for services			47,190	-	-	-	47,190
Issuance of stock for services rendered by consultants	7,100,000	7,100	470,900	-	-	-	478,000
Value of beneficial conversion feature of convertible note to common stock	-	-	3,598,452	-	-	-	3,598,452
Extinguishment of 1% convertible notes	-	-	(1,877,594)				(1,877,594)
Translation adjustment	-	-	-	-	-	(11,290)	(11,290)
Net loss for the year	-	-	-	-	(1,210,629)	-	(1,210,629)
Balance as of December 31, 2012	103,604,467	$103,604	$122,074,273	$-	$(127,929,681)	$1,719,515	$(4,032,289)

The accompanying notes are an integral part of the consolidated financial statements.

 NETWORK CN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,210,629)	$(2,102,548)	$(2,603,384)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization:
Equipment and intangible assets	259,479	239,223	257,899
Deferred charges and debt discount	1,019,861	588,983	528,462
Gain on extinguishment of debt	(1,877,594)	-	-
Stock-based compensation for service	525,190	403,178	681,681
Loss (gain) on disposal of equipment	14,258	(24,222)	579,341
Allowance for doubtful debts	-	-	11,421
Gain from write-off of long-aged payables	(34,804)	(3,254)	(438,917)
Loss (gain) from sales of available-for-sale securities	-	228,285	(9,406)
Gain from disposal of subsidiaries	-	-	(3,655)
Net gain on deconsolidation of variable interest entities	-	-	(2,037)
Changes in operating assets and liabilities, net of effects from deconsolidation of variable interest entities and disposal of subsidiaries:
Accounts receivable	(572,901)	252,854	(317,274)
Prepayments for advertising operating rights, net	(401,059)	30,771	151,672
Prepaid expenses and other current assets, net	32,033	191,998	277,438
Accounts payable, accrued expenses and other payables	1,663,413	(193,546)	(665,644)
Net cash used in operating activities	(582,753)	(388,278)	(1,552,403)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(170,314)	(35,309)	(56,618)
Proceeds from sales of equipment	3,194	53,633	55,639
Purchase of available-for-sale securities	-	-	(908,441)
Proceeds from sales of available-for-sale securities, net	-	48,351	641,211
Net cash (used in) provided by investing activities	(167,120)	66,675	(268,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder’s loans	-	100,000	-
Proceeds from directors’ loans	117,948	297,868	-
Proceeds from short-term loans	1,086,885	-	-
Proceeds from capital lease financing	57,692	-	-
Repayment of shareholder’s loans	-	(100,000)	-
Repayment of directors’ loans	(197,364)	(68,124)	-
Repayment of short-term loans	(345,128)	-	-
Repayment of capital lease obligation	(6,381)	-	-
Net cash provided by financing activities	713,652	229,744	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(8,394)	(13,139)	21,684

NET DECREASE IN CASH	(44,615)	(104,998)	(1,798,928)

CASH, BEGINNING OF YEAR	65,623	170,621	1,969,549

CASH, END OF YEAR	$21,008	$65,623	$170,621

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$-	$-	$-
Interest paid	$33,331	$50,000	$50,180

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

Details of the Company’s principal subsidiaries and variable interest entity as of December 31, 2012 are described in Note 3 – Subsidiaries and Variable Interest Entity.

Going Concern

The Company has experienced recurring net losses of $1.2 million, $2.1 million and $2.6 million for the years ended December 31, 2012, 2011 and 2010 respectively. Additionally, the Company has net cash used in operating activities of $0.6 million, $0.4 million and $1.6 million for the years ended December 31, 2012, 2011 and 2010 respectively. As of December 31, 2012 and 2011, the Company has stockholders’ deficit of $4.0 million and $5.1 million, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In response to current financial conditions, the Company has undergone a drastic cost-cutting exercise, including reduction of the Company’s workforce, office rentals and other general and administrative expenses. The Company has also continued to strengthen its sales force in order to increase its sales volume. In addition, since the latter half of 2011, the Company has expanded our focus from LED media and has actively explored new prominent media projects in order to provide a wider range of media and advertising services and improve our financial performance. During 2012, the Company secured a new media advertising project in Zhuhai and the project started to generate positive cashflow to the Company. In addition, the Company recently identified two media projects in China for which the Company is making a bid for consideration but the Company has not yet committed to any of these projects. Co-operation framework agreements were signed for the two identified media projects. If the Company is successful in its bid, the Company expects that these projects will improve the Company’s future financial performance. Accordingly, the Company engaged an independent consultant to provide consulting services in connection with the Company’s bid for the media project. The Company expects that the new projects can generate positive cashflow to the Company.

The existing cash and cash equivalents together with highly liquid current assets are insufficient to fund the Company’s operations for the next twelve months. The Company will need to rely upon some combination of cash generated from the Company’s operations, the proceeds from the potential exercise of the outstanding option held by Keywin Holdings Limited (“Keywin”) to purchase $2 million in shares of the Company’s common stock, or proceeds from the issuance of the Company’s equity and debt securities as well as the exercise of the conversion option by the Company’s note holders to convert the notes to the Company’s common stock, in order to maintain the Company’s operations. Based on the Company’s best estimates, the Company believes that there are sufficient financial resources to meet the cash requirements for the coming twelve months and the consolidated financial statements have been prepared on a going concern basis. However, there can be no assurance the Company will be able to continue as a going concern.

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

(D) Cash and Cash Equivalents

Cash includes cash on hand, cash accounts, and interest bearing savings accounts placed with banks and financial institutions. For the purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2012 and 2011, the Company had no cash equivalents.

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

The determination of current or noncurrent status for individual available-for-sale securities is made on the basis of whether or not the securities are considered working capital available for current operations under Accounting Standards Codification, or ASC,  Topic 210-10-45. We determined that investments in available-for-sale securities have not been made for the purposes of control, affiliation, or other continuing business advantage. As of December 31, 2012 and 2011, the Company had no investment in available-for-sale securities.

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

2) Extension of 1% Convertible Promissory Note

The 1% convertible promissory notes matured on April 1, 2012 and on the same date, the Company and the note holders agreed to the following: 1) extension of the maturity date of the 1% convertible promissory notes for a period of two years and 2) modification of the 1% convertible promissory notes to be convertible at any time into shares of the Company’s common stock at a conversion price of $0.09304 per share, subject to customary anti-dilution adjustments. In all other respects not specifically mentioned, the terms of the 1% convertible promissory notes remain the same and are fully enforceable in accordance with their terms. Subsequently, the Company issued new 1% convertible promissory notes maturing on April 1, 2014 to the note holders. Pursuant to ASC Topic 470-50-40-10, the Company determined that the modification is substantially different and hence the modification was recorded as an extinguishment of notes and issuance of new notes. Pursuant to ASC Topic 470-20-40-3, the Company allocated the amount of the reacquisition price to the repurchased beneficial conversion feature using the intrinsic value of that conversion feature at the extinguishment date and the residual amount would be allocated to the convertible security. Thus, the Company recorded a gain on extinguishment of debt.

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

The diluted net loss per common share is the same as the basic net loss per share for the years ended December 31, 2012, 2011 and 2010 as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

(Q) Operating Leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Payments made under operating leases are charged to the consolidated statements of operations on a straight-line basis over the lease period.

(R) Capital Leases

Leases are classified as capital leases whenever the terms of the lease transfer substantially all the risks and rewards of ownership to lessee. Assets held under capital leases are initially recognized as assets at their fair value or, if lower, the present value of the minimum lease payments. Each lease payment is allocated between the liability and finance charges so as to achieve a constant rate on the finance balance outstanding. The interest elements of the finance cost is charged to the consolidated statements of operations over the lease period so as to produce a constant rate of interest on the remaining balance of the liability for each period. The equipment acquired under finance leases is depreciated over the shorter of the useful life of the asset and the lease term.

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

The Company engaged in the provision of out-of-home advertising in China. As of December 31, 2012 and 2011, one customer accounted for approximately 86% and 35% of its accounts receivable balances. Due to the longstanding nature of its relationships with these customers and contractual obligations, the Company is confident that it will recover these amounts. The Company establishes an allowance for doubtful debts accounts upon its assessment of various factors. The Company considers historical experience, the age of the receivable balances, the credit quality of its customers, current economic conditions, and other factors that may affect customers’ ability to pay to determine the level of allowance required.

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

NOTE 3          SUBSIDIARIES AND VARIABLE INTEREST ENTITY

Details of the Company’s principal consolidated subsidiaries and variable interest entity as of December 31, 2012 were as follows:

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

Remarks:

1) Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.

NOTE 4          ACCOUNTS RECEIVABLE, NET

 Accounts receivable, net as of December 31, 2012 and 2011 consisted of the following:

	2012	2011
Accounts receivable	$732,261	$159,362
Less: allowance for doubtful debts	(13,220)	(13,222)
Total	$719,041	$146,140

For the years ended December 31, 2012, 2011 and 2010, the Company recorded an allowance of doubtful debts for accounts receivable of $nil, $nil and $8,546 respectively. Such allowance for doubtful debt was included in allowance for doubtful debts on the consolidated statements of operations .

NOTE 5          PREPAYMENTS FOR ADVERTISING OPERATING RIGHTS, NET

Prepayments for advertising operating rights, net as of December 31, 2012 and 2011 were as follows:
	2012	2011
Gross carrying amount
Beginning	$914,846	$209,186
Addition	1,499,506	684,150
Translation adjustments	1,714	21,510
Total gross carrying amount	2,416,066	914,846

Accumulated amortization
Beginning	(731,877)	-
Amortization for the year	(1,098,447)	(714,921)
Translation adjustments	(3,752)	(16,956)
Total accumulated amortization	(1,834,076)	(731,877)

Prepayments for advertising operating rights, net	$581,990	$182,969

Total amortization expense of prepayments for advertising operating rights of the Company for the years ended December 31, 2012, 2011 and 2010 were $1,098,447, $714,921 and $1,115,593 respectively. The amortization expense of prepayments for advertising operating rights was included as cost of advertising services on the consolidated statement of operations.

Provision for impairment

As the Company recorded a continuous net loss, the Company performed an impairment review of its prepayments for advertising operating rights. The Company compared the carrying amount of the prepayments for advertising operating rights to the sum of the undiscounted cash flows expected to be generated. The Company determined their fair values using a discounted cash flow analysis if the carrying values exceeded undiscounted cash flows. Accordingly, the Company recorded no impairment loss for the years ended December 31, 2012, 2011 and 2010.

For the years ended December 31, 2012, 2011 and 2010, the Company recorded a write-off of provision for impairment losses against cost and accumulated amortization of certain prepayments for advertising operating rights amounted to $nil, $nil and $112,892 respectively.

NOTE 6          PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of December 31, 2012 and 2011 were as follows:

	2012	2011
Payments from customers withheld by a third party	$1,524,481	$1,525,966
Prepaid expenses	108,102	155,075
Rental deposits	55,049	40,168
Other receivables	333	274
Sub-total	1,687,965	1,721,483
Less: allowance for doubtful debts	(1,526,574)	(1,528,059)
Total	$161,391	$193,424

For the years ended December 31, 2012, 2011 and 2010, the Company recorded an allowance for doubtful debt for prepaid expenses and other current assets of $nil, $nil and $2,875 respectively. The allowance for doubtful debts for prepaid expenses and other current assets was included in allowance for doubtful debts on the consolidated statements of operations.

The Company wrote off certain allowance for doubtful debts for prepaid expenses and other current assets of $nil, $nil and $9,690 for the years ended December 31, 2012, 2011 and 2010 respectively.

NOTE 7          EQUIPMENT, NET

Equipment, net as of December 31, 2012 and 2011 consisted of the following:

	2012	2011
Media display equipment	$957,071	$4,156,851
Office equipment	81,091	159,545
Furniture and fixtures	1,262	10,907
Motor vehicles	97,249	39,564
Leasehold improvement	87,618	-
Construction in progress	-	9,536
Sub-Total	1,224,219	4,376,403
Less: accumulated depreciation	(968,098)	(1,307,568)
Less: provision for impairment	-	(2,705,239)
Total	$256,121	$363,596

Depreciation expenses for the years ended December 31, 2012, 2011 and 2010 amounted to $259,479, $239,223 and $257,899 respectively.

Provision for impairment

As the Company has continued to record net losses, it performed an impairment review of its equipment. The Company compared the carrying value of its equipment to the sum of the undiscounted cash flows expected to be generated. For those assets with carrying values exceeding projected undiscounted cash flows, the Company determined their fair values using a discounted cash flow analysis. Accordingly, the Company recorded no impairment loss for the years ended December 31, 2012, 2011 and 2010.

For the years ended December 31, 2012, 2011 and 2010, the Company recorded a write-off of provision for impairment losses against cost and accumulated amortization of equipment amounted to $2,705,239, $nil and $459,830 respectively.

Pledge of Equipment

Since the completion of debt restructuring in April 2009, no equipment has been pledged by the Company.

NOTE 8          DEFERRED CHARGES, NET

Deferred charges, net as of December 31, 2012 and 2011 were as follows:

	2012	2011
Deferred charges	$250,000	$250,000
Less: accumulated amortization	(250,000)	(218,308)
Total	$-	$31,692

Current portion	$-	$31,692
Non-current portion	-	-
Total	$-	$31,692

Total amortization of deferred charges for the years ended December 31, 2012, 2011 and 2010 amounted to $31,692, $81,214 and $79,085 respectively. They were included as amortization of deferred charges and debt discount in the consolidated statements of operations.

For details, please refer to Note 10 – Convertible Promissory Notes and Warrants.

NOTE 9          ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of December 31, 2012 and 2011 consisted of the following:

	2012	2011
Accrued advertising operating rights	$744,365	$-
Accrued staff benefits and related fees	804,290	410,254
Accrued professional fees	102,186	115,615
Directors’ loans (Note 14)	143,918	229,744
Accrued interest expenses	101,790	12,603
Other accrued expenses	385,306	328,040
Short-term loans 1)	741,757	-
Receipts in advance	479,920	92,829
Other payables	15,200	38,697
Total	$3,518,732	$1,227,782

1) As of December 31, 2012, the Company recorded an aggregated amount of $741,757 short-term loans. Those loans were borrowed from certain unrelated individuals. Those loans are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on due date. Up to the date of this annual report, those loans have not yet been repaid.

The interest expenses of the short-term loans for the years ended December 31, 2012, 2011 and 2010 amounted to $69,677, $nil and $nil, respectively.

NOTE 10        CONVERTIBLE PROMISSORY NOTES AND WARRANTS

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

On April 2, 2009, the Company entered into a new financing arrangement with the previous holders of the Amended and Restated Notes (the “Note Holders”), and Keywin  .

Pursuant to a note exchange and option agreement, dated April 2, 2009 (the “Note Exchange and Option Agreement”), between the Company and Keywin, Keywin exchanged its Amended and Restated Note in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 61,407,093 shares of the Company’s common stock and an option to purchase an aggregate of 24,562,837 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000 (the “Keywin Option”). The Keywin Option was originally exercisable for a three-month period which commenced on April 2, 2009, but pursuant to several subsequent amendments, the exercise period has been extended to a fifty-seven-month period ending on January 1, 2014, subject to the Company’s right to unilaterally terminate the exercise period upon 30 days’ written notice. As of December 31, 2012, the Keywin Option has not been exercised.

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

2) Extension of 1% Convertible Promissory Notes and Issuance of New 1% Convertible Promissory Notes

The 1% Convertible Promissory Notes matured on April 1, 2012 and on the same date, the Company and the Note Holders agreed to the following: (1) extension of the maturity date of the 1% Convertible Promissory Notes for a period of two years and (2) modification of the 1% Convertible Promissory Notes to be convertible at any time into shares of the Company’s common stock at a conversion price of $0.09304 per share, subject to customary anti-dilution adjustments. In all other respects not specifically mentioned, the terms of the 1% Convertible Promissory Notes shall remain the same and shall be fully enforceable in accordance with its terms. Subsequently, the Company issued new 1% convertible promissory notes (the “New 1% Convertible Promissory Notes”) to the Note Holders. The New 1% Convertible Promissory Notes bear interest at 1% per annum, are payable semi-annually in arrears, mature on April 1, 2014, and are convertible at any time by the Note Holders into shares of the Company’s common stock at an initial conversion price of $0.09304 per share, subject to customary anti-dilution adjustments. In addition, in the event of a default, the Note Holders will have the right to redeem the New 1% Convertible Promissory Notes at 110% of the principal amount, plus any accrued and unpaid interest.

The following table details the accounting treatment of the convertible promissory notes:

	1% Convertible Promissory Notes	New 1% Convertible Promissory Notes	Total
Net carrying value of convertible promissory notes as of January 1, 2010	3,854,934	-	3,854,934
Amortization of debt discount for the year ended December 31, 2010	449,377	-	449,377
Net carrying value of convertible promissory notes as of December 31, 2010	4,304,311	-	4,304,311
Amortization of debt discount for the year ended December 31, 2011	507,769	-	507,769
Net carrying value of convertible promissory notes as of December 31, 2011	$4,812,080	$-	$4,812,080
Proceeds of new 1% convertible promissory notes	-	5,000,000	5,000,000
Allocated intrinsic value of beneficial conversion feature	-	(3,598,452)	(3,598,452)
Amortization of debt discount for the year ended December 31, 2012	187,920	800,249	988,169
Repayment of 1% convertible promissory note	(5,000,000)	-	(5,000,000)
Net carrying value of convertible promissory notes as of December 31, 2012	$-	$2,201,797	$2,201,797

The embedded beneficial conversion feature are recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of beneficial conversion feature is calculated according to ASC Topic 470-20. The New 1% Convertible Promissory Notes before and after extension are considered to have a beneficial conversion feature as the effective conversion price was less than the Company’s market price of common stock at commitment date. The value of beneficial conversion features of 1% New Convertible Promissory Notes before and after extension amounted to $3,598,452, is recorded as a reduction in the carrying value of the convertible promissory notes against additional paid-in capital. As the New 1% Convertible Promissory Notes have stated redemption dates, the respective debt discount is amortized over the term of the notes from the respective date of issuance using the effective interest method.

Gain on extinguishment of debt

Pursuant to ASC Topic 470-20-40-3, the Company allocated the amount of the reacquisition price to the repurchased beneficial conversion feature using the intrinsic value of that conversion feature at the extinguishment date and the residual amount was allocated to the convertible security. Thus, the Company recognized a gain on extinguishment of debt of $1,877,594 at the date of extinguishment and included in the statements of operations.

Amortization of Deferred Charges and Debt Discount

The amortization of deferred charges and debt discount for the year ended December 31, 2012 was as follows:

	Warrants	Conversion Features	Deferred Charges	Total
New 1% convertible promissory notes	$-	$800,249	$-	$800,249
1% convertible promissory notes	-	187,920	31,692	219,612
Total	$-	$988,169	$31,692	$1,019,861

The amortization of deferred charges and debt discount for the year ended December 31, 2011 was as follows:

	Warrants	Conversion Features	Deferred Charges	Total
New 1% convertible promissory notes	$-	$-	$-	$-
1% convertible promissory notes	-	507,769	81,214	588,983
Total	$-	$507,769	$81,214	$588,983

The amortization of deferred charges and debt discount for the year ended December 31, 2010 was as follows:
	Warrants	Conversion Features	Deferred Charges	Total
New 1% convertible promissory notes	$-	$-	$-	$-
1% convertible promissory notes	-	449,377	79,085	528,462
Total	$-	$449,377	$79,085	$528,462

Interest Expense

The following table details the interest expenses:
	Years Ended December 31,
	2012	2011	2010
New 1% convertible promissory notes	$37,397	$-	$-
1% convertible promissory notes	12,603	50,000	50,001
Total	$50,000	$50,000	$50,001

NOTE 11        CAPITAL LEASE OBLIGATION

As of December 31, 2012, the gross amount of the motor vehicle under capital leases was $57,692. The following is a schedule by years of future minimum lease payment under capital leases together with the present value of the net minimum lease payment as of December 31, 2012.

Fiscal years ending December 31,
2013	13,846
2014	13,846
2015	13,846
2016	13,846
2017	4,616
Total minimum lease payments	60,000
Less: Amount representing interest	(8,689)
Present value of net minimum lease payment	51,311
Less: Current portion	(10,328)
Non-current portion	$40,983

NOTE 12        COMMITMENTS AND CONTINGENCIES

Commitments

1. Rental Lease Commitment

The Company’s existing rental leases do not contain significant restrictive provisions. The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases as of December 31, 2012:

Fiscal years ending December 31,
2013	$146,833
2014	131,476
2015	-
Thereafter	-
Total	$278,309

Rental expense for the years ended December 31, 2012, 2011 and 2010 was $205,299, $52,097 and $247,630 respectively. The provision of rental expenses in connection with the Chengtian litigation amounting to $137,307 was recovered during the year ended December 31, 2011.

2. Annual Advertising Operating Rights Fee Commitment

The Company, through its PRC operating companies, has acquired advertising rights from third parties to operate different types of advertising panels for certain periods.

The following table sets forth the estimated future annual commitment of the Company with respect to the advertising operating rights of panels that the Company held as of December 31, 2012:

Fiscal years ending December 31,
2013	$766,544
2014	523,678
2015	-
Thereafter	-
Total	$1,290,222

NOTE 13        STOCKHOLDERS’ DEFICIT

(A)	Stock, Options and Warrants Issued for Services

1. In August 2006, the Company issued a warrant to purchase up to 20,000 shares of restricted common stock to a consultant at an exercise price $3.50 per share. One-fourth of the shares underlying the warrant became exercisable every 45 days beginning from the date of issuance. The warrant remains exercisable until August 25, 2016. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following assumptions and estimates: expected dividend 0%, volatility 192%, a risk-free rate of 4.5% and an expected life of one (1) year. The value of the warrant recognized for the years ended December 31, 2012, 2011 and 2010 were $nil. As of December 31, 2012, none of the warrant was exercised.

2. In July 2009, the Company granted an aggregate of 360,000 shares of common stock to the independent directors of the Company for their services to the Company covering the period from July 2, 2009 to July 1, 2010. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Peter Mak: 120,000 shares; Ronald Lee: 120,000 shares; and Gerald Godfrey:120,000 shares. Such shares with par value of $0.001 were issued on July 28, 2009 but will not be vested until July 1, 2010 after which the relevant share certificate will be handed to the independent directors. However, Mr. Mak resigned as directors on December 31, 2009. Therefore, he is no longer entitled to those shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil, $nil and $18,000 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 respectively.

3. In July 2009, the Company granted an aggregate of 400,000 shares of common stock to Jennifer Fu, Former Chief Financial Officer and one employee of the Company individually for their services to the Company covering the period from July 15, 2009 to July 14, 2011. Such shares with par value of $0.001 were issued on July 28, 2009 but will not vest until July 14, 2010 after which the relevant share certificate will be handed to the employees. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil, $7,500 and $37,500 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 respectively.

4. In July 2009, NCN Group Management Limited entered into Executive Employment Agreements with Earnest Leung, Chief Executive Officer and Godfrey Hui, Former Deputy Chief Executive Officer. Pursuant to the agreements, Dr. Earnest Leung and Mr. Godfrey Hui were granted 6,000,000 and 2,000,000 shares, respectively, for their services rendered during the period from July 1, 2009 to June 30, 2011. Such shares with par value of $0.001 each were issued to the concerned executives on July 28, 2009. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $1,200,000 of deferred stock compensation amortized over requisite service period. The amortization of deferred stock compensation of $nil, $300,000 and $600,000 were recorded as non-cash stock-based compensation and included in general and administrative expenses on the consolidated statement of operation for the years ended December 31, 2012, 2011 and 2010 respectively.

5. In August 2010, the Company granted an aggregate of 360,000 shares of common stock to the independent directors of the Company for their services to the Company covering the period from July 2, 2010 to July 1, 2011. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Ronald Lee: 120,000 shares; Gerald Godfrey: 120,000 shares; and Serge Choukroun: 120,000 shares. In connection with these stock grants and in accordance with ASC Topic 718 , the Company recognized $nil, $27,818 and $26,181of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 respectively.

6. In July 2011, the Board of Director granted an aggregate of 360,000 shares of common stock to the independent directors of the Company for their services rendered during the year from July 1, 2011 to June 30, 2012. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Ronald Lee, 120,000 shares; Gerald Godfrey, 120,000 shares; and Serge Choukroun, 120,000 shares. On November 8, 2011, the Board of Directors granted 75,000 shares of the common stock to the independent director, Charles Liu, for his service rendered during the period from November 16, 2011 to June 30, 2012. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $13,890, $7,860 and $nil of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 respectively.

7. In October 2011, the Company entered into three consultancy agreements with three consultants. Pursuant to the agreements, these three consultants were each granted 4,000,000 shares for services to be rendered during the period from October 15, 2011 to September 30, 2012. Such shares with par value of $0.001 each were issued to the concerned consultants in October 2011. In connection with these stock grants, the Company recognized $nil, $60,000 and $nil of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 respectively.

8. In April 2012, the Company entered into a service agreement with a financial advisory company. Pursuant to the agreement, the financial advisory company was granted 540,541 shares for services rendered. Such shares with par value of $0.001 were issued to the financial advisory company in May 2012. In August 2012, the Company entered into a mutual termination agreement with the financial advisory company to terminate the service agreement and the Company cancelled the shares issued. In connection with these stock grants and cancellations, the Company recognized $nil of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2012.

9. In July 2012, the Board of Director granted an aggregate of 360,000 shares of common stock to the independent directors of the Company for their services rendered during the year from July 1, 2012 to June 30, 2013. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Ronald Lee, 120,000 shares; Gerald Godfrey, 120,000 shares; and Charles Liu, 120,000 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $33,300 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2012.

10. In September 2012, the Company entered into a financial public relations agreement with a consultant. Pursuant to the agreement, the consultant was granted 700,000 shares of common stock for the service rendered. During 2012, the Company issued 600,000 shares of par value of $0.001 to the consultant. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $88,000 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2012.

11. In December 2012, the Company entered into two consultancy agreements with two consultants. Pursuant to the agreements, these two consultants were granted 6,000,000 shares and 2,500,000 shares respectively for their services rendered. In December 2012, the Company issued 4,000,000 and 2,500,000 shares of par value of $0.001 each to these two consultants respectively. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $390,000 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2012.

(B) Changes in Deficit

The following table summarizes the changes in deficit for the year ended December 31, 2012:

	Noncontrolling Interests	NCN Common Stockholders	Total
Total deficit as of January 1, 2012	$-	$(5,056,418)	$(5,056,418)
Net loss	-	(1,210,629)	(1,210,629)
Other comprehensive loss	-	(11,290)	(11,290)
Preferred stock	-	-	-
Common stock	-	7,100	7,100
Additional paid-in capital	-	2,238,948	2,238,948
Total deficit as of December 31, 2012	$-	$(4,032,289)	$(4,032,289)

The following table summarizes the changes in deficit for the year ended December 31, 2011:

	Noncontrolling Interests	NCN Common Stockholders	Total
Total deficit as of January 1, 2011	$-	$(3,524,536)	$(3,524,536)
Net loss	-	(2,102,548)	(2,102,548)
Other comprehensive income	-	13,929	13,929
Preferred stock	-	-	-
Common stock	-	12,000	12,000
Additional paid-in capital	-	83,678	83,678
Reversal of unrealized loss on available-for-sale securities	-	153,559	153,559
Deferred stock-based compensation	-	307,500	307,500
Total deficit as of December 31, 2011	$-	$(5,056,418)	$(5,056,418)

The following table summarizes the changes in deficit for the year ended December 31, 2010:

	Noncontrolling Interests	NCN Common Stockholders	Total
Total deficit as of January 1, 2010	$-	$(1,491,206)	$(1,491,206)
Net loss	-	(2,603,384)	(2,603,384)
Other comprehensive income	-	41,932	41,932
Preferred stock	-	-	-
Common stock	-	(120)	(120)
Additional paid-in capital	-	89,301	89,301
Change in unrealized loss on available-for-sale securities	-	(153,559)	(153,559)
Deferred stock-based compensation	-	592,500	592,500
Total deficit as of December 31, 2010	$-	$(3,524,536)	$(3,524,536)

(C) Restriction on payment of dividends

The Company has not declared any dividends since incorporation. For instance, the terms of the outstanding promissory notes issued to affiliated funds of Och-Ziff on April 2, 2014 contain restrictions on the payment of dividends. The dividend restrictions provide that the Company or any of its subsidiaries shall not declare or pay dividends or other distributions in respect of the equity securities of such entity other than dividends or distributions of cash which amounts during any 12-month period that exceed ten percent (10%) of the consolidated net income of the Company based on the Company’s most recent audited financial statements disclosed in the Company’s annual report on Form 10-K (or equivalent form) filed with the U.S. Securities and Exchange Commission.

NOTE 14        RELATED PARTY TRANSACTIONS

Except as set forth below, during the years ended December 31, 2012, 2011 and 2010, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

In connection with debt restructuring in April 2009, a company of which the Company’s chief Executive officer and director (being appointed on July 15, 2009 and May 11, 2009 respectively) is the sole director, provided agency and financial advisory services to the Company. Accordingly, the Company paid an aggregate service fee of $350,000 of which $250,000 is recorded as issuance costs for 1% Convertible Promissory Notes and $100,000 is recorded as prepaid expenses and other current assets, net during the year ended December 31, 2009. Such $100,000 is refundable unless Keywin Option is exercised and completed. As of December 31, 2012, $100,000 recorded as prepaid expenses and other current assets.

On July 1, 2009, the Company and Keywin, of which the Company’s chief executive officer and director is the director and his spouse is the sole shareholder, entered into an Amendment, pursuant to which the Company agreed to extend the exercise period for the Keywin Option under the Note Exchange and Option Agreement between the Company and Keywin, to purchase an aggregate of 24,562,837 shares of our common stock for an aggregate purchase price of $2,000,000, from a three-month period ended on July 1, 2009, to a six-month period ended October 1, 2009. The exercise period for the Keywin option was subsequently further extended to a nine-month period ended January 1, 2010, pursuant to the Second Amendment. On January 1, 2010, the Company and Keywin entered into the third Amendment, pursuant to which the Company agreed to further extend the exercise period to an eighteen-month period ended on October 1, 2010, and provide the Company with the right to unilaterally terminate the exercise period upon 30 days’ written notice. On September 30, 2010, the exercise period for the Keywin Option was further extended to a twenty-seven-month period ended on June 30, 2011. On June 1, 2011, the exercise period for the Keywin Option was further extended to a thirty-three-month period ending on January 1, 2012. On December 30, 2011, the exercise period for the Keywin Option was further extended to a thirty-nine-month period ending on July 1, 2012. On June 28, 2012, the exercise period for the Keywin Option was further extended to a forty-five-month period ending on January 1, 2013. On December 28, 2012, the exercise period for the Keywin Option was further extended to a fifty-seven-month period ending on January 1, 2014.

During the years ended December 31, 2012, 2011 and 2010, the Company recorded a fee of $nil, $117,357 and $106,154 respectively for use of office facilities, for which the related company is the tenant. As of December 31, 2012 and 2011, the Company recorded an amount of $ $nil payable to the related company.

During the year ended December 31, 2011, the Company received a loan of $100,000 from its shareholder, Keywin. The amount is unsecured, bears no interest and repayable on demand. Such loan was fully settled by the Company during the year ended December 31, 2011.

During the year ended December 31, 2012 and 2011, the Company received loans of $117,948 and $297,868 from its directors and repaid a loan of $197,364 and $68,124 to its directors respectively. As of December 31, 2012 and 2011, the Company recorded an amount of $143,918 and $229,744 payable to directors. Such payable was included in accounts payable, accrued expenses and other payables on the consolidated balance sheets. The amount is unsecured, bears no interest and repayable on demand.

During the year ended December 31, 2012, the Company purchased a motor vehicle from its director for HKD450,000 (equivalent to $57,692).

NOTE 15        NET LOSS PER COMMON SHARE

Net loss per share information for the years ended December 31, 2012, 2011 and 2010 was as follows:

	2012	2011	2010
Numerator:
Net loss attributable to NCN common stockholders	$(1,210,629)	$(2,102,548)	$(2,603,384)
Denominator :
Weighted average number of shares outstanding, basic	96,895,329	86,970,220	84,509,069
Effect of dilutive securities	-	-	-
Options and warrants	-	-	-
Weighted average number of shares outstanding, diluted	96,895,329	86,970,220	84,509,069

Net loss per common share – basic and diluted	$(0.01)	$(0.02)	$(0.03)

The diluted net loss per common share is the same as the basic net loss per common share for the years ended December 31, 2012, 2011 and 2010 as the ordinary shares issuable under stock options and warrants outstanding are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. The securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because of anti-dilutive effect as of December 31, 2012, 2011 and 2010 were summarized as follows:

	2012	2011	2010
Potential common equivalent shares:
Stock warrants for services (1)	-	-	-
Conversion feature associated with convertible promissory notes to common stock	53,740,327	42,992,261	42,992,261
Common stock to be granted to directors executives and employees for services (including non-vested shares)	-	-	-
Common stock to be granted to consultants for services (including non-vested shares)	20,000	20,000	20,000
Stock options granted to Keywin	11,378,730	9,905,555	12,407,458
Total	65,139,057	52,917,816	55,419,719
Remarks:

(1)
As of December 31, 2012, the number of potential common equivalent shares associated with warrants issued for services was nil, which was related to a warrant to purchase 20,000 shares of common stock issued by the Company to a consultant in 2006 for service rendered at an exercise price of $3.50, which will expire in August 2016.

NOTE 16               BUSINESS SEGMENTS FROM CONTINUING OPERATIONS

The Company operates in one single business segment: Media Network, providing out-of home advertising services.

Geographic Information

The Group operates in the PRC and all of the Company’s long lived assets are located in the PRC.

Major Customers

An analysis of percentage of advertising sales to major customers is as follows:
	2012	2011	2010
Customer A	-	-	16%
Customer B	-	-	11%
Customer C	-	19%	-
Customer D	-	11%	-
Customer E	-	10%	-
Customer F	12%	-	-
Customer G	11%	-	-
Customer H	10%	-	-

NOTE 17        INCOME TAXES

Income is subject to taxation in various countries in which the Company operates. The (income) loss before income taxes by geographical locations for the years ended December 31, 2012, 2011 and 2010 was summarized as follows:

	2012	2011	2010
United States	$(19,538)	$1,034,827	$735,120
Foreign	1,230,167	1,067,721	1,868,264
	$1,210,629	$2,102,548	$2,603,384

Income tax expenses by geographical locations for the years ended December 31, 2012, 2011 and 2010 were summarized as follows:

	2012	2011	2010
Current
United States	$-	$-	$-
Foreign	-	-	-
	$-	$-	$-
Deferred
United States	$-	$-	$-
Foreign	-	-	-
	$-	$-	$-

The reconciliation of the effective income tax of the Company to the U.S. federal statutory rate was as follows:

	2012	2011	2010
Expected income tax benefit	$411,614	$714,866	$885,151
Operating loss carried forward	(295,762)	(179,200)	(97,153)
Nondeductible income (expenses)	302,405	(172,641)	(152,788)
Tax effect on foreign income which is not subject U.S. federal corporate income tax rate of 34%	(418,257)	(363,025)	(635,210)
	$-	$-	$-

An analysis of the Company’s deferred tax liabilities and deferred tax assets as of December 31, 2012, 2011 and 2010 was as follows:

	2012	2011	2010
Deferred tax assets:
Effect of net operating loss carried forward	$8,058,771	$7,763,009	$7,583,809
Less: valuation allowance	(8,058,771)	(7,763,009)	(7,583,809)
Net deferred tax assets	$-	$-	$-

The Company provided a full valuation allowance against the deferred tax assets as of December 31, 2012, 2011 and 2010 due to the uncertainty surrounding the realizability of these benefits in future tax returns.

NOTE 18        SUBSEQUENT EVENTS

Legal Proceedings

The Company derived all its revenues mainly from its operation of the 52 roadside advertising panels along Nanjing Road in Shanghai, China (the “Shanghai Road Project”) for the year ended December 31, 2012. On March 19, 2013, Yi Gao received a legal letter dated March 18, 2013 from the legal counsel of Shanghai Chuangtian Advertising Company Limited (“Chuangtian”), the authorizing party of the Shanghai Road Project. The letter alleged Yi Gao had not paid the right fees of RMB1,157,000 (equivalent to approximately US$184,400 at the then-prevailing exchange rate) on February 15, 2013 for the period from April 1, 2013 to June 30, 2013 pursuant to the concession right contract, such that Yi Gao breached the concession right contract and Chuangtian can exercise its rights to terminate this contract on March 18, 2013. The legal letter also demanding the payment of right fees totaling RMB52,000 (equivalent to approximately US$8,290 at the then-prevailing exchange rate) together with late payment surcharges of RMB94,900 (equivalent to approximately US$15,100 at the then-prevailing exchange rate) and electricity charges of RMB34,345 (equivalent to approximately US$5,470 at the then-prevailing exchange rate) before March 28, 2013.

On March 28, 2013, Yi Gao transferred the assets rights of the LED panels to Chuangtian.  On April 12, 2013, Yi Gao received a notice from the People's Court of Huangpu District, Shanghai that Chuangtian, as plaintiff, had initiated a contract dispute against Yi Gao seeking an aggregate of RMB216,900 (equivalent to approximately US$34,500 at the then-prevailing exchange rate) for unpaid right fees, penalty and electricity charges.

The Company had not operated the respective advertising panels pursuant to the concession right contract started on April 1, 2013. At present, the outcome of this lawsuit cannot be reasonably predicted. In light of our current liquidity position, we believe that the outcome of this litigation may have a material impact on our cash flow.

On March 27, 2013, Yi Gao received a legal letter dated March 27, 2013 from the legal counsel of Chuangtian, customer of the Shanghai Road Project, alleged to terminate the advertising contract on March 18, 2013 and demanding the refund of advertising fee for the period from April 1, 2013 to June 30, 2013 totaling RMB202,500 (equivalent to approximately US$32,300 at the then-prevailing exchange rate) before March 30, 2013. On April 12, 2013, Yi Gao received a notice from the People's Court of Huangpu District, Shanghai that Chuangtian, as plaintiff, had initiated a contract dispute against Yi Gao seeking an aggregate of RMB202,500 (equivalent to approximately US$32,300 at the then-prevailing exchange rate) for refund of advertising fee. At present, the outcome of this lawsuit cannot be reasonably predicted. In light of our current liquidity position, we believe that the outcome of this litigation may have a material impact on our cash flow.