Form 10-Q
period 2013-03-31
NETWORK CN INC
filed 2013-05-28
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 28, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	105,419,467

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NETWORK CN INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Note	As of March 31, 2013	As of December 31, 2012
ASSETS
Current Assets
Cash		$10,887	$21,008
Accounts receivable, net	5	795,533	719,041
Prepayments for advertising operating rights, net	6	315,481	581,990
Prepaid expenses and other current assets, net	7	157,814	161,391
Total Current Assets		1,279,715	1,483,430

Equipment, Net		126,892	256,121

TOTAL ASSETS		$1,406,607	$1,739,551

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	8	$3,663,778	$3,518,732
Capital lease obligation	9	10,555	10,328
Total Current Liabilities		3,674,333	3,529,060

Non-Current Liabilities
1% convertible promissory notes due 2014, net	10	2,565,402	2,201,797
Capital lease obligation, net of current portion	9	38,260	40,983
Total Non-Current Liabilities		2,603,662	2,242,780

TOTAL LIABILITIES		6,277,995	5,771,840

COMMITMENTS AND CONTINGENCIES	11

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding
Common stock, $0.001 par value, 400,000,000 shares authorized Shares issued and outstanding:105,419,467 and 103,604,467 as of March 31, 2013 and December 31, 2012 respectively		105,419	103,604
Additional paid-in capital		122,266,708	122,074,273
Deferred stock-based compensation		(9,000)	-
Accumulated deficit		(128,953,006)	(127,929,681)
Accumulated other comprehensive income		1,718,491	1,719,515
TOTAL STOCKHOLDERS’ DEFICIT	12	(4,871,388)	(4,032,289)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$1,406,607	$1,739,551

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

		Three Months Ended
	Note	March 31, 2013	March 31, 2012
REVENUES
Advertising services		$406,637	$406,775

COST OF REVENUES
Cost of advertising services		(464,677)	(278,685)

GROSS (LOSS)/PROFIT		(58,040)	128,090

OPERATING EXPENSES
Selling and marketing		(52,879)	(93,954)
General and administrative		(501,433)	(484,120)
Total Operating Expenses		(554,312)	(578,074)

LOSS FROM OPERATIONS		(612,352)	(449,984)

OTHER INCOME
Interest income		9	66
Total Other Income		9	66

INTEREST AND OTHER DEBT-RELATD EXPENSES
Amortization of deferred charges and debt discount	10	(363,605)	(157,877)
Interest expense	8, 9&10	(47,377)	(15,650)
Total Interest and Other Debt-Related Expenses		(410,982)	(173,527)

NET LOSS BEFORE INCOME TAXES		(1,023,325)	(623,445)
Income taxes		-	-
NET LOSS		$(1,023,325)	$(623,445)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation (loss) gain		(1,024)	160
Total Other Comprehensive (Loss) Income		(1,024)	160

COMPREHENSIVE LOSS		$(1,024,349)	$(623,285)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	14	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	14	104,423,647	96,504,467

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	Three Months Ended
	March 31, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,023,325)	$(623,445)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization:
Equipment	66,296	60,220
Deferred charges and debt discount	363,605	157,877
Stock-based compensation for service	185,250	6,945
Loss on disposal of equipment	62,921	14,258
Changes in operating assets and liabilities:
Accounts receivable, net	(76,492)	(57,417)
Prepayments for advertising operating rights, net	266,509	(163,878)
Prepaid expenses and other current assets, net	3,577	3,791
Accounts payable, accrued expenses and other payables	67,119	199,484
Net cash used in operating activities	(84,540)	(402,165)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(92,413)
Proceeds from sales of equipment	412	3,194
Net cash provided by (used in) investing activities	412	(89,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from directors’ loans	-	117,948
Proceeds from short-term loans	77,927	345,128
Repayment of capital lease obligation	(2,496)	-
Net cash provided by financing activities	75,431	463,076

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,424)	(632)

NET DECREASE IN CASH	(10,121)	(28,940)

CASH, BEGINNING OF YEAR	21,008	65,623

CASH, END OF YEAR	$10,887	$36,683

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest paid	$972	$-

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

The unaudited condensed consolidated financial statements for the three months ended March 31, 2013 and 2012 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair presentation of financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, previously filed with the Securities and Exchange Commission on May 10, 2013.

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

Details of the Company’s principal subsidiaries and variable interest entity as of March 31, 2013 are described in Note 4 – Subsidiaries and Variable Interest Entity.

Going Concern

The Company has experienced recurring net losses of $1.0 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively. Additionally, the Company has net cash used in operating activities of $0.08 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and December 31, 2012, the Company has a stockholders’ deficit of $4.9 million and $4.0 million, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(D) Cash and Cash Equivalents

Cash includes cash on hand, cash accounts, and interest bearing savings accounts placed with banks and financial institutions. For the purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2013 and December 31, 2012, the Company had no cash equivalents.

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

(H) Impairment of Long-Lived Assets

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

 (I) Convertible Promissory Notes

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

(J) Revenue Recognition

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

The diluted net loss per share is the same as the basic net loss per share for the three months ended March 31, 2013 and 2012, as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

(O) Operating Leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Payments made under operating leases are charged to the unaudited condensed consolidated statements of operations on a straight-line basis over the lease period.

(P) Capital Leases

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

(Q) Foreign Currency Translation

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

(R) Fair Value of Financial Instruments

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

(U) Recent Accounting Pronouncements

In December 2011, FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities The amendments in this update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of ASU No. 2011-11 did not have a material impact on our financial statements.

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

In January 2013, FASB has issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This amendment clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification™ (Codification) or subject to a master netting arrangement or similar agreement. The FASB undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users. An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11. The adoption of ASU No. 2013-01 did not have a material impact on our financial statements.

In February 2013, FASB has issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This amendment improves the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The adoption of ASU No. 2013-02 did not have a material impact on our financial statements.

(W) Reclassifications

Certain amounts reported for prior year have been reclassified to conform to the current year’s presentation.

NOTE 4.                   SUBSIDIARIES AND VARIABLE INTEREST ENTITY

Details of the Company’s principal subsidiaries and variable interest entity as of March 31, 2013 were as follows:

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
Remarks:

1) Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.

NOTE 5.               ACCOUNTS RECEIVABLE, NET

Accounts receivable, net as of March 31, 2013 and December 31, 2012 were as follows:

	As of March 31, 2013	As of December 31, 2012
Accounts receivable	$808,807	$732,261
Less: allowance for doubtful debts	(13,274)	(13,220)
Total	$795,533	$719,041
The Company recorded no allowance for doubtful debts for accounts receivables for the three months ended March 31, 2013 and 2012.

NOTE 6.                   PREPAYMENTS FOR ADVERTISING OPERATING RIGHTS, NET

Prepayments for advertising operating rights, net as of March 31, 2013 and December 31, 2012 were as follows:

	As of March 31, 2013	As of December 31, 2012
Gross carrying amount	$630,961	$2,416,066
Less: accumulated amortization	(315,480)	(1,834,076)
Total	$315,481	$581,990

Total amortization expense of prepayments for advertising operating rights of the Company for the three months ended March 31, 2013 and 2012 were $406,492 and $215,346, respectively. The amortization expense of prepayments for advertising operating rights was included as cost of advertising services in the unaudited condensed consolidated statements of operations.

As the Company recorded a continuous net loss, the Company performed an impairment review of its prepayments for advertising operating rights. The Company recorded no impairment loss for the three months ended March 31, 2013 and 2012.

NOTE 7.               PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of March 31, 2013 and December 31, 2012 were as follows:

	As of March 31, 2013	As of December 31, 2012
Payments from customers withheld by a third party	$1,531,904	$1,524,481
Prepaid expenses	105,176	108,102
Rental deposits	54,406	55,049
Other receivables	333	333
Sub-total	1,691,819	1,687,965
Less: allowance for doubtful debts	(1,534,005)	(1,526,574)
Total	$157,814	$161,391

The Company recorded no allowance for doubtful debts for prepaid expenses and other current assets for the three months ended March 31, 2013 and 2012.

NOTE 8.               ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of March 31, 2013 and December 31, 2012 were as follows:
	As of March 31, 2013	As of December 31, 2012
Accrued advertising operating rights	$734,153	$744,365
Accrued staff benefit and related fees	881,278	804,290
Accrued professional fees	136,091	102,186
Director’s loan (Note 13)	143,918	143,918
Accrued interest expenses	148,195	101,790
Other accrued expenses	416,348	385,306
Short-term loans 1)	819,684	741,757
Receipts in advance	356,274	479,920
Other payables	27,837	15,200
Total	$3,663,778	$3,518,732

1) As of March 31, 2013 and December 31, 2012, the Company recorded an aggregated amount of $819,684 and $741,757 short-term loans, respectively. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on due date. Up to the date of this annual report, those loans have not yet been repaid.

The interest expenses of the short-term loans for the three months ended March 31, 2013 and 2012 was $34,076 and $3,184 respectively.

NOTE 9                      CAPITAL LEASE OBLIGATION

As of March 31, 2013, the gross amount of the motor vehicle under capital leases was $57,692. The following is a schedule by years of future minimum lease payment under capital leases together with the present value of the net minimum lease payment as of March 31, 2013.

Fiscal years ending December 31,
2013	$10,385
2014	13,846
2015	13,846
2016	13,846
2017	4,616
Total minimum lease payments	56,539
Less: Amount representing interest	(7,724)
Present value of net minimum lease payment	48,815
Less: Current portion	(10,555)
Non-current portion	$38,260

NOTE 10.                   CONVERTIBLE PROMISSORY NOTES AND WARRANTS

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

Pursuant to a note exchange and option agreement, dated April 2, 2009 (the “Note Exchange and Option Agreement”), between the Company and Keywin, Keywin exchanged its Amended and Restated Note in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 61,407,093 shares of the Company’s common stock and an option to purchase an aggregate of 24,562,837 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000 (the “Keywin Option”). The Keywin Option was originally exercisable for a three-month period which commenced on April 2, 2009, but pursuant to several subsequent amendments, the exercise period has been extended to a fifty-seven-month period ending on January 1, 2014, subject to the Company’s right to unilaterally terminate the exercise period upon 30 days’ written notice. As of March 31, 2013, the Keywin Option has not been exercised.

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

Gain on extinguishment of debt

Pursuant to ASC Topic 470-20-40-3, the Company allocated the amount of the reacquisition price to the repurchased beneficial conversion feature using the intrinsic value of that conversion feature at the extinguishment date and the residual amount was allocated to the convertible security. Thus, the Company recognized a gain on extinguishment of debt of $1,877,594 at the date of extinguishment and included in the statements of operations for the year ended December 31, 2012.

Convertible promissory notes, net as of March 31, 2013 and December 31, 2012 were as follows:

	As of March 31, 2013	As of December 31, 2012
Gross carrying value	$5,000,000	$5,000,000
Less: Allocated intrinsic value of beneficial conversion feature	(3,598,452)	(3,598,452)
Add: Accumulated amortization of debt discount	1,163,854	800,249
	2,565,402	2,201,797
Less: Current portion	-	-
Non-current portion	$2,565,402	$2,201,797

The amortization of deferred charges and debt discount for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012
Conversion Features	$363,605	$137,158
Deferred Charges	-	20,719
Total	$363,605	$157,877

Interest Expense

The interest expenses of the 1% Convertible Promissory Notes for the three months ended March 31, 2013 and 2012 was $12,334 and $12,466, respectively.

NOTE 11.                      COMMITMENTS AND CONTINGENCIES

(A) Commitments

1. Rental Lease Commitment

The Company’s existing rental leases do not contain significant restrictive provisions. The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases as of March 31, 2013:

Nine months ending December 31, 2013	$130,356
Fiscal years ending December 31,
2013	130,356
2014	131,476
2015	-
Thereafter	-
Total	$261,832

Rental expenses for the three months ended March 31, 2013 and 2012 was $48,988 and $60,317, respectively.

2. Annual Advertising Operating Rights Fee Commitment

The Company, through its PRC operating companies, has acquired advertising rights from third parties to operate different types of advertising panels for certain periods.

The following table sets forth the estimated future annual commitment of the Company with respect to the advertising operating rights of panels that the Company held as of March 31, 2013:

Nine months ending December 31, 2013	$630,961
Fiscal years ending December 31,
2013	$630,961
2014	525,801
2015	-
Thereafter	-
Total	$1,156,762

3. Capital commitments

As of March 31, 2013, the Company had commitments for capital expenditures in connection with construction of roadside advertising panels and mega-size advertising panels as well as the leasehold improvement of approximately $29,000.

(B) Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. Set forth below is a description of certain loss contingencies as of March 31, 2013 and management’s opinion as to the likelihood of loss in respect of loss contingency.

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

NOTE 12.                  STOCKHOLDERS’ DEFICIT

(A)  Stock, Options and Warrants Issued for Services

1. In August 2006, the Company issued a warrant to purchase up to 20,000 shares of restricted common stock to a consultant at an exercise price $3.50 per share. One-fourth of the shares underlying the warrant became exercisable every 45 days beginning from the date of issuance. The warrant remains exercisable until August 25, 2016. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following assumptions and estimates: expected dividend 0%, volatility 192%, a risk-free rate of 4.5% and an expected life of one (1) year. The value of the warrant recognized for the three months ended March 31, 2012 and 2011 were $nil. As of March 31, 2013, none of the warrant was exercised.

2. In July 2011, the Board of Director granted an aggregate of 360,000 shares of common stock to the independent directors of the Company for their services rendered during the year from July 1, 2011 to June 30, 2012. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Ronald Lee, 120,000 shares; Gerald Godfrey, 120,000 shares; Serge Choukroun, 120,000 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil and $6,945 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended March 31, 2013 and 2012, respectively.

3. In July 2012, the Board of Director granted an aggregate of 360,000 shares of common stock to the independent directors of the Company for their services rendered during the year from July 1, 2012 to June 30, 2013. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Ronald Lee, 120,000 shares; Gerald Godfrey, 120,000 shares; and Charles Liu, 120,000 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $12,950 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended March 31, 2013. Ronald Lee resigned from his position as a director of the Company effective on February 1, 2013 and the Company reversed $12,950 of the non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended March 31, 2013.

4. In September 2012, the Company entered into a financial public relations agreement with a consultant. Pursuant to the agreement, the consultant was granted 700,000 shares of common stock for the service rendered. During 2013, the Company issued 100,000 shares of par value of $0.001 to the consultant. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $12,000 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended March 31, 2013.  In February 2013, the Company entered into a supplemental agreement to financial public relations agreement with the consultant. Pursuant to the agreement, the consultant was granted 2,500,000 shares of common stock for the service rendered. The Company issued 1,500,000 shares of par value of $0.001 to the consultant. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $150,000 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended March 31, 2013.

5. In March 2013, the Company agreed to issue an aggregate of 135,000 shares of common stock to the independent director, Charles Liu as director’s fee from November 16, 2011 to December 31, 2012.

2. In March 2013, the Company agreed to issue an aggregate of 80,000 shares of common stock to the legal counsel, for their services rendered during the period from January 1, 2013 to December 31, 2013. Such shares with par value of $0.001 each were issued to the legal counsel on March 27, 2013. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $12,000 of deferred stock compensation amortized over requisite service period. The amortization of deferred stock compensation of $3,000 were recorded as non-cash stock-based compensation and included in general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2013.

NOTE 13.                  RELATED PARTY TRANSACTIONS

Except as set forth below, during the three months ended March 31, 2013 and 2012, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

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

During the three months ended March 31, 2012, the Company received additional loans of $117,948 from its director. As of March 31, 2013 and December 31, 2012, the Company recorded an amount of $143,918 payable to directors. Such payable was included in accounts payable, accrued expenses and other payables on the unaudited condensed consolidated balance sheets. The amount is unsecured, bears no interest and is repayable on demand.

NOTE 14.                  NET LOSS PER COMMON SHARE

Net loss per common share information for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012
Numerator:
Net loss attributable to NCN common stockholders	$(1,023,325)	$(623,445)
Denominator:
Weighted average number of shares outstanding, basic	104,423,647	96,504,467
Effect of dilutive securities	-	-
Options and warrants	-	-
Weighted average number of shares outstanding, diluted	104,423,647	96,504,467

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

The diluted net loss per common share is the same as the basic net loss per common share for the three months ended March 31, 2013 and 2012 as all potential common shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. The securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because of anti-dilutive effect as of March 31, 2013 and 2012 were summarized as follows:
	Three Months Ended
	March 31, 2013	March 31, 2012
Potential common equivalent shares:
Stock warrants for services*		-
Conversion feature associated with convertible promissory notes to common stock	53,740,327	42,992,261
Common stock to be granted to consultants for services (including non-vested shares)	-	-
Common stock to be granted to consultants for services (including non-vested shares)	20,000	20,000
Stock options granted to Keywin	11,672,212	12,853,888
Total	65,432,539	55,866,149

Remarks: * As of March 31, 2013, the number of potential common equivalent shares associated with warrants issued for services was nil, which was related to a warrant to purchase 20,000 shares of common stock issued by the Company to a consultant in 2006 for service rendered at an exercise price of $3.50, which will expire in August 2016.

NOTE 15.           BUSINESS SEGMENTS

The Company operates in one single business segment: Media Network, providing out-of home advertising services.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe”, “expect”, “anticipate”, “project”, “targets”, “optimistic”, “intend”, “aim”, “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to our potential inability to raise additional capital; changes in domestic and foreign laws, regulations and taxes; uncertainties related to China’s legal system and economic, political and social events in China; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks”; changes in economic conditions, including a general economic downturn or a downturn in the securities markets; and any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for fiscal year ended December 31, 2012 and subsequent SEC filings. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

Use of Terms

Except as otherwise indicated by the context, references in this report to:

•	“BVI” are references to the British Virgin Islands;

•
“China” and “PRC” are to the People’s Republic of China; the “Company”, “NCN”, “we”, “us”, or “our”, are references to Network CN Inc., a Delaware corporation and its direct and indirect subsidiaries: NCN Group Limited, or NCN Group, a BVI limited company; NCN Media Services Limited, a BVI limited company; NCN Group Management Limited, or NCN Group Management, a Hong Kong limited company; Crown Winner International Limited, or Crown Winner, a Hong Kong Limited company; Crown Eagle Investments Limited, a Hong Kong limited company; Cityhorizon Limited, or Cityhorizon Hong Kong, a Hong Kong limited company, and its subsidiary, Huizhong Lianhe Media Technology Co., Ltd., or Lianhe, a PRC limited company; Linkrich Enterprise Advertising and Investment Limited, or Linkrich Enterprise, a Hong Kong limited company, and its subsidiary, Yi Gao Shanghai Advertising Limited, or Yi Gao, a PRC limited company; NCN Huamin Management Consultancy (Beijing) Company Limited, or NCN Huamin, a PRC limited company; and the Company’s variable interest entity, Beijing Huizhong Bona Media Advertising Co., Ltd., or Bona, a PRC limited company;

•	“ Quo Advertising ” are references to Shanghai Quo Advertising Co. Ltd, a PRC limited company;

•	“RMB” are to the Renminbi, the legal currency of China;

•	the “Securities Act” are to the Securities Act of 1933, as amended; and the “Exchange Act” are to the Securities Exchange Act of 1934, as amended; and

•	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States.

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

Total advertising revenues were $406,637 and $406,775 for the three months ended March 31, 2013 and 2012, respectively and we have.net loss of $1,023,325 and $623,445 for the three months ended March 31, 2013 and 2012, respectively. Our results of operations were negatively affected by a variety of factors, which led to less than expected revenues and cash inflows during the fiscal year 2013, including the following:

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

For more information relating to our business, please refer to Part I, “Item 1 - Business” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Recent Development

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

Comparison of Three Months Ended March 31, 2013 and March 31, 2012

Revenues – Our revenues consist primarily of income from out-of-home advertising panels. We recognize revenue in the period when advertisements are displayed. Revenues from advertising services for the three months ended March 31, 2013 were $406,637, as compared to $406,775 for the corresponding prior year period with no significant fluctuation. There is approximately $148,431 revenue generated from a new media advertising project in Zuhai during the three months ended March 31, 2013. This increase was offset by decrease in revenues generated from two other media advertising project in Shanghai.

Cost of Revenues – Cost of revenues primarily consists of fees to obtain rights to operate advertising panels, advertising agency service fees, media display equipment depreciation expenses and other miscellaneous expenses. Cost of revenues for the three months ended March 31, 2013 was $464,677, an increase of 67% as compared to $278,685 for the three months ended March 31, 2012. The increase was mainly attributable to increase in the amortization of advertising operating rights fee to the new media advertising project in Zuhai during the three months ended March 31, 2013.

Gross (Loss)/Profit – Our gross loss for the three months ended March 31, 2013 was $58,040, as compared to gross profits of $128,090 for the corresponding prior year period. The increase in gross loss was primarily driven by the increase in cost of revenues during the three months ended March 31, 2013.

Selling and Marketing Expenses – Selling and marketing expenses primarily consist of advertising and other marketing related expenses, compensation and related expenses for personnel engaged in sales and sales support functions. Selling and marketing expenses for the three months ended March 31, 2013 decreased by 44% to $52,879, as compared to $93,954 for the corresponding prior period.  The decrease was mainly due to (1) a restructuring of our sales team so as to enhance our operational effectiveness and efficiency and (2) our continuous cost cutting measures.

General and Administrative Expenses – General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, stock-based compensation expense for stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718, employee bonuses and other staff welfare and benefits, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses). General and administrative expenses for the three months ended March 31, 2013 increased by 4% to $501,433, as compared to $484,120 for the corresponding prior year period. The increase in general and administrative expenses was mainly due to (1) an increase in consultancy fee amounting to $169,610, and (2) an increase in loss of disposal of fixed assets during 2013 period. The increase was offset by decrease of all other expenses included in general and administrative expenses.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the three months ended March 31, 2013 increased to $410,982, or by 137%, as compared to $173,527 for the corresponding prior year period.  The increase was mainly due to the 1) increase in amortization of deferred charges and debt discount, such increase was as a result of extension of convertible promissory notes in April 2012, and 2) increase in short-term loan interest.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended March 31, 2013 and 2012, because, the Company and all of its subsidiaries and variable interest entity operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $1,023,325 for the three months ended March 31, 2013, an increase of 64%, as compared to a net loss of $623,445 for the corresponding prior year period. The increase in net loss was driven by several factors, including the increase in cost of revenues, general and administrative expenses and interest expense and other debt-related expenses and offset by decrease in selling and marketing expenses as more particularly described above.

Liquidity and Capital Resources

As of March 31, 2013, we had cash of $10,887, as compared to $21,008 as of December 31, 2012, a decrease of $10,121. The decrease was mainly attributable to the cash used in operating activities as a result of less prepayments for advertising operating rights made, delay of collection of accounts receivable and decreased receipts in advance from customers during the current quarter offset by the cash provided by short-term loans.

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31, 2013	March 31, 2012
Net cash used in operating activities	$(84,540)	$(402,165)
Net cash provided by (used in) investing activities	412	(89,219)
Net cash provided by financing activities	75,431	463,076
Effect of exchange rate changes on cash	(1,424)	(632)
Net decrease in cash	(10,121)	(28,940)
Cash, beginning of period	21,008	65,623
Cash, end of period	$10,887	$36,683

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2013 was $84,540, as compared to net cash used in operating activities amounting to $402,165 for the corresponding prior year period. This was mainly attributable to decrease in fees for advertising operating rights prepaid to suppliers and increased receipts in advance from customers during the three months ended March 31, 2013.

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

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2013 was $412, as compared to Net cash used in investing activities $89,219 for the corresponding prior year period. The increase was mainly attributable to leasehold improvements paid for the relocation of our Hong Kong and Shanghai offices during the three months ended March 31, 2012.

Financing Activities

Net cash provided by financing activities was $75,431 for the three months ended March 31, 2013, as compared to $463,076 for the corresponding prior year period. The decrease was mainly due to no receipt of directors’ loan and less other short-term loans for financing our operations during the three months ended March 31, 2013.

Short-term Loan

As of March 31, 2013, the Company recorded an aggregated amount of $819,684 short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on due date. Up to the date of this annual report, those loans have not yet been repaid.

Advertising Operating Rights Fees

Advertising operating rights fees are the major cost of our advertising revenue. To maintain the advertising operating rights, we are required to pay advertising operating rights fees in accordance with payment terms set forth in contracts we entered into with various parties. These parties generally require us to prepay advertising operating rights fees for a period of time. The details of our advertising operating rights fees as of March 31, 2013 and 2012 were as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012
Payment for prepayments for advertising operating rights	$143,529	$380,516

Amortization of prepayments for advertising operating rights	$406,492	$215,346

	As of March 31, 2013	As of December 31, 2012
Prepayments for advertising operating rights, net	$315,481	$581,990

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

Capital Expenditures

During the three months ended March 31, 2013 and 2012, we acquired equipment of $nil and $92,413 which were primarily financed by directors’ loans and short term loans, and the cash flows generated from our operations.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of March 31, 2013:

	Payments due by period
	Total	Due in 2013	Due in 2014- 2015	Due in 2016- 2017	Thereafter
Debt Obligations (a)	$5,000,000	$-	$5,000,000	$-	$-
Operating Lease Obligations (b)	261,832	130,356	131,476	-	-
Advertising Operating Rights Fee Obligations (c)	1,156,762	630,961	525,801	-	-
Purchase Obligations (d)	$29,000	$29,000	$-	$-	$-

(a) Debt Obligations. We issued an aggregate of $5,000,000 in 1% Convertible Promissory Notes in April 2009 to our investors. Such 1% Convertible Promissory Notes mature on April 1, 2014. For details, please refer to the Note 10 of the unaudited condensed consolidated financial statements.

(b) Operating Lease Obligations. We have entered into various non-cancelable operating lease agreements for our offices and staff quarter. Such operating leases do not contain significant restrictive provisions.

(c) Advertising Operating Rights Fee Obligations. The Company, through its PRC operating company, has acquired rights from third parties to operate 276 square meter advertising area located on the first floor of the Union Building at the entrance of Zhuhai sub-zone of Zhuhai-Macau Cross Border Industrial Zone, whose lease terms expire in 2015.

(d) Purchase Obligations. We are obligated to make payments under non-cancellable contractual arrangements with our vendors, principally for constructing our advertising panels and leasehold improvement.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Recent Accounting Pronouncements

In December 2011, FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities The amendments in this update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of ASU No. 2011-11 did not have a material impact on our financial statements.

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

In January 2013, FASB has issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This amendment clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification™ (Codification) or subject to a master netting arrangement or similar agreement. The FASB undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users. An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11. The adoption of ASU No. 2013-01 did not have a material impact on our financial statements.

In February 2013, FASB has issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This amendment improves the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The adoption of ASU No. 2013-02 did not have a material impact on our financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that as of March 31, 2013, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

We have not sold any equity securities during the quarter ended March 31, 2013 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

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

101 *
Financial statements and footnotes of Network CN Inc. for the fiscal quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T (furnished herewith)

* Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 28, 2013	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Shirley Cheng
Shirley Cheng, Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)