Form 10-Q
period 2013-06-30
NETWORK CN INC
filed 2013-08-14
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of Aug 14, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	105,419,467

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NETWORK CN INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Note	As of June 30, 2013	As of December 31, 2012
ASSETS
Current Assets
Cash		$89,689	$21,008
Accounts receivable, net	5	574,109	719,041
Prepayments for advertising operating rights, net	6	159,919	581,990
Prepaid expenses and other current assets, net	7	159,364	161,391
Total Current Assets		983,081	1,483,430

Equipment, Net		112,719	256,121

TOTAL ASSETS		$1,095,800	$1,739,551

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	8	$3,672,233	$3,518,732
Capital lease obligation	9	10,782	10,328
1% convertible promissory notes due 2014, net	10	2,988,460	-
Total Current Liabilities		6,671,475	3,529,060

Non-Current Liabilities
1% convertible promissory notes due 2014, net	10	-	2,201,797
Capital lease obligation, net of current portion	9	35,479	40,983
Total Non-Current Liabilities		35,479	2,242,780

TOTAL LIABILITIES		6,706,954	5,771,840

COMMITMENTS AND CONTINGENCIES	11

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 400,000,000 shares authorized Shares issued and outstanding:105,419,467 and 103,604,467 as of June 30, 2013 and December 31, 2012 respectively		105,419	103,604
Additional paid-in capital		122,277,808	122,074,273
Deferred stock-based compensation		(6,000)	-
Accumulated deficit		(129,702,300)	(127,929,681)
Accumulated other comprehensive income		1,713,919	1,719,515
TOTAL STOCKHOLDERS’ DEFICIT	12	(5,611,154)	(4,032,289)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$1,095,800	$1,739,551

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

		Three Months Ended		Six Months Ended
	Note	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
REVENUES
Advertising services		$150,318	$536,208	$556,955	$942,983

COST OF REVENUES
Cost of advertising services		(152,375)	(352,637)	(617,052)	(631,322)

GROSS (LOSS) PROFIT		(2,057)	183,571	(60,097)	311,661

OPERATING EXPENSES
Selling and marketing		(3,600)	(91,352)	(56,479)	(185,306)
General and administrative		(284,366)	(495,701)	(785,799)	(979,821)
Total Operating Expenses		(287,966)	(587,053)	(842,278)	(1,165,127)

LOSS FROM OPERATIONS		(290,023)	(403,482)	(902,375)	(853,466)

OTHER INCOME, NET
Interest income		4	36	13	102
Gain on extinguishment of debt	10	-	1,877,594	-	1,877,594
Other income, net		19,305	4,467	19,305	4,467
Total Other Income, Net		19,309	1,882,097	19,318	1,882,163

INTEREST AND OTHER DEBT- RELATED EXPENSES
Amortization of deferred charges and debt discount	10	(423,058)	(287,482)	(786,663)	(445,359)
Interest expense	8, 9&10	(55,522)	(32,741)	(102,899)	(48,391)
Total Interest and Other Debt– Related Expenses		(478,580)	(320,223)	(889,562)	(493,750)

NET (LOSS) INCOME BEFORE INCOME TAXES		(749,294)	1,158,392	(1,772,619)	534,947
Income taxes		-	-	-	-
NET (LOSS) INCOME		$(749,294)	$1,158,392	$(1,772,619)	$534,947

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss		(4,572)	(4,557)	(5,596)	(4,397)
Total other comprehensive loss		(4,572)	(4,557)	(5,596)	(4,397)

COMPREHENSIVE (LOSS) INCOME		$(753,866)	$1,153,835	$(1,778,215)	$530,550

NET (LOSS) INCOME PER COMMON SHARE – BASIC AND DILUTED	14	$(0.007)	$0.012	$(0.017)	$0.006

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	14	105,419,467	96,777,707	104,742,809	96,641,087

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

	Six Months Ended
	June 30, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,772,619)	$534,947
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization:
Equipment	80,955	126,631
Deferred charges and debt discount	786,663	445,359
Gain on extinguishment of debt	-	(1,877,594)
Stock-based compensation for service	199,350	113,890
Loss on disposal of equipment	62,921	14,258
Changes in operating assets and liabilities:
Accounts receivable, net	144,932	1,087
Prepayments for advertising operating rights, net	416,889	(65,815)
Prepaid expenses and other current assets, net	2,027	29,434
Accounts payable, accrued expenses and other payables	(111,181)	251,105
Net cash used in operating activities	(190,063)	(426,698)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(168,614)
Proceeds from sales of equipment	412	3,194
Net cash provided by (used in) investing activities	412	(165,420)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from directors’ loans	-	128,205
Proceeds from short-term loans	277,732	819,487
Proceeds from capital lease financing	-	57,692
Repayment of directors’ loans	(13,050)	(42,831)
Repayment of short-term loans	-	(345,128)
Repayment of capital lease obligation	(5,050)	(1,557)
Net cash provided by financing activities	259,632	615,868

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,300)	(1,332)

NET INCREASE IN CASH	68,681	22,418

CASH, BEGINNING OF PERIOD	21,008	65,623

CASH, END OF PERIOD	$89,689	$88,041

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest paid	$2,014	$6,030

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

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair presentation of financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Details of the Company’s principal subsidiaries and variable interest entity as of June 30, 2013 are described in Note 4 Subsidiaries and Variable Interest Entity.

Going Concern

The Company has experienced recurring net losses of $1,772,619 and net income of $534,947 for the six months ended June 30, 2013 and 2012, respectively. Additionally, the Company has net cash used in operating activities of $190,063 and $426,698 for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and December 31, 2012, the Company has a stockholders’ deficit of $5,611,154 and $4,032,289, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(D) Cash and Cash Equivalents

Cash includes cash on hand, cash accounts, and interest bearing savings accounts placed with banks and financial institutions. For the purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2013 and December 31, 2012, the Company had no cash equivalents.

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

 (G) Equipment, Net

Equipment is stated at cost less accumulated depreciation and impairment losses, if any. Depreciation is provided on a straight-line basis over the assets’ estimated useful lives. The estimated useful lives are as follows:

Media display equipment	5 - 7 years
Office equipment	3 - 5 years
Furniture and fixtures	3 - 5 years
Motor vehicles	5 years
Leasehold improvements	Over the shorter of lease terms or useful life of the assets

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

The diluted net (loss)/income per share is the same as the basic net (loss)/income per share for the three and six months ended June 30, 2013 and 2012, as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

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

The Company engaged in the provision of out-of-home advertising in China. As of June 30, 2013 and December 31, 2012, one customer accounted for approximately 95% and 86% of its accounts receivable balances. Due to the longstanding nature of its relationships with these customers and contractual obligations, the Company is confident that it will recover these amounts. The Company establishes an allowance for doubtful debts accounts upon its assessment of various factors. The Company considers historical experience, the age of the receivable balances, the credit quality of its customers, current economic conditions, and other factors that may affect customers’ ability to pay to determine the level of allowance required.

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

In March 2013, FASB has issued ASU No. 2013-05, Foreign Currency Matters (Topic 830). ASU No. 2013-05 is intended to clarify the parent’s accounting for the cumulative translation adjustment upon the sale or transfer of a group of assets within a consolidated foreign entity. When a parent ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the parent is required to release any related cumulative translation adjustment into Net income. ASU No. 2013-05 further clarifies the cumulative translation adjustment should be released into Net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU No. 2013-05 also clarifies application of this guidance to step acquisitions. ASU No. 2013-05 is effective prospectively for fiscal years beginning after December 15, 2013, with early adoption permitted. Management is currently evaluating the potential impact of ASU No. 2013-05 on our financial statements.

(V) Reclassifications

Certain amounts reported for prior year have been reclassified to conform to the current year’s presentation.

NOTE 4.	SUBSIDIARIES AND VARIABLE INTEREST ENTITY

Details of the Company’s principal subsidiaries and variable interest entity as of June 30, 2013 were as follows:

Name	Place of Incorporation	Ownership/Control interest attributable to the Company	Principal activities
NCN Group Limited	British Virgin Islands (“BVI”)	100%	Investment holding
NCN Media Services Limited	BVI	100%	Investment holding
Linkrich Enterprise Advertising and Investment Limited	Hong Kong	100%	Investment holding
Cityhorizon Limited	Hong Kong	100%	Investment holding
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
Crown Eagle Investments Limited	Hong Kong	100%	Dormant
Crown Winner International Limited	Hong Kong	100%	Dormant
NCN Huamin Management Consultancy (Beijing) Company Limited	PRC	100%	Dormant
Huizhong Lianhe Media Technology Co., Ltd.	PRC	100%	Provision of high-tech services
Beijing Huizhong Bona Media Advertising Co., Ltd.	PRC	100%(1)	Provision of advertising services
Yi Gao Shanghai Advertising Limited (“Yi Gao”)	PRC	100%	Provision of advertising services
Remarks:

1) Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.

NOTE 5.	ACCOUNTS RECEIVABLE, NET

Accounts receivable, net as of June 30, 2013 and December 31, 2012 were as follows:

	As of June 30, 2013	As of December 31, 2012
Accounts receivable	$587,567	$732,261
Less: allowance for doubtful debts	(13,458)	(13,220)
Total	$574,109	$719,041

The Company recorded no allowance for doubtful debts for accounts receivables for the three and six months ended June 30, 2013 and 2012.

NOTE 6.	PREPAYMENTS FOR ADVERTISING OPERATING RIGHTS, NET

Prepayments for advertising operating rights, net as of June 30, 2013 and December 31, 2012 were as follows:

	As of June 30, 2013	As of December 31, 2012
Gross carrying amount	$639,675	$2,416,066
Less: accumulated amortization	(479,756)	(1,834,076)
Total	$159,919	$581,990

Total amortization expense of prepayments for advertising operating rights of the Company for the three months ended June 30, 2013 and 2012 were $159,337 and $281,168, respectively, while for the six months ended June 30, 2013 and 2012 were $565,829 and $496,513, respectively. The amortization expense of prepayments for advertising operating rights was included as cost of advertising services in the unaudited condensed consolidated statements of operations.

As the Company recorded a continuous net loss, the Company performed an impairment review of its prepayments for advertising operating rights. The Company recorded no impairment loss for the three and six months ended June 30, 2013 and 2012.

NOTE 7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of June 30, 2013 and December 31, 2012 were as follows:

	As of June 30, 2013	As of December 31, 2012
Payments from customers withheld by a third party	$1,553,059	$1,524,481
Prepaid expenses	108,222	108,102
Rental deposits	53,272	55,049
Other receivables	-	333
Sub-total	1,714,553	1,687,965
Less: allowance for doubtful debts	(1,555,189)	(1,526,574)
Total	$159,364	$161,391

The Company recorded no allowance for doubtful debts for prepaid expenses and other current assets for the three and six months ended June 30, 2013 and 2012.

NOTE 8.                      ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of June 30, 2013 and December 31, 2012 were as follows:
	As of June 30, 2013	As of December 31, 2012
Accrued advertising operating rights	$672,186	$744,365
Accrued staff benefit and related fees	924,757	804,290
Accrued professional fees	116,197	102,186
Director’s loan (Note 13)	130,868	143,918
Accrued interest expenses	202,672	101,790
Other accrued expenses	389,174	385,306
Short-term loans (1)	1,019,489	741,757
Receipts in advance	201,275	479,920
Other payables	15,615	15,200
Total	$3,672,233	$3,518,732

1) As of June 30, 2013 and December 31, 2012, the Company recorded an aggregated amount of $1,019,489 and $741,757 short-term loans, respectively. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on due date. Up to the date of this annual report, those loans have not yet been repaid.

The interest expenses of the short-term loans for the three months ended June 30, 2013 and 2012 was $42,010 and $19,662 respectively, while for the six months ended June 30, 2013 and 2012 amounted to $76,086 and $22,846, respectively.

NOTE 9	CAPITAL LEASE OBLIGATION

As of June 30, 2013, the gross amount of the motor vehicle under capital leases was $57,692. The following is a schedule by years of future minimum lease payment under capital leases together with the present value of the net minimum lease payment as of June 30, 2013.

Fiscal years ending December 31,
2013	$6,923
2014	13,846
2015	13,846
2016	13,846
2017	4,616
Total minimum lease payments	53,077
Less: Amount representing interest	(6,816)
Present value of net minimum lease payment	46,261
Less: Current portion	(10,782)
Non-current portion	$35,479

NOTE 10.	CONVERTIBLE PROMISSORY NOTES AND WARRANTS

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

On April 2, 2009, the Company entered into a new financing arrangement with the previous holders of the Amended and Restated Notes (the “Note Holders”), and Keywin.

Pursuant to a note exchange and option agreement, dated April 2, 2009 (the “Note Exchange and Option Agreement”), between the Company and Keywin, Keywin exchanged its Amended and Restated Note in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 61,407,093 shares of the Company’s common stock and an option to purchase an aggregate of 24,562,837 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000 (the “Keywin Option”). The Keywin Option was originally exercisable for a three-month period which commenced on April 2, 2009, but pursuant to several subsequent amendments, the exercise period has been extended to a fifty-seven-month period ending on January 1, 2014, subject to the Company’s right to unilaterally terminate the exercise period upon 30 days’ written notice. As of June 30, 2013, the Keywin Option has not been exercised.

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

Gain on extinguishment of debt

Pursuant to ASC Topic 470-20-40-3, the Company allocated the amount of the reacquisition price to the repurchased beneficial conversion feature using the intrinsic value of that conversion feature at the extinguishment date and the residual amount was allocated to the convertible security. Thus, the Company recognized a gain on extinguishment of debt of $1,877,594 at the date of extinguishment and included in the condensed consolidated statements of operations for the three and six months ended June 30, 2012.

Convertible promissory notes, net as of June 30, 2013 and December 31, 2012 were as follows:

	As of June 30, 2013	As of December 31, 2012
Gross carrying value	$5,000,000	$5,000,000
Less: Allocated intrinsic value of beneficial conversion feature	(3,598,452)	(3,598,452)
Add: Accumulated amortization of debt discount	1,586,912	800,249
	2,988,460	2,201,797
Less: Current portion	(2,988,460)	-
Non-current portion	$-	$2,201,797

The amortization of deferred charges and debt discount for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Conversion Features	$423,058	$276,509	$786,663	$413,667
Deferred Charges	-	10,973	-	31,692
Total	$423,058	$287,482	$786,663	$445,359

Interest Expense

The interest expenses of the 1% Convertible Promissory Notes for the three months ended June 30, 2013 and 2012 were $12,466 and $12,328, respectively, while for the six months ended June 30, 2013 and 2012 amounted to $24,800 and $24,794, respectively.

NOTE 11.	COMMITMENTS AND CONTINGENCIES

(A) Commitments

1. Rental Lease Commitment

The Company’s existing rental leases do not contain significant restrictive provisions. The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases as of June 30, 2013:

Six months ending December 31, 2013	$81,552
Fiscal years ending December 31,
2013	81,552
2014	131,476
Thereafter	-
Total	$213,028

Rental expenses for the three months ended June 30, 2013 and 2012 was $47,723 and $48,980, respectively, while for the six months ended June 30, 2013 and 2012 amounted to $96,716 and $109,297, respectively.

2. Annual Advertising Operating Rights Fee Commitment

The Company, through its PRC operating companies, has acquired advertising rights from third parties to operate different types of advertising panels for certain periods.

The following table sets forth the estimated future annual commitment of the Company with respect to the advertising operating rights of panels that the Company held as of June 30, 2013:

Six months ending December 31, 2013	$630,961
Fiscal years ending December 31,
2013	$630,961
2014	525,801
Thereafter	-
Total	$1,156,762

3. Capital commitments

As of June 30, 2013, the Company had commitments for capital expenditures in connection with construction of roadside advertising panels and mega-size advertising panels as well as the leasehold improvement of approximately $29,000.

(B) Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. Set forth below is a description of certain loss contingencies as of June 30, 2013 and management’s opinion as to the likelihood of loss in respect of loss contingency.

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

On July 5, 2013, Yi Gao received a notice from the People's Court of Huangpu District, Shanghai that Shanghai Shenpu advertising Co. Ltd, as plaintiff, had initiated a contract dispute against Yi Gao seeking an aggregate of RMB1,807,215 (equivalent to approximately US$291,000 at the then-prevailing exchange rate) for unpaid rights fee, penalty and production cost. At present, the outcome of this lawsuit cannot be reasonably predicted. In light of our current liquidity position, we believe that the outcome of this litigation may have a material impact on our cash flow.

NOTE 12.	STOCKHOLDERS’ DEFICIT

(A)  Stock, Options and Warrants Issued for Services

1. In August 2006, the Company issued a warrant to purchase up to 20,000 shares of restricted common stock to a consultant at an exercise price $3.50 per share. One-fourth of the shares underlying the warrant became exercisable every 45 days beginning from the date of issuance. The warrant remains exercisable until August 25, 2016. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following assumptions and estimates: expected dividend 0%, volatility 192%, a risk-free rate of 4.5% and an expected life of one (1) year. The value of the warrant recognized for the three and six months ended June 30, 2013 and 2012 were $nil. As of June 30, 2013, none of the warrant was exercised.

2. In July 2011, the Board of Director granted an aggregate of 360,000 shares of common stock to the independent directors of the Company for their services rendered during the year from July 1, 2011 to June 30, 2012. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Ronald Lee, 120,000 shares; Gerald Godfrey, 120,000 shares; Serge Choukroun, 120,000 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil and $6,954 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended June 30, 2013 and 2012, respectively, while during the six months ended June 30, 2013 and 2012 such amounts were $nil and $13,890, respectively.

3. In April 2012, the Company entered into a service agreement with a financial advisory company. Pursuant to the agreement, the financial advisory company was granted 540,541 shares for services rendered. Such shares with par value of $0.001 were issued to the financial advisory company in May 2012. In connection with these stock grants, the Company recognized $nil and $100,000 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012, respectively. In August 2012, the Company entered into a mutual termination agreement with the financial advisory company to terminate the service agreement and the Company cancelled the shares issued in connection with these stock grants and cancellations.

4. In July 2012, the Board of Director granted an aggregate of 360,000 shares of common stock to the independent directors of the Company for their services rendered during the year from July 1, 2012 to June 30, 2013. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Ronald Lee, 120,000 shares; Gerald Godfrey, 120,000 shares; and Charles Liu, 120,000 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $11,100 and $nil of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended June 30, 2013 and 2012, respectively, while during the six months ended June 30, 2013 and 2012 such amounts were $24,050 and $nil, respectively. Ronald Lee resigned from his position as a director of the Company effective on February 1, 2013 and the Company reversed $12,950 of the non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the six months ended June 30, 2013.

5. In September 2012, the Company entered into a financial public relations agreement with a consultant. Pursuant to the agreement, the consultant was granted 700,000 shares of common stock for the service rendered. During 2013, the Company issued 100,000 shares of par value of $0.001 to the consultant. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended June 30, 2013, while during the six months ended June 30, 2013 such amounts were $12,000. In February 2013, the Company entered into a supplementary agreement to financial public relations agreement with the consultant. Pursuant to the agreement, the consultant was granted 2,500,000 shares of common stock for the service rendered. The Company issued 1,500,000 shares of par value of $0.001 to the consultant. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended June 30, 2013, while during the six months ended June 30, 2013 such amounts were $150,000.

6. In March 2013, the Company agreed to issue an aggregate of 135,000 shares of common stock to the independent director, Charles Liu as director’s fee from November 16, 2011 to December 31, 2012.

7. In March 2013, the Company agreed to issue an aggregate of 80,000 shares of common stock to the legal counsel, for their services rendered during the period from January 1, 2013 to December 31, 2013. Such shares with par value of $0.001 each were issued to the legal counsel on March 27, 2013. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $12,000 of deferred stock compensation amortized over requisite service period. The amortization of deferred stock compensation of $3,000 were recorded as non-cash stock-based compensation and included in general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2013, while during the six months ended June 30, 2013 and 2012 such amounts were $6,000 and $nil, respectively.

NOTE 13.	RELATED PARTY TRANSACTIONS

Except as set forth below, during the six months ended June 30, 2013 and 2012, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

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

During the six months ended June 30, 2013 and 2012, the Company received loans of $nil and $128,205 from its director and repaid loans of $13,050 and $42,831 to its director, respectively. As of June 30, 2013 and December 31, 2012, the Company recorded an amount of $130,868 and $143,918 payable to director. Such payable was included in accounts payable, accrued expenses and other payables on the unaudited condensed consolidated balance sheets. The amount is unsecured, bears no interest and is repayable on demand.

During the six months ended June 30, 2012, the Company purchased a motor vehicle from its director for HK$450,000 (equivalent to $57,692).

NOTE 14.	NET (LOSS) INCOME PER COMMON SHARE

Net (loss) income per common share information for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Numerator:
Net (loss) income attributable to NCN common stockholders	$(749,294)	$1,158,392	$(1,772,619)	$534,947
Denominator :
Weighted average number of shares outstanding, basic	105,419,467	96,777,707	104,742,809	96,641,087
Effect of dilutive securities	-	-	-	-
Options and warrants	-	-	-	-
Weighted average number of shares outstanding, diluted	105,419,467	96,777,707	104,742,809	96,641,087

Net (loss) income per common share – basic and diluted	$(0.007)	$0.012	$(0.017)	$0.006

The diluted net (loss) income per common share is the same as the basic net (loss) income per common share for the three and six months ended June 30, 2013 and 2012 as all potential common shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net (loss) income per common share. The securities that could potentially dilute basic net (loss) income per common share in the future that were not included in the computation of diluted net (loss) income per common share because of anti-dilutive effect as of June 30, 2013 and 2012 were summarized as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Potential common equivalent shares:
Stock warrants for services*	-	-	-	-
Conversion feature associated with convertible promissory notes to common stock	53,740,327	53,740,327	53,740,327	53,740,327
Common stock to be granted to consultants for services (including non- vested shares)*	20,000	20,000	20,000	20,000
Stock options granted to Keywin	8,355,382	12,606,315	10,425,116	12,769,950
Total	62,115,709	66,366,642	64,185,443	66,530,277

Remarks: * As of June 30, 2013, the number of potential common equivalent shares associated with warrants issued for services was nil, which was related to a warrant to purchase 20,000 shares of common stock issued by the Company to a consultant in 2006 for service rendered at an exercise price of $3.50, which will expire in August 2016.

NOTE 15.	BUSINESS SEGMENTS

The Company operates in one single business segment: Media Network, providing out-of-home advertising services.

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

Overview of Our Business

Our mission is to become a nationwide leader in providing out-of-home advertising in China, primarily serving the needs of branded corporate customers. We seek to acquire rights to install and operate roadside advertising panels and mega-size advertising panels in the major cities in China. In most cases, we are responsible for installing advertising panels, although in some cases, advertising panels might have already been installed, and we will be responsible for operating and maintaining the panels. Once the advertising panels are put into operation, we sell advertising airtime to our customers directly. Since late 2006, we have been operating an advertising network of roadside LED digital video panels, mega-size LED digital video billboards and light boxes in major Chinese cities. Light Emitting Diode, or LED, technology has evolved to become a new and popular form of advertising in China, capable of delivering crisp, super-bright images both indoors and outdoors. In 2013, we have extended our business direction to not just selling air-time for media panels but started working closely with property developers in media planning for the property at the very early stage.

Total advertising revenues were $556,955 and $942,983 for the six months ended June 30, 2013 and 2012, respectively and we have net loss of $1,772,619 and net income of 534,947 for the six months ended June 30, 2013 and 2012, respectively. Our results of operations were negatively affected by a variety of factors, which led to less than expected revenues and cash inflows during the fiscal year 2013, including the following:

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

Recent Developments

We have extended our business direction to not just selling air-time for media panels but also working closely with property developers in media planning for the property at the very early stage. By doing so, we are able to attract several property developers to grant us media right within the whole property. These will include exhibition and conference centers, shopping malls, etc. This new business model will create a closer work relationship between the property owners and the Company as the property owners welcome a more thorough and well-planned media layout in their property at an early stage. Under this approach, the property owners are more eager to work with us and even more ready to invest in the installation of media panels.

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

Comparison of Three Months Ended June 30, 2013 and June 30, 2012

Revenues – Our revenues consist primarily of income from out-of-home advertising panels. We recognize revenue in the period when advertisements are displayed. Revenues from advertising services for the three months ended June 30, 2013 were $150,318, as compared to $536,208 for the corresponding prior year period. During the three months ended June 30, 2013, the revenue was only generated from a new media advertising project in Zhuhai. During the three months ended June 30, 2012, the revenue was generated from two other media advertising projects in Shanghai.

Cost of Revenues – Cost of revenues primarily consists of fees to obtain rights to operate advertising panels, advertising agency service fees, media display equipment depreciation expenses and other miscellaneous expenses. Cost of revenues for the three months ended June 30, 2013 was $152,375, a decrease of 57% as compared to $352,637 for the three months ended June 30, 2012. The decrease was mainly attributable to decrease in the amortization of advertising operating rights fee. There was one advertising project in Zhuhai during the three months ended June 30, 2013 while there was two advertising projects in Shanghai during the three months ended June 30, 2012.

Gross (Loss)/Profit – Our gross loss for the three months ended June 30, 2013 was $2,057, as compared to gross profit of $183,571 for the corresponding prior year period. The increase in gross loss was primarily driven by the percentage of decrease in revenue is greater than the percentage of decrease in cost of revenues during the three months ended June 30, 2013.

Selling and Marketing Expenses – Selling and marketing expenses primarily consist of advertising and other marketing related expenses, compensation and related expenses for personnel engaged in sales and sales support functions. Selling and marketing expenses for the three months ended June 30, 2013 decreased by 96% to $3,600, as compared to $91,352 for the corresponding prior period.  The decrease was mainly due to (1) a restructuring of our sales team so as to enhance our operational effectiveness and efficiency and (2) our continuous cost cutting measures.

General and Administrative Expenses – General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, stock-based compensation expense for stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718, employee bonuses and other staff welfare and benefits, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses). General and administrative expenses for the three months ended June 30, 2013 decreased by 43% to $284,366, as compared to $495,701 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to (1) our continuously cost cutting measures and (2) a decrease in consultancy fee of $104,916 during 2013 period.

Other income – Other income for the three months ended June 30, 2013 was $19,309, compared to other income of $1,882,097 for the corresponding prior year period. The decrease in other income was mainly attributed to our extension of convertible promissory notes in April 2012, from which the Company recorded a one-time gain on extinguishment of debt amounting to $1,877,594 during the three months ended June 30, 2012.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the three months ended June 30, 2013 increased to $478,580, or by 49%, as compared to $320,223 for the corresponding prior year period.  The increase was mainly due to the 1) increase in amortization of deferred charges and debt discount, such increase was a result of extension of convertible promissory notes in April 2012, and 2) increase in short-term loan interest.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended June 30, 2013 and 2012, because, the Company and all of its subsidiaries and variable interest entity operated at a taxable loss during the respective periods.

Net (Loss) Income – The Company incurred a net loss of $749,294 for the three months ended June 30, 2013, a decrease of 165%, as compared to a net income of $1,158,392 for the corresponding prior year period. The decrease in net loss was primarily due to a one-time gain on extinguishment of debt amounting to $1,877,594 recorded during the three months ended June 30, 2012.

Comparison of Six Months Ended June 30, 2013 and June 30, 2012

Revenues – Revenues from advertising services for the six months ended June 30, 2013 were $556,955, as compared to $942,983 for the corresponding prior year period, a decrease of 41%. The decrease was mainly attributed to the termination of Nanjing Road Project on March 31, 2013 and expiry of other media advertising project in Shanghai in February 2013.

Cost of Revenues – Cost of revenues for the six months ended June 30, 2013 were $617,052, a decrease of 2% as compared to $631,322 for the six months ended June 30, 2012, with no significant fluctuation.

Gross (Loss)/Profit – Our gross loss for the six months ended June 30, 2013 was $60,097, as compared to gross profit of $311,661 for the corresponding prior year period. The increase in gross loss was primarily driven by the decrease in revenues during the six months ended June 30, 2013.

Selling and Marketing Expenses – Selling and marketing expenses for the six months ended June 30, 2013 decreased by 70% to $56,479, compared to $185,306 for the corresponding prior period. The decrease was mainly due to the restructuring of our sales team so as to enhance our operational effectiveness and efficiency and our continuous cost cutting measures.

General and Administrative Expenses – General and administrative expenses for the six months ended June 30, 2013 decreased by 20% to $785,799, compared to $979,821 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to continuous cost cutting measures. The decrease was offset by an increase in consultancy fee amounting to $169,610, compared to $111,277 for the corresponding prior year period.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the six months ended June 30, 2013 increased to $889,562, or by 80%, compared to $493,750 for the corresponding prior year period. Approximately 70% of the increase was mainly due to the increase in amortization of debt discount as a result of our extension of convertible promissory notes in April 2012 and the remaining 10% was attributable to the increase in interest paid for the short term loans, offset by decrease in amortization of deferred charges.

Other income – Other income for the six months ended June 30, 2013 was $19,138, compared to other income of $1,882,163 for the corresponding prior year period. The decrease in other income was mainly attributed to the extension of convertible promissory notes in April 2012, from which the Company recorded a one-time gain on extinguishment of debt amounting to $1,877,594 during the six months ended June 30, 2012.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the six months ended June 30, 2013 and 2012 as the Company and all of its subsidiaries and its variable interest entities operated at a taxable loss during the respective periods.

Net (Loss) Income – The Company incurred a net loss of $1,772,619 for the six months ended June 30, 2013, compared to a net income of $534,947 for the corresponding prior year period. The decrease in net income was primarily due to a one-time gain on extinguishment of debt amounting to $1,877,594 recorded during the six months ended June 30, 2012.

Liquidity and Capital Resources

As of June 30, 2013, we had cash of $89,689, as compared to $21,008 as of December 31, 2012, an increase of $68,681. The increase was mainly attributable to the cash used in operating activities as a result of less prepayments for advertising operating rights made, collection of accounts receivable and cash provided by short-term loans.

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30, 2013	June 30, 2012
Net cash used in operating activities	$(190,063)	$(426,698)
Net cash provided by (used in) investing activities	412	(165,420)
Net cash provided by financing activities	259,632	615,868
Effect of exchange rate changes on cash	(1,300)	(1,332)
Net increase in cash	68,681	22,418
Cash, beginning of period	21,008	65,623
Cash, end of period	$89,689	$88,041

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2013 was $190,063 as compared to $426,698 for the corresponding prior year period. This was mainly attributable to less fees for advertising operating rights prepaid to suppliers.

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

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2013 was $412, as compared to the net cash used in investing activities $165,420 for the corresponding prior year period. The increase was mainly attributable to leasehold improvements paid for the relocation of our Hong Kong and Shanghai offices as well as a motor vehicle purchased during the six months ended June 30, 2012.

Financing Activities

Net cash provided by financing activities was $259,632 for the six months ended June 30, 2013, as compared to $615,868 for the corresponding prior year period. The decrease was mainly due to the no receipt of directors’ loan and less other short-term loans for financing our operations during the six months ended June 30, 2013.

Short-term Loans

As of June 30, 2013, the Company recorded an aggregated amount of $1,019,489 short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on due date. Up to the date of this annual report, those loans have not yet been repaid.

Advertising Operating Rights Fees

Advertising operating rights fees are the major cost of our advertising revenue. To maintain the advertising operating rights, we are required to pay advertising operating rights fees in accordance with payment terms set forth in contracts we entered into with various parties. These parties generally require us to prepay advertising operating rights fees for a period of time. The details of our advertising operating rights fees as of June 30, 2013 and December 31, 2012 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Payment for prepayments for advertising operating rights	$-	$181,812	$143,529	$562,328

Amortization of prepayments for advertising operating rights	$159,337	$281,168	$565,829	$496,513

	As of June 30, 2013	As of December 31, 2012
Prepayments for advertising operating rights, net	$159,919	$581,990

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

Capital Expenditures

During the six months ended June 30, 2013 and 2012, we acquired equipment of $nil and $168,614 which were primarily financed by directors’ loans, short-term loans and capital lease financing, and the cash flows generated from our operations, respectively.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of June 30, 2013:

	Payments due by period
	Total	Due in 2013	Due in 2014- 2015	Due in 2016- 2017	Thereafter
Debt Obligations (a)	$5,000,000	$-	$5,000,000	$-	$-
Operating Lease Obligations (b)	$212,998	$81,522	$131,476	$-	$-
Advertising Operating Rights Fee Obligations (c)	$1,156,762	$630,961	$525,801	$-	$-
Purchase Obligations (d)	$29,000	$29,000	$-	$-	$-

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

In March 2013, FASB has issued ASU No. 2013-05, Foreign Currency Matters (Topic 830). ASU No. 2013-05 is intended to clarify the parent’s accounting for the cumulative translation adjustment upon the sale or transfer of a group of assets within a consolidated foreign entity. When a parent ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the parent is required to release any related cumulative translation adjustment into Net income. ASU No. 2013-05 further clarifies the cumulative translation adjustment should be released into Net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU No. 2013-05 also clarifies application of this guidance to step acquisitions. ASU No. 2013-05 is effective prospectively for fiscal years beginning after December 15, 2013, with early adoption permitted. Management is currently evaluating the potential impact of ASU No. 2013-05 on our financial statements.

Off Balance Sheet Arrangements

As of June 30, 2013, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any derivative instruments and do not engage in any hedging activities.

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that as of June 30, 2013, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

On July 5, 2013, Yi Gao received a notice from the People's Court of Huangpu District, Shanghai that Shanghai Shenpu advertising Co. Ltd, as plaintiff, had initiated a contract dispute against Yi Gao seeking an aggregate of RMB1,807,215 (equivalent to approximately US$291,000 at the then-prevailing exchange rate) for unpaid rights fee, penalty and production cost. At present, the outcome of this lawsuit cannot be reasonably predicted. In light of our current liquidity position, we believe that the outcome of this litigation may have a material impact on our cash flow.

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

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K/A, filed with the SEC on May 13, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2013, other than those previously reported in a Current Report on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to include that was required to be but was not disclosed in a report on Form 8-K during the period covered by this Form 10-Q. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.INS**	XBRL Instance Document

* Filed herewith

** Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2013	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Shirley Cheng
Shirley Cheng, Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)