Form 10-Q
period 2013-09-30
NETWORK CN INC
filed 2013-11-14
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 14, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	106,419,467

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NETWORK CN INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Note	As of September 30, 2013	As of December 31, 2012
ASSETS
Current Assets
Cash		$25,359	$21,008
Accounts receivable, net	5	592,926	719,041
Prepayments for advertising operating rights, net	6	-	581,990
Prepaid expenses and other current assets, net	7	339,690	161,391
Total Current Assets		957,975	1,483,430

Equipment, Net		92,233	256,121

TOTAL ASSETS		$1,050,208	$1,739,551

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	8	$4,024,702	$3,518,732
Capital lease obligation	9	11,009	10,328
1% convertible promissory notes due 2014, net	10	3,485,319	-
Total Current Liabilities		7,521,030	3,529,060

Non-Current Liabilities
1% convertible promissory notes due 2014, net	10	-	2,201,797
Capital lease obligation, net of current portion	9	32,642	40,983
Total Non-Current Liabilities		32,642	2,242,780

TOTAL LIABILITIES		7,553,672	5,771,840

COMMITMENTS AND CONTINGENCIES	11

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 400,000,000 shares authorized Shares issued and outstanding:105,419,467 and 103,604,467 as of September 30, 2013 and December 31, 2012 respectively		105,419	103,604
Additional paid-in capital		122,284,099	122,074,273
Deferred stock-based compensation		(3,000)	-
Accumulated deficit		(130,600,456)	(127,929,681)
Accumulated other comprehensive income		1,710,474	1,719,515
TOTAL STOCKHOLDERS’ DEFICIT	12	(6,503,464)	(4,032,289)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$1,050,208	$1,739,551

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

		Three Months Ended		Nine Months Ended
	Note	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
REVENUES
Advertising services		$151,119	$356,480	$708,074	$1,299,463

COST OF REVENUES
Cost of advertising services		(216,000)	(347,241)	(833,052)	(978,563)

GROSS (LOSS) PROFIT		(64,881)	9,239	(124,978)	320,900

OPERATING EXPENSES
Selling and marketing		(5,363)	(44,600)	(61,842)	(229,906)
General and administrative		(275,107)	(334,952)	(1,060,906)	(1,314,773)
Total Operating Expenses		(280,470)	(379,552)	(1,122,748)	(1,544,679)

LOSS FROM OPERATIONS		(345,351)	(370,313)	(1,247,726)	(1,223,779)

OTHER INCOME, NET
Interest income		11	38	24	140
Gain on extinguishment of debt	10	-	-	-	1,877,594
Other income, net		9,617	6,273	28,922	10,740
Total Other Income, Net		9,628	6,311	28,946	1,888,474

INTEREST AND OTHER DEBT- RELATED EXPENSES
Amortization of deferred charges and debt discount	10	(496,859)	(265,730)	(1,283,522)	(711,089)
Interest expense	8, 9&10	(65,574)	(35,027)	(168,473)	(83,418)
Total Interest and Other Debt– Related Expenses		(562,433)	(300,757)	(1,451,995)	(794,507)

NET LOSS BEFORE INCOME TAXES		(898,156)	(664,759)	(2,670,775)	(129,812)
Income taxes		-	-	-	-
NET LOSS		$(898,156)	$(664,759)	$(2,670,775)	$(129,812)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss		(3,445)	(4,912)	(9,041)	(9,309)
Total other comprehensive loss		(3,445)	(4,912)	(9,041)	(9,309)

COMPREHENSIVE LOSS		$(901,601)	$(669,671)	$(2,679,816)	$(139,121)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	14	$(0.009)	$(0.007)	$(0.025)	$(0.001)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	14	105,419,467	97,020,771	104,970,840	96,768,572

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

	Nine Months Ended
	September 30, 2013	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,670,775)	$(129,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:
Equipment	95,584	192,956
Deferred charges and debt discount	1,283,522	711,089
Gain on extinguishment of debt	-	(1,877,594)
Stock-based compensation for service	208,641	69,540
Loss on disposal of equipment	68,900	14,258
Changes in operating assets and liabilities:
Accounts receivable, net	126,115	89,938
Prepayments for advertising operating rights, net	576,541	134,217
Prepaid expenses and other current assets, net	(178,299)	33,074
Accounts payable, accrued expenses and other payables	(69,430)	431,024
Net cash used in operating activities	(559,201)	(331,310)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(170,141)
Proceeds from sales of equipment	412	3,194
Net cash provided by (used in) investing activities	412	(166,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from directors’ loans	-	128,205
Proceeds from short-term loans	616,194	819,487
Proceeds from capital lease financing	-	57,692
Repayment of directors’ loans	(40,793)	(168,910)
Repayment of short-term loans	-	(345,128)
Repayment of capital lease obligation	(7,660)	(3,941)
Net cash provided by financing activities	567,741	487,405

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,601)	(5,028)

NET INCREASE (DECREASE) IN CASH	4,351	(15,880)

CASH, BEGINNING OF PERIOD	21,008	65,623

CASH, END OF PERIOD	$25,359	$49,743

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest paid	$2,865	$32,313

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

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2013 and 2012 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair presentation of financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Details of the Company’s principal subsidiaries and variable interest entity as of September 30, 2013 are described in Note 4 Subsidiaries and Variable Interest Entity.

Going Concern

The Company has experienced recurring net losses of $2,670,775 and of $129,812 for the nine months ended September 30, 2013 and 2012, respectively. Additionally, the Company has net cash used in operating activities of $559,201 and $331,310 for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and December 31, 2012, the Company has a stockholders’ deficit of $6,503,464 and $4,032,289, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In September 2013, the Company secured a new media advertising project in Shanghai and the project will generate positive cashflow to the Company in the coming quarter. In addition, the Company recently identified two media projects in China for which the Company is making a bid for consideration but the Company has not yet committed to any of these projects. Co-operation framework agreements were signed for the two identified media projects. If the Company is successful in its bid, the Company expects that these projects will improve the Company’s future financial performance. Accordingly, the Company engaged an independent consultant to provide consulting services in connection with the Company’s bid for the media project. The Company expects that the new projects can generate positive cashflow to the Company.

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

(D) Cash and Cash Equivalents

Cash includes cash on hand, cash accounts, and interest bearing savings accounts placed with banks and financial institutions. For the purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2013 and December 31, 2012, the Company had no cash equivalents.

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

The diluted net (loss)/income per share is the same as the basic net (loss)/income per share for the three and nine months ended September 30, 2013 and 2012, as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

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

The Company engaged in the provision of out-of-home advertising in China. As of September 30, 2013 and December 31, 2012, one customer accounted for approximately 95% and 86% of its accounts receivable balances. Due to the longstanding nature of its relationships with these customers and contractual obligations, the Company is confident that it will recover these amounts. The Company establishes an allowance for doubtful debts accounts upon its assessment of various factors. The Company considers historical experience, the age of the receivable balances, the credit quality of its customers, current economic conditions, and other factors that may affect customers’ ability to pay to determine the level of allowance required.

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

In July 2013, the FASB has issued changes to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. These changes require an entity to present an unrecognized tax benefit as a liability in the financial statements if (i) a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, an unrecognized tax benefit is required to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Previously, there was diversity in practice as no explicit guidance existed. These changes become effective for the Company on January 1, 2014. Management has determined that the adoption of these changes will not have a significant impact on our  financial statements.

(V) Reclassifications

Certain amounts reported for prior year have been reclassified to conform to the current year’s presentation.

NOTE 4.                   SUBSIDIARIES AND VARIABLE INTEREST ENTITY

Details of the Company’s principal subsidiaries and variable interest entity as of September 30, 2013 were as follows:

Name	Place of Incorporation	Ownership/Control interest attributable to the Company	Principal activities
NCN Group Limited	British Virgin Islands (“BVI”)	100%	Investment holding
NCN Media Services Limited	BVI	100%	Investment holding
Business Boom Investment Limited	BVI	100%	Investment holding
Linkrich Enterprise Advertising and Investment Limited	Hong Kong	100%	Investment holding
Cityhorizon Limited	Hong Kong	100%	Investment holding
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
Crown Eagle Investments Limited	Hong Kong	100%	Dormant
Crown Winner International Limited	Hong Kong	100%	Dormant
NCN Huamin Management Consultancy (Beijing) Company Limited	PRC	100%	Dormant
Huizhong Lianhe Media Technology Co., Ltd.	PRC	100%	Provision of high-tech services
Beijing Huizhong Bona Media Advertising Co., Ltd.	PRC	100%(1)	Provision of advertising services
Yi Gao Shanghai Advertising Limited (“Yi Gao”)	PRC	100%	Provision of advertising services
Remarks:

1)	Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.

NOTE 5.               ACCOUNTS RECEIVABLE, NET

Accounts receivable, net as of September 30, 2013 and December 31, 2012 were as follows:

	As of September 30, 2013	As of December 31, 2012
Accounts receivable	$606,446	$732,261
Less: allowance for doubtful debts	(13,520)	(13,220)
Total	$592,926	$719,041

The Company recorded no allowance for doubtful debts for accounts receivables for the three and nine months ended September 30, 2013 and 2012.

NOTE 6.                   PREPAYMENTS FOR ADVERTISING OPERATING RIGHTS, NET

Prepayments for advertising operating rights, net as of September 30, 2013 and December 31, 2012 were as follows:

	As of September 30, 2013	As of December 31, 2012
Gross carrying amount	$639,675	$2,416,066
Less: accumulated amortization	(639,675)	(1,834,076)
Total	$-	$581,990

Total amortization expense of prepayments for advertising operating rights of the Company for the three months ended September 30, 2013 and 2012 were $160,489 and $279,722, respectively, while for the nine months ended September 30, 2013 and 2012 were $726,015 and $776,236, respectively. The amortization expense of prepayments for advertising operating rights was included as cost of advertising services in the unaudited condensed consolidated statements of operations.

As the Company recorded a continuous net loss, the Company performed an impairment review of its prepayments for advertising operating rights. The Company recorded no impairment loss for the three and nine months ended September 30, 2013 and 2012.

NOTE 7.               PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of September 30, 2013 and December 31, 2012 were as follows:

	As of September 30, 2013	As of December 31, 2012
Payments from customers withheld by a third party	$1,560,234	$1,524,481
Prepaid expenses	108,252	108,102
Rental deposits	39,537	55,049
Deposit paid for media project	194,031	-
Other receivables	-	333
Sub-total	1,902,054	1,687,965
Less: allowance for doubtful debts	(1,562,364)	(1,526,574)
Total	$339,690	$161,391

The Company recorded no allowance for doubtful debts for prepaid expenses and other current assets for the three and nine months ended September 30, 2013 and 2012.

NOTE 8.               ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of September 30, 2013 and December 31, 2012 were as follows:
	As of September 30, 2013	As of December 31, 2012
Accrued advertising operating rights	$756,252	$744,365
Accrued staff benefit and related fees	985,034	804,290
Accrued professional fees	113,299	102,186
Director’s loan (Note 13)	103,125	143,918
Accrued interest expenses	267,379	101,790
Other accrued expenses	384,465	385,306
Short-term loans (1)	1,357,951	741,757
Receipts in advance	41,547	479,920
Other payables	15,650	15,200
Total	$4,024,702	$3,518,732

1) As of September 30, 2013 and December 31, 2012, the Company recorded an aggregated amount of $1,357,951 and $741,757 short-term loans, respectively. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on due date. Up to the date of this report, those loans have not yet been repaid.

The interest expenses of the short-term loans for the three months ended September 30, 2013 and 2012 was $52,106 and $21,346 respectively, while for the nine months ended September 30, 2013 and 2012 amounted to $128,192 and $44,192, respectively.

NOTE 9.               CAPITAL LEASE OBLIGATION

As of September 30, 2013, the gross amount of the motor vehicle under capital leases was $57,692. The following is a schedule by years of future minimum lease payment under capital leases together with the present value of the net minimum lease payment as of September 30, 2013.

Fiscal years ending December 31,
2013	$3,462
2014	13,846
2015	13,846
2016	13,846
2017	4,616
Total minimum lease payments	49,616
Less: Amount representing interest	(5,965)
Present value of net minimum lease payment	43,651
Less: Current portion	(11,009)
Non-current portion	$32,642

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

Pursuant to a note exchange and option agreement, dated April 2, 2009 (the “Note Exchange and Option Agreement”), between the Company and Keywin, Keywin exchanged its Amended and Restated Note in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 61,407,093 shares of the Company’s common stock and an option to purchase an aggregate of 24,562,837 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000 (the “Keywin Option”). The Keywin Option was originally exercisable for a three-month period which commenced on April 2, 2009, but pursuant to several subsequent amendments, the exercise period has been extended to a fifty-seven-month period ending on January 1, 2014, subject to the Company’s right to unilaterally terminate the exercise period upon 30 days’ written notice. As of September 30, 2013, the Keywin Option has not been exercised.

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

Gain on extinguishment of debt

Pursuant to ASC Topic 470-20-40-3, the Company allocated the amount of the reacquisition price to the repurchased beneficial conversion feature using the intrinsic value of that conversion feature at the extinguishment date and the residual amount was allocated to the convertible security. Thus, the Company recognized a gain on extinguishment of debt of $1,877,594 at the date of extinguishment and included in the condensed consolidated statements of operations for the nine months ended September 30, 2012.

Convertible promissory notes, net as of September 30, 2013 and December 31, 2012 were as follows:

	As of September 30, 2013	As of December 31, 2012
Gross carrying value	$5,000,000	$5,000,000
Less: Allocated intrinsic value of beneficial conversion feature	(3,598,452)	(3,598,452)
Add: Accumulated amortization of debt discount	2,083,771	800,249
	3,485,319	2,201,797
Less: Current portion	3,485,319	-
Non-current portion	$-	$2,201,797

The amortization of deferred charges and debt discount for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Conversion Features	$496,859	$265,730	$1,283,522	$679,397
Deferred Charges	-	-	-	31,692
Total	$496,859	$265,730	$1,283,522	$711,089

Interest Expense

The interest expenses of the 1% Convertible Promissory Notes for the three months ended September 30, 2013 and 2012 were $12,603 and $12,603, respectively, while for the nine months ended September 30, 2013 and 2012 amounted to $37,403 and $37,397, respectively.

NOTE 11.                      COMMITMENTS AND CONTINGENCIES

(A) Commitments

1. Rental Lease Commitment

The Company’s existing rental leases do not contain significant restrictive provisions. The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases as of September 30, 2013:

Three months ending December 31, 2013	$32,688
Fiscal years ending December 31,
2013	32,688
2014	131,476
Thereafter	-
Total	$164,164

Rental expenses for the three months ended September 30, 2013 and 2012 was $47,737 and $48,142, respectively, while for the nine months ended September 30, 2013 and 2012 amounted to $14,453 and $157,439 respectively.

2. Annual Advertising Operating Rights Fee Commitment

The Company, through its PRC operating companies, has acquired advertising rights from third parties to operate different types of advertising panels for certain periods.

The following table sets forth the estimated future annual commitment of the Company with respect to the advertising operating rights of panels that the Company held as of September 30, 2013:

Three months ending December 31, 2013	$966,015
Fiscal years ending December 31,
2013	$966,015
2014	1,845,233
Thereafter	2,250,757
Total	$5,062,005

3. Capital commitments

As of September 30, 2013, the Company had commitments for capital expenditures in connection with construction of roadside advertising panels and mega-size advertising panels as well as the leasehold improvement of approximately $29,000.

(B) Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. Set forth below is a description of certain loss contingencies as of September 30, 2013 and management’s opinion as to the likelihood of loss in respect of loss contingency.

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

On July 5, 2013, Yi Gao received a notice from the People's Court of Huangpu District, Shanghai that Shanghai Shenpu advertising Co. Ltd, as plaintiff, had initiated a contract dispute against Yi Gao seeking an aggregate of RMB1,807,215 (equivalent to approximately US$291,000 at the then-prevailing exchange rate) for unpaid rights fee, penalty and production cost. On August 7, 2013, Yi Gao received a court verdict from the People's Court of Huangpu District, Shanghai that Yi Gao is liable to repay the unpaid fee of RMB650,000, penalty and production cost. On August 26, 2013, Yi Gao submitted an appeal to People's Court of Huangpu District, Shanghai that the penalty calculated is not reasonable. At present, the outcome of this lawsuit cannot be reasonably predicted. In light of our current liquidity position, we believe the outcome of this litigation may have a material impact on our cash flow.

NOTE 12.                  STOCKHOLDERS’ DEFICIT

(A)  Stock, Options and Warrants Issued for Services

1. In August 2006, the Company issued a warrant to purchase up to 20,000 shares of restricted common stock to a consultant at an exercise price $3.50 per share. One-fourth of the shares underlying the warrant became exercisable every 45 days beginning from the date of issuance. The warrant remains exercisable until August 25, 2016. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following assumptions and estimates: expected dividend 0%, volatility 192%, a risk-free rate of 4.5% and an expected life of one (1) year. The value of the warrant recognized for the three and nine months ended September 30, 2013 and 2012 were $nil. As of September 30, 2013, none of the warrant was exercised.

2. In July 2011, the Board of Director granted an aggregate of 360,000 shares of common stock to the independent directors of the Company for their services rendered during the year from July 1, 2011 to June 30, 2012. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Ronald Lee, 120,000 shares; Gerald Godfrey, 120,000 shares; Serge Choukroun, 120,000 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended September 30, 2013 and 2012, respectively, while during the nine months ended September 30, 2013 and 2012 such amounts were $nil and $13,890, respectively.

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

4. In July 2012, the Board of Director granted an aggregate of 360,000 shares of common stock to the independent directors of the Company for their services rendered during the year from July 1, 2012 to June 30, 2013. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Ronald Lee, 120,000 shares; Gerald Godfrey, 120,000 shares; and Charles Liu, 120,000 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil and $16,650 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended September 30, 2013 and 2012, respectively, while during the nine months ended September 30, 2013 and 2012 such amounts were $11,100 and $16,650, respectively. Ronald Lee resigned from his position as a director of the Company effective on February 1, 2013 and the Company reversed $12,950 of the non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the nine months ended September 30, 2013.

5. In September 2012, the Company entered into a financial public relations agreement with a consultant. Pursuant to the agreement, the consultant was granted 700,000 shares of common stock for the service rendered.  In September 2012, the Company issued 300,000 shares of par value of $0.001 each to the Consultant. During 2013, the Company issued 100,000 shares of par value of $0.001 to the consultant. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil and $39,000 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended September 30, 2013 and 2012, respectively, while during the nine months ended September 30, 2013 and 2012 such amounts were $12,000 and $39,000, respectively. In February 2013, the Company entered into a supplementary agreement to financial public relations agreement with the consultant. Pursuant to the agreement, the consultant was granted 2,500,000 shares of common stock for the service rendered. The Company issued 1,500,000 shares of par value of $0.001 to the consultant. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended September 30, 2013, while during the nine months ended September 30, 2013 such amounts were $150,000.

6. In March 2013, the Company agreed to issue an aggregate of 135,000 shares of common stock to the independent director, Charles Liu as director’s fee from November 16, 2011 to December 31, 2012.

7. In March 2013, the Company agreed to issue an aggregate of 80,000 shares of common stock to the legal counsel, for their services rendered during the period from January 1, 2013 to December 31, 2013. Such shares with par value of $0.001 each were issued to the legal counsel on March 27, 2013. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $12,000 of deferred stock compensation amortized over requisite service period. The amortization of deferred stock compensation of $3,000 were recorded as non-cash stock-based compensation and included in general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2013, while during the nine months ended September 30, 2013 and 2012 such amounts were $9,000 and $nil, respectively.

8. In August 2013, the Board of Director granted an aggregate of 360,000 shares of common stock to the directors of the Company for their services rendered during the year from July 1, 2013 to June 30, 2014. Each director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Earnest Leung, 120,000 shares; Gerald Godfrey, 120,000 shares; and Charles Liu, 120,000 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $6,291 and $nil of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended September 30, 2013 and 2012, respectively, while during the nine months ended September 30, 2013 and 2012 such amounts were $6,291 and $nil, respectively.

NOTE 13.                  RELATED PARTY TRANSACTIONS

Except as set forth below, during the nine months ended September 30, 2013 and 2012, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

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

During the nine months ended September 30, 2013 and 2012, the Company received loans of $nil and $128,205 from its director and repaid loans of $40,793 and $168,910 to its director, respectively. As of September 30, 2013 and December 31, 2012, the Company recorded an amount of $103,125 and $143,918 payable to director. Such payable was included in accounts payable, accrued expenses and other payables on the unaudited condensed consolidated balance sheets. The amount is unsecured, bears no interest and is repayable on demand.

During the nine months ended September 30, 2012, the Company purchased a motor vehicle from its director for HK$450,000 (equivalent to $57,692).

NOTE 14.                  NET LOSS PER COMMON SHARE

Net loss per common share information for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Numerator:
Net loss attributable to NCN common stockholders	$(898,156)	$(664,759)	$(2,670,775)	$(129,812)
Denominator :
Weighted average number of shares outstanding, basic	105,419,467	97,020,771	104,970,840	96,768,572
Effect of dilutive securities	-	-	-	-
Options and warrants	-	-	-	-
Weighted average number of shares outstanding, diluted	105,419,467	97,020,771	104,970,840	96,768,572

Net loss per common share – basic and diluted	$(0.009)	$(0.007)	$(0.025)	$(0.001)

The diluted net (loss) income per common share is the same as the basic net (loss) income per common share for the three and nine months ended September 30, 2013 and 2012 as all potential common shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net (loss) income per common share. The securities that could potentially dilute basic net (loss) income per common share in the future that were not included in the computation of diluted net (loss) income per common share because of anti-dilutive effect as of September 30, 2013 and 2012 were summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Potential common equivalent shares:
Stock warrants for services*	-	-	-	-
Conversion feature associated with convertible promissory notes to common stock	53,740,327	53,740,327	53,740,327	53,740,327
Common stock to be granted to consultants for services (including non- vested shares)*	20,000	20,000	20,000	20,000
Stock options granted to Keywin	11,539,581	12,129,946	10,807,349	12,517,332
Total	65,299,908	65,890,273	64,567,676	66,277,659

Remarks: * As of September 30, 2013, the number of potential common equivalent shares associated with warrants issued for services was nil, which was related to a warrant to purchase 20,000 shares of common stock issued by the Company to a consultant in 2006 for service rendered at an exercise price of $3.50, which will expire in August 2016.

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

Total advertising revenues were $708,074 and $1,299,463 for the nine months ended September 30, 2013 and 2012, respectively and we have net loss of $2,670,775 and $129,812 for the nine months ended September 30, 2013 and 2012, respectively. Our results of operations were negatively affected by a variety of factors, which led to less than expected revenues and cash inflows during the fiscal year 2013, including the following:

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

Recent Developments

In September 2013, we secured a new media advertising project in Shanghai, China. We entered into an agreement with Shanghai Railway Culture & Advertising Development Co., Ltd ("SRMG") to operate the 91 advertising lightboxes in arrival hall of  Shanghai Hongqiao Railway Station. Under the agreement, NWCN obtained the exclusive rights to operate the 91 advertising lightboxes in arrival hall of Shanghai Hongqiao Railway Station from September 10, 2013 to December 9, 2016.  Shanghai Railway Culture & Advertising Development Co., Ltd is the only authorized party by Shanghai Railway Bureau to advertise in the station.

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

Comparison of Three Months Ended September 30, 2013 and September 30, 2012

Revenues – Our revenues consist primarily of income from out-of-home advertising panels. We recognize revenue in the period when advertisements are displayed. Revenues from advertising services for the three months ended September 30, 2013 were $151,119, as compared to $356,480 for the corresponding prior year period. During the three months ended September 30, 2013, the revenue was only generated from a new media advertising project in Zhuhai. During the three months ended September 30, 2012, the revenue was generated from two other media advertising projects in Shanghai.

Cost of Revenues – Cost of revenues primarily consists of fees to obtain rights to operate advertising panels, advertising agency service fees, media display equipment depreciation expenses and other miscellaneous expenses. Cost of revenues for the three months ended September 30, 2013 was $216,000, a decrease of 38% as compared to $347,241 for the three months ended September 30, 2012. The decrease was mainly attributable to decrease in the amortization of advertising operating rights fee. During the three months ended September 30, 2013, there were two advertising projects in Shanghai with new advertising project was started in mid-September, while there were two advertising projects in Shanghai during the three months ended September 30, 2012.

Gross (Loss)/Profit – Our gross loss for the three months ended September 30, 2013 was $64,881, as compared to gross profit of $9,239 for the corresponding prior year period. The gross loss was primarily driven by the percentage of decrease in revenue is greater than the percentage of decrease in cost of revenues during the three months ended September 30, 2013.

Selling and Marketing Expenses – Selling and marketing expenses primarily consist of advertising and other marketing related expenses, compensation and related expenses for personnel engaged in sales and sales support functions. Selling and marketing expenses for the three months ended September 30, 2013 decreased by 87% to $5,363, as compared to $44,600 for the corresponding prior period.  The decrease was mainly due to (1) a restructuring of our sales team so as to enhance our operational effectiveness and efficiency and (2) our continuous cost cutting measures.

General and Administrative Expenses – General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, stock-based compensation expense for stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718, employee bonuses and other staff welfare and benefits, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses). General and administrative expenses for the three months ended September 30, 2013 decreased by 18% to $275,107, as compared to $334,952 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to our continuously cost cutting measures including decrease of headcount, decrease of rent payment and offset by the reverse of consultancy fee of $100,000 during the 2012 period.

Other income – Other income for the three months ended September 30, 2013 was $9,628, compared to other income of $6,331 for the corresponding prior year period. The increase in other income was mainly attributed by the consultancy service provided during the three months ended September 30, 2013.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the three months ended September 30, 2013 increased to $562,433, or by 87%, as compared to $300,757 for the corresponding prior year period.  The increase was mainly due to the 1) increase in amortization of deferred charges and debt discount, such increase was a result of extension of convertible promissory notes in April 2012, and 2) increase in short-term loan interest.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended September 30, 2013 and 2012, because, the Company and all of its subsidiaries and variable interest entity operated at a taxable loss during the respective periods.

Net (Loss) Income – The Company incurred a net loss of $898,156 for the three months ended September 30, 2013, a increase of 35%, as compared to a net loss of $664,759 for the corresponding prior year period. The increase in net loss was mainly driven by increase in gross loss and increase in interest and other debt-related expenses offset by decrease in operating expenses.

Comparison of Nine Months Ended September 30, 2013 and September 30, 2012

Revenues – Revenues from advertising services for the nine months ended September 30, 2013 were $708,074, as compared to $1,299,463 for the corresponding prior year period, a decrease of 46%. The decrease was mainly attributed to the termination of Nanjing Road Project on March 31, 2013 and expiry of other media advertising project in Shanghai in February 2013.

Cost of Revenues – Cost of revenues for the nine months ended September 30, 2013 were $833,052, a decrease of 15% as compared to $978,563 for the nine months ended September 30, 2012. The decrease was mainly attributed to the decrease of depreciation of panels due to the termination of Nanjing Road Project.

Gross (Loss)/Profit – Our gross loss for the nine months ended September 30, 2013 was $124,978, as compared to gross profit of $320,900 for the corresponding prior year period. The increase in gross loss was primarily driven by the decrease in revenues during the nine months ended September 30, 2013.

Selling and Marketing Expenses – Selling and marketing expenses for the nine months ended September 30, 2013 decreased by 73% to $61,842, compared to $229,906 for the corresponding prior period. The decrease was mainly due to the restructuring of our sales team so as to enhance our operational effectiveness and efficiency and our continuous cost cutting measures.

General and Administrative Expenses – General and administrative expenses for the nine months ended September 30, 2013 decreased by 19% to $1,060,906, compared to $1,314,773 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to continuous cost cutting measures. The decrease was offset by an increase in consultancy fee amounting to $169,610, compared to $50,277 for the corresponding prior year period.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the nine months ended September 30, 2013 increased to $1,451,995, or by 83%, compared to $794,507 for the corresponding prior year period. Approximately 87% of the increase was mainly due to the increase in amortization of debt discount as a result of our extension of convertible promissory notes in April 2012 and the remaining 10% was attributable to the increase in interest paid for the short term loans, offset by decrease in amortization of deferred charges.

Other income – Other income for the nine months ended September 30, 2013 was $28,946, compared to other income of $1,888,474 for the corresponding prior year period. The decrease in other income was mainly attributed to the extension of convertible promissory notes in April 2012, from which the Company recorded a one-time gain on extinguishment of debt amounting to $1,877,594 during the nine months ended September 30, 2012.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the nine months ended September 30, 2013 and 2012 as the Company and all of its subsidiaries and its variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $2,670,775 for the nine months ended September 30, 2013, compared to a net loss of $129,812 for the corresponding prior year period. The increase in net loss was primarily due to a one-time gain on extinguishment of debt amounting to $1,877,594 recorded during the nine months ended September 30, 2012 and declining revenue from advertising services.

Liquidity and Capital Resources

As of September 30, 2013, we had cash of $25,359, as compared to $21,008 as of December 31, 2012, an increase of $4,351.

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30, 2013	September 30, 2012
Net cash used in operating activities	$(559,201)	$(331,310)
Net cash provided by (used in) investing activities	412	(166,947)
Net cash provided by financing activities	567,741	487,405
Effect of exchange rate changes on cash	(4,601)	(5,028)
Net increase (decrease) in cash	4,351	(15,880)
Cash, beginning of period	21,008	65,623
Cash, end of period	$25,359	$49,743

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2013 was $559,201 as compared to $331,310 for the corresponding prior year period. This was mainly attributable to less fees for advertising operating rights prepaid to suppliers.

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

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2013 was $412, as compared to the net cash used in investing activities $165,420 for the corresponding prior year period. The increase was mainly attributable to leasehold improvements paid for the relocation of our Hong Kong and Shanghai offices as well as a motor vehicle purchased during the nine months ended September 30, 2012.

Financing Activities

Net cash provided by financing activities was $567,741 for the nine months ended September 30, 2013, as compared to $487,405 for the corresponding prior year period. The increase was mainly due to the less repayment of short term loans and directors’ loan and also less directors’ loan/other short-term loans for financing our operations during the nine months ended September 30, 2013.

Short-term Loans

As of September 30, 2013, the Company recorded an aggregated amount of $1,357,951 short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on due date. Up to the date of this annual report, those loans have not yet been repaid.

Advertising Operating Rights Fees

Advertising operating rights fees are the major cost of our advertising revenue. To maintain the advertising operating rights, we are required to pay advertising operating rights fees in accordance with payment terms set forth in contracts we entered into with various parties. These parties generally require us to prepay advertising operating rights fees for a period of time. The details of our advertising operating rights fees as of September 30, 2013 and December 31, 2012 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Payment for prepayments for advertising operating rights	$-	$47,031	$143,529	$609,359

Amortization of prepayments for advertising operating rights	$160,489	$279,722	$726,015	$776,236

	As of September 30, 2013	As of December 31, 2012
Prepayments for advertising operating rights, net	$-	$581,990

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

Capital Expenditures

During the nine months ended September 30, 2013 and 2012, we acquired equipment of $nil and $168,614 which were primarily financed by directors’ loans, short-term loans and capital lease financing, and the cash flows generated from our operations, respectively.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of September 30, 2013:

	Payments due by period
	Total	Due in 2013	Due in 2014- 2015	Due in 2016- 2017	Thereafter
Debt Obligations (a)	$5,000,000	$-	$5,000,000	$-	$-
Operating Lease Obligations (b)	$164,164	$32,688	$131,476	$-	$-
Advertising Operating Rights Fee Obligations (c)	$5,062,005	$966,015	$3,220,426	$875,564	$-
Purchase Obligations (d)	$29,000	$29,000	$-	$-	$-

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

(c) Advertising Operating Rights Fee Obligations. The Company, through its PRC operating company, has acquired two rights from third parties. One is to operate 276 square meter advertising area located on the first floor of the Union Building at the entrance of Zhuhai sub-zone of Zhuhai-Macau Cross Border Industrial Zone, whose lease terms expire in 2015.  Another one is to operate the 91 advertising lightboxes in arrival hall of Shanghai Hongqiao Railway Station from September 10, 2013 to December 9, 2016.

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

In July 2013, the FASB has issued changes to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. These changes require an entity to present an unrecognized tax benefit as a liability in the financial statements if (i) a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, an unrecognized tax benefit is required to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Previously, there was diversity in practice as no explicit guidance existed. These changes become effective for the Company on January 1, 2014. Management has determined that the adoption of these changes will not have a significant impact on our  financial statements.

Off Balance Sheet Arrangements

As of September 30, 2013, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that as of September 30, 2013, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

On July 5, 2013, Yi Gao received a notice from the People's Court of Huangpu District, Shanghai that Shanghai Shenpu advertising Co. Ltd, as plaintiff, had initiated a contract dispute against Yi Gao seeking an aggregate of RMB1,807,215 (equivalent to approximately US$291,000 at the then-prevailing exchange rate) for unpaid rights fee, penalty and production cost. On August 7, 2013, Yi Gao received a court verdict from the People's Court of Huangpu District, Shanghai that Yi Gao is liable to repay the unpaid fee of RMB650,000, penalty and production cost. On August 26, 2013, Yi Gao submitted an appeal to People's Court of Huangpu District, Shanghai that the penalty calculated is not reasonable. At present, the outcome of this lawsuit cannot be reasonably predicted. In light of our current liquidity position, we believe that the outcome of this litigation may have a material impact on our cash flow.

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

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2013, other than those previously reported in a Current Report on Form 8-K.

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

Date: November 14, 2013	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Shirley Cheng
Shirley Cheng, Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)