Form 10-K
period 2013-12-31
NETWORK CN INC
filed 2014-03-31
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

As of June 30, 2013, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $5.5 million.

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	115,919,467

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
●
the “Company”, “NCN”, “we”, “us”, or “our”, are references to Network CN Inc., a Delaware corporation and its direct and indirect subsidiaries: NCN Group Limited, or NCN Group, a BVI limited company; NCN Media Services Limited, a BVI limited company; NCN Group Management Limited, or NCN Group Management, a Hong Kong limited company; Crown Winner International Limited, or Crown Winner, a Hong Kong Limited company and its subsidiary, Business Boom Investments Limited, or Business Boom, a BVI limited company and the Company’s variable interest entity: Xingpin Shanghai Advertising Limited, or Xingpin, a PRC limited company ; Crown Eagle Investment Limited, a Hong Kong limited company; Cityhorizon Limited, or Cityhorizon Hong Kong, a Hong Kong limited company, and its subsidiary, Huizhong Lianhe Media Technology Co., Ltd., or  Lianhe, a PRC limited company; Linkrich Enterprise Advertising and Investment Limited, or Linkrich Enterprise, a Hong Kong limited company, and its subsidiary, Yi Gao Shanghai Advertising Limited, or Yi Gao, a PRC limited company; NCN Huamin Management Consultancy (Beijing) Company Limited, or NCN Huamin , a PRC limited company; and the Company’s variable interest entity: Beijing Huizhong Bona Media Advertising Co., Ltd., or  Bona, a PRC limited company;

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

PART I

ITEM 1.  BUSINESS

Overview of Our Business

Our mission is to become a nationwide leader in providing out-of-home advertising in China, primarily serving the needs of branded corporate customers. We seek to acquire rights to install and operate roadside advertising panels and mega-size advertising panels in the major cities in China. In most cases, we are responsible for installing advertising panels, although in some cases, advertising panels might have already been installed, and we will be responsible for operating and maintaining the panels. Once the advertising panels are put into operation, we sell advertising airtime to our customers directly. Since late 2006, we have been operating an advertising network of roadside LED digital video panels, mega-size LED digital video billboards and light boxes in major Chinese cities. Light Emitting Diode, or LED, technology has evolved to become a new and popular form of advertising in China, capable of delivering crisp, super-bright images both indoors and outdoors. During 2013, we extended our business direction to not just selling air-time for its media panels but also started working closely with property developers in media planning for the property at the very early stage. As a media planner we share the advertising profits with the property developers without paying significant rights fees, so we expect to achieve a positive return from these projects.

Total advertising revenues were $891,366, $1,835,940 and $1,794,552 for the years ended December 31, 2013, 2012 and 2011 respectively. Our net loss was $3,893,493, $1,210,629 and $2,102,548 for the years ended December 31, 2013, 2012 and 2011 respectively. Our results of operations were negatively affected by a variety of factors, which led to less than expected revenues and cash inflows during the fiscal year 2013, including the following:

●	slower economic growth in PRC
●	the rising costs to acquire advertising rights due to competition among bidders for those rights;
●	slower than expected consumer acceptance of the digital form of advertising media;
●	strong competition from other media companies; and
●	many customers continued to be cost-conscious in their advertising budget especially on our new digital form of media.

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

The 1% Convertible Promissory Notes matured on April 1, 2012 and the Company issued new 1% convertible promissory notes (the “New 1% Convertible Promissory Notes”) to the Note Holders. The New 1% Convertible Promissory Notes bear interest at 1% per annum, are payable semi-annually in arrears, mature on April 1, 2014, and are convertible at any time by the Note Holders into shares of the Company’s common stock at an initial conversion price of $0.09304 per share, subject to customary anti-dilution adjustments. In addition, in the event of a default, the Note Holders will have the right to redeem the New 1% Convertible Promissory Notes at 110% of the principal amount, plus any accrued and unpaid interest. On March 12, 2014, the Company and Note Holders tentatively agreed to extend the maturity date of the New 1% Convertible Promissory Notes to April 1, 2016 with other terms remain unchanged.

Completes Additional Private Placement

On February 24, 2014, the Company completed three private placements of 7.5 million shares of restricted common stock at $0.1 per share. The transaction took place with three investors and generated gross proceeds of $750,000. Net proceeds from the financing will be used for general corporate purposes including initiation of activities related to the Company's proposed business in China.

The offering was made pursuant to an exemption from registration with the SEC pursuant to Regulation S. The securities have not been registered under the Securities Act of 1933 or any state securities laws and unless so registered may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act of 1933 and applicable state securities laws. The Company did not grant any registration rights to the new shareholders with respect to the Shares in the offering.

New Advertising Media Projects

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

In January 2014, we entered into an Operating Agreement to co-operate with "Shanghai Changfeng International Sourcing & Investment Co., Ltd." to operate the advertising area of the “Shanghai International Sourcing Center Base” ("the Base") in Shanghai. Under the agreement signed, Shanghai Changfeng International Sourcing & Investment Co., Ltd. ("ISC") is the owner of the Base and responsible for the Base's management. NWCN will be responsible for the media planning and will be the operator for the whole advertising media of the Base. Under the terms of the Operating Agreement, NWCN pursues the right to operate the advertising area for a five-year period and with another 5 years renewal option.

In February 2014, we entered into a Cross Selling Agreement with Grand Vision Media Limited (“Grand Vision”) to cross sell our respective products. Grand Vision has its well-established sales team in Beijing, Guangzhou and Hong Kong, we believe that we can leverage their sales force and enlarge our customer base. Grand Vision has the exclusive rights to operate the advertising panels at “Stellar International Theater Chain” theaters and they plan to install the glass-free 3D LED panels. At present, Stellar International Cineplex has established 56 modern cineplexes in many major cities in China, such as Beijing, Shanghai, Chengdu, Chongqing, Xuzhou, Tianjin, Shenyang, Lanzhou, Guangzhou, Qingdao and Hohhot. SMI Corp Ltd (“SMI”), the operator of Stellar International Theater Chain”, is a leading China theaters’ operator, currently engaged in movie theater operation, film operation, film investment, in-theater counter sales and online shopping. SMI offers more than 20 types of advertising and has planned to build 50 mega LED displayers per annum to attract potential advertisers. As SMI’s theaters network continues to expand, we believe that advertising platform will significantly benefit from its synergies effect. The rapid development of the Chinese film industry in recent years makes it as one of the world’s largest markets. Benefiting from China robust economy together with the improvement of its income per capita and urbanization rate, the Chinese film industry continues to flourish.

Identification of Potential Projects

We have extended our business direction to not just selling air-time for its media panels but started working closely with property developers in media planning for the property at the very early stage. By doing so, we are able to attract several property developers to grant us media right within the whole property. These will include exhibition and conference centres, shopping malls, etc. This new business model will create a closer work relationship between the property owners and the Company as the property owners welcome a more thorough and well-planned media layout in their property at an early stage. Under this approach, we believe the property owners are more eager to work with us and even more ready to invest in the installation of media panels.

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

On December 2013, we established a new PRC company, Xingpin and we effectively owned 100% of the equity interest in Xingpin by causing the shareholers of Xingpin to enter into the equity pledge agreements. As of December 2013, the registered PRC shareholders of Xingpin were Mr. Tian Hai Bin and Mr. Xiewei.

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

Corporate Restructuring

In order to comply with PRC regulations governing foreign ownership in the advertising industry in China, our operations and advertising business was initially run through commercial arrangements with our PRC operating companies, namely Quo Advertising, Bona, Botong, Yi Gao and Xingpin. For details of relevant regulations, please refer to Item 1 – Business, “Government Regulation” below.

Since late 2008, we have undergone a long application process to qualify and register Yi Gao, as a sino-foreign equity advertising joint venture of which we directly owned 70% of the equity interest with the remaining 30% interest was controlled through trust arrangement with Quo Advertising, in Shanghai, for our benefit. On August 4, 2009 the State Administration of Industry and Commerce (“SAIC”) issued Yi Gao a business license which specifically includes operating an advertising business within its scope of operations. Accordingly, we began to restructure our organization in early 2010 to eliminate the variable interest entities structure through which we obtained control via commercial arrangements and substitute them with direct ownership. On January 1, 2010, we consolidated all the business operations of Quo Advertising into Yi Gao, and terminated all Quo Advertising commercial arrangements. On March 31, 2010, we also terminated all commercial arrangements with Botong in order to simplify our operating structure. Accordingly, our current PRC operations and advertising business is conducted by two advertising entities only, namely Yi Gao and Bona. We have not discontinued Bona, as we hope to be able to utilize its tax loss carried forward in the near future.

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

Before our restructuring exercise, we maintained PRC offices in both Beijing and Shanghai and our advertising business was run through four PRC advertising entities, namely Quo Advertising, Bona, Botong and Yi Gao. After the restructuring, we now maintain our PRC office in Shanghai only and our advertising business is only run through our PRC advertising entity Yi Gao. This restructuring exercise enables us to reduce our PRC operating expenses, including Beijing rental expenses of US$42K per annum, staff costs in Beijing of US$128K per annum, as well as office expenses, travelling expenses and PRC statutory expenses. As we have extended our business direction recently, in January 2014, we established a new wholly owned foreign enterprise, Chuanghua Shanghai Advertising Limited (“Chuanghua”).

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

Industry Overview

The world economy continued to struggle through uncertainty about the European sovereign debt crisis and the strength of the economic recovery in the United States which, in turn, hampered global economic revival in 2013. The unfavorable global and domestic climate created a number of challenges to China’s advertising industry as budget conservatism prevailed among advertisers throughout the period. Most advertisers are cost-conscious and prefer to commit to short-term rather than long-term contracts. Current or potential advertisers may be unable to fund advertising purchases or determine to reduce purchases, all of which would lead to reduced demand for our advertising services, reduced gross margins, and increased delays of payments of accounts receivable or defaults of payments. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given our fixed media costs associated with our operations. Competition in the domestic out-of-home advertising sector is very intense and many local operators offer significant sales discounts to compete for market share.

According to the latest figures released by CTR Market Research on February 16, 2014, in 2013, China’s annual GDP grew by 7.7% and the growth of traditional advertising in China experienced is only 6.4%. With the economic slowdown, as expected, China’s advertising market also followed in step and realized slow but smooth growth.

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

Our Services

We install and operate roadside and mega-size advertising panels in major cities of the PRC. During 2012, we have three concession right contracts, one of which is to operate 52 roadside advertising panels along the Nanjing Road in Shanghai, China. All those panels were installed and are owned by us. In February 2012, we acquired rights to operate a mega-sized traditional advertising billboard located at Raffles City, Shanghai, China and 2 mega-sized traditional advertising billboards located at different section along Nanjing Road and Henan Road in Shanghai, China. All these three mega-sized advertising panels are installed and maintained by the authorizing party. In October 2012, we acquired rights to operate the 276 square meter advertising area located on the first floor of the Union Building at the entrance of Zhuhai sub-zone of Zhuhai-Macau Cross Border Industrial Zone. During 2013, we terminated two concession rights contracts in February and March. From April to August 2013, we only operated the 276 square meter advertising area located on the first floor of the Union Building at the entrance of Zhuhai sub-zone of Zhuhai-Macau Cross Border Industrial Zone. In September 2013, we secured a new media advertising project in Shanghai, China to operate the 91 advertising lightboxes in arrival hall of Shanghai Hongqiao Railway Station. In January 2014, we entered into an Operating Agreement to co-operate with "Shanghai Changfeng International Sourcing & Investment Co., Ltd." to operate the advertising area of the “Shanghai International Sourcing Center Base” ("the Base") in Shanghai. Under the agreement signed, Shanghai Changfeng International Sourcing & Investment Co., Ltd. ("ISC") is the owner of the Base and responsible for the Base's management. NWCN will be responsible for the media planning and will be the operator for the whole advertising media of the Base.

Our Suppliers

In some of our current and past media projects, we are responsible for installing advertising panels and billboards. We design the shape of our advertising panels and billboards according to the terms approved in the relevant PRC governmental documents. We identify suppliers of component parts used in our advertising panels and contract assembly of our advertising panels to third-party contract assemblers who assemble our advertising panels according to our specification. We select component suppliers based on price and quality. During the fiscal years ended December 31, 2013, 2012 and 2011, we did not install any advertising panels and billboards.

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

During 2013, we had four concession right contacts, which is to operate 1) 52 roadside advertising panels along Nanjing Road in Shanghai, China, 2) a mega-sized advertising billboard located at Raffles City, Shanghai, China and two mega-sized advertising billboards located at different section along Nanjing Road and Henan Road in Shanghai, China, 3) the 276 square meter advertising area located on the first floor of the Union Building at the entrance of Zhuhai sub-zone of Zhuhai-Macau Cross Border Industrial Zone and 4) 91 advertising lightboxes in arrival hall of  Shanghai Hongqiao Railway Station. The names of authorizing parties of these three concession right contracts are Shanghai Chuangtian Advertising Company Limited, Shanghai Shenpu Advertising & Decoration Co., Limited, Lek Pak Company Limited and Shanghai Railway Culture & Advertising Development Co., Ltd.

Our Customers

Our customers include large international and domestic brand name customers. The following tables set forth those customers which accounted for 10% or more of our advertising sales in each fiscal year:

Name of Customer	Advertising Sales %
For the year ended December 31, 2013
Windcom Advertising and Trading	67%

For the year ended December 31, 2012
Shanghai Zhongchang Advertising Limited	12%
Shanghai Zhongteng Advertising Limited	11%
Shanghai Shengyi Advertising Limited	10%

For the year ended December 31, 2011
Shanghai OCT Investment and Development Company Limited	19%
Shanghai Yifangda Advertising Limited	11%
Shanghai Etam Clothing Co., Ltd.	10%

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

As of March 15, 2014, we do not have any registered trademarks, copyrights, licenses or patent rights.

Our Research and Development

No material costs have been incurred on research and development activities for the fiscal years 2013, 2012 and 2011. We do not expect to incur significant research and development costs in the coming future.

Employees

As of December 31, 2013, the Company and its subsidiaries and variable interest entities had approximately 11 employees at our offices located at our Hong Kong and Shanghai offices, all of which are full-time employees.

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

We have a history of operating losses. We have incurred a net loss of $3,893,493 for fiscal year ended December 31, 2013 and our shareholders’ deficit was $7,656,871 as of December 31, 2013. Our cash flow projections presently indicate that our current assets and projected revenues from existing projects on hand will not be sufficient to fund operations over the next twelve months. These raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has expressed uncertainty about our ability to continue as a going concern in its report. The consolidated financial statements included in this Annual Report do not include any adjustments that might result from the outcome of this uncertainty.

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

Our ability to make interest payments on, refinance, or repay our 1% convertible promissory note due 2016 (originally due on April 2, 2014 and extended for two years), will depend on our ability to maintain sufficient cash and generate future cash flow. We have never generated positive annual cash flow from our operating activities, and we may not generate or sustain positive cash flows from operations in the future. Our ability to generate sufficient cash flow will depend on our profit generating power and our ability to explore and secure other prominent advertising related projects, which were affected by various factors such as general economic, financial, competitive, legislative and regulatory conditions. There can be no assurance that we will be able to generate profit and secured prominent projects. If we are unable to generate sufficient cash flow, we may be required to refinance our existing debt, sell assets and obtain additional financing to meet our debt obligations or may even be forced to cease operations.

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

We have issued 1% convertible promissory notes to certain investors (due on April 2, 2016) and our related interest payments on such notes could impose financial burdens on us. Further, during 2012 and 2013, we received certain short-term loans from an unrelated individual with monthly interest rate from 1% to 1.5% to finance our operation. If further debt is added to our consolidated debt level, the related risks that we now face could intensify. Covenants in the convertible notes and related agreements, and debt we may incur in the future, may materially restrict our operations, including our ability to incur additional debt, pay dividends, make certain investments and payments, and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans and we are unable to amend such financial covenants prior to default. An event of default under any debt instrument, if not cured or waived, could have a material adverse effect on us, our financial condition and our capital structure.

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

As required by Item 308 of Regulation S-K, public companies are required to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. a report of our management is included under Item 9A of this Annual Report on Form 10-K. While we believe that the Company has adequate internal control procedures in place, we can provide no assurance that we will be viewed by our independent auditors as complying with all of the requirements imposed thereby or that we will receive a positive attestation from them, if we become an accelerated filer or a large accelerated filer and subject to our auditors’ attestation. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements which could negatively impact our stock market price.

We currently only committed to three advertising media projects in China. Our operating result would depend on the success of these three projects in the event that we cannot secure new promising advertising projects.

Since late 2008, we have undertaken drastic cost-cutting measures and a process of continuously re-assessing the commercial viability of each of our concession right contracts. We determined that many of our concession rights were no longer commercially viable due to high annual fees. As of March 15, 2014, we only retained the media advertising projects in Zhuhai, Shanghai Hongqiao Railway Station and Shanghai International Sourcing Center Base.

In the event that the authorizing parties of these projects breaches the contract terms by terminating the contract early or if the PRC government were to interpret the current rules and regulations differently or if it were to implement new rules and regulations, which limited the period during which we can operate the advertising panels under these three projects, our business, operating results and financial condition could be adversely affected.

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

Since early 2010 we have been restructuring our organization. We have consolidated all our advertising business within one PRC operating company, namely Yi Gao only. In the event that Yi Gao does not comply with PRC laws, rules and regulations, their business licenses may be suspended or even revoked, which could adversely affect our business and operations. As there are substantial uncertainties regarding to the interpretation and implementation of current PRC laws, rules and regulations, we cannot assure you that we are always in compliance with PRC laws, rules and regulation.

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

We rely on contractual arrangements with Xingpin and its shareholders for certain part of our operations, which may not be as effective in providing operational control as direct ownership.

Certain part of our current media operation was conducted by our PRC operating company Xingpin. We, through contractual arrangements, exert effective control on Xingpin and transfer its economic benefits to us for financial results consolidation. These contractual arrangements may not be as effective in providing us with control over media subsidiaries as direct ownership. Under the current contractual arrangements if Xingpin and its registered PRC shareholders fail to perform their respective obligations under these contractual arrangements, we may incur substantial costs to enforce such arrangements, and even need to take legal action to compel their compliance. In the event we are unable to enforce these contractual arrangements, we may become unable to exert effective control over Xingpin and our ability to conduct our business may be negatively affected.

We may lose our priority right to receive proceeds from the sale or auction of the Xingpin s’ equity interest as we did not register Xingpin s’ equity pledge agreement with the relevant PRC authorities.

Each shareholder of Xingpin entered into an equity pledge agreement with Business Boom, pursuant to which each shareholder of Xingpin pledged its equity interest in Xingpin to Business Boom. As we believed that the risk of the PRC shareholders of Xingpin failing to perform their respective obligation was not high, we did not register such equity pledge agreement with the relevant PRC authorities. Besides, under the current practice in the PRC, we would be required to submit an application to the PRC Authorities for revoking any previously registered equity pledges before we could designate a new PRC shareholder to Xingpin. The process for such application varies on a case by case basis, but could last several months. As such, the registration of the equity pledge agreements with the relevant PRC authorities would incur more costs and time if at any time we want to designate other person as the new PRC shareholders. In the opinion of our local PRC counsel, although we did not register the equity pledge agreements, the agreements would still be enforceable under the PRC rules and regulations if the Xingpin shareholders breach their contractual obligations. However, since we did not register the equity pledge agreements, we may lose any priority right to receive proceeds from the sale or auction of the Xingpin equity interests.

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

We currently only committed to two advertising media projects in Shanghai and one advertising media project in Zhuhai, China. Besides, we entered into two framework agreements for two more media projects in Shanghai, China. We need to continue geographic expansion of our media network market by entering into business cooperation agreements with local advertising companies to operate and manage advertising panels in China. We are currently searching for more opportunities but many of the most desirable locations in the major cities have been occupied by our competitors. If we are unable to enter into new agreements at economically advantageous terms, it may increase our costs of sales and increase the difficulty of convincing our advertisers to purchase advertising time so that we may generate profits.

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

The trading market in our common stock has been substantially less liquid than the average trading market for companies quoted on the OTCBB. Reported average daily trading volume in our common stock for the year ended December 31, 2013, was approximately 48,850 shares. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock at a price that is attractive to you.

The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when you want to sell your holdings.

The market price of our common stock is volatile, and this volatility may continue. For instance, between January 1, 2013 and December 31, 2013, the closing bid price of our common stock, as reported on the markets on which our securities have traded, ranged between $0.025 and $0.185. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

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

The conversion of some or all of our outstanding New 1% Convertible Promissory Notes Due 2016, which is convertible at any time into shares of our common stock at an initial conversion price of $0.09304 per share, subject to customary anti-dilution adjustments, and the exercise of Keywin Option, pursuant to which Keywin Investment Holdings Limited is able to purchase an aggregate of 24,562,837 shares of our common stock for an aggregate purchase price of $2 million by January 1, 2014, will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion and exercise could adversely affect prevailing market prices of our common stock.

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

Keywin Holdings Limited of which Dr. Earnest Leung, our Chief Executive Officer is the director, beneficially owns approximately 21% of our outstanding common stock as of March 15, 2014. Accordingly, Dr. Earnest Leung has voting control over those common stocks held by Keywin Holdings Limited. Excluding the Keywin Holdings Limited shares, Dr. Earnest Leung, our Chief Executive Officer beneficially own 5% of our outstanding ordinary shares, as of March 15, 2014. As such, he collectively owns and/or control an aggregate of approximately 26% of our outstanding common stock. Consequently, if he acts individually may exert a significant degree of influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. Without his consent, we could be prevented from entering into transactions or conducting business that could be beneficial to us. Accordingly, his control of the Company could hinder any change in control of our business, particularly where such change of control would benefit stockholders other than him. It would be difficult for us to change our corporate structure if any disputes arise between us and him or if he fails to carry out their contractual and fiduciary obligations to us. Thus, his interests as an officer and employee may differ from their interests as a shareholder or from the interests of our other stockholders, including you.

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

We also maintain office space in Shanghai for certain of our PRC operating companies. Our Shanghai office currently occupies 166 square meters of space at Room 1906, Changfeng International Tower, 89 Yunling East Road, Putuo District, Shanghai, China, for $1,631 per month.

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

On March 28, 2013, Yi Gao transferred the assets rights of the LED panels to Chuangtian.  On April 12, 2013, Yi Gao received a notice from the People's Court of Huangpu District, Shanghai that Chuangtian, as plaintiff, had initiated a contract dispute against Yi Gao seeking an aggregate of RMB216,900 (equivalent to approximately US$34,500 at the then-prevailing exchange rate) for unpaid right fees, penalty and electricity charges. The Company had not operated the respective advertising panels pursuant to the concession right contract started on April 1, 2013. On December 26, 2013, the People's Court of Huangpu District, Shanghai made a judgment to affirm that Yi Gao and Chuangtian reached an agreement to settle the case. As a result, Yi Gao is liable to pay an aggregate of RMB150,000 (equivalent to approximately US$24,470 at the then-prevailing exchange rate) to Chuangtian. On February 17, 2014, Yi Gao paid RMB150,000 to Chuangtian.

On March 27, 2013, Yi Gao received a legal letter dated March 27, 2013 from the legal counsel of Chuangtian, customer of the Shanghai Road Project, alleged to terminate the advertising contract on March 18, 2013 and demanding the refund of advertising fee for the period from April 1, 2013 to June 30, 2013 totaling RMB202,500 (equivalent to approximately US$32,300 at the then-prevailing exchange rate) before March 30, 2013. On April 12, 2013, Yi Gao received a notice from the People's Court of Huangpu District, Shanghai that Chuangtian, as plaintiff, had initiated a contract dispute against Yi Gao seeking an aggregate of RMB202,500 (equivalent to approximately US$32,300 at the then-prevailing exchange rate) for refund of advertising fee. On December 26, 2013, the People's Court of Huangpu District, Shanghai made a judgment to affirm that Yi Gao and Chuangtian reached an agreement to settle the case. As a result, Yi Gao is liable to refund an aggregate of RMB150,000 (equivalent to approximately US$24,470 at the then-prevailing exchange rate) to Chuangtian. On February 17, 2014, Yi Gao paid RMB150,000 to Chuangtian.

On July 5, 2013, Yi Gao received a notice from the People's Court of Huangpu District, Shanghai that Shanghai Shenpu advertising Co. Ltd (“Shenpu”), as plaintiff, had initiated a contract dispute against Yi Gao seeking an aggregate of RMB1,807,215 (equivalent to approximately US$291,000 at the then-prevailing exchange rate) for unpaid rights fee, penalty and production cost. On August 7, 2013, Yi Gao received a court verdict from the People's Court of Huangpu District, Shanghai that Yi Gao is liable to repay the unpaid fee of RMB650,000, penalty and production cost. On August 26, 2013, Yi Gao submitted an appeal to People's Court of Huangpu District, Shanghai that the penalty calculated is not reasonable. On November 13, 2013, Yi Gao withdrew the appeal. As a result, Yi Gao is liable to pay an aggregate of RMB765,463 (equivalent to approximately US$124,870 at the then-prevailing exchange rate) to Shenpu. On February 19, 2014, Yi Gao paid RMB45,221 to Shenpu.

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

Market for Our Common Stock

Since August 1, 2006, our common stock has been quoted on the Over-the-Counter Bulletin Board, or OTCBB, maintained by the Financial Industry Regulatory Authority (“FINRA”), under the symbol “NWCN.” From February 2011 to February 2012, our common stock, along with the securities of over 600 other issuers, was transferred from the OTCBB automated quotation system to the OTCQB, which is part of the OTC Market Group's quotation system, due to the quotation inactivity by our market makers.  However, in February 2012, our common stock resumed quotation on the OTCBB as well. On March 28, 2014, the last reported sales price of our common stock on the OTCBB was $0.097 per share.

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

	Closing Prices (1)
	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2013:
Fourth Quarter	$0.075	$0.025
Third Quarter	$0.165	$0.030
Second Quarter	$0.180	$0.052
First Quarter	$0.185	$0.100

FISCAL YEAR ENDED DECEMBER 31, 2012:
Fourth Quarter	$0.185	$0.060
Third Quarter	$0.185	$0.050
Second Quarter	$0.185	$0.100
First Quarter	$0.300	$0.020

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.bloomberg.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 31, 2014, the Company had approximately 150 stockholders of record and 115,919,467 shares of common stock were issued and outstanding. Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Purchases of Our Equity Securities

No repurchases of our common stock were made during our fiscal year ended December 31, 2013.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to Financial Statements.

Consolidated Statements of Operations Data

	Years ended December 31
	2013	2012	2011	2010	2009
Revenues	$891,366	$1,835,940	$1,794,552	$2,207,479	$1,266,927
Cost of revenues	(1,253,460)	(1,467,698)	(1,115,461)	(1,503,898)	(2,067,881)
Operating expenses	(1,457,305)	(2,324,971)	(2,007,315)	(2,778,004)	(5,423,074)
Other income (expenses), net	36,365	1,888,489	(135,341)	49,681	36,572
Interest and other debt-related expenses	(2,110,459)	(1,142,389)	(638,983)	(578,642)	(31,195,905)
Net loss from continuing operations	(3,893,493)	(1,210,629)	(2,102,548)	(2,603,384)	(37,383,361)
Net loss attributable to NCN common stockholders	(3,893,493)	(1,210,629)	(2,102,548)	(2,603,384)	(37,359,188)
Net loss per share from continuing operations attributable to NCN common stockholders – basic and diluted	$(0.04)	$(0.01)	$(0.02)	$(0.03)	$(0.59)

Consolidated Balance Sheets Data

	Years ended December 31
	2013	2012	2011	2010	2009
Cash	$111,889	$21,008	$65,623	$170,621	$1,969,549
Prepayments for advertising operating rights, net	-	581,990	182,969	209,186	348,239
Total assets	1,288,386	1,739,551	983,444	1,974,613	4,655,442
Convertible promissory notes	4,064,412	2,201,797	4,812,080	4,304,311	3,854,934
Total liabilities	8,945,257	5,771,840	6,039,862	5,499,149	6,146,648
Stockholders’ (deficit) equity	$(7,656,871)	$(4,032,289)	$(5,056,418)	$(3,524,536)	$(1,491,206)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Total advertising revenues were $891,366, $1,835,940 and $1,794,552 for the years ended December 31, 2013, 2012 and 2011 respectively. Our net loss was $3,893,493, $1,210,629 and $2,102,548 for the years ended December 31, 2013, 2012 and 2011 respectively. Our results of operations were negatively affected by a variety of factors, which led to less than expected revenues and cash inflows during the fiscal year 2013, including the following:

●	slower economic growth in PRC
●	the rising costs to acquire advertising rights due to competition among bidders for those rights;
●	slower than expected consumer acceptance of the digital form of advertising media;
●	strong competition from other media companies; and
●	many customers continued to be cost-conscious in their advertising budget especially on our new digital form of media.

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

The 1% Convertible Promissory Notes matured on April 1, 2012 and the Company issued new 1% convertible promissory notes (the “New 1% Convertible Promissory Notes”) to the Note Holders. The New 1% Convertible Promissory Notes bear interest at 1% per annum, are payable semi-annually in arrears, mature on April 1, 2014, and are convertible at any time by the Note Holders into shares of the Company’s common stock at an initial conversion price of $0.09304 per share, subject to customary anti-dilution adjustments. In addition, in the event of a default, the Note Holders will have the right to redeem the New 1% Convertible Promissory Notes at 110% of the principal amount, plus any accrued and unpaid interest. On March 12, 2014, the Company and Note Holders tentatively agreed to extend the maturity date of the New 1% Convertible Promissory Notes to April 1, 2016 with other terms remaining unchanged.

Completes Additional Private Placement

On February 24, 2014, the Company completed three private placements of 7.5 million shares of restricted common stock at $0.1 per share. The transaction took place with three investors and generated gross proceeds of $750,000. Net proceeds from the financing will be used for general corporate purposes including initiation of activities related to the Company's proposed business in China.

The offering was made pursuant to an exemption from registration with the SEC pursuant to Regulation S. The securities have not been registered under the Securities Act of 1933 or any state securities laws and unless so registered may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act of 1933 and applicable state securities laws. The Company did not grant any registration rights to the new shareholders with respect to the Shares in the offering.

New Media Advertising Projects

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

In January 2014, we entered into an Operating Agreement to co-operate with "Shanghai Changfeng International Sourcing & Investment Co., Ltd." to operate the advertising area of the “Shanghai International Sourcing Center Base” ("the Base") in Shanghai. Under the agreement signed, Shanghai Changfeng International Sourcing & Investment Co., Ltd. ("ISC") is the owner of the Base and responsible for the Base's management. NWCN will be responsible for the media planning and will be the operator for the whole advertising media of the Base. Under the terms of the Operating Agreement, NWCN pursues the right to operate the advertising area for a five-year period and with another 5 years renewal option.

In February 2014, we entered into a Cross Selling Agreement with Grand Vision Media Limited (“Grand Vision”) to cross sell our respective products and services. Grand Vision has a well-established sales team in Beijing, Guangzhou and Hong Kong, we can leverage their sales force and enlarge our customer base. Grand Vision has the exclusive rights to operate the advertising panels at “Stellar International Theater Chain” theaters and they plan to install the glass-free 3D LED panels. At present, Stellar International Cineplex has established 56 modern cineplexes in many major cities in China, such as Beijing, Shanghai, Chengdu, Chongqing, Xuzhou, Tianjin, Shenyang, Lanzhou, Guangzhou, Qingdao and Hohhot. SMI Corp Ltd (“SMI”), the operator of Stellar International Theater Chain”, is a leading China theaters’ operator, currently engaged in movie theater operation, film operation, film investment, in-theater counter sales and online shopping. SMI offers more than 20 types of advertising and has planned to build 50 mega LED displayers per annum to attract potential advertisers. As SMI’s theaters network continues to expand, we believe that advertising platform will significantly benefit from its synergies effect. The rapid development of the Chinese film industry in recent years makes it one of the world’s largest markets. Benefiting from China robust economy together with the improvement of its income per capita and urbanization rate, the Chinese film industry continues to flourish.

Identification of Potential Projects

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

Results of Operations

Comparison of Years Ended December 31, 2013 and 2012.

Revenues. Our revenues consist primarily of income from out-of-home advertising panels. We recognize revenue in the period when advertisements are displayed. Revenues for the year ended December 31, 2013 were $891,366, as compared to $1,835,940 for the year ended December 31, 2012, a decrease of 51%. The decrease was attributed to the termination of two media advertising projects in Shanghai in February 2013 and March 2013. The decrease was offset by increase of revenue from Zhuhai project and the new media project started in September 2013.

Cost of Revenues. Cost of revenues primarily consists of fees to obtain rights to operate advertising panels, advertising agency service fees, media display equipment depreciation expenses and other miscellaneous expenses. Cost of revenues for the year ended December 31, 2013 was $1,253,460, a decrease of 15% compared to 1,467,698 for the year ended December 31, 2012. Approximately 71% of the decrease was attributable to a decrease in media display equipment depreciation expenses, which were $51,544 for 2013, as compared to $203,496 for prior year. The decrease was offset by the increase in amortization of advertising operating rights fee, which was $1,240,227 for 2013, as compared to $1,214,397 for prior year.

Gross Loss/Profit. Our gross loss for the year ended December 31, 2013 was $362,094 compared to gross profit for the year ended December 31, 2012 was $368,242. The decrease in gross profit was primarily driven by the decrease in revenues.

Selling and Marketing Expenses. Selling and marketing expenses primarily consists of advertising and other marketing related expenses, compensation and related expenses for personnel engaged in sales and sales support functions. Selling and marketing expenses decreased by 66%, from $267,595 for the year ended December 31, 2012, to $90,215 for the year ended December 31, 2013. The decrease was mainly due to the restructuring of our sales team so as to enhance our operational effectiveness and efficiency.

 General and Administrative Expenses. General and administrative expenses primarily consists of compensation related expenses (including salaries paid to executive and employees, stock-based compensation expense for stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718, employee bonuses and other staff welfare and benefits, rental expenses, amortization expenses of intangible rights, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses. General and administrative expenses for the year ended December 31, 2013 decreased by 34% to $1,367,090, compared to $2,092,180 for the year ended December 31, 2012. Approximately 59% of the decrease in general and administrative expenses was due to a decrease of compensation related expenses and approximately 33% of the decrease was due to increase in stock based compensation expense due to additional of stock based compensation arising from consulting shares in 2012.

Gain from Write-off of Long-aged Payables. Gain from write-off of long-aged payables was $nil for the year ended December 31, 2013 compared to $34,804 for the year ended December 31, 2012.  We believed the obligation for future settlement for such long-aged payables is remote and therefore wrote them off.

Other income (expenses), net - Other income, net for the year ended December 31, 2013 was $36,365, as compared to other expenses, net of $1,888,489 for the corresponding prior year period. The decrease in other income, net was primarily attributed to the extension of convertible promissory notes in April 2012, from which the Company recorded a one-time gain on extinguishment of debt amounting to $1,877,594 during 2012.

Interest and Other Debt-Related Expenses. Interest and other debt-related expenses for the year ended December 31, 2013 increased to $2,110,459, or by 85%, compared to $1,142,389 for the year ended December 31, 2012. Approximately 83% of the increase was due to the increase in amortization of debt discount as a result of the extension of convertible promissory notes in April 2012 and the remaining 17% was attributable to the increase in interest expense for the short-term loans.

Income Taxes. The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded for the year ended December 31, 2013 and 2012 as the Company and all of its subsidiaries and variable interest entities operated at a tax loss basis in fiscal 2013 and 2012.

Net Loss. The Company incurred a net loss of $3,893,493 for the year ended December 31, 2013, an increase of 222% compared to a net loss of $1,210,629 for the year ended December 31, 2012. The increase in net loss was primarily due to decrease in revenue and increase in Interest and Other Debt-Related Expenses for the year ended December 31, 2013.

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

Liquidity and Capital Resources

Cash Flows

As of December 31, 2013, current assets were $1,205,226, and current liabilities were $8,915,509. Cash as of December 31, 2013 was $111,889 compared to $21,008 as of December 31, 2012, an increase of $90,881. The increase was mainly attributable to an increase in short-term loans offset by cash used in operating activities

As of December 31, 2012, current assets were $1,483,430, current liabilities were $3,529,060. Cash as of December 31, 2012 was $21,008 compared to $65,623 as of December 31, 2011, a decrease of $44,615. The decrease was mainly attributable to the cash used in operating activities and investing activities, which was partially offset by an increase in short-term loans.

The following table sets forth a summary of our cash flows for the periods indicated:
	Years ended December 31,
	2013	2012	2011
Net cash used in operating activities	$(608,424)	$(582,753)	$(388,278)
Net cash (used in) provided by investing activities	(1,307)	(167,120)	66,675
Net cash provided by financing activities	725,682	713,652	229,744
Effect of exchange rate changes on cash	(25,070)	(8,394)	(13,139)
Net increase(decrease) in cash	90,881	(44,615)	(104,998)
Cash at the beginning of year	21,008	65,623	170,621
Cash at the end of year	$111,889	$21,008	$65,623

Operating Activities
Net cash used in operating activities for the year ended December 31, 2013 was $608,424, as compared with $582,753 for the year ended December 31, 2012, an increase of $25,671. The increase in net cash used in operating activities was mainly attributable the decrease in gross profit.

Net cash used in operating activities for the year ended December 31, 2012 was $582,753, as compared with $388,278 for the year ended December 31, 2011, an increase of $194,475. The increase in net cash used in operating activities was mainly attributable the decrease in gross profit and was partially offset by better management of our working capital.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2013 was $1,307, as compared with $167,120 for the year ended December 31, 2012. The decrease in net cash used in investing activities was mainly attributable to leasehold improvements paid for the relocation of our Hong Kong and Shanghai offices as well as a motor vehicle purchased during 2012.

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

Financing Activities

Net cash provided by financing activities was $725,682 for the year ended December 31, 2013, as compared with $713,652 for the year ended December 31, 2012. The increase was mainly due to the receipts of short-term loans for financing our operations during the year ended December 31, 2013.

Net cash provided by financing activities was $713,652 for the year ended December 31, 2012, as compared with $229,744 for the year ended December 31, 2011. The increase was mainly due to the receipts of short-term loans for financing our operations during the year ended December 31, 2012.

Short-term Loans

As of December 31, 2013, the Company recorded an aggregated amount of $1,536,440 short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on due date. As of the date of this annual report, $105,874 of those loans had been repaid.

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

Since May 2010, we have only kept one concession right contract, which is to operate 52 roadside advertising panels along the Nanjing Road in Shanghai, China. All those panels were installed and are owned by us. In February 2012, we secured a new advertising media projects under which we acquired rights to operate a mega-sized traditional advertising billboard located at Raffles City, Shanghai, China and 2 mega-sized traditional advertising billboards located at different section along Nanjing Road and Henan Road in Shanghai, China. All these three mega-sized advertising panels are installed and maintained by the authorizing party. In October 2012, we secured a new media advertising project in Zhuhai, China. Pursuant to the agreement, we were granted the right to operate the 276 square meter advertising area located on the first floor of the Union Building at the entrance of Zhuhai sub-zone of Zhuhai-Macau Cross Border Industrial Zone. All those advertising panels and billboard are installed and maintained by the authorizing party. The two media projects in Shanghai were terminated in February and March 2013 respectively. In September 2013, we secured a new media advertising project in Shanghai, China to operate the 91 advertising lightboxes in arrival hall of Shanghai Hongqiao Railway Station.

The details of our advertising operating rights fee were as follows:

	Years Ended December 31,
	2013	2012	2011
Prepayments for advertising operating rights	$143,529	$1,499,506	$684,150
Settlement of accrued advertising operating rights	-	-	-
Total payments	$143,529	$1,499,506	$684,150

Amortization of prepayments for advertising operating rights	$668,547	$1,098,447	$714,921
Accrued advertising operating rights fee recognized	571,680	115,950	-
Total advertising operating rights fee expensed	$1,240,227	$1,214,397	$714,921

	As of December 31,
	2013	2012
Prepayments for advertising operating rights, net	$-	$581,990

Accrued advertising operating rights	$(639,153)	$(115,950)

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

Capital Expenditures

During the years ended December 31, 2013, 2012 and 2011, we acquired assets of $1,719, $170,314 and $35,309 respectively which were financed through the cash flow generated from our operations.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of December 31, 2013:

	Payments due by period
	Total	Due in 2014	Due in 2015 - 2016	Due in 2017-2018	Thereafter
Debt Obligations (a)	$5,000,000	$5,000,000	$-	$-	$-
Operating Lease Obligations (b)	131,476	131,476	-	-	-
Advertising Operating Rights Fee Obligations (c)	4,580,268	2,310,416	2,269,852	-	-

(a) Debt Obligations. We issued an aggregate of $5,000,000 in 1% Convertible Promissory Notes in April 2009 to our investors and such 1% Convertible Promissory Notes matured on April 1, 2014. On March 12, 2014, the Company and the Note Holders tentatively agreed to extend the maturity date of the 1% Convertible Promissory Notes for a period of two years. For details, please refer to the Note 10 of the consolidated financial statements.

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

Interest Rate Sensitivity

We have no significant interest-bearing assets and our convertible promissory notes and short-term loans are fixed rate securities. Our current exposure to market risk for changes in interest rates relates primarily to the interest income generated by our cash deposits in banks and the fair value of our invested securities. Although we do not believe that interest rate has had a material impact on our financial position or results of operations to date, increase in interest rates in the future could increase interest cost on our new debt and could adversely impact our ability to refinance existing debt and limit our acquisition and development activities.

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

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Revenues, net	$183,292	$151,119	$150,318	$406,637	$536,477	$356,480	$536,208	$406,775
Gross profit	(237,116)	(64,881)	(2,057)	(58,040)	47,342	9,239	183,571	128,090
Net ( loss) income	(1,222,718)	(898,156)	(749,294)	(1,023,325)	(1,080,817)	(664,759)	1,158,392	(623,445)
Net loss per common share – basic and diluted	$(0.012)	$(0.009)	$(0.007)	$(0.010)	$(0.007)	$(0.007)	$0.012	$(0.006)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 17, 2012, the Board of Directors of the Company approved the appointment of Union Power HK CPA Limited (“UPHK”) (Formerly known as “Hong Kong Great Wall Certified Public Accountants Limited”) as the Company’s independent auditor.

During the Company’s two most recent fiscal years ended December 31, 2013 and 2012 and through UPHK’s appointment on May 17, 2012, neither the Company nor anyone acting on its behalf consult with UPHK with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and UPHK did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of a disagreement or any reportable events as defined and set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

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

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as of December 31, 2013, in accordance with Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on and as a result of this evaluation, our Chief Executive Officer and our Interim Chief Financial Officer have determined that as of the end of the period covered by this annual report, our disclosure controls and procedures were effective.

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

Our management, with the participation and under the supervision of our Chief Executive Officer, Earnest Leung and our Interim Chief Financial Officer, Shirley Cheng, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, Dr. Leung and Ms. Cheng determined that our internal control over financial reporting was effective as of December 31, 2013.

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

Name	Age	Position	Director Since
Earnest Leung	57	Chief Executive Officer and Chairperson of the Board	2009
Shirley Cheng	35	Interim Chief Financial Officer and Corporate Secretary	N/A
Gerald Godfrey	85	Director	2009
Charles Liu	63	Director	2011
________
Remarks:

Each Director serves until our 2014 annual stockholders meeting and until their respective successors are duly elected and qualified or earlier resignation or removal.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during fiscal 2013, all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements.
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
________
C = Chairperson
M = Member

On January 15, 2013, Mr. Ronald Lee, Director the Company notified the Company of his intention to resign from his position as a director of the Company for personal reasons. Mr. Lee’s resignation will become effective on February 1, 2013. Mr. Lee’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. The Board of Directors of the Company is currently reviewing candidates to fill the vacancy on the Board of Directors caused by Mr. Lee’s resignation and will announce the appointment of a suitable candidate as soon as such determination is made.

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

In early 2014, the Audit Committee has reviewed and discussed with management and the independent auditors the audited consolidated financial statements in the Company’s 2013 Annual Report on Form 10-K. Management represented to the Audit Committee that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles. The Audit Committee discussed with the independent auditors matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees,” as amended.

The Company’s independent auditors also provided to the Audit Committee the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditors’ communications with the Audit Committee concerning independence. The Audit Committee discussed with the independent auditors their independence.

Based on the Audit Committee’s discussions with management and the independent auditors, and the Audit Committee’s review of the Company’s audited consolidated financial statements, representation of management and the report of the independent auditors to the Audit Committee, the Audit Committee recommended that the Board of Directors include the audited consolidated financial statements in the Company’s 2013 Annual Report on Form 10-K filed with the SEC.

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

ITEM 11.  EXECUTIVE COMPENSATION

Persons Covered

As of December 31, 2013, there were only two Executive Officers including Chief Executive Officer and Interim Chief Financial Officer in the Company. The Company’s Chief Executive Officer and Interim Chief Financial Officer during fiscal year 2013 and the Company’s executive officer as of December 31, 2013, or the Named Executive Officers are set forth below:

Name	Position
Earnest Leung	Chief Executive Officer and Chairperson of the Board
Shirley Cheng	Interim Chief Financial Officer and Corporate Secretary
________

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

Elements of Compensation

The executive compensation for (i) the Company’s Chief Executive Officer and Chief Financial Officer and (ii) the Company’s compensated executive officer who were serving as executive officers (collectively “Named Executive Officers”) for fiscal 2013 primarily consisted of base salary, long term incentive equity compensation, income tax reimbursement, and other compensation and benefit programs generally available to other employees,

Base Salary. The Board establishes base salaries for the Company’s Named Executive Officers based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies in the Company’s peer group for similar positions. Generally, the Board believes that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions and with similar responsibilities at comparable companies in line with our compensation philosophy.

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

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid during fiscal years 2013, 2012 and 2011, to the Named Executive Officers:

Name and Principal Position	Year	Salary ($)	(1) Bonus ($)	(2) Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(3) All Other Compensation ($)	Total ($)
Earnest Leung, Chief Executive Officer and Director	2013	-	-	-	-	-	-	1,923	1,923
	2012	-	-	-	-	-	-	1,763	1,763
	2011	69,231	-	-	-	-	-	87,782	157,013

Shirley Cheng Interim Chief Financial Officer and Corporate Secretary	2013	63,000	-	-	-	-	-	1,923	64,923
	2012	48,234	-	-	-	-	-	1,378	49,612
	2011	-	-	-	-	-	-	-	-

Godfrey Hui, Former Deputy Chief Executive Officer and Former Director	2013	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	1,763	1,763
	2011	69,231	-	-	-	-	-	69,659	138,890

Jennifer Fu, Former Chief Financial Officer and Former Corporate Secretary	2013	-	-	-	-	-	-	-	-
	2012	17,800	-	-	-	-	-	3,880	21,680
	2011	79,263	-	-	-	-	-	10,769	90,032
______
(1)
No bonus was paid to the Named Executive Officers in fiscal 2013, 2012 and 2011. The amounts reflected the salary paid to the Executives during each of fiscal years. The Company withheld 12 months’ and 3 months’ salary payment for Dr. Leung and Mr. Hui during the fiscal year ended December 31, 2013, 2012 and 2011 respectively.

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

The aggregate number of stock awards vested to each of the Named Executive Officers for his/her service rendered in each fiscal period was summarized as follows:

Named Executive Officer	2013	2012	2011
Earnest Leung	-	-	-
Shirley Cheng	-	-	-
Godfrey Hui	-	-	-
Jennifer Fu	-	-	-

As of December 31, 2013, all the above stocks were issued to each of Named Executive Officers.

(3)	All other compensation only represents the followings:

(a) a monthly contribution of (From January to June 2012: HK$1,000 or approximately $128; From June to December 2013: HK$1,250 or approximately $160) paid by the Company into a mandatory provident fund for the benefit of each of the Named Executive Officers;

(b) monthly cash allowance of HK$40,000 (approximately $5,128) paid to Dr. Earnest Leung and Mr. Godfrey Hui commencing from July 2009 and monthly allowance of HK$6,000 (approximately $769) paid to Ms. Jennifer Fu commencing from February 2010; The Company withheld 12 months’ and 3 months’ cash allowance for Dr. Leung and Mr. Hui during the fiscal year ended December 31, 2013, 2012 and 2011 respectively; and

(c) Income tax reimbursement paid to Dr. Earnest Leung, Mr. Godfrey Hui and Ms Jennifer Fu during each fiscal year. As the Company disclosed the income tax reimbursement accrued to each of executives for past years, the amounts reported in the table above differ from the amounts previously reported in our Summary Compensation Table for the same persons in those same years. As of December 31, 2013, the accrued income tax reimbursement to Dr. Leung and Mr. Hui and Ms. Fu and Ms. Cheng was $104,722, $59,878, $nil and $nil respectively. During the year ended December 31, 2012, income tax reimbursement of HK$9,266 (approximately $1,188) was paid to Ms. Fu.

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

Grants of Plan-Based Awards

The following table sets forth information regarding grants of awards to the Named Executive Officers during the year ended December 31, 2013:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock and Options Awards	Closing Price on Grant Date ($/share)
Earnest Leung	-	-	-	-	-	-
Shirley Cheng	-	-	-	-	-	-

No stock awards were granted to the Company’s Named Executive Officers during fiscal year 2013.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the equity awards outstanding at December 31, 2013 for each of the named executive officers.

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

Director Compensation

Overview

All the compensation packages for each of directors are proposed by the Remuneration Committee and approved by the Board of Directors. Director compensation packages in 2013 generally consist of cash compensation and long-term incentive equity compensation.

Cash compensation  On July 2012, the Remuneration Committee proposed the monthly cash compensation for each director remain unchanged, which was approved by the Board. As such, all employee directors and non-employee directors were entitled to a uniform monthly cash compensation of $1,500 for their service from July 1, 2012 to June 30, 2013. On August 2013, the Remuneration Committee proposed the monthly cash compensation for each director remain unchanged, which was approved by the Board.

Long-Term Incentive Equity Compensation.  The Board believes that stock-based awards promote the long-term growth and profitability of the Company by providing directors with incentives to improve shareholder value and contribute to the success of the Company. Our Board determined the number of stock to be granted to directors for their service by considering the aggregate fair value as at the grant date of the past stock awards given to non-employee director and the Company’s performance. In July 2012, the non-employee directors, Mr. Ronald Lee, Mr. Gerald Godfrey and Mr. Charles Liu, were also granted an award of 120,000 shares each, at a fair value of $22,200 at the date of grant and to be vested on July 1, 2013, for their one-year service from July 1, 2012 to June 30, 2013. In August 2013, the directors, Dr. Leung, Mr. Gerald Godfrey and Mr. Charles Liu, were also granted an award of 120,000 shares each, at a fair value of $8,388 at the date of grant and to be vested on July 1, 2014, for their one-year service from July 1, 2013 to June 30, 2014.

 The following table provides information about the compensation earned by directors who served during fiscal year 2013:

Name of director(3)	Fees Earned or Paid(1) in Cash ($)	Stock Awards(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)		Total ($)
Earnest Leung	18,000	4,194	-	-	-	-	-	22,194
Gerald Godfrey*	18,000	15,294	-	-	-		-	33,294
Charles Liu*	18,000	15,294	-	-	-		-	33,294
Ronald Lee*	1,500	-	-	-	-		-	1,500
*Non-employee directors
______
(1)  For the service periods from January to December 2013, both the employee directors and non-employee directors were entitled to a monthly cash compensation of $1,500.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2013 with respect to compensation plans, under which securities are authorized for issuance, aggregated as to (i) compensation plans previously approved by security holders, and (ii) compensation plans not previously approved by security holders.

Equity Compensation Plan Information

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights (A)	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights (B)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (A)) (C)

Equity compensation plans approved by security holders	-	-	10,087,548 (1)

Equity compensation plans not approved by security holders	20,000 (2)	$3.5	-

Total	20,000 (2)	$3.5	10,087,548

(1)
We reserved 600,000 shares for issuance under our 2004 Stock Incentive Plan, of which 200,000 shares are still available for issuance as of December 31, 2013. We reserved 40,200,000 shares for issuance under our Amended and Restated 2007 Equity Incentive Plan of which 9,887,548 are still available for issuance as of December 31, 2013. See below subsection - " Equity Incentive Plans" for more information about the plan.

(2)
A warrant to purchase 20,000 shares of restricted common stock was granted to a consultant on August 25, 2006 with an exercise price of $3.5 per share. The warrant shall remain exercisable until August 25, 2016. The warrant remained unexercised as of December 31, 2013.

Option Grants in the Last Fiscal Year

None.

Equity Incentive Plan

In April 2004, our Board of Directors and holders of a majority of our then outstanding common stock authorized and approved the 2004 Stock Incentive Plan, or the 2004 Plan. Under the 2004 Plan, we reserved 600,000 shares of our common stock for issuance upon exercise of incentive and non-qualified stock options, stock bonuses and rights to purchase awarded from time-to-time, to our officers, directors, employees and consultants. As of December 31, 2013, 400,000 shares have been issued under the plan and 200,000 shares remain available for issuance. No options, warrants or other rights to acquire shares of our common stock have been granted or are outstanding under the plan. A registration statement on Form S-8 was filed with the SEC with respect to 400,000 shares of common stock issuable under the plan on April 22, 2004 (SEC File No. 333-114644).

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

On October 31, 2012, the Board of Directors approved the third amendment and restatement of the 2007 Equity Incentive Plan (the “Third Amendment of 2007 Plan”), with the only change being to increase the maximum number of shares of common stock of the Company, par value $0.001 per share that may be issued and sold under the 2007 Plan from 31,400,000 to 40,200,000, and submitted it for stockholder’s approval. The Board of Directors believes that such arrangements will be instrumental for us to be able to continue to attract and retain outstanding employees. A registration statement on Form S-8 was filed with the SEC on January 16, 2014 (SEC File No. 333-193381) with respect to the Second Amendment of 2007 Plan.

As of December 31, 2013, 30,312,452 shares have been issued under the plan and 9,887,548 shares remain available for issuance. No options, warrants or other rights to acquire shares of our common stock have been granted or are outstanding under the plan.

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

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth information as of March 31, 2014, regarding the beneficial ownership of our common stock (a) by each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) by each of the Company’s officers and directors; (c) and by the Company’s officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. Unless otherwise identified, the address of the directors and officers of the Company listed above is Room 2120 & 2122, Leighton Centre, 77 Leighton Road, Causeway Bay, Hong Kong.

Title of Class	Name and Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership (1)	Percent of Class (4)
Common Stock	Earnest Leung	CEO and Director	54,997,334 (2)	39.1
Common Stock	Shirley Cheng	Interim CFO	-	-
Common Stock	Gerald Godfrey	Director	120,000	*
Common Stock	Charles Liu	Director	135,000	*
All Officers and Directors as a group (4 persons named above)			55,252,334
Common Stock	Keywin Holdings Limited (5) Room 902, 9/F1., Universal Trade Centre, 3 Arbuthnot Road, Central, Hong Kong	5% Security Holder	48,704,734 (3)	34.7
Common Stock	Sino Portfolio International Ltd(6) 3104 -7, 31/F, Central Plaza, 18 Harbour Road, Hong Kong	5% Security Holder	27,536,288	19.6
Common Stock	Godfrey Hui Room 2120 & 2122 Leighton Centre, 77 Leighton Road, Causeway Bay, Hong Kong	5% Security Holder	13,105,112	9.3

Total Shares Owned by Persons Named above			95,893,733
______
  * Less than 1%

(1)  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)  Includes 24,141,897 shares held by Keywin Holdings Limited of which Dr. Earnest Leung is the director and also an option for Keywin Holdings Limited to purchase an aggregate of 24,562,837 shares of the Company’s common stock, exercisable for an aggregate purchase price of $2,000,000 by January 1, 2015.

(3) Includes an option to purchase an aggregate of 24,562,837 shares of the Company’s common stock, exercisable for an aggregate purchase price of $2,000,000 by January, 2015.

(4)  A total of 115,919,467 shares of our common stock outstanding are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 31, 2014. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

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

On January 1, 2010, the Company and Keywin, of which Dr. Earnest Leung is the director and his spouse is the sole shareholder, entered into the third Amendment, pursuant to which the Company agreed to further extend the exercise period for the Keywin Option under the Note Exchange and Option Agreement between the Company and Keywin, to purchase an aggregate of 24,562,837 shares of our common stock for an aggregate purchase price of $2,000,000, to an eighteen-month period ended on October 1, 2010, and provide the Company with the right to unilaterally terminate the exercise period upon 30 days’ written notice. On September 30, 2010 and June 1, 2011, the exercise period for the Keywin Option was extended to a twenty-seven-month period ended on June 30, 2011 and a thirty-three-month period ended on January 1, 2012 respectively. On December 30, 2011, the exercise period for the Keywin Option was further extended to a thirty-nine-month period ending on July 1, 2012. On June 28, 2012, the exercise period for the Keywin Option was further extended to a forty-five-month period ending on January 1, 2013. On December 28, 2012, the exercise period for the Keywin Option was further extended to a fifty-seven-month period ending on January 1, 2014. On December 31, 2013, the exercise period for the Keywin Option was further extended to a sixty-nine-month period ending on January 1, 2015.

During the year ended December 31, 2013, 2012 and 2011, the Company received an aggregate loans from Dr. Earnest Leung amounting to $13,250, $117,948 and $291,458 and repaid loans of $71,924, $197,364 and $68,124 to Dr. Earnest Leung respectively. The amount is unsecured, bears no interest and repayable on demand. The maximum amount outstanding during the year ended December 31, 2013, 2012 and 2011 is $143,918, $341,282 and $223,334 respectively. As of December 31, 2013 and 2012, the Company recorded an amount of $85,245 and $143,918 payable to director respectively.

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

Director Independence

Mr. Gerald Godfrey Mr. Charles Liu each serves on our board of directors as an “independent director” as defined by the Nasdaq Marketplace Rules. Our board of directors currently has three standing committees which perform various duties on behalf of and report to the board of directors: (i) audit committee, (ii) remuneration committee and (iii) nominating committee. Each of the three standing committees is comprised entirely of these independent directors.

There are no family relationships among any of our directors or executive officers. There are no arrangements or understandings among any of the directors, executive officers or other persons pursuant to which any officer or director was selected to serve as a director or officer.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Union Power Hong Kong Certified Public Accountants Limited (Formerly known as “Hong Kong Great Wall Certified Public Accountants Limited”) is our Principal Independent Registered Public Accountants engaged to audit our financial statements for the fiscal years ended December 31, 2013 and 2012. The following table shows the fees that we paid or accrued for the audit and other services provided by Union Power Hong Kong Certified Public Accountants Limited, for the fiscal years ended December 31, 2013 and 2012.

Fee Category	2013	2012
Audit Fees	$61,537	$61,537
Audit-Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

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

All services provided by Union Power Hong Kong Certified Public Accountants Limited during the fiscal years ended December 31, 2013 and 2012 were pre-approved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements are filed as a part of this Form 10-K :

(i)	Reports of Independent Registered Public Accounting Firms
(ii)	Consolidated Balance Sheets as of December 31, 2013 and 2012
(iii)	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2013, 2012 and 2011
(iv)	Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
(vi)	Notes to Consolidated Financial Statements

(b) The following Exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description
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

4.14
Network CN Inc. Third Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference from Exhibit 4.2 to Registrant's Current Report on Form S-8 filed with the SEC on January 16, 2014).

10.1
Note and Warrant Purchase Agreement, in connection with 3% Convertible Promissory Notes, dated November 19, 2007. (incorporated herein by reference from Exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the SEC on November 26, 2007). Un-redacted Note and Warrant Purchase Agreement ( incorporated herein by reference from Exhibit 10.1 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.2
First Amendment to Note and Warrant Purchase Agreement, in connection with 3% Convertible Promissory Notes, dated January 31, 2008 (incorporated herein by reference from to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2008)

10.3
Security Agreement, in connection with 3% Convertible Promissory Notes, dated January 31, 2008, by and among the Company and Sculptor Finance (MD) Ireland Limited, as Collateral Agent for and representative of the investors. (incorporated herein by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2008)

10.4
Registration Rights Agreement, dated November 19, 2007, by and among (i) Network CN Inc., Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited and Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P. (incorporated herein by reference from Exhibit 99.4 to Registrant's Current Report on Form 8-K filed with the SEC on November 26, 2007)

10.5
Share Purchase Agreement, dated January 1, 2008, by and among Network CN Inc. and Cityhorizon BVI, Lianhe, Bona and Liu Man Ling, an individual and sole shareholder of Cityhorizon BVI. (incorporated herein by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on January 7, 2008)

10.6
Note and Warrant Purchase Agreement, in connection with 12% Convertible Promissory Note and Warrants, dated November 12, 2007, between the Company and Wei An Developments Limited.(incorporated herein by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on November 14, 2007)

10.7
Stock Purchase Agreement, dated September 1, 2008, between Zhanpeng Wang, an individual, and NCN Group Limited, to dispose of non-media business. (incorporated herein by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 3, 2008)

10.8
Note Exchange Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P. (incorporated herein by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on April , 2009)

10.9
Note Exchange and Option Agreement, dated April 2, 2009, between the Company and Keywin Holdings Limited. (incorporated herein by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.10
Letter Agreement and Termination of Investor Rights Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd., OZ Global Special Investments Master Fund, L.P. and Keywin Holdings Limited. (incorporated herein by reference from Exhibit 10.3 to Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.11
Employment Agreement, dated July 15, 2009, between the Company and Earnest Leung. (incorporated herein by reference from Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.12
Employment Agreement, dated July 15, 2009, between the Company and Godfrey Hui. (incorporated herein by reference from Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.13
Amendment No. 1 to Note Exchange and Option Agreement, dated July 1, 2009, between Keywin Holdings Limited and the Company. (incorporated herein by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.14
Amendment No. 2 to Note Exchange and Option Agreement dated September 30, 2009, between Keywin Holding Limited and the Company. (incorporated herein by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009)

10.15
Amendment No. 3 to Note Exchange and Option Agreement, dated January 1, 2010, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2010)

10.16
Amendment No. 4 to Note Exchange and Option Agreement, dated September 30, 2010, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 8, 2010)

10.17
Amendment No. 5 to Note Exchange and Option Agreement, dated June 1, 2011, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)

10.18
Amendment No. 6 to Note Exchange and Option Agreement, dated December 30, 2011, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.16 to the Registrant's Annual Report on Form 10-K filed with the SEC on April 16, 2012)

10.19
Amendment No. 7 to Note Exchange and Option Agreement, dated June 28, 2012, between Keywin Holding Limited and the Company(incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

10.20
Amendment No.8 to note Exchange and Option Agreement, dated December 28, 2012, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.20 to the Registrant's Annual Report on Form 10-K filed with the SEC on May 10, 2013)

10.21	Amendment No.9 to note Exchange and Option Agreement, dated December 31, 2013, between Keywin Holding Limited and the Company*
10.22
Lease Agreement, dated November 1, 2009, between NCN Group Management Limited and Vision Tech International Holdings Limited (incorporated herein by reference from Exhibit 10.24 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2010)

10.23
Lease Agreement, dated May 1, 2010, between NCN Group Management Limited and China Boon Holdings Limited (incorporated herein by reference from Exhibit 10.18 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 18, 2011).

10.24
Lease Agreement, dated November 1, 2010, between NCN Group Management Limited and China Boon Holdings Limited (incorporated herein by reference from Exhibit 10.19 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 18, 2011)

10.25
Lease Agreement, dated February 1, 2011, between NCN Group Management Limited and China Boon Holdings Limited (incorporated herein by reference from Exhibit 10.20 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 18, 2011).

10.26
Lease Agreement, dated February 15, 2012, between NCN Group Management Limited and Leighton Property Company Limited (incorporated herein by reference from Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed with the SEC on April 16, 2012).

10.27
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

10.39
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
Date: March 31, 2014

	By:	/s/ Shirley Cheng
Shirley Cheng
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: March 31, 2014

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Earnest Leung	Chief Executive Officer and Director	March 31, 2014
Earnest Leung	(Principal Executive Officer)

/s/ Shirley Cheng	Interim Chief Financial Officer	March 31, 2014
Shirley Cheng	(Principal Financial and Accounting Officer)

/s/ Charles Liu	Director	March 31, 2014
Charles Liu

/s/ Gerald Godfrey	Director	March 31, 2014
Gerald Godfrey

EXHIBIT INDEX

Exhibit No.	Description
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

4.14
Network CN Inc. Third Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference from Exhibit 4.2 to Registrant's Current Report on Form S-8 filed with the SEC on January 16, 2014).

10.1
Note and Warrant Purchase Agreement, in connection with 3% Convertible Promissory Notes, dated November 19, 2007. (incorporated herein by reference from Exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the SEC on November 26, 2007). Un-redacted Note and Warrant Purchase Agreement ( incorporated herein by reference from Exhibit 10.1 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.2
First Amendment to Note and Warrant Purchase Agreement, in connection with 3% Convertible Promissory Notes, dated January 31, 2008 (incorporated herein by reference from to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2008)

10.3
Security Agreement, in connection with 3% Convertible Promissory Notes, dated January 31, 2008, by and among the Company and Sculptor Finance (MD) Ireland Limited, as Collateral Agent for and representative of the investors. (incorporated herein by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2008)

10.4
Registration Rights Agreement, dated November 19, 2007, by and among (i) Network CN Inc., Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited and Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P. (incorporated herein by reference from Exhibit 99.4 to Registrant's Current Report on Form 8-K filed with the SEC on November 26, 2007)

10.5
Share Purchase Agreement, dated January 1, 2008, by and among Network CN Inc. and Cityhorizon BVI, Lianhe, Bona and Liu Man Ling, an individual and sole shareholder of Cityhorizon BVI. (incorporated herein by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on January 7, 2008)

10.6
Note and Warrant Purchase Agreement, in connection with 12% Convertible Promissory Note and Warrants, dated November 12, 2007, between the Company and Wei An Developments Limited.(incorporated herein by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on November 14, 2007)

10.7
Stock Purchase Agreement, dated September 1, 2008, between Zhanpeng Wang, an individual, and NCN Group Limited, to dispose of non-media business. (incorporated herein by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 3, 2008)

10.8
Note Exchange Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P. (incorporated herein by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on April , 2009)

10.9
Note Exchange and Option Agreement, dated April 2, 2009, between the Company and Keywin Holdings Limited. (incorporated herein by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.10
Letter Agreement and Termination of Investor Rights Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd., OZ Global Special Investments Master Fund, L.P. and Keywin Holdings Limited. (incorporated herein by reference from Exhibit 10.3 to Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.11
Employment Agreement, dated July 15, 2009, between the Company and Earnest Leung. (incorporated herein by reference from Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.12
Employment Agreement, dated July 15, 2009, between the Company and Godfrey Hui. (incorporated herein by reference from Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.13
Amendment No. 1 to Note Exchange and Option Agreement, dated July 1, 2009, between Keywin Holdings Limited and the Company. (incorporated herein by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.14
Amendment No. 2 to Note Exchange and Option Agreement dated September 30, 2009, between Keywin Holding Limited and the Company. (incorporated herein by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009)

10.15
Amendment No. 3 to Note Exchange and Option Agreement, dated January 1, 2010, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2010)

10.16
Amendment No. 4 to Note Exchange and Option Agreement, dated September 30, 2010, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 8, 2010)

10.17
Amendment No. 5 to Note Exchange and Option Agreement, dated June 1, 2011, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)

10.18
Amendment No. 6 to Note Exchange and Option Agreement, dated December 30, 2011, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.16 to the Registrant's Annual Report on Form 10-K filed with the SEC on April 16, 2012)

10.19
Amendment No. 7 to Note Exchange and Option Agreement, dated June 28, 2012, between Keywin Holding Limited and the Company(incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

10.20
Amendment No.8 to note Exchange and Option Agreement, dated December 28, 2012, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.20 to the Registrant's Annual Report on Form 10-K filed with the SEC on May 10, 2013)

10.21	Amendment No.8 to note Exchange and Option Agreement, dated December 31, 2013, between Keywin Holding Limited and the Company*
10.22
Lease Agreement, dated November 1, 2009, between NCN Group Management Limited and Vision Tech International Holdings Limited (incorporated herein by reference from Exhibit 10.24 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2010)

10.23
Lease Agreement, dated May 1, 2010, between NCN Group Management Limited and China Boon Holdings Limited (incorporated herein by reference from Exhibit 10.18 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 18, 2011).

10.24
Lease Agreement, dated November 1, 2010, between NCN Group Management Limited and China Boon Holdings Limited (incorporated herein by reference from Exhibit 10.19 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 18, 2011)

10.25
Lease Agreement, dated February 1, 2011, between NCN Group Management Limited and China Boon Holdings Limited (incorporated herein by reference from Exhibit 10.20 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 18, 2011).

10.26
Lease Agreement, dated February 15, 2012, between NCN Group Management Limited and Leighton Property Company Limited (incorporated herein by reference from Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed with the SEC on April 16, 2012).

10.27
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

10.39
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

 * Filed herewith.

NETWORK CN INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of:
Network CN Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Network CN Inc. and its subsidiaries and variable interest entities (collectively referred to as the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years ended 31 December 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the year ended December 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred net losses of $3,883,493, $1,210,629 and $2,102,548 for the years ended December 31, 2013, 2012 and 2011 respectively. Additionally, the Company used net cash in operating activities of $680,424, $582,753 and $388,278 for the years ended December 31, 2013, 2012 and 2011 respectively. As of December 31, 2013 and 2012, the Company recorded stockholders’ deficit of $7,656,871 and $4,032,289 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

UNION POWER HK CPA LIMITED

Certified Public Accountants

Hong Kong SAR

March 31, 2014

An independent member of AGN International

NETWORK CN INC.
CONSOLIDATED BALANCE SHEETS

		As of December 31,
	Note	2013	2012
ASSETS
Current Assets
Cash		$111,889	$21,008
Accounts receivable, net	4	759,977	719,041
Prepayments for advertising operating rights, net	5	-	581,990
Prepaid expenses and other current assets, net	6	333,360	161,391
Deferred charges, net	8	-	-
Total Current Assets		1,205,226	1,483,430

Equipment, Net	7	83,160	256,121

TOTAL ASSETS		$1,288,386	$1,739,551

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	9	$4,839,861	$3,518,732
1% convertible promissory notes due 2014, net	10	4,064,412	-
Capital lease obligation	11	11,236	10,328
Total Current Liabilities		8,915,509	3,529,060

Non-Current Liabilities
1% convertible promissory note due 2014, net	10	-	2,201,797
Capital lease obligation, net of current portion	11	29,748	40,983
Total Non-Current Liabilities		29,748	2,242,780

TOTAL LIABILITIES		8,945,257	5,771,840

COMMITMENTS AND CONTINGENCIES	12

STOCKHOLDERS’ DEFICIT	13
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 400,000,000 shares authorized Shares issued and outstanding: 106,419,467 and 103,604,467 as of December 31, 2013 and 2012 respectively		106,419	103,604
Additional paid-in capital		122,359,290	122,074,273
Accumulated deficit		(131,823,174)	(127,929,681)
Accumulated other comprehensive income		1,700,594	1,719,515
TOTAL STOCKHOLDERS’ DEFICIT		(7,656,871)	(4,032,289)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$1,288,386	$1,739,551

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		For the Years Ended December 31,
	Note(s)	2013	2012	2011
REVENUES
Advertising services		$891,366	$1,835,940	$1,794,552

COST OF REVENUES
Cost of advertising services		(1,253,460)	(1,467,698)	(1,115,461)

GROSS (LOSS)/PROFIT		(362,094)	368,242	679,091

OPERATING EXPENSES
Selling and marketing		(90,215)	(267,595)	(521,109)
General and administrative		(1,367,090)	(2,092,180)	(1,489,460)
Gain from write-off of long-aged payables		-	34,804	3,254
Total Operating Expenses		(1,457,305)	(2,324,971)	(2,007,315)

LOSS FROM OPERATIONS		(1,819,399)	(1,956,729)	(1,328,224)

OTHER INCOME (EXPENSES), NET
Interest income		60	155	254
Gain on extinguishment of debt	10	-	1,877,594	-
Other income (expenses), net		36,305	10,740	(135,595)
Total Other Income (Expenses), Net		36,365	1,888,489	(135,341)

INTEREST AND OTHER DEBT-RELATED EXPENSES
Amortization of deferred charges and debt discount	10	(1,862,615)	(1,019,861)	(588,983)
Interest expense	9,10,11	(247,844)	(122,528)	(50,000)
Total Interest and Other Debt-Related Expenses		(2,110,459)	(1,142,389)	(638,983)

NET LOSS BEFORE INCOME TAXES		(3,893,493)	(1,210,629)	(2,102,548)
Income taxes	17	-	-	-
NET LOSS		(3,893,493)	(1,210,629)	(2,102,548)

OTHER COMPREHENSIVE LOSS
Reversal of unrealized loss on available-for-sale securities, net of taxes		-	-	153,559
Foreign currency translation (loss) gain		(18,921)	(11,290)	13,929
Total other comprehensive (loss) income		(18,921)	(11,290)	167,488

COMPREHENSIVE LOSS		$(3,912,414)	$(1,221,919)	$(1,935,060)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	15	$(0.04)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED *	15	105,253,782	96,895,329	86,970,220

The accompanying notes are an integral part of the consolidated financial statements.
*As adjusted to give retroactive effect to the 1 for 5 shares reverse stock split which occurred on September 16, 2011.

NETWORK CN INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Common Stock		Additional Paid-In	Deferred Stock-Based	Accumulated	Accumulated Other Comprehensive
	Share	Amount	Capital	Compensation	Deficit	Income	Total
Balance as of January 1, 2011	84,504,467	84,504	119,751,647	(307,500)	(124,616,504)	1,563,317	(3,524,536)
Stock-based compensation for stock granted to directors and officers for services	-	-	35,678	-	-	-	35,678
Issuance of stock for services rendered by consultants	12,000,000	12,000	48,000	-	-	-	60,000
Amortization of deferred stock-based compensation	-	-	-	307,500	-	-	307,500
Reversal of unrealized loss on available-for-sale securities	-	-	-	-	-	153,559	153,559
Translation adjustment	-	-	-	-	-	13,929	13,929
Net loss for the year	-	-	-	-	(2,102,548)	-	(2,102,548)
Balance as of December 31, 2011	96,504,467	$96,504	119,835,325	-	(126,719,052)	1,730,805	(5,056,418)
Stock-based compensation for stock granted to directors and officers for services			47,190	-	-	-	47,190
Issuance of stock for services rendered by consultants	7,100,000	7,100	470,900	-	-	-	478,000
Value of beneficial conversion feature of convertible note to common stock	-	-	3,598,452	-	-	-	3,598,452
Extinguishment of 1% convertible notes	-	-	(1,877,594)				(1,877,594)
Translation adjustment	-	-	-	-	-	(11,290)	(11,290)
Net loss for the year	-	-	-	-	(1,210,629)	-	(1,210,629)
Balance as of December 31, 2012	103,604,467	103,604	122,074,273	-	(127,929,681)	1,719,515	(4,032,289)
Stock-based compensation for stock granted to directors and officers for services	135,000	135	43,797	-	-	-	43,932
Issuance of stock for services rendered by consultants	2,680,000	2,680	241,220	-	-	-	243,900
Translation adjustment	-	-	-		-	(18,921)	(18,921)
Net loss for the year	-	-	-	-	(3,893,493)	-	(3,893,493)
Balance as of December 31, 2013	106,419,467	$106,419	$122,359,290	$-	$(131,823,174)	$1,700,594	$(7,656,871)

The accompanying notes are an integral part of the consolidated financial statements.

 NETWORK CN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,893,493)	$(1,210,629)	$(2,102,548)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization:
Equipment and intangible assets	106,497	259,479	239,223
Deferred charges and debt discount	1,862,615	1,019,861	588,983
Gain on extinguishment of debt	-	(1,877,594)	-
Stock-based compensation for service	287,832	525,190	403,178
Loss (gain) on disposal of equipment	68,900	14,258	(24,222)
Gain from write-off of long-aged payables	-	(34,804)	(3,254)
Loss from sales of available-for-sale securities	-	-	228,285
Changes in operating assets and liabilities:
Accounts receivable	(40,936)	(572,901)	252,854
Prepayments for advertising operating rights, net	587,011	(401,059)	30,771
Prepaid expenses and other current assets, net	(171,969)	32,033	191,998
Accounts payable, accrued expenses and other payables	585,119	1,663,413	(193,546)
Net cash used in operating activities	(608,424)	(582,753)	(388,278)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,719)	(170,314)	(35,309)
Proceeds from sales of equipment	412	3,194	53,633
Proceeds from sales of available-for-sale securities, net	-	-	48,351
Net cash (used in) provided by investing activities	(1,307)	(167,120)	66,675

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder’s loans	-	-	100,000
Proceeds from directors’ loans	13,250	117,948	297,868
Proceeds from short-term loans	794,683	1,086,885	-
Proceeds from capital lease financing	-	57,692	-
Repayment of shareholder’s loans	-	-	(100,000)
Repayment of directors’ loans	(71,924)	(197,364)	(68,124)
Repayment of short-term loans	-	(345,128)	-
Repayment of capital lease obligation	(10,327)	(6,381)	-
Net cash provided by financing activities	725,682	713,652	229,744

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(25,070)	(8,394)	(13,139)

NET INCREASE (DECREASE) IN CASH	90,881	(44,615)	(104,998)

CASH, BEGINNING OF YEAR	21,008	65,623	170,621

CASH, END OF YEAR	$111,889	$21,008	$65,623

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$-	$-	$-
Interest paid	$3,712	$33,331	$50,000

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

NOTE 1          ORGANIZATION AND PRINCIPAL ACTIVITIES

Network CN Inc. was originally incorporated on September 10, 1993 in Delaware with headquarters in the Hong Kong Special Administrative Region of the People’s Republic of China (“PRC” or “China”).  Since August 2006, Network CN Inc., its subsidiaries and variable interest entities for which it is the primary beneficiary (collectively “NCN” or the “Company” “we”, “our” or “us”) has been principally engaged in the provision of out-of-home advertising in China through the operation of a network of roadside LED digital video panels, mega-size LED digital video billboards and light boxes in major cities.

Details of the Company’s principal subsidiaries and variable interest entities as of December 31, 2013 are described in Note 3 – Subsidiaries and Variable Interest Entities.

Going Concern

The Company has experienced recurring net losses of $3.9 million, $1.2 million and $2.1 million for the years ended December 31, 2013, 2012 and 2011 respectively. Additionally, the Company has net cash used in operating activities of $0.6 million, $0.6 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011 respectively. As of December 31, 2013 and 2012, the Company has stockholders’ deficit of $7.7 million and $4.0 million, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In September 2013, the Company secured a new media advertising project in Shanghai and the project is expected to generate positive cashflow to the Company in 2014. In addition, the Company recently secured a new media project in China but the Company has not yet started to generate revenue. Co-operation agreements were signed for the media project. If the project can start to operate, the Company expects that these projects will improve the Company’s future financial performance. The Company expects that the new projects can generate positive cashflow to the Company.

In February 2014, the Company completed three private placements of 7.5 million shares of restricted common stock at $0.1 per share. The transaction took place with three investors and generated gross proceeds of $750,000 which can fund the Company’s operation. In March 2014, the Company and the 1% Convertible Promissory Notes respective holders tentatively agreed to extend the maturity date of the 1% Convertible Promissory Notes for a period of two years.

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

Reverse Stock Split

On July 5, 2011, the Board of Directors of the Company unanimously adopted a resolution approving an amendment to the Certificate of Incorporation to effect a 1-for-5 reverse stock split of all outstanding shares of common stock, which the Company effected on September 16, 2011 (the “Reverse Split”) resulting in a reduction of its authorized shares of common stock from 2,000,000,000 to 400,000,000 shares.

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

(D) Cash and Cash Equivalents

Cash includes cash on hand, cash accounts, and interest bearing savings accounts placed with banks and financial institutions. For the purposes of the statements of cash flow, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2013 and 2012, the Company had no cash equivalents. As of December 31, 2013, restricted cash of $57,041 was included in cash and cash equivalents.

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

(F) Prepayments for Advertising Operating Rights, Net

Prepayments for advertising operating rights are measured at cost less accumulated amortization and impairment losses, if any. Cost includes prepaid expenses directly attributable to the acquisition of advertising operating rights. Such prepaid expenses are in general charged to the consolidated statements of operations on a straight-line basis over the operating period of the rights. All the costs expected to be amortized more than twelve months after the balance sheet date are classified as non-current assets.

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

The determination of current or noncurrent status for individual available-for-sale securities is made on the basis of whether or not the securities are considered working capital available for current operations under Accounting Standards Codification, or ASC,  Topic 210-10-45. We determined that investments in available-for-sale securities have not been made for the purposes of control, affiliation, or other continuing business advantage. As of December 31, 2013 and 2012, the Company had no investment in available-for-sale securities.

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

(J) Deferred Charges, Net

Deferred charges are fees and expenses directly related to the issuance of convertible promissory notes, including placement agents’ fees. Deferred charges are capitalized and amortized over the life of the convertible promissory notes using the effective interest method. Amortization of deferred charges is included in amortization of deferred charges and debt discount on the consolidated statements of operations while the unamortized balance is included in deferred charges on the consolidated balance sheets. All the costs expected to be amortized more than twelve months after the consolidated balance sheet date are classified as non-current assets.

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

The Company determined the 1% convertible promissory notes to be conventional convertible instruments under ASC Topic 815-40-25. The embedded conversion option was qualified for equity classification pursuant to ASC Topic 815-40, and ASC Topic 815-10-15-74. The embedded beneficial conversion feature was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The debt discount resulting from the allocation of proceeds to the beneficial conversion feature is amortized over the term of the 1% convertible promissory notes from the respective dates of issuance using the effective interest method.

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

(M) Stock-based Compensation

The Company complies with ASC Topic 718, using a modified prospective application transition method, which establishes accounting for stock-based awards in exchange for employee services. Under this application, the Company is required to record stock-based compensation expense for all awards granted. ASC Topic 718 requires that stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized as expense over the requisite services period.

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

(O) Comprehensive Income (Loss)

The Company follows ASC Topic 220 for the reporting and display of its comprehensive income (loss) and related components in the financial statements and thereby reports a measure of all changes in equity of an enterprise that results from transactions and economic events other than transactions with the shareholders. Items of comprehensive income (loss) are reported in both the consolidated statements of operations and comprehensive loss and the consolidated statement of stockholders’ deficit.

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

The diluted net loss per common share is the same as the basic net loss per share for the years ended December 31, 2013, 2012 and 2011 as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

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

(S) Foreign Currency Translation

The assets and liabilities of the Company’s subsidiaries and variable interest entities denominated in currencies other than U.S. dollars are translated into U.S. dollars using the applicable exchange rates at the balance sheet date. For consolidated statements of operations’ items, amounts denominated in currencies other than U.S. dollars were translated into U.S. dollars using the average exchange rate during the year. Equity accounts were translated at their historical exchange rates. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholders’ equity/(deficit) as accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are reflected in the consolidated statements of operations.

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

The Company engaged in the provision of out-of-home advertising in China. As of December 31, 2013 and 2012, one customer accounted for approximately 96% and 86% of its accounts receivable balances respectively. Due to the longstanding nature of its relationships with these customers and contractual obligations, the Company is confident that it will recover these amounts. The Company establishes an allowance for doubtful debts accounts upon its assessment of various factors. The Company considers historical experience, the age of the receivable balances, the credit quality of its customers, current economic conditions, and other factors that may affect customers’ ability to pay to determine the level of allowance required.

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

In July 2013, the FASB issued changes to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. These changes require an entity to present an unrecognized tax benefit as a liability in the financial statements if (i) a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, an unrecognized tax benefit is required to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Previously, there was diversity in practice as no explicit guidance existed. These changes become effective for the Company on January 1, 2014. Management has determined that the adoption of these changes will not have a significant impact on our financial statements.

(X) Reclassifications

Certain amounts reported for prior years have been reclassified to conform to the current year’s presentation.

NOTE 3          SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal consolidated subsidiaries and variable interest entities as of December 31, 2013 were as follows:

Name	Place of Incorporation	Ownership/Control interest attributable to the Company	Principal activities
NCN Group Limited	BVI	100%	Investment holding
NCN Media Services Limited	BVI	100%	Investment holding
Business Boom Investments Limited	BVI	100%	Investment holding
Linkrich Enterprise Advertising and Investment Limited	Hong Kong	100%	Investment holding
Cityhorizon Limited	Hong Kong	100%	Investment holding
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
Crown Eagle Investment Limited	Hong Kong	100%	Dormant
Crown Winner International Limited	Hong Kong	100%	Investment holding
NCN Huamin Management Consultancy (Beijing) Company Limited	PRC	100%	Dormant
Huizhong Lianhe Media Technology Co., Ltd.	PRC	100%	Provision of high-tech services
Beijing Huizhong Bona Media Advertising Co., Ltd.	PRC	100% (1)	Provision of advertising services
Xingpin Shanghai Advertising Limited	PRC	100% (1)	Provision of advertising services
Yi Gao Shanghai Advertising Limited	PRC	100%	Provision of advertising services

Remarks:

1) Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.

NOTE 4          ACCOUNTS RECEIVABLE, NET

 Accounts receivable, net as of December 31, 2013 and 2012 consisted of the following:

	2013	2012
Accounts receivable	$773,611	$732,261
Less: allowance for doubtful debts	(13,634)	(13,220)
Total	$759,977	$719,041

For the years ended December 31, 2013, 2012 and 2011, the Company recorded no allowance of doubtful debts for accounts receivable.

NOTE 5          PREPAYMENTS FOR ADVERTISING OPERATING RIGHTS, NET

Prepayments for advertising operating rights, net as of December 31, 2013 and 2012 were as follows:
	2013	2012
Gross carrying amount
Beginning	$2,416,066	$914,846
Addition	143,529	1,499,506
Write off	(1,991,176)	-
Translation adjustments	79,663	1,714
Total gross carrying amount	648,082	2,416,066

Accumulated amortization
Beginning	(1,834,076)	(731,877)
Transfer from accrued advertising operating rights fee	(79,058)	-
Amortization for the year	(668,547)	(1,098,447)
Write off	1,991,176	-
Translation adjustments	(57,577)	(3,752)
Total accumulated amortization	(648,082)	(1,834,076)

Prepayments for advertising operating rights, net	$-	$581,990

Total amortization expense of prepayments for advertising operating rights of the Company for the years ended December 31, 2013, 2012 and 2011 were $668,547, $1,098,447 and $714,921 respectively. The amortization expense of prepayments for advertising operating rights was included as cost of advertising services on the consolidated statement of operations.

Provision for impairment

As the Company has incurred a continuous net loss, the Company performed an impairment review of its prepayments for advertising operating rights. The Company compared the carrying amount of the prepayments for advertising operating rights to the sum of the undiscounted cash flows expected to be generated. The Company determined their fair values using a discounted cash flow analysis if the carrying values exceeded undiscounted cash flows. Accordingly, the Company recorded no impairment loss for the years ended December 31, 2013, 2012 and 2011.

For the years ended December 31, 2013, 2012 and 2011, the Company recorded no write-off of provision for impairment losses against cost and accumulated amortization of certain prepayments for advertising operating rights.

NOTE 6          PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of December 31, 2013 and 2012 were as follows:

	2013	2012
Deposit paid for media projects	$195,677	$-
Payments from customers withheld by a third party	1,524,481	1,524,481
Prepaid expenses	102,665	108,102
Rental and other deposits	36,932	55,049
Other receivables	244	333
Sub-total	1,859,999	1,687,965
Less: allowance for doubtful debts	(1,526,639)	(1,526,574)
Total	$333,360	$161,391

For the years ended December 31, 2013, 2012 and 2011, the Company recorded no allowance for doubtful debt for prepaid expenses and other current assets.

NOTE 7          EQUIPMENT, NET

Equipment, net as of December 31, 2013 and 2012 consisted of the following:

	2013	2012
Media display equipment	$-	$957,071
Office equipment	71,983	81,019
Furniture and fixtures	1,262	1,262
Motor vehicles	98,488	97,249
Leasehold improvement	64,192	87,618
Sub-Total	235,925	1,224,219
Less: accumulated depreciation	(152,765)	(968,098)
Total	$83,160	$256,121

Depreciation expenses for the years ended December 31, 2013, 2012 and 2011 amounted to $106,497, $259,479 and $239,223 respectively.

Provision for impairment

As the Company has continued to record net losses, it performed an impairment review of its equipment. The Company compared the carrying value of its equipment to the sum of the undiscounted cash flows expected to be generated. For those assets with carrying values exceeding projected undiscounted cash flows, the Company determined their fair values using a discounted cash flow analysis. Accordingly, the Company recorded no impairment loss for the years ended December 31, 2013, 2012 and 2011.

For the years ended December 31, 2013, 2012 and 2011, the Company recorded a write-off of provision for impairment losses against cost and accumulated amortization of equipment amounting to $nil, $2,705,239 and $nil respectively.

Pledge of Equipment

Since the completion of debt restructuring in April 2009, no equipment has been pledged by the Company.

NOTE 8          DEFERRED CHARGES, NET

Deferred charges, net as of December 31, 2013 and 2012 were as follows:

	2013	2012
Deferred charges	$-	$250,000
Less: accumulated amortization	-	(250,000)
Total	$-	$-

Total amortization of deferred charges for the years ended December 31, 2013, 2012 and 2011 amounted to $nil, $31,692 and $81,214 respectively. They were included as amortization of deferred charges and debt discount in the consolidated statements of operations.

For details, please refer to Note 10 – Convertible Promissory Notes and Warrants.

NOTE 9          ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of December 31, 2013 and 2012 consisted of the following:

	2013	2012
Accrued advertising operating rights	$1,222,004	$744,365
Accrued staff benefits and related fees	1,032,593	804,290
Accrued professional fees	109,559	102,186
Directors’ loans (Note 14)	85,244	143,918
Accrued interest expenses	345,917	101,790
Other accrued expenses	381,187	385,306
Short-term loans 1)	1,536,440	741,757
Receipts in advance	117,829	479,920
Other payables	9,088	15,200
Total	$4,839,861	$3,518,732

1) As of December 31, 2013, the Company recorded an aggregated amount of $1,536,440 short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on due date. As of the date of this annual report, $105,874 of those loans had been repaid.

The interest expenses of the short-term loans for the years ended December 31, 2013, 2012 and 2011 amounted to $194,126, $69,677 and $nil, respectively.

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

Pursuant to a note exchange and option agreement, dated April 2, 2009 (the “Note Exchange and Option Agreement”), between the Company and Keywin, Keywin exchanged its Amended and Restated Note in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 61,407,093 shares of the Company’s common stock and an option to purchase an aggregate of 24,562,837 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000 (the “Keywin Option”). The Keywin Option was originally exercisable for a three-month period which commenced on April 2, 2009, but pursuant to several subsequent amendments, the exercise period has been extended to a sixty-nine-month period ending on January 1, 2015, subject to the Company’s right to unilaterally terminate the exercise period upon 30 days’ written notice. As of December 31, 2013, the Keywin Option has not been exercised.

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

The following table details the accounting treatment of the convertible promissory notes:

	1% Convertible Promissory Notes	New 1% Convertible Promissory Notes	Total
Net carrying value of convertible promissory notes as of January 1, 2011	$4,304,311	-	$4,304,311
Amortization of debt discount for the year ended December 31, 2011	507,769	-	507,769
Net carrying value of convertible promissory notes as of December 31, 2011	4,812,080	$-	4,812,080
Proceeds of new 1% convertible promissory notes	-	5,000,000	5,000,000
Allocated intrinsic value of beneficial conversion feature	-	(3,598,452)	(3,598,452)
Amortization of debt discount for the year ended December 31, 2012	187,920	800,249	988,169
Repayment of 1% convertible promissory note	(5,000,000)	-	(5,000,000)
Net carrying value of convertible promissory notes as of December 31, 2012	-	2,201,797	2,201,797
Amortization of debt discount for the year ended December 31, 2013		1,862,615	1,862,615
Net carrying value of convertible promissory notes as of December 31, 2013	$-	$4,064,412	$4,064,412

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

Gain on extinguishment of debt

Pursuant to ASC Topic 470-20-40-3, the Company allocated the amount of the reacquisition price to the repurchased beneficial conversion feature using the intrinsic value of that conversion feature at the extinguishment date and the residual amount was allocated to the convertible security. Thus, the Company recognized a gain on extinguishment of debt of $1,877,594 at the date of extinguishment and included in the consolidated statements of operations for the year ended December 31, 2012.

Amortization of Deferred Charges and Debt Discount

The amortization of deferred charges and debt discount for the year ended December 31, 2013 was as follows:

	Warrants	Conversion Features	Deferred Charges	Total
New 1% convertible promissory notes	$-	$1,862,615	$-	$1,862,615
1% convertible promissory notes	-	-	-	-
Total	$-	$1,862,615	$-	$1,862,615

The amortization of deferred charges and debt discount for the year ended December 31, 2012 was as follows:

	Warrants	Conversion Features	Deferred Charges	Total
New 1% convertible promissory notes	$-	$800,249	$-	$800,249
1% convertible promissory notes	-	187,920	31,692	219,612
Total	$-	$988,169	$31,692	$1,019,861

The amortization of deferred charges and debt discount for the year ended December 31, 2011 was as follows:

	Warrants	Conversion Features	Deferred Charges	Total
New 1% convertible promissory notes	$-	$-	$-	$-
1% convertible promissory notes	-	507,769	81,214	588,983
Total	$-	$507,769	$81,214	$588,983

Interest Expense

The following table details the interest expenses:
	Years Ended December 31,
	2013	2012	2011
New 1% convertible promissory notes	$50,000	$37,397	$-
1% convertible promissory notes	-	12,603	50,000
Total	$50,000	$50,000	$50,000

NOTE 11        CAPITAL LEASE OBLIGATION

As of December 31, 2013, the gross amount of the motor vehicle under capital leases was $57,692. The following is a schedule by years of future minimum lease payment under capital leases together with the present value of the net minimum lease payment as of December 31, 2013.

Fiscal years ending December 31,
2014	$13,846
2015	13,846
2016	13,846
2017	4,615
Total minimum lease payments	46,153
Less: Amount representing interest	(5,169)
Present value of net minimum lease payment	40,984
Less: Current portion	(11,236)
Non-current portion	$29,748

NOTE 12        COMMITMENTS AND CONTINGENCIES

(A)	Commitments

1. Rental Lease Commitment

The Company’s existing rental leases do not contain significant restrictive provisions. The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases as of December 31, 2013:

Fiscal years ending December 31,

2014	$131,476
2015	-
2016	-
Thereafter	-
Total	$131,476

Rental expense for the years ended December 31, 2013, 2012 and 2011 was $183,365, $205,299 and $52,097 respectively. The provision of rental expenses in connection with the Chengtian litigation amounting to $137,307 was recovered during the year ended December 31, 2011.

2. Annual Advertising Operating Rights Fee Commitment

The Company, through its PRC operating companies, has acquired advertising rights from third parties to operate different types of advertising panels for certain periods.

The following table sets forth the estimated future annual commitment of the Company with respect to the advertising operating rights of panels that the Company held as of December 31, 2013:

Fiscal years ending December 31,
2014	$2,310,416
2015	1,386,860
2016	882,992
Thereafter	-
Total	$4,580,268

(B) Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. Set forth below is a description of certain loss contingencies as of December 31, 2013 and management’s opinion as to the likelihood of loss in respect of loss contingency.

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

On March 28, 2013, Yi Gao transferred the assets rights of the LED panels to Chuangtian. On April 12, 2013, Yi Gao received a notice from the People's Court of Huangpu District, Shanghai that Chuangtian, as plaintiff, had initiated a contract dispute against Yi Gao seeking an aggregate of RMB216,900 (equivalent to approximately US$34,500 at the then-prevailing exchange rate) for unpaid right fees, penalty and electricity charges. The Company had not operated the respective advertising panels pursuant to the concession right contract started on April 1, 2013. On December 26, 2013, the People's Court of Huangpu District, Shanghai made a judgment to affirm that Yi Gao and Chuangtian reached an agreement to settle the case. As a result, Yi Gao is liable to pay an aggregate of RMB150,000 (equivalent to approximately US$24,470 at the then-prevailing exchange rate) to Chuangtian. On February 17, 2014, Yi Gao paid RMB150,000 to Chuangtian.

On March 27, 2013, Yi Gao received a legal letter dated March 27, 2013 from the legal counsel of Chuangtian, customer of the Shanghai Road Project, alleged to terminate the advertising contract on March 18, 2013 and demanding the refund of advertising fee for the period from April 1, 2013 to June 30, 2013 totaling RMB202,500 (equivalent to approximately US$32,300 at the then-prevailing exchange rate) before March 30, 2013. On April 12, 2013, Yi Gao received a notice from the People's Court of Huangpu District, Shanghai that Chuangtian, as plaintiff, had initiated a contract dispute against Yi Gao seeking an aggregate of RMB202,500 (equivalent to approximately US$32,300 at the then-prevailing exchange rate) for refund of advertising fee. On December 26, 2013, the People's Court of Huangpu District, Shanghai made a judgment to affirm that Yi Gao and Chuangtian reached an agreement to settle the case. As a result, Yi Gao is liable to refund an aggregate of RMB150,000 (equivalent to approximately US$24,470 at the then-prevailing exchange rate) to Chuangtian. On February 17, 2014, Yi Gao paid RMB150,000 to Chuangtian.

On July 5, 2013, Yi Gao received a notice from the People's Court of Huangpu District, Shanghai that Shanghai Shenpu advertising Co. Ltd (“Shenpu”), as plaintiff, had initiated a contract dispute against Yi Gao seeking an aggregate of RMB1,807,215 (equivalent to approximately US$291,000 at the then-prevailing exchange rate) for unpaid rights fee, penalty and production cost. On August 7, 2013, Yi Gao received a court verdict from the People's Court of Huangpu District, Shanghai that Yi Gao is liable to repay the unpaid fee of RMB650,000, penalty and production cost. On August 26, 2013, Yi Gao submitted an appeal to People's Court of Huangpu District, Shanghai that the penalty calculated is not reasonable. On November 13, 2013, Yi Gao withdrew the appeal. As a result, Yi Gao is liable to pay an aggregate of RMB765,463 (equivalent to approximately US$124,870 at the then-prevailing exchange rate) to Shenpu. On February 19, 2014, Yi Gao paid RMB45,221 to Shenpu.

 NOTE 13       STOCKHOLDERS’ DEFICIT

(A)	Stock, Options and Warrants Issued for Services

1. In August 2006, the Company issued a warrant to purchase up to 20,000 shares of restricted common stock to a consultant at an exercise price $3.50 per share. One-fourth of the shares underlying the warrant became exercisable every 45 days beginning from the date of issuance. The warrant remains exercisable until August 25, 2016. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions and estimates: expected dividend 0%, volatility 192%, a risk-free rate of 4.5% and an expected life of one (1) year. The value of the warrant recognized for the years ended December 31, 2013, 2012 and 2011 was $nil. As of December 31, 2013, none of the warrant was exercised.

2. In July 2009, the Company granted an aggregate of 400,000 shares of common stock to Jennifer Fu, Former Chief Financial Officer and one employee of the Company individually for their services to the Company covering the period from July 15, 2009 to July 14, 2011. Such shares with par value of $0.001 were issued on July 28, 2009 but did not vest until July 14, 2010 after which the relevant share certificates were handed to the employees. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil, $nil and $7,500 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 respectively.

3. In July 2009, NCN Group Management Limited entered into Executive Employment Agreements with Earnest Leung, Chief Executive Officer and Godfrey Hui, Former Deputy Chief Executive Officer. Pursuant to the agreements, Dr. Earnest Leung and Mr. Godfrey Hui were granted 6,000,000 and 2,000,000 shares, respectively, for their services rendered during the period from July 1, 2009 to June 30, 2011. Such shares with par value of $0.001 each were issued to the concerned executives on July 28, 2009. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $1,200,000 of deferred stock compensation amortized over requisite service period. The amortization of deferred stock compensation of $nil, $nil and $300,000 were recorded as non-cash stock-based compensation and included in general and administrative expenses on the consolidated statement of operation for the years ended December 31, 2013, 2012 and 2011 respectively.

4. In August 2010, the Company granted an aggregate of 360,000 shares of common stock to the independent directors of the Company for their services to the Company covering the period from July 2, 2010 to July 1, 2011. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Ronald Lee: 120,000 shares; Gerald Godfrey: 120,000 shares; and Serge Choukroun: 120,000 shares. In connection with these stock grants and in accordance with ASC Topic 718 , the Company recognized $nil, $nil and $27,818 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 respectively.

5. In July 2011, the Board of Director granted an aggregate of 360,000 shares of common stock to the independent directors of the Company for their services rendered during the year from July 1, 2011 to June 30, 2012. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Ronald Lee, 120,000 shares; Gerald Godfrey, 120,000 shares; and Serge Choukroun, 120,000 shares. On November 8, 2011, the Board of Directors granted 75,000 shares of the common stock to the independent director, Charles Liu, for his service rendered during the period from November 16, 2011 to June 30, 2012. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil, $13,890 and $7,860 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 respectively.

6. In October 2011, the Company entered into three consultancy agreements with three consultants. Pursuant to the agreements, these three consultants were each granted 4,000,000 shares for services to be rendered during the period from October 15, 2011 to September 30, 2012. Such shares with par value of $0.001 each were issued to the concerned consultants in October 2011. In connection with these stock grants, the Company recognized $nil, $nil and $60,000 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 respectively.

7. In April 2012, the Company entered into a service agreement with a financial advisory company. Pursuant to the agreement, the financial advisory company was granted 540,541 shares for services rendered. Such shares with par value of $0.001 were issued to the financial advisory company in May 2012. In August 2012, the Company entered into a mutual termination agreement with the financial advisory company to terminate the service agreement and the Company cancelled the shares issued. In connection with these stock grants and cancellations, the Company recognized $nil of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2012.

8. In July 2012, the Board of Director granted an aggregate of 360,000 shares of common stock to the independent directors of the Company for their services rendered during the year from July 1, 2012 to June 30, 2013. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Ronald Lee, 120,000 shares; Gerald Godfrey, 120,000 shares; and Charles Liu, 120,000 shares. Ronald Lee resigned from his position as a director of the Company effective on February 1, 2013. In connection with these stock grants, the Company recognized $11,100, $33,300 and $nil of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 respectively.

9. In September 2012, the Company entered into a financial public relations agreement with a consultant. Pursuant to the agreement, the consultant was granted 700,000 shares of common stock for the service rendered. The Company issued 100,000 shares and 600,000 shares of par value of $0.001 to the consultant for the years ended December 31, 2013 and 2012. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $12,000, $88,000 and $nil of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 respectively. In February 2013, the Company entered into a supplementary agreement to financial public relations agreement with the consultant. Pursuant to the supplementary agreement, the consultant was granted 2,500,000 shares of common stock for the service rendered. The Company issued 2,500,000 shares of par value of $0.001 to the consultant. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $219,900 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2013.

10. In December 2012, the Company entered into two consultancy agreements with two consultants. Pursuant to the agreements, these two consultants were granted 6,000,000 shares and 2,500,000 shares respectively for their services rendered. In December 2012, the Company issued 4,000,000 and 2,500,000 shares of par value of $0.001 each to these two consultants respectively. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $390,000 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2012.  In January 2014, the Company issued the remaining 2,000,000 shares of par value of $0.001 to one of the consultant.

11. In March 2013, the Company agreed to issue an aggregate of 135,000 shares of common stock to the independent director, Charles Liu as director’s fee from November 16, 2011 to December 31, 2012.

12. In March 2013, the Company agreed to issue an aggregate of 80,000 shares of common stock to the legal counsel, for their services rendered during the period from January 1, 2013 to December 31, 2013. Such shares with par value of $0.001 each were issued to the legal counsel on March 27, 2013. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $12,000 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2013.

13. In August 2013, the Board of Director granted an aggregate of 360,000 shares of common stock to the directors of the Company for their services rendered during the year from July 1, 2013 to June 30, 2014. Each director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Earnest Leung, 120,000 shares; Gerald Godfrey, 120,000 shares; and Charles Liu, 120,000 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $12,582 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2013.

(B) Restriction on payment of dividends

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

NOTE 14        RELATED PARTY TRANSACTIONS

Except as set forth below, during the years ended December 31, 2013, 2012 and 2011, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

In connection with debt restructuring in April 2009, a company of which the Company’s chief Executive officer and director (being appointed on July 15, 2009 and May 11, 2009 respectively) is the sole director, provided agency and financial advisory services to the Company. Accordingly, the Company paid an aggregate service fee of $350,000 of which $250,000 is recorded as issuance costs for 1% Convertible Promissory Notes and $100,000 is recorded as prepaid expenses and other current assets, net as of December 31, 2009. Such $100,000 is refundable unless Keywin Option is exercised and completed. As of December 31, 2013, $100,000 was recorded as prepaid expenses and other current assets.

On July 1, 2009, the Company and Keywin, of which the Company’s chief executive officer and director is the director and his spouse is the sole shareholder, entered into an Amendment, pursuant to which the Company agreed to extend the exercise period for the Keywin Option under the Note Exchange and Option Agreement between the Company and Keywin, to purchase an aggregate of 24,562,837 shares of our common stock for an aggregate purchase price of $2,000,000, from a three-month period ended on July 1, 2009, to a six-month period ended October 1, 2009. The exercise period for the Keywin option was subsequently further extended to a nine-month period ended January 1, 2010, pursuant to the Second Amendment. On January 1, 2010, the Company and Keywin entered into the third Amendment, pursuant to which the Company agreed to further extend the exercise period to an eighteen-month period ended on October 1, 2010, and provide the Company with the right to unilaterally terminate the exercise period upon 30 days’ written notice. On September 30, 2010, the exercise period for the Keywin Option was further extended to a twenty-seven-month period ended on June 30, 2011. On June 1, 2011, the exercise period for the Keywin Option was further extended to a thirty-three-month period ending on January 1, 2012. On December 30, 2011, the exercise period for the Keywin Option was further extended to a thirty-nine-month period ending on July 1, 2012. On June 28, 2012, the exercise period for the Keywin Option was further extended to a forty-five-month period ending on January 1, 2013. On December 28, 2012, the exercise period for the Keywin Option was further extended to a fifty-seven-month period ending on January 1, 2014. On December 31, 2013, the exercise period for the Keywin Option was further extended to a sixty-nine-month period ending on January 1, 2015.

During the years ended December 31, 2013, 2012 and 2011, the Company recorded a fee of $nil, $nil and $117,357 respectively for use of office facilities, for which the related company is the tenant. As of December 31, 2013 and 2012, the Company recorded an amount of $nil payable to the related company.

During the year ended December 31, 2011, the Company received a loan of $100,000 from its shareholder, Keywin. The amount is unsecured, bears no interest and repayable on demand. Such loan was fully settled by the Company during the year ended December 31, 2011.

During the year ended December 31, 2013, 2012 and 2011, the Company received loans of $13,250, $117,948 and $297,868 from its directors and repaid a loan of $71,924, $197,364 and $68,124 to its directors respectively. As of December 31, 2013 and 2012, the Company recorded an amount of $85,244 and $143,918 payable to directors. Such payable was included in accounts payable, accrued expenses and other payables on the consolidated balance sheets. The amount is unsecured, bears no interest and repayable on demand.

During the year ended December 31, 2012, the Company purchased a motor vehicle from its director for HKD450,000 (equivalent to $57,692).

NOTE 15        NET LOSS PER COMMON SHARE

Net loss per share information for the years ended December 31, 2013, 2012 and 2011 was as follows:

	2013	2012	2011
Numerator:
Net loss attributable to NCN common stockholders	$(3,893,493)	$(1,210,629)	$(2,102,548)
Denominator :
Weighted average number of shares outstanding, basic	105,253,782	96,895,329	86,970,220
Effect of dilutive securities	-	-	-
Options and warrants	-	-	-
Weighted average number of shares outstanding, diluted	105,253,782	96,895,329	86,970,220

Net loss per common share – basic and diluted	$(0.04)	$(0.01)	$(0.02)

The diluted net loss per common share is the same as the basic net loss per common share for the years ended December 31, 2013, 2012 and 2011 as the ordinary shares issuable under stock options and warrants outstanding are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. The securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because of anti-dilutive effect as of December 31, 2013, 2012 and 2011 were summarized as follows:

	2013	2012	2011
Potential common equivalent shares:
Stock warrants for services (1)	-	-	-
Conversion feature associated with convertible promissory notes to common stock	53,740,327	53,740,327	42,992,261
Common stock to be granted to directors executives and employees for services (including non-vested shares)	-	-	-
Common stock to be granted to consultants for services (including non-vested shares)	20,000	20,000	20,000
Stock options granted to Keywin	3,417,015	11,378,730	9,905,555
Total	57,177,342	65,139,057	52,917,816
Remarks:

(1)
As of December 31, 2013, the number of potential common equivalent shares associated with warrants issued for services was nil, which was related to a warrant to purchase 20,000 shares of common stock issued by the Company to a consultant in 2006 for service rendered at an exercise price of $3.50, which will expire in August 2016.

NOTE 16        BUSINESS SEGMENTS FROM CONTINUING OPERATIONS

The Company operates in one single business segment: Media Network, providing out-of home advertising services.

Geographic Information

The Group operates in the PRC and all of the Company’s long lived assets are located in the PRC.

Major Customers

An analysis of percentage of advertising sales to major customers is as follows:
	2013	2012	2011
Customer A	67%	8%	-
Customer B	-	-	-
Customer C	-	-	19%
Customer D	-	-	11%
Customer E	-	-	10%
Customer F	-	12%	-
Customer G	-	11%	-
Customer H	-	10%	-

NOTE 17        INCOME TAXES

Income is subject to taxation in various countries in which the Company operates. The (income) loss before income taxes by geographical locations for the years ended December 31, 2013, 2012 and 2011 was summarized as follows:

	2013	2012	2011
United States	$2,365,336	$(19,538)	$1,034,827
Foreign	1,528,157	1,230,167	1,067,721
	$3,893,493	$1,210,629	$2,102,548

Income tax expenses by geographical locations for the years ended December 31, 2013, 2012 and 2011 were summarized as follows:

	2013	2012	2011
Current
United States	$-	$-	$-
Foreign	-	-	-
	$-	$-	$-
Deferred
United States	$-	$-	$-
Foreign	-	-	-
	$-	$-	$-

The reconciliation of the effective income tax of the Company to the U.S. federal statutory rate was as follows:

	2013	2012	2011
Expected income tax benefit	$1,323,788	$411,614	$714,866
Operating loss carried forward	(170,925)	(295,762)	(179,200)
Nondeductible income (expenses)	(633,290)	302,405	(172,641)
Tax effect on foreign income which is not subject U.S. federal corporate income tax rate of 34%	(519,573)	(418,257)	(363,025)
	$-	$-	$-

An analysis of the Company’s deferred tax liabilities and deferred tax assets as of December 31, 2013, 2012 and 2011 was as follows:

	2013	2012	2011
Deferred tax assets:
Effect of net operating loss carried forward	$8,229,696	$8,058,771	$7,763,009
Less: valuation allowance	(8,229,696)	(8,058,771)	(7,763,009)
Net deferred tax assets	$-	$-	$-

The Company provided a full valuation allowance against the deferred tax assets as of December 31, 2013, 2012 and 2011 due to the uncertainty surrounding the realizability of these benefits in future tax returns.

NOTE 18 SUBSEQUENT EVENTS

Convertible promissory notes

The 1% Convertible Promissory Notes matures on April 1, 2014. and on March 12, 2014, the Company and the respective holders tentatively agreed to extend the maturity date of the 1% Convertible Promissory Notes for a period of two years. In all other respects not specifically mentioned, the terms of the 1% Convertible Promissory Notes shall remain the same and shall be fully enforceable in accordance with its terms.

Pursuant to ASC Topic 470-50 and ASC Topic 470-50-40, the Company determined that the original convertible notes and the modified convertible notes had substantially different terms and hence the fair value of the embedded beneficial conversion feature of the modified convertible notes, which amounted to approximately $1.8 million would be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The respective debt discount will be amortized over the term of the modified convertible notes from the respective date of agreement using the effective interest method.

Completes additional private placement

On February 24, 2014, the Company completed three private placements of 7.5 million shares of restricted common stock at $0.1 per share. The transaction took place with three investors and generated gross proceeds of $750,000.