Form 10-Q
period 2014-03-31
NETWORK CN INC
filed 2014-05-15
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 15, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	115,919,467

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NETWORK CN INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Note	As of March 31, 2014	As of December 31, 2013
ASSETS
Current Assets
Cash		$8,356	$111,889
Accounts receivable, net	5	851,808	759,977
Prepayments for advertising operating rights, net	6	-	-
Prepaid expenses and other current assets, net	7	502,681	333,360
Total Current Assets		1,362,845	1,205,226

Equipment, Net		71,776	83,160

TOTAL ASSETS		$1,434,621	$1,288,386

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	8	$4,793,101	$4,839,861
1% convertible promissory notes due 2014, net	10	4,992,007	4,064,412
Capital lease obligation	9	11,463	11,236
Total Current Liabilities		9,796,571	8,915,509

Non-Current Liabilities
Capital lease obligation, net of current portion	9	26,797	29,748
Total Non-Current Liabilities		26,797	29,748

TOTAL LIABILITIES		9,823,368	8,945,257

COMMITMENTS AND CONTINGENCIES	11

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 400,000,000 shares authorized Shares issued and outstanding: 115,919,467 and 106,419,467 as of March 31, 2014 and December 31, 2013 respectively		115,919	106,419
Additional paid-in capital		123,161,681	122,359,290
Accumulated deficit		(133,373,940)	(131,823,174)
Accumulated other comprehensive income		1,707,593	1,700,594
TOTAL STOCKHOLDERS’ DEFICIT	12	(8,388,747)	(7,656,871)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$1,434,621	$1,288,386

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

		Three Months Ended
	Note	March 31, 2014	March 31, 2013
REVENUES
Advertising services		$244,002	$406,637

COST OF REVENUES
Cost of advertising services		(428,992)	(464,677)

GROSS LOSS		(184,990)	(58,040)

OPERATING EXPENSES
Selling and marketing		(22,068)	(52,879)
General and administrative		(335,316)	(501,433)
Total Operating Expenses		(357,384)	(554,312)

LOSS FROM OPERATIONS		(542,374)	(612,352)

OTHER INCOME
Sundry income		1,731	-
Interest income		18	9
Total Other Income		1,749	9

INTEREST AND OTHER DEBT-RELATD EXPENSES
Amortization of deferred charges and debt discount	10	(927,595)	(363,605)
Interest expense	8, 9&10	(82,546)	(47,377)
Total Interest and Other Debt-Related Expenses		(1,010,141)	(410,982)

NET LOSS BEFORE INCOME TAXES		(1,550,766)	(1,023,325)
Income taxes		-	-
NET LOSS		$(1,550,766)	$(1,023,325)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)		6,999	(1,024)
Total Other Comprehensive Income (Loss)		6,999	(1,024)

COMPREHENSIVE LOSS		$(1,543,767)	$(1,024,349)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	14	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	14	111,602,385	104,423,647

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

	Three Months Ended
	March 31, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,550,766)	$(1,023,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:
Equipment	11,081	66,296
Deferred charges and debt discount	927,595	363,605
Stock-based compensation for service	61,891	185,250
Loss on disposal of equipment	881	62,921
Changes in operating assets and liabilities:
Accounts receivable, net	(91,831)	(76,492)
Prepayments for advertising operating rights, net	-	266,509
Prepaid expenses and other current assets, net	(19,321)	3,577
Accounts payable, accrued expenses and other payables	(3,841)	67,119
Net cash used in operating activities	(664,311)	(84,540)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(717)	-
Proceeds from sales of equipment	-	412
Net cash (used in) provided by investing activities	(717)	412

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placements	600,000	-
Proceeds from short-term loan	98,115	77,927
Repayment of short-term loan	(105,874)	-
Repayment of director’s loan	(35,161)	-
Repayment of capital lease obligation	(2,724)	(2,496)
Net cash provided by financing activities	554,356	75,431

EFFECT OF EXCHANGE RATE CHANGES ON CASH	7,139	(1,424)

NET DECREASE IN CASH	(103,533)	(10,121)

CASH, BEGINNING OF PERIOD	111,889	21,008

CASH, END OF PERIOD	$8,356	$10,887

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest paid	$738	$972

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.                      INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Network CN Inc., its subsidiaries and variable interest entities (collectively “NCN” or the “Company” “we”, “our” or “us”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of our financial position and results of operations.

The unaudited condensed consolidated financial statements for the three months ended March 31, 2014 and 2013 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair presentation of financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, previously filed with the Securities and Exchange Commission on March  31, 2014.

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

Details of the Company’s principal subsidiaries and variable interest entities as of March 31, 2014 are described in Note 4 – Subsidiaries and Variable Interest Entities.

Going Concern

The Company has experienced recurring net losses of $1.6 million and $1.0 million for the three months ended March 31, 2014 and 2013, respectively. Additionally, the Company has net cash used in operating activities of $0.66 million and $0.08 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, the Company has a stockholders’ deficit of $8.4 million and $7.7 million, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In February 2014, the Company completed three private placements of 7.5 million shares of restricted common stock at $0.1 per share. The transaction took place with three investors and generated gross proceeds of $750,000 which can fund the Company’s operation. The Company received gross proceeds of $600,000 during the period ended March 31, 2014 and $150,000 has been recorded as other receivables in prepaid expenses and other current assets, net as of March 31, 2014. In March 2014, the Company and the 1% Convertible Promissory Notes respective holders tentatively agreed to extend the maturity date of the 1% Convertible Promissory Notes for a period of two years.

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

(B) Principles of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of Network CN Inc., its subsidiaries and its variable interest entities for which it is the primary beneficiary. A variable interest entity is an entity in which the Company, through contractual arrangements, bears the risks and enjoys the rewards normally associated with ownership of the entity. Upon making this determination, the Company is deemed to be the primary beneficiary of the entity, which is then required to be consolidated for financial reporting purposes. All significant intercompany transactions and balances have been eliminated upon consolidation.

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

(D) Cash and Cash Equivalents

Cash includes cash on hand, cash accounts, and interest bearing savings accounts placed with banks and financial institutions. For the purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2014 and December 31, 2013, the Company had no cash equivalents.

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

The diluted net loss per share is the same as the basic net loss per share for the three months ended March 31, 2014 and 2013, as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

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

The Company engaged in the provision of out-of-home advertising in China. As of March 31, 2014 and December 31, 2013, one customer accounted for approximately 97% and 96% of its accounts receivable balances respectively. Due to the longstanding nature of its relationships with these customers and contractual obligations, the Company is confident that it will recover these amounts. The Company establishes an allowance for doubtful debts accounts upon its assessment of various factors. The Company considers historical experience, the age of the receivable balances, the credit quality of its customers, current economic conditions, and other factors that may affect customers’ ability to pay to determine the level of allowance required.

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

NOTE 4.                      SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal subsidiaries and variable interest entities as of March 31, 2014 were as follows:
Name	Place of Incorporation	Ownership/Control interest attributable to the Company	Principal activities
NCN Group Limited	BVI	100%	Investment holding
NCN Media Services Limited	BVI	100%	Investment holding
Business Boom Investments Limited	BVI	100%	Investment holding
Linkrich Enterprise Advertising and Investment Limited	Hong Kong	100%	Investment holding
Cityhorizon Limited	Hong Kong	100%	Investment holding
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
Crown Eagle Investment Limited	Hong Kong	100%	Dormant
Crown Winner International Limited	Hong Kong	100%	Investment holding
NCN Group (HK) Limited	Hong Kong	100%	Provision of advertising services
NCN Huamin Management Consultancy (Beijing) Company Limited	PRC	100%	Dormant
Huizhong Lianhe Media Technology Co., Ltd.	PRC	100%	Provision of high-tech services
Beijing Huizhong Bona Media Advertising Co., Ltd.	PRC	100% (1)	Provision of advertising services
Xingpin Shanghai Advertising Limited	PRC	100% (1)	Provision of advertising services
Yi Gao Shanghai Advertising Limited	PRC	100%	Provision of advertising services
Chuanghua Shanghai Advertising Limited	PRC	100%	Provision of advertising services

Remarks:

1) Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.

NOTE 5.                      ACCOUNTS RECEIVABLE, NET

Accounts receivable, net as of March 31, 2014 and December 31, 2013 were as follows:

	As of March 31, 2014	As of December 31, 2013
Accounts receivable	$865,325	$773,611
Less: allowance for doubtful debts	(13,517)	(13,634)
Total	$851,808	$759,977

The Company recorded no allowance for doubtful debts for accounts receivables for the three months ended March 31, 2014 and 2013.

NOTE 6.                      PREPAYMENTS FOR ADVERTISING OPERATING RIGHTS, NET

Prepayments for advertising operating rights, net as of March 31, 2014 and December 31, 2013 were as follows:

	As of March 31, 2014	As of December 31, 2013
Gross carrying amount	$965,861	$648,082
Less: accumulated amortization	(965,861)	(648,082)
Total	$-	$-

Total amortization expense of prepayments for advertising operating rights of the Company for the three months ended March 31, 2014 and 2013 were $nil and $406,492, respectively. The amortization expense of prepayments for advertising operating rights was included as cost of advertising services in the unaudited condensed consolidated statements of operations.

As the Company has incurred continuous net losses, the Company performed an impairment review of its prepayments for advertising operating rights. The Company recorded no impairment loss for the three months ended March 31, 2014 and 2013.

NOTE 7.                      PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of March 31, 2014 and December 31, 2013 were as follows:

	As of March 31, 2014	As of December 31, 2013
Deposit paid for media projects	194,000	195,677
Payments from customers withheld by a third party	$1,559,986	$1,524,481
Prepaid expenses	105,745	102,665
Rental and other deposits	36,899	36,932
Other receivables	168,195	244
Sub-total	2,064,825	1,859,999
Less: allowance for doubtful debts	(1,562,144)	(1,526,639)
Total	$502,681	$333,360

The Company recorded no allowance for doubtful debts for prepaid expenses and other current assets for the three months ended March 31, 2014 and 2013.

NOTE 8.                      ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of March 31, 2014 and December 31, 2013 were as follows:

	As of March 31, 2014	As of December 31, 2013
Accrued advertising operating rights	$1,260,884	$1,222,004
Accrued staff benefit and related fees	1,100,945	1,032,593
Accrued professional fees	117,850	109,559
Director’s loan (Note 13)	50,084	85,244
Accrued interest expenses	233,599	345,917
Other accrued expenses	379,107	381,187
Short-term loans 1)	1,528,681	1,536,440
Receipts in advance	92,583	117,829
Other payables	29,368	9,088
Total	$4,793,101	$4,839,861

1) As of March 31, 2014, the Company recorded an aggregated amount of $1,528,681 short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on due date. As of the date of this report, those loans have not yet been repaid.

The interest expenses of the short-term loans for the three months ended March 31, 2014 and 2013 were $69,479 and $34,076   respectively.

NOTE 9.                      CAPITAL LEASE OBLIGATION

As of March 31, 2014, the gross amount of the motor vehicle under capital leases was $57,692. The following is a schedule by years of future minimum lease payment under capital leases together with the present value of the net minimum lease payment as of March 31, 2014.

Fiscal years ending December 31,
2014	$10,385
2015	13,846
2016	13,846
2017	4,615
Total minimum lease payments	42,692
Less: Amount representing interest	(4,432)
Present value of net minimum lease payment	38,260
Less: Current portion	(11,463)
Non-current portion	$26,797

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

Pursuant to a note exchange and option agreement, dated April 2, 2009 (the “Note Exchange and Option Agreement”), between the Company and Keywin, Keywin exchanged its Amended and Restated Note in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 61,407,093 shares of the Company’s common stock and an option to purchase an aggregate of 24,562,837 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000 (the “Keywin Option”). The Keywin Option was originally exercisable for a three-month period which commenced on April 2, 2009, but pursuant to several subsequent amendments, the exercise period has been extended to a sixty-nine-month period ending on January 1, 2015, subject to the Company’s right to unilaterally terminate the exercise period upon 30 days’ written notice. As of March 31, 2014, the Keywin Option has not been exercised.

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

Convertible promissory notes, net as of March 31, 2014 and December 31, 2013 were as follows:

	As of March 31, 2014	As of December 31, 2013
Gross carrying value	$5,000,000	$5,000,000
Less: Allocated intrinsic value of beneficial conversion feature	(3,598,452)	(3,598,452)
Add: Accumulated amortization of debt discount	3,590,459	2,662,864
	4,992,007	4,064,412
Less: Current portion	(4,992,007)	(4,064,412)
Non-current portion	$-	$-

The amortization of deferred charges and debt discount for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
Conversion Features	$927,595	$363,605
Deferred Charges	-	-
Total	$927,595	$363,605

Interest Expense

The interest expenses of the 1% Convertible Promissory Notes for the three months ended March 31, 2014 and 2013 were $12,329 and $12,334, respectively.

Extension of 1% Convertible Promissory Notes in 2014

The 1% Convertible Promissory Notes matured on April 1, 2014 and on March 12, 2014, the Company and the respective holders tentatively agreed to extend the maturity date of the 1% Convertible Promissory Notes for a period of two years. In all other respects not specifically mentioned, the terms of the 1% Convertible Promissory Notes shall remain the same and shall be fully enforceable in accordance with its terms.

Pursuant to ASC Topic 470-50 and ASC Topic 470-50-40, the Company determined that the original convertible notes and the modified convertible notes had substantially different terms and hence the fair value of the embedded beneficial conversion feature of the modified convertible notes, which $nil would be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. And no debt discount will be amortized over the term of the modified convertible notes from the respective date of agreement using the effective interest method.

NOTE 11.                    COMMITMENTS AND CONTINGENCIES

(A) Commitments

1. Rental Lease Commitment

The Company’s existing rental leases do not contain significant restrictive provisions. The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases as of March 31, 2014:

Nine months ending December 31, 2014	$98,787
Fiscal years ending December 31,
2014	98,787
2015	-
Thereafter	-
Total	$98,787

Rental expenses for the three months ended March 31, 2014 and 2013 were $42,322 and $48,988, respectively.

2. Annual Advertising Operating Rights Fee Commitment

The Company, through its PRC operating companies, has acquired advertising rights from third parties to operate different types of advertising panels for certain periods.

The following table sets forth the estimated future annual commitment of the Company with respect to the advertising operating rights of panels that the Company held as of March 31, 2014:

Nine months ending December 31, 2014	$1,854,345
Fiscal years ending December 31,
2014	1,854,345
2015	1,386,860
Thereafter	882,992
Total	$4,124,197

3. Capital commitments

As of March 31, 2014, the Company had commitments for capital expenditures in connection with construction of roadside advertising panels and mega-size advertising panels as well as the leasehold improvement of approximately $29,000.

(B) Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. Set forth below is a description of certain loss contingencies as of March 31, 2014 and management’s opinion as to the likelihood of loss in respect of loss contingency.

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

On March 28, 2013, Yi Gao transferred the assets rights of the LED panels to Chuangtian.  On April 12, 2013, Yi Gao received a notice from the People's Court of Huangpu District, Shanghai that Chuangtian, as plaintiff, had initiated a contract dispute against Yi Gao seeking an aggregate of RMB216,900 (equivalent to approximately US$34,500 at the then prevailing exchange rate) for unpaid right fees, penalty and electricity charges. The Company had not operated the respective advertising panels pursuant to the concession right contract started on April 1, 2013. On December 26, 2013, the People's Court of Huangpu District, Shanghai made a judgment to affirm that Yi Gao and Chuangtian reached an agreement to settle the case. As a result, Yi Gao is liable to pay an aggregate of RMB150,000 (equivalent to approximately US$24,470 at the then-prevailing exchange rate) to Chuangtian. On February 17, 2014, Yi Gao paid RMB150,000 to Chuangtian.

On March 27, 2013, Yi Gao received a legal letter dated March 27, 2013 from the legal counsel of Chuangtian, customer of the Shanghai Road Project, alleged to terminate the advertising contract on March 18, 2013 and demanding the refund of advertising fee for the period from April 1, 2013 to June 30, 2013 totaling RMB202,500 (equivalent to approximately US$32,300 at the then-prevailing exchange rate) before March 30, 2013. On April 12, 2013, Yi Gao received a notice from the People's Court of Huangpu District, Shanghai that Chuangtian, as plaintiff, had initiated a contract dispute against Yi Gao seeking an aggregate of RMB202,500 (equivalent to approximately US$32,300 at the then prevailing exchange rate) for refund of advertising fee. On December 26, 2013, the People's Court of Huangpu District, Shanghai made a judgment to affirm that Yi Gao and Chuangtian reached an agreement to settle the case. As a result, Yi Gao is liable to refund an aggregate of RMB150,000 (equivalent to approximately US$24,470 at the then-prevailing exchange rate) to Chuangtian. On February 17, 2014, Yi Gao paid RMB150,000 to Chuangtian.

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

NOTE 12.                    STOCKHOLDERS’ DEFICIT

(A)  Stock, Options and Warrants Issued for Services

1. In August 2006, the Company issued a warrant to purchase up to 20,000 shares of restricted common stock to a consultant at an exercise price $3.50 per share. One-fourth of the shares underlying the warrant became exercisable every 45 days beginning from the date of issuance. The warrant remains exercisable until August 25, 2016. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as with the following assumptions and estimates: expected dividend 0%, volatility 192%, a risk-free rate of 4.5% and an expected life of one (1) year. The value of the warrant recognized for the three months ended March 31, 2012 and 2011 were $nil. As of March 31, 2014, none of the warrant was exercised.

2. In July 2012, the Board of Director granted an aggregate of 360,000 shares of common stock to the independent directors of the Company for their services rendered during the year from July 1, 2012 to June 30, 2013. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Ronald Lee, 120,000 shares; Gerald Godfrey, 120,000 shares; and Charles Liu, 120,000 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil and $12,950 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended March 31, 2014 and March 31, 2013 respectively. Ronald Lee resigned from his position as a director of the Company effective on February 1, 2013 and the Company reversed $12,950 of the non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended March 31, 2013.

3. In September 2012, the Company entered into a financial public relations agreement with a consultant. Pursuant to the agreement, the consultant was granted 700,000 shares of common stock for the service rendered. During 2013, the Company issued 100,000 shares of par value of $0.001 to the consultant. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $12,000 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended March 31, 2013.  In February 2013, the Company entered into a supplemental agreement to the financial public relations agreement with the consultant. Pursuant to the supplemental agreement, the consultant was granted 2,500,000 shares of common stock for the service rendered. The Company issued 1,500,000 shares of par value of $0.001 to the consultant. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $150,000 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended March 31, 2013.

4. In March 2013, the Company agreed to issue an aggregate of 135,000 shares of common stock to the independent director, Charles Liu as director’s fee from November 16, 2011 to December 31, 2012.

5. In December 2012, the Company entered into two consultancy agreements with two consultants. Pursuant to the agreements, these two consultants were granted 6,000,000 shares and 2,500,000 shares respectively for their services rendered. In December 2012, the Company issued 4,000,000 and 2,500,000 shares of par value of $0.001 each to these two consultants respectively. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $390,000 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2012.  In January 2014, the Company issued the remaining 2,000,000 shares of par value of $0.001 to one of the consultant. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $55,600 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended March 31, 2014.

6. In March 2013, the Company agreed to issue an aggregate of 80,000 shares of common stock to the legal counsel, for their services rendered during the period from January 1, 2013 to December 31, 2013. Such shares with par value of $0.001 each were issued to the legal counsel on March 27, 2013. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $12,000 of deferred stock compensation amortized over requisite service period. The amortization of deferred stock compensation of $3,000 were recorded as non-cash stock-based compensation and included in general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2013.

7. In August 2013, the Board of Director granted an aggregate of 360,000 shares of common stock to the directors of the Company for their services rendered during the year from July 1, 2013 to June 30, 2014. Each director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Earnest Leung, 120,000 shares; Gerald Godfrey, 120,000 shares; and Charles Liu, 120,000 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $6,291 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended March 31, 2014.

8. On February 24, 2014, the Company completed three private placements of 7,500,000 shares of restricted common stock at $0.1 per share. The transaction took place with three investors and generated gross proceeds of $750,000. The Company received gross proceeds of $600,000 during the period ended March 31, 2014 and $150,000 has been recorded as other receivables in prepaid expenses and other current assets, net as of March 31, 2014.

NOTE 13.                    RELATED PARTY TRANSACTIONS

Except as set forth below, during the three months ended March 31, 2014 and 2013, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

In April 2009, in connection with debt restructuring, Statezone Ltd. of which Dr. Earnest Leung, the Company’s Chief Executive Officer and a Director (being appointed on July 15, 2009 and May 11, 2009 respectively) was the sole director, provided agency and financial advisory services to the Company. Accordingly, the Company paid an aggregate service fee of $350,000 of which $250,000 has been recorded as issuance costs for 1% Convertible Promissory Notes and $100,000 has been recorded as prepaid expenses and other current assets, net since April 2009. Such $100,000 is refundable unless Keywin Option is exercised and completed.

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

During the three months ended March 31, 2014, the Company repaid loans of $35,161 to its director. As of March 31, 2014 and December 31, 2013, the Company recorded an amount of $50,084 and $85,244 payable to director respectively. Such payable is included in accounts payable, accrued expenses and other payables on the unaudited condensed consolidated balance sheets. The amount is unsecured, bears no interest and is repayable on demand.

NOTE 14.                    NET LOSS PER COMMON SHARE

Net loss per common share information for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
Numerator:
Net loss attributable to NCN common stockholders	$(1,550,766)	$(1,023,325)
Denominator:
Weighted average number of shares outstanding, basic	111,602,385	104,423,647
Effect of dilutive securities	-	-
Options and warrants	-	-
Weighted average number of shares outstanding, diluted	111,602,385	104,423,647

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

The diluted net loss per common share is the same as the basic net loss per common share for the three months ended March 31, 2014 and 2013 as all potential common shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. The securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because of anti-dilutive effect as of March 31, 2014 and 2013 were summarized as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
Potential common equivalent shares:
Stock warrants for services*	-	-
Conversion feature associated with convertible promissory notes to common stock	-	53,740,327
Common stock to be granted to consultants for services (including non-vested shares)	20,000	20,000
Stock options granted to Keywin	470,917	11,672,212
Total	490,917	65,432,539

Remarks: * As of March 31, 2014, the number of potential common equivalent shares associated with warrants issued for services was nil, which was related to a warrant to purchase 20,000 shares of common stock issued by the Company to a consultant in 2006 for service rendered at an exercise price of $3.50, which will expire in August 2016.

NOTE 15.            BUSINESS SEGMENTS

The Company operates in one single business segment: Media Network, providing out-of home advertising services.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe”, “expect”, “anticipate”, “project”, “targets”, “optimistic”, “intend”, “aim”, “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to our potential inability to raise additional capital; changes in domestic and foreign laws, regulations and taxes; uncertainties related to China’s legal system and economic, political and social events in China; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks”; changes in economic conditions, including a general economic downturn or a downturn in the securities markets; and any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for fiscal year ended December 31, 2013 and subsequent SEC filings. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

Use of Terms

Except as otherwise indicated by the context, references in this report to:

•	“BVI” are references to the British Virgin Islands;

•
“China” and “PRC” are to the People’s Republic of China; the “Company”, “NCN”, “we”, “us”, or “our”, are references to Network CN Inc., a Delaware corporation and its direct and indirect subsidiaries: NCN Group Limited, or NCN Group, a BVI limited company; NCN Media Services Limited, a BVI limited company; NCN Group Management Limited, or NCN Group Management, a Hong Kong limited company; Crown Winner International Limited, or Crown Winner, a Hong Kong Limited company, and its subsidiary, Business Boom Investments Limited, a BVI Limited company and its variable interest entity, Xingpin Shanghai Advertising Limited; Crown Eagle Investments Limited, a Hong Kong limited company; NCN Group (HK) Limited, a Hong Kong limited company; Cityhorizon Limited, or Cityhorizon Hong Kong, a Hong Kong limited company, and its subsidiary, Huizhong Lianhe Media Technology Co., Ltd., or Lianhe, a PRC limited company; Linkrich Enterprise Advertising and Investment Limited, or Linkrich Enterprise, a Hong Kong limited company, and its subsidiaries, Yi Gao Shanghai Advertising Limited, or Yi Gao, a PRC limited company and Chuanghua Shanghai advertising Limited, a PRC limited company; NCN Huamin Management Consultancy (Beijing) Company Limited, or NCN Huamin, a PRC limited company; and the Company’s variable interest entity, Beijing Huizhong Bona Media Advertising Co., Ltd., or Bona, a PRC limited company;

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

Total advertising revenues were $244,002 and $406,637 for the three months ended March 31, 2014 and 2013, respectively and we have net loss of $1,550,766 and $1,023,325 for the three months ended March 31, 2014 and 2013, respectively. Our results of operations were negatively affected by a variety of factors, which led to less than expected revenues and cash inflows during the fiscal year 2014, including the following:

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

For more information relating to our business, please refer to Part I, “Item 1 - Business” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Completes Additional Private Placement

On February 24, 2014, the Company completed three private placements of 7.5 million shares of restricted common stock at $0.1 per share. The transaction took place with three investors and generated gross proceeds of $750,000. The Company received gross proceeds of $600,000 during the period ended March 31, 2014 and $150,000 has been recorded as other receivables in prepaid expenses and other current assets, net as of March 31, 2014.  Net proceeds from the financing will be used for general corporate purposes including initiation of activities related to the Company's proposed business in China.

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

In February 2014, we entered into a Cross Selling Agreement with Grand Vision Media Limited (“Grand Vision”) to cross sell our respective products. Grand Vision has its well-established sales team in Beijing, Guangzhou and Hong Kong, and we believe that we can leverage their sales force and enlarge our customer base. Grand Vision has the exclusive rights to operate the advertising panels at “Stellar International Theater Chain” theaters and they plan to install the glass-free 3D LED panels. At present, Stellar International Cineplex has established 56 modern cineplexes in many major cities in China, such as Beijing, Shanghai, Chengdu, Chongqing, Xuzhou, Tianjin, Shenyang, Lanzhou, Guangzhou, Qingdao and Hohhot. SMI Corp Ltd (“SMI”), the operator of Stellar International Theater Chain”, is a leading China theaters’ operator, currently engaged in movie theater operation, film operation, film investment, in-theater counter sales and online shopping. SMI offers more than 20 types of advertising and has planned to build 50 mega LED displayers per annum to attract potential advertisers. As SMI’s theaters network continues to expand, we believe that advertising platform will significantly benefit from its synergies effect. The rapid development of the Chinese film industry in recent years makes it as one of the world’s largest markets. Benefiting from China robust economy together with the improvement of its income per capita and urbanization rate, the Chinese film industry continues to flourish.

Identification of Potential Projects

We have extended our business direction to not just selling air-time for its media panels but started working closely with property developers in media planning for the property at the very early stage. By doing so, we are able to attract several property developers to grant us media rights within the whole property. These will include exhibition and conference centres, shopping malls, etc. This new business model will create a closer working relationship between the property owners and the Company as the property owners welcome a more thorough and well-planned media layout in their property at an early stage. Under this approach, we believe the property owners are more eager to work with us and even more ready to invest in the installation of media panels.

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

Comparison of Three Months Ended March 31, 2014 and March 31, 2013

Revenues – Our revenues consist primarily of income from out-of-home advertising panels. We recognize revenue in the period when advertisements are displayed. Revenues from advertising services for the three months ended March 31, 2014 were $244,002, as compared to $406,637 for the corresponding prior year period. The decrease of 40% was due to the increased competition in advertising industry and termination of two advertising projects in Shanghai in February 2013 and March 2013.

Cost of Revenues – Cost of revenues primarily consists of fees to obtain rights to operate advertising panels and other miscellaneous expenses. Cost of revenues for the three months ended March 31, 2014 was $428,992, a decrease of 7.7% as compared to $464,677 for the three months ended March 31, 2013. The decrease was mainly due to no media display equipment depreciation expenses incurred for the three months ended March 31, 2014.

Gross Loss – Our gross loss for the three months ended March 31, 2014 was $184,990, as compared to gross loss of $58,040 for the corresponding prior year period. The increase in gross loss was primarily driven by the decrease in revenues during the three months ended March 31, 2014.

Selling and Marketing Expenses – Selling and marketing expenses primarily consist of advertising and other marketing related expenses, compensation and related expenses for personnel engaged in sales and sales support functions. Selling and marketing expenses for the three months ended March 31, 2014 decreased by 58% to $22,068, as compared to $52,879 for the corresponding prior period.  The decrease was mainly due to (1) a restructuring of our sales team so as to enhance our operational effectiveness and efficiency and (2) our continuous cost cutting measures.

General and Administrative Expenses – General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, stock-based compensation expense for stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718, employee bonuses and other staff welfare and benefits, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses). General and administrative expenses for the three months ended March 31, 2014 decreased by 33% to $335,316, as compared to $501,433 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to a decrease in consultancy fee and decrease in loss on disposal of fixed assets.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the three months ended March 31, 2014 increased to $1,010,141, or by 146%, as compared to $410,982 for the corresponding prior year period.  The increase was mainly due to the 1) increase in amortization of deferred charges and debt discount, such increase was as a result of extension of convertible promissory notes in April 2012, and 2) increase in short-term loan interest.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended March 31, 2014 and 2013, because, the Company and all of its subsidiaries and variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $1,550,766 for the three months ended March 31, 2014, an increase of 52%, as compared to a net loss of $1,023,325 for the corresponding prior year period. The increase in net loss was driven by several factors, including the decrease in revenues and increase in general and administrative expenses and interest expense and other debt-related expenses and offset by decrease in selling and marketing expenses as more particularly described above.

Liquidity and Capital Resources

As of March 31, 2014, we had cash of $8,356, as compared to $111,889 as of December 31, 2013, a decrease of $103,533. The decrease was mainly attributable to the cash used in operating activities as a result of prepayments for advertising operating rights made, delay of collection of accounts receivable and decreased receipts in advance from customers during the current quarter offset by the cash provided by short-term loans and private placement.

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31, 2014	March 31, 2013
Net cash used in operating activities	$(664,311)	$(84,540)
Net cash (used in) provided by investing activities	(717)	412
Net cash provided by financing activities	554,356	75,431
Effect of exchange rate changes on cash	7,139	(1,424)
Net decrease in cash	(103,533)	(10,121)
Cash, beginning of period	111,889	21,008
Cash, end of period	$8,356	$10,887

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2014 was $664,311, as compared to net cash used in operating activities amounting to $84,540 for the corresponding prior year period. This was mainly attributable to increase in fees for advertising operating rights prepaid to suppliers, payment of short term loan interest and decreased receipts in advance from customers during the three months ended March 31, 2014.

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

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2014 was $717, as compared to net cash provided by investing activities $412 for the corresponding prior year period with no significant changes.

Financing Activities

Net cash provided by financing activities was $554,356 for the three months ended March 31, 2014, as compared to $75,431 for the corresponding prior year period. The increase was mainly due to receipts from private placement for financing our operations during the three months ended March 31, 2014.

Short-term Loan

As of March 31, 2014, the Company recorded an aggregated amount of $1,528,681 short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on due date. Up to the date of this report, those loans have not yet been repaid.

Advertising Operating Rights Fees

Advertising operating rights fees are the major cost of our advertising revenue. To maintain the advertising operating rights, we are required to pay advertising operating rights fees in accordance with payment terms set forth in contracts we entered into with various parties. These parties generally require us to prepay advertising operating rights fees for a period of time. The details of our advertising operating rights fees as of March 31, 2014 and 2013 were as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
Payment for prepayments for advertising operating rights	$323,334	$143,529

Amortization of prepayments for advertising operating rights	$-	$406,492

	As of March 31, 2014	As of December 31, 2013
Prepayments for advertising operating rights, net	$-	$-

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

Capital Expenditures

During the three months ended March 31, 2014 and 2013, we acquired equipment of $717 and $Nil which were primarily financed by directors’ loans and short term loans, and the cash flows generated from our operations.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of March 31, 2014:

	Payments due by period
	Total	Due in 2014	Due in 2015- 2016	Due in 2017- 2018	Thereafter
Debt Obligations (a)	$5,000,000	$5,000,000	$-	$-	$-
Operating Lease Obligations (b)	98,787	98,787	-	-	-
Advertising Operating Rights Fee Obligations (c)	4,124,197	1,854,345	2,269,852	-	-
Purchase Obligations (d)	$29,000	$29,000	$-	$-	$-

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Recent Accounting Pronouncements

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that as of March 31, 2014, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

We have not sold any equity securities during the quarter ended March 31, 2014 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

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

Date: May 15, 2014	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Shirley Cheng
Shirley Cheng, Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)