Form 10-Q
period 2014-06-30
NETWORK CN INC
filed 2014-11-19
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 14, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	115,919,467

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NETWORK CN INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Note	As of June 30, 2014	As of December 31, 2013
ASSETS
Current Assets
Cash		$9,148	$111,889
Accounts receivable, net	5	1,032,312	759,977
Prepayments for advertising operating rights, net	6	-	-
Prepaid expenses and other current assets, net	7	349,986	333,360
Total Current Assets		1,391,446	1,205,226

Equipment, Net		74,292	83,160

TOTAL ASSETS		$1,465,738	$1,288,386

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	8	$5,380,490	$4,839,861
1% convertible promissory notes due 2014, net	10	-	4,064,412
Capital lease obligation	9	11,690	11,236
Total Current Liabilities		5,392,180	8,915,509

Non-Current Liabilities
1% convertible promissory notes due 2016, net	10	5,000,000	-
Capital lease obligation, net of current portion	9	23,789	29,748
Total Non-Current Liabilities		5,023,789	29,748

TOTAL LIABILITIES		10,415,969	8,945,257

COMMITMENTS AND CONTINGENCIES	11

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 400,000,000 shares authorized Shares issued and outstanding: 115,919,467 and 106,419,467 as of June 30, 2014 and December 31, 2013 respectively		115,919	106,419
Additional paid-in capital		123,167,972	122,359,290
Accumulated deficit		(133,942,905)	(131,823,174)
Accumulated other comprehensive income		1,708,783	1,700,594
TOTAL STOCKHOLDERS’ DEFICIT	12	(8,950,231)	(7,656,871)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$1,465,738	$1,288,386

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(UNAUDITED)

		Three Months Ended		Six Months Ended
	Note	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
REVENUES
Advertising services		$219,516	$150,318	$463,518	$556,955

COST OF REVENUES
Cost of advertising services		(442,511)	(152,375)	(871,503)	(617,052)

GROSS LOSS		(222,995)	(2,057)	(407,985)	(60,097)

OPERATING EXPENSES
Selling and marketing		(19,324)	(3,600)	(41,392)	(56,479)
General and administrative		(235,880)	(284,366)	(571,196)	(785,799)
Total Operating Expenses		(255,204)	(287,966)	(612,588)	(842,278)

LOSS FROM OPERATIONS		(478,199)	(290,023)	(1,020,573)	(902,375)

OTHER INCOME, NET
Interest income		10	4	28	13
Other income, net		3,344	19,305	5,075	19,305
Total Other Income, Net		3,354	19,309	5,103	19,318

INTEREST AND OTHER DEBT- RELATED EXPENSES
Amortization of deferred charges and debt discount	10	(7,993)	(423,058)	(935,588)	(786,663)
Interest expense	8, 9&10	(86,127)	(55,522)	(168,673)	(102,899)
Total Interest and Other Debt– Related Expenses		(94,120)	(478,580)	(1,104,261)	(889,562)

NET LOSS BEFORE INCOME TAXES		(568,965)	(749,294)	(2,119,731)	(1,772,619)
Income taxes		-	-	-	-
NET LOSS		$(568,965)	$(749,294)	$(2,119,731)	$(1,772,619)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)		1,190	(4,572)	8,189	(5,596)
Total other comprehensive income (loss)		1,190	(4,572)	8,189	(5,596)

COMPREHENSIVE LOSS		$(567,775)	$(753,866)	$(2,111,542)	$(1,778,215)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	14	$(0.005)	$(0.007)	$(0.019)	$(0.017)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	14	115,919,467	105,419,467	114,051,399	104,742,809

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(UNAUDITED)

	Six Months Ended
	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,119,731)	$(1,772,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:
Equipment	22,098	80,955
Deferred charges and debt discount	935,588	786,663
Stock-based compensation for service	68,182	199,350
Loss on disposal of equipment	881	62,921
Changes in operating assets and liabilities:
Accounts receivable, net	(272,335)	144,932
Prepayments for advertising operating rights, net	-	416,889
Prepaid expenses and other current assets, net	(16,626)	2,027
Accounts payable, accrued expenses and other payables	497,483	(111,181)
Net cash used in operating activities	(884,460)	(190,063)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(14,268)	-
Proceeds from sales of equipment	-	412
Net cash (used in) provided by investing activities	(14,268)	412

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placements	750,000	-
Proceeds from short-term loans	234,265	277,732
Repayment of short-term loans	(105,874)	-
Repayment of director’s loan	(85,244)	(13,050)
Repayment of capital lease obligation	(5,505)	(5,050)
Net cash provided by financing activities	787,642	259,632

EFFECT OF EXCHANGE RATE CHANGES ON CASH	8,345	(1,300)

NET DECREASE IN CASH	(102,741)	68,681

CASH, BEGINNING OF PERIOD	111,889	21,008

CASH, END OF PERIOD	$9,148	$89,689

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest paid	$195,545	$2,014

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

The condensed consolidated financial statements for the three and six months ended June 30, 2014 and 2013 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair presentation of financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Details of the Company’s principal subsidiaries and variable interest entities as of June 30, 2014 are described in Note 4 – Subsidiaries and Variable Interest Entities.

Going Concern

The Company has experienced recurring net losses of $2,119,731 and $1,772,619 for the six months ended June 30, 2014 and 2013, respectively. Additionally, the Company has net cash used in operating activities of $884,460 and $190,063 for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and December 31, 2013, the Company has a stockholders’ deficit of $8,950,231 and $7,656,871, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company recently secured a new media project in China but the Company has not yet started to generate revenue. Co-operation agreements were signed for the media project. If the projects can start to operate, the Company expects that these projects will improve the Company’s future financial performance. The Company expects that the new projects can generate positive cashflow to the Company.

In February 2014, the Company completed three private placements of 7.5 million shares of restricted common stock at $0.1 per share. The transaction took place with three investors and generated gross proceeds of $750,000 which can fund the Company’s operation. The Company received gross proceeds of $750,000 during the six months ended June 30, 2014. In March 2014, the Company and the 1% Convertible Promissory Notes respective holders agreed to extend the maturity date of the 1% Convertible Promissory Notes for a period of two years.

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

(D) Cash and Cash Equivalents

Cash includes cash on hand, cash accounts, and interest bearing savings accounts placed with banks and financial institutions. For the purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2014 and December 31, 2013, the Company had no cash equivalents.

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

The Company determined the 1% convertible promissory notes to be conventional convertible instruments under ASC Topic 815-40-25. Its embedded conversion option qualified for equity classification pursuant to ASC Topic 815-40, and ASC Topic 815-10-15-74. The embedded beneficial conversion feature was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The debt discount resulting from the allocation of proceeds to the beneficial conversion feature is amortized over the term of the 1% convertible promissory notes from the respective dates of issuance using the effective interest method.

2) Extension of 1% Convertible Promissory Note

The 1% convertible promissory notes matured on April 1, 2012 and on the same date, the Company and the note holders agreed to the following: 1) extension of the maturity date of the 1% convertible promissory notes for a period of two years and 2) modification of the 1% convertible promissory notes to be convertible at any time into shares of the Company’s common stock at a conversion price of $0.09304 per share, subject to customary anti-dilution adjustments. In all other respects not specifically mentioned, the terms of the 1% convertible promissory notes remain the same and are fully enforceable in accordance with their terms. Subsequently, the Company issued new 1% convertible promissory notes matured on April 1, 2014 to the note holders. Pursuant to ASC Topic 470-50-40-10, the Company determined that the modification is substantially different and hence the modification was recorded as an extinguishment of notes and issuance of new notes. Pursuant to ASC Topic 470-20-40-3, the Company allocated the amount of the reacquisition price to the repurchased beneficial conversion feature using the intrinsic value of that conversion feature at the extinguishment date and the residual amount was allocated to the convertible security. Thus, the Company recorded a gain on extinguishment of debt. The 1% Convertible Promissory Notes matured on April 1, 2014 and on March 12, 2014, the Company and the respective holders agreed to extend the maturity date of the 1% Convertible Promissory Notes for a period of two years. In all other respects not specifically mentioned, the terms of the 1% Convertible Promissory Notes shall remain the same and shall be fully enforceable in accordance with its terms. Subsequently, the Company issued new 1% convertible promissory notes will mature on April 1, 2016. Pursuant to ASC Topic 470-20-40-3, the Company allocated the amount of the reacquisition price to the repurchased beneficial conversion feature using the intrinsic value of that conversion feature at the extinguishment date and the residual amount was allocated to the convertible security. Thus, the Company recorded no gain or loss on extinguishment of debt.

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

The diluted net loss per share is the same as the basic net loss per share for the three months and six months ended June 30, 2014 and 2013, as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

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

The Company is engaged in the provision of out-of-home advertising in China. As of June 30, 2014 and December 31, 2013, one customer accounted for approximately 95% and 96% of its accounts receivable balances, respectively. Due to the longstanding nature of its relationships with this customer and contractual obligations, the Company is confident that it will recover these amounts. The Company establishes an allowance for doubtful debts accounts upon its assessment of various factors. The Company considers historical experience, the age of the receivable balances, the credit quality of its customers, current economic conditions, and other factors that may affect customers’ ability to pay to determine the level of allowance required.

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

In March 2013, FASB has issued ASU No. 2013-05, Foreign Currency Matters (Topic 830). ASU No. 2013-05 is intended to clarify the parent’s accounting for the cumulative translation adjustment upon the sale or transfer of a group of assets within a consolidated foreign entity. When a parent ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the parent is required to release any related cumulative translation adjustment into Net income. ASU No. 2013-05 further clarifies the cumulative translation adjustment should be released into Net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU No. 2013-05 also clarifies application of this guidance to step acquisitions. ASU No. 2013-05 is effective prospectively for fiscal years beginning after December 15, 2013, with early adoption permitted. The adoption of ASU No. 2013-05 did not have a material impact on our financial statements.

In July 2013, the FASB issued changes to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. These changes require an entity to present an unrecognized tax benefit as a liability in the financial statements if (i) a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, an unrecognized tax benefit is required to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Previously, there was diversity in practice as no explicit guidance existed. These changes become effective for the Company on January 1, 2014. Management has determined that the adoption of these changes did not have a significant impact on our financial statements.

In May 2014, the FASB issued a converged final standard on the recognition of revenue from contracts with customers. This updated guidance provides a framework for addressing revenue recognition issues and replaces almost all existing revenue recognition guidance in current U.S. generally accepted accounting principles. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. This guidance is effective for interim and annual periods beginning after December 15, 2016. Management has not yet evaluated the future impact of this guidance on the Company’s financial position, results of operations or cash flows.

NOTE 4.            SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal subsidiaries and variable interest entities as of June 30, 2014 were as follows:
Name	Place of Incorporation	Ownership/Control interest attributable to the Company	Principal activities
NCN Group Limited	BVI	100%	Investment holding
NCN Media Services Limited	BVI	100%	Investment holding
Business Boom Investments Limited	BVI	100%	Investment holding
Linkrich Enterprise Advertising and Investment Limited	Hong Kong	100%	Investment holding
Cityhorizon Limited	Hong Kong	100%	Investment holding
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
Crown Eagle Investment Limited	Hong Kong	100%	Dormant
Crown Winner International Limited	Hong Kong	100%	Investment holding
NCN Group (HK) Limited	Hong Kong	100%	Provision of advertising services
NCN Huamin Management Consultancy (Beijing) Company Limited	PRC	100%	Dormant
Huizhong Lianhe Media Technology Co., Ltd.	PRC	100%	Provision of high-tech services
Beijing Huizhong Bona Media Advertising Co., Ltd.	PRC	100% (1)	Provision of advertising services
Xingpin Shanghai Advertising Limited	PRC	100% (1)	Provision of advertising services
Yi Gao Shanghai Advertising Limited	PRC	100%	Provision of advertising services
Chuanghua Shanghai Advertising Limited	PRC	100%	Provision of advertising services
Jiahe Shanghai Advertising Limited	PRC	100%	Provision of advertising services

Remarks:

1) Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.

NOTE 5.            ACCOUNTS RECEIVABLE, NET

Accounts receivable, net as of June 30, 2014 and December 31, 2013 were as follows:

	As of June 30, 2014	As of December 31, 2013
Accounts receivable	$1,045,817	$773,611
Less: allowance for doubtful debts	(13,505)	(13,634)
Total	$1,032,312	$759,977

The Company recorded no allowance for doubtful debts for accounts receivables for the three and six months ended June 30, 2014 and 2013.

NOTE 6.            PREPAYMENTS FOR ADVERTISING OPERATING RIGHTS, NET

Prepayments for advertising operating rights, net as of June 30, 2014 and December 31, 2013 were as follows:

	As of June 30, 2014	As of December 31, 2013
Gross carrying amount	$965,861	$648,082
Less: accumulated amortization	(965,861)	(648,082)
Total	$-	$-

Total amortization expense of prepayments for advertising operating rights of the Company for the three months ended June 30, 2014 and 2013 were $nil and $159,337, while for the six months ended June 30, 2014 and 2013 were $nil and $565,829, respectively. The amortization expense of prepayments for advertising operating rights was included as cost of advertising services in the unaudited condensed consolidated statements of operations.

As the Company has incurred continuous net losses, the Company performed an impairment review of its prepayments for advertising operating rights. The Company recorded no impairment loss for the three and six months ended June 30, 2014 and 2013.

NOTE 7.            PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of June 30, 2014 and December 31, 2013 were as follows:

	As of June 30, 2014	As of December 31, 2013
Deposit paid for media projects	$193,814	$195,677
Payments from customers withheld by a third party	1,558,502	1,524,481
Prepaid expenses	105,925	102,665
Rental and other deposits	45,383	36,932
Other receivables	7,002	244
Sub-total	1,910,626	1,859,999
Less: allowance for doubtful debts	(1,560,640)	(1,526,639)
Total	$349,986	$333,360

The Company recorded no allowance for doubtful debts for prepaid expenses and other current assets for the three and six months ended June 30, 2014 and 2013.

NOTE 8.            ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of June 30, 2014 and December 31, 2013 were as follows:

	As of June 30, 2014	As of December 31, 2013
Accrued advertising operating rights	$1,711,416	$1,222,004
Accrued staff benefit and related fees	1,144,703	1,032,593
Accrued professional fees	151,426	109,559
Director’s loan (Note 13)	-	85,244
Accrued interest expenses	319,045	345,917
Other accrued expenses	318,623	381,187
Short-term loans 1)	1,664,831	1,536,440
Receipts in advance	41,098	117,829
Other payables	29,348	9,088
Total	$5,380,490	$4,839,861

1) As of June 30, 2014, the Company recorded an aggregated amount of $1,664,831 in short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. As of the date of this report, those loans have not yet been repaid.

The interest expenses of the short-term loans for the three months ended June 30, 2014 and 2013 were $73,254 and $42,010, while for the six months ended June 30, 2014 and 2013 amounted to $142,733 and $76,086,   respectively.

NOTE 9.            CAPITAL LEASE OBLIGATION

As of June 30, 2014, the gross amount of the motor vehicle under capital leases was $57,692. The following is a schedule by years of future minimum lease payment under capital leases together with the present value of the net minimum lease payment as of June 30, 2014.

Fiscal years ending December 31,
2014	$6,923
2015	13,846
2016	13,846
2017	4,615
Total minimum lease payments	39,230
Less: Amount representing interest	(3,751)
Present value of net minimum lease payment	35,479
Less: Current portion	(11,690)
Non-current portion	$23,789

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

Pursuant to a note exchange and option agreement, dated April 2, 2009 (the “Note Exchange and Option Agreement”), between the Company and Keywin, Keywin exchanged its Amended and Restated Note in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 61,407,093 shares of the Company’s common stock and an option to purchase an aggregate of 24,562,837 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000 (the “Keywin Option”). The Keywin Option was originally exercisable for a three-month period which commenced on April 2, 2009, but pursuant to several subsequent amendments, the exercise period has been extended to a sixty-nine-month period ending on January 1, 2015, subject to the Company’s right to unilaterally terminate the exercise period upon 30 days’ written notice. As of June 30, 2014, the Keywin Option has not been exercised.

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

3) Extension of 1% Convertible Promissory Notes in 2014

The 1% Convertible Promissory Notes matured on April 1, 2014 and on March 12, 2014, the Company and the respective holders agreed to extend the maturity date of the 1% Convertible Promissory Notes for a period of two years. In all other respects not specifically mentioned, the terms of the 1% Convertible Promissory Notes shall remain the same and shall be fully enforceable in accordance with its terms.

Pursuant to ASC Topic 470-50 and ASC Topic 470-50-40, the Company determined that the original convertible notes and the modified convertible notes had substantially different terms and hence the fair value of the embedded beneficial conversion feature of the modified convertible notes, which would be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and any debt discount will be amortized over the term of the modified convertible notes from the effective date of the new agreement using the effective interest method. As of April 1, 2014, the Company determined the fair value of the embedded beneficial conversion feature of the modified convertible notes is $nil.

No gain or loss on extinguishment of debt

Pursuant to ASC Topic 470-20-40-3, the Company allocated the amount of the reacquisition price to the repurchased beneficial conversion feature using the intrinsic value of that conversion feature at the extinguishment date and the residual amount was allocated to the convertible security. Thus, the Company recognized no gain or loss on extinguishment of debt at the date of extinguishment for the period ended June 30, 2014.

Convertible promissory notes, net as of  June 30, 2014 and December 31, 2013 were as follows:

	As of June 30, 2014	As of December 31, 2013
Gross carrying value	$5,000,000	$5,000,000
Less: Allocated intrinsic value of beneficial conversion feature	-	(3,598,452)
Add: Accumulated amortization of debt discount	-	2,662,864
	5,000,000	4,064,412
Less: Current portion	-	(4,064,412)
Non-current portion	$5,000,000	$-

The amortization of deferred charges and debt discount for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Conversion Features	$7,993	$423,058	$935,588	$786,663
Deferred Charges	-	-		-
Total	$7,993	$423,058	$935,588	$786,663

Interest Expense

The interest expenses of the 1% Convertible Promissory Notes for the three months ended June 30, 2014 and 2013 were $12,192 and $12,466, respectively, while for the six months ended June 30, 2014 and 2013 amounted to $24,521 and $24,800, respectively.

NOTE 11.                      COMMITMENTS AND CONTINGENCIES

(A) Commitments

1. Rental Lease Commitment

The Company’s existing rental leases do not contain significant restrictive provisions. The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases as of June 30, 2014:

Six months ending December 31, 2014	$128,465
Fiscal years ending December 31,
2014	83,108
2015	34,018
2016	11,339
Thereafter	-
Total	$128,465

Rental expenses for the three months ended June 30, 2014 and 2013 were $40,531 and $47,723, respectively, while for the six months ended June 30, 2014 and 2013 amounted to $82,853 and $96,176, respectively.

2. Annual Advertising Operating Rights Fee Commitment

The Company, through its PRC operating companies, has acquired advertising rights from third parties to operate different types of advertising panels for certain periods.

The following table sets forth the estimated future annual commitment of the Company with respect to the advertising operating rights of panels that the Company held as of June 30, 2014:

Six months ending December 31, 2014	$3,668,127
Fiscal years ending December 31,
2014	1,398,275
2015	1,386,860
Thereafter	882,992
Total	$3,668,127

3. Capital commitments

As of June 30, 2014, the Company had commitments for capital expenditures in connection with construction of roadside advertising panels and mega-size advertising panels as well as the leasehold improvement of approximately $29,000.

(B) Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. Set forth below is a description of certain loss contingencies as of June 30, 2014 and management’s opinion as to the likelihood of loss in respect of loss contingency.

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

NOTE 12.         STOCKHOLDERS’ DEFICIT

(A)  Stock, Options and Warrants Issued for Services

1. In August 2006, the Company issued a warrant to purchase up to 20,000 shares of restricted common stock to a consultant at an exercise price $3.50 per share. One-fourth of the shares underlying the warrant became exercisable every 45 days beginning from the date of issuance. The warrant remains exercisable until August 25, 2016. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as with the following assumptions and estimates: expected dividend 0%, volatility 192%, a risk-free rate of 4.5% and an expected life of one (1) year. The value of the warrant recognized for the three months ended March 31, 2012 and 2011 were $nil. As of June 30, 2014, none of the warrant was exercised.

2. In July 2012, the Board of Directors granted an aggregate of 360,000 shares of common stock to the independent directors of the Company for their services rendered during the year from July 1, 2012 to June 30, 2013. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Ronald Lee, 120,000 shares; Gerald Godfrey, 120,000 shares; and Charles Liu, 120,000 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil and $11,100 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended June 30, 2014 and 2013, respectively, while during the six months ended June 30, 2014 and 2013 such amounts were $nil and $24,050, respectively. Ronald Lee resigned from his position as a director of the Company effective on February 1, 2013 and the Company reversed $12,950 of the non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the six months ended June 30, 2013.

3. In September 2012, the Company entered into a financial public relations agreement with a consultant. Pursuant to the agreement, the consultant was granted 700,000 shares of common stock for the service rendered. During 2013, the Company issued 100,000 shares of par value of $0.001 to the consultant. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended June 30, 2014 and 2013, while during the six months ended June 30, 2014 and 2013 such amounts were $nil and $12,000, respectively. In February 2013, the Company entered into a supplementary agreement to financial public relations agreement with the consultant. Pursuant to the agreement, the consultant was granted 2,500,000 shares of common stock for the service rendered. The Company issued 1,500,000 shares of par value of $0.001 to the consultant. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended June 30, 2014 and 2013, while during the six months ended June 30, 2014 and 2013 such amounts were $nil and $150,000, respectively.

4. In March 2013, the Company agreed to issue an aggregate of 135,000 shares of common stock to the independent director, Charles Liu, as director’s fee from November 16, 2011 to December 31, 2012.

5. In December 2012, the Company entered into two consultancy agreements with two consultants. Pursuant to the agreements, these two consultants were granted 6,000,000 shares and 2,500,000 shares, respectively, for their services rendered. In December 2012, the Company issued 4,000,000 and 2,500,000 shares of par value of $0.001 each to these two consultants, respectively. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $390,000 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2012.  In January 2014, the Company issued the remaining 2,000,000 shares of par value of $0.001 to one of the consultants. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended June 30, 2014, while the Company recognized $55,600 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the six months ended June 30, 2014.

6. In March 2013, the Company agreed to issue an aggregate of 80,000 shares of common stock to the legal counsel, for their services rendered during the period from January 1, 2013 to December 31, 2013. Such shares with par value of $0.001 each were issued to the legal counsel on March 27, 2013. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $12,000 of deferred stock compensation amortized over the requisite service period. The amortization of deferred stock compensation of $nil and $3,000 were recorded as non-cash stock-based compensation and included in general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2014 and 2013, while during the six months ended June 30, 2014 and 2013 such amounts were $nil and $6,000, respectively.

7. In August 2013, the Board of Director granted an aggregate of 360,000 shares of common stock to the directors of the Company for their services rendered during the year from July 1, 2013 to June 30, 2014. Each director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Earnest Leung, 120,000 shares; Gerald Godfrey, 120,000 shares; and Charles Liu, 120,000 shares.The Company recognized $6,291 and $nil of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended June 30, 2014 and 2013, respectively, while during the six months ended June 30, 2014 and 2013 such amounts were $12,582 and $nil, respectively.

8. On February 24, 2014, the Company completed three private placements of 7,500,000 shares of restricted common stock at $0.1 per share. The transaction took place with three investors and generated gross proceeds of $750,000 during the period ended June 30, 2014.

NOTE 13.         RELATED PARTY TRANSACTIONS

Except as set forth below, during the three and six months ended June 30, 2014 and 2013, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

In April 2009, in connection with debt restructuring, Statezone Ltd. of which Dr. Earnest Leung, the Company’s Chief Executive Officer and a Director (being appointed on July 15, 2009 and May 11, 2009 respectively) was the sole director, provided agency and financial advisory services to the Company. Accordingly, the Company paid an aggregate service fee of $350,000 of which $250,000 has been recorded as issuance costs for 1% Convertible Promissory Notes and $100,000 has been recorded as prepaid expenses and other current assets, net since April 2009. Such $100,000 is refundable unless the Keywin Option is exercised and completed.

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

During the six months ended June 30, 2014 and 2013, the Company repaid loans of $85,244 and $13,050 to its director, respectively. As of June 30, 2014 and December 31, 2013, the Company recorded an amount of $nil and $85,245 payable to director. Such payable was included in accounts payable, accrued expenses and other payables on the unaudited condensed consolidated balance sheets. The amount is unsecured, bears no interest and is repayable on demand.

NOTE 14.         NET LOSS PER COMMON SHARE

Net loss per common share information for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Numerator:
Net loss attributable to NCN common stockholders	$(568,965)	$(749,294)	$(2,119,731)	$(1,772,619)
Denominator :
Weighted average number of shares outstanding, basic	115,919,467	105,419,467	114,051,339	104,742,809
Effect of dilutive securities	-	-	-	-
Options and warrants	-	-	-	-
Weighted average number of shares outstanding, diluted	115,919,467	105,419,467	114,051,399	104,742,809

Net loss per common share – basic and diluted	$(0.005)	$(0.007)	$(0.019)	$(0.017)

The diluted net loss per common share is the same as the basic net loss per common share for the three and six months ended June 30, 2014 and 2013 as all potential common shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. The securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss income per common share because of anti-dilutive effect as of June 30, 2014 and 2013 were summarized as follows:
	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Potential common equivalent shares:
Stock warrants for services*	-	-	-	-
Conversion feature associated with convertible promissory notes to common stock	53,740,327	53,740,327	-	53,740,327
Common stock to be granted to consultants for services (including non- vested shares)*	20,000	20,000	20,000	20,000
Stock options granted to Keywin	5,293,467	8,355,382	1,550,774	10,425,116
Total	59,053,794	62,115,709	1,570,774	64,185,443

Remarks: * As of June 30, 2014, the number of potential common equivalent shares associated with warrants issued for services was nil, which was related to a warrant to purchase 20,000 shares of common stock issued by the Company to a consultant in 2006 for service rendered at an exercise price of $3.50, which will expire in August 2016.

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

Total advertising revenues were $463,518 and $556,955 for the six months ended June 30, 2014 and 2013, respectively, and we have net loss of $2,119,731 and 1,772,619 for the six months ended June 30, 2014 and 2013, respectively. Our results of operations were negatively affected by a variety of factors, which led to less than expected revenues and cash inflows during the fiscal year 2014, including the following:

●	slower economic growth in PRC;
●	the rising costs to acquire advertising rights due to competition among bidders for those rights;
●	slower than expected consumer acceptance of the digital form of advertising media;
●	strong competition from other media companies; and
●	many customers continued to be cost-conscious in their advertising budget especially on our new digital form of media.

To address these unfavorable market conditions, we continue to implement cost-cutting measures, including reductions in our workforce, office rentals, selling and marketing related expenses and other general and administrative expenses. We have also re-assessed the commercial viability of each of our concession rights contracts and have terminated those  that we determined were no longer commercially viable due to high annual fees. Management has also successfully negotiated some reductions in advertising operating rights fees under the remaining contracts. Since the latter half of 2011, we have expanded our focus from LED media and have actively explored new prominent media projects in order to provide a wider range of media and advertising services and improve our financial performance.

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

The 1% Convertible Promissory Notes matured on April 1, 2012 and the Company issued new 1% convertible promissory notes (the “New 1% Convertible Promissory Notes”) to the Note Holders. The New 1% Convertible Promissory Notes bear interest at 1% per annum, are payable semi-annually in arrears, mature on April 1, 2014, and are convertible at any time by the Note Holders into shares of the Company’s common stock at an initial conversion price of $0.09304 per share, subject to customary anti-dilution adjustments. In addition, in the event of a default, the Note Holders will have the right to redeem the New 1% Convertible Promissory Notes at 110% of the principal amount, plus any accrued and unpaid interest. On March 12, 2014, the Company and Note Holders  agreed to extend the maturity date of the New 1% Convertible Promissory Notes to April 1, 2016 with other terms remaining unchanged.

Completes Additional Private Placement

On February 24, 2014, the Company completed three private placements of 7.5 million shares of restricted common stock at $0.1 per share. The transaction took place with three investors and generated gross proceeds of $750,000 during the period ended June 30, 2014.Net proceeds from the financing will be used for general corporate purposes including initiation of activities related to the Company's proposed business in China.

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

New Advertising Media Projects

In February 2014, we entered into a Cross Selling Agreement with Grand Vision Media Limited (“Grand Vision”) to cross sell our respective products. Grand Vision has its well-established sales team in Beijing, Guangzhou and Hong Kong, and we believe that we can leverage their sales force and enlarge our customer base. Grand Vision has the exclusive rights to operate the advertising panels at “Stellar International Theater Chain” theaters and they plan to install glasses-free 3D LED panels. At present, Stellar International Cineplex has established 56 modern cineplexes in many major cities in China, such as Beijing, Shanghai, Chengdu, Chongqing, Xuzhou, Tianjin, Shenyang, Lanzhou, Guangzhou, Qingdao and Hohhot. SMI Corp Ltd (“SMI”), the operator of Stellar International Theater Chain”, is a leading China theaters’ operator, currently engaged in movie theater operation, film operation, film investment, in-theater counter sales and online shopping. SMI offers more than 20 types of advertising and has planned to build 50 mega LED displayers per annum to attract potential advertisers. As SMI’s theaters network continues to expand, we believe that advertising platform will significantly benefit from its synergies effect. The rapid development of the Chinese film industry in recent years makes it as one of the world’s largest markets. Benefiting from China robust economy together with the improvement of its income per capita and urbanization rate, the Chinese film industry continues to flourish.

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

Comparison of Three Months Ended June 30, 2014 and June 30, 2013

Revenues – Our revenues consist primarily of income from out-of-home advertising panels. We recognize revenue in the period when advertisements are displayed. Revenues from advertising services for the three months ended June 30, 2014 were $219,516, as compared to $150,318 for the corresponding prior year period. During the three months ended June 30, 2014, the revenue was generated from two media advertising projects. During the three months ended June 30, 2013, the revenue was only generated from a new media advertising project in Zhuhai.

Cost of Revenues – Cost of revenues primarily consists of fees to obtain rights to operate advertising panels, advertising agency service fees, media display equipment depreciation expenses and other miscellaneous expenses. Cost of revenues for the three months ended June 30, 2014 was $442,511, an increase of 190% as compared to $152,375 for the three months ended June 30, 2013. The increase was mainly attributable to an increase in the amortization of advertising operating rights fees. There was one advertising project in Zhuhai during the three months ended June 30, 2013 while there were two advertising projects in Shanghai during the three months ended June 30, 2014.

Gross Loss – Our gross loss for the three months ended June 30, 2014 was $222,995, as compared to $2,057 for the corresponding prior year period. The increase in gross loss was primarily driven by the percentage of increase in the cost of revenue during the three months ended June 30, 2014.

Selling and Marketing Expenses – Selling and marketing expenses primarily consist of advertising and other marketing related expenses, compensation and related expenses for personnel engaged in sales and sales support functions. Selling and marketing expenses for the three months ended June 30, 2014 increased by 437% to $19,324, as compared to $3,600 for the corresponding prior period. The increase was mainly due to the new appointment of Chief Operating Officer for our China Operation.

General and Administrative Expenses – General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, stock-based compensation expense for stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718, employee bonuses and other staff welfare and benefits, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses). General and administrative expenses for the three months ended June 30, 2014 decreased by 17% to $235,880, as compared to $284,366 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to (1) our continuously cost cutting measures and (2) a decrease in headcount compare to 2013.

Other income – Other income for the three months ended June 30, 2014 was $3,354, compared to other income of $19,309 for the corresponding prior year period. The decrease in other income was mainly due to the decrease in consultancy income in 2014.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the three months ended June 30, 2014 decreased to $94,120, or by 80%, as compared to $478,580 for the corresponding prior year period.  The decrease was mainly due to the decrease in amortization of deferred charges and debt discount, and such decrease was a result of the extension of convertible promissory notes in April 2014.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended June 30, 2014 and 2013, because the Company and all of its subsidiaries and variable interest entity operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $568,965 for the three months ended June 30, 2014, a decrease of 24%, as compared to $749,294 for the corresponding prior year period. The decrease in net loss was primarily due to decrease in amortization of deferred charges and debt discount recorded during the three months ended June 30, 2014.

Comparison of Six Months Ended June 30, 2014 and June 30, 2013

Revenues – Revenues from advertising services for the six months ended June 30, 2014 were $463,518, as compared to $556,955 for the corresponding prior year period, a decrease of 17%. The decrease was mainly attributed to the termination of Nanjing Road Project on March 31, 2013 and expiry of other media advertising project in Shanghai in February 2013.

Cost of Revenues – Cost of revenues for the six months ended June 30, 2014 were $871,503, an increase of 41% as compared to $617,052 for the six months ended June 30, 2012. The increase was mainly due to the higher rights fee paid to the new media project in Shanghai in 2014.

Gross (Loss)/Profit – Our gross loss for the six months ended June 30, 2014 was $407,985, as compared to $60,097 for the corresponding prior year period. The increase in gross loss was primarily driven by the decrease in revenues and increase in cost of revenue during the six months ended June 30, 2014.

Selling and Marketing Expenses – Selling and marketing expenses for the six months ended June 30, 2014 decreased by 27% to $41,392, compared to $56,479 for the corresponding prior period. The decrease was mainly due to the restructuring of our sales team so as to enhance our operational effectiveness and efficiency and our continuous cost cutting measures.

General and Administrative Expenses – General and administrative expenses for the six months ended June 30, 2014 decreased by 27% to $571,196, compared to $785,799 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to continuous cost cutting measures. The decrease was partially offset by an increase in consultancy fee amounting to $61,596, compared to $nil for the corresponding prior year period.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the six months ended June 30, 2014 increased to $1,104,261, or by 24%, compared to $889,562 for the corresponding prior year period. The increase was mainly due to the increase in amortization of debt discount as a result of the convertible promissory notes in April 2014 and the increase in interest paid for the short term loans.

Other income – Other income for the six months ended June 30, 2014 was $5,103, compared to other income of $19,318 for the corresponding prior year period. The decrease in other income was mainly due to the decrease in consultancy income in 2014.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the six months ended June 30, 2014 and 2013 as the Company and all of its subsidiaries and its variable interest entities operated at a taxable loss during the respective periods.

Net (Loss) Income – The Company incurred a net loss of $2,119,731 for the six months ended June 30, 2014, compared to of $1,772,619 for the corresponding prior year period. The increase in net loss was primarily due to the decrease in revenues and increase in cost of revenue during the six months ended June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2014, we had cash of $9,148, as compared to $111,889 as of December 31, 2013, a decrease of $102,741. The decrease was mainly attributable to the cash used in operating activities as a result of delay of collection of accounts receivable and decreased receipts in advance from customers during the current quarter offset by the cash provided by short-term loans and private placement.

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30, 2014	June 30, 2013
Net cash used in operating activities	$(884,460)	$(190,063)
Net cash (used in) provided by investing activities	(14,268)	412
Net cash provided by financing activities	787,642	259,632
Effect of exchange rate changes on cash	8,345	(1,300)
Net (decrease) increase in cash	(102,741)	68,681
Cash, beginning of period	111,889	21,008
Cash, end of period	$9,148	$89,689

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2014 was $884,460 as compared to $190,063 for the corresponding prior year period. This was mainly attributable to increase in fees for advertising operating rights prepaid to suppliers, payment of short term loan interest and decreased receipts in advance from customers during the six months ended June 30, 2014.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 was $14,268, as compared to the net cash provided by investing activities $412 for the corresponding prior year period. The increase was mainly attributable to leasehold improvements paid for the relocation of our Shanghai offices during the six months ended June 30, 2014.

Financing Activities

Net cash provided by financing activities was $787,642 for the six months ended June 30, 2014, as compared to $259,632 for the corresponding prior year period. The increase was mainly due to receipts from private placement for financing our operations during the six months ended June 30, 2014.

Short-term Loans

As of June 30, 2014, the Company recorded an aggregated amount of $1,664,831 short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on due date. Up to the date of this report, those loans have not yet been repaid.

Advertising Operating Rights Fees

Advertising operating rights fees are the major cost of our advertising revenue. To maintain the advertising operating rights, we are required to pay advertising operating rights fees in accordance with payment terms set forth in contracts we entered into with various parties. These parties generally require us to prepay advertising operating rights fees for a period of time. The details of our advertising operating rights fees as of June 30, 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Payment for prepayments for advertising operating rights	$-	$-	$323,334	$143,529

Amortization of prepayments for advertising operating rights	$-	$159,337	$-	$565,829

	As of June 30, 2014	As of December 31, 2013
Prepayments for advertising operating rights, net	$-	$-

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

Capital Expenditures

During the six months ended June 30, 2014 and 2013, we acquired equipment of $14,268 and $Nil which were primarily financed by directors’ loans and short term loans, and the cash flows generated from our operations.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of June 30, 2014:

	Payments due by period
	Total	Due in 2014	Due in 2015- 2016	Due in 2017- 2018	Thereafter
Debt Obligations (a)	$5,000,000	$-	$5,000,000	$-	$-
Operating Lease Obligations (b)	128,465	83,108	45,357	-	-
Advertising Operating Rights Fee Obligations (c)	3,668,127	1,398,275	2,269,852	-	-
Purchase Obligations (d)	$29,000	$29,000	$-	$-	$-

(a) Debt Obligations. We issued an aggregate of $5,000,000 in 1% Convertible Promissory Notes in April 2009 to our investors. Such 1% Convertible Promissory Notes mature on April 1, 2016. For details, please refer to the Note 10 of the unaudited condensed consolidated financial statements.

(b) Operating Lease Obligations. We have entered into various non-cancelable operating lease agreements for our offices and staff quarter. Such operating leases do not contain significant restrictive provisions.

(c) Annual Advertising Operating Rights Fee Obligations. The Company, through its PRC operating company, has acquired two rights from third parties. One is to operate a 276 square meter advertising area located on the first floor of the Union Building at the entrance of Zhuhai sub-zone of Zhuhai-Macau Cross Border Industrial Zone, whose lease terms expire in 2015.  Another one is to operate the 91 advertising lightboxes in arrival hall of Shanghai Hongqiao Railway Station from September 10, 2013 to December 9, 2016.

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

In March 2013, FASB has issued ASU No. 2013-05, Foreign Currency Matters (Topic 830). ASU No. 2013-05 is intended to clarify the parent’s accounting for the cumulative translation adjustment upon the sale or transfer of a group of assets within a consolidated foreign entity. When a parent ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the parent is required to release any related cumulative translation adjustment into Net income. ASU No. 2013-05 further clarifies the cumulative translation adjustment should be released into Net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU No. 2013-05 also clarifies application of this guidance to step acquisitions. ASU No. 2013-05 is effective prospectively for fiscal years beginning after December 15, 2013, with early adoption permitted. The adoption of ASU No. 2013-05 did not have a material impact on our financial statements.

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

In May 2014, the FASB issued a converged final standard on the recognition of revenue from contracts with customers. This updated guidance provides a framework for addressing revenue recognition issues and replaces almost all existing revenue recognition guidance in current U.S. generally accepted accounting principles. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. This guidance is effective for interim and annual periods beginning after December 15, 2016. Management has not yet evaluated the future impact of this guidance on the Company’s financial position, results of operations or cash flows.

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that as of June 30, 2014, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

We have not sold any equity securities during the quarter ended June 30, 2014 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

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

101 *
Financial statements and footnotes of Network CN Inc. for the fiscal quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T (furnished herewith)

* Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2014	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Shirley Cheng
Shirley Cheng, Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)