Form 10-Q
period 2014-09-30
NETWORK CN INC
filed 2014-11-19
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 19, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	115,919,467

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NETWORK CN INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Note	As of September 30, 2014	As of December 31, 2013
ASSETS
Current Assets
Cash		$118,597	$111,889
Accounts receivable, net	5	6,164	759,977
Prepayments for advertising operating rights, net	6	-	-
Prepaid expenses and other current assets, net	7	153,121	333,360
Total Current Assets		277,882	1,205,226

Equipment, Net		51,196	83,160

TOTAL ASSETS		$329,078	$1,288,386

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	8	$4,515,744	$4,839,861
1% convertible promissory notes due 2014, net	10	-	4,064,412
Capital lease obligation	9	11,917	11,236
Total Current Liabilities		4,527,661	8,915,509

Non-Current Liabilities
1% convertible promissory notes due 2016, net	10	5,000,000	-
Capital lease obligation, net of current portion	9	20,725	29,748
Total Non-Current Liabilities		5,020,725	29,748

TOTAL LIABILITIES		9,548,386	8,945,257

COMMITMENTS AND CONTINGENCIES	11

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 400,000,000 shares authorized Shares issued and outstanding: 115,919,467 and 106,419,467 as of September 30, 2014 and December 31, 2013 respectively		115,919	106,419
Additional paid-in capital		123,174,263	122,359,290
Accumulated deficit		(134,215,716)	(131,823,174)
Accumulated other comprehensive income		1,706,226	1,700,594
TOTAL STOCKHOLDERS’ DEFICIT	12	(9,219,308)	(7,656,871)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$329,078	$1,288,386

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

		Three Months Ended		Nine Months Ended
	Note	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
REVENUES
Advertising services		$204,234	$151,119	$667,752	$708,074

COST OF REVENUES
Cost of advertising services		(161,469)	(216,000)	(1,032,972)	(833,052)

GROSS PROFIT(LOSS)		42,765	(64,881)	(365,220)	(124,978)

OPERATING EXPENSES
Selling and marketing		(9,947)	(5,363)	(51,339)	(61,842)
General and administrative		(218,573)	(275,107)	(789,769)	(1,060,906)
Total Operating Expenses		(228,520)	(280,470)	(841,108)	(1,122,748)

LOSS FROM OPERATIONS		(185,755)	(345,351)	(1,206,328)	(1,247,726)

OTHER INCOME, NET
Interest income		2	11	30	24
Other income, net		1,730	9,617	6,805	28,922
Total Other Income, Net		1,732	9,628	6,835	28,946

INTEREST AND OTHER DEBT-RELATED EXPENSES
Amortization of deferred charges and debt discount	10	-	(496,859)	(935,588)	(1,283,522)
Interest expense	8, 9&10	(88,788)	(65,574)	(257,461)	(168,473)
Total Interest and Other Debt–Related Expenses		(88,788)	(562,433)	(1,193,049)	(1,451,995)

NET LOSS BEFORE INCOME TAXES		(272,811)	(898,156)	(2,392,542)	(2,670,775)
Income taxes		-	-	-	-
NET LOSS		$(272,811)	$(898,156)	$(2,392,542)	$(2,670,775)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)		(2,557)	(3,445)	5,632	(9,041)
Total other comprehensive income (loss)		(2,557)	(3,445)	5,632	(9,041)

COMPREHENSIVE LOSS		$(275,368)	$(901,601)	$(2,386,910)	$(2,679,816)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	14	$(0.002)	$(0.009)	$(0.021)	$(0.025)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	14	115,919,467	105,419,467	114,730,968	104,970,840

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

	Nine Months Ended
	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,392,542)	$(2,670,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:
Equipment	32,987	95,584
Deferred charges and debt discount	935,588	1,283,522
Stock-based compensation for service	74,473	208,641
(Gain) loss on disposal of equipment	(17,100)	68,900
Changes in operating assets and liabilities:
Accounts receivable, net	753,813	126,115
Prepayments for advertising operating rights, net	-	576,541
Prepaid expenses and other current assets, net	180,239	(178,299)
Accounts payable, accrued expenses and other payables	(548,724)	(69,430)
Net cash used in operating activities	(981,266)	(559,201)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(14,268)	-
Proceeds from sales of equipment	30,126	412
Net cash provided by investing activities	15,858	412

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placements	750,000	-
Proceeds from short-term loans	415,726	616,194
Repayment of short-term loans	(105,874)	-
Repayment of director’s loan	(85,244)	(40,793)
Repayment of capital lease obligation	(8,342)	(7,660)
Net cash provided by financing activities	966,266	567,741

EFFECT OF EXCHANGE RATE CHANGES ON CASH	5,850	(4,601)

NET INCREASE IN CASH	6,708	4,351

CASH, BEGINNING OF PERIOD	111,889	21,008

CASH, END OF PERIOD	$118,597	$25,359

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest paid	$197,588	$2,865

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

The condensed consolidated financial statements for the three and nine months ended September 30, 2014 and 2013 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair presentation of financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Details of the Company’s principal subsidiaries and variable interest entities as of September 30, 2014 are described in Note 4 – Subsidiaries and Variable Interest Entities.

Going Concern

The Company has experienced recurring net losses of $2,392,542 and $2,670,775 for the nine months ended September 30, 2014 and 2013, respectively. Additionally, the Company has net cash used in operating activities of $981,266 and $559,201 for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and December 31, 2013, the Company has a stockholders’ deficit of $9,219,308 and $7,656,871, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In response to current financial conditions, the Company has undergone a drastic cost-cutting exercise, including reduction of the Company’s workforce, office rentals and other general and administrative expenses. The Company has actively explored new prominent media projects in order to provide a wider range of media and advertising services and improve our financial performance.

The Company recently secured a new media project in China but the Company has not yet started to generate revenue. Co-operation agreements were signed for the media project. If the projects can start to operate, the Company expects that these projects will improve the Company’s future financial performance. The Company expects that the new projects can generate positive cashflow to the Company.

In February 2014, the Company completed three private placements of 7.5 million shares of restricted common stock at $0.1 per share. The transaction took place with three investors and generated gross proceeds of $750,000 which can fund the Company’s operation. The Company received gross proceeds of $750,000 during the six months ended September 30, 2014. In March 2014, the Company and the 1% Convertible Promissory Notes respective holders agreed to extend the maturity date of the 1% Convertible Promissory Notes for a period of two years.

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

(D) Cash and Cash Equivalents

Cash includes cash on hand, cash accounts, and interest bearing savings accounts placed with banks and financial institutions. For the purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2014 and December 31, 2013, the Company had no cash equivalents.

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

2) Extension of 1% Convertible Promissory Note

The 1% convertible promissory notes matured on April 1, 2012 and on the same date, the Company and the note holders agreed to the following: 1) extension of the maturity date of the 1% convertible promissory notes for a period of two years and 2) modification of the 1% convertible promissory notes to be convertible at any time into shares of the Company’s common stock at a conversion price of $0.09304 per share, subject to customary anti-dilution adjustments. In all other respects not specifically mentioned, the terms of the 1% convertible promissory notes remain the same and are fully enforceable in accordance with their terms. Subsequently, the Company issued new 1% convertible promissory notes matured on April 1, 2014 to the note holders. Pursuant to ASC Topic 470-50-40-10, the Company determined that the modification is substantially different and hence the modification was recorded as an extinguishment of notes and issuance of new notes. Pursuant to ASC Topic 470-20-40-3, the Company allocated the amount of the reacquisition price to the repurchased beneficial conversion feature using the intrinsic value of that conversion feature at the extinguishment date and the residual amount was allocated to the convertible security. Thus, the Company recorded a gain on extinguishment of debt. The 1% Convertible Promissory Notes matured on April 1, 2014 and on March 12, 2014, the Company and the respective holders  agreed to extend the maturity date of the 1% Convertible Promissory Notes for a period of two years. In all other respects not specifically mentioned, the terms of the 1% Convertible Promissory Notes shall remain the same and shall be fully enforceable in accordance with its terms. Subsequently, the Company issued new 1% convertible promissory notes matured on April 1, 2016 to the note holders. Pursuant to ASC Topic 470-20-40-3, the Company allocated the amount of the reacquisition price to the repurchased beneficial conversion feature using the intrinsic value of that conversion feature at the extinguishment date and the residual amount was allocated to the convertible security. Thus, the Company recorded no gain or loss on extinguishment of debt.

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

The diluted net loss per share is the same as the basic net loss per share for the three months and nine months ended September 30, 2014 and 2013, as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

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

The Company is engaged in the provision of out-of-home advertising in China. As of September 30, 2014 and December 31, 2013, one customer accounted for approximately 76% and 96% of its accounts receivable balances, respectively. Due to the longstanding nature of its relationships with this customer and contractual obligations, the Company is confident that it will recover these amounts. The Company establishes an allowance for doubtful debts accounts upon its assessment of various factors. The Company considers historical experience, the age of the receivable balances, the credit quality of its customers, current economic conditions, and other factors that may affect customers’ ability to pay to determine the level of allowance required.

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

NOTE 4.                   SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal subsidiaries and variable interest entities as of September 30, 2014 were as follows:

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

Remarks:

1) Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.

NOTE 5.                   ACCOUNTS RECEIVABLE, NET

Accounts receivable, net as of September 30, 2014 and December 31, 2013 were as follows:

	As of September 30, 2014	As of December 31, 2013
Accounts receivable	$19,690	$773,611
Less: allowance for doubtful debts	(13,526)	(13,634)
Total	$6,164	$759,977

The Company recorded no allowance for doubtful debts for accounts receivables for the three and nine months ended September 30, 2014 and 2013.

NOTE 6.                   PREPAYMENTS FOR ADVERTISING OPERATING RIGHTS, NET

Prepayments for advertising operating rights, net as of September 30, 2014 and December 31, 2013 were as follows:

	As of September 30, 2014	As of December 31, 2013
Gross carrying amount	$-	$648,082
Less: accumulated amortization	-	(648,082)
Total	$-	$-

Total amortization expense of prepayments for advertising operating rights of the Company for the three months ended September 30, 2014 and 2013 were $nil and $160,489, while for the nine months ended September 30, 2014 and 2013 were $nil and $726,015, respectively. The amortization expense of prepayments for advertising operating rights was included as cost of advertising services in the unaudited condensed consolidated statements of operations.

As the Company has incurred continuous net losses, the Company performed an impairment review of its prepayments for advertising operating rights. The Company recorded no impairment loss for the three and nine months ended September 30, 2014 and 2013.

NOTE 7.               PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of September 30, 2014 and December 31, 2013 were as follows:

	As of September 30, 2014	As of December 31, 2013
Deposit paid for media projects	$-	$195,677
Payments from customers withheld by a third party	1,561,100	1,524,481
Prepaid expenses	105,196	102,665
Rental and other deposits	45,402	36,932
Other receivables	4,665	244
Sub-total	1,716,363	1,859,999
Less: allowance for doubtful debts	(1,563,242)	(1,526,639)
Total	$153,121	$333,360

The Company recorded no allowance for doubtful debts for prepaid expenses and other current assets for the three and nine months ended September 30, 2014 and 2013.

NOTE 8.               ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of September 30, 2014 and December 31, 2013 were as follows:

	As of September 30, 2014	As of December 31, 2013
Accrued advertising operating rights	$523,426	$1,222,004
Accrued staff benefit and related fees	1,209,205	1,032,593
Accrued professional fees	177,614	109,559
Director’s loan (Note 13)	-	85,244
Accrued interest expenses	407,210	345,917
Other accrued expenses	298,769	381,187
Short-term loans 1)	1,846,293	1,536,440
Receipts in advance	17,334	117,829
Other payables	35,893	9,088
Total	$4,515,744	$4,839,861

1) As of September 30, 2014, the Company recorded an aggregated amount of $1,846,293 short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. As of the date of this report, those loans have not yet been repaid.

The interest expenses of the short-term loans for the three months ended September 30, 2014 and 2013 were $75,562 and $52,106, while for the nine months ended September 30, 2014 and 2013 amounted to $218,295 and $128,192,   respectively.

NOTE 9.                    CAPITAL LEASE OBLIGATION

As of September 30, 2014, the gross amount of the motor vehicle under capital leases was $57,692. The following is a schedule by years of future minimum lease payment under capital leases together with the present value of the net minimum lease payment as of September 30, 2014.

Fiscal years ending December 31,
2014	$3,462
2015	13,846
2016	13,846
2017	4,615
Total minimum lease payments	35,769
Less: Amount representing interest	(3,127)
Present value of net minimum lease payment	32,642
Less: Current portion	(11,917)
Non-current portion	$20,725

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

Pursuant to a note exchange and option agreement, dated April 2, 2009 (the “Note Exchange and Option Agreement”), between the Company and Keywin, Keywin exchanged its Amended and Restated Note in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 61,407,093 shares of the Company’s common stock and an option to purchase an aggregate of 24,562,837 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000 (the “Keywin Option”). The Keywin Option was originally exercisable for a three-month period which commenced on April 2, 2009, but pursuant to several subsequent amendments, the exercise period has been extended to a sixty-nine-month period ending on January 1, 2015, subject to the Company’s right to unilaterally terminate the exercise period upon 30 days’ written notice. As of September 30, 2014, the Keywin Option has not been exercised.

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

2) Extension of 1% Convertible Promissory Notes and Issuance of New 1% Convertible Promissory Notes in 2012

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

3) Extension of 1% Convertible Promissory Notes and Issuance of New 1% Convertible Promissory Notes in 2014

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

No gain or loss on extinguishment of debt

Pursuant to ASC Topic 470-20-40-3, the Company allocated the amount of the reacquisition price to the repurchased beneficial conversion feature using the intrinsic value of that conversion feature at the extinguishment date and the residual amount was allocated to the convertible security. Thus, the Company recognized no gain or loss on extinguishment of debt at the date of extinguishment for the period ended September 30, 2014.

Convertible promissory notes, net as of September 30, 2014 and December 31, 2013 were as follows:

	As of September 30, 2014	As of December 31, 2013
Gross carrying value	$5,000,000	$5,000,000
Less: Allocated intrinsic value of beneficial conversion feature	-	(3,598,452)
Add: Accumulated amortization of debt discount	-	2,662,864
	5,000,000	4,064,412
Less: Current portion	-	(4,064,412)
Non-current portion	$5,000,000	$-

The amortization of deferred charges and debt discount for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Conversion Features	$-	$496,859	$935,588	$1,283,522
Deferred Charges	-	-		-
Total	$-	$496,859	$935,588	$1,283,522

Interest Expense

The interest expenses of the 1% Convertible Promissory Notes for the three months ended September 30, 2014 and 2013 were $12,602 and $12,603, respectively, while for the nine months ended September 30, 2014 and 2013 amounted to $37,403 and $37,403, respectively.

NOTE 11.                 COMMITMENTS AND CONTINGENCIES

(A) Commitments

1. Rental Lease Commitment

The Company’s existing rental leases do not contain significant restrictive provisions. The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases as of September 30, 2014:

Nine months ending December 31, 2014	$43,198
Fiscal years ending December 31,
2014	43,198
2015	34,018
2016	11,339
Thereafter	-
Total	$88,555

Rental expenses for the three months ended September 30, 2014 and 2013 were $41,797 and $47,737, respectively, while for the nine months ended September 30, 2014 and 2013 amounted to $124,650 and $144,453, respectively.

2. Capital commitments

As of September 30, 2014, the Company had commitments for capital expenditures in connection with construction of roadside advertising panels and mega-size advertising panels as well as the leasehold improvement of approximately $29,000.

(B) Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. Set forth below is a description of certain loss contingencies as of September 30, 2014 and management’s opinion as to the likelihood of loss in respect of loss contingency.

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

NOTE 12.                  STOCKHOLDERS’ DEFICIT

(A)  Stock, Options and Warrants Issued for Services

1. In August 2006, the Company issued a warrant to purchase up to 20,000 shares of restricted common stock to a consultant at an exercise price $3.50 per share. One-fourth of the shares underlying the warrant became exercisable every 45 days beginning from the date of issuance. The warrant remains exercisable until August 25, 2016. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as with the following assumptions and estimates: expected dividend 0%, volatility 192%, a risk-free rate of 4.5% and an expected life of one (1) year. As of September 30, 2014, none of the warrant was exercised.

2. In July 2012, the Board of Directors granted an aggregate of 360,000 shares of common stock to the independent directors of the Company for their services rendered during the year from July 1, 2012 to June 30, 2013. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Ronald Lee, 120,000 shares; Gerald Godfrey, 120,000 shares; and Charles Liu, 120,000 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil and $nil of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended September 30, 2014 and 2013, respectively, while during the nine months ended September 30, 2014 and 2013 such amounts were $nil and $11,100, respectively. Ronald Lee resigned from his position as a director of the Company effective on February 1, 2013 and the Company reversed $12,950 of the non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the nine months ended September 30, 2013.

3. In September 2012, the Company entered into a financial public relations agreement with a consultant. Pursuant to the agreement, the consultant was granted 700,000 shares of common stock for the service rendered. During 2013, the Company issued 100,000 shares of par value of $0.001 to the consultant. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended September 30, 2014 and 2013, while during the nine months ended September 30, 2014 and 2013 such amounts were $nil and $12,000, respectively. In February 2013, the Company entered into a supplementary agreement to financial public relations agreement with the consultant. Pursuant to the agreement, the consultant was granted 2,500,000 shares of common stock for the service rendered. The Company issued 1,500,000 shares of par value of $0.001 to the consultant. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended September 30, 2014 and 2013, while during the nine months ended September 30, 2014 and 2013 such amounts were $nil and $150,000, respectively.

4. In March 2013, the Company agreed to issue an aggregate of 135,000 shares of common stock to the independent director, Charles Liu, as director’s fee from November 16, 2011 to December 31, 2012.

5. In December 2012, the Company entered into two consultancy agreements with two consultants. Pursuant to the agreements, these two consultants were granted 6,000,000 shares and 2,500,000 shares, respectively, for their services rendered. In December 2012, the Company issued 4,000,000 and 2,500,000 shares of par value of $0.001 each to these two consultants, respectively. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $390,000 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2012.  In January 2014, the Company issued the remaining 2,000,000 shares of par value of $0.001 to one of the consultants. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended September 30, 2014, while the Company recognized $55,600 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the nine months ended September 30, 2014.

6. In March 2013, the Company agreed to issue an aggregate of 80,000 shares of common stock to the legal counsel, for their services rendered during the period from January 1, 2013 to December 31, 2013. Such shares with par value of $0.001 each were issued to the legal counsel on March 27, 2013. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $12,000 of deferred stock compensation amortized over the requisite service period. The amortization of deferred stock compensation of $nil and $3,000 were recorded as non-cash stock-based compensation and included in general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2014 and 2013, while during the nine months ended September 30, 2014 and 2013 such amounts were $nil and $9,000, respectively.

7. In August 2013, the Board of Director granted an aggregate of 360,000 shares of common stock to the directors of the Company for their services rendered during the year from July 1, 2013 to June 30, 2014. Each director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Earnest Leung, 120,000 shares; Gerald Godfrey, 120,000 shares; and Charles Liu, 120,000 shares. The Company recognized $nil and $6,291 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended September 30, 2014 and 2013, respectively, while during the nine months ended September 30, 2014 and 2013 such amounts were $12,582 and $6,291, respectively.

8. On February 24, 2014, the Company completed three private placements of 7,500,000 shares of restricted common stock at $0.1 per share. The transaction took place with three investors and generated gross proceeds of $750,000 during the period ended September 30, 2014.

NOTE 13.                 RELATED PARTY TRANSACTIONS

Except as set forth below, during the three and nine months ended September 30, 2014 and 2013, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

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

During the nine months ended September 30, 2014 and 2013, the Company repaid loans of $85,244 and $40,793 to its director, respectively. As of September 30, 2014 and December 31, 2013, the Company recorded an amount of $nil and $103,125 payable to director. Such payable was included in accounts payable, accrued expenses and other payables on the unaudited condensed consolidated balance sheets. The amount is unsecured, bears no interest and is repayable on demand.

NOTE 14.                 NET LOSS PER COMMON SHARE

Net loss per common share information for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Numerator:
Net loss attributable to NCN common stockholders	$(272,811)	$(898,156)	$(2,392,542)	$(2,670,775)
Denominator :
Weighted average number of shares outstanding, basic	115,919,467	105,419,467	114,730,968	104,970,840
Effect of dilutive securities	-	-	-	-
Options and warrants	-	-	-	-
Weighted average number of shares outstanding, diluted	115,919,467	105,419,467	114,730,968	104,970,840

Net loss per common share – basic and diluted	$(0.002)	$(0.009)	$(0.021)	$(0.025)

The diluted net loss per common share is the same as the basic net loss per common share for the three and nine months ended September 30, 2014 and 2013 as all potential common shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. The securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss income per common share because of anti-dilutive effect as of September 30, 2014 and 2013 were summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Potential common equivalent shares:
Stock warrants for services*	-	-	-	-
Conversion feature associated with convertible promissory notes to common stock	--	53,740,327	-	53,740,327
Common stock to be granted to consultants for services (including non- vested shares)*	20,000	20,000	20,000	20,000
Stock options granted to Keywin	2,463,389	11,539,581	1,799,290	10,807,349
Total	2,483,389	65,299,908	1,819,290	64,567,676

Remarks: * As of September 30, 2014, the number of potential common equivalent shares associated with warrants issued for services was nil, which was related to a warrant to purchase 20,000 shares of common stock issued by the Company to a consultant in 2006 for service rendered at an exercise price of $3.50, which will expire in August 2016.

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

Total advertising revenues were $667,752 and $708,074 for the nine months ended September 30, 2014 and 2013, respectively, and we have net loss of $2,392,542 and 2,670,775 for the nine months ended September 30, 2014 and 2013, respectively. Our results of operations were negatively affected by a variety of factors, which led to less than expected revenues and cash inflows during the fiscal year 2014, including the following:

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

On April 2, 2009, we entered into the Note Exchange Agreement with certain Investors, pursuant to which the parties agreed to cancel the Amended and Restated Notes in the principal amount of $5 million held by such Investors (including accrued and unpaid interest thereon), and all the Warrants, in exchange for our issuance of 1% Unsecured Senior Convertible Notes due 2012 in the principal amount of $5 million, or the 1% Convertible Promissory Notes. The 1% Convertible Promissory Notes bear interest at 1% per annum, were payable semi-annually in arrears, and matured on April 1, 2012. They were convertible at any time into shares of our common stock at an initial conversion price of $0.1163 per share, subject to customary anti-dilution adjustments. In the event of a default, the Note Holders have the right to redeem the 1% Convertible Promissory Notes at 110% of the principal amount, plus any accrued and unpaid interest. The parties also agreed to terminate the Security Agreement and release all security interests arising out of the Purchase Agreement and the Amended and Restated Notes.

The 1% Convertible Promissory Notes matured on April 1, 2012 and the Company issued new 1% convertible promissory notes (the “New 1% Convertible Promissory Notes”) to the Note Holders which were payable semi-annually in arrears, mature on April 1, 2014, and are convertible at any time by the Note Holders into shares of the Company’s common stock at an initial conversion price of $0.09304 per share, subject to customary anti-dilution adjustments. In addition, in the event of a default, the Note Holders will have the right to redeem the New 1% Convertible Promissory Notes at 110% of the principal amount, plus any accrued and unpaid interest. On March 12, 2014, the Company and Note Holders agreed to extend the maturity date of the New 1% Convertible Promissory Notes to April 1, 2016 with other terms remaining unchanged and the Company issued new 1% convertible promissory notes will mature in 2016 to the Note Holders.

Completes Additional Private Placement

On February 24, 2014, the Company completed three private placements of 7.5 million shares of restricted common stock at $0.1 per share. The transaction took place with three investors and generated gross proceeds of $750,000 during the period ended September 30, 2014. Net proceeds from the financing will be used for general corporate purposes including initiation of activities related to the Company's proposed business in China.

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

Comparison of Three Months Ended September 30, 2014 and September 30, 2013

Revenues – Our revenues consist primarily of income from out-of-home advertising panels. We recognize revenue in the period when advertisements are displayed. Revenues from advertising services for the three months ended September 30, 2014 were $204,234, as compared to $151,119 for the corresponding prior year period. During the three months ended September 30, 2014, the revenue was generated from one media advertising project and revenue from agency sales. During the three months ended September 30, 2013, the revenue was only generated from a new media advertising project in Zhuhai.

Cost of Revenues – Cost of revenues primarily consists of fees to obtain rights to operate advertising panels, advertising agency service fees, media display equipment depreciation expenses and other miscellaneous expenses. Cost of revenues for the three months ended September 30, 2014 was $161,469, a decrease of 25% as compared to $216,000 for the three months ended September 30, 2013. The decrease was mainly attributable to a decrease in the amortization of advertising operating rights fees. There was one advertising project in Zhuhai during the three months ended September 30, 2013 while there were one advertising project and revenue form agency sales in Shanghai during the three months ended September 30, 2014.

Gross Profits/(Loss) – Our gross profits for the three months ended September 30, 2014 was $42,765, as compared to a gross loss of $64,881 for the corresponding prior year period. The increase in gross profits was primarily driven by the percentage of decrease in the cost of revenue during the three months ended September 30, 2014.

Selling and Marketing Expenses – Selling and marketing expenses primarily consist of advertising and other marketing related expenses, compensation and related expenses for personnel engaged in sales and sales support functions. Selling and marketing expenses for the three months ended September 30, 2014 increased by 85% to $9,947, as compared to $5,363 for the corresponding prior period. The increase was mainly due to the new appointment of a Chief Operating Officer for our China Operation.

General and Administrative Expenses – General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, stock-based compensation expense for stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718, employee bonuses and other staff welfare and benefits, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses). General and administrative expenses for the three months ended September 30, 2014 decreased by 21% to $218,573, as compared to $275,107 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to (1) our continuous cost cutting measures and (2) a decrease in headcount compare to 2013.

Other income – Other income for the three months ended September 30, 2014 was $1,732, compared to other income of $9,628 for the corresponding prior year period. The decrease in other income was mainly due to the decrease in consultancy income in 2014.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the three months ended September 30, 2014 decreased to $88,788, or by 84%, as compared to $562,433 for the corresponding prior year period.  The decrease was mainly due to the decrease in amortization of deferred charges and debt discount, and such decrease was a result of the extension of convertible promissory notes in April 2014.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended September 30, 2014 and 2013, because the Company and all of its subsidiaries and variable interest entity operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $272,811 for the three months ended September 30, 2014, a decrease of 70%, as compared to $898,156 for the corresponding prior year period. The decrease in net loss was primarily due to decreases in amortization of deferred charges and debt discount recorded during the three months ended September 30, 2014.

Comparison of Nine Months Ended September 30, 2014 and September 30, 2013

Revenues – Revenues from advertising services for the nine months ended September 30, 2014 was $667,752, as compared to $708,074 for the corresponding prior year period, a decrease of 6%. The decrease was mainly attributed to the termination of Nanjing Road Project on March 31, 2013 and expiry of other media advertising project in Shanghai in February 2013.

Cost of Revenues – Cost of revenues for the nine months ended September 30, 2014 was $1,032,972, an increase of 24% as compared to $833,052 for the nine months ended September 30, 2013. The increase was mainly due to the higher rights fee paid for the new media project in Shanghai in 2014.

Gross (Loss)/Profit – Our gross loss for the nine months ended September 30, 2014 was $365,220, as compared to gross loss of $124,978 for the corresponding prior year period. The increase in gross loss was primarily driven by the decrease in revenues and increase in cost of revenue during the nine months ended September 30, 2014.

Selling and Marketing Expenses – Selling and marketing expenses for the nine months ended September 30, 2014 decreased by 17% to $51,339, compared to $61,842 for the corresponding prior period. The decrease was mainly due to the restructuring of our sales team so as to enhance our operational effectiveness and efficiency and to our continuous cost cutting measures.

General and Administrative Expenses – General and administrative expenses for the nine months ended September 30, 2014 decreased by 26% to $789,769, compared to $1,060,906 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to continuous cost cutting measures. The decrease was offset by an increase in consultancy fee to $169,610, from $50,277 for the corresponding prior year period.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the nine months ended September 30, 2014 decreased to $1,193,049, or by 18%, compared to $1,451,995 for the corresponding prior year period. The decrease was mainly due to the decrease in amortization of debt discount as a result of our extension of convertible promissory notes in April 2014, offset by the increase in interest paid for the short term loans.

Other income – Other income for the nine months ended September 30, 2014 was $6,835, compared to other income of $28,946 for the corresponding prior year period. The decrease in other income was mainly due to the decrease in consultancy income in 2014.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the nine months ended September 30, 2014 and 2013 as the Company and all of its subsidiaries and its variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $2,392,542 for the nine months ended September 30, 2014, compared to a net loss of $2,670,775 for the corresponding prior year period. The decrease in net loss was primarily due to continuous cost cutting measures.

Liquidity and Capital Resources

As of September 30, 2014, we had cash of $118,597, as compared to $111,889 as of December 31, 2013, an increase of $6,708. The increase was mainly attributable to the cash provided by short-term loans and private placement, which has been partly offset by the cash used in operating activities as a result of delay of collection of accounts receivable and decreased receipts in advance from customers during the current quarter.

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30, 2014	September 30, 2013
Net cash used in operating activities	$(981,266)	$(559,201)
Net cash provided by investing activities	15,858	412
Net cash provided by financing activities	966,266	567,741
Effect of exchange rate changes on cash	5,850	(4,601)
Net increase in cash	6,708	4,351
Cash, beginning of period	111,889	21,008
Cash, end of period	$118,597	$25,359

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2014 was $981,266 as compared to $559,201 for the corresponding prior year period. This was mainly attributable to an increase in fees for advertising operating rights prepaid to suppliers, payment of short term loan interest and decreased receipts in advance from customers during the nine months ended September 30, 2014.

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

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2014 was $15,858, as compared to the net cash provided by investing activities $412 for the corresponding prior year period. The increase was mainly attributable to sales proceeds from the selling of motor vehicle from  our Shanghai offices during the nine months ended September, 2014.

Financing Activities

Net cash provided by financing activities was $966,266 for the nine months ended September 30, 2014, as compared to $567,741 for the corresponding prior year period. The increase was mainly due to receipts of $750,000 from private placement for financing our operations during the nine months ended September 30, 2014.

Short-term Loans

As of September 30, 2014, the Company recorded an aggregated amount of $1,846,293 in short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on due date. Up to the date of this report, those loans have not yet been repaid.

Advertising Operating Rights Fees

Advertising operating rights fees are the major cost of our advertising revenue. To maintain the advertising operating rights, we are required to pay advertising operating rights fees in accordance with payment terms set forth in contracts we entered into with various parties. These parties generally require us to prepay advertising operating rights fees for a period of time. The details of our advertising operating rights fees as of September 30, 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Payment for prepayments for advertising operating rights	$-	$-	$323,334	$143,529

Amortization of prepayments for advertising operating rights	$-	$160,489	$-	$726,015

	As of September 30, 2014	As of December 31, 2013
Prepayments for advertising operating rights, net	$-	$-

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

Capital Expenditures

During the nine months ended September 30, 2014 and 2013, we acquired equipment of $14,268 and $Nil which were primarily financed by directors’ loans and short term loans, and the cash flows generated from our operations.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of September 30, 2014:

	Payments due by period
	Total	Due in 2014	Due in 2015- 2016	Due in 2017- 2018	Thereafter
Debt Obligations (a)	$5,000,000	$-	$5,000,000	$-	$-
Operating Lease Obligations (b)	88,555	43,198	45,357	-	-
Advertising Operating Rights Fee Obligations (c)	-	-	-	-	-
Purchase Obligations (d)	$29,000	$29,000	$-	$-	$-

(a) Debt Obligations. We issued an aggregate of $5,000,000 in 1% Convertible Promissory Notes in April 2009 to our investors. Such 1% Convertible Promissory Notes have been extended from their original term and now mature on April 1, 2016. For details, please refer to the Note 10 of the unaudited condensed consolidated financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that as of September 30, 2014, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

We have not sold any equity securities during the quarter ended September 30, 2014 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

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

101 *
Financial statements and footnotes of Network CN Inc. for the fiscal quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T (furnished herewith)

* Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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