Form 10-K
period 2014-12-31
NETWORK CN INC
filed 2015-04-15
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission file number 000-30264

NETWORK CN INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0370486
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

Room 801A and 807B, 8/F, Tsim Sha Tsui Centre, 66 Mody Road, Tsim Sha Tsui, Kowloon, Hong Kong

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

As of June 30, 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $5.4 million.

The number of shares outstanding of each of the issuer’s classes of common stock, as of April 15, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	116,628,217

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

Total advertising revenues were $683,749, $891,366 and $1,835,940 for the years ended December 31, 2014, 2013 and 2012 respectively. Our net loss was $2,484,932, $3,893,493 and $1,210,629 for the years ended December 31, 2014, 2013 and 2012 respectively. Our results of operations were negatively affected by a variety of factors, which led to less than expected revenues and cash inflows during the fiscal year 2014, including the following:

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

Recent Developments

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

The 1% Convertible Promissory Notes matured on April 1, 2012 and the Company issued new 1% convertible promissory notes (the “New 1% Convertible Promissory Notes”) to the Note Holders which were payable semi-annually in arrears, and were scheduled to mature on April 1, 2014, and are convertible at any time by the Note Holders into shares of the Company’s common stock at an initial conversion price of $0.09304 per share, subject to customary anti-dilution adjustments. In addition, in the event of a default, the Note Holders will have the right to redeem the New 1% Convertible Promissory Notes at 110% of the principal amount, plus any accrued and unpaid interest. On March 12, 2014, the Company and Note Holders agreed to extend the maturity date of the New 1% Convertible Promissory Notes to April 1, 2016 with other terms remaining unchanged and the Company issued new 1% convertible promissory notes will mature in 2016 to the Note Holders.

Completes Additional Private Placement

On February 24, 2014, the Company completed three private placements of 7.5 million shares of restricted common stock at $0.1 per share. The transaction took place with three investors and generated gross proceeds of $750,000 for the year ended December 31, 2014. Net proceeds from the financing will be used for general corporate purposes including initiation of activities related to the Company's proposed business in China.

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

Corporate Restructuring

Started in 2011, we maintain our PRC office in Shanghai only and our advertising business is run through our PRC advertising entity Yi Gao. In order to comply with PRC regulations governing foreign ownership in the advertising industry in China, our operations and advertising business is also run through commercial arrangements with our PRC operating company, namely Xingpin. As we have extended our business direction recently, in 2014, we established a new wholly owned foreign enterprise, Chuanghua Shanghai Advertising Limited (“Chuanghua”) and Jiahe Shanghai Advertising Limited (“Jiahe”).

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

Our corporate headquarters are located at Room 801A and 807B, 8/F, Tsim Sha Tsui Centre, 66 Mody Road, Tsim Sha Tsui, Kowloon, Hong Kong, Special Administrative Region of the People’s Republic of China. Our telephone number is + (852) 2833-2186. We maintain a website at www.ncnmedia.com that links to our electronic SEC filings and contains information about our subsidiaries which is not a part of this report.  All the above documents are available free of charge on our website as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Industry Overview

The world economy continued to struggle through uncertainty about the European sovereign debt crisis and the strength of the economic recovery in the United States which, in turn, hampered global economic revival since 2013. The unfavorable global and domestic climate created a number of challenges to China’s advertising industry as budget conservatism prevailed among advertisers throughout the period. Most advertisers are cost-conscious and prefer to commit to short-term rather than long-term contracts. Current or potential advertisers may be unable to fund advertising purchases or determine to reduce purchases, all of which would lead to reduced demand for our advertising services, reduced gross margins, and increased delays of payments of accounts receivable or defaults of payments. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given our fixed media costs associated with our operations. Competition in the domestic out-of-home advertising sector is very intense and many local operators offer significant sales discounts to compete for market share.

According to the latest figures released by CTR Market Research on November 13, 2014, China’s advertising grew by 4.1% for the quarter ended September 30, 2014 compare to the quarter ended September 30, 2013. With the economic slowdown, as expected, China’s advertising market also followed in step and realized slow but smooth growth.

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

During 2013, we terminated two concession rights contracts in February and March. From April to August 2013, we only operated the 276 square meter advertising area located on the first floor of the Union Building at the entrance of Zhuhai sub-zone of Zhuhai-Macau Cross Border Industrial Zone. From September 2013, we operated the 91 advertising lightboxes in arrival hall of Shanghai Hongqiao Railway Station.

In January 2014, we entered into an Operating Agreement to co-operate with "Shanghai Changfeng International Sourcing & Investment Co., Ltd." to operate the advertising area of the “Shanghai International Sourcing Center Base” ("the Base") in Shanghai. Under the agreement signed, Shanghai Changfeng International Sourcing & Investment Co., Ltd. ("ISC") is the owner of the Base and responsible for the Base's management. NWCN will be responsible for the media planning and will be the operator for the whole advertising media of the Base. In June and September 2014, we terminated the project in Shanghai Hongqiao Railway Station and Zuhai respectively.

Our Suppliers

In some of our current and past media projects, we are responsible for installing advertising panels and billboards. We design the shape of our advertising panels and billboards according to the terms approved in the relevant PRC governmental documents. We identify suppliers of component parts used in our advertising panels and contract assembly of our advertising panels to third-party contract assemblers who assemble our advertising panels according to our specification. We select component suppliers based on price and quality. During the fiscal years ended December 31, 2014, 2013 and 2012, we did not install any advertising panels and billboards.

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

During 2014, we had two concession right contacts, which is to operate 1)  the 276 square meter advertising area located on the first floor of the Union Building at the entrance of Zhuhai sub-zone of Zhuhai-Macau Cross Border Industrial Zone and 2) 91 advertising lightboxes in arrival hall of  Shanghai Hongqiao Railway Station. The names of authorizing parties of these two concession right contracts are Lek Pak Company Limited and Shanghai Railway Culture & Advertising Development Co., Ltd.

Our Customers

Our customers include large international and domestic brand name customers. The following tables set forth those customers which accounted for 10% or more of our advertising sales in each fiscal year:

Name of Customer	Advertising Sales %
For the year ended December 31, 2014
Windcom Advertising and Trading	67%
Jiangsu Ninghu Real Estate Co., Ltd	16%

For the year ended December 31, 2013
Windcom Advertising and Trading	67%

For the year ended December 31, 2012
Shanghai Zhongchang Advertising Limited	12%
Shanghai Zhongteng Advertising Limited	11%
Shanghai Shengyi Advertising Limited	10%

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

Competition

We compete with other advertising companies in China, including companies that operate out-of-home advertising media networks, such as Vision China Media, Focus Media, Air Media and Clear Media. The Company competes with these companies for advertising clients on the basis of the size of our advertising network, advertising coverage, panel locations, pricing, and range of advertising services that we offer. The Company also competes with these companies for rights to locate advertising panels and/or billboards in desirable locations in Chinese cities. In addition, commercial buildings, hotels, restaurants and other commercial locations may decide to install and operate their own billboards or LED panels. The Company also competes for overall advertising spending with other more traditional media such as newspapers, TV, magazines and radio, and more advanced media like internet advertising, frame and public transport.

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

As of March 31, 2015, we do not have any registered trademarks, copyrights, licenses or patent rights.

Our Research and Development

No material costs have been incurred on research and development activities for the fiscal years 2014, 2013 and 2012. We do not expect to incur significant research and development costs in the coming future.

Employees

As of December 31, 2014, the Company and its subsidiaries and variable interest entities had approximately 6 employees at our offices located at our Hong Kong and Shanghai offices, all of which are full-time employees.

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

Government Regulation

Limitations on Foreign Ownership in the Advertising Industry

The principal regulations governing foreign ownership in the advertising industry in China include:

●	The Administrative Regulations on Foreign-invested Advertising Enterprises (2008).
●	The Catalogue for Guiding Foreign Investment in Industry (2011);
●	Advertising Law (1994);
●	Regulations on Control of Advertisement (1987);
●	Implementation Rules for Regulations on Control of Advertisement (2004); and
●	The Administrative Regulations on Foreign-invested Advertising Enterprises (2004).

Since December 2005, the PRC government has allowed foreign investors to directly own 100% of an advertising business if the foreign investor has at least three years of direct operations in the advertising business outside of China or to set up an advertising joint venture if the foreign investor has at least two years of direct operations in the advertising industry outside of China.

Although the existing contractual arrangements with Bona and Xingpin, in the opinion of our PRC legal counsel, are in compliance with all existing PRC laws, rules and regulations and are enforceable in accordance with their terms and conditions, there are substantial uncertainties regarding the interpretation and implementation of current PRC laws and regulation. Accordingly, we cannot assure you that PRC regulatory authorities will not determine that our contractual arrangements and the business operations of our PRC operating companies as described herein violate PRC laws or regulations. If we were found to be in violation of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such violation. Any actions taken may cause disruption to our business operations and may adversely affect our business, financial condition and results of operation. In early 2010, we began to restructure our organization by consolidating our PRC operations and advertising business into Yi Gao. Our current PRC operations and advertising business is conducted by Yi Gao and Chuanghua.

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

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We maintain our head office in Hong Kong at Room 801A and 807B, 8/F, Tsim Sha Tsui Centre, 66 Mody Road, Tsim Sha Tsui, Kowloon, Hong Kong.

We also maintain office space in Shanghai for certain of our PRC operating companies. Our Shanghai office currently occupies 122.17 square meters of space at Room 1103, Baohua City Jingdian Building, 518 Anyuan Road, Putuo District, Shanghai, China, for $2,416 per month.

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

Market for Our Common Stock

Since August 1, 2006, our common stock has been quoted on the Over-the-Counter Bulletin Board, or OTCBB, maintained by the Financial Industry Regulatory Authority (“FINRA”), under the symbol “NWCN.” From February 2011 to February 2012, our common stock, along with the securities of over 600 other issuers, was transferred from the OTCBB automated quotation system to the OTCQB, which is part of the OTC Market Group's quotation system, due to the quotation inactivity by our market makers.  However, in February 2012, our common stock resumed quotation on the OTCBB as well. On April 6, 2015, the last reported sales price of our common stock on the OTCBB was $0.082 per share.

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

	Closing Prices (1)
	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2014:
Fourth Quarter	$0.090	$0.065
Third Quarter	$0.120	$0.065
Second Quarter	$0.120	$0.090
First Quarter	$0.185	$0.025

FISCAL YEAR ENDED DECEMBER 31, 2013:
Fourth Quarter	$0.075	$0.025
Third Quarter	$0.165	$0.030
Second Quarter	$0.180	$0.052
First Quarter	$0.185	$0.100

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.bloomberg.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 31, 2015, the Company had approximately 150 stockholders of record and 115,784,467 shares of common stock were issued and outstanding. Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Purchases of Our Equity Securities

No repurchases of our common stock were made during our fiscal year ended December 31, 2014.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to Financial Statements.

Consolidated Statements of Operations Data

	Years ended December 31
	2014	2013	2012	2011	2010
Revenues	$683,749	$891,366	$1,835,940	$1,794,552	$2,207,479
Cost of revenues	(1,032,972)	(1,253,460)	(1,467,698)	(1,115,461)	(1,503,898)
Operating expenses	(848,817)	(1,457,305)	(2,324,971)	(2,007,315)	(2,778,004)
Other income (expenses), net	7,990	36,365	1,888,489	(135,341)	49,681
Interest and other debt-related expenses	(1,294,882)	(2,110,459)	(1,142,389)	(638,983)	(578,642)
Net loss from continuing operations	(2,484,932)	(3,893,493)	(1,210,629)	(2,102,548)	(2,603,384)
Net loss attributable to NCN common stockholders	(2,484,932)	(3,893,493)	(1,210,629)	(2,102,548)	(2,603,384)
Net loss per share from continuing operations attributable to NCN common stockholders – basic and diluted	$(0.02)	$(0.04)	$(0.01)	$(0.02)	$(0.03)

Consolidated Balance Sheets Data

	Years ended December 31
	2014	2013	2012	2011	2010
Cash	$22,645	$111,889	$21,008	$65,623	$170,621
Prepayments for advertising operating rights, net	-	-	581,990	182,969	209,186
Total assets	224,670	1,288,386	1,739,551	983,444	1,974,613
Convertible promissory notes	5,000,000	4,064,412	2,201,797	4,812,080	4,304,311
Total liabilities	9,553,860	8,945,257	5,771,840	6,039,862	5,499,149
Stockholders’ (deficit) equity	$(9,329,190)	$(7,656,871)	$(4,032,289)	$(5,056,418)	$(3,524,536)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Total advertising revenues were $683,749, $891,366 and $1,835,940 for the years ended December 31, 2014, 2013 and 2012 respectively. Our net loss was $2,484,932, $3,893,493 and $1,210,629 for the years ended December 31, 2014, 2013 and 2012 respectively. Our results of operations were negatively affected by a variety of factors, which led to less than expected revenues and cash inflows during the fiscal year 2014, including the following:

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

Completes Additional Private Placement

On February 24, 2014, the Company completed three private placements of 7.5 million shares of restricted common stock at $0.1 per share. The transaction took place with three investors and generated gross proceeds of $750,000 for the year ended December 31, 2014. Net proceeds from the financing will be used for general corporate purposes including initiation of activities related to the Company's proposed business in China.

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

Results of Operations

Comparison of Years Ended December 31, 2014 and 2013.

Revenues. Our revenues consist primarily of income from out-of-home advertising panels. We recognize revenue in the period when advertisements are either aired or published. Revenues for the year ended December 31, 2014 were $683,749, as compared to $891,366 for the year ended December 31, 2013, a decrease of 23%. The decrease was attributed to the termination of two media advertising projects in Shanghai and Zuhai.

Cost of Revenues. Cost of revenues primarily consists of fees to obtain rights to operate advertising panels, advertising agency service fees, media display equipment depreciation expenses and other miscellaneous expenses. Cost of revenues for the year ended December 31, 2014 was $1,032,972, a decrease of 18% compared to $1,253,460 for the year ended December 31, 2013. Approximately 79% of the decrease was attributable to the amortization of advertising operating rights fee which was $1,066,112 for 2014, as compared to $1,240,227 for the prior year. Approximately 23% of the decrease was attributable to the media display equipment depreciation expenses, which were $nil for 2014, as compared to $51,544 for the prior year. The decrease was offset by the increase in advertising production expenses of $4,943.

Gross Loss/Profit. Our gross loss for the year ended December 31, 2014 was $349,223 compared to a gross loss for the year ended December 31, 2013 of $362,094. The decrease in gross loss was primarily driven by the higher rate of decrease in revenues than cost of revenue.

Selling and Marketing Expenses. Selling and marketing expenses primarily consist of advertising and other marketing related expenses, compensation and related expenses for personnel engaged in sales and sales support functions. Selling and marketing expenses decreased by 41%, from $90,215 for the year ended December 31, 2013, to $52,977 for the year ended December 31, 2014. The decrease was mainly due to the restructuring of our sales team so as to enhance our operational effectiveness and efficiency.

 General and Administrative Expenses. General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, stock-based compensation expense for stock granted to directors, executive officers and employees for services rendered, employee bonuses and other staff welfare and benefits), rental expenses, amortization expenses of intangible rights, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses. General and administrative expenses for the year ended December 31, 2014 decreased by 42% to $795,840, compared to $1,367,090 for the year ended December 31, 2013. Approximately 40% of the decrease in general and administrative expenses was due to the reversal of the overprovision of accrued expenses and approximately 35% of the decrease was due to the decrease in consultancy fee in 2014.

Other income (expenses), net - Other income, net for the year ended December 31, 2014 was $7,990, as compared to other income, net of $36,365 for the corresponding prior year period. The decrease in other income, net was primarily attributed to the decrease in consultancy fee income received.

Interest and Other Debt-Related Expenses. Interest and other debt-related expenses for the year ended December 31, 2014 decreased to $1,294,882, or by 39%, compared to $2,110,459 for the year ended December 31, 2013. The decrease was due to the decrease in amortization of debt discount as a result of the extension of convertible promissory notes in April 2014 and the decrease was offset by the increase of interest expenses for the short-term loans.

Income Taxes. The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded for the year ended December 31, 2014 and 2013 as the Company and all of its subsidiaries and variable interest entities operated at a tax loss in fiscal 2014 and 2013.

Net Loss. The Company incurred a net loss of $2,484,932 for the year ended December 31, 2014, an decrease of 36% compared to a net loss of $3,893,493 for the year ended December 31, 2013. The decrease in net loss was primarily due to decrease in General and Administrative Expenses and Interest and Other Debt-Related Expenses for the year ended December 31, 2014.

Comparison of Years Ended December 31, 2013 and 2012.

Revenues. Our revenues consist primarily of income from out-of-home advertising panels. We recognize revenue in the period when advertisements are either aired or published. Revenues for the year ended December 31, 2013 were $891,366, as compared to $1,835,940 for the year ended December 31, 2012, a decrease of 51%. The decrease was attributed to the termination of two media advertising projects in Shanghai in February 2013 and March 2013. The decrease was offset by an increase of revenue from Zhuhai project and the new media project started in September 2013.

Cost of Revenues. Cost of revenues primarily consists of fees to obtain rights to operate advertising panels, advertising agency service fees, media display equipment depreciation expenses and other miscellaneous expenses. Cost of revenues for the year ended December 31, 2013 was $1,253,460, a decrease of 15% compared to 1,467,698 for the year ended December 31, 2012. Approximately 71% of the decrease was attributable to a decrease in media display equipment depreciation expenses, which were $51,544 for 2013, as compared to $203,496 for the prior year. The decrease was offset by the increase in amortization of advertising operating rights fee, which was $1,240,227 for 2013, as compared to $1,214,397 for the prior year.

Gross Loss/Profit. Our gross loss for the year ended December 31, 2013 was $362,094 compared to gross profit for the year ended December 31, 2012 of $368,242. The decrease in gross profit was primarily driven by the decrease in revenues.

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

 General and Administrative Expenses. General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, stock-based compensation expense for stock granted to directors, executive officers and employees for services rendered, employee bonuses and other staff welfare and benefits), rental expenses, amortization expenses of intangible rights, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses. General and administrative expenses for the year ended December 31, 2013 decreased by 34% to $1,367,090, compared to $2,092,180 for the year ended December 31, 2012. Approximately 59% of the decrease in general and administrative expenses was due to a decrease of compensation related expenses and approximately 33% of the decrease was due to an increase in stock based compensation expense arising from shares issued for consulting in 2012.

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

Income Taxes. The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded for the year ended December 31, 2013 and 2012 as the Company and all of its subsidiaries and variable interest entities operated at a tax loss in fiscal 2013 and 2012.

Net Loss. The Company incurred a net loss of $3,893,493 for the year ended December 31, 2013, an increase of 222% compared to a net loss of $1,210,629 for the year ended December 31, 2012. The increase in net loss was primarily due to a decrease in revenue and an increase in Interest and Other Debt-Related Expenses for the year ended December 31, 2013.

Liquidity and Capital Resources

Cash Flows

As of December 31, 2014, current assets were $186,142 and current liabilities were $4,536,256. Cash as of December 31, 2014 was $22,645 compared to $111,889 as of December 31, 2013, a decrease of $89,244. The decrease was mainly attributable to the cash used in operating activities

As of December 31, 2013, current assets were $1,205,226, and current liabilities were $8,915,509. Cash as of December 31, 2013 was $111,889 compared to $21,008 as of December 31, 2012, an increase of $90,881. The increase was mainly attributable to an increase in short-term loans offset by cash used in operating activities.

The following table sets forth a summary of our cash flows for the periods indicated:
	Years ended December 31,
	2014	2013	2012
Net cash used in operating activities	$(1,318,405)	$(608,424)	$(582,753)
Net cash provided by (used in) investing activities	15,858	(1,307)	(167,120)
Net cash provided by financing activities	1,211,033	725,682	713,652
Effect of exchange rate changes on cash	2,270	(25,070)	(8,394)
Net (decrease) increase in cash	(89,244)	(90,881)	(44,615)
Cash at the beginning of year	111,889	21,008	65,623
Cash at the end of year	$22,645	$111,889	$21,008

Operating Activities

Net cash used in operating activities for the year ended December 31, 2014 was $1,318,405, as compared with $608,424 for the year ended December 31, 2013, an increase of $709,981. The increase in net cash used in operating activities was mainly attributable the inrease in fees for advertising operating rights prepaid to suppliers, payment of short term loan interest and decreased receipts in advance from customers.

Net cash used in operating activities for the year ended December 31, 2013 was $608,424, as compared with $582,753 for the year ended December 31, 2012, an increase of $25,671. The increase in net cash used in operating activities was mainly attributable the decrease in gross profit.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2014 was $15,858, as compared with net cash used in investing activities of $1,307 for the year ended December 31, 2013. The increase in net cash provided by investing activities was mainly attributable to the sales of a motor vehicle of our Shanghai office and offset by the leasehold improvement paid for the Shanghai office during 2014.

Net cash used in investing activities for the year ended December 31, 2013 was $1,307, as compared with $167,120 for the year ended December 31, 2012. The decrease in net cash used in investing activities was mainly attributable to leasehold improvements paid for the relocation of our Hong Kong and Shanghai offices as well as a motor vehicle purchased during 2012.

Financing Activities

Net cash provided by financing activities was $1,211,033 for the year ended December 31, 2014, as compared with $725,682 for the year ended December 31, 2013. The increase was mainly due to the receipts of short-term loans and a private placement for financing our operations during the year ended December 31, 2014.

Net cash provided by financing activities was $725,682 for the year ended December 31, 2013, as compared with $713,652 for the year ended December 31, 2012. The increase was mainly due to the receipts of short-term loans for financing our operations during the year ended December 31, 2013.

Short-term Loans

As of December 31, 2014, the Company recorded an aggregated amount of $2,093,953 of short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and repayable on demand. Up to the date of this report, those loans have not yet been repaid.

As of December 31, 2013, the Company recorded an aggregated amount of $1,536,440 short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and repayable on demand.

Advertising Operating Rights Fee

Advertising operating rights fees are the major cost of our advertising revenue. To maintain the advertising operating rights, we are required to pay advertising operating rights fees in accordance with payment terms set forth in contracts we enter into with various parties. These parties generally require us to prepay advertising operating rights fees for a period of time.

Since May 2010, we have only kept one concession right contract, which is to operate 52 roadside advertising panels along the Nanjing Road in Shanghai, China. All those panels were installed and are owned by us. In February 2012, we secured a new advertising media projects under which we acquired rights to operate a mega-sized traditional advertising billboard located at Raffles City, Shanghai, China and 2 mega-sized traditional advertising billboards located at a different section along Nanjing Road and Henan Road in Shanghai, China. All these three mega-sized advertising panels are installed and maintained by the authorizing party. In October 2012, we secured a new media advertising project in Zhuhai, China. Pursuant to the agreement, we were granted the right to operate the 276 square meter advertising area located on the first floor of the Union Building at the entrance of Zhuhai sub-zone of Zhuhai-Macau Cross Border Industrial Zone. All those advertising panels and billboard are installed and maintained by the authorizing party. The two media projects in Shanghai were terminated in February and March 2013, respectively. In September 2013, we secured a new media advertising project in Shanghai, China to operate the 91 advertising lightboxes in arrival hall of Shanghai Hongqiao Railway Station, in June 2014, we terminated this media project. In September 2014, we terminated media advertising project in Zhuhai, China.

The details of our advertising operating rights fee were as follows:

	Years Ended December 31,
	2014	2013	2012
Prepayments for advertising operating rights	$-	$143,529	$1,499,506
Settlement of accrued advertising operating rights	-	-	-
Total payments	$-	$143,529	$1,499,506

Amortization of prepayments for advertising operating rights	$-	$668,547	$1,098,447
Accrued advertising operating rights fee recognized	1,066,112	571,680	115,950
Total advertising operating rights fee expensed	$1,066,112	$1,240,227	$1,214,397

	As of December 31,
	2013	2013
Prepayments for advertising operating rights, net	$-	$-

Accrued advertising operating rights	$(525,790)	$(639,153)

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

Capital Expenditures

During the years ended December 31, 2014, 2013 and 2012, we acquired assets of $14,268, $1,719 and $170,314 respectively which were financed through the cash flow generated from our operations.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of December 31, 2014:

	Payments due by period
	Total	Due in 2015	Due in 2016 – 2017	Due in 2018-2019	Thereafter
Debt Obligations (a)	$5,000,000	$-	$5,000,000	$-	$-
Operating Lease Obligations (b)	45,357	34,018	11,339	-	-
Short Term Loan (c)	2,093,953	2,093,953	-	-	-
Capital Lease Obligation (d)	29,748	12,144	17,604	-	-

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

(c) Short Term Loan. We have entered short-term loan agreement with an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and repayable on demand or have due date in 2015.

(d) Capital Lease Obligation. We have purchased a motor vehicle  under capital leases.

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

Convertible Promissory Notes and Warrants

1) Debt Restructuring and Issuance of 1% Convertible Promissory Note

On April 2, 2009, the Company issued 1% unsecured senior convertible promissory notes to the previous 3% convertible promissory note holders who agreed to cancel these 3% convertible promissory notes in the principal amount of $5,000,000 (including all accrued and unpaid interest thereon), and all of the warrants, in exchange for the 1% unsecured senior convertible promissory notes in the principal amount of $5,000,000. The 1% convertible promissory notes bore interest at 1% per annum, payable semi-annually in arrears, matured on April 1, 2012, and were convertible at any time into shares of the Company’s common stock at a fixed conversion price of $0.1163 per share, subject to customary anti-dilution adjustments. Pursuant to ASC Topic 470, Debt, the Company determined that the original convertible notes and the 1% convertible notes were with substantially different terms and hence the exchange was recorded as an extinguishment of original notes and issuance of new notes.

The Company determined the 1% convertible promissory notes to be conventional convertible instruments under ASC Topic 815, Derivatives and Hedging. Its embedded conversion option qualified for equity classification. The embedded beneficial conversion feature was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The debt discount resulting from the allocation of proceeds to the beneficial conversion feature is amortized over the term of the 1% convertible promissory notes from the respective dates of issuance using the effective interest method.

2) Extension of 1% Convertible Promissory Note

The 1% convertible promissory notes matured on April 1, 2012 and on the same date, the Company and the note holders agreed to the following: 1) extension of the maturity date of the 1% convertible promissory notes for a period of two years and 2) modification of the 1% convertible promissory notes to be convertible at any time into shares of the Company’s common stock at a conversion price of $0.09304 per share, subject to customary anti-dilution adjustments. In all other respects not specifically mentioned, the terms of the 1% convertible promissory notes remain the same and are fully enforceable in accordance with their terms. Subsequently, the Company issued to the note holders new 1% convertible promissory notes with a maturity  date of April 1, 2014 . Pursuant to ASC Topic 470, the Company determined that the modification is substantially different and hence the modification was recorded as an extinguishment of notes and issuance of new notes. The Company allocated the amount of the reacquisition price to the repurchased beneficial conversion feature using the intrinsic value of that conversion feature at the extinguishment date and the residual amount was allocated to the convertible security. Thus, the Company recorded a gain on extinguishment of debt. The 1% Convertible Promissory Notes were scheduled to mature on April 1, 2014 and on March 12, 2014, the Company and the respective holders  agreed to extend the maturity date of the 1% Convertible Promissory Notes for a period of two years. In all other respects not specifically mentioned, the terms of the 1% Convertible Promissory Notes shall remain the same and shall be fully enforceable in accordance with its terms. Subsequently, the Company issued to the note holders new 1% convertible promissory notes which will mature on April 1, 2016 . The Company allocated the amount of the reacquisition price to the repurchased beneficial conversion feature using the intrinsic value of that conversion feature at the extinguishment date and the residual amount was allocated to the convertible security. Thus, the Company recorded no gain or loss on extinguishment of debt.

The Company determined the modified new 1% convertible promissory notes to be conventional convertible instruments under ASC Topic 815. Its embedded conversion option  qualified for equity classification. The embedded beneficial conversion feature was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The debt discount resulting from the allocation of proceeds to the beneficial conversion feature is amortized over the term of the new 1% convertible promissory notes from the respective dates of issuance using the effective interest method.

Revenue Recognition –The Company recognizes revenue in the period when advertisements are either aired or published.

Stock-based Compensation –The Company adopted ASC Topic 718, Compensation  - Stock Compensation, using a modified prospective application transition method, which establishes accounting for stock-based awards in exchange for employee services. Under this application, the Company is required to record stock-based compensation expense for all awards granted after the date of adoption and unvested awards that were outstanding as of the date of adoption. It requires that stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized as expense over the requisite services period.

Common stock, stock options and warrants issued to other than employees or directors in exchange for services are recorded on the basis of their fair value. In accordance with ASC Topic 505, Equity, the non-employee stock options or warrants are measured at their fair value by using the Black-Scholes option pricing model as of the earlier of the date at which a commitment for performance to earn the equity instruments is reached (“performance commitment date”) or the date at which performance is complete (“performance completion date”). The stock-based compensation expenses are recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Accounting for non-employee stock options or warrants which involve only performance conditions when no performance commitment date or performance completion date has occurred as of reporting date requires measurement at the equity instruments then-current fair value. Any subsequent changes in the market value of the underlying common stock are reflected in the expense recorded in the subsequent period in which that change occurs.

Income Taxes –The Company accounts for income taxes under ASC Topic 740, Income Tax. Deferred tax assets and liabilities are provided for the future tax effects attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from items including tax loss carry forwards.

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

Recent Accounting Pronouncements

In January 2014, the FASB has issued ASU 2014-06, Technical Corrections and Improvements Related to Glossary Terms. These amendments relate to glossary terms and cover a wide range of Topics in the Codification. These amendments are presented in four sections: 1) Deletion of Master Glossary Terms arising because of terms that were carried forward from source literature to the Codification but were not utilized in the Codification; 2) Addition of Master Glossary Term Links arising from Master Glossary terms whose links did not carry forward to the Codification; 3) Duplicate Master Glossary Terms arising from Master Glossary terms that appear multiple times in the Master Glossary with similar, but not identical, definitions; and 4) Other Technical Corrections Related to Glossary Terms arising from miscellaneous changes to update Master Glossary terms. The adoption of ASU 2014-06 did not have a material impact on our financial statements. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In January 2014, the FASB has issued ASU 2014-03, Derivatives and Hedging (Topic 815) — Accounting for Certain Receive-Variable Pay-Fixed Interest Rate Swaps—Simplified Hedge Accounting Approach. These amendments permit private companies (other than financial institutions) the option to use a simplified hedge accounting approach to account for interest rate swaps that are entered into for the purpose of converting variable-rate interest payments to fixed-rate payments. When a private company applies the simplified hedge accounting approach, the income statement charge for interest expense will be similar to the amount that would result if the company had directly entered into a fixed-rate borrowing instead of a variable-rate borrowing and an interest rate swap. Furthermore, the simplified hedge accounting approach provides a practical expedient to measuring the fair value of swaps by allowing the use of settlement value, which removes the consideration of nonperformance risk. A full retrospective approach or modified retrospective approach is allowed for transition. Disclosures for a change in accounting principle are required upon adoption. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In March 2014, the FASB has issued ASU 2014-07, Consolidation (Topic 810) — Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements. These amendments allow a private company to elect (when certain conditions exist) not to apply variable interest entity guidance to a lessor under common control. Instead, the private company would make certain disclosures about the lessor and leasing arrangement. A private company lessee could elect the alternative when: 1) The private company lessee and the lessor are under common control; 2) The private company lessee has a leasing arrangement with the lessor; 3) Substantially all of the activity between the private company lessee and the lessor is related to the leasing activities between those two companies; and 4) If the private company lessee explicitly guarantees or provides collateral for any obligation of the lessor related to the asset leased by the private company, then the principal amount of the obligation at inception does not exceed the value of the asset leased by the private company from the lessor. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In April 2014, the FASB has issued ASU 2014-08, Presentation of Financial Statements  (Topic 205) and Property, Plant, and Equipment (Topic 360) — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In May 2014, the FASB has issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) Identify the contract(s) with a customer. (2) Identify the performance obligations in the contract. (3) Determine the transaction price. (4) Allocate the transaction price to the performance obligations in the contract. (5) Recognize revenue when (or as) the entity satisfies a performance obligation. The Company has not determined the effect the adoption of the standard will have on its consolidated financial statements.

In June 2014, the FASB has issued ASU 2014-12, Compensation – Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The Company has not determined the effect the adoption of the standard will have on its consolidated financial statements.

In August 2014, the FASB has issued ASU 2014-13, Consolidation (Topic 810) - Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. The amendments in ASU 2014-13 provide an alternative to Topic 820, Fair Value Measurement, for measuring the financial assets and the financial liabilities of a consolidated collateralized financing entity to eliminate the difference in the fair value of the financial assets of a collateralized financing entity, as determined under GAAP, when they differ from the fair value of its financial liabilities even when the financial liabilities have recourse only to the financial assets. When the measurement alternative is elected, both the financial assets and the financial liabilities of the collateralized financing entity should be measured using the more observable of the fair value of the financial assets or the fair value of the financial liabilities. The amendments clarify that when the measurement alternative is elected, a reporting entity’s consolidated net income (loss) should reflect the reporting entity’s own economic interests in the collateralized financing entity, including: (1) changes in the fair value of the beneficial interests retained by the reporting entity, and (2) beneficial interests that represent compensation for services. The Company has not determined the effect the adoption of the standard will have on its consolidated financial statements.

In August 2014, the FASB has issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The Company has not determined the effect the adoption of the standard will have on its consolidated financial statements.

In November 2014, the FASB has issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in ASU 2014-16 do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The amendments in this ASU also clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (i.e., the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In December 2014, the FASB has issued ASU 2014-18, Business Combinations (Topic 805): Accounting for Identifiable Intangible Assets in a Business Combination. The amendments in ASU 2014-18 allow a private company that elects this accounting alternative to recognize or otherwise consider the fair value of intangible assets as a result of any in-scope transactions should no longer recognize separately from goodwill: (1) customer-related intangible assets unless they are capable of being sold or licensed independently from the other assets of the business, and (2) noncompetition agreements. An entity that elects the accounting alternative in ASU 2014-18 must adopt the private company alternative to amortize goodwill as described in ASU No. 2014-02, Intangibles—Goodwill and Other (Topic 350): Accounting for Goodwill. However, an entity that elects the accounting alternative in Update 2014-02 is not required to adopt the amendments in this ASU. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In January 2015, the FASB has issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The amendments in ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

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

During the Company’s two most recent fiscal years ended December 31, 2014 and 2013, neither the Company nor anyone acting on its behalf consult with Union Power Hong Kong Certified Public Accountants Limited (“UPHK”) with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and UPHK did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of a disagreement or any reportable events as defined and set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

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

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as of December 31, 2014, in accordance with Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on and as a result of this evaluation, our Chief Executive Officer and our Interim Chief Financial Officer have determined that as of the end of the period covered by this annual report, our disclosure controls and procedures were effective.

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

A material weakness is a deficiency, or a combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented, or detected and corrected, on a timely basis.
A significant deficiency is a deficiency, or combination of control deficiencies, in internal control that is less severe than a material weakness, yet important enough to merit attention by those charged with government.

Our management, with the participation and under the supervision of our Chief Executive Officer, Earnest Leung and our Interim Chief Financial Officer, Shirley Cheng, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, Dr. Leung and Ms. Cheng determined that our internal control over financial reporting was effective as of December 31, 2014.

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

Name	Age	Position	Director Since
Earnest Leung	58	Chief Executive Officer and Chairperson of the Board	2009
Shirley Cheng	36	Chief Financial Officer, Director and Corporate Secretary	2015
Wong Wing Kong	49	Director	2015
________
Remarks:

Each Director serves until our 2015 annual stockholders meeting and until their respective successors are duly elected and qualified or earlier resignation or removal.

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

Wong Wing Kong has over 20 years’ experience in the China Business and he is now the director and shareholder of Wideway Asia Pacific Limited. Since 2006, he has served as private financial advisor and consultant to various China companies. Prior to that, Mr. Wong was the owner of manufacturing company in China. Mr. Wong was appointed as a director because of his extensive knowledge of China markets through his various positions in China companies.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during fiscal 2014, all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements.

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

Board Leadership Structure

Our Board leadership structure is currently composed of combined Chairperson of the Board of Directors and Chief Executive Officer, Chief Financial Officer and the other members of our Board of Directors are non-executive members. The Board has three outstanding committees: (1) Audit Committee; (2) Remuneration Committee and (3) Nomination Committee. All these committees are composed of non-executive directors only.

Our Board of Directors has also determined a lead independent director is not necessary and has not appointed one at this time. In making these determinations, the Board of Directors considered the relative size of the Company, the size of the Board of Directors and the fact that all the other members of the Board of Directors are non-executive directors. The Board of Directors believes that Dr. Earnest Leung serves as both Chairperson of the board and Chief Executive Officer is in the best interest of the Company and its stockholders. Dr. Leung is the director most familiar with the PRC environment and our business, possess in-depth diverse business management experience, and is most capable of effectively identifying strategic priorities and leading the discussion and execution of strategy. The current combined position of Chairperson and Chief Executive Officer promotes a unified direction and leadership for the Board and gives a single, clear focus for the chain of command for our organization, strategy and business plans. The Board of Directors also believes that our overall corporate governance policies and practices adequately address any governance concerns raised by the dual chairperson and chief executive officer role.

Corporate Governance

Our board of directors currently has three standing committees which perform various duties on behalf of and report to the board of directors: (i) audit committee, (ii) remuneration committee and (iii) nominating committee. From time to time, the board of directors may establish other committees. Each of the three standing committees is comprised entirely of non-executive director as follows:

Name of Director	Audit	Nominating	Remuneration

Wong Wing Kong	C	C	C
________
C = Chairperson

On November 25, 2014, Mr. Charles Liu, Director the Company notified the Company of his intention to resign from his position as a director of the Company for personal reasons. Mr. Liu’s resignation will become effective on November 25, 2014. Mr. Liu’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. The Board of Directors of the Company is currently reviewing candidates to fill the vacancy on the Board of Directors caused by Mr. Liu’s resignation and will announce the appointment of a suitable candidate as soon as such determination is made.

The Board of Directors has adopted a written charter for each of these committees, copies of which can be found on our website at www.ncnmedia.com .

Audit Committee

Our board of directors established an Audit Committee in September 2007. Our Audit Committee currently consists of one member: Wong Wing Kong. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire. Mr. Wong Wing Kong serves as the chairperson of the Audit Committee.

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

 AUDIT COMMITTEE REPORT

The Audit Committee of the Company’s Board of Directors (the “Audit Committee”) consists of one non-employee director, Wong Wing Kong.

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

In early 2015, the Audit Committee has reviewed and discussed with management and the independent auditors the audited consolidated financial statements in the Company’s 2014 Annual Report on Form 10-K. Management represented to the Audit Committee that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles. The Audit Committee discussed with the independent auditors matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees,” as amended.

The Company’s independent auditors also provided to the Audit Committee the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditors’ communications with the Audit Committee concerning independence. The Audit Committee discussed with the independent auditors their independence.

Based on the Audit Committee’s discussions with management and the independent auditors, and the Audit Committee’s review of the Company’s audited consolidated financial statements, representation of management and the report of the independent auditors to the Audit Committee, the Audit Committee recommended that the Board of Directors include the audited consolidated financial statements in the Company’s 2014 Annual Report on Form 10-K filed with the SEC.

The Audit Committee Wong Wing Kong

Remuneration Committee

Our board of directors established a Remuneration Committee in September 2007. Our Remuneration Committee consists of one member: Wong Wing Kong. Mr. Wong Wing Kong serves as the chairperson of the Remuneration Committee.

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

Nominating Committee

Our board of directors established a Nominating Committee in September 2007. Our Nominating Committee currently consists of one member: Wong Wing Kong. Mr. Wong Wing Kong serves as the chairperson of the Nominating Committee.

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

The stockholder recommendation and information described above must be sent to the Corporate Secretary at Network CN Inc., Room 801A and 807B, 8/F, Tsim Sha Tsui Centre, 66 Mody Road, Tsim Sha Tsui, Kowloon, Hong Kong. For a candidate to be considered for nomination by the Nominating Committee at an annual meeting, a stockholder recommendation must be received not less than 120 days prior to the anniversary date of the Company’s most recent annual meeting of stockholders.

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

ITEM 11.  EXECUTIVE COMPENSATION

Persons Covered

As of December 31, 2014, there were only two Executive Officers including Chief Executive Officer and Interim Chief Financial Officer in the Company. The Company’s Chief Executive Officer and Interim Chief Financial Officer during fiscal year 2014 and the Company’s executive officer as of December 31, 2014, or the Named Executive Officers are set forth below:

Name	Position
Earnest Leung	Chief Executive Officer and Chairperson of the Board
Shirley Cheng	Interim Chief Financial Officer and Corporate Secretary
________
On February 18, 2015, the Company’s board of directors appointed Ms. Cheng to serve as the Company’s Chief Financial Officer, effective immediately.

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

Elements of Compensation

The executive compensation for (i) the Company’s Chief Executive Officer and Chief Financial Officer and (ii) the Company’s compensated executive officer who were serving as executive officers (collectively “Named Executive Officers”) for fiscal 2014 primarily consisted of base salary, long term incentive equity compensation, income tax reimbursement, and other compensation and benefit programs generally available to other employees,

Base Salary. The Board establishes base salaries for the Company’s Named Executive Officers based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies in the Company’s peer group for similar positions. Generally, the Board believes that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions and with similar responsibilities at comparable companies in line with our compensation philosophy.

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

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid during fiscal years 2014, 2013 and 2012, to the Named Executive Officers:

Name and Principal Position	Year	Salary ($)	(1) Bonus ($)	(2) Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(3) All Other Compensation ($)	Total ($)
Earnest Leung, Chief Executive Officer and Director	2014	27,404	-	-	-	-	-	2,147	29,551
	2013	-	-	-	-	-	-	1,923	1,923
	2012	-	-	-	-	-	-	1,763	1,763

Shirley Cheng Interim Chief Financial Officer and Corporate Secretary	2014	63,000	-	-	-	-	-	2,147	65,147
	2013	63,000	-	-	-	-	-	1,923	64,923
	2012	48,234	-	-	-	-	-	1,378	49,612

Godfrey Hui, Former Deputy Chief Executive Officer and Former Director	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	1,763	1,763

Jennifer Fu, Former Chief Financial Officer and Former Corporate Secretary	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-
	2012	17,800	-	-	-	-	-	3,880	21,680

(1)
No bonus was paid to the Named Executive Officers in fiscal 2014, 2013 and 2012. The amounts reflected the salary paid to the Executives during each of fiscal years. The Company withheld 10 months’, 12 months and 12 months’ salary payment for Dr. Leung during the fiscal year ended December 31, 2014, 2013 and 2012 respectively. The Company withheld 12 months’ salary payment for Mr. Hui during the fiscal year ended December 31, 2012.

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

The aggregate number of stock awards vested to each of the Named Executive Officers for his/her service rendered in each fiscal period was summarized as follows:

Named Executive Officer	2014	2013	2012
Earnest Leung	-	-	-
Shirley Cheng	-	-	-
Godfrey Hui	-	-	-
Jennifer Fu	-	-	-

As of December 31, 2014, all the above stocks were issued to each of Named Executive Officers.

(3)	All other compensation only represents the followings:

(a) a monthly contribution of (From January to May 2012: HK$1,000 or approximately $128; From June 2012 to May 2014: HK$1,250 or approximately $160; From June 2014 to December 2014:HK$1,500 or approximately $192) paid by the Company into a mandatory provident fund for the benefit of each of the Named Executive Officers;

(b) monthly cash allowance of HK$40,000 (approximately $5,128) paid to Dr. Earnest Leung and Mr. Godfrey Hui commencing from July 2009 and monthly allowance of HK$6,000 (approximately $769) paid to Ms. Jennifer Fu commencing from February 2010; The Company withheld 10 months’, 12 months and 12 months’ cash allowance payment for Dr. Leung during the fiscal year ended December 31, 2014, 2013 and 2012 respectively. The Company withheld 12 months’ cash allowance payment for Mr. Hui during the fiscal year ended December 31, 2012.; and

(c) Income tax reimbursement paid to Dr. Earnest Leung, Mr. Godfrey Hui and Ms Jennifer Fu during each fiscal year. As of December 31, 2014, the accrued income tax reimbursement to Dr. Leung and Mr. Hui and Ms. Fu and Ms. Cheng was $129,852, $59,878, $nil and $nil respectively. During the year ended December 31, 2012, income tax reimbursement of HK$9,266 (approximately $1,188) was paid to Ms. Fu.

There is no item that is not a perquisite or personal benefit (such as tax reimbursements and contributions to the mandatory provident fund) whose value exceeds $10,000 for each Named Executives.

Employment Contracts

On July 15, 2009, the Company entered into separate executive employment agreements with each of Dr. Earnest Leung and Mr. Godfrey Hui, in connection with their services to the Company as our Chief Executive Officer and Deputy Chief Executive Officer, respectively. Under the terms of the agreements, each of Dr. Leung and Mr. Hui will receive a monthly salary of HK$60,000 (approximately $7,692) and a monthly allowance of HK$40,000 (approximately $5,128) and we have agreed to grant each of Dr. Leung and Mr. Hui, 6 million shares and 2 million shares of our common stock, respectively, for their first two years of service to the Company. We will fully reimburse them for their Hong Kong personal income taxes resulting from their employment under the agreements. Each of the executives has also agreed to customary non-competition and confidentiality provisions and the agreements may be terminated by the Company at any time without notice or payment, in the event that any of the executives engage in misconduct or dereliction of duty.

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

Grants of Plan-Based Awards

The following table sets forth information regarding grants of awards to the Named Executive Officers during the year ended December 31, 2014:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock and Options Awards	Closing Price on Grant Date ($/share)
Earnest Leung	-	-	-	-	-	-
Shirley Cheng	-	-	-	-	-	-

No stock awards were granted to the Company’s Named Executive Officers during fiscal year 2014.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the equity awards outstanding at December 31, 2014 for each of the named executive officers.

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

Director Compensation

Overview

All the compensation packages for each of directors are proposed by the Remuneration Committee and approved by the Board of Directors. Director compensation packages in 2014 generally consist of cash compensation and long-term incentive equity compensation.

Cash compensation On July 2012, the Remuneration Committee proposed the monthly cash compensation for each director remain unchanged, which was approved by the Board. As such, all employee directors and non-employee directors were entitled to a uniform monthly cash compensation of $1,500 for their service from July 1, 2012 to June 30, 2013. On August 2013, the Remuneration Committee proposed the monthly cash compensation for each director remain unchanged, which was approved by the Board. On February 2015, the Remuneration Committee proposed the monthly cash compensation for each director decreased to $1,000 from July 2014 to Jun 30, 2015, which was approved by the Board.

Long-Term Incentive Equity Compensation.  The Board believes that stock-based awards promote the long-term growth and profitability of the Company by providing directors with incentives to improve shareholder value and contribute to the success of the Company. Our Board determined the number of stock to be granted to directors for their service by considering the aggregate fair value as at the grant date of the past stock awards given to non-employee director and the Company’s performance. In July 2012, the non-employee directors, Mr. Ronald Lee, Mr. Gerald Godfrey and Mr. Charles Liu, were also granted an award of 120,000 shares each, at a fair value of $22,200 at the date of grant and to be vested on July 1, 2013, for their one-year service from July 1, 2012 to June 30, 2013. In August 2013, the directors, Dr. Leung, Mr. Gerald Godfrey and Mr. Charles Liu, were also granted an award of 120,000 shares each, at a fair value of $8,388 at the date of grant and to be vested on July 1, 2014, for their one-year service from July 1, 2013 to June 30, 2014. In February 2015, the director, Dr. Leung was also granted an award of 200,000 shares each, at a fair value of $11,200 at the date of grant and to be vested on June 30, 2015, for their one-year service from July 1, 2014 to June 30, 2015. In February 2015, the director, Mr. Wong Wing Kong and Ms. Shirley Cheng were also granted an award of 200,000 shares each, at a fair value of $11,200 at the date of grant and to be vested on June 30, 2015, for their service from February 18, 2015 to June 30, 2015.

 The following table provides information about the compensation earned by directors who served during fiscal year 2014:

Name of director(3)	Fees Earned or Paid(1) in Cash ($)	Stock Awards(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)
Earnest Leung	15,000	5,600	-	-	-	-	20,600
Gerald Godfrey*	15,000	-	-	-	-	-	15,000
Charles Liu*	13,000	-	-	-	-	-	13,000
*Non-employee directors
______
(1)
For the service periods from January to June 2014, both the employee directors and non-employee directors were entitled to a monthly cash compensation of $1,500.  For the service periods from July 2014 to December 2014, both the employee directors and non-employee directors were entitled to a monthly cash compensation of $1,000.

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

(3)
On November 25, 2014, Mr. Charles Liu notified the Company of his intention to resign from his position as a director of the Company for personal reasons. Mr. Liu’s resignation will become effective on November 25, 2014.

(4)	On February 18, 2015, Mr. Gerald Godfrey was retired from his position as a director.

Remuneration Committee Interlocks and Insider Participation

The current member of the Remuneration Committee is non-executive director, and all past members were independent directors at all times during their service on such Committee. None of the past or present members of our Remuneration Committee are present or past employees or officers of ours or any of our subsidiaries. No member of the Remuneration Committee has had any relationship with us requiring disclosure under Item 404 of Regulation S-K under the Securities Exchange Act of 1934, as amended. None of our executive officers has served on the Board or Remuneration Committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served on our Board or Remuneration Committee.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2014 with respect to compensation plans, under which securities are authorized for issuance, aggregated as to (i) compensation plans previously approved by security holders, and (ii) compensation plans not previously approved by security holders.

Equity Compensation Plan Information

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights (A)	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights (B)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (A)) (C)

Equity compensation plans approved by security holders	-	-	10,222,548 (1)

Equity compensation plans not approved by security holders	20,000 (2)	$3.5	-

Total	20,000 (2)	$3.5	10,222,548

(1)
We reserved 600,000 shares for issuance under our 2004 Stock Incentive Plan, of which 200,000 shares are still available for issuance as of December 31, 2014. We reserved 40,200,000 shares for issuance under our Amended and Restated 2007 Equity Incentive Plan of which 10,022,548 are still available for issuance as of December 31, 2014. See below subsection- " Equity Incentive Plans" for more information about the plan.

(2)
A warrant to purchase 20,000 shares of restricted common stock was granted to a consultant on August 25, 2006 with an exercise price of $3.5 per share. The warrant shall remain exercisable until August 25, 2016. The warrant remained unexercised as of December 31, 2014.

Option Grants in the Last Fiscal Year

None.

Equity Incentive Plan

In April 2004, our Board of Directors and holders of a majority of our then outstanding common stock authorized and approved the 2004 Stock Incentive Plan, or the 2004 Plan. Under the 2004 Plan, we reserved 600,000 shares of our common stock for issuance upon exercise of incentive and non-qualified stock options, stock bonuses and rights to purchase awarded from time-to-time, to our officers, directors, employees and consultants. As of December 31, 2014, 400,000 shares have been issued under the plan and 200,000 shares remain available for issuance. No options, warrants or other rights to acquire shares of our common stock have been granted or are outstanding under the plan. A registration statement on Form S-8 was filed with the SEC with respect to 400,000 shares of common stock issuable under the plan on April 22, 2004 (SEC File No. 333-114644).

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

On October 31, 2012, the Board of Directors approved the third amendment and restatement of the 2007 Equity Incentive Plan (the “Third Amendment of 2007 Plan”), with the only change being to increase the maximum number of shares of common stock of the Company, par value $0.001 per share that may be issued and sold under the 2007 Plan from 31,400,000 to 40,200,000, and submitted it for stockholder’s approval. The Board of Directors believes that such arrangements will be instrumental for us to be able to continue to attract and retain outstanding employees. A registration statement on Form S-8 was filed with the SEC on January 16, 2014 (SEC File No. 333-193381) with respect to the Third Amendment of 2007 Plan.

As of December 31, 2014, 30,177,452 shares have been issued under the plan and 10,022,548 shares remain available for issuance. No options, warrants or other rights to acquire shares of our common stock have been granted or are outstanding under the plan.

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

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth information as of April 15, 2015, regarding the beneficial ownership of our common stock (a) by each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) by each of the Company’s officers and directors; (c) and by the Company’s officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. Unless otherwise identified, the address of the directors and officers of the Company listed above is Room 801A and 807B, 8/F, Tsim Sha Tsui Centre, 66 Mody Road, Tsim Sha Tsui, Kowloon, Hong Kong.

Title of Class	Name and Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership (1)	Percent of Class (4)
Common Stock	Earnest Leung	CEO and Director	60,737,527 (2)	41.3
Common Stock	Shirley Cheng	CFO and director	-	-
Common Stock	Wong Wing Kong	Director	3,000,000	2.0
All Officers and Directors as a group (3 persons named above)			63,737,527
Common Stock	Keywin Holdings Limited (5) Room 801A and 807B, 8/F, Tsim Sha Tsui Centre, 66 Mody Road, Tsim Sha Tsui, Kowloon, Hong Kong	5% Security Holder	54,444,927 (3)	37.1
Common Stock	Sino Portfolio International Ltd(6) 3104 -7, 31/F, Central Plaza, 18 Harbour Road, Hong Kong	5% Security Holder	27,536,288	18.7
Common Stock	Godfrey Hui Room 801A and 807B, 8/F, Tsim Sha Tsui Centre, 66 Mody Road, Tsim Sha Tsui, Kowloon, Hong Kong	5% Security Holder	13,105,112	8.9

Total Shares Owned by Persons Named above			104,378,926
______
  * Less than 1%

(1)  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)  Includes 24,141,897 shares held by Keywin Holdings Limited of which Dr. Earnest Leung is the director and also an option for Keywin Holdings Limited to purchase an aggregate of 30,303,030 shares of the Company’s common stock, exercisable for an aggregate purchase price of $2,000,000 by January 1, 2016.

(3) Includes an option to purchase an aggregate of 30,303,030 shares of the Company’s common stock, exercisable for an aggregate purchase price of $2,000,000 by January, 2016.

(4)  A total of 116,628,217 shares of our common stock outstanding are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of April 15, 2015. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

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

On January 1, 2010, the Company and Keywin, of which Dr. Earnest Leung is the director and his spouse is the sole shareholder, entered into the third Amendment, pursuant to which the Company agreed to further extend the exercise period for the Keywin Option under the Note Exchange and Option Agreement between the Company and Keywin, to purchase an aggregate of 24,562,837 shares of our common stock for an aggregate purchase price of $2,000,000, to an eighteen-month period ended on October 1, 2010, and provide the Company with the right to unilaterally terminate the exercise period upon 30 days’ written notice. On September 30, 2010 and June 1, 2011, the exercise period for the Keywin Option was extended to a twenty-seven-month period ended on June 30, 2011 and a thirty-three-month period ended on January 1, 2012 respectively. On December 30, 2011, the exercise period for the Keywin Option was further extended to a thirty-nine-month period ending on July 1, 2012. On June 28, 2012, the exercise period for the Keywin Option was further extended to a forty-five-month period ending on January 1, 2013. On December 28, 2012, the exercise period for the Keywin Option was further extended to a fifty-seven-month period ending on January 1, 2014. On December 31, 2013, the exercise period for the Keywin Option was further extended to a sixty-nine-month period ending on January 1, 2015. On December 12, 2014, the exercise period for the Keywin Option was further extended to a eighty-one-month period ending on January 1, 2016 and aggregate amount of shares amended to 30,303,030 shares.

During the year ended December 31, 2014, 2013 and 2012, the Company received an aggregate loans from Dr. Earnest Leung amounting to $nil, $13,250 and $117,948 and repaid loans of $85,244, $71,924 and $197,364 to Dr. Earnest Leung respectively. The amount is unsecured, bears no interest and repayable on demand. The maximum amount outstanding during the year ended December 31, 2014, 2013 and 2012 is 85,244, $143,918 and $341,282 respectively. As of December 31, 2014 and 2013, the Company recorded an amount of $nil and $85,244 payable to director respectively.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Union Power Hong Kong Certified Public Accountants Limited (Formerly known as “Hong Kong Great Wall Certified Public Accountants Limited”) is our Principal Independent Registered Public Accountants engaged to audit our financial statements for the fiscal years ended December 31, 2014 and 2013. The following table shows the fees that we paid or accrued for the audit and other services provided by Union Power Hong Kong Certified Public Accountants Limited, for the fiscal years ended December 31, 2014 and 2013.

Fee Category	2014	2013
Audit Fees	$64,744	$61,537
Audit-Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

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

All services provided by Union Power Hong Kong Certified Public Accountants Limited during the fiscal years ended December 31, 2014 and 2013 were pre-approved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements are filed as a part of this Form 10-K :

(i)	Reports of Independent Registered Public Accounting Firms
(ii)	Consolidated Balance Sheets as of December 31, 2014 and 2013
(iii)	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2014, 2013 and 2012
(iv)	Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
(vi)	Notes to Consolidated Financial Statements

(b) The following Exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description
3.1
Amended And Restated Certificate Of Incorporation (incorporated herein by reference from Exhibit A to Registrant’s Definitive Information Statement on Schedule 14C filed with the SEC on January 10, 2007)

3.2	Amended and Restated By-Laws, adopted on January 10, 2006 (incorporated herein by reference from Exhibit 3-(II) to Registrant’s. Current Report on Form 8-K filed with the SEC on January 18, 2006)
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

4.5
2007 Stock Option/Stock Issuance Plan, effective on April 6, 2007 (incorporated herein by reference from Exhibit 10.1 to Registrant's Registration Statement on Form S-8 filed with the SEC on April 6, 2007)

4.6
Form of Note 1% Senior Unsecured Convertible Promissory Note, dated April 2, 2009 (incorporated herein by reference to Exhibit 4.1 from Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

4.7
Registration Rights Agreement, in connection with debt restructuring, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited and Keywin Holdings Limited. (incorporated herein by reference from Exhibit 4.2 Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

4.8	Network CN Inc. Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference from Exhibit 4.1 to Registrant's Current Report on Form S-8 filed with the SEC on July 30, 2010).
4.9
Form of Note 1% Senior Unsecured Convertible Promissory Note, dated April 2, 2012 (incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2012).

4.10
Network CN Inc. Second Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference from Exhibit 4.2 to Registrant's Current Report on Form S-8 filed with the SEC on October 12, 2012).

4.11
Network CN Inc. Third Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference from Exhibit 4.2 to Registrant's Current Report on Form S-8 filed with the SEC on January 16, 2014).

10.1
Registration Rights Agreement, dated November 19, 2007, by and among (i) Network CN Inc., Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited and Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P. (incorporated herein by reference from Exhibit 99.4 to Registrant's Current Report on Form 8-K filed with the SEC on November 26, 2007)

10.2
Note Exchange Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P. (incorporated herein by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on April , 2009)

10.3
Note Exchange and Option Agreement, dated April 2, 2009, between the Company and Keywin Holdings Limited. (incorporated herein by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.4
Letter Agreement and Termination of Investor Rights Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd., OZ Global Special Investments Master Fund, L.P. and Keywin Holdings Limited. (incorporated herein by reference from Exhibit 10.3 to Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.5
Employment Agreement, dated July 15, 2009, between the Company and Earnest Leung. (incorporated herein by reference from Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.6
Employment Agreement, dated July 15, 2009, between the Company and Godfrey Hui. (incorporated herein by reference from Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.7
Amendment No. 1 to Note Exchange and Option Agreement, dated July 1, 2009, between Keywin Holdings Limited and the Company. (incorporated herein by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.8
Amendment No. 2 to Note Exchange and Option Agreement dated September 30, 2009, between Keywin Holding Limited and the Company. (incorporated herein by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009)

10.9
Amendment No. 3 to Note Exchange and Option Agreement, dated January 1, 2010, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2010)

10.10
Amendment No. 4 to Note Exchange and Option Agreement, dated September 30, 2010, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 8, 2010)

10.11
Amendment No. 5 to Note Exchange and Option Agreement, dated June 1, 2011, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)

10.12
Amendment No. 6 to Note Exchange and Option Agreement, dated December 30, 2011, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.16 to the Registrant's Annual Report on Form 10-K filed with the SEC on April 16, 2012)

10.13
Amendment No. 7 to Note Exchange and Option Agreement, dated June 28, 2012, between Keywin Holding Limited and the Company(incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

10.14
Amendment No.8 to Note Exchange and Option Agreement, dated December 28, 2012, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.20 to the Registrant's Annual Report on Form 10-K filed with the SEC on May 10, 2013)

10.15
Amendment No.9 to Note Exchange and Option Agreement, dated December 31, 2013, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.21 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2014)

10.16	Amendment No.10 to Note Exchange and Option Agreement, dated December 12, 2014, between Keywin Holding Limited and the Company*
10.17
Lease Agreement, dated February 15, 2012, between NCN Group Management Limited and Leighton Property Company Limited (incorporated herein by reference from Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed with the SEC on April 16, 2012).

10.18
Exclusive Management Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Bona and Bona’s PRC shareholders, namely Mr Dayong Hao and Mr. Kaiyin Liu  (incorporated herein by reference from Exhibit 10.26 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.19
Exclusive Technology Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Bona and Bona’s PRC shareholders, namely Mr Dayong Hao and Mr. Kaiyin Liu  (incorporated herein by reference from Exhibit 10.27 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.20
Equity Pledge Agreement dated January 1, 2008, between Lianhe and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu (incorporated herein by reference from Exhibit 10.28 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.21
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
Earnest Leung
Chief Executive Officer
(Principal Executive Officer)
Date: April 15, 2015

	By:	/s/ Shirley Cheng
Shirley Cheng
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: April 15, 2015

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Earnest Leung	Chief Executive Officer and Director	April 15, 2015
Earnest Leung	(Principal Executive Officer)

/s/ Shirley Cheng	Chief Financial Officer and Director	April 15, 2015
Shirley Cheng	(Principal Financial and Accounting Officer)

/s/ Wong Wing Kong	Director	April 15, 2015
Wong Wing Kong

EXHIBIT INDEX

Exhibit No.	Description
3.1
Amended And Restated Certificate Of Incorporation (incorporated herein by reference from Exhibit A to Registrant’s Definitive Information Statement on Schedule 14C filed with the SEC on January 10, 2007)

3.2	Amended and Restated By-Laws, adopted on January 10, 2006 (incorporated herein by reference from Exhibit 3-(II) to Registrant’s. Current Report on Form 8-K filed with the SEC on January 18, 2006)
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

4.5
2007 Stock Option/Stock Issuance Plan, effective on April 6, 2007 (incorporated herein by reference from Exhibit 10.1 to Registrant's Registration Statement on Form S-8 filed with the SEC on April 6, 2007)

4.6
Form of Note 1% Senior Unsecured Convertible Promissory Note, dated April 2, 2009 (incorporated herein by reference to Exhibit 4.1 from Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

4.7
Registration Rights Agreement, in connection with debt restructuring, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited and Keywin Holdings Limited. (incorporated herein by reference from Exhibit 4.2 Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

4.8	Network CN Inc. Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference from Exhibit 4.1 to Registrant's Current Report on Form S-8 filed with the SEC on July 30, 2010).
4.9
Form of Note 1% Senior Unsecured Convertible Promissory Note, dated April 2, 2012 (incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2012).

4.10
Network CN Inc. Second Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference from Exhibit 4.2 to Registrant's Current Report on Form S-8 filed with the SEC on October 12, 2012).

4.11
Network CN Inc. Third Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference from Exhibit 4.2 to Registrant's Current Report on Form S-8 filed with the SEC on January 16, 2014).

10.1
Registration Rights Agreement, dated November 19, 2007, by and among (i) Network CN Inc., Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited and Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P. (incorporated herein by reference from Exhibit 99.4 to Registrant's Current Report on Form 8-K filed with the SEC on November 26, 2007)

10.2
Note Exchange Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P. (incorporated herein by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on April , 2009)

10.3
Note Exchange and Option Agreement, dated April 2, 2009, between the Company and Keywin Holdings Limited. (incorporated herein by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.4
Letter Agreement and Termination of Investor Rights Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd., OZ Global Special Investments Master Fund, L.P. and Keywin Holdings Limited. (incorporated herein by reference from Exhibit 10.3 to Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.5
Employment Agreement, dated July 15, 2009, between the Company and Earnest Leung. (incorporated herein by reference from Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.6
Employment Agreement, dated July 15, 2009, between the Company and Godfrey Hui. (incorporated herein by reference from Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.7
Amendment No. 1 to Note Exchange and Option Agreement, dated July 1, 2009, between Keywin Holdings Limited and the Company. (incorporated herein by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.8
Amendment No. 2 to Note Exchange and Option Agreement dated September 30, 2009, between Keywin Holdings Limited and the Company. (incorporated herein by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009)

10.9
Amendment No. 3 to Note Exchange and Option Agreement, dated January 1, 2010, between Keywin Holdings Limited and the Company (incorporated herein by reference from Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2010)

10.10
Amendment No. 4 to Note Exchange and Option Agreement, dated September 30, 2010, between Keywin Holdings Limited and the Company (incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 8, 2010)

10.11
Amendment No. 5 to Note Exchange and Option Agreement, dated June 1, 2011, between Keywin Holdings Limited and the Company (incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)

10.12
Amendment No. 6 to Note Exchange and Option Agreement, dated December 30, 2011, between Keywin Holdings Limited and the Company (incorporated herein by reference from Exhibit 10.16 to the Registrant's Annual Report on Form 10-K filed with the SEC on April 16, 2012)

10.13
Amendment No. 7 to Note Exchange and Option Agreement, dated June 28, 2012, between Keywin Holdings Limited and the Company(incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

10.14
Amendment No.8 to Note Exchange and Option Agreement, dated December 28, 2012, between Keywin Holdings Limited and the Company (incorporated herein by reference from Exhibit 10.20 to the Registrant's Annual Report on Form 10-K filed with the SEC on May 10, 2013)

10.15
Amendment No.9 to Note Exchange and Option Agreement, dated December 31, 2013, between Keywin Holdings Limited and the Company (incorporated herein by reference from Exhibit 10.21 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2014)

10.16	Amendment No.10 to Note Exchange and Option Agreement, dated December 12, 2014, between Keywin Holdings Limited and the Company*
10.17
Lease Agreement, dated February 15, 2012, between NCN Group Management Limited and Leighton Property Company Limited (incorporated herein by reference from Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed with the SEC on April 16, 2012).

10.18
Exclusive Management Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Bona and Bona’s PRC shareholders, namely Mr Dayong Hao and Mr. Kaiyin Liu  (incorporated herein by reference from Exhibit 10.26 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.19
Exclusive Technology Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Bona and Bona’s PRC shareholders, namely Mr Dayong Hao and Mr. Kaiyin Liu  (incorporated herein by reference from Exhibit 10.27 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.20
Equity Pledge Agreement dated January 1, 2008, between Lianhe and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu (incorporated herein by reference from Exhibit 10.28 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.21
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

 * Filed herewith.

NETWORK CN INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of:
Network CN Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Network CN Inc. and its subsidiaries and variable interest entities (collectively referred to as the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2014.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred net losses of $2,484,932, $3,893,493 and $1,210,629 for the years ended December 31, 2014, 2013 and 2012 respectively.  Additionally, the Company used net cash in operating activities of $1,318,405, $680,424 and $582,753 for the years ended December 31, 2014, 2013 and 2012, respectively.  As of December 31, 2014, 2013 and 2012, the Company had a stockholders’ deficit of $9,329,190, $7,656,871 and $4,032,289, respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

UNION POWER HK CPA LIMITED

Certified Public Accountants

Hong Kong SAR

April 15, 2015

NETWORK CN INC.
CONSOLIDATED BALANCE SHEETS

		As of December 31,
	Note	2014	2013
ASSETS
Current Assets
Cash		$22,645	$111,889
Accounts receivable, net	4	11,926	759,977
Prepayments for advertising operating rights, net	5	-	-
Prepaid expenses and other current assets, net	6	151,571	333,360
Total Current Assets		186,142	1,205,226

Equipment, Net	7	38,528	83,160

TOTAL ASSETS		$224,670	$1,288,386

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	8	$4,524,112	$4,839,861
1% convertible promissory notes due 2014, net	9	-	4,064,412
Capital lease obligation	10	12,144	11,236
Total Current Liabilities		4,536,256	8,915,509

Non-Current Liabilities
1% convertible promissory note due 2016, net	9	5,000,000	-
Capital lease obligation, net of current portion	10	17,604	29,748
Total Non-Current Liabilities		5,017,604	29,748

TOTAL LIABILITIES		9,553,860	8,945,257

COMMITMENTS AND CONTINGENCIES	11

STOCKHOLDERS’ DEFICIT	12
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 400,000,000 shares authorized Shares issued and outstanding: 115,784,467 and 106,419,467 as of December 31, 2014 and 2013, respectively		115,784	106,419
Additional paid-in capital		123,160,438	122,359,290
Accumulated deficit		(134,308,106)	(131,823,174)
Accumulated other comprehensive income		1,702,694	1,700,594
TOTAL STOCKHOLDERS’ DEFICIT		(9,329,190)	(7,656,871)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$224,670	$1,288,386

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		For the Years Ended December 31,
	Note(s)	2014	2013	2012
REVENUES
Advertising services		$683,749	$891,366	$1,835,940

COST OF REVENUES
Cost of advertising services		(1,032,972)	(1,253,460)	(1,467,698)

GROSS (LOSS)/PROFIT		(349,223)	(362,094)	368,242

OPERATING EXPENSES
Selling and marketing		(52,977)	(90,215)	(267,595)
General and administrative		(795,840)	(1,367,090)	(2,092,180)
Gain from write-off of long-aged payables		-	-	34,804
Total Operating Expenses		(848,817)	(1,457,305)	(2,324,971)

LOSS FROM OPERATIONS		(1,198,040)	(1,819,399)	(1,956,729)

OTHER INCOME (EXPENSES), NET
Interest income		31	60	155
Gain on extinguishment of debt	9	-	-	1,877,594
Other income, net		7,959	36,305	10,740
Total Other Income (Expenses), Net		7,990	36,365	1,888,489

INTEREST AND OTHER DEBT-RELATED EXPENSES
Amortization of deferred charges and debt discount	9	(935,588)	(1,862,615)	(1,019,861)
Interest expense	8,9,10	(359,294)	(247,844)	(122,528)
Total Interest and Other Debt-Related Expenses		(1,294,882)	(2,110,459)	(1,142,389)

NET LOSS BEFORE INCOME TAXES		(2,484,932)	(3,893,493)	(1,210,629)
Income taxes	16	-	-	-
NET LOSS		(2,484,932)	(3,893,493)	(1,210,629)

OTHER COMPREHENSIVE GAIN/(LOSS)
Foreign currency translation gain/(loss)		2,100	(18,921)	(11,290)
Total other comprehensive gain/(loss)		2,100	(18,921)	(11,290)

COMPREHENSIVE LOSS		$(2,482,832)	$(3,912,414)	$(1,221,919)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	14	$(0.02)	$(0.04)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED *	14	115,047,825	105,253,782	96,895,329

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Share	Amount	Capital	Deficit	Income	Total
Balance as of January 31, 2011	96,504,467	$96,504	119,835,325	(126,719,052)	1,730,805	(5,056,418)
Stock-based compensation for stock granted to directors and officers for services			47,190	-	-	47,190
Issuance of stock for services rendered by consultants	7,100,000	7,100	470,900	-	-	478,000
Value of beneficial conversion feature of convertible note to common stock	-	-	3,598,452	-	-	3,598,452
Extinguishment of 1% convertible notes	-	-	(1,877,594)			(1,877,594)
Translation adjustment	-	-	-	-	(11,290)	(11,290)
Net loss for the year	-	-	-	(1,210,629)	-	(1,210,629)
Balance as of December 31, 2012	103,604,467	103,604	122,074,273	(127,929,681)	1,719,515	(4,032,289)
Stock-based compensation for stock granted to directors and officers for services	135,000	135	43,797	-	-	43,932
Issuance of stock for services rendered by consultants	2,680,000	2,680	241,220	-	-	243,900
Translation adjustment	-	-	-	-	(18,921)	(18,921)
Net loss for the year	-	-	-	(3,893,493)	-	(3,893,493)
Balance as of December 31, 2013	106,419,467	$106,419	$122,359,290	$(131,823,174)	$1,700,594	$(7,656,871)
Stock-based compensation for stock granted to/surrendered by directors and officers for services	(135,000)	(135)	5,048	-	-	4,913
Issuance of stock for services rendered by consultants	2,000,000	2,000	53,600	-	-	55,600
Issuance of stock for Private Placement	7,500,000	7,500	742,500			750,000
Translation adjustment	-	-	-	-	2,100	2,100
Net loss for the year	-	-	-	(2,484,932)	-	(2,484,932)
Balance as of December 31, 2014	115,784,467	$115,784	$123,160,438	$(134,308,106)	$1,702,694	$(9,329,190)

The accompanying notes are an integral part of the consolidated financial statements.

 NETWORK CN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,484,932)	$(3,893,493)	$(1,210,629)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization:
Equipment and intangible assets	43,831	106,497	259,479
Deferred charges and debt discount	935,588	1,862,615	1,019,861
Gain on extinguishment of debt	-	-	(1,877,594)
Stock-based compensation for service	80,764	287,832	525,190
(Gain) loss on disposal of equipment	(15,227)	68,900	14,258
Gain from write-off of long-aged payables	-	-	(34,804)
Changes in operating assets and liabilities:
Accounts receivable	748,051	(40,936)	(572,901)
Prepayments for advertising operating rights, net	-	587,011	(401,059)
Prepaid expenses and other current assets, net	181,789	(171,969)	32,033
Accounts payable, accrued expenses and other payables	(808,269)	585,119	1,663,413
Net cash used in operating activities	(1,318,405)	(608,424)	(582,753)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(14,268)	(1,719)	(170,314)
Proceeds from sales of equipment	30,126	412	3,194
Net cash provided by (used in) investing activities	15,858	(1,307)	(167,120)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement	750,000	-	-
Proceeds from directors’ loans	-	13,250	117,948
Proceeds from short-term loans	663,387	794,683	1,086,885
Proceeds from capital lease financing	-	-	57,692
Repayment of directors’ loans	(85,244)	(71,924)	(197,364)
Repayment of short-term loans	(105,874)	-	(345,128)
Repayment of capital lease obligation	(11,236)	(10,327)	(6,381)
Net cash provided by financing activities	1,211,033	725,682	713,652

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,270	(25,070)	(8,394)

NET (DECREASE) INCREASE IN CASH	(89,244)	90,881	(44,615)

CASH, BEGINNING OF YEAR	111,889	21,008	65,623

CASH, END OF YEAR	$22,645	$111,889	$21,008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$-	$-	$-
Interest	$296,736	$3,712	$33,331

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

NOTE 1          ORGANIZATION AND PRINCIPAL ACTIVITIES

Network CN Inc. was originally incorporated on September 10, 1993 in Delaware with headquarters in the Hong Kong Special Administrative Region of the People’s Republic of China (“PRC” or “China”).  Since August 2006, Network CN Inc., its subsidiaries and variable interest entities for which it is the primary beneficiary (collectively “NCN” or the “Company” “we”, “our” or “us”) has been principally engaged in the provision of out-of-home advertising in China through the operation of a network of roadside light emitting diode (“LED”) digital video panels, mega-size LED digital video billboards and light boxes in major cities.

Details of the Company’s principal subsidiaries and variable interest entities as of December 31, 2014 are described in Note 3 – Subsidiaries and Variable Interest Entities.

Going Concern

The Company has experienced recurring net losses of $2,484,932, $3,893,493 and $1,210,629 for the years ended December 31, 2014, 2013 and 2012 respectively. Additionally, the Company has net cash used in operating activities of $1,318,405, $608,424 and $582,753 for the years ended December 31, 2014, 2013 and 2012 respectively. As of December 31, 2014,2013 and 2012, the Company has stockholders’ deficit of $9,329,190, $7,656,871 and $4,032,298, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In response to current financial conditions, the Company has undergone a drastic cost-cutting exercise, including reduction of the Company’s workforce, office rentals and other general and administrative expenses. The Company has actively explored new prominent media projects in order to provide a wider range of media and advertising services and improve our financial performance.

The Company recently secured a new media project in China but the Company has not yet started to generate revenue from it. Co-operation agreements were signed for the media project. If the project can start to operate, the Company expects that the project will improve the Company’s future financial performance. The Company expects that the new project can generate positive cashflow.

In February 2014, the Company completed three private placements of 7.5 million shares of restricted common stock at $0.1 per share. The transaction took place with three investors and generated gross proceeds of $750,000 to help fund the Company’s operation. In March 2014, the Company and the holders of the 1% Convertible Promissory Notes agreed to extend the maturity date of the 1% Convertible Promissory Notes for a period of two years.

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

(D) Cash and Cash Equivalents

Cash includes cash on hand, cash accounts, and interest bearing savings accounts placed with banks and financial institutions. For the purposes of the statements of cash flow, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2014 and 2013, the Company had no cash equivalents.

(E) Allowance for Doubtful Debts

Allowance for doubtful debts is made against receivables to the extent they are considered to be doubtful to collection. Receivables in the consolidated balance sheet are stated net of such allowance. The Company records its allowance for doubtful debts based upon its assessment of various factors. The Company considers historical experience, the age of the receivable balances, the credit quality of its customers, current economic conditions, and other factors that may affect customers’ ability to pay to determine the level of allowance required.

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

(J) Convertible Promissory Notes and Warrants

1) Debt Restructuring and Issuance of 1% Convertible Promissory Note

On April 2, 2009, the Company issued 1% unsecured senior convertible promissory notes to the previous 3% convertible promissory note holders who agreed to cancel these 3% convertible promissory notes in the principal amount of $5,000,000 (including all accrued and unpaid interest thereon), and all of the warrants, in exchange for the 1% unsecured senior convertible promissory notes in the principal amount of $5,000,000. The 1% convertible promissory notes bore interest at 1% per annum, payable semi-annually in arrears, matured on April 1, 2012, and were convertible at any time into shares of the Company’s common stock at a fixed conversion price of $0.1163 per share, subject to customary anti-dilution adjustments. Pursuant to ASC Topic 470, Debt, the Company determined that the original convertible notes and the 1% convertible notes were with substantially different terms and hence the exchange was recorded as an extinguishment of original notes and issuance of new notes.

The Company determined the 1% convertible promissory notes to be conventional convertible instruments under ASC Topic 815, Derivatives and Hedging. Its embedded conversion option qualified for equity classification,. The embedded beneficial conversion feature was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The debt discount resulting from the allocation of proceeds to the beneficial conversion feature is amortized over the term of the 1% convertible promissory notes from the respective dates of issuance using the effective interest method.

2) Extension of 1% Convertible Promissory Note

The 1% convertible promissory notes matured on April 1, 2012 and on the same date, the Company and the note holders agreed to the following: 1) extension of the maturity date of the 1% convertible promissory notes for a period of two years and 2) modification of the 1% convertible promissory notes to be convertible at any time into shares of the Company’s common stock at a conversion price of $0.09304 per share, subject to customary anti-dilution adjustments. In all other respects not specifically mentioned, the terms of the 1% convertible promissory notes remain the same and are fully enforceable in accordance with their terms. Subsequently, the Company issued to the note holders new 1% convertible promissory notes with a maturity date of April 1, 2014. Pursuant to ASC Topic 470, the Company determined that the modification is substantially different and hence the modification was recorded as an extinguishment of notes and issuance of new notes. The Company allocated the amount of the reacquisition price to the repurchased beneficial conversion feature using the intrinsic value of that conversion feature at the extinguishment date and the residual amount was allocated to the convertible security. Thus, the Company recorded a gain on extinguishment of debt. The 1% Convertible Promissory Notes were scheduled to mature on April 1, 2014 and on March 12, 2014, the Company and the respective holders  agreed to extend the maturity date of the 1% Convertible Promissory Notes for a period of two years. In all other respects not specifically mentioned, the terms of the 1% Convertible Promissory Notes shall remain the same and shall be fully enforceable in accordance with its terms. Subsequently, the Company issued to the note holders new 1% convertible promissory notes which will mature on April 1, 2016. The Company allocated the amount of the reacquisition price to the repurchased beneficial conversion feature using the intrinsic value of that conversion feature at the extinguishment date and the residual amount was allocated to the convertible security. Thus, the Company recorded no gain or loss on extinguishment of debt.

The Company determined the modified new 1% convertible promissory notes to be conventional convertible instruments under ASC Topic 815. Its embedded conversion option qualified for equity classification. The embedded beneficial conversion feature was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The debt discount resulting from the allocation of proceeds to the beneficial conversion feature is amortized over the term of the new 1% convertible promissory notes from the respective dates of issuance using the effective interest method.

(K) Revenue Recognition

The Company recognizes revenue in the period when advertisements are either aired or published.

(L) Stock-based Compensation

The Company complies with ASC Topic 718, Compensation – Stock Compensation, using a modified prospective application transition method, which establishes accounting for stock-based awards in exchange for employee services. Under this application, the Company is required to record stock-based compensation expense for all awards granted. It requires that stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized as expense over the requisite services period.

Common stock, stock options and warrants issued to other than employees or directors in exchange for services are recorded on the basis of their fair value. In accordance with ASC Topic 505, Equity, the non-employee stock options or warrants are measured at their fair value by using the Black-Scholes option pricing model as of the earlier of the date at which a commitment for performance to earn the equity instruments is reached (“performance commitment date”) or the date at which performance is complete (“performance completion date”). The stock-based compensation expenses are recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Accounting for non-employee stock options or warrants which involve only performance conditions when no performance commitment date or performance completion date has occurred as of reporting date requires measurement at the equity instruments then-current fair value. Any subsequent changes in the market value of the underlying common stock are reflected in the expense recorded in the subsequent period in which that change occurs.

(M) Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Tax. Deferred tax assets and liabilities are provided for the future tax effects attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from items including tax loss carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or reversed. The expense or benefit related to adjusting deferred tax assets and liabilities as a result of a change in tax rates is recognized in income or loss in the period that includes the enactment date.

(N) Comprehensive Income (Loss)

The Company follows ASC Topic 220, Comprehensive Income, for the reporting and display of its comprehensive income (loss) and related components in the financial statements and thereby reports a measure of all changes in equity of an enterprise that results from transactions and economic events other than transactions with the shareholders. Items of comprehensive income (loss) are reported in both the consolidated statements of operations and comprehensive loss and the consolidated statement of stockholders’ deficit.

(O) Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed in accordance with ASC Topic 260, Earning per Share, by dividing the net income (loss) attributable to holders of common stock by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares including the dilutive effect of common share equivalents then outstanding.

The diluted net loss per common share is the same as the basic net loss per share for the years ended December 31, 2014, 2013 and 2012 as all potential common shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

(P) Operating Leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Payments made under operating leases are charged to the consolidated statements of operations on a straight-line basis over the lease period.

(Q) Capital Leases

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

(S) Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurements and Disclosure, defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

It establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It establishes three levels of inputs that may be used to measure fair value:

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

The Company engaged in the provision of out-of-home advertising in China. As of December 31, 2014 and 2013, one customer accounted for approximately 41% and 96% of its accounts receivable balances respectively. Due to the longstanding nature of its relationships with these customers and contractual obligations, the Company is confident that it will recover these amounts. The Company establishes an allowance for doubtful debts accounts upon its assessment of various factors. The Company considers historical experience, the age of the receivable balances, the credit quality of its customers, current economic conditions, and other factors that may affect customers’ ability to pay to determine the level of allowance required.

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

(V) Recent Accounting Pronouncements

In January 2014, the FASB has issued ASU 2014-06, Technical Corrections and Improvements Related to Glossary Terms. These amendments relate to glossary terms and cover a wide range of Topics in the Codification. These amendments are presented in four sections: 1) Deletion of Master Glossary Terms arising because of terms that were carried forward from source literature to the Codification but were not utilized in the Codification; 2) Addition of Master Glossary Term Links arising from Master Glossary terms whose links did not carry forward to the Codification; 3) Duplicate Master Glossary Terms arising from Master Glossary terms that appear multiple times in the Master Glossary with similar, but not identical, definitions; and 4) Other Technical Corrections Related to Glossary Terms arising from miscellaneous changes to update Master Glossary terms. The adoption of ASU 2014-06 did not have a material impact on our financial statements. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In January 2014, the FASB has issued ASU 2014-03, Derivatives and Hedging (Topic 815) — Accounting for Certain Receive-Variable Pay-Fixed Interest Rate Swaps—Simplified Hedge Accounting Approach. These amendments permit private companies (other than financial institutions) the option to use a simplified hedge accounting approach to account for interest rate swaps that are entered into for the purpose of converting variable-rate interest payments to fixed-rate payments. When a private company applies the simplified hedge accounting approach, the income statement charge for interest expense will be similar to the amount that would result if the company had directly entered into a fixed-rate borrowing instead of a variable-rate borrowing and an interest rate swap. Furthermore, the simplified hedge accounting approach provides a practical expedient to measuring the fair value of swaps by allowing the use of settlement value, which removes the consideration of nonperformance risk. A full retrospective approach or modified retrospective approach is allowed for transition. Disclosures for a change in accounting principle are required upon adoption. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In March 2014, the FASB has issued ASU 2014-07, Consolidation (Topic 810) — Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements. These amendments allow a private company to elect (when certain conditions exist) not to apply variable interest entity guidance to a lessor under common control. Instead, the private company would make certain disclosures about the lessor and leasing arrangement. A private company lessee could elect the alternative when: 1) The private company lessee and the lessor are under common control; 2) The private company lessee has a leasing arrangement with the lessor; 3) Substantially all of the activity between the private company lessee and the lessor is related to the leasing activities between those two companies; and 4) If the private company lessee explicitly guarantees or provides collateral for any obligation of the lessor related to the asset leased by the private company, then the principal amount of the obligation at inception does not exceed the value of the asset leased by the private company from the lessor. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In April 2014, the FASB has issued ASU 2014-08, Presentation of Financial Statements  (Topic 205) and Property, Plant, and Equipment (Topic 360) — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In May 2014, the FASB has issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) Identify the contract(s) with a customer. (2) Identify the performance obligations in the contract. (3) Determine the transaction price. (4) Allocate the transaction price to the performance obligations in the contract. (5) Recognize revenue when (or as) the entity satisfies a performance obligation. The Company has not determined the effect the adoption of the standard will have on its consolidated financial statements.

In June 2014, the FASB has issued ASU 2014-12, Compensation – Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The Company has not determined the effect the adoption of the standard will have on its consolidated financial statements.

In August 2014, the FASB has issued ASU 2014-13, Consolidation (Topic 810) - Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. The amendments in ASU 2014-13 provide an alternative to Topic 820, Fair Value Measurement, for measuring the financial assets and the financial liabilities of a consolidated collateralized financing entity to eliminate the difference in the fair value of the financial assets of a collateralized financing entity, as determined under GAAP, when they differ from the fair value of its financial liabilities even when the financial liabilities have recourse only to the financial assets. When the measurement alternative is elected, both the financial assets and the financial liabilities of the collateralized financing entity should be measured using the more observable of the fair value of the financial assets or the fair value of the financial liabilities. The amendments clarify that when the measurement alternative is elected, a reporting entity’s consolidated net income (loss) should reflect the reporting entity’s own economic interests in the collateralized financing entity, including: (1) changes in the fair value of the beneficial interests retained by the reporting entity, and (2) beneficial interests that represent compensation for services. The Company has not determined the effect the adoption of the standard will have on its consolidated financial statements.

In August 2014, the FASB has issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The Company has not determined the effect the adoption of the standard will have on its consolidated financial statements.

In November 2014, the FASB has issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in ASU 2014-16 do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The amendments in this ASU also clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (i.e., the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In December 2014, the FASB has issued ASU 2014-18, Business Combinations (Topic 805): Accounting for Identifiable Intangible Assets in a Business Combination. The amendments in ASU 2014-18 allow a private company that elects this accounting alternative to recognize or otherwise consider the fair value of intangible assets as a result of any in-scope transactions should no longer recognize separately from goodwill: (1) customer-related intangible assets unless they are capable of being sold or licensed independently from the other assets of the business, and (2) noncompetition agreements. An entity that elects the accounting alternative in ASU 2014-18 must adopt the private company alternative to amortize goodwill as described in ASU No. 2014-02, Intangibles—Goodwill and Other (Topic 350): Accounting for Goodwill. However, an entity that elects the accounting alternative in Update 2014-02 is not required to adopt the amendments in this ASU. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In January 2015, the FASB has issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The amendments in ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

NOTE 3                   SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal consolidated subsidiaries and variable interest entities as of December 31, 2014 were as follows:

Name	Place of Incorporation	Ownership/Control interest attributable to the Company	Principal activities
NCN Group Limited	BVI	100%	Investment holding
NCN Media Services Limited	BVI	100%	Investment holding
Business Boom Investments Limited	BVI	100%	Investment holding
Linkrich Enterprise Advertising and Investment Limited	Hong Kong	100%	Investment holding
Cityhorizon Limited	Hong Kong	100%	Investment holding
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
Crown Eagle Investment Limited	Hong Kong	100%	Dormant
Crown Winner International Limited	Hong Kong	100%	Investment holding
NCN Group (HK) Limited	Hong Kong	100%	Provision of advertising services
NCN Huamin Management Consultancy (Beijing) Company Limited	PRC	100%	Dormant
Huizhong Lianhe Media Technology Co., Ltd.	PRC	100%	Dormant
Beijing Huizhong Bona Media Advertising Co., Ltd.	PRC	100% (1)	Dormant
Xingpin Shanghai Advertising Limited	PRC	100% (1)	Provision of advertising services
Yi Gao Shanghai Advertising Limited	PRC	100%	Provision of advertising services
Chuanghua Shanghai Advertising Limited	PRC	100%	Provision of advertising services
Jiahe Shanghai Advertising Limited	PRC	100%	Provision of advertising services

Remarks:

1) Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.

NOTE 4                   ACCOUNTS RECEIVABLE, NET

 Accounts receivable, net as of December 31, 2014 and 2013 consisted of the following:

	2014	2013
Accounts receivable	$25,514	$773,611
Less: allowance for doubtful debts	(13,588)	(13,634)
Total	$11,926	$759,977
 For the years ended December 31, 2014, 2013 and 2012, the Company recorded no allowance for doubtful debts for accounts receivable.

NOTE 5                   PREPAYMENTS FOR ADVERTISING OPERATING RIGHTS, NET

Prepayments for advertising operating rights, net as of December 31, 2014 and 2013 were as follows:

	2014	2013
Gross carrying amount
Beginning	$648,082	$2,416,066
Addition	323,334	143,529
Write off	(965,861)	(1,991,176)
Translation adjustments	(5,555)	79,663
Total gross carrying amount	-	648,082

Accumulated amortization
Beginning	(648,082)	(1,834,076)
Transfer from accrued advertising operating rights fee	(323,334)	(79,058)
Amortization for the year	-	(668,547)
Write off	965,861	1,991,176
Translation adjustments	5,555	(57,577)
Total accumulated amortization	-	(648,082)

Prepayments for advertising operating rights, net	$-	$-

Total amortization expense of prepayments for advertising operating rights of the Company for the years ended December 31, 2014, 2013 and 2012 were $nil, $668,547 and $1,098,447 respectively. The amortization expense of prepayments for advertising operating rights was included as cost of advertising services on the consolidated statement of operations.

Provision for impairment

As the Company has incurred a continuous net loss, the Company performed an impairment review of its prepayments for advertising operating rights. The Company compared the carrying amount of the prepayments for advertising operating rights to the sum of the undiscounted cash flows expected to be generated. The Company determined their fair values using a discounted cash flow analysis if the carrying values exceeded undiscounted cash flows. Accordingly, the Company recorded no impairment loss for the years ended December 31, 2014, 2013 and 2012.

For the years ended December 31, 2014, 2013 and 2012, the Company recorded no write-off of provision for impairment losses against cost and accumulated amortization of certain prepayments for advertising operating rights.

NOTE 6                   PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of December 31, 2014 and 2013 were as follows:

	2014	2013
Deposit paid for media projects	$-	$195,677
Payments from customers withheld by a third party	1,568,151	1,524,481
Prepaid expenses	103,748	102,665
Rental and other deposits	45,449	36,932
Other receivables	4,525	244
Sub-total	1,721,873	1,859,999
Less: allowance for doubtful debts	(1,570,302)	(1,526,639)
Total	$151,571	$333,360

For the years ended December 31, 2014, 2013 and 2012, the Company recorded no allowance for doubtful debt for prepaid expenses and other current assets. The movement of allowance during the years presented were mainly due to the changes in exchange rates between US$ and Renminbi (“RMB”).

NOTE 7                 EQUIPMENT, NET

Equipment, net as of December 31, 2014 and 2013 consisted of the following:

	2014	2013
Office equipment	28,105	71,983
Furniture and fixtures	-	1,262
Motor vehicles	57,692	98,488
Leasehold improvement	12,809	64,192
Sub-Total	98,606	235,925
Less: accumulated depreciation	(60,078)	(152,765)
Total	$38,528	$83,160

Depreciation expenses for the years ended December 31, 2014, 2013 and 2012 amounted to $43,831, $106,497 and $259,479, respectively.

Provision for impairment

As the Company has continued to record net losses, it performed an impairment review of its equipment. The Company compared the carrying value of its equipment to the sum of the undiscounted cash flows expected to be generated. For those assets with carrying values exceeding projected undiscounted cash flows, the Company determined their fair values using a discounted cash flow analysis. Accordingly, the Company recorded no impairment loss for the years ended December 31, 2014, 2013 and 2012.

For the years ended December 31, 2014, 2013 and 2012, the Company recorded a write-off of provision for impairment losses against cost and accumulated amortization of equipment amounting to $nil, $nil and $2,705,239, respectively.

Pledge of Equipment

No equipment has been pledged by the Company.

NOTE 8               ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of December 31, 2014 and 2013 consisted of the following:

	2014	2013
Accrued advertising operating rights	$525,790	$1,222,004
Accrued staff benefits and related fees	1,237,128	1,032,593
Accrued professional fees	139,276	109,559
Directors’ loans (Note 13)	-	85,244
Accrued interest expenses	408,474	345,917
Other accrued expenses	79,077	381,187
Short-term loans 1)	2,093,953	1,536,440
Receipts in advance	10,834	117,829
Other payables	29,580	9,088
Total	$4,524,112	$4,839,861

1) As of December 31, 2014, the Company recorded an aggregated amount of $2,093,953 of short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and are repayable on demand or have due dates in 2015.

The interest expenses of the short-term loans for the years ended December 31, 2014, 2013 and 2012 amounted to $306,958, $194,126 and $69,677, respectively.

NOTE 9                CONVERTIBLE PROMISSORY NOTES AND WARRANTS

(1) Debt Restructuring and Issuance of 1% Convertible Promissory Notes

On November 19, 2007, the Company entered into a Note and Warrant Purchase Agreement, as amended (the “Purchase Agreement”) with Shanghai Quo Advertising Co. Ltd and affiliated investment funds of Och-Ziff Capital Management Group (the “Investors”) pursuant to which it agreed to issue in three tranches 3% Senior Secured Convertible Promissory Notes due June 30, 2011, in the aggregate principal amount of up to $50,000,000 (the “3% Convertible Promissory Notes”), and warrants to acquire an aggregate amount of 6,857,143 shares of the Company’s common stock (the “Warrants”). Between November 19 - 28, 2007, the Company issued 3% Convertible Promissory Notes in the aggregate principal amount of $15,000,000, Warrants to purchase shares of the Company’s common stock at $12.50 per share and Warrants to purchase shares of the Company’s common stock at $17.50 per share.  On January 31, 2008, the Company amended and restated the previously issued 3% Convertible Promissory Notes and issued to the Investors 3% Convertible Promissory Notes in the aggregate principal amount of $50,000,000 (the “Amended and Restated Notes”), Warrants to purchase shares of the Company’s common stock at $12.50 per share and Warrants to purchase shares of the Company’s common stock at $17.50 per share.  In connection with the Amended and Restated Notes, the Company entered into a Security Agreement, dated as of January 31, 2008 (the “Security Agreement”), pursuant to which the Company granted to the collateral agent for the benefit of the Investors, a first-priority security interest in certain of the Company’s assets, and 66% of the equity interest in the Company.

On April 2, 2009, the Company entered into a new financing arrangement with the previous holders of the Amended and Restated Notes (the “Note Holders”), and Keywin.

Pursuant to a note exchange and option agreement, dated April 2, 2009 (the “Note Exchange and Option Agreement”), between the Company and Keywin, Keywin exchanged its Amended and Restated Note in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 61,407,093 shares of the Company’s common stock and an option to purchase an aggregate of 24,562,837 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000 (the “Keywin Option”). The Keywin Option was originally exercisable for a three-month period which commenced on April 2, 2009, but pursuant to several subsequent amendments, the exercise period has been extended to a sixty-nine-month period ending on January 1, 2015, subject to the Company’s right to unilaterally terminate the exercise period upon 30 days’ written notice. As of December 31, 2014, the Keywin Option has not been exercised.

Pursuant to a note exchange agreement, dated April 2, 2009, among the Company and the Note Holders, the parties agreed to cancel their Amended and Restated Notes in the principal amount of $5,000,000 (including all accrued and unpaid interest thereon), and all of the warrants, in exchange for the Company’s issuance of the 1% unsecured senior convertible promissory notes due 2012 in the principal amount of $5,000,000 (the “1% Convertible Promissory Notes”). The 1% Convertible Promissory Notes bore interest at 1% per annum, were payable semi-annually in arrears, matured on April 1, 2012, and were convertible at any time by the holder into shares of the Company’s common stock at an initial conversion price of $0.1163 per share, subject to customary anti-dilution adjustments. In addition, in the event of a default, the holders will have the right to redeem the 1% Convertible Promissory Notes at 110% of the principal amount, plus any accrued and unpaid interest. The parties also agreed to terminate the Security Agreement and release all security interests arising out of the Purchase Agreement and the Amended and Restated Notes.

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

Gain on extinguishment of debt

Pursuant to ASC Topic 470, the Company allocated the amount of the reacquisition price to the repurchased beneficial conversion feature using the intrinsic value of that conversion feature at the extinguishment date and the residual amount was allocated to the convertible security. Thus, the Company recognized a gain on extinguishment of debt of $1,877,594 at the date of extinguishment and included in the statements of operations for the year ended December 31, 2012.

3) Extension of 1% Convertible Promissory Notes and Issuance of New 1% Convertible Promissory Notes in 2014

The 1% Convertible Promissory Notes were scheduled to mature on April 1, 2014 and on March 12, 2014, the Company and the respective holders agreed to extend the maturity date of the 1% Convertible Promissory Notes for a period of two years until April 1, 2016. In all other respects not specifically mentioned, the terms of the 1% Convertible Promissory Notes shall remain the same and shall be fully enforceable in accordance with its terms.

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

The following table details the accounting treatment of the convertible promissory notes:

	New 1% Convertible Promissory Notes, due in 2014	New 1% Convertible Promissory Notes, due in 2016	Total

Proceeds of new 1% convertible promissory notes	$5,000,000	$-	$5,000,000
Allocated intrinsic value of beneficial conversion feature	(3,598,452)	-	(3,598,452)
Amortization of debt discount for the year ended December 31, 2012	800,249	-	800,249
Net carrying value of convertible promissory notes as of December 31, 2012	2,201,797		2,201,797
Amortization of debt discount for the year ended December 31, 2013	1,862,615		1,862,615
Net carrying value of convertible promissory notes as of December 31, 2013	4,064,412	-	4,064,412
Amortization of debt discount for the year ended December 31, 2014	935,588	-	935,588
Repayment of 1% convertible promissory note	(5,000,000)	-	(5,000,000)
Proceeds of new 1% convertible promissory notes	-	5,000,000	5,000,000
Allocated intrinsic value of beneficial conversion feature	-	-	-
Net carrying value of convertible promissory notes as of December 31, 2014	$-	$5,000,000	$5,000,000

Amortization of Deferred Charges and Debt Discount

The amortization of deferred charges and debt discount for the year ended December 31, 2014 was as follows:

	Warrants	Conversion Features	Deferred Charges	Total
New 1% convertible promissory notes, due in 2016	$-	$-	$-	$-
New 1% convertible promissory notes, due in 2014	-	935,588	-	935,588
Total	$-	$935,588	$-	$935,588

The amortization of deferred charges and debt discount for the year ended December 31, 2013 was as follows:

	Warrants	Conversion Features	Deferred Charges	Total
New 1% convertible promissory notes, due in 2014	$-	$1,862,615	$-	$1,862,615
1% convertible promissory notes, due in 2012	-	-	-	-
Total	$-	$1,862,615	$-	$1,862,615

The amortization of deferred charges and debt discount for the year ended December 31, 2012 was as follows:

	Warrants	Conversion Features	Deferred Charges	Total
New 1% convertible promissory notes, due in 2014	$-	$800,249	$-	$800,249
1% convertible promissory notes, due in 2012	-	187,920	31,692	219,612
Total	$-	$988,169	$31,692	$1,019,861

Interest Expense

The following table details the interest expenses:
	Years Ended December 31,
	2014	2013	2012
New 1% convertible promissory notes, due in 2016	$37,397	$-	$-
New 1% convertible promissory notes, due in 2014	12,603	50,000	37,397
1% convertible promissory notes	-	-	12,603
Total	$50,000	$50,000	$50,000

NOTE 10                CAPITAL LEASE OBLIGATION

As of December 31, 2014, the gross amount of the motor vehicle under capital leases was $57,692. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payment as of December 31, 2014.

Fiscal years ending December 31,
2015	$13,846
2016	13,846
2017	4,616
Total minimum lease payments	32,308
Less: Amount representing interest	(2,560)
Present value of net minimum lease payment	29,748
Less: Current portion	(12,144)
Non-current portion	$17,604

NOTE 11                COMMITMENTS AND CONTINGENCIES

(A)	Commitments

Rental Lease Commitment

The Company’s existing rental leases do not contain significant restrictive provisions. The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases as of December 31, 2014:

Fiscal years ending December 31,
2015	$34,018
2016	11,339
Total	$45,357

Rental expense for the years ended December 31, 2014, 2013 and 2012 was $166,083, $183,365 and $205,299.

(B) Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. Set forth below is a description of certain loss contingencies as of December 31, 2014 and management’s opinion as to the likelihood of loss in respect of loss contingency.

On July 5, 2013, Yi Gao (Shanghai) Advertising Co. Ltd (“Yi Gao”), a wholly-owned subsidiary of the Group, received a notice from the People's Court of Huangpu District, Shanghai that Shanghai Shenpu Advertising Co. Ltd (“Shenpu”), as plaintiff, had initiated a contract dispute against Yi Gao seeking an aggregate of RMB1,807,215 (equivalent to approximately US$291,000 at the then-prevailing exchange rate) for unpaid rights fee, penalty and production costs. On August 7, 2013, Yi Gao received a court verdict from the People's Court of Huangpu District, Shanghai that Yi Gao is liable to repay the unpaid fee of RMB650,000, penalty and production costs. On August 26, 2013, Yi Gao submitted an appeal to People's Court of Huangpu District, Shanghai that the penalty calculated is not reasonable. On November 13, 2013, Yi Gao withdrew the appeal. As a result, Yi Gao is liable to pay an aggregate of RMB765,463 (equivalent to approximately US$124,870 at the then-prevailing exchange rate) to Shenpu. On February 19, 2014, Yi Gao paid RMB45,221 to Shenpu and the residual payables are recorded in the Accounts Payables of the Consolidated Balance Sheets.

 NOTE 12                STOCKHOLDERS’ DEFICIT

(A)	Stock, Options and Warrants Issued for Services

1. In August 2006, the Company issued a warrant to purchase up to 20,000 shares of restricted common stock to a consultant at an exercise price $3.50 per share. One-fourth of the shares underlying the warrant became exercisable every 45 days beginning from the date of issuance. The warrant remains exercisable until August 25, 2016. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions and estimates: expected dividend 0%, volatility 192%, a risk-free rate of 4.5% and an expected life of one (1) year. The value of the warrant recognized for the years ended December 31, 2014, 2013 and 2012 was $nil. As of December 31, 2014, none of the warrant was exercised.

2. In July 2011, the Board of Director granted an aggregate of 360,000 shares of common stock to the independent directors of the Company for their services rendered during the year from July 1, 2011 to June 30, 2012. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Ronald Lee, 120,000 shares; Gerald Godfrey, 120,000 shares; and Serge Choukroun, 120,000 shares. On November 8, 2011, the Board of Directors granted 75,000 shares of the common stock to the independent director, Charles Liu, for his service rendered during the period from November 16, 2011 to June 30, 2012. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil, $nil and $13,890 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 respectively.

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

4. In July 2012, the Board of Director granted an aggregate of 360,000 shares of common stock to the independent directors of the Company for their services rendered during the year from July 1, 2012 to June 30, 2013. Each independent director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Ronald Lee, 120,000 shares; Gerald Godfrey, 120,000 shares; and Charles Liu, 120,000 shares. Ronald Lee resigned from his position as a director of the Company effective on February 1, 2013. In connection with these stock grants, the Company recognized $nil, $11,100 and $33,300 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 respectively.

5. In September 2012, the Company entered into a financial public relations agreement with a consultant. Pursuant to the agreement, the consultant was granted 700,000 shares of common stock for the service rendered. The Company issued 100,000 shares and 600,000 shares of par value of $0.001 to the consultant for the years ended December 31, 2013 and 2012. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil, $12,000 and $88,000 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 respectively. In February 2013, the Company entered into a supplementary agreement to financial public relations agreement with the consultant. Pursuant to the supplementary agreement, the consultant was granted 2,500,000 shares of common stock for the service rendered. The Company issued 2,500,000 shares of par value of $0.001 to the consultant. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $219,900 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2013.

6. In December 2012, the Company entered into two consultancy agreements with two consultants. Pursuant to the agreements, these two consultants were granted 6,000,000 shares and 2,500,000 shares respectively for their services rendered. In December 2012, the Company issued 4,000,000 and 2,500,000 shares of par value of $0.001 each to these two consultants respectively. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $390,000 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2012.  In January 2014, the Company issued the remaining 2,000,000 shares of par value of $0.001 to one of the consultant. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $55,600 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operation for the year ended December 31, 2014.

7. In March 2013, the Company agreed to issue an aggregate of 135,000 shares of common stock to the independent director, Charles Liu as director’s fee from November 16, 2011 to December 31, 2012. In November 2014, the shares were cancelled.

8. In March 2013, the Company agreed to issue an aggregate of 80,000 shares of common stock to the legal counsel, for their services rendered during the period from January 1, 2013 to December 31, 2013. Such shares with par value of $0.001 each were issued to the legal counsel on March 27, 2013. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $12,000 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2013.

9. In August 2013, the Board of Directors granted an aggregate of 360,000 shares of common stock to the directors of the Company for their services rendered during the year from July 1, 2013 to June 30, 2014. Each director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Earnest Leung, 120,000 shares; Gerald Godfrey, 120,000 shares; and Charles Liu, 120,000 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $12,582, $12,582 and $nil of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2014, 2013 and 2012.

10. On February 24, 2014, the Company completed three private placements of 7,500,000 shares of restricted common stock at $0.1 per share. The transaction took place with three investors and generated gross proceeds of $750,000 for the year ended December 31, 2014.
11. In February 2015, the Board of Director granted an aggregate of 600,000 shares of common stock to the directors of the Company for their services rendered during the year from July 1, 2014 to June 30, 2015. Each director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Earnest Leung, 200,000 shares; Wong Wing Kong, 200,000 shares; and Shirley Cheng, 200,000 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $12,582, $nil and $nil of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2014, 2013 and 2012.

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

NOTE 13                RELATED PARTY TRANSACTIONS

Except as set forth below, during the years ended December 31, 2014, 2013 and 2012, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

In connection with debt restructuring in April 2009, a company of which the Company’s chief Executive officer and director (being appointed on July 15, 2009 and May 11, 2009 respectively) is the sole director, provided agency and financial advisory services to the Company. Accordingly, the Company paid an aggregate service fee of $350,000 of which $250,000 was recorded as issuance costs for 1% Convertible Promissory Notes and $100,000 was recorded as prepaid expenses and other current assets, net as of December 31, 2009. Such $100,000 is refundable unless Keywin Option is exercised and completed. As of December 31, 2014, $100,000 was recorded as prepaid expenses and other current assets.

On July 1, 2009, the Company and Keywin, of which the Company’s chief executive officer and director is the director and his spouse is the sole shareholder, entered into an Amendment, pursuant to which the Company agreed to extend the exercise period for the Keywin Option under the Note Exchange and Option Agreement between the Company and Keywin, to purchase an aggregate of 24,562,837 shares of our common stock for an aggregate purchase price of $2,000,000, from a three-month period ended on July 1, 2009, to a six-month period ended October 1, 2009. The exercise period for the Keywin option was subsequently further extended to a nine-month period ended January 1, 2010, pursuant to the Second Amendment. On January 1, 2010, the Company and Keywin entered into the third Amendment, pursuant to which the Company agreed to further extend the exercise period to an eighteen-month period ended on October 1, 2010, and provide the Company with the right to unilaterally terminate the exercise period upon 30 days’ written notice. On September 30, 2010, the exercise price was extended at various times from September 1, 2010 to December 31, 2014, the latest exercise period for the Keywin Option was further extended to a eighty-one-month period ending on January 1, 2016 and the exercise price changed to $0.066..

During the years ended December 31, 2014, 2013 and 2012, the Company received loans of $nil, $13,250 and $117,948 from its directors and repaid $85,244, $71,924 and $197,364 to its directors respectively. As of December 31, 2014 and 2013, the Company recorded an amount of $nil and $85,244 payable to directors. Such payable was included in accounts payable, accrued expenses and other payables on the consolidated balance sheets. The amount is unsecured, bears no interest and repayable on demand.

During the year ended December 31, 2012, the Company purchased a motor vehicle from a director for HKD450,000 (equivalent to $57,692).

NOTE 14                NET LOSS PER COMMON SHARE

Net loss per share information for the years ended December 31, 2014, 2013 and 2012 was as follows:

	2014	2013	2012
Numerator:
Net loss attributable to NCN common stockholders	$(2,484,932)	$(3,893,493)	$(1,210,629)
Denominator :
Weighted average number of shares outstanding, basic	115,047,825	105,253,782	96,895,329
Effect of dilutive securities	-	-	-
Options and warrants	-	-	-
Weighted average number of shares outstanding, diluted	115,047,825	105,253,782	96,895,329

Net loss per common share – basic and diluted	$(0.02)	$(0.04)	$(0.01)

The diluted net loss per common share is the same as the basic net loss per common share for the years ended December 31, 2014, 2013 and 2012 as the ordinary shares issuable under stock options and warrants outstanding are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. The securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because of anti-dilutive effect as of December 31, 2014, 2013 and 2012 were summarized as follows:

	2014	2013	2012
Potential common equivalent shares:
Stock warrants for services (1)	-	-	-
Conversion feature associated with convertible promissory notes to common stock	-	53,740,327	53,740,327
Common stock to be granted to directors executives and employees for services (including non-vested shares)	-	-	-
Common stock to be granted to consultants for services (including non-vested shares)	20,000	20,000	20,000
Stock options granted to Keywin	1,195,726	3,417,015	11,378,730
Total	1,215,726	57,177,342	65,139,057
Remarks:

(1)
As of December 31, 2014, the number of potential common equivalent shares associated with warrants issued for services was nil, which was related to a warrant to purchase 20,000 shares of common stock issued by the Company to a consultant in 2006 for service rendered at an exercise price of $3.50, which will expire in August 2016.

NOTE 15               BUSINESS SEGMENTS FROM CONTINUING OPERATIONS

The Company operates in one single business segment: Media Network, providing out-of home advertising services.

Geographic Information

The Group operates in the PRC and all of the Company’s long lived assets are located in the PRC.

Major Customers

An analysis of percentage of advertising sales to major customers is as follows:
	2014	2013	2012
Customer A	67%	67%	8%
Customer B	16%	-	-
Customer C	-	-	12%
Customer D	-	-	11%
Customer E	-	-	10%

NOTE 16                INCOME TAXES

Income is subject to taxation in various countries in which the Company and its subsidiaries operate or are incorporated. The (income) loss before income taxes by geographical locations for the years ended December 31, 2014, 2013 and 2012 were summarized as follows:

	2014	2013	2012
United States	$1,241,366	$2,365,336	$(19,538)
Foreign	1,243,566	1,528,157	1,230,167
	$2,484,932	$3,893,493	$1,210,629

Income tax expenses by geographical locations for the years ended December 31, 2014, 2013 and 2012 were summarized as follows:

	2014	2013	2012
Current
United States	$-	$-	$-
Foreign	-	-	-
	$-	$-	$-
Deferred
United States	$-	$-	$-
Foreign	-	-	-
	$-	$-	$-

The reconciliation of the effective income tax of the Company to the U.S. federal statutory rate was as follows:

	2014	2013	2012
Expected income tax benefit	$844,877	$1,323,788	$411,614
Operating loss carried forward	(103,965)	(170,925)	(295,762)
Nondeductible income (expenses)	(318,100)	(633,290)	302,405
Tax effect on foreign income which is not subject to U.S. federal corporate income tax rate of 34%	(422,812)	(519,573)	(418,257)
	$-	$-	$-

An analysis of the Company’s deferred tax liabilities and deferred tax assets as of December 31, 2014, 2013 and 2012 was as follows:

	2014	2013	2012
Deferred tax assets:
Effect of net operating loss carried forward	$8,333,661	$8,229,696	$8,058,771
Less: valuation allowance	(8,333,661)	(8,229,696)	(8,058,771)
Net deferred tax assets	$-	$-	$-

The Company provided a full valuation allowance against the deferred tax assets as of December 31, 2014, 2013 and 2012 due to the uncertainty surrounding the realizability of these benefits in future tax returns.

NOTE 17                SUBSEQUENT EVENT

In February 2015, the Board of Directors granted an aggregate of 600,000 shares of common stock to the directors of the Company for their services rendered during the year from July 1, 2014 to June 30, 2015. Each director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Earnest Leung, 200,000 shares; Wong Wing Kong, 200,000 shares; and Shirley Cheng, 200,000 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $12,582, $nil and $nil of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2014, 2013 and 2012.