Form 10-Q
period 2015-03-31
NETWORK CN INC
filed 2015-05-14
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 14, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	120,628,217

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NETWORK CN INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Note	As of March 31, 2015	As of December 31, 2014
ASSETS
Current Assets
Cash		$7,395	$22,645
Accounts receivable, net	5	11,878	11,926
Prepaid expenses and other current assets, net	6	112,574	151,571
Total Current Assets		131,847	186,142

Equipment, Net		33,363	38,528

TOTAL ASSETS		$165,210	$224,670

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	7	$4,653,340	$4,524,112
Capital lease obligation	8	12,371	12,144
Total Current Liabilities		4,665,711	4,536,256

Non-Current Liabilities
1% convertible promissory note due 2016, net	9	5,000,000	5,000,000
Capital lease obligation, net of current portion	8	14,426	17,604
Total Non-Current Liabilities		5,014,426	5,017,604

TOTAL LIABILITIES		9,680,137	9,553,860

COMMITMENTS AND CONTINGENCIES	10

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 400,000,000 shares authorized Shares issued and outstanding: 116,628,217 and 115,784,467 as of March 31, 2015 and December 31, 2014, respectively		116,628	115,784
Additional paid-in capital		123,217,913	123,160,438
Accumulated deficit		(134,555,923)	(134,308,106)
Accumulated other comprehensive income		1,706,455	1,702,694
TOTAL STOCKHOLDERS’ DEFICIT	11	(9,514,927)	(9,329,190)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$165,210	$224,670

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

		Three Months Ended
	Note	March 31, 2015	March 31, 2014
REVENUES
Advertising services		$-	$244,002

COST OF REVENUES		-
Cost of advertising services		-	(428,992)

GROSS LOSS		-	(184,990)

OPERATING EXPENSES
Selling and marketing		-	(22,068)
General and administrative		(138,319)	(335,316)
Total Operating Expenses		(138,319)	(357,384)

LOSS FROM OPERATIONS		(138,319)	(542,374)

OTHER INCOME
Sundry income		-	1,731
Interest income		1	18
Total Other Income		1	1,749

INTEREST AND OTHER DEBT-RELATD EXPENSES
Amortization of deferred charges and debt discount	9	-	(927,595)
Interest expense	7, 8&9	(109,499)	(82,546)
Total Interest and Other Debt-Related Expenses		(109,499)	(1,010,141)

NET LOSS BEFORE INCOME TAXES		(247,817)	(1,550,766)
Income taxes		-	-
NET LOSS		$(247,817)	$(1,550,766)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain		3,761	6,999
Total Other Comprehensive Income gain		3,761	6,999

COMPREHENSIVE LOSS		$(244,056)	$(1,543,767)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	13	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	13	115,803,217	111,602,385

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

	Three Months Ended
	March 31, 2015	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(247,817)	$(1,550,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:
Equipment	5,124	11,081
Deferred charges and debt discount	-	927,595
Stock-based compensation for service	11,069	61,891
Loss on disposal of equipment	-	881
Changes in operating assets and liabilities:
Accounts receivable, net	-	(91,831)
Prepaid expenses and other current assets, net	38,997	(19,321)
Accounts payable, accrued expenses and other payables	75,709	(3,841)
Net cash used in operating activities	(116,918)	(664,311)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(717)
Proceeds from sales of equipment	-	-
Net cash used in investing activities	-	(717)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placements	-	600,000
Proceeds from short-term loan	100,769	98,115
Repayment of short-term loan	-	(105,874)
Repayment of director’s loan	-	(35,161)
Repayment of capital lease obligation	(2,951)	(2,724)
Net cash provided by financing activities	97,818	554,356

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,850	7,139

NET DECREASE IN CASH	(15,250)	(103,533)

CASH, BEGINNING OF PERIOD	22,645	111,889

CASH, END OF PERIOD	$7,395	$8,356

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest paid	$511	$738

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

The unaudited condensed consolidated financial statements for the three months ended March 31, 2015 and 2014 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair presentation of financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with the Securities and Exchange Commission on April 15, 2015.

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

Details of the Company’s principal subsidiaries and variable interest entities as of March 31, 2015 are described in Note 4 – Subsidiaries and Variable Interest Entities.

Going Concern

The Company has experienced recurring net losses of $247,817 and $1,550,766 for the three months ended March 31, 2015 and 2014, respectively. Additionally, the Company has net cash used in operating activities of $116,918 and $664,311 for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, the Company has stockholders’ deficit of $9,514,927 and $9,329,190, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

In response to current financial conditions, the Company has undergone a drastic cost-cutting exercise, including reduction of the Company’s workforce, office rentals and other general and administrative expenses. The Company has actively explored new prominent media projects in order to provide a wider range of media and advertising services and improve our financial performance.

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

(D) Cash and Cash Equivalents

Cash includes cash on hand, cash accounts, and interest bearing savings accounts placed with banks and financial institutions. For the purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2015 and December 31, 2014, the Company had no cash equivalents.

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

The diluted net loss per share is the same as the basic net loss per share for the three months ended March 31, 2015 and 2014, as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

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

The Company engaged in the provision of out-of-home advertising in China. As of March 31, 2015 and December 31, 2014, one customer accounted for approximately 88% and 97% of its accounts receivable balances respectively. Due to the longstanding nature of its relationships with these customers and contractual obligations, the Company is confident that it will recover these amounts. The Company establishes an allowance for doubtful debts accounts upon its assessment of various factors. The Company considers historical experience, the age of the receivable balances, the credit quality of its customers, current economic conditions, and other factors that may affect customers’ ability to pay to determine the level of allowance required.

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

In August 2014, the FASB has issued ASU 2014-13, Consolidation (Topic 810) - Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. The amendments in ASU 2014-13 provide an alternative to Topic 820, Fair Value Measurement, for measuring the financial assets and the financial liabilities of a consolidated collateralized financing entity to eliminate the difference in the fair value of the financial assets of a collateralized financing entity, as determined under GAAP, when they differ from the fair value of its financial liabilities even when the financial liabilities have recourse only to the financial assets. When the measurement alternative is elected, both the financial assets and the financial liabilities of the collateralized financing entity should be measured using the more observable of the fair value of the financial assets or the fair value of the financial liabilities. The amendments clarify that when the measurement alternative is elected, a reporting entity’s consolidated net income (loss) should reflect the reporting entity’s own economic interests in the collateralized financing entity, including: (1) changes in the fair value of the beneficial interests retained by the reporting entity, and (2) beneficial interests that represent compensation for services. The Company has determined that there was no impact from the adoption of the standard.

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

In February 2015, the FASB has issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in ASU 2015-02 are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification™ and improves current GAAP by (1) placing more emphasis on risk of loss when determining a controlling financial interest, (2) reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE) and (3) changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In April 2015, the FASB has issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In April 2015, the FASB has issued ASU 2015-06, Earnings per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions. The amendments in ASU 2015-06 specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In May 2015, the FASB has issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The amendments in ASU 2015-07 remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

NOTE 4.                   SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal subsidiaries and variable interest entities as of March 31, 2015 were as follows:
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

Remarks:

1) Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.

NOTE 5.               ACCOUNTS RECEIVABLE, NET

Accounts receivable, net as of March 31, 2015 and December 31, 2014 were as follows:

	As of March 31, 2015	As of December 31, 2014
Accounts receivable	$16,151	$25,514
Less: allowance for doubtful debts	(4,273)	(13,588)
Total	$11,878	$11,926

The Company recorded no allowance for doubtful debts for accounts receivables for the three months ended March 31, 2015 and 2014.

NOTE 6.               PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of March 31, 2015 and December 31, 2014 were as follows:

	As of March 31, 2015	As of December 31, 2014
Payments from customers withheld by a third party	$1,561,842	$1,568,151
Prepaid expenses	103,849	103,748
Rental and other deposits	8,725	45,449
Other receivables	-	4,525
Sub-total	1,674,416	1,721,873
Less: allowance for doubtful debts	(1,561,842)	(1,570,302)
Total	$112,574	$151,571

The Company recorded no allowance for doubtful debts for prepaid expenses and other current assets for the three months ended March 31, 2015 and 2014.

NOTE 7.               ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of March 31, 2015 and December 31, 2014 were as follows:

	As of March 31, 2015	As of December 31, 2014
Accrued advertising operating rights	$523,675	$525,790
Accrued staff benefit and related fees	1,205,571	1,237,128
Accrued professional fees	124,696	139,276
Accrued interest expenses	517,462	408,474
Other accrued expenses	46,930	79,077
Short-term loans 1)	2,194,722	2,093,953
Receipts in advance	10,791	10,834
Other payables	29,493	29,580
Total	$4,653,340	$4,524,112

1) As of March 31, 2015, the Company recorded an aggregated amount of $2,194,722 short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on due date. As of the date of this report, those loans have not yet been repaid.

The interest expenses of the short-term loans for the three months ended March 31, 2015 and 2014 were $96,659 and $69,479, respectively.

NOTE 8.	CAPITAL LEASE OBLIGATION

As of March 31, 2015, the gross amount of the motor vehicle under capital leases was $57,692. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payment as of March 31, 2015.

Fiscal years ending December 31,
2015	10,385
2016	13,846
2017	4,615
Total minimum lease payments	28,846
Less: Amount representing interest	(2,049)
Present value of net minimum lease payment	26,797
Less: Current portion	(12,371)
Non-current portion	$14,426

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

2) Extension of 1% Convertible Promissory Notes and Issuance of New 1% Convertible Promissory Notes

The 1% Convertible Promissory Notes matured on April 1, 2012 and on the same date, the Company and the Note Holders agreed to the following: (1) extension of the maturity date of the 1% Convertible Promissory Notes for a period of two years and (2) modification of the 1% Convertible Promissory Notes to be convertible at any time into shares of the Company’s common stock at a conversion price of $0.09304 per share, subject to customary anti-dilution adjustments. In all other respects not specifically mentioned, the terms of the 1% Convertible Promissory Notes shall remain the same and shall be fully enforceable in accordance with its terms. Subsequently, the Company issued new 1% convertible promissory notes (the “New 1% Convertible Promissory Notes”) to the Note Holders. The New 1% Convertible Promissory Notes bear interest at 1% per annum, are payable semi-annually in arrears, mature on April 1, 2016, and are convertible at any time by the Note Holders into shares of the Company’s common stock at an initial conversion price of $0.09304 per share, subject to customary anti-dilution adjustments. In addition, in the event of a default, the Note Holders will have the right to redeem the New 1% Convertible Promissory Notes at 110% of the principal amount, plus any accrued and unpaid interest.

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

No gain or loss on extinguishment of debt

Pursuant to ASC Topic 470-20-40-3, the Company allocated the amount of the reacquisition price to the repurchased beneficial conversion feature using the intrinsic value of that conversion feature at the extinguishment date and the residual amount was allocated to the convertible security. Thus, the Company recognized no gain or loss on extinguishment of debt at the date of extinguishment for the year ended December 31, 2014.

Convertible promissory notes, net as of March 31, 2015 and December 31, 2014 were as follows:

	As of March 31, 2015	As of December 31, 2014
Gross carrying value	$5,000,000	$5,000,000
Less: Allocated intrinsic value of beneficial conversion feature	-	-
Add: Accumulated amortization of debt discount	-	-
	5,000,000	5,000,000
Less: Current portion	-	-
Non-current portion	$5,000,000	$5,000,000

The amortization of deferred charges and debt discount for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Conversion Features	$-	$927,595
Deferred Charges	-	-
Total	$-	$927,595

Interest Expense

The interest expenses of the 1% Convertible Promissory Notes for the three months ended March 31, 2015 and 2014 were $12,329 and $12,329, respectively.

NOTE 10.                      COMMITMENTS AND CONTINGENCIES

(A) Commitments

1. Rental Lease Commitment

The Company’s existing rental leases do not contain significant restrictive provisions. The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases as of March 31, 2015:

Nine months ending December 31, 2015	$25,568
Fiscal years ending December 31,
2015	25,568
2016	11,364
Total	$36,932

Rental expenses for the three months ended March 31, 2015 and 2014 were $8,734 and $42,322, respectively.

3. Capital commitments

As of March 31, 2015, the Company had commitments for capital expenditures in connection with construction of roadside advertising panels and mega-size advertising panels as well as the leasehold improvement of approximately $29,000.

(B) Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. Set forth below is a description of certain loss contingencies as of March 31, 2015 and management’s opinion as to the likelihood of loss in respect of loss contingency.

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

NOTE 11.                  STOCKHOLDERS’ DEFICIT

(A)  Stock, Options and Warrants Issued for Services

1. In August 2006, the Company issued a warrant to purchase up to 20,000 shares of restricted common stock to a consultant at an exercise price $3.50 per share. One-fourth of the shares underlying the warrant became exercisable every 45 days beginning from the date of issuance. The warrant remains exercisable until August 25, 2016. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as with the following assumptions and estimates: expected dividend 0%, volatility 192%, a risk-free rate of 4.5% and an expected life of one (1) year. The value of the warrant recognized for the three months ended March 31, 2015 and 2014 were $nil. As of March 31, 2015, none of the warrant was exercised.

2. In March 2013, the Company agreed to issue an aggregate of 135,000 shares of common stock to the independent director, Charles Liu as director’s fee from November 16, 2011 to December 31, 2012. In November 2014, the shares were cancelled.

3. In December 2012, the Company entered into two consultancy agreements with two consultants. Pursuant to the agreements, these two consultants were granted 6,000,000 shares and 2,500,000 shares respectively for their services rendered. In December 2012, the Company issued 4,000,000 and 2,500,000 shares of par value of $0.001 each to these two consultants respectively. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $390,000 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2012.  In January 2014, the Company issued the remaining 2,000,000 shares of par value of $0.001 to one of the consultant. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $53,600 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended March 31, 2014.

4. In August 2013, the Board of Directors granted an aggregate of 360,000 shares of common stock to the directors of the Company for their services rendered during the year from July 1, 2013 to June 30, 2014. Each director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Earnest Leung, 120,000 shares; Gerald Godfrey, 120,000 shares; and Charles Liu, 120,000 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $6,291 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended March 31, 2014.

5. On February 24, 2014, the Company completed three private placements of 7,500,000 shares of restricted common stock at $0.1 per share. The transaction took place with three investors and received gross proceeds of $750,000 during the year ended December 31, 2014.

6. In February 2015, the Company agreed to issue an aggregate of 843,750 shares of common stock to the independent director, Charles Liu as director’s fee from November 16, 2011 to June 30, 2014.

7. In February 2015, the Board of Director granted an aggregate of 600,000 shares of common stock to the directors of the Company for their services rendered during the year from July 1, 2014 to June 30, 2015. Each director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Earnest Leung, 200,000 shares; Wong Wing Kong, 200,000 shares; and Shirley Cheng, 200,000 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $11,069 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended March 31, 2015.

NOTE 12.                  RELATED PARTY TRANSACTIONS

Except as set forth below, during the three months ended March 31, 2015 and 2014, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

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

On July 1, 2009, the Company and Keywin, of which the Company’s chief executive officer and director is the director and his spouse is the sole shareholder, entered into an Amendment, pursuant to which the Company agreed to extend the exercise period for the Keywin Option under the Note Exchange and Option Agreement between the Company and Keywin, to purchase an aggregate of 24,562,837 shares of our common stock for an aggregate purchase price of $2,000,000, from a three-month period ended on July 1, 2009, to a six-month period ended October 1, 2009. The exercise period for the Keywin option was subsequently further extended to a nine-month period ended January 1, 2010, pursuant to the Second Amendment. On January 1, 2010, the Company and Keywin entered into the third Amendment, pursuant to which the Company agreed to further extend the exercise period to an eighteen-month period ended on October 1, 2010, and provide the Company with the right to unilaterally terminate the exercise period upon 30 days’ written notice. On September 30, 2010, the exercise price was extended at various times from September 1, 2010 to December 31, 2014, the latest exercise period for the Keywin Option was further extended to a eighty-one-month period ending on January 1, 2016 and the exercise price changed to $0.066.

During the three months ended March 31, 2014, the Company repaid loans of $35,161 to its director. As of March 31, 2015 and December 31, 2014, the Company recorded an amount of $nil payable to director.

NOTE 13.                  NET LOSS PER COMMON SHARE

Net loss per common share information for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Numerator:
Net loss attributable to NCN common stockholders	$(247,817)	$(1,550,766)
Denominator:
Weighted average number of shares outstanding, basic	115,803,217	111,602,385
Effect of dilutive securities	-	-
Options and warrants	-	-
Weighted average number of shares outstanding, diluted	115,803,217	111,602,385

Net loss per common share – basic and diluted	$(0.00)	$(0.01)

The diluted net loss per common share is the same as the basic net loss per common share for the three months ended March 31, 2015 and 2014 as all potential common shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. The securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because of anti-dilutive effect as of March 31, 2015 and 2014 were summarized as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Potential common equivalent shares:
Stock warrants for services*	-	-
Conversion feature associated with convertible promissory notes to common stock	-	-
Common stock to be granted to consultants for services (including non-vested shares)	20,000	20,000
Stock options granted to Keywin	-	470,917
Total	20,000	490,917

Remarks: * As of March 31, 2015, the number of potential common equivalent shares associated with warrants issued for services was nil, which was related to a warrant to purchase 20,000 shares of common stock issued by the Company to a consultant in 2006 for service rendered at an exercise price of $3.50, which will expire in August 2016.

NOTE 14.           BUSINESS SEGMENTS

The Company operates in one single business segment: Media Network, providing out-of home advertising services.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe”, “expect”, “anticipate”, “project”, “targets”, “optimistic”, “intend”, “aim”, “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to our potential inability to raise additional capital; changes in domestic and foreign laws, regulations and taxes; uncertainties related to China’s legal system and economic, political and social events in China; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks”; changes in economic conditions, including a general economic downturn or a downturn in the securities markets; and any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for fiscal year ended December 31, 2014 and subsequent SEC filings. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

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

Total advertising revenues were $nil and $244,002 for the three months ended March 31, 2015 and 2014, respectively and we have net loss of $247,817 and $1,550,766 for the three months ended March 31, 2015 and 2014, respectively. Our results of operations were negatively affected by a variety of factors, which led to less than expected revenues and cash inflows during the fiscal year 2014, including the following:

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

For more information relating to our business, please refer to Part I, “Item 1 - Business” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Recent Development

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

Comparison of Three Months Ended March 31, 2015 and March 31, 2014

Revenues – Our revenues consist primarily of income from out-of-home advertising panels. We recognize revenue in the period when advertisements are displayed. Revenues from advertising services for the three months ended March 31, 2015 were $nil, as compared to $244,002 for the corresponding prior year period. The decrease was attributed to the termination of two media advertising projects in Shanghai and Zuhai in June 2014 and September 2014, respectively.

Cost of Revenues – Cost of revenues primarily consists of fees to obtain rights to operate advertising panels and other miscellaneous expenses. Cost of revenues for the three months ended March 31, 2015 was $nil, a decrease of 100% as compared to $428,992 for the three months ended March 31, 2014. The decrease was mainly due to the termination of two media advertising projects.

Gross Loss – Our gross loss for the three months ended March 31, 2015 was $nil, as compared to gross loss of $184,990 for the corresponding prior year period. The decrease was mainly due to the termination of two media advertising projects.

Selling and Marketing Expenses – Selling and marketing expenses primarily consist of advertising and other marketing related expenses, compensation and related expenses for personnel engaged in sales and sales support functions. Selling and marketing expenses for the three months ended March 31, 2015 decreased by 100% to $nil, as compared to $22,068 for the corresponding prior period.  The decrease was mainly due to the termination of two media advertising projects.

General and Administrative Expenses – General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, stock-based compensation expense for stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718, employee bonuses and other staff welfare and benefits, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses). General and administrative expenses for the three months ended March 31, 2015 decreased by 59% to $138,319, as compared to $335,316 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to a decrease in consultancy fee and decrease in rent, rate and management fee.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the three months ended March 31, 2015 increased to $109,499, or by 90%, as compared to $1,010,141 for the corresponding prior year period.  The decrease was mainly due to the decrease in amortization of deferred charges and debt discount, such increase was as a result of extension of convertible promissory notes in April 2014.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended March 31, 2015 and 2014, because the Company and all of its subsidiaries and variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $247,817 for the three months ended March 31, 2015, a decrease of 84%, as compared to a net loss of $1,550,766 for the corresponding prior year period. The decrease in net loss was driven by several factors, including the decrease in revenues and general and administrative expenses and interest expense and other debt-related expenses as more particularly described above.

Liquidity and Capital Resources

As of March 31, 2015, we had cash of $7,395, as compared to $22,645 as of December 31, 2014, a decrease of $15,250. The decrease was mainly attributable to the cash used in operating activities as a result of delay of collection of accounts receivable and decreased receipts in advance from customers during the current quarter offset by the cash provided by short-term loans.

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31, 2015	March 31, 2014
Net cash used in operating activities	$(116,918)	$(664,311)
Net cash used in investing activities	-	(717)
Net cash provided by financing activities	97,818	554,356
Effect of exchange rate changes on cash	3,850	7,139
Net decrease in cash	(15,250)	(103,533)
Cash, beginning of period	22,645	111,889
Cash, end of period	$7,395	$8,356

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2015 was $116,918, as compared to net cash used in operating activities amounting to $664,311 for the corresponding prior year period. This was mainly attributable to decrease in fees for advertising operating rights prepaid to suppliers, payment of short term loan interest and decreased receipts in advance from customers during the three months ended March 31, 2015.

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

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2015 was $nil, as compared to net cash provided by investing activities $nil for the corresponding prior year period with no significant changes.

Financing Activities

Net cash provided by financing activities was $97,818 for the three months ended March 31, 2015, as compared to $554,356 for the corresponding prior year period. The decrease was mainly due to receipts from private placement for financing our operations during the three months ended March 31, 2014.

Short-term Loan

As of March 31, 2015, the Company recorded an aggregated amount of $2,194,722 short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. Up to the date of this report, those loans have not yet been repaid.

Advertising Operating Rights Fees

Advertising operating rights fees are the major cost of our advertising revenue. To maintain the advertising operating rights, we are required to pay advertising operating rights fees in accordance with payment terms set forth in contracts we entered into with various parties. These parties generally require us to prepay advertising operating rights fees for a period of time. The details of our advertising operating rights fees as of March 31, 2015 and 2014 were as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Payment for prepayments for advertising operating rights	$-	$323,334

Amortization of prepayments for advertising operating rights	$-	$406,492

	As of March 31, 2015	As of December 31, 2014
Prepayments for advertising operating rights, net	$-	$-

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

Capital Expenditures

During the three months ended March 31, 2015 and 2014, we acquired equipment of $nil and $717 which were primarily financed by directors’ loans and short term loans, and the cash flows generated from our operations.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of March 31, 2015:

	Payments due by period
	Total	Due in 2015	Due in 2016 – 2017	Due in 2018-2019	Thereafter
Debt Obligations (a)	$5,000,000	$-	$5,000,000	$-	$-
Operating Lease Obligations (b)	36,932	25,568	11,364	-	-
Short Term Loan (c)	2,194,722	2,194,722	-	-	-
Capital Lease Obligation (d)	26,797	12,371	14,426	-	-

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

(c) Short Term Loan. We have entered into short-term loan agreement with an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and repayable on demand or have due date in a month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. Up to the date of this report, those loans have not yet been repaid.f

(d) Capital Lease Obligation. We have purchased a motor vehicle under capital leases.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Recent Accounting Pronouncements

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

In August 2014, the FASB has issued ASU 2014-13, Consolidation (Topic 810) - Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. The amendments in ASU 2014-13 provide an alternative to Topic 820, Fair Value Measurement, for measuring the financial assets and the financial liabilities of a consolidated collateralized financing entity to eliminate the difference in the fair value of the financial assets of a collateralized financing entity, as determined under GAAP, when they differ from the fair value of its financial liabilities even when the financial liabilities have recourse only to the financial assets. When the measurement alternative is elected, both the financial assets and the financial liabilities of the collateralized financing entity should be measured using the more observable of the fair value of the financial assets or the fair value of the financial liabilities. The amendments clarify that when the measurement alternative is elected, a reporting entity’s consolidated net income (loss) should reflect the reporting entity’s own economic interests in the collateralized financing entity, including: (1) changes in the fair value of the beneficial interests retained by the reporting entity, and (2) beneficial interests that represent compensation for services. The Company has determined that there was no impact from the adoption of the standard.

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

In February 2015, the FASB has issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in ASU 2015-02 are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification™ and improves current GAAP by (1) placing more emphasis on risk of loss when determining a controlling financial interest, (2) reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE) and (3) changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In April 2015, the FASB has issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In April 2015, the FASB has issued ASU 2015-06, Earnings per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions. The amendments in ASU 2015-06 specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In May 2015, the FASB has issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The amendments in ASU 2015-07 remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2015, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

We have not sold any equity securities during the quarter ended March 31, 2015 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

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

Date: May 14, 2015	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Shirley Cheng
Shirley Cheng, Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)