Form 10-Q
period 2015-06-30
NETWORK CN INC
filed 2015-08-14
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-30264

NETWORK CN INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	90-0370486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2nd Floor, Goldsland Building, 22-26 Minden Avenue,
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 14, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	8,041,881

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

PART I
FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS.

NETWORK CN INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Note	As of June 30, 2015	As of December 31, 2014
ASSETS
Current Assets
Cash		$10,915	$22,645
Accounts receivable, net	5	-	11,926
Prepaid expenses and other current assets, net	6	106,714	151,571
Total Current Assets		117,629	186,142

Equipment, Net		21,476	38,528

TOTAL ASSETS		$139,105	$224,670

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
1% convertible promissory note due 2016, net	9	5,000,000	-
Accounts payable, accrued expenses and other payables	7	$4,352,850	$4,524,112
Capital lease obligation	8	12,598	12,144
Total Current Liabilities		9,365,448	4,536,256

Non-Current Liabilities
1% convertible promissory note due 2016, net	9	-	5,000,000
Capital lease obligation, net of current portion	8	11,192	17,604
Total Non-Current Liabilities		11,192	5,017,604

TOTAL LIABILITIES		9,376,640	9,553,860

COMMITMENTS AND CONTINGENCIES	10

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-

Common stock, $0.001 par value, 26,666,667 shares authorized Shares issued and outstanding: 8,041,881 and 7,718,964 as of June 30, 2015 and December 31, 2014, respectively+		8,042	7,719
Additional paid-in capital		123,666,740	123,268,503
Accumulated deficit		(134,616,457)	(134,308,106)
Accumulated other comprehensive income		1,704,140	1,702,694
TOTAL STOCKHOLDERS’ DEFICIT	11	(9,237,535)	(9,329,190)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$139,105	$224,670

The accompanying notes are an integral part of the condensed consolidated financial statements.

+ As restated to give retroactive effective to the 1 for 15 shares reverse stock split which occurred on August 11, 2015.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED)

		Three Months Ended		Six Months Ended
	Note	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
REVENUES
Advertising services		$-	$219,516	$-	$463,518

COST OF REVENUES
Cost of advertising services		-	(442,511)	-	(871,503)

GROSS LOSS		-	(222,995)	-	(407,985)

OPERATING EXPENSES
Selling and marketing		-	(19,324)	-	(41,392)
General and administrative		(171,583)	(229,589)	(298,833)	(503,014)
Gain from write-off of long-aged payables		437,749	-	437,749	-
Gain from disposal of subsidiaries		129,726	-	129,726	-
Stock based compensation for services		(340,240)	(6,291)	(351,309)	(68,182)
Total Operating Expenses		55,652	(255,204)	(82,667)	(612,588)

GAIN/(LOSS) FROM OPERATIONS		55,652	(478,199)	(82,667)	(1,020,573)

OTHER INCOME, NET
Interest income		1	10	2	28
Other income, net		-	3,344	-	5,075
Total Other Income, Net		1	3,354	2	5,103

INTEREST AND OTHER DEBT- RELATED EXPENSES
Amortization of deferred charges and debt discount	9	-	(7,993)	-	(935,588)
Interest expense	7, 8&9	(116,187)	(86,127)	(225,686)	(168,673)
Total Interest and Other Debt– Related Expenses		(116,187)	(94,120)	(225,686)	(1,104,261)

NET LOSS BEFORE INCOME TAXES		(60,534)	(568,965)	(308,351)	(2,119,731)
Income taxes		-	-		-
NET LOSS		$(60,534)	$(568,965)	$(308,351)	$(2,119,731)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)		(2,315)	1,190	1,446	8,189
Total other comprehensive income (loss)		(2,315)	1,190	1,446	8,189

COMPREHENSIVE LOSS		$(62,849)	$(567,775)	$(306,905)	$(2,111,542)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED+	13	$(0.0076)	$(0.0736)	$(0.0388)	$(0.2788)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED+	13	7,974,482	7,727,964	7,942,848	7,603,427

The accompanying notes are an integral part of the condensed consolidated financial statements.

+ As restated to give retroactive effective to the 1 for 15 shares reverse stock split which occurred on August 11, 2015.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED)

	Six Months Ended
	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(308,351)	$(2,119,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:
Equipment	9,605	22,098
Deferred charges and debt discount	-	935,588
Gain from write-off of long-aged payables	(437,749)	-
Gain from disposal of subsidiaries	(129,726)	-
Stock-based compensation for service	351,309	68,182
Loss on disposal of equipment	7,441	881

Changes in operating assets and liabilities:
Accounts receivable, net	(5)	(272,335)
Prepaid expenses and other current assets, net	44,857	(16,626)
Accounts payable, accrued expenses and other payables	194,153	497,483
Net cash used in operating activities	(268,466)	(884,460)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(14,268)
Net cash (used in) provided by investing activities	-	(14,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placements	-	750,000
Proceeds from short-term loan	262,397	234,265
Repayment of short-term loan	-	(105,874)
Repayment of director’s loan	-	(85,244)
Repayment of capital lease obligation	(5,958)	(5,505)
Net cash provided by financing activities	256,439	787,642

EFFECT OF EXCHANGE RATE CHANGES ON CASH	297	8,345

NET DECREASE IN CASH	(11,730)	(102,741)

CASH, BEGINNING OF PERIOD	22,645	111,889

CASH, END OF PERIOD	$10,915	$9,148

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest paid	$965	$195,545

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

The unaudited condensed consolidated financial statements for the six months ended June 30, 2015 and 2014 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair presentation of financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Details of the Company’s principal subsidiaries and variable interest entities as of June 30, 2015 are described in Note 4 – Subsidiaries and Variable Interest Entities.

Going Concern

The Company has experienced recurring net losses of $308,351 and $2,119,731 for the six months ended June 30, 2015 and 2014, respectively. Additionally, the Company has net cash used in operating activities of $268,466 and $884,460 for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and December 31, 2014, the Company has stockholders’ deficit of $9,237,535 and $9,329,190, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

In response to current financial conditions, the Company has undergone a drastic cost-cutting exercise, including reduction of the Company’s workforce, office rentals and other general and administrative expenses. The Company has actively explored new prominent media projects in order to provide a wider range of media and advertising services and improve our financial performance.

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

(D) Cash and Cash Equivalents

Cash includes cash on hand, cash accounts, and interest bearing savings accounts placed with banks and financial institutions. For the purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2015 and December 31, 2014, the Company had no cash equivalents.

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

 (I) Convertible Promissory Notes

1) Debt Restructuring and Issuance of 1% Convertible Promissory Note

On April 2, 2009, the Company issued 1% unsecured senior convertible promissory notes to the previous 3% convertible promissory note holders who agreed to cancel these 3% convertible promissory notes in the principal amount of $5,000,000 (including all accrued and unpaid interest thereon), and all of the warrants, in exchange for the 1% unsecured senior convertible promissory notes in the principal amount of $5,000,000. The 1% convertible promissory notes bore interest at 1% per annum, payable semi-annually in arrears, matured on April 1, 2012, and were convertible at any time into shares of the Company’s common stock at a fixed conversion price of $1.7445 per share, subject to customary anti-dilution adjustments. Pursuant to ASC Topic 470, Debt, the Company determined that the original convertible notes and the 1% convertible notes were with substantially different terms and hence the exchange was recorded as an extinguishment of original notes and issuance of new notes.

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

2) Extension of 1% Convertible Promissory Note

The 1% convertible promissory notes matured on April 1, 2012 and on the same date, the Company and the note holders agreed to the following: 1) extension of the maturity date of the 1% convertible promissory notes for a period of two years and 2) modification of the 1% convertible promissory notes to be convertible at any time into shares of the Company’s common stock at a conversion price of $1.3956 per share, subject to customary anti-dilution adjustments. In all other respects not specifically mentioned, the terms of the 1% convertible promissory notes remain the same and are fully enforceable in accordance with their terms. Subsequently, the Company issued to the note holders new 1% convertible promissory notes with a maturity date of April 1, 2014. Pursuant to ASC Topic 470, the Company determined that the modification is substantially different and hence the modification was recorded as an extinguishment of notes and issuance of new notes. The Company allocated the amount of the reacquisition price to the repurchased beneficial conversion feature using the intrinsic value of that conversion feature at the extinguishment date and the residual amount was allocated to the convertible security. Thus, the Company recorded a gain on extinguishment of debt. The 1% Convertible Promissory Notes were scheduled to mature on April 1, 2014 and on March 12, 2014, the Company and the respective holders  agreed to extend the maturity date of the 1% Convertible Promissory Notes for a period of two years. In all other respects not specifically mentioned, the terms of the 1% Convertible Promissory Notes shall remain the same and shall be fully enforceable in accordance with its terms. Subsequently, the Company issued to the note holders new 1% convertible promissory notes which will mature on April 1, 2016. The Company allocated the amount of the reacquisition price to the repurchased beneficial conversion feature using the intrinsic value of that conversion feature at the extinguishment date and the residual amount was allocated to the convertible security. Thus, the Company recorded no gain or loss on extinguishment of debt.

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

The diluted net loss per share is the same as the basic net loss per share for the six months ended June 30, 2015 and 2014, as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

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

The Company engaged in the provision of out-of-home advertising in China. As of June 30, 2015 and December 31, 2014, one customer accounted for approximately nil and 97% of its accounts receivable balances respectively. Due to the longstanding nature of its relationships with these customers and contractual obligations, the Company is confident that it will recover these amounts. The Company establishes an allowance for doubtful debts accounts upon its assessment of various factors. The Company considers historical experience, the age of the receivable balances, the credit quality of its customers, current economic conditions, and other factors that may affect customers’ ability to pay to determine the level of allowance required.

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

(U) Recent Accounting Pronouncements

In January 2014, the FASB has issued ASU 2014-03, Derivatives and Hedging (Topic 815) — Accounting for Certain Receive-Variable Pay-Fixed Interest Rate Swaps—Simplified Hedge Accounting Approach. These amendments permit private companies (other than financial institutions) the option to use a simplified hedge accounting approach to account for interest rate swaps that are entered into for the purpose of converting variable-rate interest payments to fixed-rate payments. When a private company applies the simplified hedge accounting approach, the income statement charge for interest expense will be similar to the amount that would result if the company had directly entered into a fixed-rate borrowing instead of a variable-rate borrowing and an interest rate swap. Furthermore, the simplified hedge accounting approach provides a practical expedient to measuring the fair value of swaps by allowing the use of settlement value, which removes the consideration of nonperformance risk. A full retrospective approach or modified retrospective approach is allowed for transition. Disclosures for a change in accounting principle are required upon adoption. The standard is effective for annual periods beginning after December 15, 2014 and interim periods within annual periods beginning after December 15, 2015.The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In March 2014, the FASB has issued ASU 2014-07, Consolidation (Topic 810) — Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements. These amendments allow a private company to elect (when certain conditions exist) not to apply variable interest entity guidance to a lessor under common control. Instead, the private company would make certain disclosures about the lessor and leasing arrangement. A private company lessee could elect the alternative when: 1) The private company lessee and the lessor are under common control; 2) The private company lessee has a leasing arrangement with the lessor; 3) Substantially all of the activity between the private company lessee and the lessor is related to the leasing activities between those two companies; and 4) If the private company lessee explicitly guarantees or provides collateral for any obligation of the lessor related to the asset leased by the private company, then the principal amount of the obligation at inception does not exceed the value of the asset leased by the private company from the lessor. The standard is effective for annual periods beginning after December 15, 2014 and interim periods within annual periods beginning after December 15, 2015. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In April 2014, the FASB has issued ASU 2014-08, Presentation of Financial Statements  (Topic 205) and Property, Plant, and Equipment (Topic 360) — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The standard is effective in the first quarter of 2015 for public organizations with calendar year ends. For most nonpublic organizations, it is effective for annual financial statements with fiscal years beginning on or after December 15, 2014, and interim periods thereafter. The Company has determined that there was no impact from the adoption of the standard.

In May 2014, the FASB has issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) Identify the contract(s) with a customer. (2) Identify the performance obligations in the contract. (3) Determine the transaction price. (4) Allocate the transaction price to the performance obligations in the contract. (5) Recognize revenue when (or as) the entity satisfies a performance obligation. For a public entity, the amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. For all other entities, they are effective for annual reporting periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. A nonpublic entity may elect to apply the guidance in this ASU early with certain restrictions. In July 2015, the Financial Accounting Standards Board (“FASB”) voted to defer the effective date of the new accounting guidance related to revenue recognition by one year to December 15, 2017 for annual reporting periods beginning after that date and permitted early adoption of the standard, but not before fiscal years beginning after the original effective date of December 15, 2016The Company has not determined the effect the adoption of the standard will have on its consolidated financial statements.

In June 2014, the FASB has issued ASU 2014-12, Compensation – Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The effective date is the same for both public business entities and all other entities. Entities may apply the amendments in this ASU either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company has not determined the effect the adoption of the standard will have on its consolidated financial statements.

In August 2014, the FASB has issued ASU 2014-13, Consolidation (Topic 810) - Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. The amendments in ASU 2014-13 provide an alternative to Topic 820, Fair Value Measurement, for measuring the financial assets and the financial liabilities of a consolidated collateralized financing entity to eliminate the difference in the fair value of the financial assets of a collateralized financing entity, as determined under GAAP, when they differ from the fair value of its financial liabilities even when the financial liabilities have recourse only to the financial assets. When the measurement alternative is elected, both the financial assets and the financial liabilities of the collateralized financing entity should be measured using the more observable of the fair value of the financial assets or the fair value of the financial liabilities. The amendments clarify that when the measurement alternative is elected, a reporting entity’s consolidated net income (loss) should reflect the reporting entity’s own economic interests in the collateralized financing entity, including: (1) changes in the fair value of the beneficial interests retained by the reporting entity, and (2) beneficial interests that represent compensation for services. The standard is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the changes are effective for annual periods ending after December 15, 2016, and interim periods beginning after December 15, 2016. Early adoption is permitted as of the beginning of an annual period. The amendments may be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the annual period of adoption. The amendments may also be applied retrospectively to all relevant prior periods beginning with the annual period in which ASU 2009-17 was initially adopted. The Company has not determined the effect the adoption of the standard will have on its consolidated financial statements..

In August 2014, the FASB has issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company has not determined the effect the adoption of the standard will have on its consolidated financial statements.

In November 2014, the FASB has issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in ASU 2014-16 do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The amendments in this ASU also clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (i.e., the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. The standard is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption, including adoption in an interim period, is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The effects of initially adopting these amendments should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In December 2014, the FASB has issued ASU 2014-18, Business Combinations (Topic 805): Accounting for Identifiable Intangible Assets in a Business Combination. The amendments in ASU 2014-18 allow a private company that elects this accounting alternative to recognize or otherwise consider the fair value of intangible assets as a result of any in-scope transactions should no longer recognize separately from goodwill: (1) customer-related intangible assets unless they are capable of being sold or licensed independently from the other assets of the business, and (2) noncompetition agreements. An entity that elects the accounting alternative in ASU 2014-18 must adopt the private company alternative to amortize goodwill as described in ASU No. 2014-02, Intangibles—Goodwill and Other (Topic 350): Accounting for Goodwill. However, an entity that elects the accounting alternative in Update 2014-02 is not required to adopt the amendments in this ASU. The decision to adopt the accounting alternative in ASU 2014-18 must be made upon the occurrence of the first transaction within the scope of this accounting alternative (transaction) in fiscal years beginning after December 15, 2015, and the effective date of adoption depends on the timing of that first transaction. If the first transaction occurs in the first fiscal year beginning after December 15, 2015, the elective adoption will be effective for that fiscal year’s annual financial reporting and all interim and annual periods thereafter. If the first transaction occurs in fiscal years beginning after December 15, 2016, the elective adoption will be effective in the interim period that includes the date of that first transaction and subsequent interim and annual periods thereafter. Early adoption is permitted for any interim and annual financial statements that have not yet been made available for issuance. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In January 2015, the FASB has issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The amendments in ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. An entity that prospectively applies this ASU should disclose both the nature and the amount of an item included in income from continuing operations after adoption that adjusts an extraordinary item previously classified and presented before the date of adoption, if applicable. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In February 2015, the FASB has issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, The amendments in ASU 2015-02 are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification™ and improves current GAAP by: (1) placing more emphasis on risk of loss when determining a controlling financial interest, (2) reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE), (3)-changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. The standard is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the requirements are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. ASU 2015-02 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In April 2015, the FASB has issued ASU 2015-04, Compensation - Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. The amendments in ASU 2015-04 permit an entity with a fiscal year-end that does not coincide with a month-end a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. Employee benefit plans are not within the scope of the amendments. The standard is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Earlier adoption is permitted. The amendments should be applied prospectively. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In May 2015, the FASB has issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The amendments in ASU 2015-07 remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The standard is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. Early adoption is permitted. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

NOTE 4.         SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal subsidiaries and variable interest entities as of June 30, 2015 were as follows:
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
2)
During the six months ended June 30, 2015, the Company’s subsidiary, NCN Media Services Limited, disposed of its entire 100% equity interests of Linkrich Enterprise Advertising and Investment Limited, a Hong Kong investment holding company and Yi Gao Shanghai Advertising Limited, a PRC advertising company which has maintained minimal operation since October 2014, to an individual at $1 consideration. Accordingly, the Company recorded a gain from disposal of subsidiaries of $129,726 for the three and six months ended June 30, 2015.

NOTE 5.         ACCOUNTS RECEIVABLE, NET

Accounts receivable, net as of June 30, 2015 and December 31, 2014 were as follows:

	As of June 30, 2015	As of December 31, 2014
Accounts receivable	$-	$25,514
Less: allowance for doubtful debts	-	(13,588)
Total	$-	$11,926

The Company recorded no allowance for doubtful debts for accounts receivables for the three and six months ended June 30, 2015 and 2014.

NOTE 6.         PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of June 30, 2015 and December 31, 2014 were as follows:

	As of June 30, 2015	As of December 31, 2014
Payments from customers withheld by a third party	$-	$1,568,151
Prepaid expenses	105,202	103,748
Rental and other deposits	1,512	45,449
Other receivables	-	4,525
Sub-total	106,714	1,721,873
Less: allowance for doubtful debts	-	(1,570,302)
Total	$106,714	$151,571

The Company recorded no allowance for doubtful debts for prepaid expenses and other current assets for the three and six months ended June 30, 2015 and 2014.

NOTE 7.         ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of June 30, 2015 and December 31, 2014 were as follows:

	As of June 30, 2015	As of December 31, 2014
Accrued advertising operating rights	$-	$525,790
Accrued staff benefit and related fees	1,202,278	1,237,128
Accrued professional fees	123,719	139,276
Accrued interest expenses	633,196	408,474
Other accrued expenses	29,324	79,077
Short-term loans 1)	2,356,351	2,093,953
Receipts in advance	-	10,834
Other payables	7,982	29,580
Total	$4,352,850	$4,524,112

1) As of June 30, 2015, the Company recorded an aggregated amount of $2,356,351 short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on due date. As of the date of this report, those loans have not yet been repaid.

The interest expenses of the short-term loans for the three months ended June 30, 2015 and 2014 were $103,268 and $73,254, while for the six months ended June 30, 2015 and 2014 amounted to $199,927 and $142,733, respectively.

NOTE 8.         CAPITAL LEASE OBLIGATION

As of June 30, 2015, the gross amount of the motor vehicle under capital leases was $57,692. The following is a schedule by years of future minimum lease payment under capital leases together with the present value of the net minimum lease payment as of June 30, 2015.

Fiscal years ending December 31,
2015	$6,923
2016	13,846
2017	4,615
Total minimum lease payments	25,385
Less: Amount representing interest	(1,595)
Present value of net minimum lease payment	23,789
Less: Current portion	(12,598)
Non-current portion	$11,192

NOTE 9.         CONVERTIBLE PROMISSORY NOTES AND WARRANTS

(1) Debt Restructuring and Issuance of 1% Convertible Promissory Notes

On November 19, 2007, the Company entered into a Note and Warrant Purchase Agreement, as amended (the “Purchase Agreement”) with Shanghai Quo Advertising Co. Ltd and affiliated investment funds of Och-Ziff Capital Management Group (the “Investors”) pursuant to which it agreed to issue in three tranches, 3% Senior Secured Convertible Promissory Notes due June 30, 2011, in the aggregate principal amount of up to $50,000,000 (the “3% Convertible Promissory Notes”) and warrants to acquire an aggregate amount of 457,143 shares of the Company’s Common Stock (the “Warrants”). Between November 19 - 28, 2007, the Company issued 3% Convertible Promissory Notes in the aggregate principal amount of $15,000,000, Warrants to purchase shares of the Company’s common stock at $187.5 per share and Warrants to purchase shares of the Company’s common stock at $262.5 per share.  On January 31, 2008, the Company amended and restated the previously issued 3% Convertible Promissory Notes and issued to the Investors 3% Convertible Promissory Notes in the aggregate principal amount of $50,000,000 (the “Amended and Restated Notes”), Warrants to purchase shares of the Company’s common stock at $187.5 per share and Warrants to purchase shares of the Company’s common stock at $262.5 per share.  In connection with the Amended and Restated Notes, the Company entered into a Security Agreement, dated as of January 31, 2008 (the “Security Agreement”), pursuant to which the Company granted to the collateral agent for the benefit of the Investors, a first-priority security interest in certain of the Company’s assets, and 66% of the equity interest in the Company.

On April 2, 2009, the Company entered into a new financing arrangement with the previous holders of the Amended and Restated Notes (the “Note Holders”), and Keywin.

Pursuant to a note exchange and option agreement, dated April 2, 2009 (the “Note Exchange and Option Agreement”), between the Company and Keywin, Keywin exchanged its Amended and Restated Note in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 4,093,806 shares of the Company’s common stock and an option to purchase an aggregate of 2,020,202 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000 (the “Keywin Option”). The Keywin Option was originally exercisable for a three-month period which commenced on April 2, 2009, but pursuant to several subsequent amendments, the exercise period has been extended to an eighty-one--month period ending on January 1, 2016, subject to the Company’s right to unilaterally terminate the exercise period upon 30 days’ written notice. As of June 30, 2015, the Keywin Option has not been exercised.

Pursuant to a note exchange agreement, dated April 2, 2009, among the Company and the Note Holders, the parties agreed to cancel their Amended and Restated Notes in the principal amount of $5,000,000 (including all accrued and unpaid interest thereon), and all of the warrants, in exchange for the Company’s issuance of the 1% unsecured senior convertible promissory notes due 2012 in the principal amount of $5,000,000 (the “1% Convertible Promissory Notes”). The 1% Convertible Promissory Notes bear interest at 1% per annum, are payable semi-annually in arrears, mature on April 1, 2012, and are convertible at any time by the holder into shares of the Company’s common stock at an initial conversion price of $1.7445 per share, subject to customary anti-dilution adjustments. In addition, in the event of a default, the holders will have the right to redeem the 1% Convertible Promissory Notes at 110% of the principal amount, plus any accrued and unpaid interest. The parties also agreed to terminate the Security Agreement and release all security interests arising out of the Purchase Agreement and the Amended and Restated Notes.

2) Extension of 1% Convertible Promissory Notes and Issuance of New 1% Convertible Promissory Notes in 2012

The 1% Convertible Promissory Notes matured on April 1, 2012 and on the same date, the Company and the Note Holders agreed to the following: (1) extension of the maturity date of the 1% Convertible Promissory Notes for a period of two years and (2) modification of the 1% Convertible Promissory Notes to be convertible at any time into shares of the Company’s common stock at a conversion price of $0.4652 per share, subject to customary anti-dilution adjustments. In all other respects not specifically mentioned, the terms of the 1% Convertible Promissory Notes shall remain the same and shall be fully enforceable in accordance with its terms. Subsequently, the Company issued new 1% convertible promissory notes (the “New 1% Convertible Promissory Notes”) to the Note Holders. The New 1% Convertible Promissory Notes bear interest at 1% per annum, are payable semi-annually in arrears, mature on April 1, 2014, and are convertible at any time by the Note Holders into shares of the Company’s common stock at an initial conversion price of $0.4652 per share, subject to customary anti-dilution adjustments. In addition, in the event of a default, the Note Holders will have the right to redeem the New 1% Convertible Promissory Notes at 110% of the principal amount, plus any accrued and unpaid interest.

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

Convertible promissory notes, net as of June 30, 2015 and December 31, 2014 were as follows:

	As of June 30, 2015	As of December 31, 2014
Gross carrying value	$5,000,000	$5,000,000
Less: Allocated intrinsic value of beneficial conversion feature	-	-
Add: Accumulated amortization of debt discount	-	-
	5,000,000	5,000,000
Less: Current portion	(5,000,000)	-
Non-current portion	$-	$5,000,000

The amortization of deferred charges and debt discount for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Conversion Features	$-	$7,993	$-	$935,588
Deferred Charges	-	-	-	-
Total	$-	$-	$-	$935,588

Interest Expense

The interest expenses of the 1% Convertible Promissory Notes for the three months ended June 30, 2014 and 2013 were $12,465 and $12,192, respectively, while for the six months ended June 30, 2015 and 2014 amounted to $24,794 and $24,521, respectively.

NOTE 10.       COMMITMENTS AND CONTINGENCIES

(A) Commitments

. Capital commitments

As of June 30, 2015, the Company had commitments for capital expenditures in connection with construction of roadside advertising panels and mega-size advertising panels as well as the leasehold improvement of approximately $29,000.

(B) Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. Set forth below is a description of certain loss contingencies as of June 30, 2015 and management’s opinion as to the likelihood of loss in respect of loss contingency.

On July 5, 2013, Yi Gao received a notice from the People's Court of Huangpu District, Shanghai that Shanghai Shenpu Advertising Co. Ltd (“Shenpu”), as plaintiff, had initiated a contract dispute against Yi Gao seeking an aggregate of RMB1,807,215 (equivalent to approximately US$291,000 at the then-prevailing exchange rate) for unpaid rights fee, penalty and production cost. On August 7, 2013, Yi Gao received a court verdict from the People's Court of Huangpu District, Shanghai that Yi Gao is liable to repay the unpaid fee of RMB650,000, penalty and production cost. On August 26, 2013, Yi Gao submitted an appeal to People's Court of Huangpu District, Shanghai that the penalty calculated is not reasonable. On November 13, 2013, Yi Gao withdrew the appeal. As a result, Yi Gao is liable to pay an aggregate of RMB765,463 (equivalent to approximately US$124,870 at the then-prevailing exchange rate) to Shenpu. On February 19, 2014, Yi Gao paid RMB45,221 to Shenpu. In June 2015, the Company’s subsidiary, NCN Media Services Limited, disposed of its entire 100% equity interests of Linkrich Enterprise Advertising and Investment Limited and Yi Gao Shanghai Advertising Limited to an individual.

NOTE 11.       STOCKHOLDERS’ DEFICIT

(A)  Stock, Options and Warrants Issued for Services

1. In August 2006, the Company issued a warrant to purchase up to 1,333 shares of restricted common stock to a consultant at an exercise price $52.5 per share. One-fourth of the shares underlying the warrant became exercisable every 45 days beginning from the date of issuance. The warrant remains exercisable until August 25, 2016. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as with the following assumptions and estimates: expected dividend 0%, volatility 192%, a risk-free rate of 4.5% and an expected life of one (1) year. The value of the warrant recognized for the three and six months ended June 30, 2015 and 2014 were $nil. As of June 30, 2015, none of the warrant was exercised.

2. In December 2012, the Company entered into two consultancy agreements with two consultants. Pursuant to the agreements, these two consultants were granted 400,000 shares and 166,667 shares, respectively, for their services rendered. In December 2012, the Company issued 266,667 and 166,667 shares of par value of $0.001 each to these two consultants, respectively. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $390,000 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2012.  In January 2014, the Company issued the remaining 133,333 shares of par value of $0.001 to one of the consultants. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended June 30, 2015 and June 30, 2014, while the Company recognized $nil and $55,600 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the six months ended June 30, 2015 and June 30, 2014.

3. In August 2013, the Board of Director granted an aggregate of 24,000 shares of common stock to the directors of the Company for their services rendered during the year from July 1, 2013 to June 30, 2014. Each director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Earnest Leung, 8,000 shares; Gerald Godfrey, 8,000 shares; and Charles Liu, 8,000 shares. The Company recognized $nil and $6,291 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended June 30, 2015 and 2014, respectively, while during the six months ended June 30, 2015 and 2014 such amounts were $nil and $12,582, respectively.

4. On February 24, 2014, the Company completed three private placements of 500,000 shares of restricted common stock at $1.5 per share. The transaction took place with three investors and generated gross proceeds of $750,000 during the period ended June 30, 2014.

5. In February 2015, the Company agreed to issue an aggregate of 56,250 shares of common stock to the independent director, Charles Liu as director’s fee from November 16, 2011 to June 30, 2014.

6. In February 2015, the Board of Director granted an aggregate of 40,000 shares of common stock to the directors of the Company for their services rendered during the year from July 1, 2014 to June 30, 2015. Each director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Earnest Leung, 13,333 shares; Wong Wing Kong, 13,333 shares; and Shirley Cheng, 13,333 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $16,240 and $nil of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended June 30, 2015 and 2014, respectively, while during the six months ended June 30, 2015 and 2014 such amounts were $27,309 and $nil, respectively.

7. In April 2015, the Company entered into a consultancy agreement with a consultant. Pursuant to the agreements, the consultant was granted 266,667 shares for their services rendered. In April 2015, the Company issued 266,667 shares of par value of $0.001 each to the consultant. In connection with this stock grants and in accordance with ASC Topic 718, the Company recognized $324,000 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three and six months ended June 30, 2015.

NOTE 12.       RELATED PARTY TRANSACTIONS

Except as set forth below, during the three and six months ended June 30, 2015 and 2014, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

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

On July 1, 2009, the Company and Keywin, of which the Company’s chief executive officer and director is the director and his spouse is the sole shareholder, entered into an Amendment, pursuant to which the Company agreed to extend the exercise period for the Keywin Option under the Note Exchange and Option Agreement between the Company and Keywin, to purchase an aggregate of 1,637,522 shares of our common stock for an aggregate purchase price of $2,000,000, from a three-month period ended on July 1, 2009, to a six-month period ended October 1, 2009. The exercise period for the Keywin option was subsequently further extended to a nine-month period ended January 1, 2010, pursuant to the Second Amendment. On January 1, 2010, the Company and Keywin entered into the third Amendment, pursuant to which the Company agreed to further extend the exercise period to an eighteen-month period ended on October 1, 2010, and provide the Company with the right to unilaterally terminate the exercise period upon 30 days’ written notice. On September 30, 2010, the exercise price was extended at various times from September 1, 2010 to December 31, 2014, the latest exercise period for the Keywin Option was further extended to an eighty-one-month period ending on January 1, 2016 and the exercise price changed to $0.99.

During the six months ended June 30, 2015 and 2014, the Company repaid loans of $nil and $85,244 to its director, respectively. As of June 30, 2015 and December 31, 2014, the Company recorded an amount of $nil payable to director.

NOTE 13.       NET LOSS PER COMMON SHARE

Net loss per common share information for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Numerator:
Net loss attributable to NCN common stockholders	$(60,534)	$(568,965)	$(308,351)	$(2,119,731)
Denominator :
Weighted average number of shares outstanding, basic	7,974,482	7,727,964	7,942,848	7,603,427
Effect of dilutive securities	-	-	-	-
Options and warrants	-	-	-	-
Weighted average number of shares outstanding, diluted	7,974,482	7,727,964	7,942,848	7,603,427

Net loss per common share – basic and diluted+	$(0.0076)	$(0.0736)	$(0.0388)	$(0.2788)

The diluted net loss per common share is the same as the basic net loss per common share for the three and six months ended June 30, 2015 and 2014 as all potential common shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. The securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss income per common share because of anti-dilutive effect as of June 30, 2015 and 2014 were summarized as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Potential common equivalent shares:
Stock warrants for services*	-	-	-	-
Conversion feature associated with convertible promissory notes to common stock	-	3,582,688	-	-
Common stock to be granted to consultants for services (including non vested shares)*	1,333	1,333	1,333	1,333
Stock options granted to Keywin	117,039	352,897	37,550	103,385
Total	118,372	3,936,918	38,883	104,708

Remarks:
*As of June 30, 2015, the number of potential common equivalent shares associated with warrants issued for services was nil, which was related to a warrant to purchase 1,333 shares of common stock issued by the Company to a consultant in 2006 for service rendered at an exercise price of $52.50, which will expire in August 2016.
+ The per share computation reflect the changes in number of shares as restated to give retroactive effective to the 1 for 15 shares reverse stock split which occurred on August 11, 2015

NOTE 14.       SUBSEQUENT EVENT

Reverse Split

On July 30, 2015, we filed a Certificate of Amendment to its Certificate of Incorporation with the Delaware Secretary of State to effect a 1-for-15 reverse stock split of the Company’s outstanding common stock (the “Reverse Split”) together with a reduction in the authorized common stock from 400,000,000 to 26,666,667 shares.
Our common stock commenced trading on a post-split basis on August 11, 2015.

Shareholders received one new share of common stock in replacement of every fifteen shares held on April 22, 2015, the record date for the Reverse Split. The Reverse Split did not change the aggregate value of any stockholder’s shares of common stock or any stockholder’s ownership percentage of the common stock, except for minimal changes resulting from the treatment of fractional shares. We did not issue any fractional shares as a result of the Reverse Split. The number of shares issued to each stockholder was rounded up to the nearest whole number if, as a result of the Reverse Split, the number of shares owned by any stockholder would not be a whole number.

The Reverse Split proportionately reduced all issued and outstanding shares of the Company’s common stock, as well as common stock underlying stock options, warrants and other common stock based equity grants outstanding and the respective exercise prices were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of common stock reserved for issuance upon the conversion of the Company’s convertible notes were also proportionately reduced and the respective conversion prices were proportionately increased. All share and per share amounts in the consolidated financial statements and these notes thereto have been adjusted for all periods presented to give effect to the Reverse Split.

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

Total advertising revenues were $nil and $463,518 for the six months ended June 30, 2015 and 2014, respectively and we have net loss of $308,351 and $2,119,731 for the six months ended June 30, 2015 and 2014, respectively. Our results of operations were negatively affected by a variety of factors, which led to less than expected revenues and cash inflows during the fiscal year 2014, including the following:

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

Recent Development

Reverse Split

On July 30, 2015 we filed a Certificate of Amendment to its Certificate of Incorporation with the Delaware Secretary of State to effect a 1-for-15 reverse stock split of the Company’s outstanding common stock  (the “Reverse Split”) together with a reduction in the authorized common stock from 400,000,000 to 26,666,667 shares.
Our common stock commenced trading on a post-split basis on August 11, 2015.

Shareholders received one new share of common stock in replacement of every fifteen shares held on April 22, 2015, the record date for the Reverse Split. The Reverse Split did not change the aggregate value of any stockholder’s shares of common stock or any stockholder’s ownership percentage of the common stock, except for minimal changes resulting from the treatment of fractional shares. We did not issue any fractional shares as a result of the Reverse Split. The number of shares issued to each stockholder was rounded up to the nearest whole number if, as a result of the Reverse Split, the number of shares owned by any stockholder would not be a whole number.

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

Comparison of Three Months Ended June 30, 2015 and June 30, 2014

Revenues – Our revenues consist primarily of income from out-of-home advertising panels. We recognize revenue in the period when advertisements are displayed. Revenues from advertising services for the three months ended June 30, 2015 were $nil, as compared to $219,516 for the corresponding prior year period. The decrease was attributed to the termination of two media advertising projects in Shanghai and Zuhai in June 2014 and September 2014, respectively.

Cost of Revenues – Cost of revenues primarily consists of fees to obtain rights to operate advertising panels, advertising agency service fees, media display equipment depreciation expenses and other miscellaneous expenses. Cost of revenues for the three months ended June 30, 2015 was $nil, a decrease of 100% as compared to $442,511 for the three months ended June 30, 2014. The decrease was attributed to the termination of two media advertising projects in Shanghai and Zuhai in June 2014 and September 2014, respectively.

Gross Loss – Our gross loss for the three months ended June 30, 2015 was $nil, as compared to $222,995 for the corresponding prior year period.

Selling and Marketing Expenses – Selling and marketing expenses primarily consist of advertising and other marketing related expenses, compensation and related expenses for personnel engaged in sales and sales support functions. Selling and marketing expenses for the three months ended June 30, 2015 decreased by 100% to $nil, as compared to $19,324 for the corresponding prior period. The decrease was mainly due to the reduction of workforce.

General and Administrative Expenses – General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, employee bonuses and other staff welfare and benefits, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses). General and administrative expenses for the three months ended June 30, 2015 decreased by 25% to $171,583, as compared to $229,589 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to (1) our continuous cost cutting measures and (2) a decrease in headcount compare to 2014.

Gain from write-off of long aged payables – Gain from write-off of long-aged payables was $437,749 for the three months ended June 30, 2015.  We believe the obligation for future settlement for such long-aged payables is remote and therefore wrote them off.

Gain from disposal of subsidiaries – Gain from disposal of subsidiaries was $129,726 for the three months ended June 30, 2015 which was due to the disposal of Linkrich Enterprise Advertising and Investment Limited and Yi Gao Shanghai Advertising Limited.

Stock based compensation for services – Stock-based compensation for services is stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718, Stock-based compensation for services was $340,240 for the three months ended June 30, 2015. This increased by 5308%, as compared to $6,291 for the corresponding prior year period.  The increase in the stock-based compensation was mainly due to more stock having been granted for services rendered during the three months ended June 30, 2015.

Other income – Other income for the three months ended June 30, 2015 was $nil, compared to other income of $3,354 for the corresponding prior year period. The decrease in other income was mainly due to the decrease in consultancy income in 2014.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the three months ended June 30, 2015 increased to $116,187, or by 23%, as compared to $94,124 for the corresponding prior year period.  The increase was mainly due to increase of short term loan.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended June 30, 2015 and 2014, because the Company and all of its subsidiaries and variable interest entity operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $60,534 for the three months ended June 30, 2015, a decrease of 89%, as compared to $568,965 for the corresponding prior year period. The decrease in net loss was primarily due to increase in gain from write-off of long aged payables and gain from disposal of subsidiaries during the three months ended June 30, 2015.

Comparison of Six Months Ended June 30, 2015 and June 30, 2014

Revenues – Revenues from advertising services for the six months ended June 30, 2015 were $nil, as compared to $463,518 for the corresponding prior year period, a decrease of 100%. The decrease was attributed to the termination of two media advertising projects in Shanghai and Zuhai in June 2014 and September 2014, respectively.

Cost of Revenues – Cost of revenues for the six months ended June 30, 2015 was $nil, a decrease of 100% as compared to $871,503 for the six months ended June 30, 2014. The decrease was attributed to the termination of two media advertising projects in Shanghai and Zuhai in June 2014 and September 2014, respectively.

Gross Loss – Our gross loss for the six months ended June 30, 2015 was $nil, as compared to $407,985 for the corresponding prior year period. The decrease was attributed to the termination of two media advertising projects in Shanghai and Zuhai in June 2014 and September 2014, respectively.

Selling and Marketing Expenses – Selling and marketing expenses for the six months ended June 30, 2015 decreased by100% to $nil, compared to $41,392 for the corresponding prior period. The decrease was mainly due to the restructuring of our sales team so as to enhance our operational effectiveness and efficiency and our continuous cost cutting measures.

General and Administrative Expenses – General and administrative expenses for the six months ended June 30, 2015 decreased by 41% to $298,833, compared to $503,014 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to continuous cost cutting measures.

Gain from write-off of long aged payables – Gain from write-off of long-aged payables was $437,749 for the six months ended Jun 30, 2015.  We believe the obligation for future settlement for such long-aged payables is remote and therefore wrote them off.

Gain from disposal of subsidiaries – Gain from disposal of subsidiaries was $129,726 for the six months ended Jun 30, 2015 which was due to the disposal of Linkrich Enterprise Advertising and Investment Limited and Yi Gao Shanghai Advertising Limited.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the six months ended June 30, 2015 decreased to $225,686, or by 80%, compared to $1,104,261 for the corresponding prior year period. The decrease was mainly due to the decrease in amortization of debt discount as a result of the convertible promissory notes in April 2014 and offset  by the increase in interest paid for the short term loans.

Other income – Other income for the six months ended June 30, 2015 was $2, compared to other income of $5,103 for the corresponding prior year period. The decrease in other income was mainly due to the decrease in consultancy income in 2014.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the six months ended June 30, 2015 and 2014 as the Company and all of its subsidiaries and its variable interest entities operated at a taxable loss during the respective periods.

Net (Loss) Income – The Company incurred a net loss of $308,351 for the six months ended June 30, 2015, compared to of $2,119,731 for the corresponding prior year period. The decrease in net loss was primarily due to the continuous cost-cutting during the six months ended June 30, 2015.

Liquidity and Capital Resources

As of June 30, 2015, we had cash of $10,915, as compared to $22,645 as of December 31, 2014, a decrease of $11,730. The decrease was mainly attributable to the cash utilized by operating activities.

The following table sets forth a summary of our cash flows for the periods indicated:
	Six Months Ended
	June 30, 2015	June 30, 2014
Net cash used in operating activities	$(268,466)	$(884,460)
Net cash used in investing activities	-	(14,268)
Net cash provided by financing activities	256,439	787,642
Effect of exchange rate changes on cash	297	8,345
Net decrease in cash	(11,730)	(102,741)
Cash, beginning of period	22,645	111,889
Cash, end of period	$10,915	$9,148

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2015 was $268,466 as compared to $884,460 for the corresponding prior year period. This was mainly attributable to decrease payment of short term loan interest and decreased receipts in advance from customers during the six months ended June 30, 2015.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2015 was $nil, as compared to the net cash provided by investing activities of $14,268 for the corresponding prior year period. The decrease was mainly attributable to leasehold improvements paid for the relocation of our Shanghai offices during the six months ended June 30, 2014.

Financing Activities

Net cash provided by financing activities was $256,439 for the six months ended June 30, 2015, as compared to $787,439 for the corresponding prior year period. The decrease was mainly due to receipts from private placement for financing our operations during the six months ended June 30, 2014.

Short-term Loans

As of June 30, 2015, the Company recorded an aggregated amount of $2,356,351 short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. Up to the date of this report, those loans have not yet been repaid.

Capital Expenditures

During the six months ended June 30, 2015 and 2014, we acquired equipment of $nil and $14,268, respectively, which were primarily financed by short term loans and the cash flows generated from our operations.

The following table presents certain payments due under contractual obligations with minimum firm commitments as of June 30, 2015:

	Payments due by period
	Total	Due in 2015	Due in 2016 – 2017	Due in 2018-2019	Thereafter
Debt Obligations (a)	$5,000,000	$-	$5,000,000	$-	$-
Short Term Loan (b)	2,356,351	2,356,351	-	-	-
Capital Lease Obligation (c)	23,790	12,598	11,192	-	-

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

 (b) Short Term Loan. We have a short-term loan agreement with an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and repayable on demand or have due date in a month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. Up to the date of this report, those loans have not yet been repaid.

(c) Capital Lease Obligation. We have purchased a motor vehicle under capital leases.

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

Recent Accounting Pronouncements

In January 2014, the FASB has issued ASU 2014-03, Derivatives and Hedging (Topic 815) — Accounting for Certain Receive-Variable Pay-Fixed Interest Rate Swaps—Simplified Hedge Accounting Approach. These amendments permit private companies (other than financial institutions) the option to use a simplified hedge accounting approach to account for interest rate swaps that are entered into for the purpose of converting variable-rate interest payments to fixed-rate payments. When a private company applies the simplified hedge accounting approach, the income statement charge for interest expense will be similar to the amount that would result if the company had directly entered into a fixed-rate borrowing instead of a variable-rate borrowing and an interest rate swap. Furthermore, the simplified hedge accounting approach provides a practical expedient to measuring the fair value of swaps by allowing the use of settlement value, which removes the consideration of nonperformance risk. A full retrospective approach or modified retrospective approach is allowed for transition. Disclosures for a change in accounting principle are required upon adoption. The standard is effective for annual periods beginning after December 15, 2014 and interim periods within annual periods beginning after December 15, 2015.The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In March 2014, the FASB has issued ASU 2014-07, Consolidation (Topic 810) — Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements. These amendments allow a private company to elect (when certain conditions exist) not to apply variable interest entity guidance to a lessor under common control. Instead, the private company would make certain disclosures about the lessor and leasing arrangement. A private company lessee could elect the alternative when: 1) The private company lessee and the lessor are under common control; 2) The private company lessee has a leasing arrangement with the lessor; 3) Substantially all of the activity between the private company lessee and the lessor is related to the leasing activities between those two companies; and 4) If the private company lessee explicitly guarantees or provides collateral for any obligation of the lessor related to the asset leased by the private company, then the principal amount of the obligation at inception does not exceed the value of the asset leased by the private company from the lessor. The standard is effective for annual periods beginning after December 15, 2014 and interim periods within annual periods beginning after December 15, 2015. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In April 2014, the FASB has issued ASU 2014-08, Presentation of Financial Statements  (Topic 205) and Property, Plant, and Equipment (Topic 360) — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The standard is effective in the first quarter of 2015 for public organizations with calendar year ends. For most nonpublic organizations, it is effective for annual financial statements with fiscal years beginning on or after December 15, 2014, and interim periods thereafter. The Company has determined that there was no impact from the adoption of the standard.

In May 2014, the FASB has issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) Identify the contract(s) with a customer. (2) Identify the performance obligations in the contract. (3) Determine the transaction price. (4) Allocate the transaction price to the performance obligations in the contract. (5) Recognize revenue when (or as) the entity satisfies a performance obligation. For a public entity, the amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. For all other entities, they are effective for annual reporting periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. A nonpublic entity may elect to apply the guidance in this ASU early with certain restrictions. The Company has not determined the effect the adoption of the standard will have on its consolidated financial statements.

In June 2014, the FASB has issued ASU 2014-12, Compensation – Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The effective date is the same for both public business entities and all other entities. Entities may apply the amendments in this ASU either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company has not determined the effect the adoption of the standard will have on its consolidated financial statements.

In August 2014, the FASB has issued ASU 2014-13, Consolidation (Topic 810) - Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. The amendments in ASU 2014-13 provide an alternative to Topic 820, Fair Value Measurement, for measuring the financial assets and the financial liabilities of a consolidated collateralized financing entity to eliminate the difference in the fair value of the financial assets of a collateralized financing entity, as determined under GAAP, when they differ from the fair value of its financial liabilities even when the financial liabilities have recourse only to the financial assets. When the measurement alternative is elected, both the financial assets and the financial liabilities of the collateralized financing entity should be measured using the more observable of the fair value of the financial assets or the fair value of the financial liabilities. The amendments clarify that when the measurement alternative is elected, a reporting entity’s consolidated net income (loss) should reflect the reporting entity’s own economic interests in the collateralized financing entity, including: (1) changes in the fair value of the beneficial interests retained by the reporting entity, and (2) beneficial interests that represent compensation for services. The standard is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the changes are effective for annual periods ending after December 15, 2016, and interim periods beginning after December 15, 2016. Early adoption is permitted as of the beginning of an annual period. The amendments may be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the annual period of adoption. The amendments may also be applied retrospectively to all relevant prior periods beginning with the annual period in which ASU 2009-17 was initially adopted. The Company has not determined the effect the adoption of the standard will have on its consolidated financial statements..

In August 2014, the FASB has issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company has not determined the effect the adoption of the standard will have on its consolidated financial statements.

In November 2014, the FASB has issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in ASU 2014-16 do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The amendments in this ASU also clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (i.e., the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. The standard is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption, including adoption in an interim period, is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The effects of initially adopting these amendments should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In December 2014, the FASB has issued ASU 2014-18, Business Combinations (Topic 805): Accounting for Identifiable Intangible Assets in a Business Combination. The amendments in ASU 2014-18 allow a private company that elects this accounting alternative to recognize or otherwise consider the fair value of intangible assets as a result of any in-scope transactions should no longer recognize separately from goodwill: (1) customer-related intangible assets unless they are capable of being sold or licensed independently from the other assets of the business, and (2) noncompetition agreements. An entity that elects the accounting alternative in ASU 2014-18 must adopt the private company alternative to amortize goodwill as described in ASU No. 2014-02, Intangibles—Goodwill and Other (Topic 350): Accounting for Goodwill. However, an entity that elects the accounting alternative in Update 2014-02 is not required to adopt the amendments in this ASU. The decision to adopt the accounting alternative in ASU 2014-18 must be made upon the occurrence of the first transaction within the scope of this accounting alternative (transaction) in fiscal years beginning after December 15, 2015, and the effective date of adoption depends on the timing of that first transaction. If the first transaction occurs in the first fiscal year beginning after December 15, 2015, the elective adoption will be effective for that fiscal year’s annual financial reporting and all interim and annual periods thereafter. If the first transaction occurs in fiscal years beginning after December 15, 2016, the elective adoption will be effective in the interim period that includes the date of that first transaction and subsequent interim and annual periods thereafter. Early adoption is permitted for any interim and annual financial statements that have not yet been made available for issuance. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In January 2015, the FASB has issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The amendments in ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. An entity that prospectively applies this ASU should disclose both the nature and the amount of an item included in income from continuing operations after adoption that adjusts an extraordinary item previously classified and presented before the date of adoption, if applicable. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In February 2015, the FASB has issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, The amendments in ASU 2015-02 are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification™ and improves current GAAP by: (1) placing more emphasis on risk of loss when determining a controlling financial interest, (2) reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE), (3)-changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. The standard is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the requirements are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. ASU 2015-02 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In April 2015, the FASB has issued ASU 2015-04, Compensation - Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. The amendments in ASU 2015-04 permit an entity with a fiscal year-end that does not coincide with a month-end a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. Employee benefit plans are not within the scope of the amendments. The standard is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Earlier adoption is permitted. The amendments should be applied prospectively. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In May 2015, the FASB has issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The amendments in ASU 2015-07 remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The standard is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. Early adoption is permitted. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2015, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

On July 5, 2013, Yi Gao received a notice from the People's Court of Huangpu District, Shanghai that Shanghai Shenpu advertising Co. Ltd (“Shenpu”), as plaintiff, had initiated a contract dispute against Yi Gao seeking an aggregate of RMB1,807,215 (equivalent to approximately US$291,000 at the then-prevailing exchange rate) for unpaid rights fee, penalty and production cost. On August 7, 2013, Yi Gao received a court verdict from the People's Court of Huangpu District, Shanghai that Yi Gao is liable to repay the unpaid fee of RMB650,000, penalty and production cost. On August 26, 2013, Yi Gao submitted an appeal to People's Court of Huangpu District, Shanghai that the penalty calculated is not reasonable. On November 13, 2013, Yi Gao withdrew the appeal. As a result, Yi Gao is liable to pay an aggregate of RMB765,463 (equivalent to approximately US$124,870 at the then-prevailing exchange rate) to Shenpu. On February 19, 2014, Yi Gao paid RMB45,221 to Shenpu. In June 2015, the Company’s subsidiary, NCN Media Services Limited, disposed of its entire 100% equity interests of Linkrich Enterprise Advertising and Investment Limited and Yi Gao Shanghai Advertising Limited to an individual.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended June 30, 2015 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

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

Date: August 14, 2015	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Shirley Cheng
Shirley Cheng, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)