Form 10-Q
period 2015-09-30
NETWORK CN INC
filed 2015-11-13
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)          Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 13, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	8,041,995

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NETWORK CN INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Note	As of September 30, 2015	As of December 31, 2014
ASSETS
Current Assets
Cash		$6,823	$22,645
Accounts receivable, net	5		11,926
Prepaid expenses and other current assets, net	6	103,222	151,571
Total Current Assets		110,045	186,142

Equipment, Net		19,867	38,528

TOTAL ASSETS		$129,912	$224,670

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
1% convertible promissory note due 2016, net	9	$5,000,000	$-
Accounts payable, accrued expenses and other payables	7	4,605,865	4,524,112
Capital lease obligation	8	12,825	12,144
Total Current Liabilities		9,618,690	4,536,256

Non-Current Liabilities
1% convertible promissory note due 2016, net	9	-	5,000,000
Capital lease obligation, net of current portion	8	7,900	17,604
Total Non-Current Liabilities		7,900	5,017,604

TOTAL LIABILITIES		9,626,590	9,553,860

COMMITMENTS AND CONTINGENCIES	10

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 26,666,667 shares authorized Shares issued and outstanding: 8,041,995 and 7,718,964 as of September 30, 2015 and December 31, 2014, respectively+		8,042	7,719
Additional paid-in capital		123,667,406	123,268,503
Accumulated deficit		(134,876,160)	(134,308,106)
Accumulated other comprehensive income		1,704,034	1,702,694
TOTAL STOCKHOLDERS’ DEFICIT	11	(9,496,678)	(9,329,190)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$129,912	$224,670

The accompanying notes are an integral part of the condensed consolidated financial statements.

+ As restated to give retroactive effect to the 1 for 15 shares reverse stock split which occurred on August 11, 2015.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(UNAUDITED)

		Three Months Ended		Nine Months Ended
	Note	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
REVENUES
Advertising services		$-	$204,234	$-	$667,752

COST OF REVENUES
Cost of advertising services		-	(161,469)	-	(1,032,972)

GROSS GAIN/(LOSS)		-	42,765	-	(365,220)

OPERATING EXPENSES
Selling and marketing		-	(9,947)	-	(51,339)
General and administrative		(137,343)	(212,282)	(436,176)	(715,296)
Gain from write-off of long-aged payables		-	-	437,749	-
Gain from disposal of subsidiaries		-	-	129,726	-
Stock based compensation for services		(667)	(6,291)	(351,976)	(74,473)
Total Operating Expenses		(138,010)	(228,520)	(220,677)	(841,108)

GAIN/(LOSS) FROM OPERATIONS		(138,010)	(185,755)	(220,677)	(1,206,328)

OTHER INCOME, NET
Interest income		1	2	3	30
Other income, net		-	1,730	-	6,805
Total Other Income, Net		1	1,732	3	6,835

INTEREST AND OTHER DEBT- RELATED EXPENSES
Amortization of deferred charges and debt discount	9	-	-	-	(935,588)
Interest expense	7, 8&9	(121,694)	(88,788)	(347,380)	(257,461)
Total Interest and Other Debt– Related Expenses		(121,694)	(88,788)	(347,380)	(1,193,049)

NET LOSS BEFORE INCOME TAXES		(259,703)	(272,811)	(568,054)	(2,392,542)
Income taxes		-	-		-
NET LOSS		$(259,703)	$(272,811)	$(568,054)	$(2,392,542)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)		(106)	(2,557)	1,340	5,632
Total other comprehensive income (loss)		(106)	(2,557)	1,340	5,632

COMPREHENSIVE LOSS		$(259,809)	$(275,368)	$(566,714)	$(2,386,910)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED+	13	$(0.032)	$(0.035)	$(0.071)	$(0.313)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED+	13	8,041,881	7,727,964	7,986,272	7,648,731

The accompanying notes are an integral part of the condensed consolidated financial statements.

+ As restated to give retroactive effect to the 1 for 15 shares reverse stock split which occurred on August 11, 2015.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(UNAUDITED)

	Nine Months Ended
	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(568,054)	$(2,392,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:
Equipment	12,749	32,987
Deferred charges and debt discount	-	935,588
Gain from write-off of long-aged payables	(437,749)	-
Gain from disposal of subsidiaries	(129,726)	-
Stock-based compensation for service	351,976	74,473
Loss (Gain) on disposal of equipment	7,441	(17,100)

Changes in operating assets and liabilities:
Accounts receivable, net	(5)	753,813
Prepaid expenses and other current assets, net	48,349	180,239
Accounts payable, accrued expenses and other payables	361,373	(548,724)
Net cash used in operating activities	(353,646)	(981,266)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,535)	(14,268)
Proceeds from sales of equipment	-	30,126
Net cash (used in) provided by investing activities	(1,535)	15,858

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placements	-	750,000
Proceeds from short-term loan	348,192	415,726
Repayment of short-term loan	-	(105,874)
Repayment of director’s loan	-	(85,244)
Repayment of capital lease obligation	(9,023)	(8,342)
Net cash provided by financing activities	339,169	966,266

EFFECT OF EXCHANGE RATE CHANGES ON CASH	190	5,850

NET DECREASE IN CASH	(15,822)	6,708

CASH, BEGINNING OF PERIOD	22,645	111,889

CASH, END OF PERIOD	$6,823	$118,597

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$1,362	$197,588

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

The unaudited condensed consolidated financial statements for the nine months ended September 30, 2015 and 2014 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair presentation of financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Details of the Company’s principal subsidiaries and variable interest entities as of September 30, 2015 are described in Note 4 – Subsidiaries and Variable Interest Entities.

Reverse Split

On July 30, 2015, we filed a Certificate of Amendment to our Certificate of Incorporation with the Delaware Secretary of State to effect a 1-for-15 reverse stock split of the Company’s outstanding common stock (the “Reverse Split”) together with a reduction in the authorized common stock from 400,000,000 to 26,666,667 shares.  Our common stock commenced trading on a post-split basis on August 11, 2015.

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

Going Concern

The Company has experienced recurring net losses of $568,054 and $2,392,542 for the nine months ended September 30, 2015 and 2014, respectively. Additionally, the Company has net cash used in operating activities of $353,646 and $981,266 for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and December 31, 2014, the Company has stockholders’ deficits of $9,496,678 and $9,329,190, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

In response to current financial conditions, the Company has undergone a drastic cost-cutting exercise, including reduction of the Company’s workforce, office rentals and other general and administrative expenses. The Company has actively explored new prominent media projects in order to provide a wider range of media and advertising services and improve our financial performance.

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

(D) Cash and Cash Equivalents

Cash includes cash on hand, cash accounts, and interest bearing savings accounts placed with banks and financial institutions. For the purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2015 and December 31, 2014, the Company had no cash equivalents.

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

The Company determined the 1% convertible promissory notes to be conventional convertible instruments under ASC Topic 815, Derivatives and Hedging. Its embedded conversion option qualified for equity classification, The embedded beneficial conversion feature was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The debt discount resulting from the allocation of proceeds to the beneficial conversion feature is amortized over the term of the 1% convertible promissory notes from the respective dates of issuance using the effective interest method.

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

Common stock, stock options and warrants issued to other than employees or directors in exchange for services are recorded on the basis of their fair value. In accordance with ASC Topic 505, Equity, the non-employee stock options or warrants are measured at their fair value by using the Black-Scholes option pricing model as of the earlier of the date at which a commitment for performance to earn the equity instruments is reached (“performance commitment date”) or the date at which performance is complete (“performance completion date”). The stock-based compensation expenses are recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Accounting for non-employee stock options or warrants which involve only performance conditions when no performance commitment date or performance completion date has occurred as of the reporting date requires measurement at the equity instruments then-current fair value. Any subsequent changes in the market value of the underlying common stock are reflected in the expense recorded in the subsequent period in which that change occurs.

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

The diluted net loss per share is the same as the basic net loss per share for the nine months ended September 30, 2015 and 2014, as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

(O) Operating Leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Payments made under operating leases are charged to the unaudited condensed consolidated statements of operations on a straight-line basis over the lease period.

(P) Capital Leases

Leases are classified as capital leases whenever the terms of the lease transfer substantially all the risks and rewards of ownership to the lessee. Assets held under capital leases are initially recognized as assets at their fair value or, if lower, the present value of the minimum lease payments. Each lease payment is allocated between the liability and finance charges so as to achieve a constant rate on the finance balance outstanding. The interest elements of the finance cost is charged to the unaudited condensed consolidated statements of operations over the lease period so as to produce a constant rate of interest on the remaining balance of the liability for each period. The equipment acquired under finance leases is depreciated over the shorter of the useful life of the asset and the lease term.

(Q) Foreign Currency Translation

The assets and liabilities of the Company’s subsidiaries and variable interest entity denominated in currencies other than U.S. dollars are translated into U.S. dollars using the applicable exchange rates at the balance sheet date. For the unaudited condensed consolidated statements of operations’ items, amounts denominated in currencies other than U.S. dollars were translated into U.S. dollars using the average exchange rate during the period. Equity accounts were translated at their historical exchange rates. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholders’ equity as accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are reflected in the unaudited condensed consolidated statements of operations.

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

All the revenue of the Company and a significant portion of the Company’s assets are generated and located in China. The Company’s business activities and accounts receivable are mainly from advertising services. Deposits are usually collected from customers in advance and the Company performs ongoing credit evaluations of its customers. The Company believes that no significant credit risk exists that would give rise to a credit loss.

The Company is engaged in the provision of out-of-home advertising in China. As of September 30, 2015 and December 31, 2014, one customer accounted for approximately nil and 97% of its accounts receivable balances, respectively. Due to the longstanding nature of its relationships with this customer and contractual obligations, the Company is confident that it will recover these amounts. The Company establishes an allowance for doubtful debts accounts upon its assessment of various factors. The Company considers historical experience, the age of the receivable balances, the credit quality of its customers, current economic conditions, and other factors that may affect customers’ ability to pay to determine the level of allowance required.

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

(U) Recent Accounting Pronouncements

In May 2014, the FASB has issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) Identify the contract(s) with a customer. (2) Identify the performance obligations in the contract. (3) Determine the transaction price. (4) Allocate the transaction price to the performance obligations in the contract. (5) Recognize revenue when (or as) the entity satisfies a performance obligation. For a public entity, the amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. For all other entities, they are effective for annual reporting periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. A nonpublic entity may elect to apply the guidance in this ASU early with certain restrictions. In July 2015, the Financial Accounting Standards Board (“FASB”) voted to defer the effective date of the new accounting guidance related to revenue recognition by one year to December 15, 2017 for annual reporting periods beginning after that date and permitted early adoption of the standard, but not before fiscal years beginning after the original effective date of December 15, 2016. In August 2015, the FASB has issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU 2014-09. The Company has not determined the effect the adoption of the standard will have on its consolidated financial statements.

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

In May 2015, the FASB has issued ASU 2015-08, Business Combinations (Topic 805): Pushdown Accounting – Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. The amendments in ASU 2015-08 amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115, Topic 5: Miscellaneous Accounting, regarding various pushdown accounting issues. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In June 2015, the FASB has issued ASU 2015-10, Technical Corrections and Improvements. The amendments in ASU 2015-10 represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. In addition, some of the amendments are intended to make the Codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification. The amendments that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon issuance. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In July 2015, the FASB has issued ASU 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965) - I. Fully Benefit-Responsive Investment Contracts, II. Plan Investment Disclosures, and III. Measurement Date Practical Expedient. The amendments are in 3 parts. Among other things: Part 1 amendments designate contract value as the only required measure for fully benefit-responsive investment contracts; Part II amendments eliminate the requirement that plans disclose: (a) individual investments that represent 5 percent or more of net assets available for benefits; and (b) the net appreciation or depreciation for investments by general type requirements for both participant-directed investments and nonparticipant-directed investments. Part III amendments provide a practical expedient to permit plans to measure investments and investment-related accounts (e.g., a liability for a pending trade with a broker) as of a month-end date that is closest to the plan’s fiscal year-end, when the fiscal period does not coincide with month-end. Parts I and II are effective on a retrospective basis, and Part III is effective on a prospective basis, for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In August 2015, the FASB has issued ASU 2015-15 Interest—Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting). On April 7, 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance in ASU 2015-03 (see paragraph 835-30-45-1A) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 adds these SEC comments to the "S" section of the Codification. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In September 2015, the FASB has issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. It is effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

NOTE 4.                   SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal subsidiaries and variable interest entities as of September 30, 2015 were as follows:
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
2)
During the nine months ended September 30, 2015, the Company’s subsidiary, NCN Media Services Limited, disposed of its entire 100% equity interests of Linkrich Enterprise Advertising and Investment Limited, a Hong Kong investment holding company and Yi Gao Shanghai Advertising Limited, a PRC advertising company which has maintained minimal operation since October 2014, to an individual at $1 consideration. Accordingly, the Company recorded a gain from disposal of subsidiaries of $129,726 for the  nine months ended September 30, 2015.

NOTE 5.               ACCOUNTS RECEIVABLE, NET

Accounts receivable, net as of September 30, 2015 and December 31, 2014 were as follows:

	As of September 30, 2015	As of December 31, 2014
Accounts receivable	$-	$25,514
Less: allowance for doubtful debts	-	(13,588)
Total	$-	$11,926

The Company recorded no allowance for doubtful debts for accounts receivables for the three and nine months ended September 30, 2015 and 2014.

NOTE 6.               PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of September 30, 2015 and December 31, 2014 were as follows:

	As of September 30, 2015	As of December 31, 2014
Payments from customers withheld by a third party	$-	$1,568,151
Prepaid expenses	103,020	103,748
Rental and other deposits	202	45,449
Other receivables	-	4,525
Sub-total	103,222	1,721,873
Less: allowance for doubtful debts	-	(1,570,302)
Total	$103,222	$151,571

The Company recorded no allowance for doubtful debts for prepaid expenses and other current assets for the three and nine months ended September 30, 2015 and 2014.

NOTE 7.               ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of September 30, 2015 and December 31, 2014 were as follows:

	As of September 30, 2015	As of December 31, 2014
Accrued advertising operating rights	$-	$525,790
Accrued staff benefit and related fees	1,222,702	1,237,128
Accrued professional fees	137,711	139,276
Accrued interest expenses	754,493	408,474
Other accrued expenses	40,831	79,077
Short-term loans 1)	2,442,146	2,093,953
Receipts in advance	-	10,834
Other payables	7,982	29,580
Total	$4,605,865	$4,524,112

1) As of September 30, 2015, the Company recorded an aggregated amount of $2,442,146 of short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on due date. As of the date of this report, those loans have not yet been repaid.

The interest expenses of the short-term loans for the three months ended September 30, 2015 and 2014 were $108,694 and $75,562, while for the nine months ended September 30, 2015 and 2014 amounted to $308,621 and $218,295, respectively.

NOTE 8.	CAPITAL LEASE OBLIGATION

As of September 30, 2015, the gross amount of the motor vehicle under capital leases was $57,692. The following is a schedule by years of future minimum lease payment under capital leases together with the present value of the net minimum lease payment as of September 30, 2015.

Fiscal years ending December 31,
2015	$3,462
2016	13,846
2017	4,615
Total minimum lease payments	21,923
Less: Amount representing interest	(1,198)
Present value of net minimum lease payment	20,725
Less: Current portion	(12,825)
Non-current portion	$7,900

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

Pursuant to a note exchange and option agreement, dated April 2, 2009 (the “Note Exchange and Option Agreement”), between the Company and Keywin, Keywin exchanged its Amended and Restated Note in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 4,093,806 shares of the Company’s common stock and an option to purchase an aggregate of 2,020,202 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000 (the “Keywin Option”). The Keywin Option was originally exercisable for a three-month period which commenced on April 2, 2009, but pursuant to several subsequent amendments, the exercise period has been extended to an eighty-one--month period ending on January 1, 2016, subject to the Company’s right to unilaterally terminate the exercise period upon 30 days’ written notice. As of September 30, 2015, the Keywin Option has not been exercised.

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

Convertible promissory notes, net as of September 30, 2015 and December 31, 2014 were as follows:

	As of September 30, 2015	As of December 31, 2014
Gross carrying value	$5,000,000	$5,000,000
Less: Allocated intrinsic value of beneficial conversion feature	-	-
Add: Accumulated amortization of debt discount	-	-
	5,000,000	5,000,000
Less: Current portion	(5,000,000)	-
Non-current portion	$-	$5,000,000

The amortization of deferred charges and debt discount for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Conversion Features	$-	$-	$-	$935,588
Deferred Charges	-	-	-	-
Total	$-	$-	$-	$935,588

Interest Expense

The interest expenses of the 1% Convertible Promissory Notes for the three months ended September 30, 2015 and 2014 were $12,603 and $12,602, respectively, while for the nine months ended September 30, 2015 and 2014 amounted to $37,397 and $37,403, respectively.

NOTE 10.                      COMMITMENTS AND CONTINGENCIES

(A) Commitments

Capital commitments

As of September 30, 2015, the Company had commitments for capital expenditures in connection with construction of roadside advertising panels and mega-size advertising panels as well as the leasehold improvement of approximately $29,000.

(B) Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. Set forth below is a description of certain loss contingencies as of September 30, 2015 and management’s opinion as to the likelihood of loss in respect of loss contingency.

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

NOTE 11.                  STOCKHOLDERS’ DEFICIT

(A)  Stock, Options and Warrants Issued for Services

1. In August 2006, the Company issued a warrant to purchase up to 1,333 shares of restricted common stock to a consultant at an exercise price $52.5 per share. One-fourth of the shares underlying the warrant became exercisable every 45 days beginning from the date of issuance. The warrant remains exercisable until August 25, 2016. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as with the following assumptions and estimates: expected dividend 0%, volatility 192%, a risk-free rate of 4.5% and an expected life of one (1) year. The value of the warrant recognized for the three and nine months ended September 30, 2015 and 2014 was $nil. As of September 30, 2015, none of the warrant was exercised.

2. In December 2012, the Company entered into two consultancy agreements with two consultants. Pursuant to the agreements, these two consultants were granted 400,000 shares and 166,667 shares, respectively, for their services rendered. In December 2012, the Company issued 266,667 and 166,667 shares of par value of $0.001 each to these two consultants, respectively. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $390,000 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2012.  In January 2014, the Company issued the remaining 133,333 shares of par value of $0.001 to one of the consultants. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended September 30, 2015 and September 30, 2014, while the Company recognized $nil and $55,600 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the nine months ended September 30, 2015 and September 30, 2014.

3. In August 2013, the Board of Directors granted an aggregate of 24,000 shares of common stock to the directors of the Company for their services rendered during the year from July 1, 2013 to June 30, 2014. Each director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Earnest Leung, 8,000 shares; Gerald Godfrey, 8,000 shares; and Charles Liu, 8,000 shares. The Company recognized $nil of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended September 30, 2015 and 2014, respectively, while during the nine months ended September 30, 2015 and 2014 such amounts were $nil and $12,582, respectively.

4. On February 24, 2014, the Company completed three private placements of 500,000 shares of restricted common stock at $1.5 per share. The transaction took place with three investors and generated gross proceeds of $750,000 during the period ended September, 2014.

5. In February 2015, the Company agreed to issue an aggregate of 56,250 shares of common stock to the independent director, Charles Liu as director’s fee from November 16, 2011 to June 30, 2014.

6. In February 2015, the Board of Directors granted an aggregate of 39,999 shares of common stock to the directors of the Company for their services rendered during the year from July 1, 2014 to June 30, 2015. Each director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Earnest Leung, 13,333 shares; Wong Wing Kong, 13,333 shares; and Shirley Cheng, 13,333 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended September 30, 2015 and 2014, respectively, while during the nine months ended September 30, 2015 and 2014 such amounts were $27,309 and $nil, respectively.

7. In April 2015, the Company entered into a consultancy agreement with a consultant. Pursuant to the agreement, the consultant was granted 266,667 shares for his services rendered. In April 2015, the Company issued 266,667 shares of par value of $0.001 each to the consultant. In connection with this stock grants and in accordance with ASC Topic 718, the Company recognized $nil of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operations for the three months ended September 30, 2015, while $324,000 was recognized  during the nine months ended September 30, 2015.

8. In August 2015, the Board of Directors granted an aggregate of 53,332 shares of common stock to the directors of the Company for their services rendered during the year from July 1, 2015 to June 30, 2016. Each director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Earnest Leung, 13,333 shares; Wong Wing Kong, 13,333 shares; Frederick Wong, 13,333 shares and Shirley Cheng, 13,333 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $667 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended September 30, 2015, while during the nine months ended September 30, 2015 such amounts were $667.

NOTE 12.                  RELATED PARTY TRANSACTIONS

Except as set forth below, during the three and nine months ended September 30, 2015 and 2014, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

In April 2009, in connection with debt restructuring, Statezone Ltd. of which Dr. Earnest Leung, the Company’s Chief Executive Officer and a Director (being appointed on July 15, 2009 and May 11, 2009, respectively) was the sole director, provided agency and financial advisory services to the Company. Accordingly, the Company paid an aggregate service fee of $350,000, of which $250,000 has been recorded as issuance costs for 1% Convertible Promissory Notes and $100,000 has been recorded as prepaid expenses and other current assets, net since April 2009. Such $100,000 is refundable unless the Keywin Option is exercised and completed.

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

During the nine months ended September 30, 2015 and 2014, the Company repaid loans of $nil and $85,244 to its director, respectively. As of September 30, 2015 and December 31, 2014, the Company recorded an amount of $nil payable to director.

NOTE 13.                  NET LOSS PER COMMON SHARE

Net loss per common share information for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Numerator:
Net loss attributable to NCN common stockholders	$(259,703)	$(272,811)	$(568,054)	$(2,392,542)
Denominator :
Weighted average number of shares outstanding, basic	8,041,881	7,727,964	7,986,272	7,648,731
Effect of dilutive securities	-	-	-	-
Options and warrants	-	-	-	-
Weighted average number of shares outstanding, diluted	8,041,881	7,727,964	7,986,272	7,648,731

Net loss per common share – basic and diluted+	$(0.032)	$(0.035)	$(0.071)	$(0.313)

The diluted net loss per common share is the same as the basic net loss per common share for the three and nine months ended September 30, 2015 and 2014 as all potential common shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. The securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss income per common share because of anti-dilutive effect as of September 30, 2015 and 2014 were summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Potential common equivalent shares:
Stock warrants for services*	-	-	-	-
Conversion feature associated with convertible promissory notes to common stock	-	-	-	-
Common stock to be granted to consultants for services (including non- vested shares)*	1,333	1,333	1,333	1,333
Stock options granted to Keywin	-	164,226	-	119,953
Total	1,333	165,559	1,333	121,286

Remarks:
*As of September 30, 2015, the number of potential common equivalent shares associated with warrants issued for services was nil, which was related to a warrant to purchase 1,333 shares of common stock issued by the Company to a consultant in 2006 for service rendered at an exercise price of $52.50, which will expire in August 2016.
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

Total advertising revenues were $nil and $667,752 for the nine months ended September 30, 2015 and 2014, respectively and we have net loss of $568,054 and $2,392,542 for the nine months ended September 30, 2015 and 2014, respectively. Our results of operations were negatively affected by a variety of factors, which led to less than expected revenues and cash inflows during the fiscal year 2015, including the following:

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

Recent Development

Reverse Split

On July 30, 2015 we filed a Certificate of Amendment to our Certificate of Incorporation with the Delaware Secretary of State to effect a 1-for-15 reverse stock split of the Company’s outstanding common stock  (the “Reverse Split”) together with a reduction in the authorized common stock from 400,000,000 to 26,666,667 shares.
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

Comparison of Three Months Ended September 30, 2015 and September 30, 2014

Revenues – Our revenues consist primarily of income from out-of-home advertising panels. We recognize revenue in the period when advertisements are displayed. Revenues from advertising services for the three months ended September 30, 2015 were $nil, as compared to $204,234 for the corresponding prior year period. The decrease was attributed to the termination of two media advertising projects in Shanghai and Zuhai in June 2014 and September 2014, respectively.

Cost of Revenues – Cost of revenues primarily consists of fees to obtain rights to operate advertising panels, advertising agency service fees, media display equipment depreciation expenses and other miscellaneous expenses. Cost of revenues for the three months ended September 30, 2015 was $nil, a decrease of 100% as compared to $161,469 for the three months ended September 30, 2014. The decrease was attributed to the termination of two media advertising projects in Shanghai and Zuhai in June 2014 and September 2014, respectively.

Gross Profit/Loss – Our gross profit for the three months ended September 30, 2015 was $nil, as compared to $42,765 for the corresponding prior year period.

Selling and Marketing Expenses – Selling and marketing expenses primarily consist of advertising and other marketing related expenses, compensation and related expenses for personnel engaged in sales and sales support functions. Selling and marketing expenses for the three months ended September 30, 2015 decreased by 100% to $nil, as compared to $9,947 for the corresponding prior period. The decrease was mainly due to the reduction of our workforce.

General and Administrative Expenses – General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, employee bonuses and other staff welfare and benefits, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses). General and administrative expenses for the three months ended September 30, 2015 decreased by 37% to $137,343, as compared to $218,573 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to (1) our continuous cost cutting measures,(2) a decrease in headcount compare to 2014 and (3) decrease in rental expenses in 2015

Gain from write-off of long aged payables – Gain from write-off of long-aged payables was $nil for the three months ended September 30, 2015 and 2014.

Gain from disposal of subsidiaries – Gain from disposal of subsidiaries was $nil for the three months ended September 30, 2015 and 2014.

Stock based compensation for services – Stock-based compensation for services is stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718. Stock-based compensation for services was $667 for the three months ended September 30, 2015. This decreased by 89%, as compared to $6,291 for the corresponding prior year period.  The decrease in the stock-based compensation was mainly due to a decrease in the stock price at the date of the stock grant during the three months ended September 30, 2015.

Other income – Other income for the three months ended September 30, 2015 was $1, compared to other income of $1,732 for the corresponding prior year period. The decrease in other income was mainly due to the decrease in consultancy income in 2015.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the three months ended September 30, 2015 increased to $121,694, or by 37%, as compared to $88,788 for the corresponding prior year period.  The increase was mainly due to the increase of short term loans.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended September 30, 2015 and 2014, because the Company and all of its subsidiaries and variable interest entity operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $259,703 for the three months ended September 30, 2015, a decrease of 5%, as compared to $272,811 for the corresponding prior year period. The decrease in net loss was primarily due to continuous cost cutting and set off by the increase in interest expenses during the three months ended September 30, 2015.

Comparison of Nine Months Ended September 30, 2015 and June 30, 2014

Revenues – Revenues from advertising services for the nine months ended September 30, 2015 were $nil, as compared to $667,752 for the corresponding prior year period, a decrease of 100%. The decrease was attributed to the termination of two media advertising projects in Shanghai and Zuhai in June 2014 and September 2014, respectively.

Cost of Revenues – Cost of revenues for the nine months ended September 30, 2015 was $nil, a decrease of 100% as compared to $1,032,972 for the nine months ended September 30, 2014. The decrease was attributed to the termination of two media advertising projects in Shanghai and Zuhai in June 2014 and September 2014, respectively.

Gross Loss – Our gross loss for the nine months ended September 30, 2015 was $nil, as compared to $365,220 for the corresponding prior year period. The decrease was attributed to the termination of two media advertising projects in Shanghai and Zuhai in June 2014 and September 2014, respectively.

Selling and Marketing Expenses – Selling and marketing expenses for the nine months ended September 30, 2015 decreased by 100% to $nil, compared to $51,339 for the corresponding prior period. The decrease was mainly due to the restructuring of our sales team so as to enhance our operational effectiveness and efficiency and our continuous cost cutting measures.

General and Administrative Expenses – General and administrative expenses for the nine months ended September 30, 2015 decreased by 45% to $436,176, compared to $715,296 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to continuous cost cutting measures.

Gain from write-off of long aged payables – Gain from write-off of long-aged payables was $437,749 for the nine months ended September 30, 2015.  We believe the obligation for future settlement for such long-aged payables is remote and therefore wrote them off.

Gain from disposal of subsidiaries – Gain from disposal of subsidiaries was $129,726 for the nine months ended September 30, 2015 which was due to the disposal of Linkrich Enterprise Advertising and Investment Limited and Yi Gao Shanghai Advertising Limited.

Stock based compensation for services – Stock-based compensation for services is stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718. Stock-based compensation for services was $351,976 for the nine months ended September 30, 2015. This increased by 373%, as compared to $74,473 for the corresponding prior year period.  The increase in the stock-based compensation was mainly due to more stock having been granted for services rendered during the nine months ended September, 2015.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the nine months ended September 30, 2015 decreased to $347,380, or by 71%, compared to $1,193,049 for the corresponding prior year period. The decrease was mainly due to the decrease in amortization of debt discount as a result of the convertible promissory notes in April 2014 and offset by the increase in interest paid for the short term loans.

Other income – Other income for the nine months ended September 30, 2015 was $3, compared to other income of $6,835 for the corresponding prior year period. The decrease in other income was mainly due to the decrease in consultancy income in 2015.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the nine months ended September 30, 2015 and 2014 as the Company and all of its subsidiaries and its variable interest entities operated at a taxable loss during the respective periods.

Net (Loss) Income – The Company incurred a net loss of $568,054 for the nine months ended September 30, 2015, compared to of $2,392,542 for the corresponding prior year period. The decrease in net loss was primarily due to the continuous cost-cutting during the nine months ended September 30, 2015 and decrease in amortization of debt discount.

Liquidity and Capital Resources

As of September 30, 2015, we had cash of $6,823, as compared to $22,645 as of December 31, 2014, a decrease of $15,822. The decrease was mainly attributable to the cash utilized by operating activities.

The following table sets forth a summary of our cash flows for the periods indicated:
	Nine Months Ended
	September 30, 2015	September, 2014
Net cash used in operating activities	$(353,646)	$(981,266)
Net cash (used in) provided by investing activities	(1,535)	15,858
Net cash provided by financing activities	339,169	966,266
Effect of exchange rate changes on cash	190	5,850
Net decrease in cash	(15,822)	(6,708)
Cash, beginning of period	22,645	111,889
Cash, end of period	$6,823	$118,597

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2015 was $353,646 as compared to $981,266 for the corresponding prior year period. This was mainly attributable to decreased payments of short term loan interest and decreased receipts in advance from customers during the nine months ended September 30, 2015.

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

Started from May 2015, our address of principal executive offices was moved to 2nd Floor, Goldsland Building, 22-26 Minden Avenue, Tsim Sha Tsui, Kowloon, Hong Kong. No rent was charged by the landlord.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 was $1,535, as compared to the net cash provided by investing activities of $15,858 for the corresponding prior year period. The decrease was mainly attributable to sales proceeds from the selling of motor vehicle from our Shanghai offices during the nine months ended September 30, 2014.

Financing Activities

Net cash provided by financing activities was $339,169 for the nine months ended September 30, 2015, as compared to $966,266 for the corresponding prior year period. The decrease was mainly due to receipts from private placement for financing our operations during the nine months ended September 30, 2014.

Short-term Loans

As of September 30, 2015, the Company recorded an aggregated amount of $2,442,146 short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. Up to the date of this report, those loans have not yet been repaid.

Capital Expenditures

During the nine months ended September 30, 2015 and 2014, we acquired equipment of $1,535 and $14,268, respectively, which were primarily financed by short term loans and the cash flows generated from our operations.

The following table presents certain payments due under contractual obligations with minimum firm commitments as of September 30, 2015:

	Payments due by period
	Total	Due in 2015	Due in 2016 – 2017	Due in 2018-2019	Thereafter
Debt Obligations (a)	$5,000,000	$-	$5,000,000	$-	$-
Short Term Loan (b)	2,442,146	2,442,146	-	-	-
Capital Lease Obligation (c)	20,725	12,825	7,900	-	-

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

Recent Accounting Pronouncements

In May 2014, the FASB has issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) Identify the contract(s) with a customer. (2) Identify the performance obligations in the contract. (3) Determine the transaction price. (4) Allocate the transaction price to the performance obligations in the contract. (5) Recognize revenue when (or as) the entity satisfies a performance obligation. For a public entity, the amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. For all other entities, they are effective for annual reporting periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. A nonpublic entity may elect to apply the guidance in this ASU early with certain restrictions. In August 2015, the FASB has issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU 2014-09. The Company has not determined the effect the adoption of the standard will have on its consolidated financial statements.

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

In May 2015, the FASB has issued ASU 2015-08, Business Combinations (Topic 805): Pushdown Accounting – Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. The amendments in ASU 2015-08 amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115, Topic 5: Miscellaneous Accounting, regarding various pushdown accounting issues. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In June 2015, the FASB has issued ASU 2015-10, Technical Corrections and Improvements. The amendments in ASU 2015-10 represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. In addition, some of the amendments are intended to make the Codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification. The amendments that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon issuance. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In July 2015, the FASB has issued ASU 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965) - I. Fully Benefit-Responsive Investment Contracts, II. Plan Investment Disclosures, and III. Measurement Date Practical Expedient. The amendments are in 3 parts. Among other things: Part 1 amendments designate contract value as the only required measure for fully benefit-responsive investment contracts; Part II amendments eliminate the requirement that plans disclose: (a) individual investments that represent 5 percent or more of net assets available for benefits; and (b) the net appreciation or depreciation for investments by general type requirements for both participant-directed investments and nonparticipant-directed investments. Part III amendments provide a practical expedient to permit plans to measure investments and investment-related accounts (e.g., a liability for a pending trade with a broker) as of a month-end date that is closest to the plan’s fiscal year-end, when the fiscal period does not coincide with month-end. Parts I and II are effective on a retrospective basis, and Part III is effective on a prospective basis, for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In August 2015, the FASB has issued ASU 2015-15 Interest—Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting). On April 7, 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance in ASU 2015-03 (see paragraph 835-30-45-1A) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 adds these SEC comments to the "S" section of the Codification. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In September 2015, the FASB has issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. It is effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2015, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

We have not sold any equity securities during the quarter ended September 30, 2015 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

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

101 *
Financial statements and footnotes of Network CN Inc. for the fiscal quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T (furnished herewith)

* Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2015	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Shirley Cheng
Shirley Cheng, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)