Form 10-K
period 2015-12-31
NETWORK CN INC
filed 2017-04-14
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission file number 000-30264

NETWORK CN INC.

(Exact name of registrant as specified in its charter)
Delaware	90-0370486
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

21/F., One Harbour Square, 181 Hoi Bun Road, Kwun Tong, Kowloon, Hong Kong

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

As of June 30, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $2.97 million.

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 27, 2017 is as follows:

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

USE OF TERMS

Except as otherwise indicated by the context, references in this annual report to:

●	“BVI” are references to the British Virgin Islands;

●	“China” and “PRC” are to the People’s Republic of China;

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

Total advertising revenues were $nil and $683,749 for the years ended December 31, 2015 and 2014respectively. Our net loss was $836,776 and $2,484,932 for the years ended December 31, 2015 and 2014 respectively. Our results of operations were negatively affected by a variety of factors, which led to less than expected revenues and cash inflows during the fiscal year 2015, including the following:

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

Recent Developments

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

Shareholders received one new share of common stock in replacement of every fifteen shares held on April 22, 2015, the record date for the Reverse Split. The Reverse Split did not change the aggregate value of any stockholder’s shares of common stock with the par value remaining at $0.001 or any stockholder’s ownership percentage of the common stock, except for minimal changes resulting from the treatment of fractional shares. We did not issue any fractional shares as a result of the Reverse Split. The number of shares issued to each stockholder was rounded up to the nearest whole number if, as a result of the Reverse Split, the number of shares owned by any stockholder would not be a whole number.

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

After years of ups and downs owing to policies changes in China, we have reorganized its team and media coverage in both Mainland China and Hong Kong. Furthermore, new NCN team, basing on team’s business network, is going to build a Nationwide Peer-to-Peer Sharing Solution with an aim to maximizing OOH media coverage and utilization via offline and online channels.

We have finalized our new media partnership program and commercializing our media sharing economy (P2P) service to be launched in 2016. In the early stage of commercialization, the NCN solution will provide customers/members, with the ability to identify and share domestic media by the customers/members through our peer-to-peer media marketplace. In other words, NCNs will leverage the team's media experience and business network to build an integrated solution for “Media Online Sharing Economy”. In upcoming stages, besides of nationwide online coverage in China, NCN will complement its service portfolio with a line of offline value-added services.

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

Our corporate headquarters are located at 21/F., One Harbour Square, 181 Hoi Bun Road, Kwun Tong, Kowloon, Hong Kong, Special Administrative Region of the People’s Republic of China. Our telephone number is + (852) 2833-2186. We maintain a website at www.ncnmedia.com that links to our electronic SEC filings and contains information about our subsidiaries which is not a part of this report.  All the above documents are available free of charge on our website as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

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

Our Suppliers

In some of our current and past media projects, we are responsible for installing advertising panels and billboards. We design the shape of our advertising panels and billboards according to the terms approved in the relevant PRC governmental documents. We identify suppliers of component parts used in our advertising panels and contract assembly of our advertising panels to third-party contract assemblers who assemble our advertising panels according to our specification. We select component suppliers based on price and quality. During the fiscal years ended December 31, 2015, 2014 and 2013, we did not install any advertising panels and billboards.

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

No rights contracts were signed in 2015.

Our Customers

Our customers included large international and domestic brand name customers. Our operations were negatively affected by a variety of factors including slower economic growth in PRC, slower than expected consumer acceptance of the digital form of advertising media and customers continued to be cost-conscious in their advertising budget. To address these unfavorable market conditions, we implement cost-cutting measures with reductions in our workforce in particular the direct sales force. The reduced selling power and strong competition from other media companies resulted in the Company having no customer for 2015. The following tables set forth those customers which accounted for 10% or more of our advertising sales in fiscal year 2014 and 2013:

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

Our Intellectual Property

As of December 31, 2015, we do not have any registered trademarks, copyrights, licenses or patent rights.

Our Research and Development

No material costs have been incurred on research and development activities for the fiscal years 2015, 2014 and 2013. We do not expect to incur significant research and development costs in the coming future.

Employees

As of December 31, 2015, the Company and its subsidiaries and variable interest entities had approximately 2 employees at our office located at Hong Kong, all of which are full-time employees.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We maintain our head office in Hong Kong at 21/F., One Harbour Square, 181 Hoi Bun Road, Kwun Tong, Kowloon, Hong Kong.

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

Market for Our Common Stock

The Company’s Common Stock is currently quoted by OTC Markets Group, Inc. through the Pink Open Market, known as OTC Pink, with the symbol “NWCN". The high and low closing prices of the Company’s common stock since January 1, 2015 quoted by OTC Markets Group, Inc. are set forth below. Such closing prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. On March 1, 2017, the last reported sales price of our common stock was $0.3 per share.

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

On August 11, 2015, we filed a Certificate of Amendment to our Certificate of Incorporation with the Delaware Secretary of State to effect a 1-for-15 reverse stock split of our outstanding common stock and a reduction of our authorized shares of common stock from 400,000,000 to 26,666,667. The new CUSIP number for the Company’s common stock is 64125G 308 accordingly. On August 10, 2015, the Financial Industry Regulatory Authority (FINRA) approved the reverse split and it commenced trading on a post-split basis on August 11, 2015.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Prices (1)
	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2015:
Fourth Quarter	$0.59	$0.07
Third Quarter	$0.90	$0.51
Second Quarter	$1.34	$0.75
First Quarter	$1.05	$0.75

FISCAL YEAR ENDED DECEMBER 31, 2014:
Fourth Quarter	$1.35	$0.975
Third Quarter	$1.80	$0.975
Second Quarter	$1.80	$1.35
First Quarter	$2.775	$0.375

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.bloomberg.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 29, 2017, the Company had approximately 150 stockholders of record and 8,041,995 shares of common stock were issued and outstanding. Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

In December 2012, we changed our registrar and transfer agent for our common stock from Globex Transfer, LLC. to Pacific Stock Transfer Company. Their address is 6725 Via Austi Pkwy, Suite 300 Las Vegas, NV, USA and their telephone number and facsimile are +1 (702) 361-3033 and +1 (702) 433-1979, respectively.

Dividend Policy

The Company has not declared any dividends since incorporation and does not anticipate doing so in the foreseeable future. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business.

Our subsidiaries in the PRC may pay dividends to us through our Hong Kong subsidiaries, Cityhorizon Hong Kong and Crown Winner International Limited. Current PRC regulations only allow our subsidiaries to pay dividends to us out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. Also in accordance with its articles of association, each of our subsidiaries in the PRC is required to allocate to its enterprise development reserve at least 10% of its respective after-tax profits determined in accordance with the PRC accounting standards and regulations. Each of our subsidiaries in the PRC may stop allocations to its general reserve if such reserve has reached 50% of its registered capital. Allocations to the reserve can only be used for making up losses and other specified purposes and may not be paid to us in forms of loans, advances, or cash dividends. Dividends paid by our PRC subsidiaries to Cityhorizon Hong Kong and Crown Winner International Limited, our Hong Kong subsidiaries, will not be subject to Hong Kong capital gains or other income tax under current Hong Kong laws and regulations because they will not be deemed to be assessable income derived from or arising in Hong Kong.

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

Recent Sales of Unregistered Securities

During the past two years, we did not offer or sell any unregistered securities that were not previously disclosed in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Our Equity Securities

No repurchases of our common stock were made during our fiscal year ended December 31, 2015.

ITEM 6.  SELECTED FINANCIAL DATA

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

Total advertising revenues were $nil and $683,749 for the years ended December 31, 2015 and 2014 respectively. Our net loss was $836,776 and $2,484,932 for the years ended December 31, 2015 and 2014 respectively. Our results of operations were negatively affected by a variety of factors, which led to less than expected revenues and cash inflows during the fiscal year 2015, including the following:

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

Shareholders received one new share of common stock in replacement of every fifteen shares held on April 22, 2015, the record date for the Reverse Split. The Reverse Split did not change the aggregate value of any stockholder’s shares of common stock with the par value remaining at $0.001 or any stockholder’s ownership percentage of the common stock, except for minimal changes resulting from the treatment of fractional shares. We did not issue any fractional shares as a result of the Reverse Split. The number of shares issued to each stockholder was rounded up to the nearest whole number if, as a result of the Reverse Split, the number of shares owned by any stockholder would not be a whole number.

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

Results of Operations

Comparison of Years Ended December 31, 2015 and 2014.

Revenues. Our revenues consist primarily of income from out-of-home advertising panels. We recognize revenue in the period when advertisements are either aired or published. Revenues for the year ended December 31, 2015 were $nil, as compared to $683,749 for the year ended December 31, 2014, a decrease of 100%. There were no revenues for the year ended December 31, 2015 as the two media advertising projects in Shanghai and Zuhai was terminated June 2014 and September 2014, respectively.

Cost of Revenues. Cost of revenues primarily consists of fees to obtain rights to operate advertising panels, advertising agency service fees, media display equipment depreciation expenses and other miscellaneous expenses. Cost of revenues for the year ended December 31, 2015 was $nil, a decrease of 100% compared to $1,032,972 for the year ended December 31, 2014. There was no cost of revenues for the year ended December 31, 2015 as the two media advertising projects in Shanghai and Zuhai was terminated June 2014 and September 2014, respectively.

Gross Loss. Our gross loss for the year ended December 31, 2015 was $nil compared to a gross loss for the year ended December 31, 2014 of $349,223.

Selling and Marketing Expenses. Selling and marketing expenses primarily consist of advertising and other marketing related expenses, compensation and related expenses for personnel engaged in sales and sales support functions. Selling and marketing expenses decreased by 100%, from $52,977 for the year ended December 31, 2014, to $nil for the year ended December 31, 2015. The decrease was mainly due to the reduction of our workforce.

General and Administrative Expenses. General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, stock-based compensation expense for stock granted to directors, executive officers and employees for services rendered, employee bonuses and other staff welfare and benefits), rental expenses, amortization expenses of intangible rights, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses. General and administrative expenses for the year ended December 31, 2015 decreased by 21% to $561,442, compared to $715,076 for the year ended December 31, 2014. The decrease in general and administrative expenses was mainly due to continuous cost cutting measures.

Gain from write-off of long aged payables – Gain from write-off of long-aged payables for the year ended December 31, 2015 was $437,749, compared to $nil for the year ended December 31, 2014. We believe the obligation for future settlement for such long-aged payables is remote and therefore wrote them off.

Gain from disposal of subsidiaries – Gain from disposal of subsidiaries was $129,726 for the year ended December 31, 2015. As a part of the cost-cutting measures implemented, the Company re-assessed the commercial viability of each of the concession rights contracts and have terminated those determined as no longer commercially viable due to high annual fees. The Company’s subsidiary, NCN Media Services Limited, disposed of its entire 100% equity interests of Linkrich Enterprise Advertising and Investment Limited, a Hong Kong investment holding company and Yi Gao Shanghai Advertising Limited, a PRC advertising company which has maintained minimal operation since October 2014, to an unrelated individual at $1 consideration. Accordingly, the Company recorded a gain from disposal of subsidiaries of $129,726 arising from disposal of subsidiaries with negative equity.

Stock based compensation for services – Stock-based compensation for services is stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718. Stock-based compensation for services was $371,309 for the year ended December 31, 2015, as compared to $80,764 for the corresponding prior year period. The increase in the stock-based compensation was mainly due to more stock having been granted for services rendered for the year ended December 31, 2015.

Other income - Other income for the year ended December 31, 2015 was $3, as compared to other income of $7,990 for the corresponding prior year. The decrease in other income, net was primarily attributed to the decrease in consultancy fee income received.

Interest and Other Debt-Related Expenses. Interest and other debt-related expenses for the year ended December 31, 2015 decreased to $471,503, or by 64%, compared to $1,294,882 for the year ended December 31, 2014. The decrease was due to the decrease in amortization of debt discount resulting from the debt discount being fully amortized during the year ended December 31, 2014 and the decrease was offset by the increase of interest expenses for the short-term loans.

Income Taxes. The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded for the year ended December 31, 2015 and 2014 as the Company and all of its subsidiaries and variable interest entities operated at a tax loss in fiscal 2015 and 2014.

Net Loss. The Company incurred a net loss of $836,776 for the year ended December 31, 2015, a decrease of 66% compared to a net loss of $2,484,932 for the year ended December 31, 2014. The decrease in net loss was primarily due to decrease in General and Administrative Expenses and Interest and Other Debt-Related Expenses for the year ended December 31, 2015.

Liquidity and Capital Resources

Cash Flows

As of December 31, 2015, current assets were $107,947 and current liabilities were $9,866,088. Cash as of December 31, 2015, was $6,790 compared to $22,645 as of December 31, 2014, a decrease of $15,855. The decrease was mainly attributable to the cash used in operating activities.

The following table sets forth a summary of our cash flows for the periods indicated:
	Years ended December 31,
	2015	2014
Net cash used in operating activities	$(409,817)	$(1,318,405)
Net cash (used in) provided by investing activities	(1,535)	15,858
Net cash provided by financing activities	395,292	1,211,033
Effect of exchange rate changes on cash	205	2,270
Net decrease in cash	(15,855)	(89,244)
Cash at the beginning of year	22,645	111,889
Cash at the end of year	$6,790	$22,645

Operating Activities

Net cash used in operating activities for the year ended December 31, 2015 was $409,817, as compared with $1,318,405 for the year ended December 31, 2014, a decrease of $908,590. The decrease in net cash used in operating activities was mainly attributable the decrease to suppliers and payment of short term loan interest.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2015 was $1,535, as compared with net cash provided by investing activities of $15,858 for the year ended December 31, 2014. The decrease in net cash provided by investing activities was mainly attributable to the sales of a motor vehicle of our Shanghai office and offset by the leasehold improvement paid for the Shanghai office during 2014.

Financing Activities

Net cash provided by financing activities was $395,292 for the year ended December 31, 2015, as compared with $1,211,033 for the year ended December 31, 2014. The decrease was mainly due to the receipts of short-term loans and a private placement for financing our operations during the year ended December 31, 2014.

Short-term Loans

As of December 31, 2015, the Company recorded an aggregated amount of $2,501,389 of short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and repayable on demand. Up to the date of this report, those loans have not yet been repaid.

As of December 31, 2014, the Company recorded an aggregated amount of $2,093,953 short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and repayable on demand.

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

The details of our advertising operating rights fee were as follows:

	Years Ended December 31,
	2015	2014
Prepayments for advertising operating rights	$	$-
Settlement of accrued advertising operating rights		-
Total payments	$	$-

Amortization of prepayments for advertising operating rights	$	$-
Accrued advertising operating rights fee recognized		1,066,112
Total advertising operating rights fee expensed	$	$1,066,112

	As of December 31,
	2015		2014
Prepayments for advertising operating rights, net		$-	$-

Accrued advertising operating rights	$		$(525,790)

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

Capital Expenditures

During the years ended December 31, 2015 and 2014, we acquired assets of $1,535 and $14,268 respectively which were financed through the cash flow generated from our operations.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of December 31, 2015:

	Payments due by period
	Total	Due in 2016	Due in 2017 – 2018	Due in 2019-2020	Thereafter
Debt Obligations (a)	$5,000,000	$5,000,000	$-	$-	$-
Short Term Loan (b)	2,501,389	2,501,389	-	-	-
Capital Lease Obligation (c)	17,604	13,052	4,552	-	-

(a) Debt Obligations. We issued an aggregate of $5,000,000 in 1% Convertible Promissory Notes in April 2009 to our investors and such 1% Convertible Promissory Notes matured on April 1, 2016. For details, please refer to the Note 10 of the consolidated financial statements.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers" in order to ensure that revenue recognition requirements are the same under both US GAAP and International Financial Reporting Standards ("IFRS"). ASU 2014-09 removes inconsistencies and provides a more robust framework for addressing revenue issues. ASU 2014-09 was effective for reporting periods and interim periods beginning on or after December 15, 2016. In August 2015, the FASB issued ASU 2015-14 "Deferral of the Effective Date" to delay the implementation of ASU 2014-09 by one year, in response to feedback from preparers, practitioners and users of financial statements. Accordingly, ASU 2014-09 is now effective for reporting periods and interim periods beginning on or after December 15, 2017. Early adoption is permitted for reporting and interim periods beginning on or after December 15, 2016. The Company is currently assessing the impact of ASU 2014-09 on its consolidated financial position, results of operations and cash flows.

In January 2016, the FASB issued ASU 2016-01 "Recognition and Measurement of Financial Assets and Financial Liabilities" to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. ASU 2016-01 particularly relates to the fair value and impairment of equity investments, financial instruments measured at amortized cost, and the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes. ASU 2016-01 is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is only permitted for certain particular amendments within ASU 2016-01, where financial statements have not yet been issued. The Company is currently assessing the impact of ASU 2016-01 on its consolidated financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02 "Leases" to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 creates a new Accounting Standards Codification Topic 842 "Leases" to replace the previous Topic 840 "Leases." ASU 2016-02 affects both lessees and lessors, although for the latter the provisions are similar to the previous model, but updated to align with certain changes to the lessee model and also the new revenue recognition provisions contained in ASU 2014-09 (see above). ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the impact of ASU 2016-02 on its consolidated financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-07 "Investments - Equity Method and Joint Ventures" to simplify the transition to the equity method of accounting. ASU 2016-07 eliminates the requirement that when an investment qualifies for the use of the equity method as a result of an increase in the level of ownership, the investor must adjust the investment, results of operations and retained earnings retrospectively as if the equity method had been in effect during all previous periods in which the investment had been held. ASU 2016-07 is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the impact of ASU 2016-02 on its consolidated financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-09 "Compensation - Stock Compensation" to introduce improvements to employee share-based payment accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, the classification of awards as either equity or liabilities and the classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the impact of ASU 2016-09 on its consolidated financial position, results of operations and cash flows.

In June 2016, the FASB issued ASU 2016-13 "Financial Instruments - Credit Losses" to introduce new guidance for the accounting for credit losses on instruments within its scope. ASU 2016-13 requires among other things, the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the impact of ASU 2016-13 on its consolidated financial position, results of operations and cash flows.

In August 2016, the FASB issued ASU 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments", to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. It addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently assessing the impact of ASU 2016-15 on its statement of consolidated cash flows.

In October 2016, the FASB issued ASU 2016-17 "Consolidation (Topic 810): Interests held through Related Parties that are under Common Control", to amend the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The amendments are effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the impact of ASU 2016-17 on its consolidated financial position, results of operations and cash flows.

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

During the Company’s two most recent fiscal years ended December 31, 2015 and 2014, neither the Company nor anyone acting on its behalf consult with Union Power Hong Kong Certified Public Accountants Limited (“UPHK”) with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and UPHK did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of a disagreement or any reportable events as defined and set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported during the year and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Earnest Leung, and our Chief Financial Officer, Shirley Cheng, as appropriate to allow timely decisions regarding required disclosure. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and published financial statements.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as of December 31, 2015, in accordance with Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on and as a result of this evaluation, our Chief Executive Officer and our Chief Financial Officer have determined that as of the end of the period covered by this annual report, our disclosure controls and procedures were effective.

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

Our management, with the participation and under the supervision of our Chief Executive Officer, Earnest Leung and our Chief Financial Officer, Shirley Cheng, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, Dr. Leung and Ms. Cheng determined that our internal control over financial reporting was effective as of December 31, 2015.

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

Name	Age	Position	Director Since
Earnest Leung	60	Chief Executive Officer and Chairperson of the Board	2009
Shirley Cheng	38	Chief Financial Officer, Corporate Secretary and Director	2015
Wong Wing Kong	50	Director	2015
Frederick Wong	49	Director	2015
________
Remarks:

Each Director serves until our 2016 annual stockholders meeting and until their respective successors are duly elected and qualified or earlier resignation or removal.

Earnest Leung has served as the Company’s director since May 11, 2009, and as Chief Executive Officer and Chairperson of the Board of the Company since July 15, 2009. Dr. Leung also currently served as J.E.M. Capital, Inc.’s Chief Executive Officer and Chairperson of the Board of the Company since January 5, 2017. Dr. Leung has over 20 years’ experience in the investment banking industry.  Since November 2004, he has worked as a financial advisor and consultant in Hong Kong and currently serves as a director of Keywin Holdings Limited, an investment company, and of Statezone Ltd, a financial consulting company owned and controlled by Dr. Leung. From June 2009 to August 2011, he also served as a director and chief executive officer of China Boon Holdings Limited, which is listed on Hong Kong Main Board engaging in the distribution of consumer electronic products and home appliances as well as trading of scrap metals and leather and extending its business to cemetery business in 2009.  Prior to that, Dr. Leung served, from September 1994 to October 2004, as Senior Director and Head of Investment, Asia for American Express Bank.  Dr. Leung also held various senior investment positions with BNP Paribas Bank, New Zealand Insurance and Bank of America Trust. Dr. Leung holds an honorary doctor degree from International American University. Dr. Leung was appointed as a director because of his extensive knowledge of capital markets through his various senior positions in financial institutions and because of his in-depth business management experience.

Shirley Cheng has served as the Company’s Interim Chief Financial Officer and Corporate Secretary, since April 1, 2012. She has served as the Finance Manager of NCN Group Management Limited, the Company’s subsidiary, since March 2008. Ms Cheng also currently served as J.E.M. Capital, Inc. Chief Financial Officer, Director and Corporate Secretary since November 14, 2017. Prior to that, Ms. Cheng served from 2004 to 2008 as an auditor with PricewaterhouseCoopers, an international firm of certified public accountants. Ms. Cheng holds a Bachelor’s Degree in Business Administration with a major in Accountancy from the Hong Kong Baptist University and is an associate member of the Hong Kong Institute of Certified Public Accountants.

Wong Wing Konghas over 20 years’ experience in the China Business and he is now the director and shareholder of Wideway Asia Pacific Limited. Since 2006, he has served as private financial advisor and consultant to various China companies. Prior to that, Mr. Wong was the owner of manufacturing company in China. Mr. Wong was appointed as a director because of his extensive knowledge of China markets through his various positions in China companies.

Frederick Wong is a Certified Public Accountant of Australia, Certified Public Accountant of Hong Kong, Certified General Accountant of Canada and fellow member of The Taxation Institute of Hong Kong. He has obtained a Bachelor of Business Administration from the Chinese University of Hong Kong in 1989 and a Bachelor of Commerce from The University of Southern Queensland in 1992. Also, he has studied in the Professional Master of Business Administration course offered by the Troy State University, USA.

Mr. Wong has more than 25 years of experience in audit, internal control, financial control and capital market. Since 2012, he has served as the Management Director of China Trillion Capital Limited. He is also now acting as Principal – Greater China of the CFO Centre Hong Kong. Mr. Wong started his career as an auditor and then moved to the area of IT advisory services, focusing on ERP, POS and cantering services. Later, he shifted to advertising and media industry in China. Afterward, he started his own career in helping business to cope with internal financial and operational affairs and finance markets. He has extensive experience in China taxation and mergers and acquisitions. He also assisted companies to go public in USA and Hong Kong. He has held various positions in different companies in China, USA and Hong Kong including senior position in multinational companies. From 2004 to 2010, he was the Chief Financial Officer of Fuqi International, Inc, a jewellry company that he assisted to seek listing in the USA. He was also responsible for US regulatory filings and internal control. Mr. Wong also serves as an independent non-executive director of Huge China Holdings Limited, which is listed on Hong Kong Main Board, principally invests in securities listed on recognized stock exchanges and unlisted securities, including equity securities and convertible bonds issued by corporate entities. He also serves as the Board Secretary of the Board of China Oil Gangran Energy Group Holdings Limited, which is listed on Hong Kong GEM board.  Mr. Wong was appointed as a director because his extensive auditing experience and financial expertise with over 25 years’ experience in the accounting industry which provides a strong foundation to serve as the Chairman of our Audit Committee.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during fiscal 2015, all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements, with the exception of the failure of our director; Earnest Leung who failed to file Form 4 unit recently and our directors, Shirley Cheng, Wong Wing Kong and Frederick Wong who failed to file Forms 3 until recently. The three directors who failed to file Forms 3 own no securities of the Company.

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

Name of Director	Audit	Nominating	Remuneration
Wong Wing Kong	M	C	M
Frederick Wong	C	M	C
________
C = Chairperson
M = Member

The Board of Directors has adopted a written charter for each of these committees, copies of which can be found on our website at www.ncnmedia.com .

Audit Committee

Our board of directors established an Audit Committee in September 2007. Our Audit Committee currently consists of two members: Mr. Frederick Wong and Mr. Wong Wing Kong.  In addition, the Board of Directors has determined that Mr. Frederick Wong is an “audit committee financial expert” as defined by SEC rules. Mr. Frederick Wong is a qualified accountant with many years of finance and audit experience. He serves as the chairperson of the Audit Committee.

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

 AUDIT COMMITTEE REPORT

The Audit Committee of the Company’s Board of Directors (the “Audit Committee”) consists of one non-employee director, Wong Wing Kong and Mr. Frederick Wong.

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

In early 2015, the Audit Committee has reviewed and discussed with management and the independent auditors the audited consolidated financial statements in the Company’s 2015 Annual Report on Form 10-K. Management represented to the Audit Committee that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles. The Audit Committee discussed with the independent auditors matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees,” as amended.

The Company’s independent auditors also provided to the Audit Committee the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditors’ communications with the Audit Committee concerning independence. The Audit Committee discussed with the independent auditors their independence.

Based on the Audit Committee’s discussions with management and the independent auditors, and the Audit Committee’s review of the Company’s audited consolidated financial statements, representation of management and the report of the independent auditors to the Audit Committee, the Audit Committee recommended that the Board of Directors include the audited consolidated financial statements in the Company’s 2015 Annual Report on Form 10-K filed with the SEC.

The Audit Committee Frederick Wong

Remuneration Committee

Our board of directors established a Remuneration Committee in September 2007. Our Remuneration Committee consists of two members: Mr. Frederick Wong and Mr. Wong Wing Kong. Mr. Frederick Wong serves as the chairperson of the Remuneration Committee.

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

Nominating Committee

Our board of directors established a Nominating Committee in September 2007. Our Nominating Committee currently consists of two members: Mr. Frederick Wong and Mr. Wong Wing Kong. Mr. Wong Wing Kong serves as the chairperson of the Nominating Committee.

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

The stockholder recommendation and information described above must be sent to the Corporate Secretary at Network CN Inc., 21/F., One Harbour Square, 181 Hoi Bun Road, Kwun Tong, Kowloon, Hong Kong. For a candidate to be considered for nomination by the Nominating Committee at an annual meeting, a stockholder recommendation must be received not less than 120 days prior to the anniversary date of the Company’s most recent annual meeting of stockholders.

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

ITEM 11.  EXECUTIVE COMPENSATION

Persons Covered

As of December 31, 2015, there were only two Executive Officers including Chief Executive Officer and Chief Financial Officer in the Company. The Company’s Chief Executive Officer and Chief Financial Officer during fiscal year 2015 and the Company’s executive officer as of December 31, 2015, or the Named Executive Officers are set forth below:

Name	Position
Earnest Leung	Chief Executive Officer and Chairperson of the Board
Shirley Cheng	Chief Financial Officer and Corporate Secretary
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

Elements of Compensation

The executive compensation for (i) the Company’s Chief Executive Officer and Chief Financial Officer and (ii) the Company’s compensated executive officer who were serving as executive officers (collectively “Named Executive Officers”) for fiscal 2015 primarily consisted of base salary, long term incentive equity compensation, income tax reimbursement, and other compensation and benefit programs generally available to other employees,

Base Salary. The Board establishes base salaries for the Company’s Named Executive Officers based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies in the Company’s peer group for similar positions. Generally, the Board believes that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions and with similar responsibilities at comparable companies in line with our compensation philosophy.

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

Income Tax Reimbursement . Dr. Earnest Leung were fully reimbursed by the Company for their Hong Kong personal income taxes resulting from their employment under the employment agreement dated July 15, 2009.

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

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid during fiscal years 2015 and 2014, to the Named Executive Officers:

Name and Principal Position	Year	Salary ($)	(1) Bonus ($)	(2) Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(3) All Other Compensation ($)	Total ($)
Earnest Leung, Chief Executive Officer and Director	2015	2,308	-	-	-	-	-	2,308	4,616
	2014	27,404	-	-	-	-	-	2,147	29,551

Shirley Cheng Chief Financial Officer and Corporate Secretary	2015	22,160	-	-	-	-	-	769	22,929
	2014	63,000	-	-	-	-	-	2,147	65,147

______
(1)
No bonus was paid to the Named Executive Officers in fiscal 2015 and 2014. The amounts reflected the salary paid to the Executives during each of fiscal years. The Company withheld 12 months’ and 10 months’ salary payment for Dr. Leung during the fiscal year ended December 31, 2015 and 2014 respectively.

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

The aggregate number of stock awards vested to each of the Named Executive Officers for his/her service rendered in each fiscal period was summarized as follows:

Named Executive Officer	2015	2014
Earnest Leung	-	-
Shirley Cheng	-	-

As of December 31, 2015, all the above stocks were issued to each of Named Executive Officers.

(3)	All other compensation only represents the followings:

(a) A monthly contribution of (From June 2012 to May 2014: HK$1,250 or approximately $160; From June 2014 to December 2015: HK$1,500 or approximately $192) paid by the Company into a mandatory provident fund for the benefit of each of the Named Executive Officers;

(b) Monthly cash allowance of HK$40,000 (approximately $5,128) paid to Dr. Earnest Leung. The Company withheld 12 months, 10 months and 12 months’ cash allowance payment for Dr. Leung during the fiscal year ended December 31, 2015 and 2014 respectively; and

(c) Income tax reimbursement paid to Dr. Earnest Leung during each fiscal year. As of December 31, 2015, the accrued income tax reimbursement to Dr. Leung and Ms. Cheng was $155,248 and $nil respectively.

There is no item that is not a perquisite or personal benefit (such as tax reimbursements and contributions to the mandatory provident fund) whose value exceeds $10,000 for each Named Executives.

Employment Contracts

On July 15, 2009, the Company entered into an executive employment agreement with each of Dr. Earnest Leung in connection with their services to the Company as our Chief Executive Officer. Under the terms of the agreements, each of Dr. Leung will receive a monthly salary of HK$60,000 (approximately $7,692) and we have agreed to grant Dr. Leung 6 million shares for their first two years of service to the Company. We will fully reimburse them for their Hong Kong personal income taxes resulting from their employment under the agreements. Each of the executives has also agreed to customary non-competition and confidentiality provisions and the agreements may be terminated by the Company at any time without notice or payment, in the event that any of the executives engage in misconduct or dereliction of duty.

On April 1, 2012, Shirley Cheng was appointed as the Company’s Interim Chief Financial Officer. Ms. Cheng is entitled to a monthly salary of HK$40,950 (approximately $5,250). The employment may be terminated by the Company at any time without notice or payment, in the event that any of the executives engage in misconduct or dereliction of duty.

Retirement Benefits

Currently, we do not provide any employees, including our named executive officers any company sponsored retirement benefits other than a state pension scheme in which all of our employees in China participate.

Grants of Plan-Based Awards

The following table sets forth information regarding grants of awards to the Named Executive Officers during the year ended December 31, 2015:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock and Options Awards	Closing Price on Grant Date ($/share)
Earnest Leung	-	-	-	-	-	-
Shirley Cheng	-	-	-	-	-	-

No stock awards were granted to the Company’s Named Executive Officers during fiscal year 2015.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the equity awards outstanding at December 31, 2015 for each of the named executive officers.

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

Director Compensation

Overview

All the compensation packages for each of directors are proposed by the Remuneration Committee and approved by the Board of Directors. Director compensation packages in 2015 generally consist of cash compensation and long-term incentive equity compensation.

Cash compensation On July 2012, the Remuneration Committee proposed the monthly cash compensation for each director remain unchanged, which was approved by the Board. As such, all employee directors and non-employee directors were entitled to a uniform monthly cash compensation of $1,500 for their service from July 1, 2012 to June 30, 2013. On August 2013, the Remuneration Committee proposed the monthly cash compensation for each director remain unchanged, which was approved by the Board. On February 2015, the Remuneration Committee proposed the monthly cash compensation for each director decreased to $1,000 from July 2014 to Jun 30, 2015, which was approved by the Board. On August 28, 2015, the Remuneration Committee proposed the monthly cash compensation for each director remain unchanged, which was approved by the Board.

Long-Term Incentive Equity Compensation.  The Board believes that stock-based awards promote the long-term growth and profitability of the Company by providing directors with incentives to improve shareholder value and contribute to the success of the Company. Our Board determined the number of stock to be granted to directors for their service by considering the aggregate fair value as at the grant date of the past stock awards given to non-employee director and the Company’s performance. In July 2012, the non-employee directors, Mr. Ronald Lee, Mr. Gerald Godfrey and Mr. Charles Liu, were also granted an award of 8,000 shares each, at a fair value of $22,200 at the date of grant and to be vested on July 1, 2013, for their one-year service from July 1, 2012 to June 30, 2013. In August 2013, the directors, Dr. Leung, Mr. Gerald Godfrey and Mr. Charles Liu, were also granted an award of 8,000 shares each, at a fair value of $8,388 at the date of grant and to be vested on July 1, 2014, for their one-year service from July 1, 2013 to June 30, 2014. In February 2015, the director, Dr. Leung was also granted an award of 13,333 shares each, at a fair value of $11,200 at the date of grant and to be vested on June 30, 2015, for their one-year service from July 1, 2014 to June 30, 2015. In February 2015, the director, Mr. Wong Wing Kong and Ms. Shirley Cheng were also granted an award of 13,333 shares each, at a fair value of $11,200 at the date of grant and to be vested on June 30, 2015, for their service from February 18, 2015 to June 30, 2015. On August 28, 2015, the director, each director granted an award of 13,333 shares each, at a fair value of $20,000 at the date of grant and to be vested on June 30, 2015, for their service from July 1, 2015 to June 30, 2016.

 The following table provides information about the compensation earned by directors who served during fiscal year 2015:

Name of director(3)	Fees Earned or Paid(1) in Cash ($)	Stock Awards(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)		Total ($)
Earnest Leung	-	-	-	-	-	-	-	-
Shirley Cheng	-	-	-	-	-		-	-
Wong Wing Kong*	-	-	-	-	-	-	-	-
Gerald Godfrey*
Frederick Wong*	-	-	-	-	-		-	-
*Non-employee directors
______

(1)
For the service periods from January 2015 to December 2015, both the employee directors and non-employee directors were entitled to a monthly cash compensation of $1,000. The Company withheld 12 monthly cash compensation during the fiscal year ended December 31, 2015.

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

(3)	On February 18, 2015, Mr. Gerald Godfrey was retired from his position as a director.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2015 with respect to compensation plans, under which securities are authorized for issuance, aggregated as to (i) compensation plans previously approved by security holders, and (ii) compensation plans not previously approved by security holders.

Equity Compensation Plan Information

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights (A)	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights (B)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (A)) (C)

Equity compensation plans approved by security holders	-	-	281,503 (1)

Equity compensation plans not approved by security holders	1,333 (2)	$52.5	-

Total	1,333(2)	$52.5	281,503

(1)

We reserved 40,000 shares for issuance under our 2004 Stock Incentive Plan, of which 13,333 shares are still available for issuance as of December 31, 2014. We reserved 2,680,000 shares for issuance under our Amended and Restated 2007 Equity Incentive Plan of which 268,170 are still available for issuance as of December 31, 2015. See below subsection - " Equity Incentive Plans" for more information about the plan.

(2)
A warrant to purchase 1,333 shares of restricted common stock was granted to a consultant on August 25, 2006 with an exercise price of $52.5 per share. The warrant shall remain exercisable until August 25, 2016. The warrant remained unexercised as of December 31, 2015.

Option Grants in the Last Fiscal Year

None.

Equity Incentive Plan

In April 2004, our Board of Directors and holders of a majority of our then outstanding common stock authorized and approved the 2004 Stock Incentive Plan, or the 2004 Plan. Under the 2004 Plan, we reserved 40,000 shares of our common stock for issuance upon exercise of incentive and non-qualified stock options, stock bonuses and rights to purchase awarded from time-to-time, to our officers, directors, employees and consultants. As of December 31, 2015, 26,667 shares have been issued under the plan and 13,333 shares remain available for issuance. No options, warrants or other rights to acquire shares of our common stock have been granted or are outstanding under the plan. A registration statement on Form S-8 was filed with the SEC with respect to 26,667 shares of common stock issuable under the plan on April 22, 2004 (SEC File No. 333-114644).

In March 2007, our Board of Directors authorized and approved the 2007 Stock Option/Stock Issuance Plan, or the 2007 Plan. The purpose of the plan is to promote the best interests of the Company and its stockholders by providing a means of non-cash remuneration to selected participants who contribute to the operating progress and earning power of the Company. The plan also provides incentives to employees and directors by offering them an opportunity to acquire a proprietary interest in the Company. Under the 2007 Plan, we reserved 100,000 shares of our common stock for issuance upon exercise of incentive and non-qualified stock options, stock bonuses and rights to purchase awarded from time to time, to our officers, directors, employees and consultants. A registration statement on Form S-8 was filed with the SEC on April 6, 2007 (SEC File No. 333-141943) with respect to 100,000 shares of common stock issuable under the 2007 Plan as well as options to purchase 3,000 shares of common stock issued to the Company’s legal counsel in February 2006. Such options were not issued under the 2004 Plan or the 2007 Plan. The Company’s stockholders approved the 2007 Plan in November 2007.

In July 2009, the Board of Directors approved the issuance of 493,297 shares in excess of the number of shares of common stock available for issuance under the 2007 Plan, and in accordance with the 2007 Plan, the Company is required to seek stockholder approval within twelve months after the date of such excess grant.  The Board of Directors has no immediate plans to issue additional shares under the 2007 Plan, however, the Board of Directors believes that increasing the maximum number of shares of common stock that may be issued under the 2007 Plan will be instrumental for us to continue to attract and retain outstanding employees. Accordingly, on June 2, 2010, the Board of Directors approved the amendment and restatement of the 2007 Equity Incentive Plan (the “First Amendment of 2007 Plan”), with the only change being to increase the maximum number of shares of common stock of the Company, par value $0.001 per share that may be issued and sold under the 2007 Plan from 100,000 to 1,426,667 and submitted it for stockholder’s approval. A registration statement on Form S-8 was filed with the SEC on July 30, 2010 (SEC File No. 333-168417) with respect to the First Amendment of 2007 Plan.

On July 30, 2012, the Board of Directors approved the second amendment and restatement of the 2007 Equity Incentive Plan (the “Second Amendment of 2007 Plan”), with the only change being to increase the maximum number of shares of common stock of the Company, par value $0.001 per share that may be issued and sold under the 2007 Plan from 1,426,667 to 2,093,333, and submitted it for stockholder’s approval.  The Board of Directors believes that such arrangements will be instrumental for the Company to be able to continue to attract and retain outstanding employees. A registration statement on Form S-8 was filed with the SEC on October 12, 2012 (SEC File No. 333-184398) with respect to the Second Amendment of 2007 Plan.

On October 31, 2012, the Board of Directors approved the third amendment and restatement of the 2007 Equity Incentive Plan (the “Third Amendment of 2007 Plan”), with the only change being to increase the maximum number of shares of common stock of the Company, par value $0.001 per share that may be issued and sold under the 2007 Plan from 2,093,333 to 2,680,000, and submitted it for stockholder’s approval. The Board of Directors believes that such arrangements will be instrumental for us to be able to continue to attract and retain outstanding employees. A registration statement on Form S-8 was filed with the SEC on January 16, 2014 (SEC File No. 333-193381) with respect to the Third Amendment of 2007 Plan.

As of December 31, 2015, 2,411,830 shares have been issued under the plan and 268,170 shares remain available for issuance. No options, warrants or other rights to acquire shares of our common stock have been granted or are outstanding under the plan.

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

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth information as of March 17, 2017, regarding the beneficial ownership of our common stock (a) by each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) by each of the Company’s officers and directors; (c) and by the Company’s officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. Unless otherwise identified, the address of the directors and officers of the Company listed above is 21/F., One Harbour Square, 181 Hoi Bun Road, Kwun Tong, Kowloon, Hong Kong.

Title of Class	Name and Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership (1)	Percent of Class (4)
Common Stock	Earnest Leung	CEO and Director	4,049,168 (2)	40.2
Common Stock	Shirley Cheng	CFO and director	-	-
Common Stock	Wong Wing Kong	Director	-	-
All Officers and Directors as a group (3 persons named above)			4,049,168
Common Stock	Keywin Holdings Limited (5) 21/F., One Harbour Square, 181 Hoi Bun Road, Kwun Tong, Kowloon, Hong Kong	5% Security Holder	3,629,662 (3)	36.1
Common Stock	Sino Portfolio International Ltd(6) 3104 -7, 31/F, Central Plaza, 18 Harbour Road, Hong Kong	5% Security Holder	1,835,753	18.2
Common Stock	Godfrey Hui Room 801A and 807B, 8/F, Tsim Sha Tsui Centre, 66 Mody Road, Tsim Sha Tsui, Kowloon, Hong Kong	5% Security Holder	873,674	8.7

Total Shares Owned by Persons Named above			6,758,595

(1)  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)  Includes 1,609,460 shares held by Keywin Holdings Limited of which Dr. Earnest Leung is the director and also an option for Keywin Holdings Limited to purchase an aggregate of 2,020,202 shares of the Company’s common stock, exercisable for an aggregate purchase price of $2,000,000 by January 1, 2018.

(3) Includes an option to purchase an aggregate of 2,020,202 shares of the Company’s common stock, exercisable for an aggregate purchase price of $2,000,000 by January, 2018.

(4)  A total of 8,041,995 shares of our common stock outstanding are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 17, 2017. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(5)  Dr. Earnest Leung, its sole director, and Ms. Pui Chu Tang, its shareholder and Dr. Leung’s spouse, have voting and dispositive control over the shares held by Keywin Holdings Limited.

(6)  Ms. Angela Chan, its sole director, and Mrs. Chen Yang Foo Oi, its shareholder, have voting and dispositive control over the shares held by Sino Portfolio International Ltd.

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

On July 1, 2009, the Company and Keywin, of which the Company’s chief executive officer and director is the director and his spouse is the sole shareholder, entered into an Amendment, pursuant to which the Company agreed to extend the exercise period for the Keywin Option under the Note Exchange and Option Agreement between the Company and Keywin, to purchase an aggregate of 1,637,522 shares of our common stock for an aggregate purchase price of $2,000,000, from a three-month period ended on July 1, 2009, to a six-month period ended October 1, 2009. The exercise period for the Keywin option was subsequently further extended to a nine-month period ended January 1, 2010, pursuant to the Second Amendment. On January 1, 2010, the Company and Keywin entered into the third Amendment, pursuant to which the Company agreed to further extend the exercise period to an eighteen-month period ended on October 1, 2010, and provide the Company with the right to unilaterally terminate the exercise period upon 30 days’ written notice. On September 30, 2010, the exercise price was extended at various times from September 1, 2010 to December 31, 2015, the latest exercise period for the Keywin Option was further extended to a one hundred and five -month period ending on January 1, 2018 and the exercise price changed to $0.99.

During the year ended December 31, 2015 and 2014, the Company received aggregate loans from Dr. Earnest Leung amounting to $nil and $nil and repaid loans of $nil and $85,244 to Dr. Earnest Leung respectively. The amount is unsecured, bears no interest and repayable on demand. The maximum amount outstanding during the year ended December 31, 2015 and 2014 is $nil and 85,244 respectively. As of December 31, 2015 and 2014, the Company recorded an amount of $nil and $nil payable to director respectively.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Union Power Hong Kong Certified Public Accountants Limited (Formerly known as “Hong Kong Great Wall Certified Public Accountants Limited”) is our Principal Independent Registered Public Accountants engaged to audit our financial statements for the fiscal years ended December 31, 2015 and 2014. The following table shows the fees that we paid or accrued for the audit and other services provided by Union Power Hong Kong Certified Public Accountants Limited, for the fiscal years ended December 31, 2015 and 2014.

Fee Category	2015	2014
Audit Fees	$49,070	$64,744
Audit-Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

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

All services provided by Union Power Hong Kong Certified Public Accountants Limited during the fiscal years ended December 31, 2015 and 2014 were pre-approved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements are filed as a part of this Form 10-K :

(i)	Reports of Independent Registered Public Accounting Firms
(ii)	Consolidated Balance Sheets as of December 31, 2015 and 2014
(iii)	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2015 and 2014
(iv)	Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2015 and 2014
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014
(vi)	Notes to Consolidated Financial Statements

(b) The following Exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description
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

10.1
Registration Rights Agreement, dated November 19, 2007, by and among (i) Network CN Inc., Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited and Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P. (incorporated herein by reference from Exhibit 99.4 to Registrant's Current Report on Form 8-K filed with the SEC on November 26, 2007)

10.2
Note Exchange Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P. (incorporated herein by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on April , 2009)

10.3
Note Exchange and Option Agreement, dated April 2, 2009, between the Company and Keywin Holdings Limited. (incorporated herein by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.4
Letter Agreement and Termination of Investor Rights Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd., OZ Global Special Investments Master Fund, L.P. and Keywin Holdings Limited. (incorporated herein by reference from Exhibit 10.3 to Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.5
Employment Agreement, dated July 15, 2009, between the Company and Earnest Leung. (incorporated herein by reference from Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.6
Employment Agreement, dated July 15, 2009, between the Company and Godfrey Hui. (incorporated herein by reference from Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.7
Amendment No. 1 to Note Exchange and Option Agreement, dated July 1, 2009, between Keywin Holdings Limited and the Company. (incorporated herein by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.8
Amendment No. 2 to Note Exchange and Option Agreement dated September 30, 2009, between Keywin Holding Limited and the Company. (incorporated herein by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009)

10.9
Amendment No. 3 to Note Exchange and Option Agreement, dated January 1, 2010, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2010)

10.10
Amendment No. 4 to Note Exchange and Option Agreement, dated September 30, 2010, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 8, 2010)

10.11
Amendment No. 5 to Note Exchange and Option Agreement, dated June 1, 2011, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)

10.12
Amendment No. 6 to Note Exchange and Option Agreement, dated December 30, 2011, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.16 to the Registrant's Annual Report on Form 10-K filed with the SEC on April 16, 2012)

10.13
Amendment No. 7 to Note Exchange and Option Agreement, dated June 28, 2012, between Keywin Holding Limited and the Company(incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

10.14
Amendment No.8 to Note Exchange and Option Agreement, dated December 28, 2012, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.20 to the Registrant's Annual Report on Form 10-K filed with the SEC on May 10, 2013)

10.15
Amendment No.9 to Note Exchange and Option Agreement, dated December 31, 2013, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.21 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2014)

10.16
Amendment No.10 to Note Exchange and Option Agreement, dated December 12, 2014, between Keywin Holdings Limited and the Company (incorporated herein by reference from Exhibit 10.16 to the Registrant's Annual Report on Form 10-K filed with the SEC on April 15, 2015)

10.17	Amendment No.11 to Note Exchange and Option Agreement, dated December 31, 2015, between Keywin Holdings Limited and the Company*
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
Date: April 14, 2017

	By:	/s/ Shirley Cheng
Shirley Cheng
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: April 14, 2017

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Earnest Leung	Chief Executive Officer and Director	April 14, 2017
Earnest Leung	(Principal Executive Officer)

/s/ Shirley Cheng	Chief Financial Officer and Director	April 14, 2017
Shirley Cheng	(Principal Financial and Accounting Officer)

/s/ Wong Wing Kong	Director	April 14, 2017
Wong Wing Kong

/s/ Frederick Wong	Director	April 14, 2017
Frederick Wong

EXHIBIT INDEX

Exhibit No.	Description
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

10.1
Registration Rights Agreement, dated November 19, 2007, by and among (i) Network CN Inc., Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited and Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P. (incorporated herein by reference from Exhibit 99.4 to Registrant's Current Report on Form 8-K filed with the SEC on November 26, 2007)

10.2
Note Exchange Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P. (incorporated herein by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on April , 2009)

10.3
Note Exchange and Option Agreement, dated April 2, 2009, between the Company and Keywin Holdings Limited. (incorporated herein by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.4
Letter Agreement and Termination of Investor Rights Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd., OZ Global Special Investments Master Fund, L.P. and Keywin Holdings Limited. (incorporated herein by reference from Exhibit 10.3 to Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.5
Employment Agreement, dated July 15, 2009, between the Company and Earnest Leung. (incorporated herein by reference from Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.6
Employment Agreement, dated July 15, 2009, between the Company and Godfrey Hui. (incorporated herein by reference from Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.7
Amendment No. 1 to Note Exchange and Option Agreement, dated July 1, 2009, between Keywin Holdings Limited and the Company. (incorporated herein by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.8
Amendment No. 2 to Note Exchange and Option Agreement dated September 30, 2009, between Keywin Holdings Limited and the Company. (incorporated herein by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009)

10.9
Amendment No. 3 to Note Exchange and Option Agreement, dated January 1, 2010, between Keywin Holdings Limited and the Company (incorporated herein by reference from Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2010)

10.10
Amendment No. 4 to Note Exchange and Option Agreement, dated September 30, 2010, between Keywin Holdings Limited and the Company (incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 8, 2010)

10.11
Amendment No. 5 to Note Exchange and Option Agreement, dated June 1, 2011, between Keywin Holdings Limited and the Company (incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)

10.12
Amendment No. 6 to Note Exchange and Option Agreement, dated December 30, 2011, between Keywin Holdings Limited and the Company (incorporated herein by reference from Exhibit 10.16 to the Registrant's Annual Report on Form 10-K filed with the SEC on April 16, 2012)

10.13
Amendment No. 7 to Note Exchange and Option Agreement, dated June 28, 2012, between Keywin Holdings Limited and the Company(incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

10.14
Amendment No.8 to Note Exchange and Option Agreement, dated December 28, 2012, between Keywin Holdings Limited and the Company (incorporated herein by reference from Exhibit 10.20 to the Registrant's Annual Report on Form 10-K filed with the SEC on May 10, 2013)

10.15
Amendment No.9 to Note Exchange and Option Agreement, dated December 31, 2013, between Keywin Holdings Limited and the Company (incorporated herein by reference from Exhibit 10.21 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2014)

10.16
Amendment No.10 to Note Exchange and Option Agreement, dated December 12, 2014, between Keywin Holdings Limited and the Company (incorporated herein by reference from Exhibit 10.16 to the Registrant's Annual Report on Form 10-K filed with the SEC on April 15, 2015)

10.17	Amendment No.11 to Note Exchange and Option Agreement, dated December 31, 2015, between Keywin Holdings Limited and the Company*
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

 * Filed herewith.

NETWORK CN INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of:
Network CN Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Network CN Inc. and its subsidiaries and variable interest entities (collectively referred to as the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits of the consolidated financial statements included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred net losses of $836,776 and $2,484,932 for the years ended December 31, 2015 and 2014, respectively. Additionally, the Company used net cash in operating activities of $409,817 and $1,318,405 for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, the Company recorded stockholders’ deficit of $9,746,050 and $9,329,190, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

UNION POWER HK CPA LIMITED
Certified Public Accountants
Hong Kong SAR
March 29, 2017

NETWORK CN INC.
CONSOLIDATED BALANCE SHEETS

		As of December 31,
	Note	2015	2014
ASSETS
Current Assets
Cash		$6,790	$22,645
Accounts receivable, net	4	-	11,926
Prepaid expenses and other current assets, net	6	101,157	151,571
Total Current Assets		107,947	186,142

Equipment, Net	7	16,643	38,528

TOTAL ASSETS		$124,590	$224,670

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	8	$4,853,036	$4,524,112
1% convertible promissory notes due 2016, net	9	5,000,000	-
Capital lease obligation	10	13,052	12,144
Total Current Liabilities		9,866,088	4,536,256

Non-Current Liabilities
1% convertible promissory note due 2016, net	9	-	5,000,000
Capital lease obligation, net of current portion	10	4,552	17,604
Total Non-Current Liabilities		4,552	5,017,604

TOTAL LIABILITIES		9,870,640	9,553,860

COMMITMENTS AND CONTINGENCIES	11

STOCKHOLDERS’ DEFICIT	12
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 26,666,667 shares authorized Shares issued and outstanding: 8,041,995 and 7,718,964 as of December 31, 2015 and 2014, respectively+		8,042	7,719
Additional paid-in capital		123,686,741	123,268,503
Accumulated deficit		(135,144,882)	(134,308,106)
Accumulated other comprehensive income		1,704,049	1,702,694
TOTAL STOCKHOLDERS’ DEFICIT		(9,746,050)	(9,329,190)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$124,590	$224,670

The accompanying notes are an integral part of the consolidated financial statements.

+ As restated to give retroactive effective to the 1 for 15 shares reverse stock split which occurred on August 11, 2015.

NETWORK CN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
		For the Years Ended December 31,
	Note(s)	2015	2014
REVENUES
Advertising services		$-	$683,749

COST OF REVENUES
Cost of advertising services		-	(1,032,972)

GROSS LOSS		-	(349,223)

OPERATING EXPENSES
Selling and marketing		-	(52,977)
General and administrative		(561,442)	(715,076)
Gain from write-off of long-aged payables		437,749	-
Stock based compensation for services		(371,309)	(80,764)
Gain from disposal of subsidiaries	16	129,726	-
Total Operating Expenses		(365,276)	(848,817)

LOSS FROM OPERATIONS		(365,276)	(1,198,040)

OTHER INCOME
Interest income		3	31
Other income, net		-	7,959
Total Other Income		3	7,990

INTEREST AND OTHER DEBT-RELATED EXPENSES
Amortization of deferred charges and debt discount	9	-	(935,588)
Interest expense	8,9,10	(471,503)	(359,294)
Total Interest and Other Debt-Related Expenses		(471,503)	(1,294,882)

NET LOSS BEFORE INCOME TAXES		(836,776)	(2,484,932)
Income taxes	17	-	-
NET LOSS		(836,776)	(2,484,932)

OTHER COMPREHENSIVE GAIN
Foreign currency translation gain		1,355	2,100
Total other comprehensive gain		1,355	2,100

COMPREHENSIVE LOSS		$(835,421)	$(2,482,832)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	14	$(0.11)	$(0.32)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED *	14	8,003,289	7,669,855

The accompanying notes are an integral part of the consolidated financial statements.

+ As restated to give retroactive effective to the 1 for 15 shares reverse stock split which occurred on August 11, 2015.

NETWORK CN INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Share	Amount	Capital	Deficit	Income	Total
Balance as of January1, 2014	7,094,631	$7,095	$122,458,614	$(131,823,174)	$1,700,594	$(7,656,871)
Stock-based compensation for stock granted to directors and officers for services	(9,000)	(9)	4,922	-	-	4,913
Issuance of stock for services rendered by consultants	133,333	133	55,467	-	-	55,600
Issuance of stock for Private Placement	500,000	500	749,500			750,000
Translation adjustment	-	-	-	-	2,100	2,100
Net loss for the year	-	-	-	(2,484,932)	-	(2,484,932)
Balance as of December 31, 2014	7,718,964	$7,719	$123,268,503	$(134,308,106)	$1,702,694	$(9,329,190)
Stock-based compensation for stock granted to/surrendered by directors and officers for services	56,250	56	47,196	-	-	47,252
Issuance of stock for services rendered by consultants	266,667	267	323,733	-	-	324,000
Stock-based compensation for stock granted to directors and officers for service	-	-	47,309	-	-	47,309
Adjustment for reverse stock split	114	-	-	-	-	-
Translation adjustment	-	-	-	-	1,355	1,355
Net loss for the year	-	-	-	(836,776)	-	(836,776)
Balance as of December 31, 2015	8,041,995	$8,042	$123,686,741	$(135,144,882)	$1,704,049	$(9,746,050)

The accompanying notes are an integral part of the consolidated financial statements.

 + As restated to give retroactive effective to the 1 for 15 shares reverse stock split which occurred on August 11, 2015.

 NETWORK CN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(836,776)	$(2,484,932)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization:
Equipment and intangible assets	15,975	43,831
Deferred charges and debt discount	-	935,588
Stock-based compensation for service	371,309	80,764
(Gain) loss on disposal of equipment	7,441	(15,227)
Gain from disposal of subsidiaries	(129,726)
Gain from write-off of long-aged payables	(437,749)	-
Changes in operating assets and liabilities:
Accounts receivable	(5)	748,051
Prepayments for advertising operating rights, net	-	-
Prepaid expenses and other current assets, net	50,414	181,789
Accounts payable, accrued expenses and other payables	549,300	(808,269)
Net cash used in operating activities	(409,817)	(1,318,405)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,535)	(14,268)
Proceeds from sales of equipment	-	30,126
Net cash (used in) provided by investing activities	(1,535)	15,858

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement	-	750,000
Proceeds from directors’ loans	-	-
Proceeds from short-term loans	407,436	663,387
Repayment of directors’ loans	-	(85,244)
Repayment of short-term loans	-	(105,874)
Repayment of capital lease obligation	(12,144)	(11,236)
Net cash provided by financing activities	395,292	1,211,033

EFFECT OF EXCHANGE RATE CHANGES ON CASH	205	2,270

NET (DECREASE) INCREASE IN CASH	(15,855)	(89,244)

CASH, BEGINNING OF YEAR	22,645	111,889

CASH, END OF YEAR	$6,790	$22,645

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$-	$-
Interest	$1,702	$296,736
The accompanying notes are an integral part of the consolidated financial statements.

+ As restated to give retroactive effective to the 1 for 15 shares reverse stock split which occurred on August 11, 2015.

NETWORK CN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

Details of the Company’s principal subsidiaries and variable interest entities as of December 31, 2015 are described in Note 3 – Subsidiaries and Variable Interest Entities.

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

Shareholders received one new share of common stock in replacement of every fifteen shares held on April 22, 2015, the record date for the Reverse Split. The Reverse Split did not change the aggregate value of any stockholder’s shares of common stock with the par value remaining at $0.001 or any stockholder’s ownership percentage of the common stock, except for minimal changes resulting from the treatment of fractional shares. We did not issue any fractional shares as a result of the Reverse Split. The number of shares issued to each stockholder was rounded up to the nearest whole number if, as a result of the Reverse Split, the number of shares owned by any stockholder would not be a whole number.

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

Going Concern

The Company has experienced recurring net losses of $836,776 and $2,484,932 for the years ended December 31, 2015 and 2014 respectively. Additionally, the Company has net cash used in operating activities of $409,817 and $1,318,405 for the years ended December 31, 2015 and 2014 respectively. As of December 31, 2015 and 2014, the Company has stockholders’ deficit of $9,746,050 and $9,329,190, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On April 29, 2016, the Company received a reservation of rights letter from the note holders to reserves all of its powers, rights and privileges.

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

The diluted net loss per common share is the same as the basic net loss per share for the years ended December 31, 2015, 2014 and 2013 as all potential common shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

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

The Company engaged in the provision of out-of-home advertising in China. As of December 31, 2014, one customer accounted for approximately 41% of its accounts receivable balances. Due to the longstanding nature of its relationships with these customers and contractual obligations, the Company is confident that it will recover these amounts. The Company establishes an allowance for doubtful debts accounts upon its assessment of various factors. The Company considers historical experience, the age of the receivable balances, the credit quality of its customers, current economic conditions, and other factors that may affect customers’ ability to pay to determine the level of allowance required.

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

(V) Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers" in order to ensure that revenue recognition requirements are the same under both US GAAP and International Financial Reporting Standards ("IFRS"). ASU 2014-09 removes inconsistencies and provides a more robust framework for addressing revenue issues. ASU 2014-09 was effective for reporting periods and interim periods beginning on or after December 15, 2016. In August 2015, the FASB issued ASU 2015-14 "Deferral of the Effective Date" to delay the implementation of ASU 2014-09 by one year, in response to feedback from preparers, practitioners and users of financial statements. Accordingly, ASU 2014-09 is now effective for reporting periods and interim periods beginning on or after December 15, 2017. Early adoption is permitted for reporting and interim periods beginning on or after December 15, 2016. The Company is currently assessing the impact of ASU 2014-09 on its consolidated financial position, results of operations and cash flows.

In January 2016, the FASB issued ASU 2016-01 "Recognition and Measurement of Financial Assets and Financial Liabilities" to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. ASU 2016-01 particularly relates to the fair value and impairment of equity investments, financial instruments measured at amortized cost, and the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes. ASU 2016-01 is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is only permitted for certain particular amendments within ASU 2016-01, where financial statements have not yet been issued. The Company is currently assessing the impact of ASU 2016-01 on its consolidated financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02 "Leases" to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 creates a new Accounting Standards Codification Topic 842 "Leases" to replace the previous Topic 840 "Leases." ASU   2016-02 affects both lessees and lessors, although for the latter the provisions are similar to the previous model, but updated to align with certain changes to the lessee model and also the new revenue recognition provisions contained in ASU 2014-09 (see above). ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the impact of ASU 2016-02 on its consolidated financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-07 "Investments - Equity Method and Joint Ventures" to simplify the transition to the equity method of accounting. ASU 2016-07 eliminates the requirement that when an investment qualifies for the use of the equity method as a result of an increase in the level of ownership, the investor must adjust the investment, results of operations and retained earnings retrospectively as if the equity method had been in effect during all previous periods in which the investment had been held. ASU 2016-07 is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the impact of ASU 2016-02 on its consolidated financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-09 "Compensation - Stock Compensation" to introduce improvements to employee share-based payment accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, the classification of awards as either equity or liabilities and the classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the impact of ASU 2016-09 on its consolidated financial position, results of operations and cash flows.

In June 2016, the FASB issued ASU 2016-13 "Financial Instruments - Credit Losses" to introduce new guidance for the accounting for credit losses on instruments within its scope. ASU 2016-13 requires among other things, the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the impact of ASU 2016-13 on its consolidated financial position, results of operations and cash flows.

In August 2016, the FASB issued ASU 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments", to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. It addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently assessing the impact of ASU 2016-15 on its statement of consolidated cash flows.

In October 2016, the FASB issued ASU 2016-17 "Consolidation (Topic 810): Interests held through Related Parties that are under Common Control", to amend the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The amendments are effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the impact of ASU 2016-17 on its consolidated financial position, results of operations and cash flows.

NOTE 3                   SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal consolidated subsidiaries and variable interest entities as of December 31, 2015 were as follows:
Name	Place of Incorporation	Ownership/Control interest attributable to the Company	Principal activities
NCN Group Limited	BVI	100%	Investment holding
NCN Media Services Limited	BVI	100%	Investment holding
Business Boom Investments Limited	BVI	100%	Investment holding
Cityhorizon Limited	Hong Kong	100%	Investment holding
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
Crown Eagle Investment Limited	Hong Kong	100%	Dormant
Crown Winner International Limited	Hong Kong	100%	Investment holding
NCN Group (HK) Limited	Hong Kong	100%	Dormant
NCN Huamin Management Consultancy (Beijing) Company Limited	PRC	100%	Dormant
Huizhong Lianhe Media Technology Co., Ltd.	PRC	100%	Dormant
Beijing Huizhong Bona Media Advertising Co., Ltd.	PRC	100% (1)	Dormant
Xingpin Shanghai Advertising Limited	PRC	100% (1)	Dormant
Chuanghua Shanghai Advertising Limited	PRC	100%	Dormant
Jiahe Shanghai Advertising Limited	PRC	100%	Dormant

Remarks:

1)	Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.
2)
During the year ended December 31, 2015, the Company’s subsidiary, NCN Media Services Limited, disposed of its entire 100% equity interests of Linkrich Enterprise Advertising and Investment Limited, a Hong Kong investment holding company and Yi Gao Shanghai Advertising Limited, a PRC advertising company which has maintained minimal operation since October 2014, to an individual at $1 consideration. Accordingly, the Company recorded a gain from disposal of subsidiaries of $129,726 for the year ended December 31, 2015.

NOTE 4                   ACCOUNTS RECEIVABLE, NET

 Accounts receivable, net as of December 31, 2015 and 2014 consisted of the following:

	2015	2014
Accounts receivable	$-	$25,514
Less: allowance for doubtful debts	-	(13,588)
Total	$-	$11,926

For the years ended December 31, 2015 and 2014, the Company recorded no allowance for doubtful debts for accounts receivable.

NOTE 5                   PREPAYMENTS FOR ADVERTISING OPERATING RIGHTS, NET

Prepayments for advertising operating rights, net as of December 31, 2015 and 2014 were as follows:

	2015	2014
Gross carrying amount
Beginning	$-	$648,082
Addition	-	323,334
Write off	-	(965,861)
Translation adjustments	-	(5,555)
Total gross carrying amount	-	-

Accumulated amortization
Beginning	-	(648,082)
Transfer from accrued advertising operating rights fee	-	(323,334)
Write off	-	965,861
Translation adjustments	-	5,555
Total accumulated amortization	-	-

Prepayments for advertising operating rights, net	$-	$-

Total amortization expense of prepayments for advertising operating rights of the Company for the years ended December 31, 2015 and 2014 were $nil and $nil respectively. The amortization expense of prepayments for advertising operating rights was included as cost of advertising services on the consolidated statement of operations.

Provision for impairment

As the Company has incurred a continuous net loss, the Company performed an impairment review of its prepayments for advertising operating rights. The Company compared the carrying amount of the prepayments for advertising operating rights to the sum of the undiscounted cash flows expected to be generated. The Company determined their fair values using a discounted cash flow analysis if the carrying values exceeded undiscounted cash flows. Accordingly, the Company recorded no impairment loss for the years ended December 31, 2015 and 2014.

For the years ended December 31, 2015 and 2014, the Company recorded no write-off of provision for impairment losses against cost and accumulated amortization of certain prepayments for advertising operating rights.

NOTE 6                   PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of December 31, 2015 and 2014 were as follows:
	2015	2014
Payments from customers withheld by a third party	$-	$1,568,151
Prepaid expenses	100,955	103,748
Rental and other deposits	202	45,449
Other receivables	-	4,525
Sub-total	101,157	1,721,873
Less: allowance for doubtful debts	-	(1,570,302)
Total	$101,157	$151,571

For the years ended December 31, 2015 and 2014, the Company recorded no allowance for doubtful debt for prepaid expenses and other current assets. The movement of allowance during the years presented were mainly due to the changes in exchange rates between US$ and Renminbi (“RMB”).

NOTE 7                   EQUIPMENT, NET

Equipment, net as of December 31, 2015 and 2014 consisted of the following:

	2015	2014
Office equipment	$14,049	$28,105
Motor vehicles	57,692	57,692
Leasehold improvement	-	12,809
Sub-Total	71,741	98,606
Less: accumulated depreciation	(55,098)	(60,078)
Total	$16,643	$38,528

Depreciation expenses for the years ended December 31, 2015 and 2014 amounted to $15,975 and $43,831, respectively.

Provision for impairment

As the Company has continued to record net losses, it performed an impairment review of its equipment. The Company compared the carrying value of its equipment to the sum of the undiscounted cash flows expected to be generated. For those assets with carrying values exceeding projected undiscounted cash flows, the Company determined their fair values using a discounted cash flow analysis. Accordingly, the Company recorded no impairment loss for the years ended December 31, 2015 and 2014.

Pledge of Equipment

No equipment has been pledged by the Company.

NOTE 8                   ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of December 31, 2015 and 2014 consisted of the following:

	2015	2014
Accrued advertising operating rights	$-	$525,790
Accrued staff benefits and related fees	1,241,765	1,237,128
Accrued professional fees	149,508	139,276
Accrued interest expenses	878,275	408,474
Other accrued expenses	74,117	79,077
Short-term loans 1)	2,501,389	2,093,953
Receipts in advance	-	10,834
Other payables	7,982	29,580
Total	$4,853,036	$4,524,112

1) As of December 31, 2015, the Company recorded an aggregated amount of $2,501,389 of short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on due date. As of the date of this report, those loans have not yet been repaid.

The interest expenses of the short-term loans for the years ended December 31, 2015 and 2014 amounted to $419,801 and $306,958, respectively.

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

Pursuant to a note exchange and option agreement, dated April 2, 2009 (the “Note Exchange and Option Agreement”), between the Company and Keywin, Keywin exchanged its Amended and Restated Note in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 4,093,806 shares of the Company’s common stock and an option to purchase an aggregate of 2,020,202 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000 (the “Keywin Option”). The Keywin Option was originally exercisable for a three-month period which commenced on April 2, 2009, but pursuant to several subsequent amendments, the exercise period has been extended to an one hundred and five-month period ending on January 1, 2018, subject to the Company’s right to unilaterally terminate the exercise period upon 30 days’ written notice. As of December 31, 2015, the Keywin Option has not been exercised.

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

2) Extension of 1% Convertible Promissory Notes and Issuance of New 1% Convertible Promissory Notes in 2012

The 1% Convertible Promissory Notes matured on April 1, 2012 and on the same date, the Company and the Note Holders agreed to the following: (1) extension of the maturity date of the 1% Convertible Promissory Notes for a period of two years and (2) modification of the 1% Convertible Promissory Notes to be convertible at any time into shares of the Company’s common stock at a conversion price of $1.3956 per share, subject to customary anti-dilution adjustments. In all other respects not specifically mentioned, the terms of the 1% Convertible Promissory Notes shall remain the same and shall be fully enforceable in accordance with its terms. Subsequently, the Company issued new 1% convertible promissory notes (the “New 1% Convertible Promissory Notes”) to the Note Holders. The New 1% Convertible Promissory Notes bear interest at 1% per annum, are payable semi-annually in arrears, mature on April 1, 2014, and are convertible at any time by the Note Holders into shares of the Company’s common stock at an initial conversion price of $1.3956 per share, subject to customary anti-dilution adjustments. In addition, in the event of a default, the Note Holders will have the right to redeem the New 1% Convertible Promissory Notes at 110% of the principal amount, plus any accrued and unpaid interest.

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

3) Extension of 1% Convertible Promissory Notes and Issuance of New 1% Convertible Promissory Notes in 2014

The 1% Convertible Promissory Notes matured on April 1, 2014 and on March 12, 2014, the Company and the respective holders agreed to extend the maturity date of the 1% Convertible Promissory Notes for a period of two years until April 1, 2016. In all other respects not specifically mentioned, the terms of the 1% Convertible Promissory Notes shall remain the same and shall be fully enforceable in accordance with its terms. On April 29, 2016, the Company received a reservation of rights letter from the note holders to reserves all of its powers, rights and privileges.

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

4)No extension of 1% Convertible Promissory Notes at the maturity date on April 1, 2016

On April 29, 2016, the Company received a reservation of rights letter from the note holders to reserves all of its powers, rights and privileges.

The following table details the accounting treatment of the convertible promissory notes:

	New 1% Convertible Promissory Notes, due in 2014	New 1% Convertible Promissory Notes, due in 2016	Total
Proceeds of new 1% convertible promissory notes	$5,000,000	$-	$5,000,000
Allocated intrinsic value of beneficial conversion feature	(3,598,452)	-	(3,598,452)
Amortization of debt discount for the year ended December 31, 2012	800,249	-	800,249
Net carrying value of convertible promissory notes as of December 31, 2012	2,201,797		2,201,797
Amortization of debt discount for the year ended December 31, 2013	1,862,615		1,862,615
Net carrying value of convertible promissory notes as of December 31, 2013	4,064,412	-	4,064,412
Amortization of debt discount for the year ended December 31, 2014	935,588	-	935,588
Repayment of 1% convertible promissory note	(5,000,000)	-	(5,000,000)
Proceeds of new 1% convertible promissory notes	-	5,000,000	5,000,000
Allocated intrinsic value of beneficial conversion feature	-	-	-
Net carrying value of convertible promissory notes as of December 31, 2014 and 2015	$-	$5,000,000	$5,000,000

Amortization of Deferred Charges and Debt Discount
The amortization of deferred charges and debt discount for the year ended December 31, 2015 was as follows:

	Warrants	Conversion Features	Deferred Charges	Total
New 1% convertible promissory notes, due in 2016	$-	$-	$-	$-
New 1% convertible promissory notes, due in 2014	-	-	-	-
Total	$-	$-	$-	$-

The amortization of deferred charges and debt discount for the year ended December 31, 2014 was as follows:

	Warrants	Conversion Features	Deferred Charges	Total
New 1% convertible promissory notes, due in 2016	$-	$-	$-	$-
New 1% convertible promissory notes, due in 2014	-	935,588	-	935,588
Total	$-	$935,588	$-	$935,588

Interest Expense

The following table details the interest expenses:

	Years Ended December 31,
	2015	2014
New 1% convertible promissory notes, due in 2016	$50,000	$37,397
New 1% convertible promissory notes, due in 2014		12,603
Total	$50,000	$50,000

NOTE 10                 CAPITAL LEASE OBLIGATION

As of December 31, 2015, the gross amount of the motor vehicle under capital leases was $57,692. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payment as of December 31, 2015.

Fiscal years ending December 31,
2016	$13,846
2017	4,615
Total minimum lease payments	18,461
Less: Amount representing interest	(857)
Present value of net minimum lease payment	17,604
Less: Current portion	(13,052)
Non-current portion	$4,552

NOTE 11                 COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. Set forth below is a description of certain loss contingencies as of December 31, 2015 and management’s opinion as to the likelihood of loss in respect of loss contingency.

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

 NOTE 12                STOCKHOLDERS’ DEFICIT

(A)	Stock, Options and Warrants Issued for Services

1. In August 2006, the Company issued a warrant to purchase up to 1,333 shares of restricted common stock to a consultant at an exercise price $52.5 per share. One-fourth of the shares underlying the warrant became exercisable every 45 days beginning from the date of issuance. The warrant remains exercisable until August 25, 2016. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions and estimates: expected dividend 0%, volatility 192%, a risk-free rate of 4.5% and an expected life of one (1) year. The value of the warrant recognized for the years ended December 31, 2015, and 2014 was $nil. As of December 31, 2015, none of the warrant was exercised.

2. In December 2012, the Company entered into two consultancy agreements with two consultants. Pursuant to the agreements, these two consultants were granted 400,000 shares and 166,667 shares respectively for their services rendered. In December 2012, the Company issued 266,667 and 166,667 shares of par value of $0.001 each to these two consultants respectively. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $390,000 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2012.  In January 2014, the Company issued the remaining 133,333 shares of par value of $0.001 to one of the consultant. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $55,600 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operation for the year ended December 31, 2014.

3. In March 2013, the Company agreed to issue an aggregate of 9,000 shares of common stock to the independent director, Charles Liu as director’s fee from November 16, 2011 to December 31, 2012. In November 2014, the shares were cancelled.

4. In August 2013, the Board of Directors granted an aggregate of 24,000 shares of common stock to the directors of the Company for their services rendered during the year from July 1, 2013 to June 30, 2014. Each director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Earnest Leung, 8,000 shares; Gerald Godfrey, 8,000 shares; and Charles Liu, 8,000 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil and $12,582 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2015 and 2014 respectively.

5. On February 24, 2014, the Company completed three private placements of 500,000 shares of restricted common stock at $1.5 per share. The transaction took place with three investors and generated gross proceeds of $750,000 for the year ended December 31, 2014.

6. In February 2015, the Company agreed to issue an aggregate of 56,250 shares of common stock to the independent director, Charles Liu as director’s fee from November 16, 2011 to June 30, 2014.

7. In February 2015, the Board of Director granted an aggregate of 39,999 shares of common stock to the directors of the Company for their services rendered during the year from July 1, 2014 to June 30, 2015. Each director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Earnest Leung, 13,333 shares; Wong Wing Kong, 13,333 shares; and Shirley Cheng, 13,333 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $27,309 and $12,582 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2015 and 2014 respectively.

8. In April 2015, the Company entered into a consultancy agreement with a consultant. Pursuant to the agreement, the consultant was granted 266,667 shares for his services rendered. In April 2015, the Company issued 266,667 shares of par value of $0.001 each to the consultant. In connection with this stock grants and in accordance with ASC Topic 718, the Company recognized $324,000 and $nil of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2015 and 2014 respectively.

9. In August 2015, the Board of Directors granted an aggregate of 53,332 shares of common stock to the directors of the Company for their services rendered during the year from July 1, 2015 to June 30, 2016. Each director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Earnest Leung, 13,333 shares; Wong Wing Kong, 13,333 shares; Frederick Wong, 13,333 shares and Shirley Cheng, 13,333 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $20,000 and $nil of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2015 and 2014 respectively.
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

NOTE 13                 RELATED PARTY TRANSACTIONS

Except as set forth below, during the years ended December 31, 2015 and 2014, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

In April 2009, in connection with debt restructuring, Statezone Ltd. of which Dr. Earnest Leung, the Company’s Chief Executive Officer and a Director (being appointed on July 15, 2009 and May 11, 2009, respectively) was the sole director, provided agency and financial advisory services to the Company. Accordingly, the Company paid an aggregate service fee of $350,000, of which $250,000 has been recorded as issuance costs for 1% Convertible Promissory Notes and $100,000 has been recorded as prepaid expenses and other current assets, net since April 2009. Such $100,000 is refundable unless the Keywin Option is exercised and completed. As of December 31, 2015, $100,000 was recorded as prepaid expenses and other current assets.

On July 1, 2009, the Company and Keywin, of which the Company’s chief executive officer and director is the director and his spouse is the sole shareholder, entered into an Amendment, pursuant to which the Company agreed to extend the exercise period for the Keywin Option under the Note Exchange and Option Agreement between the Company and Keywin, to purchase an aggregate of 1,637,522 shares of our common stock for an aggregate purchase price of $2,000,000, from a three-month period ended on July 1, 2009, to a six-month period ended October 1, 2009. The exercise period for the Keywin option was subsequently further extended to a nine-month period ended January 1, 2010, pursuant to the Second Amendment. On January 1, 2010, the Company and Keywin entered into the third Amendment, pursuant to which the Company agreed to further extend the exercise period to an eighteen-month period ended on October 1, 2010, and provide the Company with the right to unilaterally terminate the exercise period upon 30 days’ written notice. On September 30, 2010, the exercise price was extended at various times from September 1, 2010 to December 31, 2015, the latest exercise period for the Keywin Option was further extended to a one hundred and five-month period ending on January 1, 2018 and the exercise price changed to $0.99.

During the years ended December 31, 2015 and 2014, the Company received loans of $nil and $nil from its directors and repaid $nil and $85,244 to its directors respectively. As of December 31, 2015 and 2014, the Company recorded an amount of $nil payable to directors. Such payable was included in accounts payable, accrued expenses and other payables on the consolidated balance sheets. The amount is unsecured, bears no interest and repayable on demand.

NOTE 14                 NET LOSS PER COMMON SHARE

Net loss per share information for the years ended December 31, 2015 and 2014 was as follows:

	2015	2014
Numerator:
Net loss attributable to NCN common stockholders	$(836,776)	$(2,484,932)
Denominator :
Weighted average number of shares outstanding, basic	8,003,289	7,669,855
Effect of dilutive securities		-
Options and warrants	-	-
Weighted average number of shares outstanding, diluted	8,003,289	7,669,855

Net loss per common share – basic and diluted	$(0.11)	$(0.32)

The diluted net loss per common share is the same as the basic net loss per common share for the years ended December 31, 2015 and 2014 as the ordinary shares issuable under stock options and warrants outstanding are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. The securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because of anti-dilutive effect as of December 31, 2015 and 2014 were summarized as follows:

	2015	2014
Potential common equivalent shares:
Stock warrants for services (1)	-	-
Conversion feature associated with convertible promissory notes to common stock	-	-
Common stock to be granted to directors executives and employees for services (including non-vested shares)	-	-
Common stock to be granted to consultants for services (including non-vested shares)*	1,333	1,333
Stock options granted to Keywin	-	79,715
Total	1,333	81,048

Remarks:
*As of December 31, 2015, the number of potential common equivalent shares associated with warrants issued for services was nil, which was related to a warrant to purchase 1,333 shares of common stock issued by the Company to a consultant in 2006 for service rendered at an exercise price of $52.50, which will expire in August 2016.
+ The per share computation reflect the changes in number of shares as restated to give retroactive effective to the 1 for 15 shares reverse stock split which occurred on August 11, 2015

NOTE 15                 BUSINESS SEGMENTS FROM CONTINUING OPERATIONS

The Company operates in one single business segment: Media Network, providing out-of-home advertising services.

Geographic Information

The Group operates in the PRC and all of the Company’s long lived assets are located in the PRC.

Major Customers

An analysis of percentage of advertising sales to major customers is as follows:
	2015	2014
Customer A	-	67%
Customer B	-	16%

NOTE 16                GAIN FROM DISPOSAL OF SUBSIDIARIES

As a part of the cost-cutting measures implemented, the Company re-assessed the commercial viability of each of the concession rights contracts and have terminated those determined as no longer commercially viable due to high annual fees. The Company’s subsidiary, NCN Media Services Limited, disposed of its entire 100% equity interests of Linkrich Enterprise Advertising and Investment Limited, a Hong Kong investment holding company and Yi Gao Shanghai Advertising Limited, a PRC advertising company which has maintained minimal operation since October 2014, to an unrelated individual at $1 consideration. Accordingly, the Company recorded a gain from disposal of subsidiaries of $129,726 arising from disposal of subsidiaries with negative equity.

NOTE 17                INCOME TAXES

Income is subject to taxation in various countries in which the Company and its subsidiaries operate or are incorporated. The (income) loss before income taxes by geographical locations for the years ended December 31, 2015 and 2014 were summarized as follows:
	2015	2014
United States	$539,586	$1,241,366
Foreign	297,190	1,243,566
	$836,776	$2,484,932

Income tax expenses by geographical locations for the years ended December 31, 2015 and 2014 were summarized as follows:

	2015	2014
Current
United States	$-	$-
Foreign	-	-
	$-	$-
Deferred
United States	$-	$-
Foreign	-	-
	$-	$-

The reconciliation of the effective income tax of the Company to the U.S. federal statutory rate was as follows:

	2015	2014
Expected income tax benefit	$284,504	$844,877
Operating loss carried forward	(183,459)	(103,965)
Nondeductible income (expenses)	-	(318,100)
Tax effect on foreign income which is not subject to U.S. federal corporate income tax rate of 34%	(101,045)	(422,812)
	$-	$-

An analysis of the Company’s deferred tax liabilities and deferred tax assets as of December 31, 2015 and 2014 was as follows:

	2015	2014
Deferred tax assets:
Effect of net operating loss carried forward	$8,517,120	$8,333,661
Less: valuation allowance	(8,517,120)	(8,333,661)
Net deferred tax assets	$-	$-

The Company provided a full valuation allowance against the deferred tax assets as of December 31, 2015 and 2014 due to the uncertainty surrounding the realizability of these benefits in future tax returns.