Form 10-Q
period 2016-03-31
NETWORK CN INC
filed 2017-04-14
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

NETWORK CN INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Note	As of March 31, 2016	As of December 31, 2015
ASSETS
Current Assets
Cash		$6,334	$6,790
Prepaid expenses and other current assets, net	5	106,087	101,157
Total Current Assets		112,421	107,947

Equipment, Net		13,427	16,643

TOTAL ASSETS		$125,848	$124,590

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	6	$5,080,960	$4,853,036
1% convertible promissory note due 2016, net	8	5,000,000	5,000,000
Capital lease obligation	7	13,278	13,052
Total Current Liabilities		10,094,238	9,866,088

Non-Current Liabilities
Capital lease obligation, net of current portion	7	1,148	4,552
Total Non-Current Liabilities		1,148	4,552

TOTAL LIABILITIES		10,095,386	9,870,640

COMMITMENTS AND CONTINGENCIES	9

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 26,666,667 shares authorized Shares issued and outstanding: 8,041,995 and 8,041,995 as of March 31, 2016 and December 31, 2015, respectively		8,042	8,042
Additional paid-in capital		123,696,741	123,686,741
Accumulated deficit		(135,378,414)	(135,144,882)
Accumulated other comprehensive income		1,704,093	1,704,049
TOTAL STOCKHOLDERS’ DEFICIT	10	(9,969,538)	(9,746,050)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$125,848	$124,590

The accompanying notes are an integral part of the condensed consolidated financial statements.

+ As restated to give retroactive effective to the 1 for 15 shares reverse stock split which occurred on August 11, 2015.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(UNAUDITED)

		Three Months Ended
	Note	March 31, 2016	March 31, 2015
REVENUES
Advertising services		$-	$-

COST OF REVENUES		-
Cost of advertising services		-	-

GROSS LOSS		-	-

OPERATING EXPENSES
General and administrative		(97,830)	(127,250)
Stock based compensation for services		(10,000)	(11,069)
Total Operating Expenses		(107,830)	(138,319)

LOSS FROM OPERATIONS		(107,830)	(138,319)

OTHER INCOME
Interest income		-	1
Total Other Income		-	1

INTEREST AND OTHER DEBT-RELATD EXPENSES
Interest expense	6, 7&8	(125,702)	(109,499)
Total Interest and Other Debt-Related Expenses		(125,702)	(109,499)

NET LOSS BEFORE INCOME TAXES		(233,532)	(247,817)
Income taxes		-	-
NET LOSS		$(233,532)	$(247,817)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain		44	3,761
Total Other Comprehensive Income gain		44	3,761

COMPREHENSIVE LOSS		$(233,488)	$(244,056)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	12	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	12	8,041,995	7,720,214

The accompanying notes are an integral part of the condensed consolidated financial statements.

+ As restated to give retroactive effective to the 1 for 15 shares reverse stock split which occurred on August 11, 2015.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(UNAUDITED)

	Three Months Ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(233,532)	$(247,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:
Equipment	3,216	5,124
Stock-based compensation for service	10,000	11,069
Changes in operating assets and liabilities:
Prepaid expenses and other current assets, net	(4,930)	38,997
Accounts payable, accrued expenses and other payables	213,469	75,709
Net cash used in operating activities	(11,777)	(116,918)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan	14,455	100,769
Repayment of capital lease obligation	(3,178)	(2,951)
Net cash provided by financing activities	11,277	97,818

EFFECT OF EXCHANGE RATE CHANGES ON CASH	44	3,850

NET DECREASE IN CASH	(456)	(15,250)

CASH, BEGINNING OF PERIOD	6,790	22,645

CASH, END OF PERIOD	$6,334	$7,395

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest paid	$284	$511

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

The unaudited condensed consolidated financial statements for the three months ended March 31, 2016 and 2015 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair presentation of financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, previously filed with the Securities and Exchange Commission on March 31, 2017.

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

Details of the Company’s principal subsidiaries and variable interest entities as of March 31, 2016, are described in Note 4 – Subsidiaries and Variable Interest Entities.

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

Going Concern

The Company has experienced recurring net losses of $233,532 and $247,817 for the three months ended March 31, 2016 and 2015, respectively. Additionally, the Company has net cash used in operating activities of $11,777 and $116,918 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and December 31, 2015, the Company has stockholders’ deficit of $9,969,538 and $9,746,050, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

In response to current financial conditions, the Company has undergone a drastic cost-cutting exercise, including reduction of the Company’s workforce, office rentals and other general and administrative expenses. The Company has actively explored new prominent media projects in order to provide a wider range of media and advertising services and improve our financial performance. If the project can start to operate, the Company expects that the project will improve the Company’s future financial performance. The Company expects that the new project can generate positive cashflow.

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

(E) Equipment, Net

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

(F) Impairment of Long-Lived Assets

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

 (G) Convertible Promissory Notes

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

(H) Revenue Recognition

The Company recognizes revenue in the period when advertisements are either aired or published.

(I) Stock-based Compensation

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

(J) Income Taxes

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

(K) Comprehensive Income (Loss)

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

(L) Earnings (Loss) Per Common Share

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

The diluted net loss per share is the same as the basic net loss per share for the three months ended March 31, 2016 and 2015, as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

(M) Operating Leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Payments made under operating leases are charged to the unaudited condensed consolidated statements of operations on a straight-line basis over the lease period.

(N) Capital Leases

Leases are classified as capital leases whenever the terms of the lease transfer substantially all the risks and rewards of ownership to lessee. Assets held under capital leases are initially recognized as assets at their fair value or, if lower, the present value of the minimum lease payments. Each lease payment is allocated between the liability and finance charges so as to achieve a constant rate on the finance balance outstanding. The interest elements of the finance cost are charged to the unaudited condensed consolidated statements of operations over the lease period so as to produce a constant rate of interest on the remaining balance of the liability for each period. The equipment acquired under finance leases is depreciated over the shorter of the useful life of the asset and the lease term.

(O) Foreign Currency Translation

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

(P) Fair Value of Financial Instruments

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

The carrying value of the Company’s financial instruments, which consist of cash, prepaid expenses and other current assets, accounts payable, accrued expenses and other payables, and convertible promissory notes approximates fair value due to the short-term maturities.

(Q) Segmental Reporting

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

(R) Recent Accounting Pronouncements

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

NOTE 4.                   SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal subsidiaries and variable interest entities as of March 31, 2016 were as follows:
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

Remarks:

1) Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.

NOTE 5.                   PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of March 31, 2016 and December 31, 2015 were as follows:

	As of March 31, 2016	As of December 31, 2015
Prepaid expenses	$105,885	$100,955
Other deposits	202	202
Sub-total	106,087	101,157
Less: allowance for doubtful debts	-	-
Total	$106,087	$101,157

The Company recorded no allowance for doubtful debts for prepaid expenses and other current assets for the three months ended March 31, 2016 and 2015.

NOTE 6.               ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of March 31, 2016 and December 31, 2015 were as follows:

	As of March 31, 2016	As of December 31, 2015
Accrued staff benefit and related fees	$1,300,949	$1,241,765
Accrued professional fees	164,430	149,508
Accrued interest expenses	1,003,693	878,275
Other accrued expenses	86,055	74,117
Short-term loans 1)	2,515,844	2,501,389
Other payables	9,989	7,982
Total	$5,080,960	$4,853,036

1) As of March 31, 2016, the Company recorded an aggregated amount of $2,515,844 short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on due date. As of the date of this report, those loans have not yet been repaid.

The interest expenses of the short-term loans for the three months ended March 31, 2016 and 2015 were $112,952 and $96,659, respectively.

NOTE 7.               CAPITAL LEASE OBLIGATION

As of March 31, 2016, the gross amount of the motor vehicle under capital leases was $57,692. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payment as of March 31, 2016.

Fiscal years ending December 31,
2016	$10,385
2017	4,615
Total minimum lease payments	15,000
Less: Amount representing interest	(574)
Present value of net minimum lease payment	14,426
Less: Current portion	(13,278)
Non-current portion	$1,148

NOTE 8.                   CONVERTIBLE PROMISSORY NOTES AND WARRANTS

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

Pursuant to a note exchange and option agreement, dated April 2, 2009 (the “Note Exchange and Option Agreement”), between the Company and Keywin, Keywin exchanged its Amended and Restated Note in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 4,093,806 shares of the Company’s common stock and an option to purchase an aggregate of 1,637,522 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000 (the “Keywin Option”). The Keywin Option was originally exercisable for a three-month period which commenced on April 2, 2009, but pursuant to several subsequent amendments, the exercise period has been extended to a one hundred and five-months period ending on January 1, 2018 and the exercise price changed to $0.99, subject to the Company’s right to unilaterally terminate the exercise period upon 30 days’ written notice. As of March 31,2016, the Keywin Option has not been exercised.

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

Convertible promissory notes, net as of March 31, 2016 and December 31, 2015 were as follows:

	As of March 31, 2016	As of December 31, 2015
Gross carrying value	$5,000,000	$5,000,000
Less: Allocated intrinsic value of beneficial conversion feature	-	-
Add: Accumulated amortization of debt discount	-	-
	5,000,000	5,000,000
Less: Current portion	-	-
Non-current portion	$5,000,000	$5,000,000

Interest Expense

The interest expenses of the 1% Convertible Promissory Notes for the three months ended March 31, 2016 and 2015 were $12,466 and $12,329, respectively.

NOTE 9.                   COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. As of March 31, 2016, the Company’s management is of the opinion that there are no commitments and contingencies to account for.

NOTE 10.                 STOCKHOLDERS’ DEFICIT

(A)  Stock, Options and Warrants Issued for Services

1. In August 2006, the Company issued a warrant to purchase up to 1,333 shares of restricted common stock to a consultant at an exercise price $52.5 per share. One-fourth of the shares underlying the warrant became exercisable every 45 days beginning from the date of issuance. The warrant remains exercisable until August 25, 2016. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as with the following assumptions and estimates: expected dividend 0%, volatility 192%, a risk-free rate of 4.5% and an expected life of one (1) year. The value of the warrant recognized for the three months ended March 31, 2016 and 2015 were $nil. As of March 31, 2016, none of the warrant was exercised.

2. In February 2015, the Board of Director granted an aggregate of 39,999 shares of common stock to the directors of the Company for their services rendered during the year from July 1, 2014 to June 30, 2015. Each director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Earnest Leung, 13,333 shares; Wong Wing Kong, 13,333 shares; and Shirley Cheng, 13,333 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $11,069 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended March 31, 2015.

3. In August 2015, the Board of Directors granted an aggregate of 53,332 shares of common stock to the directors of the Company for their services rendered during the year from July 1, 2015 to June 30, 2016. Each director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Earnest Leung, 13,333 shares; Wong Wing Kong, 13,333 shares; Frederick Wong, 13,333 shares and Shirley Cheng, 13,333 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $10,000 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended March 31, 2016.

NOTE 11.                 RELATED PARTY TRANSACTIONS

Except as set forth below, during the three months ended March 31, 2016 and 2015, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

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

On July 1, 2009, the Company and Keywin, of which the Company’s chief executive officer and director is the director and his spouse is the sole shareholder, entered into an Amendment, pursuant to which the Company agreed to extend the exercise period for the Keywin Option under the Note Exchange and Option Agreement between the Company and Keywin, to purchase an aggregate of 1,637,522 shares of our common stock for an aggregate purchase price of $2,000,000, from a three-month period ended on July 1, 2009, to a six-month period ended October 1, 2009. The exercise period for the Keywin option was subsequently further extended to a nine-month period ended January 1, 2010, pursuant to the Second Amendment. On January 1, 2010, the Company and Keywin entered into the third Amendment, pursuant to which the Company agreed to further extend the exercise period to an eighteen-month period ended on October 1, 2010, and provide the Company with the right to unilaterally terminate the exercise period upon 30 days’ written notice. On September 30, 2010, the exercise period was extended at various times from September 1, 2010 to December 31, 2015, the latest exercise period for the Keywin Option was further extended to a one hundred and five-months period ending on January 1, 2018 and the exercise price changed to $0.99.

NOTE 12.                 NET LOSS PER COMMON SHARE

Net loss per common share information for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
Numerator:
Net loss attributable to NCN common stockholders	$(233,532)	$(247,817)
Denominator:
Weighted average number of shares outstanding, basic +	8,041,995	7,720,214
Effect of dilutive securities	-	-
Options and warrants	-	-
Weighted average number of shares outstanding, diluted	8,041,995	7,720,214

Net loss per common share – basic and diluted	$(0.03)	$(0.03)

The diluted net loss per common share is the same as the basic net loss per common share for the three months ended March 31, 2016 and 2015 as all potential common shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. The securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because of anti-dilutive effect as of March 31, 2016 and 2015 were summarized as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
Potential common equivalent shares:
Stock warrants for services*	-	-
Conversion feature associated with convertible promissory notes to common stock	-	-
Common stock to be granted to consultants for services (including non-vested shares) *	1,333	1,333
Stock options granted to Keywin	-	-
Total	1,333	1,333

Remarks: * As of March 31, 2016, the number of potential common equivalent shares associated with warrants issued for services was nil, which was related to a warrant to purchase 1,333 shares of common stock issued by the Company to a consultant in 2006 for service rendered at an exercise price of $52.5, which will expire in August 2016.

+ The per share computation reflect the changes in number of shares as restated to give retroactive effective to the 1 for 15 shares reverse stock split which occurred on August 11, 2015

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe”, “expect”, “anticipate”, “project”, “targets”, “optimistic”, “intend”, “aim”, “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to our potential inability to raise additional capital; changes in domestic and foreign laws, regulations and taxes; uncertainties related to China’s legal system and economic, political and social events in China; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks”; changes in economic conditions, including a general economic downturn or a downturn in the securities markets; and any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for fiscal year ended December 31, 2015 and subsequent SEC filings. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

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

For more information relating to our business, please refer to Part I, “Item 1 - Business” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Comparison of Three Months Ended March 31, 2016 and March 31, 2015

General and Administrative Expenses – General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, stock-based compensation expense for stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718, employee bonuses and other staff welfare and benefits, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses). General and administrative expenses for the three months ended March 31, 2016 decreased by 23% to $97,830, as compared to $127,250 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to the minimal operation of the Company.

Stock based compensation for services – Stock-based compensation for services is stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718, Stock-based compensation for services was $10,000 for the three months ended March 31, 2016. This decreased by 10%, as compared to $11,069 for the corresponding prior year period.  The decrease in the stock-based compensation was mainly due to more stock having been granted for services rendered during the three months ended March 31, 2015.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the three months ended March 31, 2016 increased to $125,702, or by 15%, as compared to $109,499 for the corresponding prior year period.  The increase was mainly due to the increased in short term loans.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended March 31, 2016 and 2015, because the Company and all of its subsidiaries and variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $233,532 for the three months ended March 31, 2016, a decrease of 5.76%, as compared to a net loss of $247,817 for the corresponding prior year period. The decrease in net loss was driven by several factors, including the decrease in general and administrative expenses and set off by increase in interest expense and other debt-related expenses.

Liquidity and Capital Resources

As of March 31, 2016, we had cash of $6,334, as compared to $6,790 as of December 31, 2015, a decrease of $456 with no significant changes.

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31, 2016	March 31, 2015
Net cash used in operating activities	$(11,777)	$(116,918)
Net cash provided by financing activities	11,277	97,818
Effect of exchange rate changes on cash	44	3,850
Net decrease in cash	(456)	(15,250)
Cash, beginning of period	6,790	22,645
Cash, end of period	$6,334	$7,395

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2016 was $11,777, as compared to net cash used in operating activities amounting to $116,918 for the corresponding prior year period. This was mainly attributable to decreased in payment to suppliers during the three months ended March 31, 2016.

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

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016 and 2015 was $nil.

Financing Activities

Net cash provided by financing activities was $11,277 for the three months ended March 31, 2016, as compared to $97,818 for the corresponding prior year period. The decrease was mainly due to decrease in proceeds from short-term loans for financing our operations during the three months ended March 31, 2015.

Short-term Loan

As of March 31, 2016, the Company recorded an aggregated amount of $2,515,844 short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. Up to the date of this report, those loans have not yet been repaid.

Capital Expenditures

During the three months ended March 31, 2016 and 2015, we did not acquired equipment.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of March 31, 2016:

	Payments due by period
	Total	Due in 2016	Due in 2017 – 2018	Due in 2018-2019	Thereafter
Debt Obligations (a)	$5,000,000	$5,000,000	$-	$-	$-
Short Term Loan (b)	2,515,844	2,515,844	-	-	-
Capital Lease Obligation (c)	$15,000	$10,385	$4,615	$-	$-

(a) Debt Obligations. We issued an aggregate of $5,000,000 in 1% Convertible Promissory Notes in April 2009 to our investors and such 1% Convertible Promissory Notes matured on April 1, 2016. For details, please refer to the Note 8 of the consolidated financial statements.

 (b) Short Term Loan. We have entered into short-term loan agreement with an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and repayable on demand or have due date in a month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. Up to the date of this report, those loans have not yet been repaid.

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2016, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

We have not sold any equity securities during the quarter ended March 31, 2016 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

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

Date: April 14, 2017	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Shirley Cheng
Shirley Cheng, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)