Form 10-Q
period 2016-09-30
NETWORK CN INC
filed 2017-04-14
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

NETWORK CN INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Note	As of September 30, 2016	As of December 31, 2015
ASSETS
Current Assets
Cash		$8,182	$6,790
Prepaid expenses and other current assets, net	5	102,885	101,157
Total Current Assets		111,067	107,947

Equipment, Net		6,996	16,643

TOTAL ASSETS		$118,063	$124,590

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	6	$5,542,928	$4,853,036
1% convertible promissory note due 2016, net	8	5,000,000	5,000,000
Capital lease obligation	7	7,900	13,052
Total Current Liabilities		10,550,828	9,866,088

Non-Current Liabilities
Capital lease obligation, net of current portion	7	-	4,552
Total Non-Current Liabilities		-	4,552

TOTAL LIABILITIES		10,550,828	9,870,640

COMMITMENTS AND CONTINGENCIES	9

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 26,666,667 shares authorized Shares issued and outstanding: 8,041,995 and 8,041,995 as of September 30, 2016 and December 31, 2015, respectively		8,042	8,042
Additional paid-in capital		123,706,741	123,686,741
Accumulated deficit		(135,851,536)	(135,144,882)
Accumulated other comprehensive income		1,703,988	1,704,049
TOTAL STOCKHOLDERS’ DEFICIT	10	(10,432,765)	(9,746,050)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$118,063	$124,590

The accompanying notes are an integral part of the condensed consolidated financial statements.

+ As restated to give retroactive effect to the 1 for 15 shares reverse stock split which occurred on August 11, 2015.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(UNAUDITED)

		Three Months Ended		Nine Months Ended
	Note	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
REVENUES
Advertising services		$-	$-	$-	$-

COST OF REVENUES
Cost of advertising services		-	-	-	-

GROSS GAIN/(LOSS)		-	-	-	-

OPERATING EXPENSES
General and administrative		(100,852)	(137,343)	(304,074)	(436,176)
Gain from write-off of long-aged payables		-	-	-	437,749
Gain from disposal of subsidiaries	13	-	-	-	129,726
Stock based compensation for services		-	(667)	(20,000)	(351,976)
Total Operating Expenses		(100,852)	(138,010)	(324,074)	(220,677)

LOSS FROM OPERATIONS		(100,852)	(138,010)	(324,074)	(220,677)

OTHER INCOME, NET
Interest income		-	1	-	3
Total Other Income, Net		-	1	-	3

INTEREST AND OTHER DEBT- RELATED EXPENSES
Interest expense	6, 7&8	(129,571)	(121,694)	(382,580)	(347,380)
Total Interest and Other Debt– Related Expenses		(129,571)	(121,694)	(382,580)	(347,380)

NET LOSS BEFORE INCOME TAXES		(230,423)	(259,703)	(706,654)	(568,054)
Income taxes		-	-		-
NET LOSS		$(230,423)	$(259,703)	$(706,654)	$(568,054)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)		(26)	(106)	(61)	1,340
Total other comprehensive income (loss)		(26)	(106)	(61)	1,340

COMPREHENSIVE LOSS		$(230,449)	$(259,809)	$(706,715)	$(566,714)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED+	12	$(0.0287)	$(0.032)	$(0.088)	$(0.071)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED+	12	8,041,995	8,041,881	8,041,995	7,986,272

The accompanying notes are an integral part of the condensed consolidated financial statements.

+ As restated to give retroactive effect to the 1 for 15 shares reverse stock split which occurred on August 11, 2015.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(UNAUDITED)

	Nine Months Ended
	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(706,654)	$(568,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:
Equipment	9,647	12,749
Gain from write-off of long-aged payables	-	(437,749)
Gain from disposal of subsidiaries	-	(129,726)
Stock-based compensation for service	20,000	351,976
Loss (Gain) on disposal of equipment	-	7,441

Changes in operating assets and liabilities:
Accounts receivable, net	-	(5)
Prepaid expenses and other current assets, net	(1,728)	48,349
Accounts payable, accrued expenses and other payables	568,173	361,373
Net cash used in operating activities	(110,562)	(353,646)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(1,535)
Net cash used in investing activities	-	(1,535)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan	121,719	348,192
Repayment of capital lease obligation	(9,704)	(9,023)
Net cash provided by financing activities	112,015	339,169

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(61)	190

NET INCREASE/(DECREASE) IN CASH	1,392	(15,822)

CASH, BEGINNING OF PERIOD	6,790	22,645

CASH, END OF PERIOD	$8,182	$6,823

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$681	$1,362

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

The unaudited condensed consolidated financial statements for the nine months ended September 30, 2016 and 2015 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair presentation of financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Details of the Company’s principal subsidiaries and variable interest entities as of September 30, 2016 are described in Note 4 – Subsidiaries and Variable Interest Entities.

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

Going Concern

The Company has experienced recurring net losses of $706,654 and $568,054 for the nine months ended September 30, 2016 and 2015, respectively. Additionally, the Company has net cash used in operating activities of $110,562 and $353,646 for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and December 31, 2015, the Company has stockholders’ deficits of $10,432,765 and $9,746,050, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

In response to current financial conditions, the Company has undergone a drastic cost-cutting exercise, including reduction of the Company’s workforce, office rentals and other general and administrative expenses. The Company has actively explored new prominent media projects in order to provide a wider range of media and advertising services and improve our financial performance. If the project can start to operate, the Company expects that the project will improve the Company’s future financial performance. The Company expects that the new project can generate positive cashflow.

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

The diluted net loss per share is the same as the basic net loss per share for the nine months ended September 30, 2016 and 2015, as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

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

NOTE 4.                   SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal subsidiaries and variable interest entities as of September 30, 2016 were as follows:
Name	Place of Incorporation	Ownership/Control interest attributable to the Company	Principal activities
NCN Group Limited	BVI	100%	Investment holding
NCN Media Services Limited	BVI	100%	Investment holding
Business Boom Investments Limited	BVI	100%	Investment holding
Cityhorizon Limited	Hong Kong	100%	Investment holding
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
Crown Eagle Investment Limited	Hong Kong	100%	Dormant
Crown Winner International Limited	Hong Kong	100%	Investment holding
NCN Group (HK) Limited	Hong Kong	100%	Dormant
NCN Huamin Management Consultancy (Beijing) Company Limited	PRC	100%	Dormant
Huizhong Lianhe Media Technology Co., Ltd.	PRC	100%	Dormant
Beijing Huizhong Bona Media Advertising Co., Ltd.	PRC	100% (1)	Dormant
Xingpin Shanghai Advertising Limited	PRC	100% (1)	Dormant
Chuanghua Shanghai Advertising Limited	PRC	100%	Dormant
Jiahe Shanghai Advertising Limited	PRC	100%	Dormant

Remarks:

1)	Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.

NOTE 5.               PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of September 30, 2016 and December 31, 2015 were as follows:

	As of September 30, 2016	As of December 31, 2015
Prepaid expenses	102,683	100,955
Other deposits	202	202
Sub-total	102,885	101,157
Less: allowance for doubtful debts	-	-
Total	$102,885	$101,157

The Company recorded no allowance for doubtful debts for prepaid expenses and other current assets for the three and nine months ended September 30, 2016 and 2015.

NOTE 6.               ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of September 30, 2016 and December 31, 2015 were as follows:
	As of September 30, 2016	As of December 31, 2015
Accrued staff benefit and related fees	$1,398,283	$1,241,765
Accrued professional fees	161,428	149,508
Accrued interest expenses	1,260,175	878,275
Other accrued expenses	87,540	74,117
Short-term loans 1)	2,623,108	2,501,389
Other payables	12,394	7,982
Total	$5,542,928	$4,853,036

1) As of September 30, 2016, the Company recorded an aggregated amount of $2,623,108 of short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on due date. As of the date of this report, those loans have not yet been repaid.

The interest expenses of the short-term loans for the three months ended September 30, 2016 and 2015 were $116,798 and $108,694, while for the nine months ended September 30, 2016 and 2015 amounted to $344,502 and $308,621, respectively.

NOTE 7.	CAPITAL LEASE OBLIGATION

As of September 30, 2016, the gross amount of the motor vehicle under capital leases was $57,692. The following is a schedule by years of future minimum lease payment under capital leases together with the present value of the net minimum lease payment as of September 30, 2016.

Fiscal years ending December 31,
2016	$3,462
2017	4,615
Total minimum lease payments	8,077
Less: Amount representing interest	(177)
Present value of net minimum lease payment	7,900
Less: Current portion	(7,900)
Non-current portion	$-

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

Pursuant to a note exchange and option agreement, dated April 2, 2009 (the “Note Exchange and Option Agreement”), between the Company and Keywin, Keywin exchanged its Amended and Restated Note in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 4,093,806 shares of the Company’s common stock and an option to purchase an aggregate of 1,637,522 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000 (the “Keywin Option”). The Keywin Option was originally exercisable for a three-month period which commenced on April 2, 2009, but pursuant to several subsequent amendments, the exercise period has been extended to a one hundred and five-month period ending on January 1, 2018 and the exercise price changed to $0.99, subject to the Company’s right to unilaterally terminate the exercise period upon 30 days’ written notice. As of September 30, 2016, the Keywin Option has not been exercised.

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

4)No extension of 1% Convertible Promissory Notes at the maturity date on April 1, 2016

On April 29, 2016, the Company received a reservation of rights letter from the note holders to reserves all of its powers, rights and privileges.

Convertible promissory notes, net as of September 30, 2016 and December 31, 2015 were as follows:

	As of September 30, 2016	As of December 31, 2015
Gross carrying value	$5,000,000	$5,000,000
Less: Allocated intrinsic value of beneficial conversion feature	-	-
Add: Accumulated amortization of debt discount	-	-
	5,000,000	5,000,000
Less: Current portion	(5,000,000)	(5,000,000)
Non-current portion	$-	$-

Interest Expense

The interest expenses of the 1% Convertible Promissory Notes for the three months ended September 30, 2016 and 2015 were $12,603 and $12,603, respectively, while for the nine months ended September 30, 2016 and 2015 amounted to $37,397 and $37,397, respectively.

NOTE 9.                   COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. As of September 30, 2016, the Company’s management is of the opinion that there are no commitments and contingencies to account for.

NOTE 10.                 STOCKHOLDERS’ DEFICIT

(A)  Stock, Options and Warrants Issued for Services

1. In August 2006, the Company issued a warrant to purchase up to 1,333 shares of restricted common stock to a consultant at an exercise price $52.5 per share. One-fourth of the shares underlying the warrant became exercisable every 45 days beginning from the date of issuance. The warrant remains exercisable until August 25, 2016. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as with the following assumptions and estimates: expected dividend 0%, volatility 192%, a risk-free rate of 4.5% and an expected life of one (1) year. The value of the warrant recognized for the three and nine months ended September 30, 2016 and 2015 was $nil. As of September 30, 2016, none of the warrant was exercised.

2. In February 2015, the Board of Directors granted an aggregate of 39,999 shares of common stock to the directors of the Company for their services rendered during the year from July 1, 2014 to June 30, 2015. Each director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Earnest Leung, 13,333 shares; Wong Wing Kong, 13,333 shares; and Shirley Cheng, 13,333 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended September 30, 2016 and 2015, respectively, while during the nine months ended September 30, 2016 and 2015 such amounts were $nil and $27,309, respectively.

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

4. In August 2015, the Board of Directors granted an aggregate of 53,332 shares of common stock to the directors of the Company for their services rendered during the year from July 1, 2015 to June 30, 2016. Each director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Earnest Leung, 13,333 shares; Wong Wing Kong, 13,333 shares; Frederick Wong, 13,333 shares and Shirley Cheng, 13,333 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil and $667 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended September 30, 2016 and 2015, while during the nine months ended September 30, 2016 and 2015 such amounts were $20,000 and $667, respectively.

NOTE 11.                 RELATED PARTY TRANSACTIONS

Except as set forth below, during the three and nine months ended September 30, 2016 and 2015, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

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

NOTE 12.                 NET LOSS PER COMMON SHARE

Net loss per common share information for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Numerator:
Net loss attributable to NCN common stockholders	$(230,423)	$(259,703)	$(706,654)	$(568,054)
Denominator:
Weighted average number of shares outstanding, basic	8,041,995	8,041,881	8,041,995	7,986,272
Effect of dilutive securities	-	-	-	-
Options and warrants	-	-	-	-
Weighted average number of shares outstanding, diluted	8,041,995	8,041,881	8,041,995	7,986,272

Net loss per common share – basic and diluted+	$(0.0287)	$(0.032)	$(0.088)	$(0.071)

The diluted net loss per common share is the same as the basic net loss per common share for the three and nine months ended September 30, 2016 and 2015 as all potential common shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. The securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss income per common share because of anti-dilutive effect as of September 30, 2016 and 2015 were summarized as follows:
	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Potential common equivalent shares:
Stock warrants for services*	-	-	-	-
Conversion feature associated with convertible promissory notes to common stock	-	-	-	-
Common stock to be granted to consultants for services (including non- vested shares) *	-	1,333	-	1,333
Stock options granted to Keywin	-	-	-	-
Total	-	1,333	-	1,333

Remarks:
*As of September 30, 2016, the number of potential common equivalent shares associated with warrants issued for services was nil, which was related to a warrant to purchase 1,333 shares of common stock issued by the Company to a consultant in 2006 for service rendered at an exercise price of $52.50, which was expired in August 2016.
+ The per share computation reflect the changes in number of shares as restated to give retroactive effective to the 1 for 15 shares reverse stock split which occurred on August 11, 2015.

NOTE 13                GAIN FROM DISPOSAL OF SUBSIDIARIES

As a part of the cost-cutting measures implemented, the Company re-assessed the commercial viability of each of the concession rights contracts and have terminated those determined as no longer commercially viable due to high annual fees. The Company’s subsidiary, NCN Media Services Limited, disposed of its entire 100% equity interests of Linkrich Enterprise Advertising and Investment Limited, a Hong Kong investment holding company and Yi Gao Shanghai Advertising Limited, a PRC advertising company which has maintained minimal operation since October 2014, to an unrelated individual at $1 consideration. Accordingly, the Company recorded a gain from disposal of subsidiaries of $129,726 arising from disposal of subsidiaries with negative equity for the nine months ended September 30, 2015.

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

Comparison of Three Months Ended September 30, 2016 and September 30, 2015

General and Administrative Expenses – General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, employee bonuses and other staff welfare and benefits, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses). General and administrative expenses for the three months ended September 30, 2016 decreased by 27% to $100,852, as compared to $137,343 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to our continuous cost cutting measures and decrease in headcount compare to 2015.

Gain from write-off of long aged payables – Gain from write-off of long-aged payables was $nil for the three months ended September 30, 2016 and 2015.

Gain from disposal of subsidiaries – Gain from disposal of subsidiaries was $nil for the three months ended September 30, 2016 and 2015.

Stock based compensation for services – Stock-based compensation for services is stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718. Stock-based compensation for services was $nil for the three months ended September 30, 2016. This decreased by 100%, as compared to $667 for the corresponding prior year period.  The decrease in the stock-based compensation was mainly due no stock grant during the three months ended September 30, 2016.

Other income – Other income for the three months ended September 30, 2016 was $nil, compared to other income of $1 for the corresponding prior year period. No significant difference.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the three months ended September 30, 2016 increased to $129,571, or by 7%, as compared to $121,694 for the corresponding prior year period.  The increase was mainly due to the increase of short term loans.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended September 30, 2016 and 2015, because the Company and all of its subsidiaries and variable interest entity operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $230,423 for the three months ended September 30, 2016, a decrease of 11%, as compared to $259,703 for the corresponding prior year period. The decrease in net loss was primarily due to continuous cost cutting and set off by the increase in interest expenses during the three months ended September 30, 2016.

Comparison of Nine Months Ended September 30, 2016 and September 30, 2015

General and Administrative Expenses – General and administrative expenses for the nine months ended September 30, 2016 decreased by 30% to $304,074, compared to $436,176 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to continuous cost cutting measures.

Gain from write-off of long aged payables – Gain from write-off of long-aged payables was $437,749 for the nine months ended September 30, 2015.  We believe the obligation for future settlement for such long-aged payables is remote and therefore wrote them off.

Gain from disposal of subsidiaries – Gain from disposal of subsidiaries was $129,726 for the nine months ended September 30, 2015. As a part of the cost-cutting measures implemented, the Company re-assessed the commercial viability of each of the concession rights contracts and have terminated those determined as no longer commercially viable due to high annual fees. The Company’s subsidiary, NCN Media Services Limited, disposed of its entire 100% equity interests of Linkrich Enterprise Advertising and Investment Limited, a Hong Kong investment holding company and Yi Gao Shanghai Advertising Limited, a PRC advertising company which has maintained minimal operation since October 2014, to an unrelated individual at $1 consideration. Accordingly, the Company recorded a gain from disposal of subsidiaries of $129,726 arising from disposal of subsidiaries with negative equity.

Stock based compensation for services – Stock-based compensation for services is stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718. Stock-based compensation for services was $20,000 for the nine months ended September 30, 2016. This decreased by 94%, as compared to $351,976 for the corresponding prior year period.  The increase in the stock-based compensation was mainly due to more stock having been granted for services rendered during the nine months ended September, 2015.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the nine months ended September 30, 2016 increased to $382,580, or by 10%, compared to $347,380 for the corresponding prior year period. The increase was mainly due to the increase in interest paid for the short-term loans.

Other income – Other income for the nine months ended September 30, 2016 was $nil, compared to other income of $3 for the corresponding prior year period, no significant changes.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the nine months ended September 30, 2016 and 2015 as the Company and all of its subsidiaries and its variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $706,654 for the nine months ended September 30, 2016, compared to of $568,054 for the corresponding prior year period. The increase in net loss was primarily due to the gain from write-off of long aged payables and gain from disposal of subsidiaries during the nine months ended September 30, 2015.

Liquidity and Capital Resources

As of September 30, 2016, we had cash of $8,182, as compared to $6,790 as of December 31, 2015, an increase of $1,392 with no significant changes.

The following table sets forth a summary of our cash flows for the periods indicated:
	Nine Months Ended
	September 30, 2016	September, 2015
Net cash used in operating activities	$(110,562)	$(353,646)
Net cash used in investing activities	-	(1,535)
Net cash provided by financing activities	112,015	339,169
Effect of exchange rate changes on cash	(61)	190
Net increase/(decrease) in cash	1,392	(15,822)
Cash, beginning of period	6,790	22,645
Cash, end of period	$8,182	$6,823

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2016 was $110,562 as compared to $353,646 for the corresponding prior year period. This was mainly attributable to decreased in payment to suppliers during the nine months ended September 30, 2015.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 was $nil, as compared to the net cash provided by investing activities of $1,535 for the corresponding prior year period. The decrease was mainly computer purchased during the nine months ended September 30, 2015.

Financing Activities

Net cash provided by financing activities was $112,015 for the nine months ended September 30, 2016, as compared to 339,169 for the corresponding prior year period. The decrease was mainly due to decrease in proceeds from short-term loans for financing our operations during the nine months ended September 30, 2016.

Short-term Loans

As of September 30, 2016, the Company recorded an aggregated amount of $2,623,108 short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. Up to the date of this report, those loans have not yet been repaid.

Capital Expenditures

During the nine months ended September 30, 2016 and 2015, we acquired equipment of $nil and $1,535, respectively, which were primarily financed by short term loans.

The following table presents certain payments due under contractual obligations with minimum firm commitments as of September 30, 2016:

	Payments due by period
	Total	Due in 2016	Due in 2017 – 2018	Due in 2019-2020	Thereafter
Debt Obligations (a)	$5,000,000	$5,000,000	$-	$-	$-
Short Term Loan (b)	2,623,108	2,623,108	-	-	-
Capital Lease Obligation (c)	8,077	3,462	4,615	-	-

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2016, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

We have not sold any equity securities during the quarter ended September 30, 2016 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

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