Form 10-K
period 2016-12-31
NETWORK CN INC
filed 2017-04-14
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

As of June 30, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $0.132 million.

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

Total advertising revenues were $nil and $nil for the years ended December 31, 2016 and 2015 respectively. Our net loss was $938,159 and $836,776 for the years ended December 31, 2016 and 2015 respectively. Our results of operations were negatively affected by a variety of factors, which led to less than expected revenues and cash inflows during the fiscal year 2016, including the following:

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

Our Suppliers

In some of our current and past media projects, we are responsible for installing advertising panels and billboards. We design the shape of our advertising panels and billboards according to the terms approved in the relevant PRC governmental documents. We identify suppliers of component parts used in our advertising panels and contract assembly of our advertising panels to third-party contract assemblers who assemble our advertising panels according to our specification. We select component suppliers based on price and quality. During the fiscal years ended December 31, 2016, 2015 and 2014, we did not install any advertising panels and billboards.

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

No rights contracts were signed in 2015 and 2016.

Our Customers

Our customers include large international and domestic brand name customers. Our operations were negatively affected by a variety of factors including slower economic growth in PRC, slower than expected consumer acceptance of the digital form of advertising media and customers continued to be cost-conscious in their advertising budget. To address these unfavorable market conditions, we implement cost-cutting measures with reductions in our workforce in particular the direct sales force. The reduced selling power and strong competition from other media companies resulted in the Company having no customer for 2016 and 2015. The following tables set forth those customers which accounted for 10% or more of our advertising sales in fiscal year 2014:

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

Our Intellectual Property

As of March 29, 2017, we do not have any registered trademarks, copyrights, licenses or patent rights.

Our Research and Development

No material costs have been incurred on research and development activities for the fiscal years 2016 and 2015. We do not expect to incur significant research and development costs in the coming future.

Employees

As of December 31, 2016, the Company and its subsidiaries and variable interest entities had approximately 2 employees at our office located at Hong Kong, all of which are full-time employees.

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

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are not a party to or otherwise involved in any pending legal proceedings.

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

	Closing Prices (1)
	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2016:
Fourth Quarter	$0.10	$0.07
Third Quarter	$0.04	$0.04
Second Quarter	$0.10	$0.03
First Quarter	$0.30	$0.08

FISCAL YEAR ENDED DECEMBER 31, 2015:
Fourth Quarter	$0.59	$0.07
Third Quarter	$0.90	$0.51
Second Quarter	$1.34	$0.75
First Quarter	$1.05	$0.75

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.bloomberg.com for the periods indicated.

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

Purchases of Our Equity Securities

No repurchases of our common stock were made during our fiscal year ended December 31, 2016.

ITEM 6.  SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

There were no advertising revenue for the years ended December 31, 2016 and 2015. Our net loss was $938,159 and $836,776 for the years ended December 31, 2016 and 2015 respectively. Our results of operations were negatively affected by a variety of factors, which led to less than expected revenues and cash inflows during the fiscal year 2016, including the following:

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

Results of Operations

Comparison of Years Ended December 31, 2016 and 2015.

 General and Administrative Expenses. General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, stock-based compensation expense for stock granted to directors, executive officers and employees for services rendered, employee bonuses and other staff welfare and benefits), rental expenses, amortization expenses of intangible rights, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses. General and administrative expenses for the year ended December 31, 2016 decreased by 28% to $403,788, compared to $561,442 for the year ended December 31, 2015. The decrease in general and administrative expenses was mainly due to continuous cost cutting measures.

Gain from write-off of long aged payables – Gain from write-off of long-aged payables for the year ended December 31, 2016 was $nil, compared to $437,749 for the year ended December 31, 2015. We believe the obligation for future settlement for such long-aged payables is remote and therefore wrote them off.

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

Stock based compensation for services – Stock-based compensation for services is stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718. Stock-based compensation for services was $20,000 for the year ended December 31, 2016, as compared to $371,309 for the corresponding prior year period. The decrease in the stock-based compensation was mainly due to more stock having been granted for services rendered for the year ended December 31, 2015.

Other income - Other income for the year ended December 31, 2016 was $nil, as compared to other income, of $3 for the corresponding prior year.

Interest and Other Debt-Related Expenses. Interest and other debt-related expenses for the year ended December 31, 2016 decreased to $514,371, or by 64%, compared to $471,503 for the year ended December 31, 2015. The increase was due to the increase of interest expenses for the short-term loans.

Income Taxes. The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded for the year ended December 31, 2016 and 2015 as the Company and all of its subsidiaries and variable interest entities operated at a tax loss in fiscal 2016 and 2015.

Net Loss. The Company incurred a net loss of $938,159 for the year ended December 31, 2016, an increase of 12% compared to a net loss of $836,776 for the year ended December 31, 2015. The increase in net loss was primarily due to decrease Gain from write-off of long aged payables and Gain from disposal of subsidiaries and set off the decrease in General and Administrative Expenses and Interest and Other Debt-Related Expenses for the year ended December 31, 2016.

Liquidity and Capital Resources

Cash Flows

As of December 31, 2016, current assets were $110,341 and current liabilities were $10,775,653. Cash as of December 31, 2016 was $8,512 compared to $6,790 as of December 31, 2015, an increase of $1,722. No significant changes.

As of December 31, 2015, current assets were $107,947 and current liabilities were $9,866,088. Cash as of December 31, 2015 was $6,790 compared to $22,645 as of December 31, 2014, a decrease of $15,855. The decrease was mainly attributable to the cash used in operating activities.

The following table sets forth a summary of our cash flows for the periods indicated:
	Years ended December 31,
	2016	2015
Net cash used in operating activities	$(139,775)	$(409,817)
Net cash provided by (used in) investing activities	3,846	(1,535)
Net cash provided by financing activities	137,858	395,292
Effect of exchange rate changes on cash	(207)	205
Net increase (decrease) in cash	1,722	(15,855)
Cash at the beginning of year	6,790	22,645
Cash at the end of year	$8,512	$6,790

Operating Activities

Net cash used in operating activities for the year ended December 31, 2016 was $139,775, as compared with $409,817 for the year ended December 31, 2015, a decrease of $270,040. The decrease in net cash used in operating activities was mainly attributable the decrease to suppliers and payment of short term loan interest.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2016 was $3,846, as compared with net cash used in investing activities of $1,535 for the year ended December 31, 2015. The increase in net cash provided by investing activities was from proceeds from sales of equipment in 2016.

Financing Activities

Net cash provided by financing activities was $137,858 for the year ended December 31, 2016, as compared with $395,292 for the year ended December 31, 2015. The decrease was mainly due to the decrease receipts of short-term loans for financing our operations during the year ended December 31, 2016.

Short-term Loans

As of December 31, 2016, the Company recorded an aggregated amount of $2,656,852 of short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and repayable on demand. Up to the date of this report, those loans have not yet been repaid.

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

Capital Expenditures

During the years ended December 31, 2016 and 2015, we acquired assets of $3,846 and $1,535 respectively which were financed through the cash flow provided by financing activities.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of December 31, 2016:

	Payments due by period
	Total	Due in 2017	Due in 2018 – 2019	Due in 2020-2021	Thereafter
Debt Obligations (a)	$5,000,000	$5,000,000	$-	$-	$-
Short Term Loan (b)	2,656,852	2,656,852	-	-	-

(a) Debt Obligations. We issued an aggregate of $5,000,000 in 1% Convertible Promissory Notes in April 2009 to our investors and such 1% Convertible Promissory Notes matured on April 1, 2016. For details, please refer to the Note 10 of the consolidated financial statements.

(b) Short Term Loan. We have entered short-term loan agreement with an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and repayable on demand or have due date in 2016.

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

2) Extension of 1% Convertible Promissory Note

The 1% convertible promissory notes matured on April 1, 2012 and on the same date, the Company and the note holders agreed to the following: 1) extension of the maturity date of the 1% convertible promissory notes for a period of two years and 2) modification of the 1% convertible promissory notes to be convertible at any time into shares of the Company’s common stock at a conversion price of $1.3956 per share, subject to customary anti-dilution adjustments. In all other respects not specifically mentioned, the terms of the 1% convertible promissory notes remain the same and are fully enforceable in accordance with their terms. Subsequently, the Company issued to the note holders new 1% convertible promissory notes with a maturity date of April 1, 2014. Pursuant to ASC Topic 470, the Company determined that the modification is substantially different and hence the modification was recorded as an extinguishment of notes and issuance of new notes. The Company allocated the amount of the reacquisition price to the repurchased beneficial conversion feature using the intrinsic value of that conversion feature at the extinguishment date and the residual amount was allocated to the convertible security. Thus, the Company recorded a gain on extinguishment of debt. The 1% Convertible Promissory Notes were scheduled to mature on April 1, 2014 and on March 12, 2014, the Company and the respective holders agreed to extend the maturity date of the 1% Convertible Promissory Notes for a period of two years. In all other respects not specifically mentioned, the terms of the 1% Convertible Promissory Notes shall remain the same and shall be fully enforceable in accordance with its terms. Subsequently, the Company issued to the note holders new 1% convertible promissory notes which mature on April 1, 2016. The Company allocated the amount of the reacquisition price to the repurchased beneficial conversion feature using the intrinsic value of that conversion feature at the extinguishment date and the residual amount was allocated to the convertible security. Thus, the Company recorded no gain or loss on extinguishment of debt.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the Company’s two most recent fiscal years ended December 31, 2016 and 2015, neither the Company nor anyone acting on its behalf consult with Union Power Hong Kong Certified Public Accountants Limited (“UPHK”) with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and UPHK did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of a disagreement or any reportable events as defined and set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as of December 31, 2016, in accordance with Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on and as a result of this evaluation, our Chief Executive Officer and our Chief Financial Officer have determined that as of the end of the period covered by this annual report, our disclosure controls and procedures were effective.

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
________
Remarks:

Each Director serves until our 2017 annual stockholders meeting and until their respective successors are duly elected and qualified or earlier resignation or removal.

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

Shirley Cheng has served as the Company’s Interim Chief Financial Officer and Corporate Secretary, since April 1, 2012. She has served as the Finance Manager of NCN Group Management Limited, the Company’s subsidiary, since March 2008. Ms. Cheng also currently served as J.E.M. Capital, Inc. Chief Financial Officer, Director and Corporate Secretary since November 14, 2017. Prior to that, Ms. Cheng served from 2004 to 2008 as an auditor with PricewaterhouseCoopers, an international firm of certified public accountants. Ms. Cheng holds a Bachelor’s Degree in Business Administration with a major in Accountancy from the Hong Kong Baptist University and is an associate member of the Hong Kong Institute of Certified Public Accountants.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during fiscal 2016, all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements.

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

In early 2016, the Audit Committee has reviewed and discussed with management and the independent auditors the audited consolidated financial statements in the Company’s 2016 Annual Report on Form 10-K. Management represented to the Audit Committee that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles. The Audit Committee discussed with the independent auditors matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees,” as amended.

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

ITEM 11.  EXECUTIVE COMPENSATION

Persons Covered

As of December 31, 2016, there were only two Executive Officers including Chief Executive Officer and Chief Financial Officer in the Company. The Company’s Chief Executive Officer and Chief Financial Officer during fiscal year 2016 and the Company’s executive officer as of December 31, 2016, or the Named Executive Officers are set forth below:

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

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid during fiscal years 2016 and 2015, to the Named Executive Officers:

Name and Principal Position	Year	Salary ($)	(1) Bonus ($)	(2) Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(3) All Other Compensation ($)	Total ($)
Earnest Leung, Chief Executive Officer and Director	2016	2,308	-	-	-	-	-	2,308	4,616
	2015	2,308	-	-	-	-	-	2,308	4,616

Shirley Cheng Chief Financial Officer and Corporate Secretary	2016	7,692	-	-	-	-	-	192	7,884
	2015	22,160	-	-	-	-	-	769	22,929
______
(1)
No bonus was paid to the Named Executive Officers in fiscal 2016 and 2015. The amounts reflected the salary paid to the Executives during each of fiscal years. The Company withheld 12 months’ and 12 months’ salary payment for Dr. Leung during the fiscal year ended December 31, 2016 and 2015 respectively.

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

The aggregate number of stock awards vested to each of the Named Executive Officers for his/her service rendered in each fiscal period was summarized as follows:

Named Executive Officer	2016	2015
Earnest Leung	-	-
Shirley Cheng	-	-

As of December 31, 2016, all the above stocks were issued to each of Named Executive Officers.

(3)	All other compensation only represents the followings:

(a) A monthly contribution of (From June 2012 to May 2014: HK$1,250 or approximately $160; From June 2014 to December 2016: HK$1,500 or approximately $192) paid by the Company into a mandatory provident fund for the benefit of each of the Named Executive Officers;

(b) Monthly cash allowance of HK$40,000 (approximately $5,128) paid to Dr. Earnest Leung. The Company withheld 12 months and 12 months’ cash allowance payment for Dr. Leung during the fiscal year ended December 31, 2016 and 2015 respectively; and

(c) Income tax reimbursement paid to Dr. Earnest Leung during each fiscal year. As of December 31, 2016, the accrued income tax reimbursement to Dr. Leung and Ms. Cheng was $240,522 and $nil respectively.

There is no item that is not a perquisite or personal benefit (such as tax reimbursements and contributions to the mandatory provident fund) whose value exceeds $10,000 for each Named Executives.

Employment Contracts

On July 15, 2009, the Company entered into an executive employment agreement with Dr. Earnest Leung in connection with their services to the Company as our Chief Executive Officer. Under the terms of the agreements, each of Dr. Leung will receive a monthly salary of HK$60,000 (approximately $7,692) and we have agreed to grant Dr. Leung 6 million shares for their first two years of service to the Company. We will fully reimburse them for their Hong Kong personal income taxes resulting from their employment under the agreements. Each of the executives has also agreed to customary non-competition and confidentiality provisions and the agreements may be terminated by the Company at any time without notice or payment, in the event that any of the executives engage in misconduct or dereliction of duty.

On April 1, 2012, Shirley Cheng was appointed as the Company’s Interim Chief Financial Officer. Ms. Cheng is entitled to a monthly salary of HK$40,950 (approximately $5,250). On November 1, 2016, the Company entered into a new executive employment agreement with MS. Cheng in connection with their services to the Company as our Chief Financial Officer. Under the terms of the agreements,  Ms. Cheng will receive a monthly salary of HK$30,000. The employment may be terminated by the Company at any time without notice or payment, in the event that any of the executives engage in misconduct or dereliction of duty.

Retirement Benefits

Currently, we do not provide any employees, including our named executive officers any company sponsored retirement benefits other than a state pension scheme in which all of our employees in China participate.

Grants of Plan-Based Awards

The following table sets forth information regarding grants of awards to the Named Executive Officers during the year ended December 31, 2016:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock and Options Awards	Closing Price on Grant Date ($/share)
Earnest Leung	-	-	-	-	-	-
Shirley Cheng	-	-	-	-	-	-

No stock awards were granted to the Company’s Named Executive Officers during fiscal year 2016.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the equity awards outstanding at December 31, 2016for each of the named executive officers.

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

 The following table provides information about the compensation earned by directors who served during fiscal year 2016:

Name of director(3)	Fees Earned or Paid(1) in Cash ($)	Stock Awards(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)
Earnest Leung	-	-	-	-	-	-	-
Shirley Cheng	-	-	-	-	-	-	-
Wong Wing Kong*	-	-	-	-	-	-	-
Gerald Godfrey*
Frederick Wong*	-	-	-	-	-	-	-
*Non-employee directors
______
(1)
For the service periods from January 2016 to December 2016, both the employee directors and non-employee directors were entitled to a monthly cash compensation of $1,000. The Company withheld 12 monthly cash compensation during the fiscal year ended December 31, 2016.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2016 with respect to compensation plans, under which securities are authorized for issuance, aggregated as to (i) compensation plans previously approved by security holders, and (ii) compensation plans not previously approved by security holders.

Equity Compensation Plan Information

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights (A)	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights (B)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (A)) (C)

Equity compensation plans approved by security holders	-	-	281,503 (1)

Total	-	-	281,503

(1)
We reserved 40,000 shares for issuance under our 2004 Stock Incentive Plan, of which 13,333 shares are still available for issuance as of December 31, 2016. We reserved 2,680,000 shares for issuance under our Amended and Restated 2007 Equity Incentive Plan of which 268,170 are still available for issuance as of December 31, 2016. See below subsection - " Equity Incentive Plans" for more information about the plan.

Option Grants in the Last Fiscal Year

None.

Equity Incentive Plan

In April 2004, our Board of Directors and holders of a majority of our then outstanding common stock authorized and approved the 2004 Stock Incentive Plan, or the 2004 Plan. Under the 2004 Plan, we reserved 40,000 shares of our common stock for issuance upon exercise of incentive and non-qualified stock options, stock bonuses and rights to purchase awarded from time-to-time, to our officers, directors, employees and consultants. As of December 31, 2016, 26,667 shares have been issued under the plan and 13,333 shares remain available for issuance. No options, warrants or other rights to acquire shares of our common stock have been granted or are outstanding under the plan. A registration statement on Form S-8 was filed with the SEC with respect to 26,667 shares of common stock issuable under the plan on April 22, 2004 (SEC File No. 333-114644).

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

In July 2009, the Board of Directors approved the issuance of 493,267 shares in excess of the number of shares of common stock available for issuance under the 2007 Plan, and in accordance with the 2007 Plan, the Company is required to seek stockholder approval within twelve months after the date of such excess grant.  The Board of Directors has no immediate plans to issue additional shares under the 2007 Plan, however, the Board of Directors believes that increasing the maximum number of shares of common stock that may be issued under the 2007 Plan will be instrumental for us to continue to attract and retain outstanding employees. Accordingly, on June 2, 2010, the Board of Directors approved the amendment and restatement of the 2007 Equity Incentive Plan (the “First Amendment of 2007 Plan”), with the only change being to increase the maximum number of shares of common stock of the Company, par value $0.001 per share that may be issued and sold under the 2007 Plan from 100,000 to 1,426,667 and submitted it for stockholder’s approval. A registration statement on Form S-8 was filed with the SEC on July 30, 2010 (SEC File No. 333-168417) with respect to the First Amendment of 2007 Plan.

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

On October 31, 2012, the Board of Directors approved the third amendment and restatement of the 2007 Equity Incentive Plan (the “Third Amendment of 2007 Plan”), with the only change being to increase the maximum number of shares of common stock of the Company, par value $0.001 per share that may be issued and sold under the 2007 Plan from 2,093,3332,680,000 to 2,680,000, and submitted it for stockholder’s approval. The Board of Directors believes that such arrangements will be instrumental for us to be able to continue to attract and retain outstanding employees. A registration statement on Form S-8 was filed with the SEC on January 16, 2014 (SEC File No. 333-193381) with respect to the Third Amendment of 2007 Plan.

As of December 31, 2016, 2,411,830 shares have been issued under the plan and 268,170 shares remain available for issuance. No options, warrants or other rights to acquire shares of our common stock have been granted or are outstanding under the plan.

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
______

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Union Power Hong Kong Certified Public Accountants Limited (Formerly known as “Hong Kong Great Wall Certified Public Accountants Limited”) is our Principal Independent Registered Public Accountants engaged to audit our financial statements for the fiscal years ended December 31, 2016 and 2015. The following table shows the fees that we paid or accrued for the audit and other services provided by Union Power Hong Kong Certified Public Accountants Limited, for the fiscal years ended December 31, 2016 and 2015.

Fee Category	2016	2015
Audit Fees	$28,000	$49,070
Audit-Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

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

All services provided by Union Power Hong Kong Certified Public Accountants Limited during the fiscal years ended December 31, 2016 and 2015 were pre-approved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements are filed as a part of this Form 10-K :

(i)	Reports of Independent Registered Public Accounting Firms
(ii)	Consolidated Balance Sheets as of December 31, 2016 and 2015
(iii)	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2016 and 2015
(iv)	Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2016 and 2015
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015
(vi)	Notes to Consolidated Financial Statements

(b) The following Exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description
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

10.1
Registration Rights Agreement, dated November 19, 2007, by and among (i) Network CN Inc., Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited and Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P. (incorporated herein by reference from Exhibit 99.4 to Registrant's Current Report on Form 8-K filed with the SEC on November 26, 2007)

10.2
Note Exchange Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P. (incorporated herein by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on April , 2009)

10.3
Note Exchange and Option Agreement, dated April 2, 2009, between the Company and Keywin Holdings Limited. (incorporated herein by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.4
Letter Agreement and Termination of Investor Rights Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd., OZ Global Special Investments Master Fund, L.P. and Keywin Holdings Limited. (incorporated herein by reference from Exhibit 10.3 to Registrant's Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.5
Employment Agreement, dated July 15, 2009, between the Company and Earnest Leung. (incorporated herein by reference from Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.6
Employment Agreement, dated July 15, 2009, between the Company and Godfrey Hui. (incorporated herein by reference from Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.7
Amendment No. 1 to Note Exchange and Option Agreement, dated July 1, 2009, between Keywin Holdings Limited and the Company. (incorporated herein by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009)

10.8
Amendment No. 2 to Note Exchange and Option Agreement dated September 30, 2009, between Keywin Holding Limited and the Company. (incorporated herein by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009)

10.9
Amendment No. 3 to Note Exchange and Option Agreement, dated January 1, 2010, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2010)

10.10
Amendment No. 4 to Note Exchange and Option Agreement, dated September 30, 2010, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 8, 2010)

10.11
Amendment No. 5 to Note Exchange and Option Agreement, dated June 1, 2011, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)

10.12
Amendment No. 6 to Note Exchange and Option Agreement, dated December 30, 2011, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.16 to the Registrant's Annual Report on Form 10-K filed with the SEC on April 16, 2012)

10.13
Amendment No. 7 to Note Exchange and Option Agreement, dated June 28, 2012, between Keywin Holding Limited and the Company(incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

10.14
Amendment No.8 to Note Exchange and Option Agreement, dated December 28, 2012, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.20 to the Registrant's Annual Report on Form 10-K filed with the SEC on May 10, 2013)

10.15
Amendment No.9 to Note Exchange and Option Agreement, dated December 31, 2013, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.21 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2014)

10.16
Amendment No.10 to Note Exchange and Option Agreement, dated December 12, 2014, between Keywin Holding Limited and the Company (incorporated herein by reference from Exhibit 10.16 to the Registrant's Annual Report on Form 10-K filed with the SEC on April 15, 2015)

10.17	Amendment No.11 to Note Exchange and Option Agreement, dated December 31, 2015, between Keywin Holdings Limited and the Company*
10.18
Exclusive Management Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Bona and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu  (incorporated herein by reference from Exhibit 10.26 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.19
Exclusive Technology Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Bona and Bona’s PRC shareholders, namely Mr Dayong Hao and Mr. Kaiyin Liu  (incorporated herein by reference from Exhibit 10.27 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.20
Equity Pledge Agreement dated January 1, 2008, between Lianhe and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu (incorporated herein by reference from Exhibit 10.28 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.21
Option Agreement dated January 1, 2008, between Lianhe and Bona’s PRC shareholders, namely Mr Dayong Hao and Mr. Kaiyin Liu  (incorporated herein by reference from Exhibit 10.29 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.22
Exclusive Management Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu (incorporated herein by reference from Exhibit 10.30 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.23
Exclusive Technology Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu (incorporated herein by reference from Exhibit 10.31 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.24
Equity Pledge Agreement dated January 1, 2008, between Lianhe and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu (incorporated herein by reference from Exhibit 10.32 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.25
Option Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu (incorporated herein by reference from Exhibit 10.33 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.26
Agreement in connection with the transfer of operation from Quo Advertising to Yi Gao dated January 1, 2010, by and among Quo Advertising, Linkrich Enterprise, Mr. Hao Da Yong, Ms. Shen Xiao Zhou, Ms. Kang Qian and Ms. Ying Zhen Zhen. (incorporated herein by reference from Exhibit 10.34 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.27
Declaration of Trust in connection with Quo Advertising holding 30% equity interest of Yi Gao on behalf of Linkrich Enterprise dated January 1, 2010 (incorporated herein by reference from Exhibit 10.35 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.28
Consultancy Agreement in connection with debt restructuring dated December 1, 2008, between NCN Group Ltd and Statezone Limited (incorporated herein by reference from Exhibit 10.36 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.29
Sino-Foreign Cooperative Joint Venture Agreement for Yi Gao Shanghai Advertising Limited dated January 1, 2009, between Quo Advertising and Linkrich Enterprise (incorporated herein by reference from Exhibit 10.33 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 18, 2011)

14.1
Code of Business Conduct and Ethics for Network CN Inc. as approved and amended by the Board of Directors as of September 1, 2007 and September 29, 2008 respectively (incorporated herein by reference from Exhibit 14.1 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 18, 2011)

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
10.18
Exclusive Management Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Bona and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu  (incorporated herein by reference from Exhibit 10.26 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.19
Exclusive Technology Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Bona and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu  (incorporated herein by reference from Exhibit 10.27 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.20
Equity Pledge Agreement dated January 1, 2008, between Lianhe and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu (incorporated herein by reference from Exhibit 10.28 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.21
Option Agreement dated January 1, 2008, between Lianhe and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu  (incorporated herein by reference from Exhibit 10.29 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.22
Exclusive Management Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu (incorporated herein by reference from Exhibit 10.30 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.23
Exclusive Technology Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu (incorporated herein by reference from Exhibit 10.31 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.24
Equity Pledge Agreement dated January 1, 2008, between Lianhe and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu (incorporated herein by reference from Exhibit 10.32 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.25
Option Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu (incorporated herein by reference from Exhibit 10.33 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.26
Agreement in connection with the transfer of operation from Quo Advertising to Yi Gao dated January 1, 2010, by and among Quo Advertising, Linkrich Enterprise, Mr. Hao Da Yong, Ms. Shen Xiao Zhou, Ms. Kang Qian and Ms. Ying Zhen Zhen. (incorporated herein by reference from Exhibit 10.34 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.27
Declaration of Trust in connection with Quo Advertising holding 30% equity interest of Yi Gao on behalf of Linkrich Enterprise dated January 1, 2010 (incorporated herein by reference from Exhibit 10.35 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.28
Consultancy Agreement in connection with debt restructuring dated December 1, 2008, between NCN Group Ltd and Statezone Limited (incorporated herein by reference from Exhibit 10.36 to the Registrant's Annual Report on Form 10-K/A filed with the SEC on January 28, 2011)

10.29
Sino-Foreign Cooperative Joint Venture Agreement for Yi Gao Shanghai Advertising Limited dated January 1, 2009, between Quo Advertising and Linkrich Enterprise (incorporated herein by reference from Exhibit 10.33 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 18, 2011)

14.1
Code of Business Conduct and Ethics for Network CN Inc. as approved and amended by the Board of Directors as of September 1, 2007 and September 29, 2008 respectively (incorporated herein by reference from Exhibit 14.1 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 18, 2011)

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

 * Filed herewith.

NETWORK CN INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of:
Network CN Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Network CN Inc. and its subsidiaries and variable interest entities (collectively referred to as the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred net losses of $938,159 and $836,776 for the years ended December 31, 2016 and 2015, respectively. Additionally, the Company used net cash in operating activities of $139,775 and $409,817 for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, the Company recorded stockholders’ deficit of $10,664,416 and $9,746,050, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

UNION POWER HK CPA LIMITED
Certified Public Accountants
Hong Kong SAR
March 29, 2017

NETWORK CN INC.
CONSOLIDATED BALANCE SHEETS

		As of December 31,
	Note	2016	2015
ASSETS
Current Assets
Cash		$8,512	$6,790
Prepaid expenses and other current assets, net	4	101,829	101,157
Total Current Assets		110,341	107,947

Equipment, Net	5	896	16,643

TOTAL ASSETS		$111,237	$124,590

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	6	$5,775,653	$4,853,036
1% convertible promissory notes due 2016, net	7	5,000,000	5,000,000
Capital lease obligation		-	13,052
Total Current Liabilities		10,775,653	9,866,088

Non-Current Liabilities
Capital lease obligation, net of current portion		-	4,552
Total Non-Current Liabilities		-	4,552

TOTAL LIABILITIES		10,775,653	9,870,640

COMMITMENTS AND CONTINGENCIES	8

STOCKHOLDERS’ DEFICIT	9
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 26,666,667 shares authorized Shares issued and outstanding: 8,041,995 and 8,041,995 as of December 31, 2016 and 2015, respectively+		8,042	8,042
Additional paid-in capital		123,706,741	123,686,741
Accumulated deficit		(136,083,041)	(135,144,882)
Accumulated other comprehensive income		1,703,842	1,704,049
TOTAL STOCKHOLDERS’ DEFICIT		(10,664,416)	(9,746,050)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$111,237	$124,590

The accompanying notes are an integral part of the consolidated financial statements.

+ As restated to give retroactive effective to the 1 for 15 shares reverse stock split which occurred on August 11, 2015.

NETWORK CN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
		For the Years Ended December 31,
	Note(s)	2016	2015
REVENUES
Advertising services		$-	$-

COST OF REVENUES
Cost of advertising services		-	-

GROSS LOSS		-	-

OPERATING EXPENSES
Selling and marketing		-	-
General and administrative		(403,788)	(561,442)
Gain from write-off of long-aged payables		-	437,749
Stock based compensation for services		(20,000)	(371,309)
Gain from disposal of subsidiaries	13	-	129,726
Total Operating Expenses		(423,788)	(365,276)

LOSS FROM OPERATIONS		(423,788)	(365,276)

OTHER INCOME
Interest income		-	3
Other income, net		-	-
Total Other Income		-	3

INTEREST AND OTHER DEBT-RELATED EXPENSES
Amortization of deferred charges and debt discount	7	-	-
Interest expense	6,7,8	(514,371)	(471,503)
Total Interest and Other Debt-Related Expenses		(514,371)	(471,503)

NET LOSS BEFORE INCOME TAXES		(938,159)	(836,776)
Income taxes	14	-	-
NET LOSS		(938,159)	(836,776)

OTHER COMPREHENSIVE (LOSS)/GAIN
Foreign currency translation (loss)/gain		(207)	1,355
Total other comprehensive (loss)/gain		(207)	1,355

COMPREHENSIVE LOSS		$(938,366)	$(835,421)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	11	$(0.12)	$(0.11)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED *	11	8,041,995	8,003,289

The accompanying notes are an integral part of the consolidated financial statements.

+ As restated to give retroactive effective to the 1 for 15 shares reverse stock split which occurred on August 11, 2015.

NETWORK CN INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensi ve
	Share	Amount	Capital	Deficit	Income	Total
Balance as of January 1, 2015	7,718,964	$7,719	$123,268,503	$(134,308,106)	$1,702,694	$(9,329,190)
Stock-based compensation for stock granted to directors and officers for services	56,250	56	47,196	-	-	47,252
Issuance of stock for services rendered by consultants	266,667	267	323,733	-	-	324,000
Stock-based compensation for stock granted to directors and officers for service	-	-	47,309	-	-	47,309
Adjustment for reverse split	114	-	-	-	--	-
Translation adjustment	-	-	-	-	1,355	1,355
Net loss for the year	-	-	-	(836,776)	-	(836,776)
Balance as of December 31, 2015	8,041,995	$8,042	$123,686,741	$(135,144,882)	$1,704,049	$(9,746,050)
Stock-based compensation for stock granted to directors and officers for services	-	-	20,000	-	-	20,000
Translation adjustment	-	-	-	-	(207)	(207)
Net loss for the year	-	-	-	(938,159)	-	(938,159)
Balance as of December 31, 2016	8,041,995	$8,042	$123,706,741	$(136,083,041)	$1,703,842	$(10,664,416)

The accompanying notes are an integral part of the consolidated financial statements.

 + As restated to give retroactive effective to the 1 for 15 shares reverse stock split which occurred on August 11, 2015.

 NETWORK CN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(938,159)	$(836,776)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization:
Equipment and intangible assets	11,901	15,975
Deferred charges and debt discount	-	-
Stock-based compensation for service	20,000	371,309
(Gain) loss on disposal of equipment	-	7,441
Gain from disposal of subsidiaries	-	(129,726)
Gain from write-off of long-aged payables	-	(437,749)
Changes in operating assets and liabilities:
Accounts receivable	-	(5)
Prepaid expenses and other current assets, net	(672)	50,414
Accounts payable, accrued expenses and other payables	767,155	549,300
Net cash used in operating activities	(139,775)	(409,817)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(1,535)
Proceeds from sales of equipment	3,846	-
Net cash provided by (used in) investing activities	3,846	(1,535)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement	-	-
Proceeds from short-term loans	155,462	407,436
Repayment of directors’ loans	-	-
Repayment of short-term loans	-	-
Repayment of capital lease obligation	(17,604)	(12,144)
Net cash provided by financing activities	137,858	395,292

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(207)	205

NET INCREASE(DECREASE) INCREASE IN CASH	1,722	(15,855)

CASH, BEGINNING OF YEAR	6,790	22,645

CASH, END OF YEAR	$8,512	$6,790

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$-	$-
Interest	$947	$1,702

The accompanying notes are an integral part of the consolidated financial statements.

+ As restated to give retroactive effective to the 1 for 15 shares reverse stock split which occurred on August 11, 2015.

NETWORK CN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

Details of the Company’s principal subsidiaries and variable interest entities as of December 31, 2016 are described in Note 3 – Subsidiaries and Variable Interest Entities.

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

Going Concern

The Company has experienced recurring net losses of $938,159 and $836,776 for the years ended December 31, 2016 and 2015 respectively. Additionally, the Company has net cash used in operating activities of $139,775 and $409,817 for the years ended December 31, 2016 and 2015 respectively. As of December 31, 2016 and 2015, the Company has stockholders’ deficit of $10,664,416 and $9,746,050, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(G) Deferred Charges, Net

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

(H) Convertible Promissory Notes and Warrants

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

(I) Revenue Recognition

The Company recognizes revenue in the period when advertisements are either aired or published.

(J) Stock-based Compensation

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

(K) Income Taxes

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

(L) Comprehensive Income (Loss)

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

(M) Earnings (Loss) Per Common Share

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

The diluted net loss per common share is the same as the basic net loss per share for the years ended December 31, 2016, 2015 and 2014 as all potential common shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

(O) Operating Leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Payments made under operating leases are charged to the consolidated statements of operations on a straight-line basis over the lease period.

(P) Capital Leases

Leases are classified as capital leases whenever the terms of the lease transfer substantially all the risks and rewards of ownership to lessee. Assets held under capital leases are initially recognized as assets at their fair value or, if lower, the present value of the minimum lease payments. Each lease payment is allocated between the liability and finance charges so as to achieve a constant rate on the finance balance outstanding. The interest elements of the finance cost are charged to the consolidated statements of operations over the lease period so as to produce a constant rate of interest on the remaining balance of the liability for each period. The equipment acquired under finance leases is depreciated over the shorter of the useful life of the asset and the lease term.

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

(R) Fair Value of Financial Instruments

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

(S) Segmental Reporting

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

(T) Recent Accounting Pronouncements

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

NOTE 3                   SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal consolidated subsidiaries and variable interest entities as of December 31, 2016 were as follows:
Name	Place of Incorporation	Ownership/Control interest attributable to the Company	Principal activities
NCN Group Limited	BVI	100%	Investment holding
NCN Media Services Limited	BVI	100%	Investment holding
Business Boom Investments Limited	BVI	100%	Investment holding
Cityhorizon Limited	Hong Kong	100%	Investment holding
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
Crown Eagle Investment Limited	Hong Kong	100%	Dormant
Crown Winner International Limited	Hong Kong	100%	Investment holding
NCN Group (HK) Limited	Hong Kong	100%	Dormant
NCN Huamin Management Consultancy (Beijing) Company Limited	PRC	100%	Dormant
Huizhong Lianhe Media Technology Co., Ltd.	PRC	100%	Dormant
Beijing Huizhong Bona Media Advertising Co., Ltd.	PRC	100% (1)	Dormant
Xingpin Shanghai Advertising Limited	PRC	100% (1)	Dormant
Chuanghua Shanghai Advertising Limited	PRC	100%	Dormant
Jiahe Shanghai Advertising Limited	PRC	100%	Dormant

Remarks:

1)	Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.

NOTE 4                   PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of December 31, 2016 and 2015 were as follows:
	2016	2015
Prepaid expenses	$101,627	$100,955
Rental and other deposits	202	202
Sub-total	101,829	101,157
Less: allowance for doubtful debts	-	-
Total	$101,829	$101,157

For the years ended December 31, 2016 and 2015, the Company recorded no allowance for doubtful debt for prepaid expenses and other current assets.

NOTE 5                   EQUIPMENT, NET

Equipment, net as of December 31, 2016 and 2015 consisted of the following:

	2016	2015
Office equipment	$14,049	$14,049
Motor vehicle	-	57,692
Sub-Total	14,049	71,741
Less: accumulated depreciation	(13,153)	(55,098)
Total	$896	$16,643

Depreciation expenses for the years ended December 31, 2016 and 2015 amounted to $11,901 and $15,975 respectively. During the year ended December 31, 2016, the Company disposed the motor vehicle at consideration of $3,846 with no gain or loss on the disposal.

Provision for impairment

As the Company has continued to record net losses, it performed an impairment review of its equipment. The Company compared the carrying value of its equipment to the sum of the undiscounted cash flows expected to be generated. For those assets with carrying values exceeding projected undiscounted cash flows, the Company determined their fair values using a discounted cash flow analysis. Accordingly, the Company recorded no impairment loss for the years ended December 31, 2016 and 2015.

Pledge of Equipment

No equipment has been pledged by the Company.

NOTE 6                   ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of December 31, 2016 and 2015 consisted of the following:
	2016	2015
Accrued staff benefits and related fees	$1,461,237	$1,241,765
Accrued professional fees	166,382	149,508
Accrued interest expenses	1,391,699	878,275
Other accrued expenses	89,652	74,117
Short-term loans 1)	2,656,852	2,501,389
Other payables	9,831	7,982
Total	$5,775,653	$4,853,036

1) As of December 31, 2016, the Company recorded an aggregated amount of $2,656,852 of short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on due date. As of the date of this report, those loans have not yet been repaid.

The interest expenses of the short-term loans for the years ended December 31, 2016 and 2015 amounted to $463,424 and $419,801, respectively.

NOTE 7                   CONVERTIBLE PROMISSORY NOTES AND WARRANTS

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

Pursuant to a note exchange and option agreement, dated April 2, 2009 (the “Note Exchange and Option Agreement”), between the Company and Keywin, Keywin exchanged its Amended and Restated Note in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 4,093,806 shares of the Company’s common stock and an option to purchase an aggregate of 1,637,522 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000 (the “Keywin Option”). The Keywin Option was originally exercisable for a three-month period which commenced on April 2, 2009, but pursuant to several subsequent amendments, the exercise period has been extended to one hundred and five-month period ending on January 1, 2018, subject to the Company’s right to unilaterally terminate the exercise period upon 30 days’ written notice. As of December 31, 2016, the Keywin Option has not been exercised.

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

4)No extension of 1% Convertible Promissory Notes at the maturity date on April 1, 2016

On April 29, 2016, the Company received a reservation of rights letter from the note holders to reserves all of its powers, rights and privileges.

The following table details the accounting treatment of the convertible promissory notes:

	New 1% Convertible Promissory Notes, due in 2014	New 1% Convertible Promissory Notes, due in 2016	Total
Proceeds of new 1% convertible promissory notes	$5,000,000	$-	$5,000,000
Allocated intrinsic value of beneficial conversion feature	(3,598,452)	-	(3,598,452)
Amortization of debt discount for the year ended December 31, 2012	800,249	-	800,249
Net carrying value of convertible promissory notes as of December 31, 2012	2,201,797	-	2,201,797
Amortization of debt discount for the year ended December 31, 2013	1,862,615	-	1,862,615
Net carrying value of convertible promissory notes as of December 31, 2013	4,064,412	-	4,064,412
Amortization of debt discount for the year ended December 31, 2014	935,588	-	935,588
Repayment of 1% convertible promissory note	(5,000,000)	-	(5,000,000)
Proceeds of new 1% convertible promissory notes	-	5,000,000	5,000,000
Allocated intrinsic value of beneficial conversion feature	-	-	-
Net carrying value of convertible promissory notes as of December 31, 2014, 2015 and 2016	$-	$5,000,000	$5,000,000

Amortization of Deferred Charges and Debt Discount
The amortization of deferred charges and debt discount for the year ended December 31, 2016 and 2015 was as follows:

	Warrants	Conversion Features	Deferred Charges	Total
New 1% convertible promissory notes, due in 2016	$-	$-	$-	$-
New 1% convertible promissory notes, due in 2014	-	-	-	-
Total	$-	$-	$-	$-

Interest Expense

The following table details the interest expenses:
	Years Ended December 31,
	2016	2015
New 1% convertible promissory notes, due in 2016	$50,000	$50,000
New 1% convertible promissory notes, due in 2014	-	-
Total	$50,000	$50,000

NOTE 8                  COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. As of December 31, 2016, the Company’s management is of the opinion that there are no commitments and contingencies to account for.

 NOTE 9                  STOCKHOLDERS’ DEFICIT

(A)	Stock, Options and Warrants Issued for Services

1. In February 2015, the Company agreed to issue an aggregate of 56,250 shares of common stock to the independent director, Charles Liu as director's fee from November 16, 2011 to June 30, 2014.

2. In February 2015, the Board of Director granted an aggregate of 39,999 shares of common stock to the directors of the Company for their services rendered during the year from July 1, 2014 to June 30, 2015. Each director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Earnest Leung, 13,333 shares; Wong Wing Kong, 13,333 shares; and Shirley Cheng, 13,333 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil and $27,309 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2016 and 2015.

3. In April 2015, the Company entered into a consultancy agreement with a consultant. Pursuant to the agreement, the consultant was granted 266,667 shares for his services rendered. In April 2015, the Company issued 266,667 shares of par value of $0.001 each to the consultant. In connection with this stock grants and in accordance with ASC Topic 718, the Company recognized $nil and $324,000 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2016 and 2015.

4. In August 2015, the Board of Directors granted an aggregate of 53,332 shares of common stock to the directors of the Company for their services rendered during the year from July 1, 2015 to June 30, 2016. Each director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Earnest Leung, 13,333 shares; Wong Wing Kong, 13,333 shares; Frederick Wong, 13,333 shares and Shirley Cheng, 13,333 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $20,000 and $20,000 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2016 and 2015.

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

NOTE 10                 RELATED PARTY TRANSACTIONS

Except as set forth below, during the years ended December 31, 2016, 2015 and 2014, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

In April 2009, in connection with debt restructuring, Statezone Ltd. of which Dr. Earnest Leung, the Company’s Chief Executive Officer and a Director (being appointed on July 15, 2009 and May 11, 2009, respectively) was the sole director, provided agency and financial advisory services to the Company. Accordingly, the Company paid an aggregate service fee of $350,000, of which $250,000 has been recorded as issuance costs for 1% Convertible Promissory Notes and $100,000 has been recorded as prepaid expenses and other current assets, net since April 2009. Such $100,000 is refundable unless the Keywin Option is exercised and completed. As of December 31, 2016, $100,000 was recorded as prepaid expenses and other current assets.

On July 1, 2009, the Company and Keywin, of which the Company’s chief executive officer and director is the director and his spouse is the sole shareholder, entered into an Amendment, pursuant to which the Company agreed to extend the exercise period for the Keywin Option under the Note Exchange and Option Agreement between the Company and Keywin, to purchase an aggregate of 1,637,522 shares of our common stock for an aggregate purchase price of $2,000,000, from a three-month period ended on July 1, 2009, to a six-month period ended October 1, 2009. The exercise period for the Keywin option was subsequently further extended to a nine-month period ended January 1, 2010, pursuant to the Second Amendment. On January 1, 2010, the Company and Keywin entered into the third Amendment, pursuant to which the Company agreed to further extend the exercise period to an eighteen-month period ended on October 1, 2010, and provide the Company with the right to unilaterally terminate the exercise period upon 30 days’ written notice. On September 30, 2010, the exercise price was extended at various times from September 1, 2010 to December 31, 2015, the latest exercise period for the Keywin Option was further extended to a hundred and five-month period ending on January 1, 2018 and the exercise price changed to $0.99.

NOTE 11                NET LOSS PER COMMON SHARE

Net loss per share information for the years ended December 31, 2016 and 2015 was as follows:

	2016	2015
Numerator:
Net loss attributable to NCN common stockholders	$(938,159)	$(836,776)
Denominator :
Weighted average number of shares outstanding, basic	8,041,995	8,003,289
Effect of dilutive securities
Options and warrants	-	-
Weighted average number of shares outstanding, diluted	8,041,995	8,003,289

Net loss per common share – basic and diluted	$(0.12)	$(0.11)

The diluted net loss per common share is the same as the basic net loss per common share for the years ended December 31, 2016 and 2015 as the ordinary shares issuable under stock options and warrants outstanding are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. The securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because of anti-dilutive effect as of December 31, 2016 and 2015 were summarized as follows:

	2016	2015
Potential common equivalent shares:
Stock warrants for services		-
Conversion feature associated with convertible promissory notes to common stock		-
Common stock to be granted to directors executives and employees for services (including non-vested shares)	-	-
Common stock to be granted to consultants for services (including non-vested shares)	-	1,333
Stock options granted to Keywin	-	-
Total		1,333

Remarks:
*As of December 31, 2016, the number of potential common equivalent shares associated with warrants issued for services was nil.
+ The per share computation reflect the changes in number of shares as restated to give retroactive effective to the 1 for 15 shares reverse stock split which occurred on August 11, 2015

NOTE 12                BUSINESS SEGMENTS FROM CONTINUING OPERATIONS

The Company operates in one single business segment: Media Network, providing out-of-home advertising services.

NOTE 13                GAIN FROM DISPOSAL OF SUBSIDIARIES

As a part of the cost-cutting measures implemented, the Company re-assessed the commercial viability of each of the concession rights contracts and have terminated those determined as no longer commercially viable due to high annual fees. The Company’s subsidiary, NCN Media Services Limited, disposed of its entire 100% equity interests of Linkrich Enterprise Advertising and Investment Limited, a Hong Kong investment holding company and Yi Gao Shanghai Advertising Limited, a PRC advertising company which has maintained minimal operation since October 2014, to an unrelated individual at $1 consideration. Accordingly, the Company recorded a gain from disposal of subsidiaries of $129,726 arising from disposal of subsidiaries with negative equity for the year ended December 31, 2015.

NOTE 14                INCOME TAXES

Income is subject to taxation in various countries in which the Company and its subsidiaries operate or are incorporated. The loss before income taxes by geographical locations for the years ended December 31, 2016 and 2015 were summarized as follows:

	2016	2015
United States	$177,046	$539,586
Foreign	761,113	297,190
	$938,159	$836,776

Income tax expenses by geographical locations for the years ended December 31, 2016 and 2015 were summarized as follows:

	2016	2015
Current
United States	$-	$-
Foreign	-	-
	$-	$-
Deferred
United States	$-	$-
Foreign	-	-
	$-	$-

The reconciliation of the effective income tax of the Company to the U.S. federal statutory rate was as follows:

	2016	2015
Expected income tax benefit	$318,974	$284,504
Operating loss carried forward	(60,196)	(183,459)
Nondeductible income (expenses)	-	-
Tax effect on foreign income which is not subject to U.S. federal corporate income tax rate of 34%	(258,778)	(101,045)
	$-	$-

An analysis of the Company’s deferred tax liabilities and deferred tax assets as of December 31, 2016 and 2015 was as follows:

	2016	2015
Deferred tax assets:
Effect of net operating loss carried forward	$8,577,316	$8,517,120
Less: valuation allowance	(8,577,316)	(8,517,120)
Net deferred tax assets	$-	$-

The Company provided a full valuation allowance against the deferred tax assets as of December 31, 2016 and 2015 due to the uncertainty surrounding the realizability of these benefits in future tax returns.