Form 10-Q
period 2017-03-31
NETWORK CN INC
filed 2017-05-15
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                          Accelerated filer ☐
Non-accelerated filer ☐                                                             Smaller reporting company ☒
(Do not check if smaller reporting company)                        Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 12,2017 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	8,041,995

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NETWORK CN INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Note	As of March 31, 2017	As of December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents		$29,798	$8,512
Prepaid expenses and other current assets, net	5	102,474	101,829
Total Current Assets		132,272	110,341

Equipment, Net		768	896

TOTAL ASSETS		$133,040	$111,237

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	6	$6,007,988	$5,775,653
1% convertible promissory note due 2016, net	7	5,000,000	5,000,000
Total Current Liabilities		11,007,988	10,775,653

TOTAL LIABILITIES		11,007,988	10,775,653

COMMITMENTS AND CONTINGENCIES	8

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 26,666,667 shares authorized Shares issued and outstanding: 8,041,995 and 8,041,995 as of March 31, 2017 and December 31, 2016, respectively		8,042	8,042
Additional paid-in capital		123,706,741	123,706,741
Accumulated deficit		(136,293,654)	(136,083,041)
Accumulated other comprehensive income		1,703,923	1,703,842
TOTAL STOCKHOLDERS’ DEFICIT	9	(10,874,948)	(10,664,416)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$133,040	$111,237

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED)

		Three Months Ended
	Note	March 31, 2017	March 31, 2016
REVENUES
Advertising services		$-	$-

COST OF REVENUES		-	-
Cost of advertising services		-	-

GROSS LOSS		-	-

OPERATING EXPENSES
General and administrative		(77,363)	(97,830)
Stock based compensation for services		-	(10,000)
Total Operating Expenses		(77,363)	(107,830)

LOSS FROM OPERATIONS		(77,363)	(107,830)

OTHER INCOME
Interest income		-	-
Total Other Income		-	-

INTEREST AND OTHER DEBT-RELATD EXPENSES
Interest expense	6 &7	(133,250)	(125,702)
Total Interest and Other Debt-Related Expenses		(133,250)	(125,702)

NET LOSS BEFORE INCOME TAXES		(210,613)	(233,532)
Income taxes		-	-
NET LOSS		$(210,613)	$(233,532)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain		81	44
Total Other Comprehensive Income gain		81	44

COMPREHENSIVE LOSS		$(210,532)	$(233,488)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	12	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	12	8,041,995	8,041,995

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED)

	Three Months Ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(210,613)	$(233,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:
Equipment	128	3,216
Stock-based compensation for service	-	10,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets, net	(645)	(4,930)
Accounts payable, accrued expenses and other payables	167,527	213,469
Net cash used in operating activities	(43,603)	(11,777)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan	64,808	14,455
Repayment of capital lease obligation	-	(3,178)
Net cash provided by financing activities	64,808	11,277

EFFECT OF EXCHANGE RATE CHANGES ON CASH	81	44

NET INCREASE/(DECREASE) IN CASH	21,286	(456)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,512	6,790

CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,798	$6,334

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest paid	$-	$284

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

The unaudited condensed consolidated financial statements for the three months ended March 31, 2017 and 2016 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair presentation of financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, previously filed with the Securities and Exchange Commission on April 14, 2017.

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

Details of the Company’s principal subsidiaries and variable interest entities as of March 31, 2017, are described in Note 4 – Subsidiaries and Variable Interest Entities.

Going Concern

The Company has experienced recurring net losses of $210,613 and $233,532 for the three months ended March 31, 2017 and 2016, respectively. Additionally, the Company has net cash used in operating activities of $43,603 and $11,777 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, the Company has stockholders’ deficit of $10,874,948 and $10,664,416, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(D) Cash and Cash Equivalents

Cash includes cash on hand, cash accounts, and interest bearing savings accounts placed with banks and financial institutions. For the purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents balance as of March 31, 2017 and December 31, 2016.

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

(F) Impairment of Long-Lived Assets

Long-lived assets, such as equipment, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows expected to be generated from the asset’s use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset calculated using a discounted cash flow analysis. There was no impairment of long-lived assets during the period.

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

2) Extension of 1% Convertible Promissory Note

The 1% convertible promissory notes matured on April 1, 2012 and on the same date, the Company and the note holders agreed to the following: 1) extension of the maturity date of the 1% convertible promissory notes for a period of two years and 2) modification of the 1% convertible promissory notes to be convertible at any time into shares of the Company’s common stock at a conversion price of $1.3956 per share, subject to customary anti-dilution adjustments. In all other respects not specifically mentioned, the terms of the 1% convertible promissory notes remain the same and are fully enforceable in accordance with their terms. Subsequently, the Company issued to the note holders new 1% convertible promissory notes with a maturity date of April 1, 2014. Pursuant to ASC Topic 470, the Company determined that the modification is substantially different and hence the modification was recorded as an extinguishment of notes and issuance of new notes. The Company allocated the amount of the reacquisition price to the repurchased beneficial conversion feature using the intrinsic value of that conversion feature at the extinguishment date and the residual amount was allocated to the convertible security. Thus, the Company recorded a gain on extinguishment of debt. The 1% Convertible Promissory Notes were scheduled to mature on April 1, 2014 and on March 12, 2014, the Company and the respective holders agreed to extend the maturity date of the 1% Convertible Promissory Notes for a period of two years. In all other respects not specifically mentioned, the terms of the 1% Convertible Promissory Notes shall remain the same and shall be fully enforceable in accordance with its terms. Subsequently, the Company issued to the note holders new 1% convertible promissory notes which matured on April 1, 2016. The Company allocated the amount of the reacquisition price to the repurchased beneficial conversion feature using the intrinsic value of that conversion feature at the extinguishment date and the residual amount was allocated to the convertible security. Thus, the Company recorded no gain or loss on extinguishment of debt.

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

The diluted net loss per share is the same as the basic net loss per share for the three months ended March 31, 2017 and 2016, as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

 (M) Foreign Currency Translation

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

(N) Fair Value of Financial Instruments

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

The carrying value of the Company’s financial instruments, which consist of cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other payables, and convertible promissory notes approximates fair value due to the short-term maturities.

 (O) Recent Accounting Pronouncements

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

In January 2017, the FASB issued ASU 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of a Business”, to clarify the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments are effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the impact of ASU 2017-01 on its consolidated financial position, results of operations and cash flows.

NOTE 4.                   SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal subsidiaries and variable interest entities as of March 31, 2017 were as follows:
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

Remarks:

1) Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.

NOTE 5.               PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of March 31, 2017 and December 31, 2016 were as follows:

	As of March 31, 2017	As of December 31, 2016
Prepaid expenses	$102,272	$101,627
Other deposits	202	202
Sub-total	102,474	101,829
Less: allowance for doubtful debts	-	-
Total	$102,474	$101,829

The Company recorded no allowance for doubtful debts for prepaid expenses and other current assets for the three months ended March 31, 2017 and 2016.

NOTE 6.               ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of March 31, 2017 and December 31, 2016 were as follows:

	As of March 31, 2017	As of December 31, 2016
Accrued staff benefit and related fees	$1,511,121	$1,461,237
Accrued professional fees	154,019	166,382
Accrued interest expenses	1,525,362	1,391,699
Other accrued expenses	85,996	89,652
Short-term loans 1)	2,721,659	2,656,852
Other payables	9,831	9,831
Total	$6,007,988	$5,775,653

1) As of March 31, 2017, the Company recorded an aggregated amount of $2,721,659 short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on due date. As of the date of this report, those loans have not yet been repaid.

The interest expenses of the short-term loans for the three months ended March 31, 2017 and 2016 were $120,922 and $112,952, respectively.

NOTE 7.                   CONVERTIBLE PROMISSORY NOTES AND WARRANTS

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

4) No extension of 1% Convertible Promissory Notes at the maturity date on April 1, 2016

On April 29, 2016, the Company received a reservation of rights letter from the note holders to reserves all of its powers, rights and privileges.

Convertible promissory notes, net as of March 31, 2017 and December 31, 2016 were as follows:

	As of March 31, 2017	As of December 31, 2016
Gross carrying value	$5,000,000	$5,000,000
Less: Allocated intrinsic value of beneficial conversion feature	-	-
Add: Accumulated amortization of debt discount	-	-
	5,000,000	5,000,000
Less: Current portion	-	-
Non-current portion	$5,000,000	$5,000,000

Interest Expense

The interest expenses of the 1% Convertible Promissory Notes for the three months ended March 31, 2017 and 2016 were $12,329 and $12,466, respectively.

NOTE 9.                      COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. As of March 31, 2017, the Company’s management is of the opinion that there are no commitments and contingencies to account for.

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

NOTE 11.                  RELATED PARTY TRANSACTIONS

Except as set forth below, during the three months ended March 31, 2017 and 2016, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

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

NOTE 12.                  NET LOSS PER COMMON SHARE

Net loss per common share information for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
Numerator:
Net loss attributable to NCN common stockholders	$(210,613)	$(233,532)
Denominator:
Weighted average number of shares outstanding, basic +	8,041,995	8,041,995
Effect of dilutive securities	-	-
Options and warrants	-	-
Weighted average number of shares outstanding, diluted	8,041,995	8,041,995

Net loss per common share – basic and diluted	$(0.03)	$(0.03)

The diluted net loss per common share is the same as the basic net loss per common share for the three months ended March 31, 2017 and 2016 as all potential common shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. The securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because of anti-dilutive effect as of March 31, 2017 and 2016 were summarized as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
Potential common equivalent shares:
Stock warrants for services*	-	-
Conversion feature associated with convertible promissory notes to common stock	-	-
Common stock to be granted to consultants for services (including non-vested shares) *	-	1,333
Stock options granted to Keywin	-	-
Total	-	1,333

Remarks: * As of March 31, 2017, the number of potential common equivalent shares associated with warrants issued for services was nil, which was related to a warrant to purchase 1,333 shares of common stock issued by the Company to a consultant in 2006 for service rendered at an exercise price of $52.5, which was expired in August 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe”, “expect”, “anticipate”, “project”, “targets”, “optimistic”, “intend”, “aim”, “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to our potential inability to raise additional capital; changes in domestic and foreign laws, regulations and taxes; uncertainties related to China’s legal system and economic, political and social events in China; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks”; changes in economic conditions, including a general economic downturn or a downturn in the securities markets; and any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for fiscal year ended December 31, 2016 and subsequent SEC filings. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

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

For more information relating to our business, please refer to Part I, “Item 1 - Business” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Comparison of Three Months Ended March 31, 2017 and March 31, 2016

General and Administrative Expenses – General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, stock-based compensation expense for stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718, employee bonuses and other staff welfare and benefits, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses). General and administrative expenses for the three months ended March 31, 2017 decreased by 21% to $77,363, as compared to $97,830 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to the minimal operation of the Company.

Stock based compensation for services – Stock-based compensation for services is stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718, Stock-based compensation for services was $nil for the three months ended March 31, 2017. This decreased by 10%, as compared to $10,000 for the corresponding prior year period.  The decrease in the stock-based compensation was mainly due no stock had been granted for services rendered during the three months ended March 31, 2017.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the three months ended March 31, 2017 increased to $133,250, or by 6%, as compared to $125,702 for the corresponding prior year period.  The increase was mainly due to the increased in short term loans.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended March 31, 2017 and 2016, because the Company and all of its subsidiaries and variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $210,613 for the three months ended March 31, 2017, a decrease of 10%, as compared to a net loss of $233,532 for the corresponding prior year period. The decrease in net loss was driven by several factors, including the decrease in general and administrative expenses and set off by increase in interest expense and other debt-related expenses.

Liquidity and Capital Resources

As of March 31, 2017, we had cash of $29,798, as compared to $8,512 as of December 31, 2016, an increase of $21,286 with the increase of proceeds from short-term loans.

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31, 2017	March 31, 2016
Net cash used in operating activities	$(43,603)	$(11,777)
Net cash provided by financing activities	64,808	11,277
Effect of exchange rate changes on cash	81	44
Net increase/(decrease) in cash	21,286	(456)
Cash and cash equivalents, beginning of period	8,512	6,790
Cash and cash equivalents, end of period	$29,798	$6,334

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2017 was $43,603, as compared to net cash used in operating activities amounting to $11,777 for the corresponding prior year period. This was mainly attributable to increase in payment to suppliers during the three months ended March 31, 2017.

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

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 and 2016 was $nil.

Financing Activities

Net cash provided by financing activities was $64,808 for the three months ended March 31, 2017, as compared to $11,277 for the corresponding prior year period. The increase was mainly due to increase in proceeds from short-term loans for financing our operations during the three months ended March 31, 2017.

Short-term Loan

As of March 31, 2017, the Company recorded an aggregated amount of $2,721,659 short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. Up to the date of this report, those loans have not yet been repaid.

Capital Expenditures

During the three months ended March 31, 2017 and 2016, we did not acquire equipment.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of March 31, 2016:

	Payments due by period
	Total	Due in 2017	Due in 2018 – 2019	Due in 2019-2020	Thereafter
Debt Obligations (a)	$5,000,000	$5,000,000	$-	$-	$-
Short Term Loan (b)	2,721,659	2,721,659	-	-	-

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

In January 2017, the FASB issued ASU 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of a Business”, to clarify the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments are effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the impact of ASU 2017-01 on its consolidated financial position, results of operations and cash flows.

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2017, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

We have not sold any equity securities during the quarter ended March 31, 2017 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

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

Date: May 15, 2017	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Shirley Cheng
Shirley Cheng, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)