Form 10-Q
period 2017-06-30
NETWORK CN INC
filed 2017-08-14
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 11, 2017 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	8,041,995

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NETWORK CN INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2017 (UNADUITED) AND DECEMBER 31, 2016(AUDITED)

	Note	As of June 30, 2017	As of December 31, 2016
ASSETS
Current Assets
Cash		$6,580	$8,512
Prepaid expenses and other current assets	5	104,488	101,829
Total Current Assets		111,068	110,341

Equipment, Net		640	896

TOTAL ASSETS		$111,708	$111,237

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	6	$6,219,788	$5,775,653
1% convertible promissory note, net	7	5,000,000	5,000,000
Total Current Liabilities		11,219,788	10,775,653

TOTAL LIABILITIES		11,219,788	10,775,653

COMMITMENTS AND CONTINGENCIES	8

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 26,666,667 shares authorized Shares issued and outstanding: 8,041,995 and 8,041,995 as of June 30, 2017 and December 31, 2016, respectively		8,042	8,042
Additional paid-in capital		123,706,741	123,706,741
Accumulated deficit		(136,525,701)	(136,083,041)
Accumulated other comprehensive income		1,702,838	1,703,842
TOTAL STOCKHOLDERS’ DEFICIT	9	(11,108,080)	(10,664,416)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$111,708	$111,237

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(UNAUDITED)

		Three Months Ended		Six Months Ended
	Note	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
REVENUES
Advertising services		$-	$-	$-	$-

COST OF REVENUES
Cost of advertising services		-	-	-	-

GROSS LOSS		-	-	-	-

OPERATING EXPENSES
General and administrative		(96,424)	(105,392)	(173,787)	(203,222)
Stock based compensation for services		-	(10,000)	-	(20,000)
Total Operating Expenses		(96,424)	(115,392)	(173,787)	(223,222)

LOSS FROM OPERATIONS		(96,424)	(115,392)	(173,787)	(223,222)

INTEREST AND OTHER DEBT- RELATED EXPENSES
Interest expense	6, 7&8	(135,623)	(127,307)	(268,873)	(253,009)
Total Interest and Other Debt– Related Expenses		(135,623)	(127,307)	(268,873)	(253,009)

NET LOSS BEFORE INCOME TAXES		(232,047)	(242,699)	(442,660)	(476,231)
Income taxes		-	-		-
NET LOSS		$(232,047)	$(242,699)	$(442,660)	$(476,231)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss		(1,085)	(79)	(1,004)	(35)
Total other comprehensive loss		(1,085)	(79)	(1,004)	(35)

COMPREHENSIVE LOSS		$(233,132)	$(242,778)	$(443,664)	$(476,266)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	12	$(0.0289)	$(0.0302)	$(0.0550)	$(0.0592)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	12	8,041,995	8,041,881	8,041,995	8,041,881

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(UNAUDITED)

	Six Months Ended
	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(442,660)	$(476,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:
Equipment	256	6,431
Stock-based compensation for service	-	20,000

Changes in operating assets and liabilities:
Prepaid expenses and other current assets, net	(2,659)	(3,043)
Accounts payable, accrued expenses and other payables	347,212	379,498
Net cash used in operating activities	(97,851)	(73,345)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan	96,923	79,347
Repayment of capital lease obligation	-	(6,412)
Net cash provided by financing activities	96,923	72,935

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,004)	(35)

NET DECREASE IN CASH	(1,932)	(445)

CASH, BEGINNING OF PERIOD	8,512	6,790

CASH, END OF PERIOD	$6,580	$6,345

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest paid	$-	$511

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

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017 and 2016 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair presentation of financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Details of the Company’s principal subsidiaries and variable interest entities as of June 30, 2017, are described in Note 4 – Subsidiaries and Variable Interest Entities.

Going Concern

The Company has experienced recurring net losses of $442,660 and $476,231 for the six months ended June 30, 2017 and 2016, respectively. Additionally, the Company has net cash used in operating activities of $97,851 and $73,345 for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and December 31, 2016, the Company has stockholders’ deficit of $11,108,080 and $10,664,416, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(D) Cash

Cash includes cash on hand, cash accounts, and interest bearing savings accounts placed with banks and financial institutions. For the purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents balance as of June 30, 2017 and December 31, 2016.

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

The diluted net loss per share is the same as the basic net loss per share for the six months ended June 30, 2017 and 2016, as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

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

In May 2017, the FASB issued ASU 2017-09 “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, to provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718.  The amendments are effective for fiscal years and interim periods beginning after December 15, 2017.  Early adoption is permitted.  The Company is currently assessing the impact of ASU 2017-09 on its consolidated financial position, results of operations and cash flows.

In July 2017, the FASB issued ASU 2017-11 “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”, to simplify the accounting for certain financial instruments with down round features.  The amendments require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Companies that provide earnings per share (EPS) data will adjust their basic EPS calculation for the effect of the feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity.  The amendments also address navigational concerns within the FASB Accounting Standards Codification® related to an indefinite deferral available to private companies with mandatorily redeemable financial instruments and certain noncontrolling interests, one that created significant “pending content” in the Codification. The FASB decided to reclassify the indefinite deferral as a scope exception, which does not have an accounting effect.  The amendments are effective for fiscal years and interim periods beginning after December 15, 2018.  Early adoption is permitted.  The Company is currently assessing the impact of ASU 2017-11 on its consolidated financial position, results of operations and cash flows.

NOTE 4.	SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal subsidiaries and variable interest entities as of June 30, 2017 were as follows:
Name	Place of Incorporation	Ownership/Control interest attributable to the Company	Principal activities
NCN Group Limited	BVI	100%	Investment holding
NCN Media Services Limited	BVI	100%	Investment holding
Business Boom Investments Limited	BVI	100%	Investment holding
Cityhorizon Limited	Hong Kong	100%	Investment holding
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
Crown Eagle Investment Limited	Hong Kong	100%	Dormant
Crown Winner International Limited	Hong Kong	100%	Investment holding
NCN Group (HK) Limited	Hong Kong	100%	Dormant
NCN Huamin Management Consultancy (Beijing) Company Limited	PRC	100%	Dormant
Huizhong Lianhe Media Technology Co., Ltd.	PRC	100%	Dormant
Beijing Huizhong Bona Media Advertising Co., Ltd.	PRC	100% (1)	Dormant
Xingpin Shanghai Advertising Limited	PRC	100% (1)	Dormant
Chuanghua Shanghai Advertising Limited	PRC	100%	Dormant
Jiahe Shanghai Advertising Limited	PRC	100%	Dormant

Remarks:

1) Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.

NOTE 5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of June 30, 2017 and December 31, 2016 were as follows:

	As of June 30, 2017	As of December 31, 2016
Prepaid expenses	$104,286	$101,627
Other deposits	202	202
Sub-total	104,488	101,829
Total	$104,488	$101,829

NOTE 6.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of June 30, 2017 and December 31, 2016 were as follows:

	As of June 30, 2017	As of December 31, 2016
Accrued staff benefit and related fees	$1,564,248	$1,461,237
Accrued professional fees	141,068	166,382
Accrued interest expenses	1,660,985	1,391,699
Other accrued expenses	89,881	89,652
Short-term loans 1)	2,753,775	2,656,852
Other payables	9,831	9,831
Total	$6,219,788	$5,775,653

1) As of June 30, 2017, the Company recorded an aggregated amount of $2,753,775 short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on due date. As of the date of this report, those loans have not yet been repaid.

The interest expenses of the short-term loans for the six months ended June 30, 2017 and 2016 were $123,158 and $114,752, while for the six months ended June 30, 2017 and 2016 amounted to $244,080 and $227,704, respectively.

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

Pursuant to a note exchange and option agreement, dated April 2, 2009 (the “Note Exchange and Option Agreement”), between the Company and Keywin, Keywin exchanged its Amended and Restated Note in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 4,093,806 shares of the Company’s common stock and an option to purchase an aggregate of 1,637,522 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000 (the “Keywin Option”). The Keywin Option was originally exercisable for a three-month period which commenced on April 2, 2009, but pursuant to several subsequent amendments, the exercise period has been extended to a one hundred and five-months period ending on January 1, 2018 and the exercise price changed to $0.99, subject to the Company’s right to unilaterally terminate the exercise period upon 30 days’ written notice. As of June 30,2017, the Keywin Option has not been exercised.

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

4)No extension of 1% Convertible Promissory Notes at the maturity date on April 1, 2016

On April 29, 2016, the Company received a reservation of rights letter from the note holders to reserves all of its powers, rights and privileges.

Convertible promissory notes, net as of June 30, 2017 and December 31, 2016 were as follows:

	As of June 30, 2017	As of December 31, 2016
Gross carrying value	$5,000,000	$5,000,000
Less: Allocated intrinsic value of beneficial conversion feature	-	-
Add: Accumulated amortization of debt discount	-	-
	5,000,000	5,000,000
Less: Current portion	-	-
Non-current portion	$5,000,000	$5,000,000

Interest Expense

The interest expenses of the 1% Convertible Promissory Notes for the three months ended June 30, 2017 and 2016 were $12,465 and $12,328, respectively, while for the six months ended June 30, 2017 and 2016 amounted to $24,932 and $24,794, respectively.

NOTE 9.	COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. As of June 30, 2017 and December 31, 2016, the Company’s management is of the opinion that there are no commitments and contingencies to account for.

NOTE 10.	STOCKHOLDERS’ DEFICIT

(A)  Stock, Options and Warrants Issued for Services

In August 2015, the Board of Directors granted an aggregate of 53,332 shares of common stock to the directors of the Company for their services rendered during the year from July 1, 2015 to June 30, 2016. Each director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Earnest Leung, 13,333 shares; Wong Wing Kong, 13,333 shares; Frederick Wong, 13,333 shares and Shirley Cheng, 13,333 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil and $10,000 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended June 30, 2017 and 2016, while during the six months ended June 30, 2017 and 2016 such amounts were $nil and $20,000, respectively.

NOTE 11.	RELATED PARTY TRANSACTIONS

Except as set forth below, during the six months ended June 30, 2017 and 2016, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

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

NOTE 12.	NET LOSS PER COMMON SHARE

Net loss per common share information for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Numerator:
Net loss attributable to NCN common stockholders	$(232,047)	$(242,699)	$(442,660)	$(476,266)
Denominator :
Weighted average number of shares outstanding, basic	8,041,995	8,041,881	8,041,995	8,041,881
Effect of dilutive securities	-	-	-	-
Options and warrants	-	-	-	-
Weighted average number of shares outstanding, diluted	8,041,995	8,041,881	8,041,995	8,041,881

Net loss per common share – basic and diluted+	$(0.0289)	$(0.0302)	$(0.055)	$(0.0592)

The diluted net loss per common share is the same as the basic net loss per common share for the three and six months ended June 30, 2017 and 2016 as all potential common shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. The securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because of anti-dilutive effect as of June 30, 2017 and 2016 were summarized as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Potential common equivalent shares:
Stock warrants for services*	-	-	-	-
Conversion feature associated with convertible promissory notes to common stock	-	-	-	-
Common stock to be granted to consultants for services (including non- vested shares)*	-	1,333	-	1,333
Stock options granted to Keywin	-	-	-	-
Total	-	1,333	-	1,333

Remarks: * As of June 30, 2017, the number of potential common equivalent shares associated with warrants issued for services was nil.  As of June 30, 2016, the number of potential common equivalent shares associated with warrants issued for services was 1,333 which was related to a warrant to purchase 1,333 shares of common stock issued by the Company to a consultant in 2006 for service rendered at an exercise price of $52.5, which was expired in August 2016.

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

Comparison of Three Months Ended June 30, 2017 and June 30, 2016

General and Administrative Expenses – General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, employee bonuses and other staff welfare and benefits, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses). General and administrative expenses for the three months ended June 30, 2017 decreased by 9% to $96,424, as compared to $105,392 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to our continuous cost cutting measures compare to 2016.

Stock based compensation for services – Stock-based compensation for services is stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718, Stock-based compensation for services was $10,000 for the three months ended June 30, 2016. The decrease by 100% in the stock-based compensation was mainly due to no stock had been granted for services rendered during the three months ended June 30, 2017.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the three months ended June 30, 2017 increased to $135,623, or by 7%, as compared to 127,307 for the corresponding prior year period.  The increase was mainly due to increase of short term loan.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended June 30, 2017 and 2016, because the Company and all of its subsidiaries and variable interest entity operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $232,047 for the three months ended June 30, 2017, a decrease of 4%, as compared to $242,699 for the corresponding prior year period. The decrease in net loss was primarily due to decrease in general and administrative expenses set off by the increase in interest expenses from short term loan.

Comparison of Six Months Ended June 30, 2017 and June 30, 2016

General and Administrative Expenses – General and administrative expenses for the six months ended June 30, 2017 decreased by 22% to $173,787, compared to $223,222 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to continuous cost cutting measures.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the six months ended June 30, 2017 increased to $268,873, or by 6%, compared to $253,009for the corresponding prior year period. The increase was mainly due to increase of short term loan.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the six months ended June 30, 2017 and 2016 as the Company and all of its subsidiaries and its variable interest entities operated at a taxable loss during the respective periods.

Net (Loss) Income – The Company incurred a net loss of $442,660 for the six months ended June 30, 2017, compared to of $476,231 for the corresponding prior year period. The decrease in net loss was primarily due to decrease in general and administrative expenses set off by the increase in interest expenses from short term loan.

Liquidity and Capital Resources

As of June 30, 2017, we had cash of $6,580, as compared to $8,512 as of December 31, 2016, the decrease of $1,932 mainly attributable to the cash utilized by operating activities.

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30, 2017	June 30, 2016
Net cash used in operating activities	$(97,851)	$(73,345)
Net cash provided by financing activities	96,923	72,935
Effect of exchange rate changes on cash	(1,004)	(35)
Net increase/(decrease) in cash	21,286	(45)
Cash, beginning of period	8,512	6,790
Cash, end of period	$6,580	$6,345

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2017 was $97,851, as compared to net cash used in operating activities amounting to $73,345 for the corresponding prior year period. This was mainly attributable to increase in payment for expenses during the six months ended June 30, 2017.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 and 2016 was $nil.

Financing Activities

Net cash provided by financing activities was $96,923 for the six months ended June 30, 2017, as compared to $72,935 for the corresponding prior year period. The increase was mainly due to increase in proceeds from short-term loans for financing our operations during the six months ended June 30, 2017.

Short-term Loan

As of June 30, 2017, the Company recorded an aggregated amount of $2,753,775 short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. Up to the date of this report, those loans have not yet been repaid.

Capital Expenditures

During the six months ended June 30, 2017 and 2016, we did not acquire equipment.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of June 30, 2017:

	Payments due by period
	Total	Due in 2017	Due in 2018 – 2019	Due in 2019-2020	Thereafter
Debt Obligations (a)	$5,000,000	$5,000,000	$-	$-	$-
Short Term Loan (b)	2,753,775	2,753,775	-	-	-

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

In May 2017, the FASB issued ASU 2017-09 “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, to provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718.  The amendments are effective for fiscal years and interim periods beginning after December 15, 2017.  Early adoption is permitted.  The Company is currently assessing the impact of ASU 2017-09 on its consolidated financial position, results of operations and cash flows.

In July 2017, the FASB issued ASU 2017-11 “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”, to simplify the accounting for certain financial instruments with down round features.  The amendments require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Companies that provide earnings per share (EPS) data will adjust their basic EPS calculation for the effect of the feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity.  The amendments also address navigational concerns within the FASB Accounting Standards Codification® related to an indefinite deferral available to private companies with mandatorily redeemable financial instruments and certain noncontrolling interests, one that created significant “pending content” in the Codification. The FASB decided to reclassify the indefinite deferral as a scope exception, which does not have an accounting effect.  The amendments are effective for fiscal years and interim periods beginning after December 15, 2018.  Early adoption is permitted.  The Company is currently assessing the impact of ASU 2017-11 on its consolidated financial position, results of operations and cash flows.

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2017, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

We have not sold any equity securities during the quarter ended June 30, 2017 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

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

Date: August 14, 2017	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Shirley Cheng
Shirley Cheng, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)