Form 10-Q
period 2017-09-30
NETWORK CN INC
filed 2017-11-14
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-30264

NETWORK CN INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	90-0370486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3F., D.J. Securities Building, 171 Hoi Bun Road, Kwun Tong, Kowloon, Hong Kong
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 10, 2017 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	8,041,995

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NETWORK CN INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2017 (UNADUITED) AND DECEMBER 31, 2016(AUDITED)

	Note	As of September 30, 2017	As of December 31, 2016
ASSETS
Current Assets
Cash		$6,439	$8,512
Prepaid expenses and other current assets	5	102,751	101,829
Total Current Assets		109,190	110,341

Equipment, Net		2,925	896

TOTAL ASSETS		$112,115	$111,237

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	6	$6,446,798	$5,775,653
1% convertible promissory note, net	7	5,000,000	5,000,000
Total Current Liabilities		11,446,798	10,775,653

TOTAL LIABILITIES		11,446,798	10,775,653

COMMITMENTS AND CONTINGENCIES	8	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 26,666,667 shares authorized shares issued and outstanding: 8,041,995 and 8,041,995 as of September 30, 2017 and December 31, 2016, respectively		8,042	8,042
Additional paid-in capital		123,706,741	123,706,741
Accumulated deficit		(136,752,357)	(136,083,041)
Accumulated other comprehensive income		1,702,891	1,703,842
TOTAL STOCKHOLDERS’ DEFICIT	9	(11,334,683)	(10,664,416)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$112,115	$111,237

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE
AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(UNAUDITED)

		Three Months Ended		Nine Months Ended
	Note	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
REVENUES
Advertising services		$-	$-	$-	$-

COST OF REVENUES
Cost of advertising services		-	-	-	-

GROSS LOSS		-	-	-	-

OPERATING EXPENSES
General and administrative		(89,604)	(100,852)	(263,391)	(304,074)
Stock based compensation for services		-	-	-	(20,000)
Gain from disposal of subsidiaries		25	-	25	-

Total Operating Expenses		(89,579)	(100,852)	(263,366)	(324,074)

LOSS FROM OPERATIONS		(89,579)	(100,852)	(263,366)	(324,074)

INTEREST AND OTHER DEBT- RELATED EXPENSES
Interest expense	6 & 7	(137,077)	(129,571)	(405,950)	(382,580)
Total Interest and Other Debt– Related Expenses		(137,077)	(129,571)	(405,950)	(382,580)

NET LOSS BEFORE INCOME TAXES		(226,656)	(230,423)	(669,316)	(706,654)
Income taxes		-	-	-	-
NET LOSS		$(226,656)	$(230,423)	$(669,316)	$(706,654)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain /(loss)		53	(26)	(951)	(61)
Total other comprehensive income (loss)		53	(26)	(951)	(61)

COMPREHENSIVE LOSS		$(226,603)	$(230,449)	$(670,267)	$(706,715)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	11	$(0.0282)	$(0.0287)	$(0.083)	$(0.088)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	11	8,041,995	8,041,995	8,041,995	8,041,995

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(UNAUDITED)

	Nine Months Ended
	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(669,316)	$(706,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:
Equipment	603	9,647
Gain from disposal of subsidiaries	(25)	-
Stock-based compensation for service	-	20,000

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(922)	(1,728)
Accounts payable, accrued expenses and other payables	543,389	568,173
Net cash used in operating activities	(126,271)	(110,562)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(2,632)	-
Net cash used in investing activities	(2,632)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan	127,756	121,719
Repayment of capital lease obligation	-	(9,704)
Proceeds from disposal of subsidiaries	1	-
Net cash provided by financing activities	127,757	112,015

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(927)	(61)

NET (DECREASE)/INCREASE IN CASH	(2,073)	1,392

CASH, BEGINNING OF PERIOD	8,512	6,790

CASH, END OF PERIOD	$6,439	$8,182

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest paid	$-	$681

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

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2017 and 2016 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair presentation of financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Details of the Company’s principal subsidiaries and variable interest entities as of September 30, 2017, are described in Note 4 – Subsidiaries and Variable Interest Entities.

Going Concern

The Company has experienced recurring net losses of $669,316 and $706,654 for the nine months ended September 30, 2017 and 2016, respectively. Additionally, the Company has net cash used in operating activities of $126,271 and $110,562 for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017 and December 31, 2016, the Company has stockholders’ deficit of $11,334,683 and $10,664,416, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(D) Cash

Cash includes cash on hand, cash accounts, and interest bearing savings accounts placed with banks and financial institutions. For the purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents balance as of September 30, 2017 and December 31, 2016.

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

(H) Revenue Recognition

The Company recognizes revenue in the period when advertisements are either aired or published. The Company does not expect to generate any revenue for the period.

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

The diluted net loss per share is the same as the basic net loss per share for the nine months ended September 30, 2017 and 2016, as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

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

 (O) Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01 "Recognition and Measurement of Financial Assets and Financial Liabilities" to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. ASU 2016-01 particularly relates to the fair value and impairment of equity investments, financial instruments measured at amortized cost, and the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes. ASU 2016-01 is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is only permitted for certain particular amendments within ASU 2016-01, where financial statements have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 "Leases" to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 creates a new Accounting Standards Codification Topic 842 "Leases" to replace the previous Topic 840 "Leases." ASU   2016-02 affects both lessees and lessors, although for the latter the provisions are similar to the previous model, but updated to align with certain changes to the lessee model and also the new revenue recognition provisions contained in ASU 2014-09 (see above). ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 "Financial Instruments - Credit Losses" to introduce new guidance for the accounting for credit losses on instruments within its scope. ASU 2016-13 requires among other things, the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments", to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. It addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of a Business”, to clarify the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09 “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, to provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718.  The amendments are effective for fiscal years and interim periods beginning after December 15, 2017.  Early adoption is permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE 4.	SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal subsidiaries and variable interest entities as of September 30, 2017 were as follows:

Name	Place of Incorporation	Ownership/Control interest attributable to the Company	Principal activities
NCN Group Limited	BVI	100%	Investment holding
NCN Media Services Limited	BVI	100%	Investment holding
Cityhorizon Limited	Hong Kong	100%	Investment holding
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
Crown Eagle Investment Limited	Hong Kong	100%	Dormant
Crown Winner International Limited	Hong Kong	100%	Investment holding
NCN Huamin Management Consultancy (Beijing) Company Limited	PRC	100%	Dormant
Huizhong Lianhe Media Technology Co., Ltd.	PRC	100%	Dormant
Beijing Huizhong Bona Media Advertising Co., Ltd.	PRC	100% (1)	Dormant
Xingpin Shanghai Advertising Limited	PRC	100% (1)	Dormant
Chuanghua Shanghai Advertising Limited	PRC	100%	Dormant
Jiahe Shanghai Advertising Limited	PRC	100%	Dormant
NCN Group (HK) Limited	PRC	0% (2)	Dormant
Business Boom Investments Limited	PRC	0% (2)	Investment holding

Remarks:

1)	Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.
2)
During the period ended September 30, 2017, the Company’s subsidiary, NCN Media Services Limited, disposed of its entire 100% equity interests of NCN Group (HK) Limited and Business Boom Investments Limited which was dormant, to an individual at $1 consideration. Accordingly, the Company recorded a gain from disposal of subsidiaries of $25 for the period ended September 30, 2017.

NOTE 5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of September 30, 2017 and December 31, 2016 were as follows:

	As of September 30, 2017	As of December 31, 2016
Prepaid expenses	$102,549	$101,627
Other deposits	202	202
Total	$102,751	$101,829

NOTE 6.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of September 30, 2017 and December 31, 2016 were as follows:

	As of September 30, 2017	As of December 31, 2016
Accrued staff benefit and related fees	$1,618,286	$1,461,237
Accrued professional fees	141,600	166,382
Accrued interest expenses	1,798,063	1,391,699
Other accrued expenses	94,410	89,652
Short-term loans 1)	2,784,608	2,656,852
Other payables	9,831	9,831
Total	$6,446,798	$5,775,653

1) As of September 30, 2017, the Company recorded an aggregated amount of $2,784,608 short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on due date. As of the date of this report, those loans have not yet been repaid.

The interest expenses of the short-term loans for the three months ended September 30, 2017 and 2016 were $124,473 and $116,798, while for the nine months ended September 30, 2017 and 2016 amounted to $368,553 and $344,502, respectively.

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

Pursuant to a note exchange and option agreement, dated April 2, 2009 (the “Note Exchange and Option Agreement”), between the Company and Keywin, Keywin exchanged its Amended and Restated Note in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 4,093,806 shares of the Company’s common stock and an option to purchase an aggregate of 1,637,522 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000 (the “Keywin Option”). The Keywin Option was originally exercisable for a three-month period which commenced on April 2, 2009, but pursuant to several subsequent amendments, the exercise period has been extended to a one hundred and five-months period ending on January 1, 2018 and the exercise price changed to $0.99, subject to the Company’s right to unilaterally terminate the exercise period upon 30 days’ written notice. As of September 30, 2017, the Keywin Option has not been exercised.

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

4)No extension of 1% Convertible Promissory Notes at the maturity date on April 1, 2016
On April 29, 2016, the Company received a reservation of rights letter from the note holders to reserves all of its powers, rights and privileges.

Convertible promissory notes, net as of September 30, 2017 and December 31, 2016 were as follows:

	As of September 30, 2017	As of December 31, 2016
Gross carrying value	$5,000,000	$5,000,000
Less: Allocated intrinsic value of beneficial conversion feature	-	-
Add: Accumulated amortization of debt discount	-	-
	5,000,000	5,000,000
Less: Current portion	-	-
Non-current portion	$5,000,000	$5,000,000

Interest Expense

The interest expenses of the 1% Convertible Promissory Notes for the three months ended September 30, 2017 and 2016 were $12,603 and $12,603, respectively, while for the nine months ended September 30, 2017 and 2016 amounted to $37,397 and $37,397, respectively.

NOTE 8.	COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. As of September 30, 2017 and December 31, 2016, the Company’s management is of the opinion that there are no commitments and contingencies to account for.

NOTE 9.	STOCKHOLDERS’ DEFICIT

(A)  Stock, Options and Warrants Issued for Services

In August 2015, the Board of Directors granted an aggregate of 53,332 shares of common stock to the directors of the Company for their services rendered during the year from July 1, 2015 to June 30, 2016. Each director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Earnest Leung, 13,333 shares; Wong Wing Kong, 13,333 shares; Frederick Wong, 13,333 shares and Shirley Cheng, 13,333 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended September 30, 2017 and 2016, while during the nine months ended September 30, 2017 and 2016 such amounts were $nil and $20,000, respectively.

NOTE 10.	RELATED PARTY TRANSACTIONS

Except as set forth below, during the nine months ended September 30, 2017 and 2016, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

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

NOTE 11.	NET LOSS PER COMMON SHARE

Net loss per common share information for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September30, 2016
Numerator:
Net loss attributable to NCN common stockholders	$(226,656)	$(230,423)	$(669,316)	$(706,654)
Denominator:
Weighted average number of shares outstanding, basic	8,041,995	8,041,995	8,041,995	8,041,995
Effect of dilutive securities	-	-	-	-
Options and warrants	-	-	-	-
Weighted average number of shares outstanding, diluted	8,041,995	8,041,995	8,041,995	8,041,995

Net loss per common share – basic and diluted+	$(0.0282)	$(0.0287)	$(0.083)	$(0.088)

The diluted net loss per common share is the same as the basic net loss per common share for the three and nine months ended September 30, 2017 and 2016 as all potential common shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. The securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because of anti-dilutive effect as of September 30, 2017 and 2016 were summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Potential common equivalent shares:
Stock warrants for services*	-	-	-	-
Conversion feature associated with convertible promissory notes to common stock	-	-	-	-
Common stock to be granted to consultants for services (including non- vested shares)*	-	-	-	-
Stock options granted to Keywin	-	-	-	-
Total	-	-	-	-

Remarks: * As of September 30, 2017 and September 30, 2016, the number of potential common equivalent shares associated with warrants issued for services was nil, which was related to a warrant to purchase 1,333 shares of common stock issued by the Company to a consultant in 2006 for service rendered at an exercise price of $52.5, which was expired in August 2016.

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
●
the “Company”, “NCN”, “we”, “us”, or “our”, are references to Network CN Inc., a Delaware corporation and its direct and indirect subsidiaries: NCN Group Limited, or NCN Group, a BVI limited company; NCN Media Services Limited, a BVI limited company; NCN Group Management Limited, or NCN Group Management, a Hong Kong limited company; Crown Winner International Limited, or Crown Winner, a Hong Kong Limited company, and its variable interest entity, Xingpin Shanghai Advertising Limited; Crown Eagle Investments Limited, a Hong Kong limited company; Cityhorizon Limited, or Cityhorizon Hong Kong, a Hong Kong limited company, and its subsidiary, Huizhong Lianhe Media Technology Co., Ltd., or Lianhe, a PRC limited company;  Chuanghua Shanghai advertising Limited, a PRC limited company; NCN Huamin Management Consultancy (Beijing) Company Limited, or NCN Huamin, a PRC limited company; and the Company’s variable interest entity, Beijing Huizhong Bona Media Advertising Co., Ltd., or Bona, a PRC limited company;

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

Comparison of Three Months Ended September 30, 2017 and September 30, 2016

General and Administrative Expenses – General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, employee bonuses and other staff welfare and benefits, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses). General and administrative expenses for the three months ended September 30, 2017 decreased by 11% to $89,604, as compared to $100,852 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to our continuous cost cutting measures compare to 2016.

Gain from disposal of subsidiaries – Gain from disposal of subsidiaries was $25 for the three months ended September 30, 2017. During the period ended September 30, 2017, the Company’s subsidiary, NCN Media Services Limited, disposed of its entire 100% equity interests of NCN Group (HK) Limited and Business Boom Investments Limited which was dormant, to an individual at $1 consideration.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the three months ended September 30, 2017 increased to $137,077, or by 6%, as compared to $129,571 for the corresponding prior year period.  The increase was mainly due to increase of short term loan.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended September 30, 2017 and 2016, because the Company and all of its subsidiaries and variable interest entity operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $226,656 for the three months ended September 30, 2017, a decrease of 1.6%, as compared to $230,423 for the corresponding prior year period. The decrease in net loss was primarily due to decrease in general and administrative expenses set off by the increase in interest expenses from short term loan.

Comparison of Nine Months Ended September 30, 2017 and September 30, 2016

General and Administrative Expenses – General and administrative expenses for the nine months ended September 30, 2017 decreased by 13% to $263,391, compared to $304,074 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to continuous cost cutting measures.

Gain from disposal of subsidiaries – Gain from disposal of subsidiaries was $25 for the nine months ended September 30, 2017. During the period ended September 30, 2017, the Company’s subsidiary, NCN Media Services Limited, disposed of its entire 100% equity interests of NCN Group (HK) Limited and Business Boom Investments Limited which was dormant, to an individual at $1 consideration.

Stock based compensation for services – Stock-based compensation for services is stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718. Stock-based compensation for services was $nil for the nine months ended September 30, 2017. This decreased by 100%, as compared to $20,000 for the corresponding prior year period.  The decrease in the stock-based compensation was due to no more stock being granted for services rendered during the nine months ended September, 2017.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the nine months ended September 30, 2017 increased to $405,950, or by 6%, compared to $382,580 for the corresponding prior year period. The increase was mainly due to increase of short term loan.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the nine months ended September 30, 2017 and 2016 as the Company and all of its subsidiaries and its variable interest entities operated at a taxable loss during the respective periods.

Net (Loss) Income – The Company incurred a net loss of $669,316 for the nine months ended September 30, 2017, compared to of $706,654 for the corresponding prior year period. The decrease in net loss was primarily due to decrease in general and administrative expenses set off by the increase in interest expenses from short term loan.

Liquidity and Capital Resources

As of September 30, 2017, we had cash of $6,439, as compared to $8,512 as of December 31, 2016, the decrease of $2,073 mainly attributable to the cash utilized by operating activities.

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30, 2017	September 30, 2016
Net cash used in operating activities	$(126,271)	$(110,562)
Net cash used in investing activities	(2,632)	-
Net cash provided by financing activities	127,757	112,015
Effect of exchange rate changes on cash	(927)	(61)
Net (decrease)/increase in cash	(2,073)	1,392
Cash, beginning of period	8,512	6,790
Cash, end of period	$6,439	$8,182

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2017 was $126,271, as compared to net cash used in operating activities amounting to $110,562 for the corresponding prior year period. This was mainly attributable to increase in payment for expenses during the nine months ended September 30, 2017.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 was $2,632 which was related to purchase of fixed assets.

Financing Activities

Net cash provided by financing activities was $127,757 for the nine months ended September 30, 2017, as compared to $112,015 for the corresponding prior year period. The increase was mainly due to increase in proceeds from short-term loans for financing our operations during the nine months ended September 30, 2017.

Short-term Loan

As of September 30, 2017, the Company recorded an aggregated amount of $2,784,608 short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. Up to the date of this report, those loans have not yet been repaid.

Capital Expenditures

During the nine months ended September 30, 2017, we acquired equipment amount of $2,632.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of September 30, 2017:

	Payments due by period
	Total	Due in 2017	Due in 2018 – 2019	Due in 2019-2020	Thereafter
Debt Obligations (a)	$5,000,000	$5,000,000	$-	$-	$-
Short Term Loan (b)	2,784,608	2,784,608	-	-	-

(a) Debt Obligations. We issued an aggregate of $5,000,000 in 1% Convertible Promissory Notes in April 2009 to our investors and such 1% Convertible Promissory Notes matured on April 1, 2016. For details, please refer to the Note 7 of the consolidated financial statements.

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

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01 "Recognition and Measurement of Financial Assets and Financial Liabilities" to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. ASU 2016-01 particularly relates to the fair value and impairment of equity investments, financial instruments measured at amortized cost, and the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes. ASU 2016-01 is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is only permitted for certain particular amendments within ASU 2016-01, where financial statements have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 "Leases" to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 creates a new Accounting Standards Codification Topic 842 "Leases" to replace the previous Topic 840 "Leases." ASU   2016-02 affects both lessees and lessors, although for the latter the provisions are similar to the previous model, but updated to align with certain changes to the lessee model and also the new revenue recognition provisions contained in ASU 2014-09 (see above). ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 "Financial Instruments - Credit Losses" to introduce new guidance for the accounting for credit losses on instruments within its scope. ASU 2016-13 requires among other things, the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments", to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. It addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of a Business”, to clarify the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09 “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, to provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718.  The amendments are effective for fiscal years and interim periods beginning after December 15, 2017.  Early adoption is permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2017, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

We have not sold any equity securities during the quarter ended September 30, 2017 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

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

101 *
Financial statements and footnotes of Network CN Inc. for the fiscal quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T (furnished herewith)

* Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2017	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Shirley Cheng
Shirley Cheng, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)