Form 10-K
period 2017-12-31
NETWORK CN INC
filed 2018-04-16
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission file number 000-30264

NETWORK CN INC.

(Exact name of registrant as specified in its charter)
Delaware	90-0370486
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3/F., D. J. Securities Building, 171 Hoi Bun Road, Kwun Tong, Kowloon, Hong Kong

 (Address of principal executive offices)
+ (852) 2833-2186

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

(Title of Each Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☑

As of June 30, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $330,360.

The number of shares outstanding of each of the issuer’s classes of common stock, as of April 10, 2018 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	8,268,795

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

Recent Developments

Completes Additional Private Placement

On March 15, 2018, Network CN Inc. (the “Company”), sold an aggregate of 216,000 shares of the Company’s common stock (the “Shares”) to 19 foreign investors (the “New Investors”) pursuant to the terms of a Common Stock Purchase Agreement between the Company and the New Investors, dated March 15, 2018. The purchase price paid by the New Investor for the Shares was $0.40 per Share for an aggregate sum of Eighty-Six Thousand and Four Hundred U.S. Dollars (US$86,400.00). Net proceeds from the financing will be used for general corporate purposes.

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

Our corporate headquarters are located at 3/F., D. J. Securities Building, 171 Hoi Bun Road, Kwun Tong, Kowloon, Hong Kong, Special Administrative Region of the People’s Republic of China. Our telephone number is + (852) 2833-2186. We maintain a website at www.ncnmedia.com that links to our electronic SEC filings and contains information about our subsidiaries which is not a part of this report.  All the above documents are available free of charge on our website as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

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

Our Services

During the fiscal years ended December 31, 2017, 2016 and 2015, we did not provide any services.

Our Suppliers

In some of our current and past media projects, we are responsible for installing advertising panels and billboards. We design the shape of our advertising panels and billboards according to the terms approved in the relevant PRC governmental documents. We identify suppliers of component parts used in our advertising panels and contract assembly of our advertising panels to third-party contract assemblers who assemble our advertising panels according to our specification. We select component suppliers based on price and quality. During the fiscal years ended December 31, 2017, 2016 and 2015, we did not install any advertising panels and billboards and no rights contracts were signed in 2015, 2016 and 2017.

Our Customers

Our customers include large international and domestic brand name customers. Our operations were negatively affected by a variety of factors including slower economic growth in PRC, slower than expected consumer acceptance of the digital form of advertising media and customers continued to be cost-conscious in their advertising budget. To address these unfavorable market conditions, we implement cost-cutting measures with reductions in our workforce in particular the direct sales force. The reduced selling power and strong competition from other media companies resulted in the Company having no customer for 2017, 2016 and 2015.

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

Our Intellectual Property

As of April 10, 2018, we do not have any registered trademarks, copyrights, licenses or patent rights.

Our Research and Development

No material costs have been incurred on research and development activities for the fiscal years 2017 and 2016. We do not expect to incur significant research and development costs in the coming future.

Employees

As of December 31, 2017, the Company and its subsidiaries and variable interest entities had approximately 3 employees at our office located at Hong Kong, all of which are full-time employees.

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

Pursuant to the Rules on Foreign Exchange Control, foreign investment enterprises in China may purchase foreign currency without the approval of the State Administration for Foreign Exchange of the PRC for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also exchange Renminbi into foreign currencies (subject to a cap approved by the State Administration for Foreign Exchange of the PRC) to satisfy foreign exchange liabilities or to pay dividends. However, the relevant PRC government authorities may limit or eliminate the ability of foreign investment enterprises to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loan and investment outside China are still subject to limitations and require approvals from the State Administration for Foreign Exchange of the PRC.

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

We maintain our head office in Hong Kong at 3/F., D. J. Securities Building, 171 Hoi Bun Road, Kwun Tong, Kowloon, Hong Kong.

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

Market for Our Common Stock

Since August 1, 2006, our common stock has been quoted on the Over-the-Counter Bulletin Board, or OTCBB, maintained by the Financial Industry Regulatory Authority (“FINRA”), under the symbol “NWCN.” From February 2011 to February 2012, our common stock, along with the securities of over 600 other issuers, was transferred from the OTCBB automated quotation system to the OTCQB, which is part of the OTC Market Group's quotation system, due to the quotation inactivity by our market makers. However, in February 2012, our common stock resumed quotation on the OTCBB as well. On March 1, 2017, the last reported sales price of our common stock on the OTCBB was $0.3 per share.

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

	Closing Prices (1)
	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2017:
Fourth Quarter	$0.13	$0.13
Third Quarter	$0.15	$0.09
Second Quarter	$0.13	$0.10
First Quarter	$0.30	$0.07

FISCAL YEAR ENDED DECEMBER 31, 2016:
Fourth Quarter	$0.10	$0.07
Third Quarter	$0.04	$0.04
Second Quarter	$0.10	$0.03
First Quarter	$0.30	$0.08

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.bloomberg.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of April 10, 2018, the Company had approximately 150 stockholders of record and 8,268,795 shares of common stock were issued and outstanding. Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

No repurchases of our common stock were made during our fiscal year ended December 31, 2017.

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

There was no advertising revenue for the years ended December 31, 2017 and 2016. Our net loss was $769,960 and $938,159 for the years ended December 31, 2017 and 2016 respectively. The Company will continually explore new media projects in order to provide a wider range of media and advertising services, rather than focusing primarily on LED media.

Recent Developments

Completes Additional Private Placement

On March 15, 2018, Network CN Inc. (the “Company”), sold an aggregate of 216,000 shares of the Company’s common stock (the “Shares”) to 19 foreign investors (the “New Investors”) pursuant to the terms of a Common Stock Purchase Agreement between the Company and the New Investors, dated March 15, 2018. The purchase price paid by the New Investor for the Shares was $0.40 per Share for an aggregate sum of Eighty-Six Thousand and Four Hundred U.S. Dollars (US$86,400.00). Net proceeds from the financing will be used for general corporate purposes.

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

Identification of Potential Projects

The Company will continually explore new media projects in order to provide a wider range of media and advertising services, rather than focusing primarily on LED media. The Company has identified several such potential projects which it intends to aggressively pursue in the coming year.

Results of Operations

Comparison of Years Ended December 31, 2017 and 2016.

 General and Administrative Expenses. General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, stock-based compensation expense for stock granted to directors, executive officers and employees for services rendered, employee bonuses and other staff welfare and benefits), rental expenses,  depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses. General and administrative expenses for the year ended December 31, 2017 decreased by 33% to $272,133, compared to $403,788 for the year ended December 31, 2016. The decrease in general and administrative expenses was mainly due to cost cutting measures resulting in overall reduction of expenses including staff related benefits, travel expenses, entertainment and depreciation.

Gain from write-off of long aged payables – Gain from write-off of long-aged payables for the year ended December 31, 2017 was $47,046, compared to $nil for the year ended December 31, 2016. We believe the obligation for future settlement for such long-aged payables is remote and therefore wrote them off.

Gain from disposal of subsidiaries – Gain from disposal of subsidiaries was $25 for the year ended December 31, 2017. the Company’s subsidiary, NCN Media Services Limited, disposed of its entire 100% equity interests of NCN Group (HK) Limited and Business Boom Investments Limited which was dormant, to an individual at $1 consideration. Accordingly, the Company recorded a gain from disposal of subsidiaries of $25 for the year ended December 31, 2017.

Stock based compensation for services – Stock-based compensation for services is stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718. Stock-based compensation for services was $nil for the year ended December 31, 2017, as compared to $20,000 for the corresponding prior year period. The decrease in the stock-based compensation was mainly due to no stock have been granted for services rendered for the year ended December 31, 2017.

Interest and Other Debt-Related Expenses. Interest and other debt-related expenses for the year ended December 31, 2017 increased to $544,898, or by 5.9%, compared to $514,371 for the year ended December 31, 2016. The increase was due to the increased balance of the short-term loans.

Income Taxes. The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded for the year ended December 31, 2017 and 2016 as the Company and all of its subsidiaries and variable interest entities operated at a tax loss in fiscal 2017 and 2016.

Net Loss. The Company incurred a net loss of $769,960 for the year ended December 31, 2017, a decrease of 18% compared to a net loss of $938,159 for the year ended December 31, 2016. The decrease in net loss was primarily due to gain from write-off of long aged payables and decrease in general and administrative expenses due to the overall reduction of expenses for the year ended December 31, 2017.

Liquidity and Capital Resources

Cash Flows

As of December 31, 2017, current assets were $107,171 and current liabilities were $11,543,835. Cash as of December 31, 2017 was $6,124 compared to $8,512 as of December 31, 2016, a decrease of $2,388. No significant changes.
As of December 31, 2016, current assets were $110,341 and current liabilities were $10,775,653. Cash as of December 31, 2016 was $8,512 compared to $6,790 as of December 31, 2015, a decrease of $1,722. No significant changes.

The following table sets forth a summary of our cash flows for the periods indicated:

	Years ended December 31,
	2017	2016
Net cash used in operating activities	$(165,629)	$(139,775)
Net cash (used in) provided by investing activities	(2,632)	3,846
Net cash provided by financing activities	165,584	137,858
Effect of exchange rate changes on cash	289	(207)
Net (decrease) increase in cash	(2,388)	1,722
Cash at the beginning of year	8,512	6,790
Cash at the end of year	$6,124	$8,512

Operating Activities

Net cash used in operating activities for the year ended December 31, 2017 was $165,629, as compared with $139,775 for the year ended December 31, 2016, an increase of $25,854. The increase in net cash used in operating activities was mainly attributable the increase payment to administrative service providers.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2017 was $2,632, as compared with net cash provided by investing activities of $3,846 for the year ended December 31, 2016. The increase in net cash used in investing activities was from purchase of office equipment in 2017.

Financing Activities

Net cash provided by financing activities was $165,584 for the year ended December 31, 2017, as compared with $137,858 for the year ended December 31, 2016. The increase was mainly due to the increase receipts of short-term loans for financing our operations during the year ended December 31, 2017.

Short-term Loans

As of December 31, 2017, the Company recorded an aggregated amount of $2,822,435 of short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and repayable on demand. Up to the date of this report, those loans have not yet been repaid.

As of December 31, 2016, the Company recorded an aggregated amount of $2,656,852 of short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and repayable on demand. Up to the date of this report, those loans have not yet been repaid.

Capital Expenditures

During the years ended December 31, 2017 and 2016, we acquired assets of $2,632 and $Nil respectively which were financed through the cash flow provided by financing activities.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of December 31, 2017:

	Payments due by period
	Total	Due in 2017	Due in 2018 – 2019	Due in 2020-2021	Thereafter
Debt Obligations (a)	$5,000,000	$5,000,000	$-	$-	$-
Short Term Loan (b)	2,822,435	2,822,435	-	-	-

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

Impairment of Long-Lived Assets –Long-lived assets, such as equipment, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows expected to be generated from the asset’s use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset calculated using a discounted cash flow analysis. There was no impairment of long-lived assets for the years ended December 31, 2017 and 2016.

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

Revenue Recognition –The Company recognizes revenue in the period when advertisements are either aired or published. The Company does not expect to generated any revenue for the year.

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

The Company recognizes and measures uncertain tax positions and records tax benefits when it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The company recognizes interest and penalties as a component of income tax expense if applicable.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)" to provide accounting guidance related to revenue from contracts with customers. The amendments in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: Step 1: Identify the contract(s) with a customer. Step 2: Identify the performance obligations in the contract. Step 3: Determine the transaction price. Step 4: Allocate the transaction price to the performance obligations in the contract. Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. The guidance was originally effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016, for public entities. Early application was not permitted (however, early adoption was optional for entities reporting under IFRSs). In August, 2015, the FASB issued ASU 2015-14 “Revenue from Contracts With Customers (Topic 606): Deferral of the Effective Date”, which deferred for one year the effective date of the new revenue standard for public and nonpublic entities reporting under U.S. GAAP. Therefore, for public business entities, certain not-for-profit entities, and certain employee benefit plans, the effective date for ASC 606 is annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early application is permitted only as of annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. The effective date for all other entities is annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the ASU early as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply ASC 606 early as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies ASC 606. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements as the Company did not generate any revenue for the year.

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

During the Company’s two most recent fiscal years ended December 31, 2017 and 2016, neither the Company nor anyone acting on its behalf consult with Union Power Hong Kong Certified Public Accountants Limited (“UPHK”) with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and UPHK did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of a disagreement or any reportable events as defined and set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as of December 31, 2017, in accordance with Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on and as a result of this evaluation, our Chief Executive Officer and our Chief Financial Officer have determined that as of the end of the period covered by this annual report, our disclosure controls and procedures were effective.

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

Our management, with the participation and under the supervision of our Chief Executive Officer, Earnest Leung and our Chief Financial Officer, Shirley Cheng, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, Dr. Leung and Ms. Cheng determined that our internal control over financial reporting was effective as of December 31, 2017.

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

Name	Age	Position	Director Since
Earnest Leung	61	Chief Executive Officer and Chairperson of the Board	2009
Shirley Cheng	39	Chief Financial Officer, Corporate Secretary and Director	2015
Wong Wing Kong	51	Director	2015

Remarks:

On June 30, 2017, Mr. Frederick Wong, Director the Company notified the Company of his intention to resign from his position as a director of the Company for personal reasons. Mr. Wong’s resignation became effective on July 1, 2017. Mr. Wong’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. The Board of Directors of the Company is currently reviewing candidates to fill the vacancy on the Board of Directors caused by Mr. Wong’s resignation and will announce the appointment of a suitable candidate as soon as such determination is made.

Except for the resigned director, each Director serves until our 2017 annual stockholders meeting and until their respective successors are duly elected and qualified or earlier resignation or removal.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during fiscal 2017, all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements.

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

C = Chairperson
M = Member

On June 30, 2017, Mr. Frederick Wong, Director the Company notified the Company of his intention to resign from his position as a director of the Company for personal reasons. Mr. Wong’s resignation became effective on July 1, 2017. Mr. Wong’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. The Board of Directors of the Company is currently reviewing candidates to fill the vacancy on the Board of Directors caused by Mr. Wong’s resignation and will announce the appointment of a suitable candidate as soon as such determination is made.

The Board of Directors has adopted a written charter for each of these committees, copies of which can be found on our website at www.ncnmedia.com.

Audit Committee

Our board of directors established an Audit Committee in September 2007. Our Audit Committee currently consists of one member: Mr. Wong Wing Kong.   The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire. Mr.  Wong Wing Kong serves as the chairperson of the Audit Committee.

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

In early 2017, the Audit Committee has reviewed and discussed with management and the independent auditors the audited consolidated financial statements in the Company’s 2017 Annual Report on Form 10-K. Management represented to the Audit Committee that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles. The Audit Committee discussed with the independent auditors matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees”.

The Company’s independent auditors also provided to the Audit Committee the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditors’ communications with the Audit Committee concerning independence. The Audit Committee discussed with the independent auditors their independence.

Based on the Audit Committee’s discussions with management and the independent auditors, and the Audit Committee’s review of the Company’s audited consolidated financial statements, representation of management and the report of the independent auditors to the Audit Committee, the Audit Committee recommended that the Board of Directors include the audited consolidated financial statements in the Company’s 2017 Annual Report on Form 10-K filed with the SEC.

The Audit Committee Wong Wing Kong

Remuneration Committee

Our board of directors established a Remuneration Committee in September 2007. Our Remuneration Committee consists of one members: Mr. Wong Wing Kong.

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

Nominating Committee

Our board of directors established a Nominating Committee in September 2007. Our Nominating Committee currently consists of one members: Mr. Wong Wing Kong.

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

The stockholder recommendation and information described above must be sent to the Corporate Secretary at Network CN Inc., 3/F., D. J. Securities Building, 171 Hoi Bun Road, Kwun Tong, Kowloon, Hong Kong. For a candidate to be considered for nomination by the Nominating Committee at an annual meeting, a stockholder recommendation must be received not less than 120 days prior to the anniversary date of the Company’s most recent annual meeting of stockholders.

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

Persons Covered

As of December 31, 2017, there were only two Executive Officers including Chief Executive Officer and Chief Financial Officer in the Company. The Company’s Chief Executive Officer and Chief Financial Officer during fiscal year 2017 and the Company’s executive officer as of December 31, 2017, or the Named Executive Officers are set forth below:

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

Elements of Compensation

The executive compensation for (i) the Company’s Chief Executive Officer and Chief Financial Officer and (ii) the Company’s compensated executive officer who were serving as executive officers (collectively “Named Executive Officers”) for fiscal 2017 primarily consisted of base salary, long term incentive equity compensation, income tax reimbursement, and other compensation and benefit programs generally available to other employees,

Base Salary. The Board establishes base salaries for the Company’s Named Executive Officers based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies in the Company’s peer group for similar positions. Generally, the Board believes that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions and with similar responsibilities at comparable companies in line with our compensation philosophy.

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

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid during fiscal years 2017 and 2016, to the Named Executive Officers:

Name and Principal Position	Year	Salary ($)	(1) Bonus ($)	(2) Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(3) All Other Compensation ($)	Total ($)
Earnest Leung, Chief Executive Officer and Director	2017	-	-	-	-	-	-	2,307	2,307
	2016	-	-	-	-	-	-	4,616	4,616

Shirley Cheng Chief Financial Officer and Corporate Secretary	2017	29,872	-	-	-	-	-	1,462	31,334
	2016	7,692	-	-	-	-	-	192	7,884

(1)
No bonus was paid to the Named Executive Officers in fiscal 2017 and 2016. The amounts reflected the salary paid to the Executives during each of fiscal years. The Company withheld 12 months’ salary payment for Dr. Leung during the fiscal year ended December 31, 2017 and 2016 respectively.

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

The aggregate number of stock awards vested to each of the Named Executive Officers for his/her service rendered in each fiscal period was summarized as follows:

Named Executive Officer	2017	2016
Earnest Leung	-	-
Shirley Cheng	-	-

As of December 31, 2017, all the above stocks were issued to each of Named Executive Officers.

(3)
All other compensation only represents the followings:

(a) A monthly contribution paid by the Company into a mandatory provident fund for the benefit of each of the Named Executive Officers;

(b) Monthly cash allowance of HK$40,000 (approximately $5,128) paid to Dr. Earnest Leung. The Company withheld 12 months’ cash allowance payment for Dr. Leung during the fiscal year ended December 31, 2017 and 2016 respectively; and

(c) Income tax reimbursement paid to Dr. Earnest Leung during each fiscal year. As of December 31, 2017, the accrued income tax reimbursement to Dr. Leung and Ms. Cheng was $180,644 and $nil respectively.

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

On April 1, 2012, Shirley Cheng was appointed as the Company’s Interim Chief Financial Officer. Ms. Cheng is entitled to a monthly salary of HK$40,950 (approximately $5,250). On November 1, 2016, the Company entered into a new executive employment agreement with Ms. Cheng in connection with their services to the Company as our Chief Financial Officer. Under the terms of the agreements, Ms. Cheng will receive a monthly salary of HK$30,000. On July 1, 2017, the Company and Ms. Cheng agreed to reduce the monthly salary to HK$8,000. The employment may be terminated by the Company at any time without notice or payment, in the event that any of the executives engage in misconduct or dereliction of duty.

Retirement Benefits

Currently, we do not provide any employees, including our named executive officers any company sponsored retirement benefits other than a state pension scheme in which all of our employees in China participate.

Grants of Plan-Based Awards

The following table sets forth information regarding grants of awards to the Named Executive Officers during the year ended December 31, 2017:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock and Options Awards	Closing Price on Grant Date ($/share)
Earnest Leung	-	-	-	-	-	-
Shirley Cheng	-	-	-	-	-	-

No stock awards were granted to the Company’s Named Executive Officers during fiscal year 2017.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the equity awards outstanding at December 31, 2017 for each of the named executive officers.

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

Director Compensation

Overview

All the compensation packages for each of directors are proposed by the Remuneration Committee and approved by the Board of Directors. Director compensation packages in 2017 generally consist of cash compensation and long-term incentive equity compensation.

Cash compensation On February 2015, the Remuneration Committee proposed the monthly cash compensation for each director decreased to $1,000 from July 2014 to Jun 30, 2015, which was approved by the Board. On August 28, 2015, the Remuneration Committee proposed the monthly cash compensation for each director remain unchanged, which was approved by the Board.

Long-Term Incentive Equity Compensation.  The Board believes that stock-based awards promote the long-term growth and profitability of the Company by providing directors with incentives to improve shareholder value and contribute to the success of the Company. Our Board determined the number of stock to be granted to directors for their service by considering the aggregate fair value as at the grant date of the past stock awards given to non-employee director and the Company’s performance. On August 28, 2015, each director was granted an award of 13,333 shares each, at a fair value of $20,000 at the date of grant and to be vested on June 30, 2015, for their service from July 1, 2015 to June 30, 2016.

 The following table provides information about the compensation earned by directors who served during fiscal year 2017:

Name of director(3)	Fees Earned or Paid(1) in Cash ($)	Stock Awards(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)
Earnest Leung	-	-	-	-	-	-	-
Shirley Cheng	-	-	-	-	-	-	-
Wong Wing Kong*	-	-	-	-	-	-	-
Frederick Wong*	-	-	-	-	-	-	-
*Non-employee directors

______
(1)
For the service periods from January 2017 to December 2017, both the employee directors and non-employee directors were entitled to a monthly cash compensation of $1,000. The Company withheld 12 monthly cash compensation during the fiscal year ended December 31, 2017.

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

(3)	On June 30, 2017, Mr. Frederick Wong resigned from his position as a director.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2017 with respect to compensation plans, under which securities are authorized for issuance, aggregated as to (i) compensation plans previously approved by security holders, and (ii) compensation plans not previously approved by security holders.

Equity Compensation Plan Information

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights (A)	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights (B)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (A)) (C)

Equity compensation plans approved by security holders	-	-	281,503(1)

Total	-	-	281,503

(1)
We reserved 40,000 shares for issuance under our 2004 Stock Incentive Plan, of which 13,333 shares are still available for issuance as of December 31, 2017. We reserved 2,680,000 shares for issuance under our Amended and Restated 2007 Equity Incentive Plan of which 268,170 are still available for issuance as of December 31, 2017. See below subsection - " Equity Incentive Plans" for more information about the plan.

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

As of December 31, 2017, 2,411,830 shares have been issued under the plan and 268,170 shares remain available for issuance. No options, warrants or other rights to acquire shares of our common stock have been granted or are outstanding under the plan.

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

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth information as of April 10, 2018, regarding the beneficial ownership of our common stock (a) by each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) by each of the Company’s officers and directors; (c) and by the Company’s officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. Unless otherwise identified, the address of the directors and officers of the Company listed above is 3/F., D. J. Securities Building, 171 Hoi Bun Road, Kwun Tong, Kowloon, Hong Kong.

Title of Class	Name and Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership (1)	Percent of Class (4)
Common Stock	Earnest Leung	CEO and Director	4,049,170 (2)	39.4%
Common Stock	Shirley Cheng	CFO and director	-	-
Common Stock	Wong Wing Kong	Director	-	-
All Officers and Directors as a group (3 persons named above)			4,049,170
Common Stock	Keywin Holdings Limited (5) 3/F., D. J. Securities Building, 171 Hoi Bun Road, Kwun Tong, Kowloon, Hong Kong	5% Security Holder	3,629,663 (3)	35.3%
Common Stock	Sino Portfolio International Ltd(6) 3104 -7, 31/F, Central Plaza, 18 Harbour Road, Hong Kong	5% Security Holder	1,835,753	17.8%
Common Stock	Godfrey Hui Room 801A and 807B, 8/F, Tsim Sha Tsui Centre, 66 Mody Road, Tsim Sha Tsui, Kowloon, Hong Kong	5% Security Holder	873,674	8.5%

Total Shares Owned by Persons Named above			6,758,597
______

(1)  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)  Includes 1,609,461 shares held by Keywin Holdings Limited of which Dr. Earnest Leung is the director and also an option for Keywin Holdings Limited to purchase an aggregate of 2,020,202 shares of the Company’s common stock, exercisable for an aggregate purchase price of $2,000,000 by January 1, 2020.

(3) Includes an option to purchase an aggregate of 2,020,202 shares of the Company’s common stock, exercisable for an aggregate purchase price of $2,000,000 by January 1, 2020.

(4)  A total of 8,268,795 shares of our common stock outstanding are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of April 10, 2018. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

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

On July 1, 2009, the Company and Keywin, of which the Company’s chief executive officer and director is the director and his spouse is the sole shareholder, entered into an Amendment, pursuant to which the Company agreed to extend the exercise period for the Keywin Option under the Note Exchange and Option Agreement between the Company and Keywin, to purchase an aggregate of 1,637,522 shares of our common stock for an aggregate purchase price of $2,000,000, from a three-month period ended on July 1, 2009, to a six-month period ended October 1, 2009. The exercise period for the Keywin option was subsequently further extended to a nine-month period ended January 1, 2010, pursuant to the Second Amendment. On January 1, 2010, the Company and Keywin entered into the third Amendment, pursuant to which the Company agreed to further extend the exercise period to an eighteen-month period ended on October 1, 2010, and provide the Company with the right to unilaterally terminate the exercise period upon 30 days’ written notice. On September 30, 2010, the exercise price was extended at various times from September 1, 2010 to December 31, 2017, the latest exercise period for the Keywin Option was further extended to a one hundred and twenty-nine-month period ending on January 1, 2020 and the exercise price changed to $0.99.

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

Union Power Hong Kong Certified Public Accountants is our Principal Independent Registered Public Accountants engaged to audit our financial statements for the fiscal years ended December 31, 2017 and 2016. The following table shows the fees that we paid or accrued for the audit and other services provided by Union Power Hong Kong Certified Public Accountants Limited, for the fiscal years ended December 31, 2017 and 2016.

Fee Category	2017	2016
Audit Fees	$32,500	$28,000
Audit-Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

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

All services provided by Union Power Hong Kong Certified Public Accountants Limited during the fiscal years ended December 31, 2017 and 2016 were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements are filed as a part of this Form 10-K:

(i)	Reports of Independent Registered Public Accounting Firms
(ii)	Consolidated Balance Sheets as of December 31, 2017 and 2016
(iii)	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2017 and 2016
(iv)	Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2017 and 2016
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016
(vi)	Notes to Consolidated Financial Statements

(b) The following Exhibits are filed as part of this Annual Report on Form 10-K:

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Amended And Restated Certificate Of Incorporation
3.2	Amended and Restated By-Laws, adopted on January 10, 2006
3.3	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 27, 2009
3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on September 16, 2011
3.5	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on September 16, 2011
4.1	Form of Registrant’s Common Stock Certificate
4.2	Form of Registrant’s Common Stock Certificate
4.3	Form of Warrant, in connection with 3% Convertible Promissory Notes and Warrants
4.4	TEDA Travel Group, Inc. 2004 Stock Incentive Plan, effective on April 16, 2004
4.5	2007 Stock Option/Stock Issuance Plan, effective on April 6, 2007
4.6	Form of Note 1% Senior Unsecured Convertible Promissory Note, dated April 2, 2009
4.7
Registration Rights Agreement, in connection with debt restructuring, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited and Keywin Holdings Limited

4.8	Network CN Inc. Amended and Restated 2007 Equity Incentive Plan
4.9	Form of Note 1% Senior Unsecured Convertible Promissory Note, dated April 2, 2012
4.10	Network CN Inc. Second Amended and Restated 2007 Equity Incentive Plan
4.11	Network CN Inc. Third Amended and Restated 2007 Equity Incentive Plan
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

10.5	Employment Agreement, dated July 15, 2009, between the Company and Earnest Leung.
10.6	Employment Agreement, dated July 15, 2009, between the Company and Godfrey Hui.
10.7	Amendment No. 1 to Note Exchange and Option Agreement, dated July 1, 2009, between Keywin Holdings Limited and the Company.
10.8	Amendment No. 2 to Note Exchange and Option Agreement dated September 30, 2009, between Keywin Holding Limited and the Company.
10.9	Amendment No. 3 to Note Exchange and Option Agreement, dated January 1, 2010, between Keywin Holding Limited and the Company
10.10	Amendment No. 4 to Note Exchange and Option Agreement, dated September 30, 2010, between Keywin Holding Limited and the Company

10.11	Amendment No. 5 to Note Exchange and Option Agreement, dated June 1, 2011, between Keywin Holding Limited and the Company
10.12	Amendment No. 6 to Note Exchange and Option Agreement, dated December 30, 2011, between Keywin Holding Limited and the Company
10.13	Amendment No. 7 to Note Exchange and Option Agreement, dated June 28, 2012, between Keywin Holding Limited and the Company
10.14	Amendment No.8 to Note Exchange and Option Agreement, dated December 28, 2012, between Keywin Holding Limited and the Company
10.15	Amendment No.9 to Note Exchange and Option Agreement, dated December 31, 2013, between Keywin Holding Limited and the Company
10.16	Amendment No.10 to Note Exchange and Option Agreement, dated December 12, 2014, between Keywin Holding Limited and the Company
10.17	Amendment No.11 to Note Exchange and Option Agreement, dated December 31, 2015, between Keywin Holdings Limited and the Company
10.18	Amendment No.12 to Note Exchange and Option Agreement, dated December 31, 2015, between Keywin Holdings Limited and the Company*
10.19	Exclusive Management Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Bona and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu
10.20	Exclusive Technology Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Bona and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu
10.21	Equity Pledge Agreement dated January 1, 2008, between Lianhe and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu
10.22	Option Agreement dated January 1, 2008, between Lianhe and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu
10.23	Exclusive Management Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu
10.24	Exclusive Technology Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu
10.25	Equity Pledge Agreement dated January 1, 2008, between Lianhe and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu
10.26	Option Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu
10.27
Agreement in connection with the transfer of operation from Quo Advertising to Yi Gao dated January 1, 2010, by and among Quo Advertising, Linkrich Enterprise, Mr. Hao Da Yong, Ms. Shen Xiao Zhou, Ms. Kang Qian and Ms. Ying Zhen Zhen

10.28	Declaration of Trust in connection with Quo Advertising holding 30% equity interest of Yi Gao on behalf of Linkrich Enterprise dated January 1, 2010
10.29	Consultancy Agreement in connection with debt restructuring dated December 1, 2008, between NCN Group Ltd and Statezone Limited
10.30	Sino-Foreign Cooperative Joint Venture Agreement for Yi Gao Shanghai Advertising Limited dated January 1, 2009, between Quo Advertising and Linkrich Enterprise
14.1	Code of Business Conduct and Ethics for Network CN Inc. as approved and amended by the Board of Directors as of September 1, 2007 and September 29, 2008 respectively
21.1	Subsidiaries of the registrant.*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______
 * Filed herewith.

ITEM 16.	FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK CN INC

	By:	/s/ Earnest Leung
Earnest Leung
Chief Executive Officer
(Principal Executive Officer)
Date: April 16, 2018

	By:	/s/ Shirley Cheng
Shirley Cheng
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: April 16, 2018

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Earnest Leung	Chief Executive Officer and Director	April 16, 2018
Earnest Leung	(Principal Executive Officer)

/s/ Shirley Cheng	Chief Financial Officer and Director	April 16, 2018
Shirley Cheng	(Principal Financial and Accounting Officer)

/s/ Wong Wing Kong	Director	April 16, 2018
Wong Wing Kong

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Amended And Restated Certificate Of Incorporation
3.2	Amended and Restated By-Laws, adopted on January 10, 2006
3.3	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 27, 2009
3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on September 16, 2011
3.5	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on September 16, 2011
4.1	Form of Registrant’s Common Stock Certificate
4.2	Form of Registrant’s Common Stock Certificate
4.3	Form of Warrant, in connection with 3% Convertible Promissory Notes and Warrants
4.4	TEDA Travel Group, Inc. 2004 Stock Incentive Plan, effective on April 16, 2004
4.5	2007 Stock Option/Stock Issuance Plan, effective on April 6, 2007
4.6	Form of Note 1% Senior Unsecured Convertible Promissory Note, dated April 2, 2009
4.7
Registration Rights Agreement, in connection with debt restructuring, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited and Keywin Holdings Limited

4.8	Network CN Inc. Amended and Restated 2007 Equity Incentive Plan
4.9	Form of Note 1% Senior Unsecured Convertible Promissory Note, dated April 2, 2012
4.10	Network CN Inc. Second Amended and Restated 2007 Equity Incentive Plan
4.11	Network CN Inc. Third Amended and Restated 2007 Equity Incentive Plan
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

10.5	Employment Agreement, dated July 15, 2009, between the Company and Earnest Leung.
10.6	Employment Agreement, dated July 15, 2009, between the Company and Godfrey Hui.
10.7	Amendment No. 1 to Note Exchange and Option Agreement, dated July 1, 2009, between Keywin Holdings Limited and the Company.
10.8	Amendment No. 2 to Note Exchange and Option Agreement dated September 30, 2009, between Keywin Holding Limited and the Company.
10.9	Amendment No. 3 to Note Exchange and Option Agreement, dated January 1, 2010, between Keywin Holding Limited and the Company
10.10	Amendment No. 4 to Note Exchange and Option Agreement, dated September 30, 2010, between Keywin Holding Limited and the Company
10.11	Amendment No. 5 to Note Exchange and Option Agreement, dated June 1, 2011, between Keywin Holding Limited and the Company
10.12	Amendment No. 6 to Note Exchange and Option Agreement, dated December 30, 2011, between Keywin Holding Limited and the Company
10.13	Amendment No. 7 to Note Exchange and Option Agreement, dated June 28, 2012, between Keywin Holding Limited and the Company
10.14	Amendment No.8 to Note Exchange and Option Agreement, dated December 28, 2012, between Keywin Holding Limited and the Company
10.15	Amendment No.9 to Note Exchange and Option Agreement, dated December 31, 2013, between Keywin Holding Limited and the Company
10.16	Amendment No.10 to Note Exchange and Option Agreement, dated December 12, 2014, between Keywin Holding Limited and the Company
10.17	Amendment No.11 to Note Exchange and Option Agreement, dated December 31, 2015, between Keywin Holdings Limited and the Company

10.18	Amendment No.12 to Note Exchange and Option Agreement, dated December 31, 2015, between Keywin Holdings Limited and the Company*
10.19	Exclusive Management Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Bona and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu
10.20	Exclusive Technology Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Bona and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu
10.21	Equity Pledge Agreement dated January 1, 2008, between Lianhe and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu
10.22	Option Agreement dated January 1, 2008, between Lianhe and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu
10.23	Exclusive Management Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu
10.24	Exclusive Technology Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu
10.25	Equity Pledge Agreement dated January 1, 2008, between Lianhe and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu
10.26	Option Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu
10.27
Agreement in connection with the transfer of operation from Quo Advertising to Yi Gao dated January 1, 2010, by and among Quo Advertising, Linkrich Enterprise, Mr. Hao Da Yong, Ms. Shen Xiao Zhou, Ms. Kang Qian and Ms. Ying Zhen Zhen

10.28	Declaration of Trust in connection with Quo Advertising holding 30% equity interest of Yi Gao on behalf of Linkrich Enterprise dated January 1, 2010
10.29	Consultancy Agreement in connection with debt restructuring dated December 1, 2008, between NCN Group Ltd and Statezone Limited
10.30	Sino-Foreign Cooperative Joint Venture Agreement for Yi Gao Shanghai Advertising Limited dated January 1, 2009, between Quo Advertising and Linkrich Enterprise
14.1	Code of Business Conduct and Ethics for Network CN Inc. as approved and amended by the Board of Directors as of September 1, 2007 and September 29, 2008 respectively
21.1	Subsidiaries of the registrant.*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______
 * Filed herewith

NETWORK CN INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of:
Network CN Inc. and subsidiaries

Opinion

We have audited the accompanying consolidated balance sheets of Network CN Inc. and its subsidiaries (collectively referred to as the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years then ended, and related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with the accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide reasonable basis for our opinion.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred net losses of $769,960 and $938,159 for the years ended December 31, 2017 and 2016 respectively. Additionally, the Company used net cash in operating activities of $165,629 and $139,775 for the years ended December 31, 2017 and 2016 respectively. As of December 31, 2017, and 2016, the Company recorded stockholders’ deficit of $11,434,087 and $10,664,416 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Union Power HK
UNION POWER HK CPA LIMITED
Certified Public Accountants
We have served as the Company’s auditor since 2013.

Hong Kong SAR
13 April 2018

NETWORK CN INC.
CONSOLIDATED BALANCE SHEETS

		As of December 31,
	Note	2017	2016
ASSETS
Current Assets
Cash		$6,124	$8,512
Prepaid expenses and other current assets, net	4	101,047	101,829
Total Current Assets		107,171	110,341

Equipment, Net	5	2,577	896

TOTAL ASSETS		$109,748	$111,237

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	6	$3,721,400	$3,118,801
Short-term loans	7	2,822,435	2,656,852
1% convertible promissory notes due 2016, net	8	5,000,000	5,000,000
Total Current Liabilities		11,543,835	10,775,653
TOTAL LIABILITIES		11,543,835	10,775,653

COMMITMENTS AND CONTINGENCIES	9	-	-

STOCKHOLDERS’ DEFICIT	10
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 26,666,667 shares authorized Shares issued and outstanding: 8,041,995 and 8,041,995 as of December 31, 2017 and 2016, respectively		8,042	8,042
Additional paid-in capital		123,706,741	123,706,741
Accumulated deficit		(136,853,001)	(136,083,041)
Accumulated other comprehensive income		1,704,131	1,703,842
TOTAL STOCKHOLDERS’ DEFICIT		(11,434,087)	(10,664,416)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$109,748	$111,237

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		For the Years Ended December 31,
	Note(s)	2017	2016
REVENUES
Advertising services		$-	$-

COST OF REVENUES
Cost of advertising services		-	-

GROSS LOSS		-	-

OPERATING EXPENSES
General and administrative		(272,133)	(403,788)
Stock based compensation for services		-	(20,000)
Total Operating Expenses		(272,133)	(423,788)

LOSS FROM OPERATIONS		(272,133)	(423,788)

OTHER INCOME
Gain from write-off of long-aged payables		47,046	-
Gain from disposal of subsidiaries	13	25	-
Total Other Income		47,071	-

INTEREST AND OTHER DEBT-RELATED EXPENSES
Interest expense	7 & 8	(544,898)	(514,371)
Total Interest and Other Debt-Related Expenses		(544,898)	(514,371)

NET LOSS BEFORE INCOME TAXES		(769,960)	(938,159)
Income taxes	14	-	-
NET LOSS		(769,960)	(938,159)

OTHER COMPREHENSIVE GAIN/(LOSS)
Foreign currency translation gain/(loss)		289	(207)
Total other comprehensive gain/(loss)		289	(207)

COMPREHENSIVE LOSS		$(769,671)	$(938,366)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	12	$(0.095)	$(0.12)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED *	12	8,041,995	8,041,995

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Share	Amount	Capital	Deficit	Income	Total
Balance as of January 1, 2016	8,041,995	$8,042	$123,686,741	$(135,144,882)	$1,704,049	$(9,746,050)
Stock-based compensation for stock granted to directors and officers for services	-	-	20,000	-	-	20,000
Adjustment for reverse split	-	-	-	-	-	-
Translation adjustment	-	-	-	-	(207)	(207)
Net loss for the year	-	-	-	(938,159)	-	(938,159)
Balance as of December 31, 2016	8,041,995	$8,042	$123,706,741	$(136,083,041)	$1,703,842	$(10,664,416)
Translation adjustment	-	-	-	-	289	289
Net loss for the year	-	-	-	(769,960)	-	(769,960)
Balance as of December 31, 2017	8,041,995	$8,042	$123,706,741	$(136,853,001)	$1,704,131	$(11,434,087)

The accompanying notes are an integral part of the consolidated financial statements.

 NETWORK CN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(769,960)	$(938,159)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization:
Equipment and intangible assets	951	11,901
Stock-based compensation for service	-	20,000
Gain from disposal of subsidiaries	(25)	-
Gain from write-off of long-aged payables	(47,046)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets, net	782	(672)
Accounts payable, accrued expenses and other payables	649,669	767,155
Net cash used in operating activities	(165,629)	(139,775)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(2,632)	-
Proceeds from sales of equipment	-	3,846
Net cash (used in) provided by investing activities	(2,632)	3,846

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	165,583	155,462
Proceeds from disposal of subsidiaries	1	-
Repayment of capital lease obligation	-	(17,604)
Net cash provided by financing activities	165,584	137,858

EFFECT OF EXCHANGE RATE CHANGES ON CASH	289	(207)

NET (DECREASE) INCREASE IN CASH	(2,388)	1,722

CASH, BEGINNING OF YEAR	8,512	6,790

CASH, END OF YEAR	$6,124	$8,512

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$-	$-
Interest	$-	$947
The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

Details of the Company’s principal subsidiaries and variable interest entities as of December 31, 2017 are described in Note 3 – Subsidiaries and Variable Interest Entities.

Private Placement

On March 15, 2018, Network CN Inc. (the “Company”), sold an aggregate of 216,000 shares of the Company’s common stock (the “Shares”) to 19 foreign investors (the “New Investors”) pursuant to the terms of a Common Stock Purchase Agreement between the Company and the New Investors, dated March 15, 2018. The purchase price paid by the New Investor for the Shares was $0.40 per Share for an aggregate sum of Eighty-Six Thousand and Four Hundred U.S. Dollars (US$86,400.00). Net proceeds from the financing will be used for general corporate purposes.

Going Concern

The Company has experienced recurring net losses of $769,960 and $938,159 for the years ended December 31, 2017 and 2016 respectively. Additionally, the Company has net cash used in operating activities of $165,629 and $139,775 for the years ended December 31, 2017 and 2016 respectively. As of December 31, 2017 and 2016, the Company has stockholders’ deficit of $11,434,087 and $10,664,416, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In response to current financial conditions, the Company has actively explored new prominent media projects in order to provide a wider range of media and advertising services and improve our financial performance. If the project can start to operate, the Company expects that the project will improve the Company’s future financial performance. The Company expects that the new project can generate positive cashflow.

The existing cash and cash equivalents together with highly liquid current assets are insufficient to fund the Company’s operations for the next twelve months. The Company will need to rely upon some combination of cash generated from the Company’s operations, the proceeds from the potential exercise of the outstanding option held by Keywin Holdings Limited (“Keywin”) to purchase $2 million in shares of the Company’s common stock, or proceeds from the issuance of the Company’s equity and debt securities as well as the exercise of the conversion option by the Company’s note holders to convert the notes to the Company’s common stock, in order to maintain the Company’s operations. Based on the Company’s best estimates, the Company believes that there are sufficient financial resources to meet the cash requirements for the coming twelve months and the consolidated financial statements have been prepared on a going concern basis. However, there can be no assurance the Company will be able to continue as a going concern. These uncertainties may result in adverse effects on continuation of the Company as a going concern. The accompany consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

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

(D) Cash

Cash includes cash on hand, cash accounts, and interest bearing savings accounts placed with banks and financial institutions. For the purposes of the statements of cash flow, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents balance as of December 31, 2017 and December 31, 2016.

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

(F) Impairment of Long-Lived Assets

Long-lived assets, such as equipment, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows expected to be generated from the asset’s use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset calculated using a undiscounted cash flow analysis. There was no impairment of long-lived assets during the year.

(G) Convertible Promissory Notes and Warrants

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

(H) Revenue Recognition

The Company recognizes revenue in the period when advertisements are either aired or published. The Company does not expect to generated any revenue for the year.

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

The Company recognizes and measures uncertain tax positions and records tax benefits when it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The company recognizes interest and penalties as a component of income tax expense if applicable.

(K) Comprehensive Income (Loss)

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

The diluted net loss per common share is the same as the basic net loss per share for the years ended December 31, 2017 and 2016 as all potential common shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

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

(N) Fair Value of Financial Instruments

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

(O) Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)" to provide accounting guidance related to revenue from contracts with customers. The amendments in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: Step 1: Identify the contract(s) with a customer. Step 2: Identify the performance obligations in the contract. Step 3: Determine the transaction price. Step 4: Allocate the transaction price to the performance obligations in the contract. Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. The guidance was originally effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016, for public entities. Early application was not permitted (however, early adoption was optional for entities reporting under IFRSs). In August, 2015, the FASB issued ASU 2015-14 “Revenue from Contracts With Customers (Topic 606): Deferral of the Effective Date”, which deferred for one year the effective date of the new revenue standard for public and nonpublic entities reporting under U.S. GAAP. Therefore, for public business entities, certain not-for-profit entities, and certain employee benefit plans, the effective date for ASC 606 is annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early application is permitted only as of annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. The effective date for all other entities is annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the ASU early as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply ASC 606 early as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies ASC 606. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements as the Company did not generate any revenue for the year.

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

NOTE 3	SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal consolidated subsidiaries and variable interest entities as of December 31, 2017 were as follows:

Name	Place of Incorporation	Ownership/Control interest attributable to the Company	Principal activities
NCN Group Limited	BVI	100%	Investment holding
NCN Media Services Limited	BVI	100%	Investment holding
Cityhorizon Limited	Hong Kong	100%	Investment holding
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
Crown Eagle Investment Limited	Hong Kong	100%	Dormant
Crown Winner International Limited	Hong Kong	100%	Investment holding
NCN Huamin Management Consultancy (Beijing) Company Limited *	PRC	100%	Dormant
Huizhong Lianhe Media Technology Co., Ltd. *	PRC	100%	Dormant
Beijing Huizhong Bona Media Advertising Co., Ltd.	PRC	100% (1)	Dormant
Xingpin Shanghai Advertising Limited	PRC	100% (1)	Dormant
Chuanghua Shanghai Advertising Limited	PRC	100%	Dormant
Jiahe Shanghai Advertising Limited	PRC	100%	Dormant

* The subsidiary’s registration license has been revoked.

Details of the Company’s consolidated subsidiaries disposed during the year ended December 31, 2017 were as follows:

Name	Place of Incorporation	Ownership/Control interest attributable to the Company	Principal activities
Business Boom Investments Limited	BVI	100% (2)	Investment holding
NCN Group (HK) Limited	Hong Kong	100% (2)	Dormant

Remarks:
1)	Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.
2)
During the period ended September 30, 2017, the Company’s subsidiary, NCN Media Services Limited, disposed of its entire 100% equity interests of NCN Group (HK) Limited and Business Boom Investments Limited which was dormant, to an individual at $1 consideration. Accordingly, the Company recorded a gain from disposal of subsidiaries of $25 for the year ended December 31, 2017.

NOTE 4	PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of December 31, 2017 and 2016 were as follows:
	2017	2016
Prepaid expenses	$100,794	$101,627
Rental and other deposits	253	202
Sub-total	101,047	101,829
Less: allowance for doubtful debts	-	-
Total	$101,047	$101,829

For the years ended December 31, 2017 and 2016, the Company recorded no allowance for doubtful debt for prepaid expenses and other current assets.

NOTE 5	EQUIPMENT, NET

Equipment, net as of December 31, 2017 and 2016 consisted of the following:

	2017	2016
Office equipment	$6,873	$14,049
Less: accumulated depreciation	(4,296)	(13,153)
Total	$2,577	$896

Depreciation expenses for the years ended December 31, 2017 and 2016 amounted to $951 and $11,901 respectively. During the year ended December 31, 2017, the Company wrote off office equipment with cost at $9,808 with no gain or loss on the written off.

Pledge of Equipment

No equipment has been pledged by the Company.

NOTE 6	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of December 31, 2017 and 2016 consisted of the following:
	2017	2016
Accrued staff benefits and related fees	$1,650,355	$1,461,237
Accrued professional fees	44,394	166,382
Accrued interest expenses	1,937,010	1,391,699
Other accrued expenses	89,641	89,652
Other payables	-	9,831
Total	$3,721,400	$3,118,801

NOTE 7	SHORT-TERM LOANS

As of December 31, 2017, the Company recorded an aggregated amount of $2,822,435 of short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and repayable on demand. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on due date. As of the date of this report, those loans have not yet been repaid.

The interest expenses of the short-term loans for the years ended December 31, 2017 and 2016 amounted to $494,898 and $463,424, respectively.

NOTE 8	CONVERTIBLE PROMISSORY NOTES AND WARRANTS

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

Pursuant to a note exchange and option agreement, dated April 2, 2009 (the “Note Exchange and Option Agreement”), between the Company and Keywin, Keywin exchanged its Amended and Restated Note in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 4,093,806 shares of the Company’s common stock and an option to purchase an aggregate of 1,637,522 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000 (the “Keywin Option”). The Keywin Option was originally exercisable for a three-month period which commenced on April 2, 2009, but pursuant to several subsequent amendments, the exercise period has been extended to one hundred and twenty-nine-month period ending on January 1, 2020, subject to the Company’s right to unilaterally terminate the exercise period upon 30 days’ written notice. As of December 31, 2017, the Keywin Option has not been exercised.

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

4)No extension of 1% Convertible Promissory Notes at the maturity date on April 1, 2016

On April 29, 2016, the Company received a reservation of rights letter from the note holders to reserves all of its powers, rights and privileges.

The following table details the accounting treatment of the convertible promissory notes:

	New 1% Convertible Promissory Notes, due in 2014	New 1% Convertible Promissory Notes, due in 2016	Total
Proceeds of new 1% convertible promissory notes	$5,000,000	$-	$5,000,000
Allocated intrinsic value of beneficial conversion feature	(3,598,452)	-	(3,598,452)
Amortization of debt discount for the year ended December 31, 2012	800,249	-	800,249
Net carrying value of convertible promissory notes as of December 31, 2012	2,201,797	-	2,201,797
Amortization of debt discount for the year ended December 31, 2013	1,862,615	-	1,862,615
Net carrying value of convertible promissory notes as of December 31, 2013	4,064,412	-	4,064,412
Amortization of debt discount for the year ended December 31, 2014	935,588	-	935,588
Repayment of 1% convertible promissory note	(5,000,000)	-	(5,000,000)
Proceeds of new 1% convertible promissory notes	-	5,000,000	5,000,000
Allocated intrinsic value of beneficial conversion feature	-	-	-
Net carrying value of convertible promissory notes as of December 31, 2014, 2015, 2016 and 2017	$-	$5,000,000	$5,000,000

Interest Expense

The following table details the interest expenses:
	Years Ended December 31,
	2017	2016
New 1% convertible promissory notes, due in 2016	$50,000	$50,000
New 1% convertible promissory notes, due in 2014		-
Total	$50,000	$50,000

NOTE 9	COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. As of December 31, 2017 and 2016, the Company’s management is of the opinion that there are no commitments and contingencies to account for.

NOTE 10	STOCKHOLDERS’ DEFICIT

(A)	Stock, Options and Warrants Issued for Services

In August 2015, the Board of Directors granted an aggregate of 53,332 shares of common stock to the directors of the Company for their services rendered during the year from July 1, 2015 to June 30, 2016. Each director was granted shares of the Company’s common stock subject to a vesting period of twelve months in the following amounts: Earnest Leung, 13,333 shares; Wong Wing Kong, 13,333 shares; Frederick Wong, 13,333 shares and Shirley Cheng, 13,333 shares. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil and $20,000 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2017 and 2016.

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

NOTE 11	RELATED PARTY TRANSACTIONS

Except as set forth below, during the years ended December 31, 2017 and 2016, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

In April 2009, in connection with debt restructuring, Statezone Ltd. of which Dr. Earnest Leung, the Company’s Chief Executive Officer and a Director (being appointed on July 15, 2009 and May 11, 2009, respectively) was the sole director, provided agency and financial advisory services to the Company. Accordingly, the Company paid an aggregate service fee of $350,000, of which $250,000 has been recorded as issuance costs for 1% Convertible Promissory Notes and $100,000 has been recorded as prepaid expenses and other current assets, net since April 2009. Such $100,000 is refundable unless the Keywin Option is exercised and completed. As of December 31, 2017, $100,000 was recorded as prepaid expenses and other current assets.

On July 1, 2009, the Company and Keywin, of which the Company’s chief executive officer and director is the director and his spouse is the sole shareholder, entered into an Amendment, pursuant to which the Company agreed to extend the exercise period for the Keywin Option under the Note Exchange and Option Agreement between the Company and Keywin, to purchase an aggregate of 1,637,522 shares of our common stock for an aggregate purchase price of $2,000,000, from a three-month period ended on July 1, 2009, to a six-month period ended October 1, 2009. The exercise period for the Keywin option was subsequently further extended to a nine-month period ended January 1, 2010, pursuant to the Second Amendment. On January 1, 2010, the Company and Keywin entered into the third Amendment, pursuant to which the Company agreed to further extend the exercise period to an eighteen-month period ended on October 1, 2010, and provide the Company with the right to unilaterally terminate the exercise period upon 30 days’ written notice. On September 30, 2010, the exercise price was extended at various times from September 1, 2010 to December 31, 2017, the latest exercise period for the Keywin Option was further extended to a hundred and twenty-nine-month period ending on January 1, 2020 and the exercise price changed to $0.99.

NOTE 12	NET LOSS PER COMMON SHARE

Net loss per share information for the years ended December 31, 2017 and 2016 was as follows:

	2017	2016
Numerator:
Net loss attributable to NCN common stockholders	$(769,960)	$(938,159)
Denominator:
Weighted average number of shares outstanding, basic	8,041,995	8,041,995
Effect of dilutive securities
Options and warrants	-	-
Weighted average number of shares outstanding, diluted	8,041,995	8,041,995

Net loss per common share – basic and diluted	$(0.095)	$(0.12)

The diluted net loss per common share is the same as the basic net loss per common share for the years ended December 31, 2017 and 2016 as the ordinary shares issuable under stock options and warrants outstanding are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. The securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because of anti-dilutive effect as of December 31, 2017 and 2016 were summarized as follows:

NOTE 13	GAIN FROM DISPOSAL OF SUBSIDIARIES

As a part of the cost-cutting measures implemented, the Company disposed its dormant company. The Company’s subsidiary, Crown Winner International Limited, disposed of its entire 100% equity interests of Business Boom Investments Limited, a Hong Kong investment holding company and NCN Group (HK) Limited, a Hong Kong company which has dormant, to an unrelated individual at $1 consideration. Accordingly, the Company recorded a gain from disposal of subsidiaries of $25 arising from disposal of subsidiaries with negative equity for the year ended December 31, 2017.

NOTE 14	INCOME TAXES

Income is subject to taxation in various countries in which the Company and its subsidiaries operate or are incorporated. The (income)/loss before income taxes by geographical locations for the years ended December 31, 2017 and 2016 were summarized as follows:

	2017	2016
United States	$55,111	$177,046
Foreign	714,849	761,113
	$769,960	$938,159

The Company is subject to taxation in Hong Kong and PRC. Under Hong Kong tax laws, deferred tax assets are recognized for tax loss carried forward to the extent that the realization of the related tax benefit through future taxable profits is probable. These tax losses do not expire under current Hong Kong tax legislation. Under PRC tax laws, tax losses may be carried forward for 5 years and no carry-back is allowed. At December 31, 2017, the Company does not have available tax losses in the Hong Kong and PRC to utilize for future taxable profits.

At December 31, 2017, the Company had an unused net operating loss carryforward of approximately $21,405,000 for income tax purposes, which expires between 2024 and 2037. This net operating loss carryforward may result in future income tax benefits of approximately $4,495,000 however, because realization is uncertain at this time, a valuation allowance in the same amount has been established. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets of December 31, 2017 and 2016 are as follows:

	2017	2016
Deferred tax liabilities	$-	$-
Deferred tax assets:
Effect of net operating loss carried forward	4,495,007	8,577,316
Less: valuation allowance	(4,495,007)	(8,577,316)
Net deferred tax assets	$-	$-

Movement of valuation allowance:

	2017	2016

At the beginning of the year	$8,577,316	$8,517,120
Current year (deduction)/ addition	(4,082,309)	60,196
At the end of the year	$4,495,007	$8,577,316

As a result of the reduction of the corporate income tax rate from 35% to 21% due to the Tax Cuts and Jobs Act which was enacted on December 22, 2017, U.S. GAAP requires companies to remeasure their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the period of enactment. (the change in deferred tax balances would have a corresponding change to valuation allowance thereby resulting in no income tax expense for the year).