Form 10-Q
period 2018-03-31
NETWORK CN INC
filed 2018-05-15
CIK 934796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 14,2018 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	8,575,395

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NETWORK CN INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	As of March 31, 2018	As of December 31, 2017
		(Unaudited)
ASSETS
Current Assets
Cash		$16,099	$6,124
Prepaid expenses and other current assets, net	5	100,580	101,047
Total Current Assets		116,679	107,171

Equipment, Net		2,230	2,577

TOTAL ASSETS		$118,909	$109,748

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	6	$3,849,957	$3,721,400
Short term loan	7	2,855,241	2,822,435
1% convertible promissory note due 2016, net	8	5,000,000	5,000,000
Total Current Liabilities		11,705,198	11,543,835

TOTAL LIABILITIES		11,705,198	11,543,835

COMMITMENTS AND CONTINGENCIES	9	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 26,666,667 shares authorized Shares issued and outstanding: 8,268,795 and 8,041,995 as of March 31, 2018 and December 31, 2017, respectively		8,269	8,042
Additional paid-in capital		123,797,234	123,706,741
Accumulated deficit		(137,096,078)	(136,853,001)
Accumulated other comprehensive income		1,704,286	1,704,131
TOTAL STOCKHOLDERS’ DEFICIT	10	(11,586,289)	(11,434,087)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$118,909	$109,748

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(UNAUDITED)

		Three Months Ended
	Note	March 31, 2018	March 31, 2017
REVENUES
Advertising services		$-	$-

COST OF REVENUES		-	-
Cost of advertising services		-	-

GROSS LOSS		-	-

OPERATING EXPENSES
General and administrative		(98,311)	(77,363)
Stock based compensation for services		(4,320)	-
Total Operating Expenses		(102,631)	(77,363)

LOSS FROM OPERATIONS		(102,631)	(77,363)

OTHER INCOME
Interest income		-	-
Total Other Income		-	-

INTEREST AND OTHER DEBT-RELATD EXPENSES
Interest expense	7 &8	(140,446)	(133,250)
Total Interest and Other Debt-Related Expenses		(140,446)	(133,250)

NET LOSS BEFORE INCOME TAXES		(243,077)	(210,613)
Income taxes		-	-
NET LOSS		$(243,077)	$(210,613)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain		155	81
Total Other Comprehensive Income gain		155	81

COMPREHENSIVE LOSS		$(242,922)	$(210,532)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	12	$(0.03)	$(0.0262)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	12	8,091,195	8,041,995

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK CN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(UNAUDITED)

	Three Months Ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(243,077)	$(210,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:
Equipment	347	128
Stock-based compensation for service	4,320	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets, net	467	(645)
Accounts payable, accrued expenses and other payables	128,557	167,527
Net cash used in operating activities	(109,386)	(43,603)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement	86,400	-
Proceeds from short-term loan	32,806	64,808
Net cash provided by financing activities	119,206	64,808

EFFECT OF EXCHANGE RATE CHANGES ON CASH	155	81

NET INCREASE IN CASH	9,975	21,286

CASH, BEGINNING OF PERIOD	6,124	8,512

CASH, END OF PERIOD	$16,099	$29,798

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest paid	$-	$-

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

The unaudited condensed consolidated financial statements for the three months ended March 31, 2018 and 2017 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments or a description of the nature and amount of any adjustments other than normal recurring adjustments) have been made which are necessary for a fair presentation of financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, previously filed with the Securities and Exchange Commission on April 16, 2018. The disclosures made in the unaudited interim condensed consolidated financial statements generally do not repeat those in the annual statements.

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

Details of the Company’s principal subsidiaries and variable interest entities as of March 31, 2018, are described in Note 4 – Subsidiaries and Variable Interest Entities.

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

On May 4, 2018, Network CN Inc. (the “Company”), sold an aggregate of 292,000 shares of the Company’s common stock (the “Shares”) to 11 foreign investors (the “New Investors”) pursuant to the terms of a Common Stock Purchase Agreement between the Company and the New Investors, dated May 4, 2018. The purchase price paid by the New Investor for the Shares were $0.50 or $0.60 per Share for an aggregate sum of one hundred and seventy thousand, seven hundred and thirty-three U.S. dollars and thirty cents (US$170,733.30). Net proceeds from the financing will be used for general corporate purposes.

Going Concern

The Company has experienced recurring net losses of $243,077 and $210,613 for the three months ended March 31, 2018 and 2017, respectively. Additionally, the Company has net cash used in operating activities of $109,386 and $43,603 for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, and December 31, 2017, the Company has stockholders’ deficit of $11,586,289 and $11,434,087, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

In response to current financial conditions, the Company has undergone a drastic cost-cutting exercise, including reduction of the Company’s workforce, office rentals and other general and administrative expenses. The Company has actively explored new prominent media projects in order to provide a wider range of media and advertising services and improve our financial performance. If the project can start to operate, the Company expects that the project will improve the Company’s future financial performance. The Company expects that the new project can generate positive cashflow.

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

These unaudited condensed consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”).

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

(D) Cash

Cash includes cash on hand, cash accounts, and interest-bearing savings accounts placed with banks and financial institutions. For the purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents balance as of March 31, 2018 and December 31, 2017.

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

(H) Revenue Recognition

Effective January 1, 2018, the Company adopted and implemented ASU 2014-09, Revenue from Contracts with Customers (Topic 606). See (O) Recent accounting pronouncements, for further information.

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

The diluted net loss per share is the same as the basic net loss per share for the three months ended March 31, 2018 and 2017, as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

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

 (O) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). We adopted ASU 2014-09 and its related amendments (collectively known as "ASC 606") effective on January 1, 2018.

Under the new standard and its related amendments (collectively known as ASC 606), an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of the new standard, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The new standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard also includes criteria for the capitalization and amortization of certain contract acquisition and fulfillment costs.

In accordance with ASC 606, we recognize when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration we expect to be entitled to receive in exchange for such services. To achieve this core principle, we apply the following five steps:

1) Identify the contract(s) with a customer - A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to those goods or services, (ii) the contract has commercial substance and, (iii) we determine that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer. The contract term for contracts that provide a right to terminate a contract for convenience without significant penalty will reflect the term that each party has enforceable rights under the contract (the period through the earliest termination date). If the termination right is only provided to the customer, the unsatisfied performance obligations will be evaluated as customer options as discussed below.

2) Identify the performance obligations in the contract - Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both (i) capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other resources that are readily available from third parties or from us, and (ii) are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. If these criteria are not met the promised goods or services are accounted for as a combined performance obligation. Certain of our contracts (under which we deliver multiple promised services) require us to perform integration activities where we bear risk with respect to integration activities. Therefore, we must apply judgment to determine whether as a result of those integration activities and risks, the promised services are distinct on the context of the contract.

We typically do not include options that would result in a material right. If options to purchase additional services or options to renew are included in customer contracts, we evaluate the option in order to determine if our arrangement include promises that may represent a material right and needs to be accounted for as a performance obligation in the contract with the customer.

3) Determine the transaction price - The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods or services to the customer. Our contract prices may include fixed amounts, variable amounts or a combination of both fixed and variable amounts. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. When determining if variable consideration should be constrained, management considers whether there are factors outside our control that could result in a significant reversal of revenue. In making these assessments, we consider the likelihood and magnitude of a potential reversal of revenue. These estimates are re-assessed each reporting period as required.

4) Allocate the transaction price to the performance obligations in the contract - If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (SSP) basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct good or service that forms part of a single performance obligation. For most performance obligations, we determine standalone selling price based on the price at which the performance obligation is sold separately. Although uncommon, if the standalone selling price is not observable through past transactions, we estimate the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

5) Recognize revenue when (or as) we satisfy a performance obligation: we satisfy performance obligations either over time or at a point-in-time as discussed in further detail below. Revenue is recognized when the related performance obligation is satisfied by transferring control of a promised good or service to a customer.

The Company does not expect to generated any revenue for the period.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

NOTE 4.	SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal subsidiaries and variable interest entities as of March 31, 2018 were as follows:
Name	Place of Incorporation	Ownership/Control interest attributable to the Company	Principal activities
NCN Group Limited	BVI	100%	Investment holding
NCN Media Services Limited	BVI	100%	Investment holding
Cityhorizon Limited	Hong Kong	100%	Investment holding
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
Crown Eagle Investment Limited	Hong Kong	100%	Dormant
Crown Winner International Limited	Hong Kong	100%	Investment holding
NCN Huamin Management Consultancy (Beijing) Company Limited *	PRC	100%	Dormant
Huizhong Lianhe Media Technology Co., Ltd. *	PRC	100%	Dormant
Beijing Huizhong Bona Media Advertising Co., Ltd.	PRC	100% (1)	Dormant
Xingpin Shanghai Advertising Limited	PRC	100% (1)	Dormant
Chuanghua Shanghai Advertising Limited	PRC	100%	Dormant
Jiahe Shanghai Advertising Limited	PRC	100%	Dormant

* The subsidiary’s registration license has been revoked.
Remarks:

1) Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.

NOTE 5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of March 31, 2018 and December 31, 2017 were as follows:

	As of March 31, 2018	As of December 31, 2017
Prepaid expenses	$100,327	$100,794
Other deposits	253	253
Sub-total	100,580	101,047
Less: allowance for doubtful debts	-	-
Total	$100,580	$101,047

The Company recorded no allowance for doubtful debts for prepaid expenses and other current assets for the three months ended March 31, 2018 and 2017.

NOTE 6.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of March 31, 2018 and December 31, 2017 were as follows:

	As of March 31, 2018	As of December 31, 2017
Accrued staff benefit and related fees	$1,700,255	$1,650,355
Accrued professional fees	53,877	44,394
Accrued interest expenses	2,055,497	1,937,010
Other accrued expenses	6,591	89,641
Other payables	33,737	-
Total	$3,849,957	$3,721,400

NOTE 7.	SHORT-TERM LOANS

As of March 31, 2018, and December 31, 2017, the Company recorded an aggregated amount of $2,855,241 and $2,822,435 of short-term loans, respectively. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and repayable on demand. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on due date. As of the date of this report, those loans have not yet been repaid.

The interest expenses of the short-term loans for the three months ended March 31, 2018 and 2017 were $127,981 and $120,922, respectively.

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

4)No extension of 1% Convertible Promissory Notes at the maturity date on April 1, 2016

On April 29, 2016, the Company received a reservation of rights letter from the note holders to reserves all of its powers, rights and privileges.

Convertible promissory notes, net as of March 31, 2018 and December 31, 2017 were as follows:

	As of March 31, 2018	As of December 31, 2017
Gross carrying value	$5,000,000	$5,000,000
Less: Allocated intrinsic value of beneficial conversion feature	-	-
Add: Accumulated amortization of debt discount	-	-
	5,000,000	5,000,000
Less: Current portion	-	-
Non-current portion	$5,000,000	$5,000,000

Interest Expense

The interest expenses of the 1% Convertible Promissory Notes for the three months ended March 31, 2018 and 2017 were $12,466 and $12,329, respectively.

NOTE 9.	COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. As of March 31, 2018, the Company’s management is of the opinion that there are no commitments and contingencies to account for.

NOTE 10.	STOCKHOLDERS’ DEFICIT

(A)  Stock, Options and Warrants Issued for Services

In March 2018, the Company entered into an escrow agent services agreement with an escrow agent. Pursuant to the agreement, the escrow agent was granted 10,800 shares for his services rendered and the Company issued 10,800 shares of par value of $0.4 per share to the consultant. In connection with this stock grants and in accordance with ASC Topic 718, the Company recognized $4,320 of non-cash stock-based compensation included in general and administrative expenses on the unaudited condensed consolidated statements of operation for the three months ended March 31, 2018.

On March 15, 2018, the Company completed three private placements of 216,000 shares of restricted common stock at $0.4 per share. The transaction took place with 19 investors and generated gross proceeds of $86,400 for the period ended March 31, 2018.

NOTE 11.	RELATED PARTY TRANSACTIONS

Except as set forth below, during the three months ended March 31, 2018 and 2017, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

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

On July 1, 2009, the Company and Keywin, of which the Company’s chief executive officer and director is the director and his spouse is the sole shareholder, entered into an Amendment, pursuant to which the Company agreed to extend the exercise period for the Keywin Option under the Note Exchange and Option Agreement between the Company and Keywin, to purchase an aggregate of 1,637,522 shares of our common stock for an aggregate purchase price of $2,000,000, from a three-month period ended on July 1, 2009, to a six-month period ended October 1, 2009. The exercise period for the Keywin option was subsequently further extended to a nine-month period ended January 1, 2010, pursuant to the Second Amendment. On January 1, 2010, the Company and Keywin entered into the third Amendment, pursuant to which the Company agreed to further extend the exercise period to an eighteen-month period ended on October 1, 2010 and provide the Company with the right to unilaterally terminate the exercise period upon 30 days’ written notice. On September 30, 2010, the exercise price was extended at various times from September 1, 2010 to December 31, 2017, the latest exercise period for the Keywin Option was further extended to a hundred and twenty-nine-month period ending on January 1, 2020 and the exercise price changed to $0.99.

NOTE 12.	NET LOSS PER COMMON SHARE

Net loss per common share information for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
Numerator:
Net loss attributable to NCN common stockholders	$(243,077)	$(210,613)
Denominator:
Weighted average number of shares outstanding, basic +	8,091,195	8,041,995
Effect of dilutive securities	-	-
Options and warrants	-	-
Weighted average number of shares outstanding, diluted	8,091,195	8,041,995

Net loss per common share – basic and diluted	$(0.03)	$(0.0262)

The diluted net loss per common share is the same as the basic net loss per common share for the three months ended March 31, 2018 and 2017 as all potential common shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. The securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because of anti-dilutive effect as of March 31, 2018 and 2017 were summarized as follows:

Three Months Ended
	March 31, 2018	March 31, 2017
Potential common equivalent shares:
Stock warrants for services*	-	-
Conversion feature associated with convertible promissory notes to common stock	-	-
Stock options granted to Keywin	-	-
Total	-	-

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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
●
the “Company”, “NCN”, “we”, “us”, or “our”, are references to Network CN Inc., a Delaware corporation and its direct and indirect subsidiaries: NCN Group Limited, or NCN Group, a BVI limited company; NCN Media Services Limited, a BVI limited company; NCN Group Management Limited, or NCN Group Management, a Hong Kong limited company; Crown Winner International Limited, or Crown Winner, a Hong Kong Limited company, and its subsidiary, and its variable interest entity, Xingpin Shanghai Advertising Limited; Crown Eagle Investments Limited, a Hong Kong limited company;; Cityhorizon Limited, or Cityhorizon Hong Kong, a Hong Kong limited company, and its subsidiary, Huizhong Lianhe Media Technology Co., Ltd., or Lianhe, a PRC limited company;  Chuanghua Shanghai advertising Limited, a PRC limited company; NCN Huamin Management Consultancy (Beijing) Company Limited, or NCN Huamin, a PRC limited company; and the Company’s variable interest entity, Beijing Huizhong Bona Media Advertising Co., Ltd., or Bona, a PRC limited company;

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

For more information relating to our business, please refer to Part I, “Item 1 - Business” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Recent Development

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

On May 4, 2018, Network CN Inc. (the “Company”), sold an aggregate of 292,000 shares of the Company’s common stock (the “Shares”) to 11 foreign investors (the “New Investors”) pursuant to the terms of a Common Stock Purchase Agreement between the Company and the New Investors, dated May 4, 2018. The purchase price paid by the New Investor for the Shares were $0.50 or $0.60 per Share for an aggregate sum of one hundred and seventy thousand, seven hundred and thirty-three U.S. dollars and thirty cents (US$170,733.30). Net proceeds from the financing will be used for general corporate purposes.

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

Comparison of Three Months Ended March 31, 2018 and March 31, 2017

General and Administrative Expenses – General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, employee bonuses and other staff welfare and benefits, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses). General and administrative expenses for the three months ended March 31, 2018 increased by 27% to $98,311, as compared to $77,363 for the corresponding prior year period. The increase in general and administrative expenses was mainly due to the increase in legal fee of the Company.

Stock based compensation for services – Stock-based compensation for services is stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718, Stock-based compensation for services was $4,320 for the three months ended March 31, 2018. The increase in the stock-based compensation was mainly due stock had been granted for services rendered during the three months ended March 31, 2018.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the three months ended March 31, 2018 increased to $140,446, or by 6%, as compared to $133,250 for the corresponding prior year period.  The increase was mainly due to the increased in short term loans balance.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended March 31, 2018 and 2017, because the Company and all of its subsidiaries and variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $243,077 for the three months ended March 31, 2018, an increase of 16%, as compared to a net loss of $210,613 for the corresponding prior year period. The increase in net loss was driven by several factors, including the increase in general and administrative expenses and interest expense and other debt-related expenses.

Liquidity and Capital Resources

As of March 31, 2018, we had cash of $16,099, as compared to $6,124 as of December 31, 2017, an increase of $9,975 with the increase of proceeds from private placement.

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31, 2018	March 31, 2017
Net cash used in operating activities	$(109,386)	$(43,603)
Net cash provided by financing activities	119,206	64,808
Effect of exchange rate changes on cash	155	81
Net increase in cash	9,975	21,286
Cash, beginning of period	6,124	8,512
Cash, end of period	$16,099	$29,798

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2018 was $109,386, as compared to net cash used in operating activities amounting to $43,603 for the corresponding prior year period. This was mainly attributable to increase in payment to suppliers during the three months ended March 31, 2018.

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

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2018 and 2017 was $nil.

Financing Activities

Net cash provided by financing activities was $119,206 for the three months ended March 31, 2018, as compared to $64,808 for the corresponding prior year period. The increase was mainly due to increase in proceeds from private place and proceeds from short-term loans for financing our operations during the three months ended March 31, 2018.

Short-term Loan

As of March 31, 2018, the Company recorded an aggregated amount of $2,855,241 short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. Up to the date of this report, those loans have not yet been repaid.

Capital Expenditures

During the three months ended March 31, 2018 and 2017, we did not acquire equipment.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of March 31, 2017:

	Payments due by period
	Total	Due in 2017	Due in 2018 – 2019	Due in 2019-2020	Thereafter
Debt Obligations (a)	$5,000,000	$5,000,000	$-	$-	$-
Short Term Loan (b)	2,855,241	2,855,241	-	-	-

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

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2018, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

We have not sold any equity securities during the quarter ended March 31, 2018 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

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

Date: May 15, 2018	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Shirley Cheng
Shirley Cheng, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)