Form 10-Q
period 2018-06-30
NETWORK CN INC
filed 2018-08-14
CIK 934796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 10,2018 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	8,575,395

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

2

PART I

FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

NETWORK CN INC.

CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.

CONSOLIDATED BALANCE SHEETS

	Note	As of June 30, 2018	As of December 31, 2017
		(Unaudited)
ASSETS
Current Assets
Cash		$8,293	$6,124
Prepaid expenses and other current assets, net	4	103,220	101,047
Total Current Assets		111,513	107,171

Equipment, Net		1,882	2,577

TOTAL ASSETS		$113,395	$109,748

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	5	$3,776,626	$3,721,400
Short term loan	6	2,872,036	2,822,435
1% convertible promissory note due 2016, net	7	5,000,000	5,000,000
Total Current Liabilities		11,648,662	11,543,835

TOTAL LIABILITIES		11,648,662	11,543,835

COMMITMENTS AND CONTINGENCIES	8	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 26,666,667 shares authorized Shares issued and outstanding: 8,575,395 and 8,041,995 as of June 30, 2018 and December 31, 2017, respectively		8,575	8,042
Additional paid-in capital		123,976,199	123,706,741
Accumulated deficit		(137,224,029)	(136,853,001)
Accumulated other comprehensive income		1,703,988	1,704,131
TOTAL STOCKHOLDERS’ DEFICIT	9	(11,535,267)	(11,434,087)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$113,395	$109,748

See accompanying notes to unaudited consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

		Three Months Ended		Six Months Ended
	Note	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
REVENUES
Advertising services		$-	$-	$-	$-

COST OF REVENUES
Cost of advertising services		-	-	-	-

GROSS LOSS		-	-	-	-

OPERATING EXPENSES
General and administrative		(85,875)	(96,424)	(184,186)	(173,787)
Stock based compensation for services		(8,538)	-	(12,858)	-
Total Operating Expenses		(94,413)	(96,424)	(197,044)	(173,787)

LOSS FROM OPERATIONS		(94,413)	(96,424)	(197,044)	(173,787)

OTHER INCOME
Gain from write-off of long aged directors’ fee payable	12	107,500	-	107,500	-
Total Other Income		107,500	-	107,500	-

INTEREST AND OTHER DEBT- RELATED EXPENSES
Interest expense	6&7	(141,038)	(135,623)	(281,484)	(268,873)
Total Interest and Other Debt– Related Expenses		(141,038)	(135,623)	(281,484)	(268,873)

NET LOSS BEFORE INCOME TAXES		(127,951)	(232,047)	(371,028)	(442,660)
Income taxes		-	-
NET LOSS		$(127,951)	$(232,047)	$(371,028)	$(442,660)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss		(298)	(1,085)	(143)	(1,004)
Total other comprehensive loss		(298)	(1,085)	(143)	(1,004)

COMPREHENSIVE LOSS		$(128,249)	$(233,132)	$(371,171)	$(443,664)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	11	$(0.0151)	$(0.0289)	$(0.0447)	$(0.0550)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	11	8,495,175	8,041,995	8,301,561	8,041,995

See accompanying notes to unaudited consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(371,028)	$(442,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	695	256
Stock-based compensation for service	12,858	-
Gain from write-off of long aged directors’ fee payable	(107,500)	-

Changes in operating assets and liabilities:
Prepaid expenses and other current assets, net	(2,173)	(2,659)
Accounts payable, accrued expenses and other payables	162,726	347,212
Net cash used in operating activities	(304,422)	(97,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement	257,133	-
Proceeds from short-term loan	49,601	96,923
Net cash provided by financing activities	306,734	96,923

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(143)	(1,004)

NET INCREASE/(DECREASE) IN CASH	2,169	(1,932)

CASH, BEGINNING OF PERIOD	6,124	8,512

CASH, END OF PERIOD	$8,293	$6,580

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest paid	$151,822	$-

See accompanying notes to unaudited consolidated financial statements.

NETWORK CN INC.

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

Details of the Company’s principal subsidiaries and variable interest entities as of June 30, 2018, are described in Note 3 – Subsidiaries and Variable Interest Entities.

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

Going Concern

The Company has experienced recurring net losses of $371,028 and $442,660 for the six months ended June 30, 2018 and 2017, respectively. Additionally, the Company has net cash used in operating activities of $304,422 and $97,851 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, and December 31, 2017, the Company has stockholders’ deficit of $11,535,267 and $11,434,087, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

In response to current financial conditions, the Company has undergone a drastic cost-cutting exercise, including reduction of the Company’s workforce, office rentals and other general and administrative expenses. The Company has actively explored new prominent media projects in order to provide a wider range of media and advertising services and improve our financial performance. If the project can start to operate, the Company expects that the project will improve the Company’s future financial performance. The Company expects that the new project can generate positive cashflow.

The existing cash together with highly liquid current assets are insufficient to fund the Company’s operations for the next twelve months. The Company will need to rely upon some combination of cash generated from the Company’s operations, the proceeds from the potential exercise of the outstanding option held by Keywin Holdings Limited (“Keywin”) to purchase $2 million in shares of the Company’s common stock, or proceeds from the issuance of the Company’s equity and debt securities as well as the exercise of the conversion option by the Company’s note holders to convert the notes to the Company’s common stock, in order to maintain the Company’s operations. Based on the Company’s best estimates, the Company believes that there are sufficient financial resources to meet the cash requirements for the coming twelve months and the consolidated financial statements have been prepared on a going concern basis. However, there can be no assurance the Company will be able to continue as a going concern.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)	Basis of Presentation and Preparation

The accompanying unaudited consolidated financial statements of Network CN Inc., its subsidiaries and variable interest entities (collectively “NCN” or the “Company” “we”, “our” or “us”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of our financial position and results of operations.

The unaudited consolidated financial statements for the three and six months ended June 30, 2018 and 2017 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments or a description of the nature and amount of any adjustments other than normal recurring adjustments) have been made which are necessary for a fair presentation of financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, previously filed with the Securities and Exchange Commission on April 16, 2018. The disclosures made in the unaudited interim consolidated financial statements generally do not repeat those in the annual statements.

(B) Principles of Consolidation

The unaudited consolidated financial statements include the financial statements of Network CN Inc., its subsidiaries and its variable interest entities for which it is the primary beneficiary. A variable interest entity is an entity in which the Company, through contractual arrangements, bears the risks and enjoys the rewards normally associated with ownership of the entity. Upon making this determination, the Company is deemed to be the primary beneficiary of the entity, which is then required to be consolidated for financial reporting purposes. All significant intercompany transactions and balances have been eliminated upon consolidation.

(C) Use of Estimates

In preparing unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Differences from those estimates are reported in the period they become known and are disclosed to the extent they are material to the unaudited consolidated financial statements taken as a whole.

(D) Cash and cash equivalents

Cash includes cash on hand, cash accounts, and interest-bearing savings accounts placed with banks and financial institutions. For the purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents balance as of June 30, 2018 and December 31, 2017.

(E) Equipment, Net

Equipment is stated at cost less accumulated depreciation and impairment losses, if any. Depreciation is provided on a straight-line basis, less estimated residual values over the assets’ estimated useful lives. The estimated useful lives are as follows:

Office equipment	3 - 5 years
Furniture and fixtures	3 - 5 years
Motor vehicles	5 years

When equipment is retired or otherwise disposed of, the related cost, accumulated depreciation and provision for impairment loss, if any are removed from the respective accounts, and any gain or loss is reflected in the unaudited consolidated statements of operations. Repairs and maintenance costs on equipment are expensed as incurred.

(F) Impairment of Long-Lived Assets

Long-lived assets, such as equipment, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows expected to be generated from the asset’s use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset calculated using a discounted cash flow analysis. There was no impairment of long-lived assets for the three and six months ended June 30, 2018 and 2017.

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

The Company follows ASC topic 505-50, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock issued to consultants and other non-employees. In accordance with ACS Topic 505-50, the stock issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the stock, whichever can be more clearly determined. The fair value of the equity instrument is charged directly to expense over the period during which services are rendered.

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

Accumulated other comprehensive income as presented on the consolidated balance sheets consisted of the accumulative foreign currency translation adjustment at period end.

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

The diluted net loss per share is the same as the basic net loss per share for the three and six months ended June 30, 2018 and 2017, as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

(M) Foreign Currency Translation

The assets and liabilities of the Company’s subsidiaries and variable interest entity denominated in currencies other than U.S. dollars are translated into U.S. dollars using the applicable exchange rates at the balance sheet date. For unaudited consolidated statements of operations’ items, amounts denominated in currencies other than U.S. dollars were translated into U.S. dollars using the average exchange rate during the period. Equity accounts were translated at their historical exchange rates. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholders’ equity as accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are reflected in the unaudited consolidated statements of operations.

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

NOTE 3.	SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal subsidiaries and variable interest entities as of June 30, 2018 were as follows:

Name	Place of Incorporation	Ownership/Control interest attributable to the Company	Principal activities
NCN Group Limited	BVI	100%	Investment holding
NCN Media Services Limited	BVI	100%	Investment holding
Cityhorizon Limited	Hong Kong	100%	Investment holding
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
Crown Eagle Investment Limited	Hong Kong	100%	Dormant
Crown Winner International Limited	Hong Kong	100%	Investment holding
NCN Huamin Management Consultancy (Beijing) Company Limited *	PRC	100%	Dormant
Huizhong Lianhe Media Technology Co., Ltd. *	PRC	100%	Dormant
Beijing Huizhong Bona Media Advertising Co., Ltd.	PRC	100% (1)	Dormant
Xingpin Shanghai Advertising Limited	PRC	100% (1)	Dormant
Chuanghua Shanghai Advertising Limited	PRC	100%	Dormant
Jiahe Shanghai Advertising Limited	PRC	100%	Dormant

* The subsidiary’s registration license has been revoked.

Remarks:

1) Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.

NOTE 4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of June 30, 2018 and December 31, 2017 were as follows:

	As of June 30, 2018	As of December 31, 2017
Prepaid expenses	$102,967	$100,794
Other deposits	253	253
Sub-total	103,220	101,047
Less: allowance for doubtful debts	-	-
Total	$103,220	$101,047

The Company recorded no allowance for doubtful debts for prepaid expenses and other current assets for the three and six months ended June 30, 2018 and 2017.

NOTE 5.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of June 30, 2018 and December 31, 2017 were as follows:

	As of June 30, 2018	As of December 31, 2017
Accrued staff benefit and related fees	$1,641,920	$1,650,355
Accrued professional fees	60,166	44,394
Accrued interest expenses	2,066,536	1,937,010
Other accrued expenses	8,004	89,641
Total	$3,776,626	$3,721,400

NOTE 6.	SHORT-TERM LOANS

As of June 30, 2018, and December 31, 2017, the Company recorded an aggregated amount of $2,872,036 and $2,822,435 of short-term loans, respectively. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and repayable on demand. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on due date. As of the date of this report, those loans have not yet been repaid.

The interest expenses of the short-term loans for the three months ended June 30, 2018 and 2017 were $128,846 and $123,158, while for the six months ended June 30, 2018 and 2017 amounted to $256,827 and $244,080, respectively.

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

4)No extension of 1% Convertible Promissory Notes at the maturity date on April 1, 2016

On April 29, 2016, the Company received a reservation of rights letter from the note holders to reserves all of its powers, rights and privileges.

Convertible promissory notes, net as of June 30, 2018 and December 31, 2017 were as follows:

	As of June 30, 2018	As of December 31, 2017
Gross carrying value	$5,000,000	$5,000,000
Less: Allocated intrinsic value of beneficial conversion feature	-	-
Add: Accumulated amortization of debt discount	-	-
	5,000,000	5,000,000
Less: Current portion	-	-
Non-current portion	$5,000,000	$5,000,000

Interest Expense

The interest expenses of the 1% Convertible Promissory Notes for the three months ended June 30, 2018 and 2017 were $12,192 and $12,465, respectively, while for the six months ended June 30, 2018 and 2017 amounted to $24,657 and $24,793, respectively.

NOTE 8.	COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. As of June 30, 2018, the Company’s management is of the opinion that there are no commitments and contingencies to account for.

NOTE 9.	STOCKHOLDERS’ DEFICIT

Stock, Options and Warrants Issued for Services

In March 2018, the Company entered into an escrow agent services agreement with an escrow agent. Pursuant to the agreement, the escrow agent was granted 25,400 shares for his services rendered and the Company issued 25,400 shares of par value of $0.4 to $0.6 per share to the consultant. In connection with this stock grants and in accordance with ASC Topic 718, the Company recognized $8,536 and $12,858 of non-cash stock-based compensation included in general and administrative expenses on the unaudited consolidated statements of operation for the three months and six months ended June 30, 2018.

On March 15, 2018, the Company completed private placement of 216,000 shares of restricted common stock at $0.4 per share. The transaction took place with 19 investors and generated gross proceeds of $86,400 for the period ended March 31, 2018.

On May 4, 2018, the Company completed private placement of 292,000 shares of restricted common stock at $0.5 or $0.6 per share. The transaction took place with 11 investors and generated gross proceeds of $170,733.3 for the three months ended June 30, 2018.

NOTE 10.	RELATED PARTY TRANSACTIONS

Except as set forth below, during the three and six months ended June 30, 2018 and 2017, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

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

NOTE 11.	NET LOSS PER COMMON SHARE

Net loss per common share information for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Numerator:
Net loss attributable to NCN common stockholders	$(127,951)	$(232,047)	$(371,028)	$(442,660)
Denominator:
Weighted average number of shares outstanding, basic	8,495,175	8,041,995	8,301,561	8,041,995
Effect of dilutive securities	-	-	-	-
Options and warrants	-	-	-	-
Weighted average number of shares outstanding, diluted	8,495,175	8,041,995	8,301,561	8,041,995

Net loss per common share – basic and diluted	$(0.0151)	$(0.0289)	$(0.0447)	$(0.0550)

The diluted net loss per common share is the same as the basic net loss per common share for the three and six months ended June 30, 2018 and 2017 as all potential common shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. There were no securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because of anti-dilutive effect as of June 30, 2018 and 2017.

NOTE 12	GAIN FROM WRITE-OFF OF LONG-AGED DIRECTORS’ FEE PAYABLE

The Company’s directors considered the payment of the outstanding long-aged directors’ fees have not been claimed due to loss of contact and it is in the best interests of Company to write off the directors’ fee of the resigned directors. The Company’s directors has resolved that they are of the opinion that the obligation for future settlement of accrued long-aged directors’ fee payable are remote, therefore the related accruals have been written off.

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe”, “expect”, “anticipate”, “project”, “targets”, “optimistic”, “intend”, “aim”, “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to our potential inability to raise additional capital; changes in domestic and foreign laws, regulations and taxes; uncertainties related to China’s legal system and economic, political and social events in China; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks”; changes in economic conditions, including a general economic downturn or a downturn in the securities markets; and any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for fiscal year ended December 31, 2017 and subsequent SEC filings. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

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

Results of Operations

The following results of operations is based upon and should be read in conjunction with the Company’s unaudited consolidated financial statements and the notes thereto included in Part I – Financial Information, “Item 1. Financial Statement.” All amounts are expressed in U.S. dollars.

Comparison of Three Months Ended June 30, 2018 and June 30, 2017

General and Administrative Expenses – General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, employee bonuses and other staff welfare and benefits, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses). General and administrative expenses for the three months ended June 30, 2018 decreased by 11% to $85,875, as compared to $96,424 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to the decrease in legal fee of the Company.

Gain from write-off of long aged directors’ fee payable – Gain from write-off of long aged directors’ fee payable for the three months ended June 30, 2018 was $107,500, compared to $nil for the three months ended June 30, 2017. We believe the obligation for future settlement for such long-aged payables is remote and therefore wrote them off.

Stock based compensation for services – Stock-based compensation for services is stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718, Stock-based compensation for services was $8,538 for the three months ended June 30, 2018. The increase in the stock-based compensation was mainly due stock had been granted for services rendered during the three months ended June 30, 2018.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the three months ended June 30, 2018 increased to $141,038, or by 4%, as compared to $135,623 for the corresponding prior year period. The increase was mainly due to the increased in short term loans balance.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended June 30, 2018 and 2017, because the Company and all of its subsidiaries and variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $127,951 for the three months ended June 30, 2018, a decrease of 45%, as compared to a net loss of $232,047 for the corresponding prior year period. The decrease in net loss was mainly driven by the write-off of long aged directors’ fee payable.

Comparison of Six Months Ended June 30, 2018 and June 30, 2017

General and Administrative Expenses – General and administrative expenses for the six months ended June 30, 2018 increased by 6% to $184,186, compared to $173,787 for the corresponding prior year period. The increase in general and administrative expenses was mainly due to increase of legal fee.

Gain from write-off of long aged directors’ fee payable – Gain from write-off of long-aged directors’ fee payables for the six months ended June 30, 2018 was $107,500, compared to $nil for the six months ended June 30, 2017. We believe the obligation for future settlement for such long-aged payables is remote and therefore wrote them off.

Stock based compensation for services – Stock-based compensation for services is stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718, Stock-based compensation for services was $12,858 for the six months ended June 30, 2018. The increase in the stock-based compensation was mainly due stock had been granted for services rendered during the six months ended June 30, 2018.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the six months ended June 30, 2018 increased to $281,484, or by 5%, compared to $268,873 for the corresponding prior year period. The increase was mainly due to increase of short term loan.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the six months ended June 30, 2018 and 2017 as the Company and all of its subsidiaries and its variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $371,028 for the six months ended June 30, 2018, compared to of $442,660 for the corresponding prior year period. The decrease in net loss was primarily due to increase in gain from write-off of long aged directors’ fee payable set off by the increase in interest expenses from short term loan and stock-based compensation for services.

Liquidity and Capital Resources

As of June 30, 2018, we had cash of $8,293, as compared to $6,124 as of December 31, 2017, an increase of $2,169 with the increase of proceeds from private placement.

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30, 2018	June 30, 2017
Net cash used in operating activities	$(304,422)	$(97,851)
Net cash provided by financing activities	306,734	96,923
Effect of exchange rate changes on cash	(143)	(1,004)
Net increase/(decrease) in cash	2,169	(1,932)
Cash, beginning of period	6,124	8,512
Cash, end of period	$8,293	$6,580

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2018 was $304,422, as compared to net cash used in operating activities amounting to $97,851 for the corresponding prior year period. This was mainly attributable to increase in payment to suppliers during the three months ended June 30, 2018.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 and 2017 was $nil.

Financing Activities

Net cash provided by financing activities was $306,734 for the six months ended June 30, 2018, as compared to $96,923 for the corresponding prior year period. The increase was mainly due to increase in proceeds from private place and proceeds from short-term loans for financing our operations during the six months ended June 30, 2018.

Short-term Loan

As of June 30, 2018, the Company recorded an aggregated amount of $2,872,036 short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. Up to the date of this report, those loans have not yet been repaid.

Capital Expenditures

During the three and six months ended June 30, 2018 and 2017, we did not acquire equipment.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of June 30, 2018:

	Payments due by period
	Total	Due in 2017	Due in 2018 – 2019	Due in 2019-2020	Thereafter
Debt Obligations (a)	$5,000,000	$5,000,000	$-	$-	$-
Short Term Loan (b)	2,872,036	2,872,036	-	-	-

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2018, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

We have not sold any equity securities during the quarter ended June 30, 2018 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

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

Date: August 14, 2018	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Shirley Cheng
Shirley Cheng, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

