Form 10-Q
period 2018-09-30
NETWORK CN INC
filed 2018-11-14
CIK 934796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

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

APPLICATABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE

PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 12,2018 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	8,575,395

2

PART I

FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

NETWORK CN INC.

CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.

CONSOLIDATED BALANCE SHEETS

	Note	As of September 30, 2018	As of December 31, 2017
ASSETS		(Unaudited)
Current Assets
Cash		$7,954	$6,124
Prepaid expenses and other current assets, net	4	101,504	101,047
Total Current Assets		109,458	107,171

Equipment, Net		1,535	2,577

TOTAL ASSETS		$110,993	$109,748

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	5	$3,981,708	$3,721,400
Short term loan	6	2,887,805	2,822,435
1% convertible promissory note due 2016, net	7	5,000,000	5,000,000
Total Current Liabilities		11,869,513	11,543,835

TOTAL LIABILITIES		11,869,513	11,543,835

COMMITMENTS AND CONTINGENCIES	8	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-

Common stock, $0.001 par value, 26,666,667 shares authorized Shares issued and outstanding: 8,575,395and 8,041,995 as of September 30, 2018 and December 31, 2017, respectively		8,575	8,042
Additional paid-in capital		123,976,199	123,706,741
Accumulated deficit		(137,447,237)	(136,853,001)
Accumulated other comprehensive income		1,703,943	1,704,131
TOTAL STOCKHOLDERS’ DEFICIT	9	(11,758,520)	(11,434,087)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$110,993	$109,748

See accompanying notes to unaudited consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

		Three Months Ended		Nine Months Ended
	Note	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
REVENUES
Advertising services		$-	$-	$-	$-

COST OF REVENUES
Cost of advertising services		-	-	-	-

GROSS LOSS		-	-	-	-

OPERATING EXPENSES
General and administrative		(80,896)	(89,604)	(265,082)	(263,391)
Stock based compensation for services		-	-	(12,858)	-
Gain from disposal of subsidiaries		-	25	-	25
Total Operating Expenses		(80,896)	(89,579)	(277,940)	(263,366)

LOSS FROM OPERATIONS		(80,896)	(89,579)	(277,940)	(263,366)

OTHER INCOME
Gain from write-off of long aged directors’ fee payable	12	-	-	107,500	-
Total Other Income		-	-	107,500	-

INTEREST AND OTHER DEBT- RELATED EXPENSES
Interest expense	6&7	(142,312)	(137,077)	(423,796)	(405,950)
Total Interest and Other Debt– Related Expenses		(142,312)	(137,077)	(423,796)	(405,950)

NET LOSS BEFORE INCOME TAXES		(223,208)	(226,656)	(594,236)	(669,316)
Income taxes		-	-	-	-
NET LOSS		$(223,208)	$(226,656)	$(594,236)	$(669,316)

OTHER COMPREHENSIVE LOSS
Foreign currency translation gain/(loss)		(45)	53	(188)	(951)
Total other comprehensive income/(loss)		(45)	53	(188)	(951)

COMPREHENSIVE LOSS		$(223,253)	$(226,603)	$(594,424)	$(670,267)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	11	$(0.026)	$(0.028)	$(0.071)	$(0.083)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	11	8,575,395	8,041,995	8,393,842	8,041,995

See accompanying notes to unaudited consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(594,236)	$(669,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,042	603
Stock-based compensation for service	12,858	-
Gain from write-off of long aged directors’ fee payable	(107,500)	(25)

Changes in operating assets and liabilities:
Prepaid expenses and other current assets, net	(457)	(922)
Accounts payable, accrued expenses and other payables	367,808	543,389
Net cash used in operating activities	(320,485)	(126,271)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(2,632)
Net cash used in investing activities	-	(2,632)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement	257,133	-
Proceeds from short-term loan	65,370	127,756
Proceeds from disposal of subsidiaries	-	1
Net cash provided by financing activities	322,503	127,757

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(188)	(927)

NET INCREASE/(DECREASE) IN CASH	1,830	(2,073)

CASH, BEGINNING OF PERIOD	6,124	8,512

CASH, END OF PERIOD	$7,954	$6,439

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest paid	$151,822	$-

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

Details of the Company’s principal subsidiaries and variable interest entities as of September 30, 2018, are described in Note 3 – Subsidiaries and Variable Interest Entities.

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

On May 4, 2018, Network CN Inc. (the “Company”), sold an aggregate of 292,000 shares of the Company’s common stock (the “Shares”) to 11 foreign investors (the “New Investors”) pursuant to the terms of a Common Stock Purchase Agreement between the Company and the New Investors, dated May 4, 2018. The purchase price paid by the New Investor for the Shares were $0.50 or $0.60 per Share for an aggregate sum of one hundred and seventy thousand, seven hundred and thirty-three U.S. dollars and thirty cents (US$170,733.30). Net proceeds from the financing were used for general corporate purposes.

Going Concern

The Company has experienced recurring net losses of $594,236 and $669,316 for the nine months ended September 30, 2018 and 2017, respectively. Additionally, the Company has net cash used in operating activities of $320,673 and $126,271 for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, and December 31, 2017, the Company has stockholders’ deficit of $11,758,520 and $11,434,087, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

In response to current financial conditions, the Company has undergone a drastic cost-cutting exercise, including reduction of the Company’s workforce, office rentals and other general and administrative expenses. The Company has actively explored new prominent media projects in order to provide a wider range of media and advertising services and improve our financial performance. If the project can start to operate, the Company expects that the project will improve the Company’s future financial performance. The Company expects that the new project can generate positive cashflow.

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

The unaudited consolidated financial statements for the three and nine months ended September 30, 2018 and 2017 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments or a description of the nature and amount of any adjustments other than normal recurring adjustments) have been made which are necessary for a fair presentation of financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

(D) Cash and cash equivalents

Cash includes cash on hand, cash accounts, and interest-bearing savings accounts placed with banks and financial institutions. For the purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents balance as of September 30, 2018 and December 31, 2017.

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

(F) Impairment of Long-Lived Assets

Long-lived assets, such as equipment, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows expected to be generated from the asset’s use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset calculated using a discounted cash flow analysis. There was no impairment of long-lived assets for the three and nine months ended September 30, 2018 and 2017.

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

The diluted net loss per share is the same as the basic net loss per share for the three and nine months ended September 30, 2018 and 2017, as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

(M) Foreign Currency Translation

The assets and liabilities of the Company’s subsidiaries and variable interest entity denominated in currencies other than U.S. dollars are translated into U.S. dollars using the applicable exchange rates at the balance sheet date. For unaudited consolidated statements of operations’ items, amounts denominated in currencies other than U.S. dollars were translated into U.S. dollars using the average exchange rate during the period. Equity accounts were translated at their historical exchange rates. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholders’ equity as accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are reflected in the unaudited consolidated statements of operations and comprehensive loss.

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

NOTE 3.                   SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal subsidiaries and variable interest entities as of September 30, 2018 and December 31, 2017 were as follows:

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

Remarks:

1) Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.

NOTE 4.               PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of September 30, 2018 and December 31, 2017 were as follows:

	As of September 30, 2018	As of December 31, 2017
Prepaid expenses	$101,251	$100,794
Other deposits	253	253
Sub-total	101,504	101,047
Less: allowance for doubtful debts	-	-
Total	$101,504	$101,047

The Company recorded no allowance for doubtful debts for prepaid expenses and other current assets for the three and nine months ended September 30, 2018 and 2017.

NOTE 5.               ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of September 30, 2018 and December 31, 2017 were as follows:

	As of September 30, 2018	As of December 31, 2017
Accrued staff benefit and related fees	$1,695,961	$1,650,355
Accrued professional fees	67,029	44,394
Accrued interest expenses	2,208,850	1,937,010
Other accrued expenses	9,868	89,641
Total	$3,981,708	$3,721,400

NOTE 6.              SHORT-TERM LOANS

As of September 30, 2018, and December 31, 2017, the Company recorded an aggregated amount of $2,887,805 and $2,822,435 of short-term loans, respectively. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and repayable on demand. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on due date. As of the date of this report, those loans have not yet been repaid.

The interest expenses of the short-term loans for the three months ended September 30, 2018 and 2017 were $129,710 and $124,473, while for the nine months ended September 30, 2018 and 2017 amounted to $386,537 and $368,553, respectively.

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

4)No extension of 1% Convertible Promissory Notes at the maturity date on April 1, 2016

On April 29, 2016, the Company received a reservation of rights letter from the note holders to reserves all of its powers, rights and privileges.

Convertible promissory notes, net as of September 30, 2018 and December 31, 2017 were as follows:

	As of September 30, 2018	As of December 31, 2017
Gross carrying value	$5,000,000	$5,000,000
Less: Allocated intrinsic value of beneficial conversion feature	-	-
Add: Accumulated amortization of debt discount	-	-
	5,000,000	5,000,000
Less: Current portion	-	-
Non-current portion	$5,000,000	$5,000,000

Interest Expense

The interest expenses of the 1% Convertible Promissory Notes for the three months ended September 30, 2018 and 2017 were $12,603 and $12,603, respectively, while for the nine months ended September 30, 2018 and 2017 amounted to $37,260 and $37,397, respectively.

NOTE 8.                      COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. As of September 30, 2018 and December 31, 2017, the Company’s management is of the opinion that there are no commitments and contingencies to account for.

NOTE 9.                  STOCKHOLDERS’ DEFICIT

Stock, Options and Warrants Issued for Services

In March 2018, the Company entered into an escrow agent services agreement with an escrow agent. Pursuant to the agreement, the escrow agent was granted 25,400 shares for his services rendered and the Company issued 25,400 shares of par value of $0.4 to $0.6 per share to the consultant. In connection with this stock grants and in accordance with ASC Topic 718, the Company recognized $nil and $12,858 of non-cash stock-based compensation included in general and administrative expenses on the unaudited consolidated statements of operation for the three months and nine months ended September 30, 2018.

On March 15, 2018, the Company completed private placement of 216,000 shares of restricted common stock at $0.4 per share. The transaction took place with 19 investors and generated gross proceeds of $86,400 for the period ended March 31, 2018.

On May 4, 2018, the Company completed private placement of 292,000 shares of restricted common stock at $0.5 or $0.6 per share. The transaction took place with 11 investors and generated gross proceeds of $170,733 for the period ended June 30, 2018.

NOTE 10.                  RELATED PARTY TRANSACTIONS

Except as set forth below, during the three and nine months ended September 30, 2018 and 2017, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

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

NOTE 11.                  NET LOSS PER COMMON SHARE

Net loss per common share information for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Numerator:
Net loss attributable to NCN common stockholders	$(223,208)	$(226,656)	$(594,236)	$(669,316)
Denominator:
Weighted average number of shares outstanding, basic	8,575,395	8,041,995	8,393,842	8,041,995
Effect of dilutive securities	-	-	-	-
Options and warrants	-	-	-	-
Weighted average number of shares outstanding, diluted	8,575,395	8,041,995	8,393,842	8,041,995

Net loss per common share – basic and diluted	$(0.026)	$(0.028)	$(0.071)	$(0.083)

The diluted net loss per common share is the same as the basic net loss per common share for the three and nine months ended September 30, 2018 and 2017 as all potential common shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. There were no securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because of anti-dilutive effect for the three and nine months ended September 30, 2018 and 2017.

NOTE 12 GAIN FROM WRITE-OFF OF LONG-AGED DIRECTORS’ FEE PAYABLE

The Company’s directors considered the payment of the outstanding long-aged directors’ fees have not been claimed due to loss of contact and it is in the best interests of Company to write off the directors’ fee of the resigned directors. The Company’s directors have resolved that they are of the opinion that the obligation for future settlement of accrued long-aged directors’ fee payable are remote, therefore the related accruals have been written off.

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

Comparison of Three Months Ended September 30, 2018 and September 30, 2017

General and Administrative Expenses – General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, employee bonuses and other staff welfare and benefits, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses). General and administrative expenses for the three months ended September 30, 2018 decreased by 9.7% to $80,896, as compared to $89,604 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to the decrease in salaries and contribution of the Company.

Gain from disposal of subsidiaries – Gain from disposal of subsidiaries was $25 for the three months ended September 30, 2017. During the period ended September 30, 2017, the Company’s subsidiary, NCN Media Services Limited, disposed of its entire 100% equity interests of NCN Group (HK) Limited and Business Boom Investments Limited which was dormant, to an individual at $1 consideration. Accordingly, the Company recorded a gain from disposal of subsidiaries of $25 for the three months ended September 30, 2017.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the three months ended September 30, 2018 increased to $142,312, or by 4%, as compared to $137,077 for the corresponding prior year period. The increase was mainly due to the increased in short term loans balance.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended September 30, 2018 and 2017, because the Company and all of its subsidiaries and variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $223,208 for the three months ended September 30, 2018, a decrease of 1.5%, as compared to a net loss of $226,656 for the corresponding prior year period.

Comparison of Nine Months Ended September 30, 2018 and September 30, 2017

General and Administrative Expenses – General and administrative expenses for the nine months ended September 30, 2018 increased by 0.6% to $265,082, compared to $263,391 for the corresponding prior year period.

Gain from write-off of long aged directors’ fee payable – Gain from write-off of long-aged directors’ fee payables for the nine months ended September 30, 2018 was $107,500, compared to $nil for the nine months ended September 30, 2017. We believe the obligation for future settlement for such long-aged payables is remote and therefore wrote them off.

Stock based compensation for services – Stock-based compensation for services is stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718, Stock-based compensation for services was $12,858 for the nine months ended September 30, 2018. The increase in the stock-based compensation was mainly due stock had been granted for services rendered during the nine months ended September 30, 2018.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the nine months ended September 30, 2018 increased to $423,796, or by 4.4%, compared to $405,950 for the corresponding prior year period. The increase was mainly due to increase of short-term loan.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the nine months ended September 30, 2018 and 2017 as the Company and all of its subsidiaries and its variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $594,236 for the nine months ended September 30, 2018, compared to of $669,316 for the corresponding prior year period. The decrease in net loss was primarily due to increase in gain from write-off of long aged directors’ fee payable set off by the increase in interest expenses from short term loan and stock-based compensation for services.

Liquidity and Capital Resources

As of September 30, 2018, we had cash of $7,954, as compared to $6,124 as of December 31, 2017, an increase of $1,830 with the increase of proceeds from private placement.

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30, 2018	September 30, 2017
Net cash used in operating activities	$(320,485)	$(126,271)
Net cash used in investing activities	-	(2,632)
Net cash provided by financing activities	322,503	127,757
Effect of exchange rate changes on cash	-	(927)
Net increase/(decrease) in cash	1,830	(2,073)
Cash, beginning of period	6,124	8,512
Cash, end of period	$7,954	$6,439

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2018 was $320,485, as compared to net cash used in operating activities amounting to $126,271 for the corresponding prior year period. This was mainly attributable to increase in payment to service providers during the three months ended September 30, 2018.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 was $nil, as compared to net cash used in investing activities for the nine months ended September 30, 2017 was $2,632 which was related to purchase of fixed assets.

Financing Activities

Net cash provided by financing activities was $322,503 for the nine months ended September 30, 2018, as compared to $127,757 for the corresponding prior year period. The increase was mainly due to increase in proceeds from private place and proceeds from short-term loans for financing our operations during the nine months ended September 30, 2018.

Short-term Loan

As of September 30, 2018, the Company recorded an aggregated amount of $2,887,805 short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. Up to the date of this report, those loans have not yet been repaid.

Capital Expenditures

During the three and nine months ended September 30, 2018, we did not acquire equipment. During the nine months ended September 30, 2017, we acquired equipment amount of $2,632.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of September 30, 2018:

	Payments due by period
	Total	Due in 2017	Due in 2018 – 2019	Due in 2019-2020	Thereafter
Debt Obligations (a)	$5,000,000	$5,000,000	$-	$-	$-
Short Term Loan (b)	2,887,805	2,887,805	-	-	-

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2018, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

We have not sold any equity securities during the quarter ended September 30, 2018 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

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

Date: November 14, 2018	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Shirley Cheng
Shirley Cheng, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

