Form 10-K
period 2018-12-31
NETWORK CN INC
filed 2019-04-01
CIK 934796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
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

As of June 30, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $5,755,500.

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 29, 2019 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	8,732,263

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

Recent Developments

Completes Additional Private Placement

On March 15, 2018, Network CN Inc. (the “Company”), sold an aggregate of 216,000 shares of the Company’s common stock (the “Shares”) to 19 foreign investors (the “New Investors”) pursuant to the terms of a Common Stock Purchase Agreement between the Company and the New Investors, dated March 15, 2018. The purchase price paid by the New Investor for the Shares was $0.40 per Share for an aggregate sum of Eighty-Six Thousand and Four Hundred U.S. Dollars (US$86,400). Net proceeds from the financing will be used for general corporate purposes.

On May 4, 2018, the Company sold an aggregate of 292,000 shares of the Company’s common stock (the “Shares”) to 11 foreign investors (the “New Investors”) pursuant to the terms of a Common Stock Purchase Agreement between the Company and the New Investors, dated May 4, 2018. The purchase price paid by the New Investor for the Shares were $0.50 or $0.60 per Share for an aggregate sum of one hundred and seventy thousand, seven hundred and thirty-three U.S. dollars and thirty cents (US$170,733). Net proceeds from the financing will be used for general corporate purposes.

On December 28, 2018, the Company sold an aggregate of 149,398 shares of the Company’s common stock (the “Shares”) to 16 foreign investors (the “New Investors”) pursuant to the terms of a Common Stock Purchase Agreement between the Company and the New Investors, dated December 28, 2018. The purchase price paid by the New Investor for the Shares were $0.77 or $2.00 per Share for an aggregate sum of one hundred and forty-nine thousand, five hundred and seventy-three U.S. dollars and thirty cents (US$149,573). Net proceeds from the financing will be used for general corporate purposes.

On March 28, 2019, the Company sold an aggregate of 35,000 shares of the Company’s common stock (the “Shares”) to 9 foreign investors (the “New Investors”) pursuant to the terms of a Common Stock Purchase Agreement between the Company and the New Investors, dated March 28, 2019. The purchase price paid by the New Investor for the Shares were $1.50 or $1.88 per Share for an aggregate sum of sixty-three thousand, three hundred and seventy-five U.S. dollars and thirty cents (US$63,375). Net proceeds from the financing will be used for general corporate purposes.

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

Our Services

During the fiscal years ended December 31, 2018 and 2017, we did not provide any services.

Our Suppliers

In some of our current and past media projects, we are responsible for installing advertising panels and billboards. We design the shape of our advertising panels and billboards according to the terms approved in the relevant PRC governmental documents. We identify suppliers of component parts used in our advertising panels and contract assembly of our advertising panels to third-party contract assemblers who assemble our advertising panels according to our specification. We select component suppliers based on price and quality. During the fiscal years ended December 31, 2018 and 2017, we did not install any advertising panels and billboards and no rights contracts were signed in 2018 and 2017.

Our Customers

Our customers include large international and domestic brand name customers. Our operations were negatively affected by a variety of factors including slower economic growth in PRC, slower than expected consumer acceptance of the digital form of advertising media and customers continued to be cost-conscious in their advertising budget. To address these unfavorable market conditions, we implement cost-cutting measures with reductions in our workforce in particular the direct sales force. The reduced selling power and strong competition from other media companies resulted in the Company having no customer for 2018 and 2017.

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

Our Intellectual Property

As of March 29, 2019, we do not have any registered trademarks, copyrights, licenses or patent rights.

Our Research and Development

No material costs have been incurred on research and development activities for the fiscal years 2018 and 2017. We do not expect to incur significant research and development costs in the coming future.

Employees

As of December 31, 2018, the Company and its subsidiaries and variable interest entities had approximately 3 employees at our office located at Hong Kong, all of which are full-time employees.

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

	Closing Prices (1)
	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2018:
Fourth Quarter	$1.60	$1.00
Third Quarter	$1.80	$1.60
Second Quarter	$1.60	$0.40
First Quarter	$0.52	$0.15

FISCAL YEAR ENDED DECEMBER 31, 2017:
Fourth Quarter	$0.13	$0.13
Third Quarter	$0.15	$0.09
Second Quarter	$0.13	$0.10
First Quarter	$0.30	$0.07

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.bloomberg.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 29, 2019, the Company had approximately 187 stockholders of record and 8,732,263 shares of common stock were issued and outstanding. Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

No repurchases of our common stock were made during our fiscal year ended December 31, 2018.

ITEM 6.	SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this annual report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward-Looking Statements” above for certain information concerning those forward looking statements. Our consolidated financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP. References in this Report to a particular “fiscal” year are to our fiscal year ended on December 31.

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

There was no advertising revenue for the years ended December 31, 2018 and 2017. Our net loss was $818,202 and $769,960 for the years ended December 31, 2018 and 2017 respectively. The Company will continually explore new media projects in order to provide a wider range of media and advertising services, rather than focusing primarily on LED media.

Recent Developments

Completes Additional Private Placement

On March 15, 2018, Network CN Inc. (the “Company”), sold an aggregate of 216,000 shares of the Company’s common stock (the “Shares”) to 19 foreign investors (the “New Investors”) pursuant to the terms of a Common Stock Purchase Agreement between the Company and the New Investors, dated March 15, 2018. The purchase price paid by the New Investor for the Shares was $0.40 per Share for an aggregate sum of Eighty-Six Thousand and Four Hundred U.S. Dollars (US$86,400). Net proceeds from the financing will be used for general corporate purposes.

On May 4, 2018, the Company sold an aggregate of 292,000 shares of the Company’s common stock (the “Shares”) to 11 foreign investors (the “New Investors”) pursuant to the terms of a Common Stock Purchase Agreement between the Company and the New Investors, dated May 4, 2018. The purchase price paid by the New Investor for the Shares were $0.50 or $0.60 per Share for an aggregate sum of one hundred and seventy thousand, seven hundred and thirty-three U.S. dollars and thirty cents (US$170,733). Net proceeds from the financing will be used for general corporate purposes.

On December 28, 2018, the Company sold an aggregate of 149,398 shares of the Company’s common stock (the “Shares”) to 16 foreign investors (the “New Investors”) pursuant to the terms of a Common Stock Purchase Agreement between the Company and the New Investors, dated December 28, 2018. The purchase price paid by the New Investor for the Shares were $0.77 or $2.00 per Share for an aggregate sum of one hundred and forty-nine thousand, five hundred and seventy-three U.S. dollars and thirty cents (US$149,573). Net proceeds from the financing will be used for general corporate purposes.

On March 28, 2019, the Company sold an aggregate of 35,000 shares of the Company’s common stock (the “Shares”) to 9 foreign investors (the “New Investors”) pursuant to the terms of a Common Stock Purchase Agreement between the Company and the New Investors, dated March 28, 2019. The purchase price paid by the New Investor for the Shares were $1.50 or $1.88 per Share for an aggregate sum of sixty-three thousand, three hundred and seventy-five U.S. dollars and thirty cents (US$63,375). Net proceeds from the financing will be used for general corporate purposes.

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

Results of Operations

Comparison of Years Ended December 31, 2018 and 2017.

 General and Administrative Expenses. General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, stock-based compensation expense for stock granted to directors, executive officers and employees for services rendered, employee bonuses and other staff welfare and benefits), rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses. General and administrative expenses for the year ended December 31, 2018 increased by 24% to $338,482, compared to $272,133 for the year ended December 31, 2017. The increase in general and administrative expenses was mainly due to reversal of over accrued legal fee for the year ended December 31, 2017.

Gain from write-off of long aged payable – Gain from write-off of long-aged payables for the years ended December 31, 2018 and 2017 was $107,500 and $47,046, respectively. We believe the obligation for future settlement for such long-aged payables is remote and therefore wrote them off.

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

Stock based compensation for services – Stock-based compensation for services is stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718. Stock-based compensation for services was $20,337 for the year ended December 31, 2018, as compared to $nil for the corresponding prior year period. The increase in the stock-based compensation was mainly due to stock have been granted for services rendered for private placement for the year ended December 31, 2018.

Interest and Other Debt-Related Expenses. Interest and other debt-related expenses for the year ended December 31, 2018 increased to $566,885 or by 4.0%, compared to $544,898 for the year ended December 31, 2017. The increase was due to the increased balance of the short-term loans.

Income Taxes. The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded for the years ended December 31, 2018 and 2017 as the Company and all of its subsidiaries and variable interest entities operated at a tax loss in fiscal 2018 and 2017.

Net Loss. The Company incurred a net loss of $818,202 for the year ended December 31, 2018, an increase of 6.27% compared to a net loss of $769,960 for the year ended December 31, 2017. The increase in net loss was primarily due to increase in general and administrative expenses and interest for short term loan for the year ended December 31, 2018.

Liquidity and Capital Resources

Cash Flows

As of December 31, 2018, current assets were $122,938 and current liabilities were $11,949,684. Cash as of December 31, 2018 was $22,684 compared to $6,124 as of December 31, 2017, an increase of $16,560. The increase was due to proceeds from private placement.

The following table sets forth a summary of our cash flows for the periods indicated:

	Years ended December 31,
	2018	2017
Net cash used in operating activities	$(484,127)	$(165,629)
Net cash used in investing activities	-	(2,632)
Net cash provided by financing activities	500,871	165,584
Effect of exchange rate changes on cash	(184)	289
Net increase (decrease) in cash	16,560	(2,388)
Cash at the beginning of year	6,124	8,512
Cash at the end of year	$22,684	$6,124

Operating Activities

Net cash used in operating activities for the year ended December 31, 2018 was $484,127, as compared with $165,629 for the year ended December 31, 2017, an increase of $318,498. The increase in net cash used in operating activities was mainly attributable the increase payment to administrative service providers and payment for interest for short term loan.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2018 was $nil, as compared with net cash provided by investing activities of $2,632 for the year ended December 31, 2017. The decrease in net cash used in investing activities was from purchase of office equipment in 2017.

Financing Activities

Net cash provided by financing activities was $500,871 for the year ended December 31, 2018, as compared with $165,584 for the year ended December 31, 2017. The increase was mainly due to increase in proceeds from private place and proceeds from short-term loans for financing our operations for the year ended December 31, 2018.

Short-term Loans

As of December 31, 2018, the Company recorded an aggregated amount of $2,916,600 of short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and repayable on demand. Up to the date of this report, those loans have not yet been repaid.

As of December 31, 2017, the Company recorded an aggregated amount of $2,822,435 of short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and repayable on demand. Up to the date of this report, those loans have not yet been repaid.

Capital Expenditures

During the years ended December 31, 2018 and 2017, we acquired assets of $nil and $2,632 respectively which were financed through the cash flow provided by financing activities.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of December 31, 2018:

	Payments due by period
	Total	Due in 2018	Due in 2019 – 2020	Due in 2021-2022	Thereafter
Debt Obligations (a)	$5,000,000	$5,000,000	$-	$-	$-
Short Term Loan (b)	2,916,600	2,916,600	-	-	-

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

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including but not limited to those related to income taxes and impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Based on our ongoing review, we plan to adjust to our judgments and estimates where facts and circumstances dictate. Actual results could differ from our estimates.

We believe the following critical accounting policies are important to the portrayal of our financial condition and results and require our management's most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain.

Use of Estimates - The Company's consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expense during the reporting period. Estimates are used when accounting for certain items such as accounting for income tax valuation allowances. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

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

Impairment of Long-Lived Assets –Long-lived assets, such as equipment, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows expected to be generated from the asset’s use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset calculated using a discounted cash flow analysis. There was no impairment of long-lived assets for the years ended December 31, 2018 and 2017.

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

Revenue Recognition – Effective January 1, 2018, the Company adopted and implemented ASU 2014-09, Revenue from Contracts with Customers (Topic 606).

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

The Company did not generate any revenue for the years ended December 31, 2018 and 2017.

Stock-based Compensation – The Company complies with ASC Topic 718, Compensation – Stock Compensation, using a modified prospective application transition method, which establishes accounting for stock-based awards in exchange for employee services. Under this application, the Company is required to record stock-based compensation expense for all awards granted. It requires that stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized as expense over the requisite services period.

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

Income Taxes – The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods. Tax benefits of operating loss carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Once this threshold has been met, the Company's measurement of its expected tax benefits is recognized in its consolidated financial statements. The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.

Foreign Currency Translation –The assets and liabilities of the Company’s subsidiaries and variable interest entities denominated in currencies other than U.S. dollars are translated into U.S. dollars using the applicable exchange rates at the balance sheet date. For consolidated statements of operations’ items, amounts denominated in currencies other than U.S. dollars were translated into U.S. dollars using the average exchange rate during the year. Equity accounts were translated at their historical exchange rates. Net gains and losses resulting from translation of foreign currency on consolidated financial statements are included in the statements of stockholders’ equity as accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are reflected in the consolidated statements of operations.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the recently issued accounting standards will not have a material impact on the Company's financial position or results of operations upon adoption.

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

The consolidated financial statements required by this item begin on page F-1 hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported during the year and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Earnest Leung, and our Chief Financial Officer, Shirley Cheng, as appropriate to allow timely decisions regarding required disclosure. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and published consolidated financial statements.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as of December 31, 2018, in accordance with Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on and as a result of this evaluation, our Chief Executive Officer and our Chief Financial Officer have determined that as of the end of the period covered by this annual report, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

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

A material weakness is a deficiency, or a combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the Company’s consolidated financial statements will not be prevented, or detected and corrected, on a timely basis. A significant deficiency is a deficiency, or combination of control deficiencies, in internal control that is less severe than a material weakness, yet important enough to merit attention by those charged with government.

Our management, with the participation and under the supervision of our Chief Executive Officer, Earnest Leung and our Chief Financial Officer, Shirley Cheng, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, Dr. Leung and Ms. Cheng determined that our internal control over financial reporting was effective as of December 31, 2018.

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

Name	Age	Position	Director Since
Earnest Leung	62	Chief Executive Officer and Chairperson of the Board	2009
Shirley Cheng	40	Chief Financial Officer, Corporate Secretary and Director	2015
Wong Wing Kong	52	Director	2015

________

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

Except for the resigned director, each Director serves until our 2018 annual stockholders meeting and until their respective successors are duly elected and qualified or earlier resignation or removal.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during fiscal 2018, all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements.

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

The Audit Committee oversees our accounting, financial reporting and audit processes; appoints, determines the compensation of, and oversees, the independent auditors; pre-approves audit and non-audit services provided by the independent auditors; reviews the results and scope of audit and other services provided by the independent auditors; reviews the accounting principles and practices and procedures used in preparing our consolidated financial statements; and reviews our internal controls.

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

In early 2018, the Audit Committee has reviewed and discussed with management and the independent auditors the audited consolidated financial statements in the Company’s 2018 Annual Report on Form 10-K. Management represented to the Audit Committee that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles. The Audit Committee discussed with the independent auditors matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees”.

The Company’s independent auditors also provided to the Audit Committee the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditors’ communications with the Audit Committee concerning independence. The Audit Committee discussed with the independent auditors their independence.

Based on the Audit Committee’s discussions with management and the independent auditors, and the Audit Committee’s review of the Company’s audited consolidated financial statements, representation of management and the report of the independent auditors to the Audit Committee, the Audit Committee recommended that the Board of Directors include the audited consolidated financial statements in the Company’s 2018 Annual Report on Form 10-K filed with the SEC.

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

Persons Covered

As of December 31, 2018, there were only two Executive Officers including Chief Executive Officer and Chief Financial Officer in the Company. The Company’s Chief Executive Officer and Chief Financial Officer during fiscal year 2018 and the Company’s executive officer as of December 31, 2018, or the Named Executive Officers are set forth below:

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

Elements of Compensation

The executive compensation for (i) the Company’s Chief Executive Officer and Chief Financial Officer and (ii) the Company’s compensated executive officer who were serving as executive officers (collectively “Named Executive Officers”) for fiscal 2018 primarily consisted of base salary, long term incentive equity compensation, income tax reimbursement, and other compensation and benefit programs generally available to other employees,

Base Salary. The Board establishes base salaries for the Company’s Named Executive Officers based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies in the Company’s peer group for similar positions. Generally, the Board believes that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions and with similar responsibilities at comparable companies in line with our compensation philosophy.

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

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid during fiscal years 2018 and 2017, to the Named Executive Officers:

Name and Principal Position	Year	Salary ($)	(1) Bonus ($)	(2) Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(3) All Other Compensation ($)	Total ($)
Earnest Leung, Chief Executive Officer and Director	2018	-	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	2,307	2,307

Shirley Cheng Chief Financial Officer and Corporate Secretary	2018	12,308	-	-	-	-	-	615	12,923
	2017	29,872	-	-	-	-	-	1,462	31,334

______

(1)

No bonus was paid to the Named Executive Officers in fiscal 2018 and 2017. The amounts reflected the salary paid to the Executives during each of fiscal years. The Company withheld 12 months’ salary payment for Dr. Leung during the fiscal years ended December 31, 2018 and 2017 respectively.

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

The aggregate number of stock awards vested to each of the Named Executive Officers for his/her service rendered in each fiscal period was summarized as follows:

Named Executive Officer	2018	2017
Earnest Leung	-	-
Shirley Cheng	-	-

As of December 31, 2018, all the above stocks were issued to each of Named Executive Officers.

24

(3)

All other compensation only represents the followings:

(a) A monthly contribution paid by the Company into a mandatory provident fund for the benefit of each of the Named Executive Officers;

(b) Monthly cash allowance of HK$40,000 (approximately $5,128) paid to Dr. Earnest Leung. The Company withheld 12 months’ cash allowance payment for Dr. Leung during the fiscal years ended December 31, 2018 and 2017 respectively; and

(c) Income tax reimbursement paid to Dr. Earnest Leung during each fiscal year. As of December 31, 2018, the accrued income tax reimbursement to Dr. Leung and Ms. Cheng was $240,522 and $nil respectively.

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

Grants of Plan-Based Awards

The following table sets forth information regarding grants of awards to the Named Executive Officers during the year ended December 31, 2018:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock and Options Awards	Closing Price on Grant Date ($/share)
Earnest Leung	-	-	-	-	-	-
Shirley Cheng	-	-	-	-	-	-

No stock awards were granted to the Company’s Named Executive Officers during fiscal year 2018.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the equity awards outstanding at December 31, 2018 for each of the named executive officers.

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

Director Compensation

Overview

All the compensation packages for each of directors are proposed by the Remuneration Committee and approved by the Board of Directors. Director compensation packages in 2018 generally consist of cash compensation and long-term incentive equity compensation.

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

 The following table provides information about the compensation earned by directors who served during fiscal year 2018:

Name of director(3)	Fees Earned or Paid(1) in Cash ($)	Stock Awards(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)
Earnest Leung	-	-	-	-	-	-	-
Shirley Cheng	-	-	-	-	-	-	-
Wong Wing Kong *	-	-	-	-	-	-	-

*Non-employee directors

______

(1)	For the service periods from January 2018 to December 2018, both the employee directors and non-employee directors were entitled to a monthly cash compensation of $1,000. The Company withheld 12 monthly cash compensation during the fiscal year ended December 31, 2018.

(2)	As required by SEC rules, amounts in the column “Stock Awards” present the aggregate grant date fair value of awards made each year computed in accordance with ASC Topic 718. The grant date fair value of each of the directors’ award is measured based on the closing price of our common stock on the date of grant. These amounts do not reflect whether the recipient has actually realized or will realize a financial benefit from the awards. Under generally accepted accounting principles, compensation expense with respect to stock awards granted to our employees, executives and directors is generally recognized over the requisite services period.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2018 with respect to compensation plans, under which securities are authorized for issuance, aggregated as to (i) compensation plans previously approved by security holders, and (ii) compensation plans not previously approved by security holders.

Equity Compensation Plan Information

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights (A)	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights (B)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (A)) (C)

Equity compensation plans approved by security holders	-	-	281,503(1)

Total	-	-	281,503

(1)	We reserved 40,000 shares for issuance under our 2004 Stock Incentive Plan, of which 13,333 shares are still available for issuance as of December 31, 2018. We reserved 2,680,000 shares for issuance under our Amended and Restated 2007 Equity Incentive Plan of which 268,170 are still available for issuance as of December 31, 2018. See below subsection - " Equity Incentive Plans" for more information about the plan.

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

As of December 31, 2018, 2,411,830 shares have been issued under the plan and 268,170 shares remain available for issuance. No options, warrants or other rights to acquire shares of our common stock have been granted or are outstanding under the plan.

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

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth information as of March 29, 2019, regarding the beneficial ownership of our common stock (a) by each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) by each of the Company’s officers and directors; (c) and by the Company’s officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. Unless otherwise identified, the address of the directors and officers of the Company listed above is 3/F., D. J. Securities Building, 171 Hoi Bun Road, Kwun Tong, Kowloon, Hong Kong.

Title of Class	Name and Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership (1)	Percent of Class (4)
Common Stock	Earnest Leung	CEO and Director	4,049,170 (2)	40.2
Common Stock	Shirley Cheng	CFO and director	-	-
Common Stock	Wong Wing Kong	Director	-	-
All Officers and Directors as a group (3 persons named above)			4,049,170
Common Stock	Keywin Holdings Limited (5) 3/F., D. J. Securities Building, 171 Hoi Bun Road, Kwun Tong, Kowloon, Hong Kong	5% Security Holder	3,629,663 (3)	36.1

Common Stock	Sino Portfolio International Ltd(6) 3104 -7, 31/F, Central Plaza, 18 Harbour Road, Hong Kong	5% Security Holder	1,835,753	18.2

Common Stock	Godfrey Hui Room 801A and 807B, 8/F, Tsim Sha Tsui Centre, 66 Mody Road, Tsim Sha Tsui, Kowloon, Hong Kong	5% Security Holder	873,674	8.7
Total Shares Owned by Persons Named above			6,758,597

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

(4)  A total of 8,732,263 shares of our common stock outstanding are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 29, 2019. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator. On March 28, 2019, the Company sold an aggregate of 35,000 shares of the Company’s common stock (the “Shares”) to 9 foreign investors (the “New Investors”) pursuant to the terms of a Common Stock Purchase Agreement between the Company and the New Investors, dated March 28, 2019.

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

Union Power Hong Kong Certified Public Accountants is our Principal Independent Registered Public Accountants engaged to audit our financial statements for the fiscal years ended December 31, 2018 and 2017. The following table shows the fees that we paid or accrued for the audit and other services provided by Union Power Hong Kong Certified Public Accountants Limited, for the fiscal years ended December 31, 2018 and 2017.

Fee Category	2018	2016
Audit Fees	$34,000	$32,500
Audit-Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

Audit Fees

This category consists of fees for professional services rendered by our principal independent registered public accountant for the audit of our annual consolidated financial statements, review of consolidated financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

This category consists of fees for assurance and related services by our principal independent registered public accountant that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported above under “Audit Fees”. The services for the fees disclosed under this category include consultations concerning financial accounting and reporting standards.

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

All services provided by Union Power Hong Kong Certified Public Accountants Limited during the fiscal years ended December 31, 2018 and 2017 were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements are filed as a part of this Form 10-K:

(i)	Reports of Independent Registered Public Accounting Firms
(ii)	Consolidated Balance Sheets as of December 31, 2018 and 2017
(iii)	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2018 and 2017
(iv)	Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2018 and 2017
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017
(vi)	Notes to Consolidated Financial Statements

(b) The following Exhibits are filed as part of this Annual Report on Form 10-K:

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Amended And Restated Certificate Of Incorporation
3.2	Amended and Restated By-Laws, adopted on January 10, 2006
3.3	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 27, 2009
3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on September 16, 2011
3.5	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on September 16, 2011
4.1	Form of Registrant’s Common Stock Certificate
4.2	Form of Registrant’s Common Stock Certificate
4.3	Form of Warrant, in connection with 3% Convertible Promissory Notes and Warrants
4.4	TEDA Travel Group, Inc. 2004 Stock Incentive Plan, effective on April 16, 2004
4.5	2007 Stock Option/Stock Issuance Plan, effective on April 6, 2007
4.6	Form of Note 1% Senior Unsecured Convertible Promissory Note, dated April 2, 2009
4.7	Registration Rights Agreement, in connection with debt restructuring, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited and Keywin Holdings Limited
4.8	Network CN Inc. Amended and Restated 2007 Equity Incentive Plan
4.9	Form of Note 1% Senior Unsecured Convertible Promissory Note, dated April 2, 2012
4.10	Network CN Inc. Second Amended and Restated 2007 Equity Incentive Plan
4.11	Network CN Inc. Third Amended and Restated 2007 Equity Incentive Plan
10.1	Registration Rights Agreement, dated November 19, 2007, by and among (i) Network CN Inc., Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited and Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P.
10.2	Note Exchange Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P.
10.3	Note Exchange and Option Agreement, dated April 2, 2009, between the Company and Keywin Holdings Limited.
10.4	Letter Agreement and Termination of Investor Rights Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd., OZ Global Special Investments Master Fund, L.P. and Keywin Holdings Limited.
10.5	Employment Agreement, dated July 15, 2009, between the Company and Earnest Leung.
10.6	Employment Agreement, dated July 15, 2009, between the Company and Godfrey Hui.
10.7	Amendment No. 1 to Note Exchange and Option Agreement, dated July 1, 2009, between Keywin Holdings Limited and the Company.
10.8	Amendment No. 2 to Note Exchange and Option Agreement dated September 30, 2009, between Keywin Holding Limited and the Company.
10.9	Amendment No. 3 to Note Exchange and Option Agreement, dated January 1, 2010, between Keywin Holding Limited and the Company
10.10	Amendment No. 4 to Note Exchange and Option Agreement, dated September 30, 2010, between Keywin Holding Limited and the Company

10.11	Amendment No. 5 to Note Exchange and Option Agreement, dated June 1, 2011, between Keywin Holding Limited and the Company
10.12	Amendment No. 6 to Note Exchange and Option Agreement, dated December 30, 2011, between Keywin Holding Limited and the Company
10.13	Amendment No. 7 to Note Exchange and Option Agreement, dated June 28, 2012, between Keywin Holding Limited and the Company
10.14	Amendment No.8 to Note Exchange and Option Agreement, dated December 28, 2012, between Keywin Holding Limited and the Company
10.15	Amendment No.9 to Note Exchange and Option Agreement, dated December 31, 2013, between Keywin Holding Limited and the Company
10.16	Amendment No.10 to Note Exchange and Option Agreement, dated December 12, 2014, between Keywin Holding Limited and the Company
10.17	Amendment No.11 to Note Exchange and Option Agreement, dated December 31, 2015, between Keywin Holdings Limited and the Company
10.18	Amendment No.12 to Note Exchange and Option Agreement, dated December 31, 2015, between Keywin Holdings Limited and the Company*
10.19	Exclusive Management Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Bona and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu
10.20	Exclusive Technology Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Bona and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu
10.21	Equity Pledge Agreement dated January 1, 2008, between Lianhe and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu
10.22	Option Agreement dated January 1, 2008, between Lianhe and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu
10.23	Exclusive Management Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu
10.24	Exclusive Technology Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu
10.25	Equity Pledge Agreement dated January 1, 2008, between Lianhe and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu
10.26	Option Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu
10.27	Agreement in connection with the transfer of operation from Quo Advertising to Yi Gao dated January 1, 2010, by and among Quo Advertising, Linkrich Enterprise, Mr. Hao Da Yong, Ms. Shen Xiao Zhou, Ms. Kang Qian and Ms. Ying Zhen Zhen
10.28	Declaration of Trust in connection with Quo Advertising holding 30% equity interest of Yi Gao on behalf of Linkrich Enterprise dated January 1, 2010
10.29	Consultancy Agreement in connection with debt restructuring dated December 1, 2008, between NCN Group Ltd and Statezone Limited
10.30	Sino-Foreign Cooperative Joint Venture Agreement for Yi Gao Shanghai Advertising Limited dated January 1, 2009, between Quo Advertising and Linkrich Enterprise
14.1	Code of Business Conduct and Ethics for Network CN Inc. as approved and amended by the Board of Directors as of September 1, 2007 and September 29, 2008 respectively
21.1	Subsidiaries of the registrant.*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______

 * Filed herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK CN INC

	By:	/s/ Earnest Leung
Earnest Leung
Chief Executive Officer
(Principal Executive Officer)
Date: April 1, 2019

	By:	/s/ Shirley Cheng
Shirley Cheng
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: April 1, 2019

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Earnest Leung	Chief Executive Officer and Director	April 1, 2019
Earnest Leung	(Principal Executive Officer)

/s/ Shirley Cheng	Chief Financial Officer and Director	April 1, 2019
Shirley Cheng	(Principal Financial and Accounting Officer)

/s/ Wong Wing Kong	Director	April 1, 2019
Wong Wing Kong

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Amended And Restated Certificate Of Incorporation
3.2	Amended and Restated By-Laws, adopted on January 10, 2006
3.3	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 27, 2009
3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on September 16, 2011
3.5	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on September 16, 2011
4.1	Form of Registrant’s Common Stock Certificate
4.2	Form of Registrant’s Common Stock Certificate
4.3	Form of Warrant, in connection with 3% Convertible Promissory Notes and Warrants
4.4	TEDA Travel Group, Inc. 2004 Stock Incentive Plan, effective on April 16, 2004
4.5	2007 Stock Option/Stock Issuance Plan, effective on April 6, 2007
4.6	Form of Note 1% Senior Unsecured Convertible Promissory Note, dated April 2, 2009
4.7	Registration Rights Agreement, in connection with debt restructuring, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited and Keywin Holdings Limited
4.8	Network CN Inc. Amended and Restated 2007 Equity Incentive Plan
4.9	Form of Note 1% Senior Unsecured Convertible Promissory Note, dated April 2, 2012
4.10	Network CN Inc. Second Amended and Restated 2007 Equity Incentive Plan
4.11	Network CN Inc. Third Amended and Restated 2007 Equity Incentive Plan
10.1	Registration Rights Agreement, dated November 19, 2007, by and among (i) Network CN Inc., Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited and Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P.
10.2	Note Exchange Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P.
10.3	Note Exchange and Option Agreement, dated April 2, 2009, between the Company and Keywin Holdings Limited.
10.4	Letter Agreement and Termination of Investor Rights Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd., OZ Global Special Investments Master Fund, L.P. and Keywin Holdings Limited.
10.5	Employment Agreement, dated July 15, 2009, between the Company and Earnest Leung.
10.6	Employment Agreement, dated July 15, 2009, between the Company and Godfrey Hui.
10.7	Amendment No. 1 to Note Exchange and Option Agreement, dated July 1, 2009, between Keywin Holdings Limited and the Company.
10.8	Amendment No. 2 to Note Exchange and Option Agreement dated September 30, 2009, between Keywin Holding Limited and the Company.
10.9	Amendment No. 3 to Note Exchange and Option Agreement, dated January 1, 2010, between Keywin Holding Limited and the Company
10.10	Amendment No. 4 to Note Exchange and Option Agreement, dated September 30, 2010, between Keywin Holding Limited and the Company
10.11	Amendment No. 5 to Note Exchange and Option Agreement, dated June 1, 2011, between Keywin Holding Limited and the Company
10.12	Amendment No. 6 to Note Exchange and Option Agreement, dated December 30, 2011, between Keywin Holding Limited and the Company
10.13	Amendment No. 7 to Note Exchange and Option Agreement, dated June 28, 2012, between Keywin Holding Limited and the Company
10.14	Amendment No.8 to Note Exchange and Option Agreement, dated December 28, 2012, between Keywin Holding Limited and the Company
10.15	Amendment No.9 to Note Exchange and Option Agreement, dated December 31, 2013, between Keywin Holding Limited and the Company
10.16	Amendment No.10 to Note Exchange and Option Agreement, dated December 12, 2014, between Keywin Holding Limited and the Company
10.17	Amendment No.11 to Note Exchange and Option Agreement, dated December 31, 2015, between Keywin Holdings Limited and the Company

10.18	Amendment No.12 to Note Exchange and Option Agreement, dated December 31, 2015, between Keywin Holdings Limited and the Company*
10.19	Exclusive Management Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Bona and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu
10.20	Exclusive Technology Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Bona and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu
10.21	Equity Pledge Agreement dated January 1, 2008, between Lianhe and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu
10.22	Option Agreement dated January 1, 2008, between Lianhe and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu
10.23	Exclusive Management Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu
10.24	Exclusive Technology Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu
10.25	Equity Pledge Agreement dated January 1, 2008, between Lianhe and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu
10.26	Option Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu
10.27	Agreement in connection with the transfer of operation from Quo Advertising to Yi Gao dated January 1, 2010, by and among Quo Advertising, Linkrich Enterprise, Mr. Hao Da Yong, Ms. Shen Xiao Zhou, Ms. Kang Qian and Ms. Ying Zhen Zhen
10.28	Declaration of Trust in connection with Quo Advertising holding 30% equity interest of Yi Gao on behalf of Linkrich Enterprise dated January 1, 2010
10.29	Consultancy Agreement in connection with debt restructuring dated December 1, 2008, between NCN Group Ltd and Statezone Limited
10.30	Sino-Foreign Cooperative Joint Venture Agreement for Yi Gao Shanghai Advertising Limited dated January 1, 2009, between Quo Advertising and Linkrich Enterprise
14.1	Code of Business Conduct and Ethics for Network CN Inc. as approved and amended by the Board of Directors as of September 1, 2007 and September 29, 2008 respectively
21.1	Subsidiaries of the registrant.*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______

 * Filed herewith.

NETWORK CN INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of:

Network CN Inc. and subsidiaries

Opinion

We have audited the accompanying consolidated balance sheets of Network CN Inc. and subsidiaries (collectively referred to as the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of operations and its cash flows for the years then ended, in conformity with the accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide reasonable basis for our opinion.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred net losses of $818,202 and $769,960 for the years ended December 31, 2018 and 2017, respectively. Additionally, the Company used net cash in operating activities of $484,127 and $165,629 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, the Company recorded stockholders’ deficit of $11,825,430 and $11,434,087, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

UNION POWER HK CPA LIMITED

Certified Public Accountants

We have served as the Company’s auditor since 2013.

Hong Kong SAR

1 April 2019

NETWORK CN INC.

CONSOLIDATED BALANCE SHEETS

		As of December 31,
		2018	2017
	Note
ASSETS
Current Assets
Cash		$22,684	$6,124
Prepaid expenses and other current assets, net	4	100,254	101,047
Total Current Assets		122,938	107,171

Equipment, Net	5	1,316	2,577

TOTAL ASSETS		$124,254	$109,748

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	6	$4,033,084	$3,721,400
Short-term loans	7	2,916,600	2,822,435
1% convertible promissory notes due 2016, net	8	5,000,000	5,000,000
Total Current Liabilities		11,949,684	11,543,835
TOTAL LIABILITIES		11,949,684	11,543,835

COMMITMENTS AND CONTINGENCIES	9	-	-

STOCKHOLDERS’ DEFICIT	10
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 26,666,667 shares authorized Shares issued and outstanding: 8,732,263 and 8,041,995 as of December 31, 2018 and 2017, respectively		8,731	8,042
Additional paid-in capital		124,133,095	123,706,741
Accumulated deficit		(137,671,203)	(136,853,001)
Accumulated other comprehensive income		1,703,947	1,704,131
TOTAL STOCKHOLDERS’ DEFICIT		(11,825,430)	(11,434,087)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$124,254	$109,748

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		For the Years Ended December 31,
	Note(s)	2018	2017
REVENUES
Advertising services		$-	$-

COST OF REVENUES
Cost of advertising services		-	-

GROSS LOSS		-	-

OPERATING EXPENSES
General and administrative		(338,482)	(272,133)
Stock based compensation for services		(20,337)	-
Total Operating Expenses		(358,819)	(272,133)

LOSS FROM OPERATIONS		(358,819)	(272,133)

OTHER INCOME
Gain from write-off of long-aged payables		107,500	47,046
Gain from disposal of subsidiaries	13	-	25
Interest income		2	-
Total Other Income		107,502	47,071

INTEREST AND OTHER DEBT-RELATED EXPENSES
Interest expense	7 & 8	(566,885)	(544,898)
Total Interest and Other Debt-Related Expenses		(566,885)	(544,898)

NET LOSS BEFORE INCOME TAXES		(818,202)	(769,960)
Income taxes	15	-	-
NET LOSS		(818,202)	(769,960)

OTHER COMPREHENSIVE (LOSS)/GAIN
Foreign currency translation (loss)/gain		(184)	289
Total other comprehensive (loss)/gain		(184)	289

COMPREHENSIVE LOSS		$(818,386)	$(769,671)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	12	$(0.097)	$(0.095)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED *	12	8,442,113	8,041,995

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Share	Amount	Capital	Deficit	Income	Total
Balance as of January 1, 2017	8,041,995	$8,042	$123,706,741	$(136,083,041)	$1,703,842	$(10,664,416)
Translation adjustment	-	-	-	-	289	289
Net loss for the year	-	-	-	(769,960)	-	(769,960)
Balance as of December 31, 2017	8,041,995	$8,042	$123,706,741	$(136,853,001)	$1,704,131	$(11,434,087)
Stock-based compensation for stock granted to consultant for services	32,870	32	20,305	-	-	20,337
Shares issued for private placement	657,398	657	406,049	-	-	406,706
Translation adjustment	-	-	-	-	(184)	(184)
Net loss for the year	-	-	-	(818,202)	-	(818,202)
Balance as of December 31, 2018	8,732,263	$8,731	$124,133,095	$(137,671,203)	$1,703,947	$(11,825,430)

The accompanying notes are an integral part of the consolidated financial statements.

 NETWORK CN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(818,202)	$(769,960)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization:
Equipment and intangible assets	1,261	951
Stock-based compensation for service	20,337	-
Gain from disposal of subsidiaries	-	(25)
Gain from write-off of long-aged payables	(107,500)	(47,046)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets, net	793	782
Accounts payable, accrued expenses and other payables	419,184	649,669
Net cash used in operating activities	(484,127)	(165,629)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(2,632)
Net cash used in investing activities	-	(2,632)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	94,165	165,583
Proceeds from private placement	406,706	-
Proceeds from disposal of subsidiaries	-	1
Net cash provided by financing activities	500,871	165,584

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(184)	289

NET INCREASE (DECREASE) IN CASH	16,560	(2,388)

CASH, BEGINNING OF YEAR	6,124	8,512

CASH, END OF YEAR	$22,684	$6,124

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$-	$-
Interest	$283,105	$-

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

Details of the Company’s principal subsidiaries and variable interest entities as of December 31, 2018 are described in Note 3 – Subsidiaries and Variable Interest Entities.

Private Placement

On March 15, 2018, Network CN Inc. (the “Company”), sold an aggregate of 216,000 shares of the Company’s common stock (the “Shares”) to 19 foreign investors (the “New Investors”) pursuant to the terms of a Common Stock Purchase Agreement between the Company and the New Investors, dated March 15, 2018. The purchase price paid by the New Investor for the Shares was $0.40 per Share for an aggregate sum of Eighty-Six Thousand and Four Hundred U.S. Dollars (US$86,400). Net proceeds from the financing will be used for general corporate purposes.

On May 4, 2018, the Company sold an aggregate of 292,000 shares of the Company’s common stock (the “Shares”) to 11 foreign investors (the “New Investors”) pursuant to the terms of a Common Stock Purchase Agreement between the Company and the New Investors, dated May 4, 2018. The purchase price paid by the New Investor for the Shares were $0.50 or $0.60 per Share for an aggregate sum of one hundred and seventy thousand, seven hundred and thirty-three U.S. dollars and thirty cents (US$170,733). Net proceeds from the financing will be used for general corporate purposes.

On December 28, 2018, the Company sold an aggregate of 149,398 shares of the Company’s common stock (the “Shares”) to 16 foreign investors (the “New Investors”) pursuant to the terms of a Common Stock Purchase Agreement between the Company and the New Investors, dated December 28, 2018. The purchase price paid by the New Investor for the Shares were $0.77 or $2.00 per Share for an aggregate sum of one hundred and forty-nine thousand, five hundred and seventy-three U.S. dollars and thirty cents (US$149,573). Net proceeds from the financing will be used for general corporate purposes.

On March 28, 2019, the Company sold an aggregate of 35,000 shares of the Company’s common stock (the “Shares”) to 9 foreign investors (the “New Investors”) pursuant to the terms of a Common Stock Purchase Agreement between the Company and the New Investors, dated March 28, 2019. The purchase price paid by the New Investor for the Shares were $1.50 or $1.88 per Share for an aggregate sum of sixty-three thousand, three hundred and seventy-five U.S. dollars and thirty cents (US$63,375). Net proceeds from the financing will be used for general corporate purposes.

Going Concern

The Company has experienced recurring net losses of $818,202 and $769,960 for the years ended December 31, 2018 and 2017 respectively. Additionally, the Company has net cash used in operating activities of $484,127 and $165,629 for the years ended December 31, 2018 and 2017 respectively. As of December 31, 2018 and 2017, the Company has stockholders’ deficit of $11,825,430 and $11,434,087, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(B) Use of Estimates

The Company's consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expense during the reporting period. Estimates are used when accounting for certain items such as accounting for income tax valuation allowances. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

(C) Principles of Consolidation

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

(D) Cash

Cash includes cash on hand, cash accounts, and interest bearing savings accounts placed with banks and financial institutions. For the purposes of the statements of cash flow, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents balance as of December 31, 2018 and December 31, 2017.

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

(F) Impairment of Long-Lived Assets

Long-lived assets, such as equipment, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows expected to be generated from the asset’s use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset calculated using a undiscounted cash flow analysis. There was no impairment of long-lived assets for the years ended December 31, 2018 and 2017.

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

The Company has yet to generate revenue from operations for the years ended December 31, 2018 and 2017.

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

(J) Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods. Tax benefits of operating loss carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Once this threshold has been met, the Company's measurement of its expected tax benefits is recognized in its consolidated financial statements. The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.

(K) Comprehensive Income (Loss)

The Company follows ASC Topic 220, Comprehensive Income, for the reporting and display of its comprehensive income (loss) and related components in the consolidated financial statements and thereby reports a measure of all changes in equity of an enterprise that results from transactions and economic events other than transactions with the shareholders. Items of comprehensive income (loss) are reported in both the consolidated statements of operations and comprehensive loss and the consolidated statement of stockholders’ deficit.

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

The diluted net loss per common share is the same as the basic net loss per share for the years ended December 31, 2018 and 2017 as all potential common shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

(M) Foreign Currency Translation

The assets and liabilities of the Company’s subsidiaries and variable interest entity denominated in currencies other than U.S. dollars are translated into U.S. dollars using the applicable exchange rates at the balance sheet date. For unaudited consolidated statements of operations’ items, amounts denominated in currencies other than U.S. dollars were translated into U.S. dollars using the average exchange rate during the period. Equity accounts were translated at their historical exchange rates. Net gains and losses resulting from translation of foreign currency on consolidated financial statements are included in the statements of stockholders’ equity as accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are reflected in the unaudited consolidated statements of operations and comprehensive loss.

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

(O) Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”), to make leasing activities more transparent and comparable, requiring most leases to be recognized by lessees on their balance sheets as right-of-use assets, along with corresponding lease liabilities. ASU 2016-02 is effective for annual periods beginning after December 31, 2018 and interim periods within that year, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements as the Company does not have any lease commitments at the reporting date.

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

NOTE 3          SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal consolidated subsidiaries and variable interest entities as of December 31, 2018 were as follows:

Name8j	Place of Incorporation	Ownership/Control interest attributable to the Company	Principal activities
NCN Group Limited	BVI	100%	Investment holding
NCN Media Services Limited	BVI	100%	Investment holding
Cityhorizon Limited	Hong Kong	100%	Investment holding
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
Crown Eagle Investment Limited	Hong Kong	100%	Dormant
Crown Winner International Limited	Hong Kong	100%	Investment holding
NCN Huamin Management Consultancy (Beijing) Company Limited *	PRC	100%	Dormant
Huizhong Lianhe Media Technology Co., Ltd. *	PRC	100%	Dormant
Beijing Huizhong Bona Media Advertising Co., Ltd.	PRC	100% (1)	Dormant
Xingpin Shanghai Advertising Limited	PRC	100% (1)	Dormant
Chuanghua Shanghai Advertising Limited	PRC	100%	Dormant
Jiahe Shanghai Advertising Limited	PRC	100%	Dormant

* The subsidiary’s registration license has been revoked.

Remarks:

1) Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.

NOTE 4          PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of December 31, 2018 and 2017 were as follows:

	2018	2017
Prepaid expenses	$100,000	$100,794
Rental and other deposits	254	253
Sub-total	100,254	101,047
Less: allowance for doubtful debts	-	-
Total	$100,254	$101,047

For the years ended December 31, 2018 and 2017, the Company recorded no allowance for doubtful debt for prepaid expenses and other current assets.

NOTE 5          EQUIPMENT, NET

Equipment, net as of December 31, 2018 and 2017 consisted of the following:

	2018	2017
Office equipment	$6,873	$6,873
Less: accumulated depreciation	(5,557)	(4,296)
Total	$1,316	$2,577

Depreciation expenses for the years ended December 31, 2018 and 2017 amounted to $1,261 and $951 respectively. During the year ended December 31, 2017, the Company wrote off office equipment with cost at $9,808 with no gain or loss on the written off.

Pledge of Equipment

No equipment has been pledged by the Company.

NOTE 6          ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of December 31, 2018 and 2017 consisted of the following:

	2018	2017
Accrued staff benefits and related fees	$1,737,179	$1,650,355
Accrued professional fees	61,839	44,394
Accrued interest expenses	2,220,786	1,937,010
Other accrued expenses	13,280	89,641
Total	$4,033,084	$3,721,400

NOTE 7          SHORT-TERM LOANS

As of December 31, 2018, the Company recorded an aggregated amount of $2,916,600 of short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and repayable on demand. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on due date. As of the date of this report, those loans have not yet been repaid.

The interest expenses of the short-term loans for the years ended December 31, 2018 and 2017 amounted to $517,022 and $494,898, respectively.

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

4)No extension of 1% Convertible Promissory Notes at the maturity date on April 1, 2016

On April 29, 2016, the Company received a reservation of rights letter from the note holders to reserves all of its powers, rights and privileges.

The following table details the accounting treatment of the convertible promissory notes:

	New 1% Convertible Promissory Notes, due in 2014	New 1% Convertible Promissory Notes, due in 2016	Total

Proceeds of new 1% convertible promissory notes	$5,000,000	$-	$5,000,000
Allocated intrinsic value of beneficial conversion feature	(3,598,452)	-	(3,598,452)
Amortization of debt discount for the year ended December 31, 2012	800,249	-	800,249
Net carrying value of convertible promissory notes as of December 31, 2012	2,201,797	-	2,201,797
Amortization of debt discount for the year ended December 31, 2013	1,862,615	-	1,862,615
Net carrying value of convertible promissory notes as of December 31, 2013	4,064,412	-	4,064,412
Amortization of debt discount for the year ended December 31, 2014	935,588	-	935,588
Repayment of 1% convertible promissory note	(5,000,000)	-	(5,000,000)
Proceeds of new 1% convertible promissory notes	-	5,000,000	5,000,000
Allocated intrinsic value of beneficial conversion feature	-	-	-
Net carrying value of convertible promissory notes as of December 31, 2014, 2015, 2016, 2017 and 2018	$-	$5,000,000	$5,000,000

Interest Expense

The following table details the interest expenses:

	Years Ended December 31,
	2018	2017
New 1% convertible promissory notes, due in 2016	$50,000	$50,000
New 1% convertible promissory notes, due in 2014	-	-
Total	$50,000	$50,000

NOTE 9          COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. As of December 31, 2018 and 2017, the Company’s management is of the opinion that there are no commitments and contingencies to account for.

NOTE 10        STOCKHOLDERS’ DEFICIT

(A)	Stock, Options and Warrants Issued for Services

In March 2018, the Company entered into an escrow agent services agreement with an escrow agent. Pursuant to the agreement, the escrow agent was granted 32,870 shares for his services rendered and the Company issued 32,870 shares of par value of $0.4 to $2.00 per share to the consultant. In connection with this stock grants and in accordance with ASC Topic 718, the Company recognized $20,337 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operation for the year ended December 31, 2018.

On March 15, 2018, the Company completed private placement of 216,000 shares of restricted common stock at $0.4 per share. The transaction took place with 19 investors and generated gross proceeds of $86,400 for the year ended December 31, 2018.

On May 4, 2018, the Company completed private placement of 292,000 shares of restricted common stock at $0.5 or $0.6 per share. The transaction took place with 11 investors and generated gross proceeds of $170,733 for the year ended December 31, 2018.

On December 28, 2018, the Company completed private placement of 149,398 shares of restricted common stock at $0.77 or $2.00 per share. The transaction took place with 16 investors and generated gross proceeds of $149,573 for the year ended December 31, 2018.

(B) Restriction on payment of dividends

The Company has not declared any dividends since incorporation. For instance, the terms of the outstanding promissory notes issued to affiliated funds of Och-Ziff on April 2, 2014 contain restrictions on the payment of dividends. The dividend restrictions provide that the Company or any of its subsidiaries shall not declare or pay dividends or other distributions in respect of the equity securities of such entity other than dividends or distributions of cash which amounts during any 12-month period that exceed ten percent (10%) of the consolidated net income of the Company based on the Company’s most recent audited consolidated financial statements disclosed in the Company’s annual report on Form 10-K (or equivalent form) filed with the U.S. Securities and Exchange Commission.

NOTE 11        RELATED PARTY TRANSACTIONS

Except as set forth below, during the years ended December 31, 2018 and 2017, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

In April 2009, in connection with debt restructuring, Statezone Ltd. of which Dr. Earnest Leung, the Company’s Chief Executive Officer and a Director (being appointed on July 15, 2009 and May 11, 2009, respectively) was the sole director, provided agency and financial advisory services to the Company. Accordingly, the Company paid an aggregate service fee of $350,000, of which $250,000 has been recorded as issuance costs for 1% Convertible Promissory Notes and $100,000 has been recorded as prepaid expenses and other current assets, net since April 2009. Such $100,000 is refundable unless the Keywin Option is exercised and completed. As of December 31, 2018, $100,000 was recorded as prepaid expenses and other current assets.

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

NOTE 12        NET LOSS PER COMMON SHARE

Net loss per share information for the years ended December 31, 2018 and 2017 was as follows:

	2018	2017
Numerator:
Net loss attributable to NCN common stockholders	$(818,202)	$(769,960)
Denominator:
Weighted average number of shares outstanding, basic	8,442,113	8,041,995
Effect of dilutive securities
Options and warrants	-	-
Weighted average number of shares outstanding, diluted	8,442,113	8,041,995

Net loss per common share – basic and diluted	$(0.097)	$(0.095)

The diluted net loss per common share is the same as the basic net loss per common share for the years ended December 31, 2018 and 2017 as the ordinary shares issuable under stock options and warrants outstanding are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share.

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

NOTE 14        GAIN FROM WRITE-OFF OF LONG-AGED DIRECTORS’ FEE PAYABLE

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

NOTE 15        INCOME TAXES

Income is subject to taxation in various countries in which the Company and its subsidiaries operate or are incorporated. The loss before income taxes by geographical locations for the years ended December 31, 2018 and 2017 were summarized as follows:

	2018	2017
United States	$89,465	$55,111
Foreign	728,737	714,849
	$818,202	$769,960

Other than the United States, the Company is subject to taxation in Hong Kong and PRC. Under Hong Kong tax laws, deferred tax assets are recognized for tax loss carried forward to the extent that the realization of the related tax benefit through future taxable profits is probable. These tax losses do not expire under current Hong Kong tax legislation. Under PRC tax laws, tax losses may be carried forward for 5 years and no carry-back is allowed. At December 31, 2018, the Company does not have available tax losses in the Hong Kong and PRC to utilize for future taxable profits.

At December 31, 2018, the Company had an unused net operating loss carryforward of approximately $21,458,262 for income tax purposes, which expires between 2024 and 2038. This net operating loss carryforward may result in future income tax benefits of approximately $4,506,235 however, because realization is uncertain at this time, a valuation allowance in the same amount has been established. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets of December 31, 2018 and 2017 are as follows:

	2018	2017
Deferred tax liabilities	$-	$-
Deferred tax assets:
Effect of net operating loss carried forward	4,506,235	4,495,007
Less: valuation allowance	(4,506,235)	(4,495,007)
Net deferred tax assets	$-	$-

Movement of valuation allowance:

	2018	2017

At the beginning of the year	$4,495,007	$8,577,316
Current year addition/(deduction)	11,228	(4,082,309)
At the end of the year	$4,506,235	$4,495,007

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

