Form 10-Q
period 2019-03-31
NETWORK CN INC
filed 2019-05-15
CIK 934796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Smaller reporting company ☒
Accelerated filer ☐	Emerging growth company ☐
Non-accelerated filer ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	NWCN	OTC market

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 14,2019 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	8,769,013

2

PART I

FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.

CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.

CONSOLIDATED BALANCE SHEETS

	Note	As of March 31, 2019	As of December 31, 2018
		(Unaudited)
ASSETS
Current Assets
Cash		$24,460	$22,684
Prepaid expenses and other current assets, net	4	100,000	100,254
Total Current Assets		124,460	122,938

Equipment, Net		1,096	1,316

TOTAL ASSETS		$125,556	$124,254

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	5	$4,191,493	$4,033,084
Short term loan	6	2,916,600	2,916,600
1% convertible promissory note due 2016, net	7	5,000,000	5,000,000
Total Current Liabilities		12,108,093	11,949,684

TOTAL LIABILITIES		12,108,093	11,949,684

COMMITMENTS AND CONTINGENCIES	8	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-

Common stock, $0.001 par value, 26,666,667 shares authorized Shares issued and outstanding: 8,769,013 and 8,732,263 as of March 31, 2019 and December 31, 2018, respectively		8,768	8,731
Additional paid-in capital		124,199,602	124,133,095
Accumulated deficit		(137,894,928)	(137,671,203)
Accumulated other comprehensive income		1,704,021	1,703,947
TOTAL STOCKHOLDERS’ DEFICIT	9	(11,982,537)	(11,825,430)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$125,556	$124,254

See accompanying notes to unaudited consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

		Three Months Ended
	Note	March 31, 2019	March 31, 2018
REVENUES
Advertising services		$-	$-

COST OF REVENUES		-	-
Cost of advertising services		-	-

GROSS LOSS		-	-

OPERATING EXPENSES
General and administrative		(76,984)	(98,311)
Stock based compensation for services		(3,169)	(4,320)
Total Operating Expenses		(80,153)	(102,631)

LOSS FROM OPERATIONS		(80,153)	(102,631)

OTHER INCOME
Interest income		3	-
Total Other Income		3	-

INTEREST AND OTHER DEBT-RELATD EXPENSES
Interest expense	6 &7	(143,575)	(140,446)
Total Interest and Other Debt-Related Expenses		(143,575)	(140,446)

NET LOSS BEFORE INCOME TAXES		(223,725)	(243,077)
Income taxes		-	-

NET LOSS		$(223,725)	$(243,077)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain		74	155
Total Other Comprehensive Income		74	155

COMPREHENSIVE LOSS		$(223,651)	$(242,922)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	11	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	11	8,733,896	8,091,195

See accompanying notes to unaudited consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(223,725)	$(243,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	220	347
Stock-based compensation for service	3,169	4,320
Changes in operating assets and liabilities:
Prepaid expenses and other current assets, net	254	467
Accounts payable, accrued expenses and other payables	158,409	128,557
Net cash used in operating activities	(61,673)	(109,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement	63,375	86,400
Proceeds from short-term loan	-	32,806
Net cash provided by financing activities	63,375	119,206

EFFECT OF EXCHANGE RATE CHANGES ON CASH	74	155

NET INCREASE IN CASH	1,776	9,975

CASH, BEGINNING OF PERIOD	22,684	6,124

CASH, END OF PERIOD	$24,460	$16,099

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest paid	$44,387	$-

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

Details of the Company’s principal subsidiaries and variable interest entities as of March 31, 2019, are described in Note 3 – Subsidiaries and Variable Interest Entities.

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

Going Concern

The Company has experienced recurring net losses of $223,725 and $243,077 for the three months ended March 31, 2019 and 2018, respectively. Additionally, the Company has net cash used in operating activities of $61,673 and $109,386 for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, and December 31, 2018, the Company has stockholders’ deficit of $11,982,537 and $11,825,430, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

In response to current financial conditions, the Company has undergone a drastic cost-cutting exercise, including reduction of the Company’s workforce, office rentals and other general and administrative expenses. The Company has actively explored new prominent media projects in order to provide a wider range of media and advertising services and improve our financial performance. If the project can start to operate, the Company expects that the project will improve the Company’s future financial performance. The Company expects that the new project can generate positive cashflow.

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

The unaudited consolidated financial statements for the three months ended March 31, 2019 and 2018 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments or a description of the nature and amount of any adjustments other than normal recurring adjustments) have been made which are necessary for a fair presentation of financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, previously filed with the Securities and Exchange Commission on April 1, 2019. The disclosures made in the unaudited interim consolidated financial statements generally do not repeat those in the annual statements.

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

(D) Cash

Cash includes cash on hand, cash accounts, and interest-bearing savings accounts placed with banks and financial institutions. For the purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents balance as of March 31, 2019 and December 31, 2018.

(E) Equipment, Net

Equipment is stated at cost less accumulated depreciation and impairment losses, if any. Depreciation is provided on a straight-line basis, less estimated residual values over the assets’ estimated useful lives. The estimated useful lives are as follows:

Office equipment	3 - 5 years
Furniture and fixtures	3 - 5 years
Motor vehicles	5 years

When equipment is retired or otherwise disposed of, the related cost, accumulated depreciation and provision for impairment loss, if any are removed from the respective accounts, and any gain or loss is reflected in the unaudited consolidated statements of operations and comprehensive loss. Repairs and maintenance costs on equipment are expensed as incurred.

(F) Impairment of Long-Lived Assets

Long-lived assets, such as equipment, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows expected to be generated from the asset’s use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset calculated using a discounted cash flow analysis. There was no impairment of long-lived assets for the three months ended March 31, 2019 and 2018.

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

The Company has yet to generate revenue from operations for the periods ended March 31, 2019 and 2018.

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

The diluted net loss per share is the same as the basic net loss per share for the three months ended March 31, 2019 and 2018, as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

(M) Foreign Currency Translation

The assets and liabilities of the Company’s subsidiaries and variable interest entity denominated in currencies other than U.S. dollars are translated into U.S. dollars using the applicable exchange rates at the balance sheet date. For unaudited consolidated statements of operations and comprehensive loss’ items, amounts denominated in currencies other than U.S. dollars were translated into U.S. dollars using the average exchange rate during the period. Equity accounts were translated at their historical exchange rates. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholders’ equity as accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are reflected in the unaudited consolidated statements of operations and comprehensive loss.

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

(O) Recently Adapted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”), to make leasing activities more transparent and comparable, requiring most leases to be recognized by lessees on their balance sheets as right-of-use assets, along with corresponding lease liabilities. ASU 2016-02 is effective for annual periods beginning after December 31, 2018 and interim periods within that year, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements as the Company does not have any lease commitments at the reporting date.

In July 2017, the FASB issued ASU 2017-11 “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”, to simplify the accounting for certain financial instruments with down round features. The amendments require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Companies that provide earnings per share (EPS) data will adjust their basic EPS calculation for the effect of the feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity. The amendments also address navigational concerns within the FASB Accounting Standards Codification® related to an indefinite deferral available to private companies with mandatorily redeemable financial instruments and certain noncontrolling interests, one that created significant “pending content” in the Codification. The FASB decided to reclassify the indefinite deferral as a scope exception, which does not have an accounting effect. The amendments are effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted. The standard did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

(P) Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-14 “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20)”. This ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The ASU is effective for annual periods ending after December 15, 2020, with early adoption permitted and should be applied on a retrospective basis to all periods presented. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. This ASU modifies the disclosure requirements on fair value measurements by removing, modifying, or adding certain disclosures. This guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted. Certain disclosures in this ASU are required to be applied on a retrospective basis and others on a prospective basis. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

NOTE 3.                   SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal subsidiaries and variable interest entities as of March 31, 2019 and December 31, 2018 were as follows:

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

Remarks:

1) Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.

NOTE 4.               PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of March 31, 2019 and December 31, 2018 were as follows:

	As of March 31, 2019	As of December 31, 2018
Prepaid expenses	$100,000	$100,000
Other deposits	-	254
Sub-total	100,000	100,254
Less: allowance for doubtful debts	-	-
Total	$100,000	$100,254

The Company recorded no allowance for doubtful debts for prepaid expenses and other current assets as of March 31, 2019 and 2018.

NOTE 5.               ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of March 31, 2019 and December 31, 2018 were as follows:

	As of March 31, 2019	As of December 31, 2018
Accrued staff benefit and related fees	$1,777,820	$1,737,179
Accrued professional fees	82,528	61,839
Accrued interest expenses	2,319,980	2,220,786
Other accrued expenses	11,165	13,280
Total	$4,191,493	$4,033,084

NOTE 6.              SHORT-TERM LOANS

As of March 31, 2019, and December 31, 2018, the Company recorded an aggregated amount of $2,916,600 and $2,916,600 of short-term loans, respectively. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and repayable on demand. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on due date. As of the date of this report, those loans have not yet been repaid.

The interest expenses of the short-term loans for the three months ended March 31, 2019 and 2018 were $131,247 and $127,981, respectively.

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

Gain on extinguishment of debt

Pursuant to ASC Topic 470-20-40-3, the Company allocated the amount of the reacquisition price to the repurchased beneficial conversion feature using the intrinsic value of that conversion feature at the extinguishment date and the residual amount was allocated to the convertible security. Thus, the Company recognized a gain on extinguishment of debt of $1,877,594 at the date of extinguishment and included in the statements of operations and comprehensive loss for the year ended December 31, 2012.

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

4)No extension of 1% Convertible Promissory Notes at the maturity date on April 1, 2016

On April 29, 2016, the Company received a reservation of rights letter from the note holders to reserves all of its powers, rights and privileges.

Convertible promissory notes, net as of March 31, 2019 and December 31, 2018 were as follows:

	As of March 31, 2019	As of December 31, 2018
Gross carrying value	$5,000,000	$5,000,000
Less: Allocated intrinsic value of beneficial conversion feature	-	-
Add: Accumulated amortization of debt discount	-	-
	5,000,000	5,000,000
Less: Current portion	-	-
Non-current portion	$5,000,000	$5,000,000

Interest Expense

The interest expenses of the 1% Convertible Promissory Notes for the three months ended March 31, 2019 and 2018 were $12,328 and $12,465, respectively.

NOTE 8.                      COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. As of March 31, 2019, and December 31, 2018, the Company’s management is of the opinion that there are no commitments and contingencies to account for.

NOTE 9.                  STOCKHOLDERS’ DEFICIT

(A)  Stock, Options and Warrants Issued for Services

In March 2018, the Company entered into an escrow agent services agreement with an escrow agent. Pursuant to the agreement, the escrow agent was granted 1,750 and 10,800 shares for his services rendered for the three months ended March 2019 and 2018 respectively. The Company issued 300 shares of par value of $1.5 per share and 1,450 shares of par value of $1.88 per share to the consultant for the three months ended March 2019. The Company issued 10,800 shares of par value of $0.4 per share to the consultant for the three months ended March 2018. In connection with this stock grants and in accordance with ASC Topic 718, the Company recognized $3,169 and $4,320 of non-cash stock-based compensation included in general and administrative expenses on the unaudited consolidated statements of operation for the three months ended March 31, 2019 and 2018.

On March 15, 2018, the Company completed three private placements of 216,000 shares of restricted common stock at $0.4 per share. The transaction took place with 19 investors and generated gross proceeds of $86,400 for the period ended March 31, 2018.

On March 28, 2019, the Company completed private placements of 35,000 shares of restricted common stock at $1.5 or $1.88 per share. The transaction took place with 9 investors and generated gross proceeds of $63,375 for the period ended March 31, 2019.

NOTE 10.                  RELATED PARTY TRANSACTIONS

Except as set forth below, during the three months ended March 31, 2019 and 2018, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

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

NOTE 11.                  NET LOSS PER COMMON SHARE

Net loss per common share information for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended
	March 31, 2018	March 31, 2018
Numerator:
Net loss attributable to NCN common stockholders	$(223,725)	$(243,077)
Denominator:
Weighted average number of shares outstanding, basic +	8,733,896	8,091,195
Effect of dilutive securities	-	-
Options and warrants	-	-
Weighted average number of shares outstanding, diluted	8,733,896	8,091,195

Net loss per common share – basic and diluted	$(0.03)	$(0.03)

The diluted net loss per common share is the same as the basic net loss per common share for the three months ended March 31, 2019 and 2018 as all potential common shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. There were no securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because of anti-dilutive effect for the three months ended March 31, 2019 and 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe”, “expect”, “anticipate”, “project”, “targets”, “optimistic”, “intend”, “aim”, “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to our potential inability to raise additional capital; changes in domestic and foreign laws, regulations and taxes; uncertainties related to China’s legal system and economic, political and social events in China; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks”; changes in economic conditions, including a general economic downturn or a downturn in the securities markets; and any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for fiscal year ended December 31, 2018 and subsequent SEC filings. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

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

For more information relating to our business, please refer to Part I, “Item 1 - Business” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Comparison of Three Months Ended March 31, 2019 and March 31, 2018

General and Administrative Expenses – General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, employee bonuses and other staff welfare and benefits, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses). General and administrative expenses for the three months ended March 31, 2019 decreased by 22% to $76,984, as compared to $98,311 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to the decrease in legal fee of the Company.

Stock based compensation for services – Stock-based compensation for services is stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718, Stock-based compensation for services was $3,169 and $4,320 for the three months ended March 31, 2019 and 2018, the stock-based compensation was mainly due stock had been granted for services rendered for private placement during the three months ended March 31, 2019 and 2018.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the three months ended March 31, 2019 increased to $143,575, or by 2%, as compared to $140,446 for the corresponding prior year period. The increase was mainly due to the increased in short term loans balance.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended March 31, 2019 and 2018, because the Company and all of its subsidiaries and variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $223,725 for the three months ended March 31, 2019, a decrease of 8%, as compared to a net loss of $243,077 for the corresponding prior year period. The decrease in net loss was driven by several factors, including the decrease in general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2019, we had cash of $24,460, as compared to $22,684 as of December 31, 2018, an increase of $1,776 with the increase of proceeds from private placement.

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31, 2019	March 31, 2018
Net cash used in operating activities	$(61,673)	$(109,386)
Net cash provided by financing activities	63,375	119,206
Effect of exchange rate changes on cash	74	155
Net increase in cash	1,776	9,975
Cash, beginning of period	22,684	6,124
Cash, end of period	$24,460	$16,099

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019 was $61,673, as compared to net cash used in operating activities amounting to $109,386 for the corresponding prior year period. This was mainly attributable to decrease in payment to suppliers during the three months ended March 31, 2019.

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

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2019 and 2018 was $nil.

Financing Activities

Net cash provided by financing activities was $63,375 for the three months ended March 31, 2019, as compared to $119,206 for the corresponding prior year period. The decrease was mainly due to decrease in proceeds from private placement and no proceeds from short-term loans for financing our operations during the three months ended March 31, 2019.

Short-term Loan

As of March 31, 2019, the Company recorded an aggregated amount of $2,916,600 short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. Up to the date of this report, those loans have not yet been repaid.

Capital Expenditures

During the three months ended March 31, 2019 and 2018, we did not acquire equipment.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of March 31, 2019:

	Payments due by period
	Total	Due in 2018	Due in 2019 – 2020	Due in 2020-2021	Thereafter
Debt Obligations (a)	$5,000,000	$5,000,000	$-	$-	$-
Short Term Loan (b)	2,916,600	2,916,600	-	-	-

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2019, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

We have not sold any equity securities during the quarter ended March 31, 2019 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

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

Date: May 15, 2019	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Shirley Cheng
Shirley Cheng, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

