Form 10-Q
period 2019-06-30
NETWORK CN INC
filed 2019-08-14
CIK 934796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 13,2019 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	8,769,013

2

PART I

FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

NETWORK CN INC.

CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Note	As of June 30, 2019	As of December 31, 2018

ASSETS
Current Assets
Cash		$8,335	$22,684
Prepaid expenses and other current assets, net	4	102,500	100,254
Total Current Assets		110,835	122,938

Equipment, Net		877	1,316

TOTAL ASSETS		$111,712	$124,254

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	5	$4,403,523	$4,033,084
Short term loan	6	2,916,600	2,916,600
1% convertible promissory note due 2016, net	7	5,000,000	5,000,000
Total Current Liabilities		12,320,123	11,949,684

TOTAL LIABILITIES		12,320,123	11,949,684

COMMITMENTS AND CONTINGENCIES	8	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-

Common stock, $0.001 par value, 26,666,667 shares authorized Shares issued and outstanding: 8,769,013 and 8,732,263 as of June 30, 2019 and December 31, 2018, respectively		8,768	8,731
Additional paid-in capital		124,199,602	124,133,095
Accumulated deficit		(138,120,503)	(137,671,203)
Accumulated other comprehensive income		1,703,722	1,703,947
TOTAL STOCKHOLDERS’ DEFICIT	9	(12,208,411)	(11,825,430)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$111,712	$124,254

See accompanying notes to unaudited consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

		Three Months Ended		Six Months Ended
	Note	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
REVENUES
Advertising services		$-	$-	$-	$-

COST OF REVENUES
Cost of advertising services		-	-	-	-

GROSS LOSS		-	-	-	-

OPERATING EXPENSES
General and administrative		(81,588)	(85,875)	(158,572)	(184,186)
Stock based compensation for services		-	(8,538)	(3,169)	(12,858)
Total Operating Expenses		(81,588)	(94,413)	(161,741)	(197,044)

LOSS FROM OPERATIONS		(81,588)	(94,413)	(161,741)	(197,044)

OTHER INCOME
Gain from write-off of long aged directors’ fee payable	12	-	107,500	-	107,500
Interest income		-	-	3	-
Total Other Income		-	107,500	3	107,500

INTEREST AND OTHER DEBT-RELATED EXPENSES
Interest expense	6&7	(143,987)	(141,038)	(287,562)	(281,484)
Total Interest and Other Debt–Related Expenses		(143,987)	(141,038)	(287,562)	(281,484)

NET LOSS BEFORE INCOME TAXES		(225,575)	(127,951)	(449,300)	(371,028)
Income taxes		-	-
NET LOSS		$(225,575)	$(127,951)	$(449,300)	$(371,028)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss		(299)	(298)	(225)	(143)
Total other comprehensive loss		(299)	(298)	(225)	(143)

COMPREHENSIVE LOSS		$(225,874)	$(128,249)	$(449,525)	$(371,171)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	11	$(0.0257)	$(0.0151)	$(0.0513)	$(0.0447)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	11	8,769,013	8,495,175	8,751,552	8,301,561

See accompanying notes to unaudited consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(449,300)	$(371,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	439	695
Stock-based compensation for service	3,169	12,858
Gain from write-off of long aged directors’ fee payable	-	(107,500)

Changes in operating assets and liabilities:
Prepaid expenses and other current assets, net	(2,246)	(2,173)
Accounts payable, accrued expenses and other payables	370,439	162,726
Net cash used in operating activities	(77,499)	(304,422)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement	63,375	257,133
Proceeds from short-term loan	-	49,601
Net cash provided by financing activities	63,375	306,734

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(225)	(143)

NET (DECREASE)/INCREASE IN CASH	(14,349)	2,169

CASH, BEGINNING OF PERIOD	22,684	6,124

CASH, END OF PERIOD	$8,335	$8,293

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest paid	$44,387	$151,822

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

Details of the Company’s principal subsidiaries and variable interest entities as of June 30, 2019, are described in Note 3 – Subsidiaries and Variable Interest Entities.

Private Placement

On March 15, 2018, Network CN Inc. (the “Company”), sold an aggregate of 216,000 shares of the Company’s common stock (the “Shares”) to 19 foreign investors (the “New Investors”) pursuant to the terms of a Common Stock Purchase Agreement between the Company and the New Investors, dated March 15, 2018. The purchase price paid by the New Investors for the Shares was $0.40 per Share for an aggregate sum of Eighty-Six Thousand and Four Hundred U.S. Dollars (US$86,400.00). Net proceeds from the financing have been used for general corporate purposes.

On May 4, 2018, Network CN Inc. (the “Company”), sold an aggregate of 292,000 shares of the Company’s common stock (the “Shares”) to 11 foreign investors (the “11 Investors”) pursuant to the terms of a Common Stock Purchase Agreement between the Company and the 11 Investors, dated May 4, 2018. The purchase price paid by the 11 Investors for the Shares was either $0.50 or $.60 per Share for an aggregate sum of one hundred and seventy thousand, seven hundred and thirty-three U.S. dollars and thirty cents (US$170,733). Net proceeds from the financing have been used for general corporate purposes.

On December 28, 2018, the Company sold an aggregate of 149,398 shares of the Company’s common stock (the “Shares”) to 16 foreign investors (the “16 Investors”) pursuant to the terms of a Common Stock Purchase Agreement between the Company and the 16 Investors, dated December 28, 2018. The purchase price paid by the 16 Investors for the Shares was either $0.77 or $2.00 per Share for an aggregate sum of one hundred and forty-nine thousand, five hundred and seventy-three U.S. dollars and thirty cents (US$149,573). Net proceeds from the financing have been used for general corporate purposes.

On March 28, 2019, the Company sold an aggregate of 35,000 shares of the Company’s common stock (the “Shares”) to 9 foreign investors (the “9 Investors”) pursuant to the terms of a Common Stock Purchase Agreement between the Company and the 9 Investors, dated March 28, 2019. The purchase price paid by the 9 Investors for the Shares was either $1.50 or $1.88 per Share for an aggregate sum of sixty-three thousand, three hundred and seventy-five U.S. dollars and thirty cents (US$63,375). Net proceeds from the financing have been used for general corporate purposes.

Going Concern

The Company has experienced recurring net losses of $449,300 and $371,028 for the six months ended June 30, 2019 and 2018, respectively. Additionally, the Company has net cash used in operating activities of $77,499 and $304,422 for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, and December 31, 2018, the Company has stockholders’ deficit of $12,208,411 and $11,825,430, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

In response to the current financial conditions, the Company has undergone a drastic cost-cutting exercise, including reduction of the Company’s workforce, office rentals and other general and administrative expenses. The Company has actively explored new prominent media projects in order to provide a wider range of media and advertising services and improve our financial performance. If the project can start to operate, the Company expects that the project will improve the Company’s future financial performance. The Company expects that the new project can generate positive cashflow.

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

The unaudited consolidated financial statements for the three and six months ended June 30, 2019 and 2018 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments or a description of the nature and amount of any adjustments other than normal recurring adjustments) have been made which are necessary for a fair presentation of financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

(D) Cash

Cash includes cash on hand, cash accounts, and interest-bearing savings accounts placed with banks and financial institutions. For the purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents balance as of June 30, 2019 and December 31, 2018.

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

(F) Impairment of Long-Lived Assets

Long-lived assets, such as equipment, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows expected to be generated from the asset’s use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset calculated using a discounted cash flow analysis. There was no impairment of long-lived assets for the three and six months ended June 30, 2019 and 2018.

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

In accordance with ASC 606, we recognize revenue when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration we expect to be entitled to receive in exchange for such services. To achieve this core principle, we apply the following five steps:

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

The Company has yet to generate revenue from operations for the three and six months ended June 30, 2019 and 2018.

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

The diluted net loss per share is the same as the basic net loss per share for the three and six months ended June 30, 2019 and 2018, as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

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

NOTE 3.                   SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal subsidiaries and variable interest entities as of June 30, 2019 and December 31, 2018 were as follows:

Name	Place of Incorporation	Ownership/Control interest attributable to the Company	Principal activities
NCN Group Limited	BVI	100%	Investment holding
NCN Media Services Limited	BVI	100%	Investment holding
Cityhorizon Limited	Hong Kong	100%	Investment holding
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
Crown Eagle Investment Limited	Hong Kong	100%	Dormant
Crown Winner International Limited	Hong Kong	100%	Investment holding
NCN Huamin Management Consultancy (Beijing) Company Limited *	PRC	100%	Dormant
Huizhong Lianhe Media Technology Co., Ltd. *	PRC	100%	Dormant
Beijing Huizhong Bona Media Advertising Co., Ltd.*	PRC	100% (1)	Dormant
Xingpin Shanghai Advertising Limited	PRC	100% (1)	Dormant
Chuanghua Shanghai Advertising Limited	PRC	100%	Dormant
Jiahe Shanghai Advertising Limited	PRC	100%	Dormant

* The subsidiary’s registration license has been revoked.

Remarks:

1) Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.

NOTE 4.               PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of June 30, 2019 and December 31, 2018 were as follows:

	As of June 30, 2019	As of December 31, 2018
Prepaid expenses	$102,500	$100,000
Other deposits	-	254
Sub-total	102,500	100,254
Less: allowance for doubtful debts	-	-
Total	$102,500	$100,254

The Company recorded no allowance for doubtful debts for prepaid expenses and other current assets for the three and six months ended June 30, 2019 and 2018.

NOTE 5.               ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of June 30, 2019 and December 31, 2018 were as follows:

	As of June 30, 2019	As of December 31, 2018
Accrued staff benefit and related fees	$1,828,204	$1,737,179
Accrued professional fees	91,662	61,839
Accrued interest expenses	2,463,967	2,220,786
Other accrued expenses	13,793	13,280
Other payables	5,897	-
Total	$4,403,523	$4,033,084

NOTE 6.              SHORT-TERM LOANS

As of June 30, 2019 and December 31, 2018, the Company recorded an aggregated amount of $2,916,600 and $2,916,600 of short-term loans, respectively. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and are repayable on demand. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. As of the date of this report, those loans have not yet been repaid.

The interest expenses of the short-term loans for the three months ended June 30, 2019 and 2018 were $131,247 and $128,846, while for the six months ended June 30, 2019 and 2018 amounted to $262,494 and $256,827, respectively.

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

4)No extension of 1% Convertible Promissory Notes at the maturity date on April 1, 2016

On April 29, 2016, the Company received a reservation of rights letter from the note holders to reserve all of its powers, rights and privileges.

Convertible promissory notes, net as of June 30, 2019 and December 31, 2018 were as follows:

	As of June 30, 2019	As of December 31, 2018
Gross carrying value	$5,000,000	$5,000,000
Less: Allocated intrinsic value of beneficial conversion feature	-	-
Add: Accumulated amortization of debt discount	-	-
	5,000,000	5,000,000
Less: Current portion	-	-
Non-current portion	$5,000,000	$5,000,000

Interest Expense

The interest expenses of the 1% Convertible Promissory Notes for the three months ended June 30, 2019 and 2018 were $12,740 and $12,192, respectively, while for the six months ended June 30, 2019 and 2018 amounted to $25,068 and $24,657, respectively.

NOTE 8.                      COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. As of June 30, 2019, and December 31, 2018, the Company’s management is of the opinion that there are no commitments and contingencies to account for.

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

In March 2018, the Company entered into an escrow agent services agreement with an escrow agent. Pursuant to the agreement, the escrow agent was granted 1,750 shares for his services rendered for the six months ended June 30 2019. The Company issued 300 shares of par value of $1.5 per share and 1,450 shares of par value of $1.88 per share to the consultant for the six months ended June 30, 2019. In connection with this stock grants and in accordance with ASC Topic 718, the Company recognized $3,169 of non-cash stock-based compensation included in general and administrative expenses on the unaudited consolidated statements of operation for the six months ended June 30, 2019.

On March 15, 2018, the Company completed a private placement of 216,000 shares of restricted common stock at $0.4 per share. The transaction took place with 19 investors and generated gross proceeds of $86,400 for the period ended March 31, 2018.

On May 4, 2018, the Company completed a private placement of 292,000 shares of restricted common stock at either $0.5 or $0.6 per share. The transaction took place with 11 investors and generated gross proceeds of $170,733.3 for the three months ended June 30, 2018.

On March 28, 2019, the Company completed a private placements of 35,000 shares of restricted common stock at either $1.5 or $1.88 per share. The transaction took place with 9 investors and generated gross proceeds of $63,375 for the six months ended June 30, 2019.

NOTE 10.                  RELATED PARTY TRANSACTIONS

Except as set forth below, during the six months ended June 30, 2019 and 2018, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

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

NOTE 11.                  NET LOSS PER COMMON SHARE

Net loss per common share information for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Numerator:
Net loss attributable to NCN common stockholders	$(225,575)	$(127,951)	$(449,300)	$(371,028)
Denominator:
Weighted average number of shares outstanding, basic	8,769,013	8,495,175	8,751,552	8,301,561
Effect of dilutive securities	-	-	-	-
Options and warrants	-	-	-	-
Weighted average number of shares outstanding, diluted	8,769,013	8,495,175	8,751,552	8,301,561

Net loss per common share – basic and diluted	$(0.0257)	$(0.0151)	$(0.0513)	$(0.0447)

The diluted net loss per common share is the same as the basic net loss per common share for the three and six months ended June 30, 2019 and 2018 as all potential common shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. There were no securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because of anti-dilutive effect as of June 30, 2019 and 2018.

NOTE 12 GAIN FROM WRITE-OFF OF LONG-AGED DIRECTORS’ FEE PAYABLE

The Company’s directors considered the payment of the outstanding long-aged directors’ fees have not been claimed due to loss of contact and it is in the best interests of Company to write off the directors’ fee of the resigned directors. The Company’s directors have resolved that they are of the opinion that the obligation for future settlement of accrued long-aged directors’ fee payable are remote, therefore the related accruals have been written off for the three and six months ended June 30, 2018.

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

Recent Development

Completes Additional Private Placement

On March 15, 2018, Network CN Inc. (the “Company”), sold an aggregate of 216,000 shares of the Company’s common stock (the “Shares”) to 19 foreign investors (the “New Investors”) pursuant to the terms of a Common Stock Purchase Agreement between the Company and the New Investors, dated March 15, 2018. The purchase price paid by the New Investors for the Shares was $0.40 per Share for an aggregate sum of Eighty-Six Thousand and Four Hundred U.S. Dollars (US$86,400.00). Net proceeds from the financing have been used for general corporate purposes.

On May 4, 2018, Network CN Inc. (the “Company”), sold an aggregate of 292,000 shares of the Company’s common stock (the “Shares”) to 11 foreign investors (the “11 Investors”) pursuant to the terms of a Common Stock Purchase Agreement between the Company and the 11 Investors, dated May 4, 2018. The purchase price paid by the 11 Investors for the Shares was either $0.50 or $.60 per Share for an aggregate sum of one hundred and seventy thousand, seven hundred and thirty-three U.S. dollars and thirty cents (US$170,733). Net proceeds from the financing have been used for general corporate purposes.

On December 28, 2018, the Company sold an aggregate of 149,398 shares of the Company’s common stock (the “Shares”) to 16 foreign investors (the “16 Investors”) pursuant to the terms of a Common Stock Purchase Agreement between the Company and the 16 Investors, dated December 28, 2018. The purchase price paid by the 16 Investors for the Shares was either $0.77 or $2.00 per Share for an aggregate sum of one hundred and forty-nine thousand, five hundred and seventy-three U.S. dollars and thirty cents (US$149,573). Net proceeds from the financing have been used for general corporate purposes.

On March 28, 2019, the Company sold an aggregate of 35,000 shares of the Company’s common stock (the “Shares”) to 9 foreign investors (the “9 Investors”) pursuant to the terms of a Common Stock Purchase Agreement between the Company and the 9 Investors, dated March 28, 2019. The purchase price paid by the 9 Investors for the Shares was either $1.50 or $1.88 per Share for an aggregate sum of sixty-three thousand, three hundred and seventy-five U.S. dollars and thirty cents (US$63,375). Net proceeds from the financing have been used for general corporate purposes.

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

Comparison of Three Months Ended June 30, 2019 and June 30, 2018

General and Administrative Expenses – General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, employee bonuses and other staff welfare and benefits, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses). General and administrative expenses for the three months ended June 30, 2019 decreased by 5% to $81,588, as compared to $85,875 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to the decrease in salaries.

Gain from write-off of long aged directors’ fee payable – Gain from write-off of long aged directors’ fee payable for the three months ended June 30, 2018 was $107,500, compared to $nil for the three months ended June 30, 2019. We believe the obligation for future settlement for such long-aged payables is remote and therefore wrote them off.

Stock based compensation for services – Stock-based compensation for services is stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718, Stock-based Compensation, for services was $8,538 for the three months ended June 30, 2018. The decrease in the stock-based ompensation was mainly due no stock granted for services rendered during the three months ended June 30, 2019.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the three months ended June 30, 2019 increased to $143,987, or by 2%, as compared to $141,038 for the corresponding prior year period. The increase was mainly due to the increased in short term loans balance.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended June 30, 2019 and 2018, because the Company and all of its subsidiaries and variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $225,575 for the three months ended June 30, 2019, an increase of 76%, as compared to a net loss of $127,951 for the corresponding prior year period. The increase in net loss was mainly driven by no write-off of long aged directors’ fee payable.

Comparison of Six Months Ended June 30, 2019 and June 30, 2018

General and Administrative Expenses – General and administrative expenses for the six months ended June 30, 2019 decreased by 14% to $158,572, compared to $184,186 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to decrease of salaries.

Gain from write-off of long aged directors’ fee payable – Gain from write-off of long-aged directors’ fee payables for the six months ended June 30, 2018 was $107,500, compared to $nil for the six months ended June 30, 2019. We believe the obligation for future settlement for such long-aged payables is remote and therefore wrote them off.

Stock based compensation for services – Stock-based compensation for services is stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718, Stock-based Compensation, for services was $3,169 and $12,858 for the six months ended June 30, 2019 and 2018. The decrease in the stock-based compensation was mainly due to less stock had been granted for services rendered during the six months ended June 30, 2019.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the six months ended June 30, 2019 increased to $287,562, or by 2%, compared to $281,484 for the corresponding prior year period. The increase was mainly due to increase of short-term loan.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the six months ended June 30, 2019 and 2018 as the Company and all of its subsidiaries and its variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $449,300 for the six months ended June 30, 2019, compared to of $371,028 for the corresponding prior year period. The increase in net loss was primarily due no gain from write-off of long aged directors’ fee payable set off by the increase in interest expenses from short term loan.

Liquidity and Capital Resources

As of June 30, 2019, we had cash of $8,335, as compared to $22,684 as of December 31, 2018, a decrease of $14,349 with the decrease of proceeds from private placement.

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30, 2019	June 30, 2018
Net cash used in operating activities	$(77,499)	$(304,422)
Net cash provided by financing activities	63,375	306,734
Effect of exchange rate changes on cash	(225)	(143)
Net (decrease)/increase in cash	(14,349)	2,169
Cash, beginning of period	22,684	6,124
Cash, end of period	$8,335	$8,293

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2019 was $77,499, as compared to net cash used in operating activities amounting to $304,422 for the corresponding prior year period. This was mainly attributable to decrease in payments to suppliers during the six months ended June 30, 2019.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 and 2018 was $nil.

Financing Activities

Net cash provided by financing activities was $63,375 for the six months ended June 30, 2019, as compared to $306,734 for the corresponding prior year period. The decrease was mainly due to decrease in proceeds from private placements and proceeds from short-term loans for financing our operations during the six months ended June 30, 2019.

Short-term Loan

As of June 30, 2019, the Company recorded an aggregated amount of $2,916,600 short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. Up to the date of this report, those loans have not yet been repaid.

Capital Expenditures

During the three and six months ended June 30, 2019 and 2018, we did not acquire equipment.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of June 30, 2019:

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2019, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

We have not sold any equity securities during the quarter ended June 30, 2019 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *	Financial statements and footnotes of Network CN Inc. for the fiscal quarter ended June 30,2019, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T (furnished herewith)

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

Date: August 14, 2019	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Shirley Cheng
Shirley Cheng, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

