Form 10-Q
period 2019-09-30
NETWORK CN INC
filed 2019-11-14
CIK 934796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	NWCN	OTC market

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 13,2019 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	8,774,263

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

2

PART I

FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

NETWORK CN INC.

CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Note	As of September 30, 2019	As of December 31, 2018

ASSETS
Current Assets
Cash		$5,778	$22,684
Prepaid expenses and other current assets, net	4	101,250	100,254
Total Current Assets		107,028	122,938

Equipment, Net		658	1,316

TOTAL ASSETS		$107,686	$124,254

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	5	$4,597,295	$4,033,084
Short term loan	6	2,932,754	2,916,600
1% convertible promissory note due 2016, net	7	5,000,000	5,000,000
Total Current Liabilities		12,530,049	11,949,684

TOTAL LIABILITIES		12,530,049	11,949,684

COMMITMENTS AND CONTINGENCIES		-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-

Common stock, $0.001 par value, 26,666,667 shares authorized Shares issued and outstanding: 8,774,263 and 8,732,263 as of September 30, 2019 and December 31, 2018, respectively		8,773	8,731
Additional paid-in capital		124,209,441	124,133,095
Accumulated deficit		(138,344,472)	(137,671,203)
Accumulated other comprehensive income		1,703,895	1,703,947
TOTAL STOCKHOLDERS’ DEFICIT	8	(12,422,363)	(11,825,430)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$107,686	$124,254

See accompanying notes to unaudited consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

		Three Months Ended		Nine Months Ended
	Note	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
REVENUES
Advertising services		$-	$-	$-	$-

COST OF REVENUES
Cost of advertising services		-	-	-	-

GROSS LOSS		-	-	-	-

OPERATING EXPENSES
General and administrative		(78,856)	(80,896)	(237,428)	(265,082)
Stock based compensation for services		(469)	-	(3,638)	(12,858)
Total Operating Expenses		(79,325)	(80,896)	(241,066)	(277,940)

LOSS FROM OPERATIONS		(79,325)	(80,896)	(241,066)	(277,940)

OTHER INCOME
Gain from write-off of long aged directors’ fee payable	11	-	-	-	107,500
Interest income		-	-	3	-
Total Other Income		-	-	3	107,500

INTEREST AND OTHER DEBT- RELATED EXPENSES
Interest expense	6&7	(144,644)	(142,312)	(432,206)	(423,796)
Total Interest and Other Debt– Related Expenses		(144,644)	(142,312)	(432,206)	(423,796)

NET LOSS BEFORE INCOME TAXES		(223,969)	(223,208)	(673,269)	(594,236)
Income taxes	12	-	-	-	-
NET LOSS		$(223,969)	$(223,208)	$(673,269)	$(594,236)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss		173	(45)	(52)	(188)
Total other comprehensive loss		173	(45)	(52)	(188)

COMPREHENSIVE LOSS		$(223,796)	$(223,253)	$(673,321)	$(594,424)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	10	$(0.0255)	$(0.026)	$(0.0769)	$(0.071)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	10	8,771,638	8,575,395	8,758,340	8,393,842

See accompanying notes to unaudited consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(673,269)	$(594,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	658	1,042
Stock-based compensation for service	3,638	12,858
Gain from write-off of long aged directors’ fee payable	-	(107,500)

Changes in operating assets and liabilities:
Prepaid expenses and other current assets, net	(996)	(457)
Accounts payable, accrued expenses and other payables	564,211	367,808
Net cash used in operating activities	(105,758)	(320,485)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement	72,750	257,133
Proceeds from short-term loan	16,154	65,370
Net cash provided by financing activities	88,904	322,503

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(52)	(188)

NET (DECREASE)/INCREASE IN CASH	(16,906)	1,830

CASH, BEGINNING OF PERIOD	22,684	6,124

CASH, END OF PERIOD	$5,778	$7,954

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest paid	$44,387	$151,822

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

Details of the Company’s principal subsidiaries and variable interest entities as of September 30, 2019, are described in Note 3 – Subsidiaries and Variable Interest Entities.

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

On August 16, 2019, the Company sold 5,000 shares of the Company’s common stock (the “Shares”) to a foreign investor (the “Investor”) pursuant to the terms of a Common Stock Purchase Agreement between the Company and the Investor, dated August 16, 2019. The purchase price paid by the Investor for the Shares was $1.875 per Share for an aggregate sum of nine thousand three hundred and seventy-five U.S. dollars (US$9,375). Net proceeds from the financing have been used for general corporate purposes.

Going Concern

The Company has experienced recurring net losses of $673,269 and $594,236 for the nine months ended September 30, 2019 and 2018, respectively. Additionally, the Company has net cash used in operating activities of $105,784 and $320,485 for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, and December 31, 2018, the Company has stockholders’ deficit of $12,422,363 and $11,825,430, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2.                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The unaudited consolidated financial statements for the three and nine months ended September 30, 2019 and 2018 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments or a description of the nature and amount of any adjustments other than normal recurring adjustments) have been made which are necessary for a fair presentation of financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

(D) Cash

Cash includes cash on hand, cash accounts, and interest-bearing savings accounts placed with banks and financial institutions. For the purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents balance as of September 30, 2019 and December 31, 2018.

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

(F) Impairment of Long-Lived Assets

Long-lived assets, such as equipment, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows expected to be generated from the asset’s use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset calculated using a discounted cash flow analysis. There was no impairment of long-lived assets for the three and nine months ended September 30, 2019 and 2018.

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

The Company has yet to generate revenue from operations for the three and nine months ended September 30, 2019 and 2018.

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

The diluted net loss per share is the same as the basic net loss per share for the three and nine months ended September 30, 2019 and 2018, as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

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

NOTE 3.                   SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal subsidiaries and variable interest entities as of September 30, 2019 and December 31, 2018 were as follows:

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

Remarks:

1) Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.

NOTE 4.               PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of September 30, 2019 and December 31, 2018 were as follows:

	As of September 30, 2019	As of December 31, 2018
Prepaid expenses	$101,250	$100,000
Other deposits	-	254
Total	$101,250	$100,254

NOTE 5.               ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of September 30, 2019 and December 31, 2018 were as follows:

	As of September 30, 2019	As of December 31, 2018
Accrued staff benefit and related fees	$1,866,494	$1,737,179
Accrued professional fees	101,449	61,839
Accrued interest expenses	2,608,609	2,220,786
Other accrued expenses	18,011	13,280
Other payables	2,732	-
Total	$4,597,295	$4,033,084

NOTE 6.              SHORT-TERM LOANS

As of September 30, 2019, and December 31, 2018, the Company recorded an aggregated amount of $2,932,754 and $2,916,600 of short-term loans, respectively. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and are repayable on demand. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. As of the date of this report, those loans have not yet been repaid.

The interest expenses of the short-term loans for the three months ended September 30, 2019 and 2018 were $131,904 and $129,710, while for the nine months ended September 30, 2019 and 2018 amounted to $394,398 and $386,537, respectively.

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

4)No extension of 1% Convertible Promissory Notes at the maturity date on April 1, 2016

On April 29, 2016, the Company received a reservation of rights letter from the note holders to reserve all of its powers, rights and privileges.

Convertible promissory notes, net as of September 30, 2019 and December 31, 2018 were as follows:

	As of September 30, 2019	As of December 31, 2018
Gross carrying value	$5,000,000	$5,000,000
Less: Allocated intrinsic value of beneficial conversion feature	-	-
Add: Accumulated amortization of debt discount	-	-
	5,000,000	5,000,000
Less: Current portion	-	-
Non-current portion	$5,000,000	$5,000,000

Interest Expense

The interest expenses of the 1% Convertible Promissory Notes for the three months ended September 30, 2019 and 2018 were $12,740 and $12,602, respectively, while for the nine months ended September 30, 2019 and 2018 amounted to $37,808 and $37,259, respectively.

NOTE 8.                  STOCKHOLDERS’ DEFICIT

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

In March 2018, the Company entered into an escrow agent services agreement with an escrow agent. Pursuant to the agreement, the escrow agent was granted 1,750 shares for his services rendered for the nine months ended September 30 2019. The Company issued 300 shares of par value of $1.5 per share, 1,450 shares of par value of $1.88 per share and 250 shares of par value $1,875 per shares to the consultant for the nine months ended September 30, 2019. In connection with this stock grants and in accordance with ASC Topic 718, the Company recognized $469 and $3,638 of non-cash stock-based compensation included in general and administrative expenses on the unaudited consolidated statements of operation for the three and nine months ended September 30, 2019.

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

On March 28, 2019, the Company completed a private placement of 35,000 shares of restricted common stock at either $1.5 or $1.88 per share. The transaction took place with 9 investors and generated gross proceeds of $63,375 for the six months ended June 30, 2019.

On August 16, 2019, the Company completed a private placement of 5,000 shares of restricted common stock at $1.875 per share. The transaction took place with an investor and generated gross proceeds of $9,375 for the nine months ended September 30, 2019.

NOTE 9.                  RELATED PARTY TRANSACTIONS

Except as set forth below, during the nine months ended September 30, 2019 and 2018, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

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

NOTE 10.                  NET LOSS PER COMMON SHARE

Net loss per common share information for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Numerator:
Net loss attributable to NCN common stockholders	$(223,969)	$(223,208)	$(673,269)	$(594,236)
Denominator:
Weighted average number of shares outstanding, basic	8,771,638	8,575,395	8,758,340	8,393,842
Effect of dilutive securities	-	-	-	-
Options and warrants	-	-	-	-
Weighted average number of shares outstanding, diluted	8,771,638	8,575,395	8,758,340	8,393,842

Net loss per common share – basic and diluted	$(0.0255)	$(0.026)	$(0.0769)	$(0.071)

The diluted net loss per common share is the same as the basic net loss per common share for the three and nine months ended September 30, 2019 and 2018 as all potential common shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. There were no securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because of anti-dilutive effect as of September 30, 2019 and 2018.

NOTE 11.                GAIN FROM WRITE-OFF OF LONG-AGED DIRECTORS’ FEE PAYABLE

The Company’s directors considered the payment of the outstanding long-aged directors’ fees have not been claimed due to loss of contact and it is in the best interests of Company to write off the directors’ fee of the resigned directors. The Company’s directors have resolved that they are of the opinion that the obligation for future settlement of accrued long-aged directors’ fee payable are remote, therefore the related accruals have been written off for the nine months ended September 30, 2018.

NOTE 12.                INCOME TAXES

Income is subject to taxation in various countries in which the Company and its subsidiaries operate or are incorporated. The loss before income taxes by geographical locations for the three and nine months ended September 30, 2019 and 2018 were summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Consolidated and unaudited)		(Consolidated and unaudited)

United States	$45,247	$42,267	$136,941	$48,106
Foreign	178,722	180,941	536,328	54,6130
	$223,969	$223,208	$673,269	$594,236

Other than the United States, the Company is subject to taxation in Hong Kong and PRC. Under Hong Kong tax laws, deferred tax assets are recognized for tax loss carried forward to the extent that the realization of the related tax benefit through future taxable profits is probable. These tax losses do not expire under current Hong Kong tax legislation. Under PRC tax laws, tax losses may be carried forward for 5 years and no carry-back is allowed. At September 30, 2019 the Company does not have available tax losses in the Hong Kong and PRC to utilize for future taxable profits.

At September 30, 2019, the Company had an unused net operating loss carryforward of approximately $21,604,203 for income tax purposes, which expires between 2024 and 2038. This net operating loss carryforward may result in future income tax benefits of approximately $4,536,883 however, because realization is uncertain at this time, a valuation allowance in the same amount has been established. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets of September 30, 2019 and December 31, 2018 are as follows:

	September 30,	December 31,
	2019	2018
Deferred tax liabilities	$-	$-
Deferred tax assets:
Effect of net operating loss carried forward	4,536,883	4,506,235
Less: valuation allowance	(4,536,883)	4,506,235
Net deferred tax assets	$-	$-

Movement of valuation allowance:

	September 30,	December 31,
	2019	2018

At the beginning of the year	$4,506,235	$4,495,007
Additions	30,648	11,228
At the end of the period/year	$4,536,883	$4,506,235

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

On August 16, 2019, the Company sold 5,000 shares of the Company’s common stock (the “Shares”) to a foreign investor (the “Investor”) pursuant to the terms of a Common Stock Purchase Agreement between the Company and the Investor, dated August 16, 2019. The purchase price paid by the Investors for the Shares was $1.875 per Share for an aggregate sum of nine thousand three hundred and seventy-five U.S. dollars (US$9,375). Net proceeds from the financing have been used for general corporate purposes.

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

Comparison of Three Months Ended September 30, 2019 and September 30, 2018

General and Administrative Expenses – General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, employee bonuses and other staff welfare and benefits, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses). General and administrative expenses for the three months ended September 30, 2019 decreased by 3% to $78,856, as compared to $80,896 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to the decrease in salaries.

Stock based compensation for services – Stock-based compensation for services is stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718, Stock-based Compensation, for services was $469 for the three months ended September 30, 2019. The increase in the stock-based compensation was mainly due stock granted for services rendered during the three months ended September 30, 2019.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the three months ended September 30, 2019 increased to $144,644, or by 2%, as compared to $142,312 for the corresponding prior year period. The increase was mainly due to the increased in short term loans balance.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended September 30, 2019 and 2018, because the Company and all of its subsidiaries and variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $223,969 for the three months ended September 30, 2019, no significant change, as compared to a net loss of $223,208 for the corresponding prior year period.

Comparison of Nine Months Ended September 30, 2019 and September 30, 2018

General and Administrative Expenses – General and administrative expenses for the nine months ended September 30, 2019 decreased by 10% to $237,428, compared to $265,082 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to decrease of salaries.

Gain from write-off of long aged directors’ fee payable – Gain from write-off of long-aged directors’ fee payables for the nine months ended September 30, 2018 was $107,500, compared to $nil for the nine months ended September 30, 2019. We believe the obligation for future settlement for such long-aged payables is remote and therefore wrote them off.

Stock based compensation for services – Stock-based compensation for services is stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718, Stock-based Compensation, for services was $3,638 and $12,858 for the nine months ended September 30, 2019 and 2018. The decrease in the stock-based compensation was mainly due to less stock had been granted for services rendered during the nine months ended September 30, 2019.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the nine months ended September 30, 2019 increased to $432,206, or by 2%, compared to $423,796 for the corresponding prior year period. The increase was mainly due to increase of short-term loan.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the nine months ended September 30, 2019 and 2018 as the Company and all of its subsidiaries and its variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $673,269 for the nine months ended September 30, 2019, compared to of $594,236 for the corresponding prior year period. The increase in net loss was primarily due the increase in interest expenses from short term loan.

Liquidity and Capital Resources

As of September 30, 2019, we had cash of $5,778, as compared to $22,684 as of December 31, 2018, a decrease of $16,906 with the decrease of proceeds from private placement.

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30, 2019	September 30, 2018
Net cash used in operating activities	$(105,758)	$(320,485)
Net cash provided by financing activities	88,904	322,503
Effect of exchange rate changes on cash	(52)	(188)
Net (decrease)/increase in cash	(16,906)	1,830
Cash, beginning of period	22,684	6,124
Cash, end of period	$5,778	$7,954

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2019 was $105,758, as compared to net cash used in operating activities amounting to $320,485 for the corresponding prior year period. This was mainly attributable to decrease in payments to suppliers during the nine months ended September 30, 2019.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 and 2018 was $nil.

Financing Activities

Net cash provided by financing activities was $88,904 for the nine months ended September 30, 2019, as compared to $322,503 for the corresponding prior year period. The decrease was mainly due to decrease in proceeds from private placements and proceeds from short-term loans for financing our operations during the nine months ended September 30, 2019.

Short-term Loan

As of September 30, 2019, the Company recorded an aggregated amount of $2,932,754 short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. Up to the date of this report, those loans have not yet been repaid.

Capital Expenditures

During the three and nine months ended September 30, 2019 and 2018, we did not acquire equipment.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of September 30, 2019:

	Payments due by period
	Total	Due in 2019	Due in 2018 – 2019	Due in 2019-2020	Thereafter
Debt Obligations (a)	$5,000,000	$5,000,000	$-	$-	$-
Short Term Loan (b)	2,932,754	2,932,754	-	-	-

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2019, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

We have not sold any equity securities during the quarter ended September 30, 2019 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *	Financial statements and footnotes of Network CN Inc. for the fiscal quarter ended September 30,2019, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T (furnished herewith)

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

Date: November 14, 2019	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Shirley Cheng
Shirley Cheng, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

