Form 10-K
period 2019-12-31
NETWORK CN INC
filed 2020-03-30
CIK 934796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐	Smaller reporting company ☑
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

As of June 30, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $2,620,000.

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 27, 2020 is as follows:

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

Issuance of Convertible Promissory Note

On January 14, 2020, the Company entered into a Subscription Agreement with Tsang Wai Yee Terri (“the Subscriber”) under which the Subscriber agreed to purchase the 1% Senior Unsecured Convertible Note Agreement from the Company for an agreement purchase price of six hundred and forty-five thousand US Dollars ($645,000). On the same date, the Company signed the 1% Senior Unsecured Convertible Note Agreement under which the Company may sell and issue to the Subscriber up to an aggregate maximum amount of $645,000 in principal amount of Convertible Notes prior to January 13, 2025. The Convertible Promissory Notes issued to the Investor are convertible at the holder’s option into shares of Company common stock at $1.00 per share.

Identification of New projects

The Company has actively explored new projects in order to improve our financial performance. On January 20, 2020, the Company entered into a Letter of Intent with Earthasia Worldwide Holdings Limited (the “Seller”) that the Company will acquire 100% of the Seller’s issued and outstanding stock owned by the shareholders of the Seller and the Seller will become a wholly owned subsidiary of the Company.

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

Our Services

During the fiscal years ended December 31, 2019 and 2018, we did not provide any services.

Our Suppliers

In some of our current and past media projects, we are responsible for installing advertising panels and billboards. We design the shape of our advertising panels and billboards according to the terms approved in the relevant PRC governmental documents. We identify suppliers of component parts used in our advertising panels and contract assembly of our advertising panels to third-party contract assemblers who assemble our advertising panels according to our specification. We select component suppliers based on price and quality. During the fiscal years ended December 31, 2019 and 2018, we did not install any advertising panels and billboards and no rights contracts were signed in 2019 and 2018.

Our Customers

Our customers include large international and domestic brand name customers. Our operations were negatively affected by a variety of factors including slower economic growth in PRC, slower than expected consumer acceptance of the digital form of advertising media and customers continued to be cost-conscious in their advertising budget. To address these unfavorable market conditions, we implement cost-cutting measures with reductions in our workforce in particular the direct sales force. The reduced selling power and strong competition from other media companies resulted in the Company having no customer for 2019 and 2018.

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

Our Intellectual Property

As of March 27, 2020, we do not have any registered trademarks, copyrights, licenses or patent rights.

Our Research and Development

No material costs have been incurred on research and development activities for the fiscal years 2019 and 2018. We do not expect to incur significant research and development costs in the coming future.

Employees

As of December 31, 2019, the Company and its subsidiaries and variable interest entities had approximately 2 employees at our office located at Hong Kong, all of which are full-time employees.

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

	Closing Prices (1)
	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2019:
Fourth Quarter	$0.50	$0.23
Third Quarter	$0.57	$0.43
Second Quarter	$0.90	$0.65
First Quarter	$0.75	$0.68

FISCAL YEAR ENDED DECEMBER 31, 2018:
Fourth Quarter	$1.60	$1.00
Third Quarter	$1.80	$1.60
Second Quarter	$1.60	$0.40
First Quarter	$0.52	$0.15

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.bloomberg.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 27, 2020, the Company had approximately 197 stockholders of record and 8,774,263 shares of common stock were issued and outstanding. Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

No repurchases of our common stock were made during our fiscal year ended December 31, 2019.

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

There was no advertising revenue for the years ended December 31, 2019 and 2018. Our net loss was $893,701 and $818,202 for the years ended December 31, 2019 and 2018 respectively. The Company will continually explore new media projects in order to provide a wider range of media and advertising services, rather than focusing primarily on LED media.

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

Issuance of Convertible Promissory Note

On January 14, 2020, the Company entered into a Subscription Agreement with Tsang Wai Yee Terri (“the Subscriber”) under which the Subscriber agreed to purchase the 1% Senior Unsecured Convertible Note Agreement from the Company for an agreement purchase price of six hundred and forty-five thousand US Dollars ($645,000). On the same date, the Company signed the 1% Senior Unsecured Convertible Note Agreement under which the Company may sell and issue to the Subscriber up to an aggregate maximum amount of $645,000 in principal amount of Convertible Notes prior to January 13, 2025. The Convertible Promissory Notes issued to the Investor are convertible at the holder’s option into shares of Company common stock at $1.00 per share.

Identification of Potential Projects

The Company has actively explored new projects in order to improve our financial performance. On January 20, 2020, the Company entered into a Letter of Intent with Earthasia Worldwide Holdings Limited (the “Seller”) that the Company will acquire 100% of the Seller’s issued and outstanding stock owned by the shareholders of the Seller and the Seller will become a wholly owned subsidiary of the Company.

Results of Operations

Comparison of Years Ended December 31, 2019 and 2018.

General and Administrative Expenses. General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses. General and administrative expenses for the year ended December 31, 2019 decreased by 7.4% to $313,476, compared to $338,482 for the year ended December 31, 2018. The decrease in general and administrative expenses was mainly due to decrease of headcount for the year ended December 31, 2019.

Gain from write-off of long aged directors’ fee payable – – Gain from write-off of long-aged directors’ fee payables for the years ended December 31, 2019 and 2018 was $nil and $107,500, respectively. We believe the obligation for future settlement for such long-aged payables is remote and therefore wrote them off.

Stock based compensation for services – Stock-based compensation for services is stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718. Stock-based compensation for services for the year ended December 31, 2019 was $3,638 compared to $20,337 for the year ended December 31, 2018. The decrease in the stock-based compensation was mainly due to more stock have been granted for services rendered for private placement for the year ended December 31, 2018.

Interest and Other Debt-Related Expenses. Interest and other debt-related expenses for the year ended December 31, 2019 increased to $576,590 or by 1.7%, compared to $566,885 for the year ended December 31, 2017. The increase was due to the increased balance of the short-term loans.

Income Taxes. The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded for the years ended December 31, 2019 and 2018 as the Company and all of its subsidiaries and variable interest entities operated at a tax loss in fiscal 2019 and 2018.

Net Loss. The Company incurred a net loss of $893,701 for the year ended December 31, 2019, an increase of 9.23% compared to a net loss of $818,202 for the year ended December 31, 2018. The increase in net loss was primarily due to no gain from write-off of long aged directors’ fee payable for the year ended December 31, 2019.

Liquidity and Capital Resources

Cash Flows

As of December 31, 2019, current assets were $105,510 and current liabilities were $12,748,720. Cash as of December 31, 2019 was $5,510 compared to $22,684 as of December 31, 2018, a decrease of $17,174. The decrease was due to increase payment of expenses during the year ended December 2019.

The following table sets forth a summary of our cash flows for the periods indicated:

	Years ended December 31,
	2019	2018
Net cash used in operating activities	$(125,060)	$(484,127)
Net cash used in investing activities	-	-
Net cash provided by financing activities	107,915	500,871
Effect of exchange rate changes on cash	(29)	(184)
Net (decrease) increase in cash	(17,174)	16,560
Cash at the beginning of year	22,684	6,124
Cash at the end of year	$5,510	$22,684

Operating Activities

Net cash used in operating activities for the year ended December 31, 2019 was $125,060, as compared with $484,127 for the year ended December 31, 2018, a decrease of $359,067. The decrease in net cash used in operating activities was mainly attributable the decrease payment to administrative service providers and payment for interest for short term loan.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2019 and 2018 was $nil.

Financing Activities

Net cash provided by financing activities was $107,915 for the year ended December 31, 2019, as compared with $500,871 for the year ended December 31, 2018. The decrease was mainly due to decrease in proceeds from private placement and proceeds from short-term loans for financing our operations for the year ended December 31, 2019.

Short-term Loans

As of December 31, 2019, the Company recorded an aggregated amount of $2,951,765 of short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and repayable on demand. Up to the date of this report, those loans have not yet been repaid.

As of December 31, 2018, the Company recorded an aggregated amount of $2,916,600 of short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and repayable on demand. Up to the date of this report, those loans have not yet been repaid.

Capital Expenditures

No acquisition of assets during the years ended December 31, 2019 and 2018.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of December 31, 2019:

	Payments due by period
	Total	Due in 2019	Due in 2020 – 2021	Due in 2022-2023	Thereafter
Debt Obligations (a)	$5,000,000	$5,000,000	$-	$-	$-
Short Term Loan (b)	2,951,765	2,951,765	-	-	-

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

When equipment is retired or otherwise disposed of, the related cost, accumulated depreciation and provision for impairment loss, if any are removed from the respective accounts, and any gain or loss is reflected in the consolidated statements of operations and comprehensive loss. Repairs and maintenance costs on equipment are expensed as incurred.

Impairment of Long-Lived Assets –Long-lived assets, such as equipment, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows expected to be generated from the asset’s use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset calculated using a discounted cash flow analysis. There was no impairment of long-lived assets for the years ended December 31, 2019 and 2018.

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

The Company did not generate any revenue for the years ended December 31, 2019 and 2018.

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

Foreign Currency Translation –The assets and liabilities of the Company’s subsidiaries and variable interest entities denominated in currencies other than U.S. dollars are translated into U.S. dollars using the applicable exchange rates at the balance sheet date. For consolidated statements of operations and comprehensive loss’ items, amounts denominated in currencies other than U.S. dollars were translated into U.S. dollars using the average exchange rate during the year. Equity accounts were translated at their historical exchange rates. Net gains and losses resulting from translation of foreign currency on consolidated financial statements are included in the statements of stockholders’ equity as accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are reflected in the consolidated statements of operations and comprehensive loss.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as of December 31, 2019, in accordance with Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on and as a result of this evaluation, our Chief Executive Officer and our Chief Financial Officer have determined that as of the end of the period covered by this annual report, our disclosure controls and procedures were effective.

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

Our management, with the participation and under the supervision of our Chief Executive Officer, Earnest Leung and our Chief Financial Officer, Shirley Cheng, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, Dr. Leung and Ms. Cheng determined that our internal control over financial reporting was effective as of December 31, 2019.

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

Name	Age	Position	Director Since

Earnest Leung	63	Chief Executive Officer and Chairperson of the Board	2009
Shirley Cheng	41	Chief Financial Officer, Corporate Secretary and Director	2015
Wong Wing Kong	53	Director	2015

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during fiscal 2019, all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements.

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

In early 2019, the Audit Committee has reviewed and discussed with management and the independent auditors the audited consolidated financial statements in the Company’s 2019 Annual Report on Form 10-K. Management represented to the Audit Committee that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles. The Audit Committee discussed with the independent auditors’ matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees”.

The Company’s independent auditors also provided to the Audit Committee the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditors’ communications with the Audit Committee concerning independence. The Audit Committee discussed with the independent auditors their independence.

Based on the Audit Committee’s discussions with management and the independent auditors, and the Audit Committee’s review of the Company’s audited consolidated financial statements, representation of management and the report of the independent auditors to the Audit Committee, the Audit Committee recommended that the Board of Directors include the audited consolidated financial statements in the Company’s 2019 Annual Report on Form 10-K filed with the SEC.

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

Persons Covered

As of December 31, 2019, there were only two Executive Officers including Chief Executive Officer and Chief Financial Officer in the Company. The Company’s Chief Executive Officer and Chief Financial Officer during fiscal year 2019 and the Company’s executive officer as of December 31, 2019, or the Named Executive Officers are set forth below:

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

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid during fiscal years 2019 and 2018, to the Named Executive Officers:

Name and Principal Position	Year	Salary ($)	(1) Bonus ($)	(2) Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(3) All Other Compensation ($)	Total ($)
Earnest Leung, Chief Executive Officer and Director	2019	-	-	-	-	-	-	-	-
	2018	-	-	-	-	-	-	-	-

Shirley Cheng Chief Financial Officer and Corporate Secretary	2019	12,308	-	-	-	-	-	615	12,923
	2018	12,308	-	-	-	-	-	615	12,923

______

(1)	No bonus was paid to the Named Executive Officers in fiscal 2019 and 2018. The amounts reflected the salary paid to the Executives during each of fiscal years. The Company withheld 12 months’ salary payment for Dr. Leung during the fiscal years ended December 31, 2019 and 2018 respectively.

(2)	As required by SEC rules, amounts in the column “Stock Awards” present the aggregate grant date fair value of awards made each year computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ 718 Compensation—Stock Compensation (“FASB ASC 718”). The grant date fair value of each of the executives’ award is measured based on the closing price of our common stock on the date of grant.

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

The aggregate number of stock awards vested to each of the Named Executive Officers for his/her service rendered in each fiscal period was summarized as follows:

Named Executive Officer	2019	2018
Earnest Leung	-	-
Shirley Cheng	-	-

As of December 31, 2019, all the above stocks were issued to each of Named Executive Officers.

(3)	All other compensation only represents the followings:

(a) A monthly contribution paid by the Company into a mandatory provident fund for the benefit of each of the Named Executive Officers;

(b) Monthly cash allowance of HK$40,000 (approximately $5,128) paid to Dr. Earnest Leung. The Company withheld 12 months’ cash allowance payment for Dr. Leung during the fiscal years ended December 31, 2019 and 2018 respectively; and

(c) Income tax reimbursement paid to Dr. Earnest Leung during each fiscal year. As of December 31, 2019, the accrued income tax reimbursement to Dr. Leung and Ms. Cheng was $240,522 and $nil respectively.

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

Grants of Plan-Based Awards

The following table sets forth information regarding grants of awards to the Named Executive Officers during the year ended December 31, 2019:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#) (1)		Exercise or Base Price of Option Awards ($/share)		Grant Date Fair Value of Stock and Options Awards		Closing Price on Grant Date ($/share)
Earnest Leung	-		-		-		-		-		-
Shirley Cheng	-		-		-		-		-		-

No stock awards were granted to the Company’s Named Executive Officers during fiscal year 2019.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the equity awards outstanding at December 31, 2019 for each of the named executive officers.

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

Director Compensation

Overview

All the compensation packages for each of directors are proposed by the Remuneration Committee and approved by the Board of Directors. Director compensation packages in 2019 generally consist of cash compensation and long-term incentive equity compensation.

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

For the service periods from January 2017 to December 2019, both the employee directors and non-employee directors were entitled to a monthly cash compensation of $1,000. The Company withheld 12 monthly cash compensation during the fiscal year ended December 31, 2019.

 The following table provides information about the compensation earned by directors who served during fiscal year 2019:

Name of director(3)	Fees Earned or Paid(1) in Cash ($)	Stock Awards(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)
Earnest Leung	-	-	-	-	-	-	-
Shirley Cheng	-	-	-	-	-	-	-
Wong Wing Kong *	-	-	-	-	-	-	-

*Non-employee directors

______

(1)   For the service periods from January 2019 to December 2019, both the employee directors and non-employee directors were entitled to a monthly cash compensation of $1,000. The Company withheld 12 monthly cash compensation during the fiscal year ended December 31, 2019.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2019 with respect to compensation plans, under which securities are authorized for issuance, aggregated as to (i) compensation plans previously approved by security holders, and (ii) compensation plans not previously approved by security holders.

Equity Compensation Plan Information

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights (A)	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights (B)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (A)) (C)
Equity compensation plans approved by security holders	-	-	281,503(1)

Total	-	-	281,503

(1)	We reserved 40,000 shares for issuance under our 2004 Stock Incentive Plan, of which 13,333 shares are still available for issuance as of December 31, 2019. We reserved 2,680,000 shares for issuance under our Amended and Restated 2007 Equity Incentive Plan of which 268,170 are still available for issuance as of December 31, 2019. See below subsection - " Equity Incentive Plans" for more information about the plan.

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

As of December 31, 2019, 2,411,830 shares have been issued under the plan and 268,170 shares remain available for issuance. No options, warrants or other rights to acquire shares of our common stock have been granted or are outstanding under the plan.

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

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth information as of March 27, 2020, regarding the beneficial ownership of our common stock (a) by each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) by each of the Company’s officers and directors; (c) and by the Company’s officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. Unless otherwise identified, the address of the directors and officers of the Company listed above is 3/F., D. J. Securities Building, 171 Hoi Bun Road, Kwun Tong, Kowloon, Hong Kong.

Title of Class	Name and Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership (1)	Percent of Class (4)
Common Stock	Earnest Leung	CEO and Director	4,049,170 (2)	37.5
Common Stock	Shirley Cheng	CFO and director	-	-
Common Stock	Wong Wing Kong	Director	-	-
All Officers and Directors as a group (3 persons named above)			4,049,170
Common Stock	Keywin Holdings Limited (5) 3/F., D. J. Securities Building, 171 Hoi Bun Road, Kwun Tong, Kowloon, Hong Kong	5% Security Holder	3,629,663 (3)	33.6

Common Stock	Sino Portfolio International Ltd(6) 3104 -7, 31/F, Central Plaza, 18 Harbour Road, Hong Kong	5% Security Holder	1,835,753	17.0

Common Stock	Ip Yu Chark 3/F., D. J. Securities Building, 171 Hoi Bun Road, Kwun Tong, Kowloon, Hong Kong	5% Security Holder	873,674	8.1

Total Shares Owned by Persons Named above			6,758,597

______

(1)  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)  Includes 1,609,461 shares held by Keywin Holdings Limited of which Dr. Earnest Leung is the director and also an option for Keywin Holdings Limited to purchase an aggregate of 2,020,202 shares of the Company’s common stock, exercisable for an aggregate purchase price of $2,000,000 by January 1, 2022.

(3) Includes an option to purchase an aggregate of 2,020,202 shares of the Company’s common stock, exercisable for an aggregate purchase price of $2,000,000 by January 1, 2022.

(4)  A total of 8,774,263 shares of our common stock outstanding are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 27, 2020. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

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

On July 1, 2009, the Company and Keywin, of which the Company’s chief executive officer and director is the director and his spouse is the sole shareholder, entered into an Amendment, pursuant to which the Company agreed to extend the exercise period for the Keywin Option under the Note Exchange and Option Agreement between the Company and Keywin, to purchase an aggregate of 1,637,522 shares of our common stock for an aggregate purchase price of $2,000,000, from a three-month period ended on July 1, 2009, to a six-month period ended October 1, 2009. The exercise period for the Keywin option was subsequently further extended to a nine-month period ended January 1, 2010, pursuant to the Second Amendment. On January 1, 2010, the Company and Keywin entered into the third Amendment, pursuant to which the Company agreed to further extend the exercise period to an eighteen-month period ended on October 1, 2010, and provide the Company with the right to unilaterally terminate the exercise period upon 30 days’ written notice. On September 30, 2010, the exercise price was extended at various times from September 1, 2010 to December 31, 2017 and the Keywin Option was further extended to a one hundred and twenty-nine-month period ending on January 1, 2020 and the exercise price changed to $0.99. On December 31, 2019, the latest exercise period for the Keywin Option was further extended to a hundred and fifty-three-month period ending on January 1, 2022.

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

Union Power Hong Kong Certified Public Accountants is our Principal Independent Registered Public Accountants engaged to audit our financial statements for the fiscal years ended December 31, 2019 and 2018. The following table shows the fees that we paid or accrued for the audit and other services provided by Union Power Hong Kong Certified Public Accountants Limited, for the fiscal years ended December 31, 2019 and 2018.

Fee Category	2019	2018
Audit Fees	$35,000	$34,000
Audit-Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

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

All services provided by Union Power Hong Kong Certified Public Accountants Limited during the fiscal years ended December 31, 2019 and 2018 were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements are filed as a part of this Form 10-K:

(i)	Reports of Independent Registered Public Accounting Firms
(ii)	Consolidated Balance Sheets as of December 31, 2019 and 2018
(iii)	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2019 and 2018
(iv)	Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2019 and 2018
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018
(vi)	Notes to Consolidated Financial Statements

(b) The following Exhibits are filed as part of this Annual Report on Form 10-K:

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Amended And Restated Certificate Of Incorporation
3.2	Amended and Restated By-Laws, adopted on January 10, 2006
3.3	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 27, 2009
3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on September 16, 2011
3.5	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on September 16, 2011
4.1	Form of Registrant’s Common Stock Certificate
4.2	Form of Registrant’s Common Stock Certificate
4.3	Form of Warrant, in connection with 3% Convertible Promissory Notes and Warrants
4.4	TEDA Travel Group, Inc. 2004 Stock Incentive Plan, effective on April 16, 2004
4.5	2007 Stock Option/Stock Issuance Plan, effective on April 6, 2007
4.6	Form of Note 1% Senior Unsecured Convertible Promissory Note, dated April 2, 2009
4.7	Registration Rights Agreement, in connection with debt restructuring, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited and Keywin Holdings Limited
4.8	Network CN Inc. Amended and Restated 2007 Equity Incentive Plan
4.9	Form of Note 1% Senior Unsecured Convertible Promissory Note, dated April 2, 2012
4.10	Network CN Inc. Second Amended and Restated 2007 Equity Incentive Plan
4.11	Network CN Inc. Third Amended and Restated 2007 Equity Incentive Plan
10.1	Registration Rights Agreement, dated November 19, 2007, by and among (i) Network CN Inc., Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited and Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P.
10.2	Note Exchange Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P.
10.3	Note Exchange and Option Agreement, dated April 2, 2009, between the Company and Keywin Holdings Limited.
10.4	Letter Agreement and Termination of Investor Rights Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd., OZ Global Special Investments Master Fund, L.P. and Keywin Holdings Limited.
10.5	Employment Agreement, dated July 15, 2009, between the Company and Earnest Leung.
10.6	Employment Agreement, dated July 15, 2009, between the Company and Godfrey Hui.
10.7	Amendment No. 1 to Note Exchange and Option Agreement, dated July 1, 2009, between Keywin Holdings Limited and the Company.
10.8	Amendment No. 2 to Note Exchange and Option Agreement dated September 30, 2009, between Keywin Holding Limited and the Company.
10.9	Amendment No. 3 to Note Exchange and Option Agreement, dated January 1, 2010, between Keywin Holding Limited and the Company
10.10	Amendment No. 4 to Note Exchange and Option Agreement, dated September 30, 2010, between Keywin Holding Limited and the Company
10.11	Amendment No. 5 to Note Exchange and Option Agreement, dated June 1, 2011, between Keywin Holding Limited and the Company
10.12	Amendment No. 6 to Note Exchange and Option Agreement, dated December 30, 2011, between Keywin Holding Limited and the Company
10.13	Amendment No. 7 to Note Exchange and Option Agreement, dated June 28, 2012, between Keywin Holding Limited and the Company
10.14	Amendment No.8 to Note Exchange and Option Agreement, dated December 28, 2012, between Keywin Holding Limited and the Company
10.15	Amendment No.9 to Note Exchange and Option Agreement, dated December 31, 2013, between Keywin Holding Limited and the Company
10.16	Amendment No.10 to Note Exchange and Option Agreement, dated December 12, 2014, between Keywin Holding Limited and the Company
10.17	Amendment No.11 to Note Exchange and Option Agreement, dated December 31, 2015, between Keywin Holdings Limited and the Company

10.18	Amendment No.12 to Note Exchange and Option Agreement, dated December 31, 2015, between Keywin Holdings Limited and the Company
10.19	Amendment No.13 to Note Exchange and Option Agreement, dated December 31, 2015, between Keywin Holdings Limited and the Company*
10.20	Exclusive Management Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Bona and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu
10.21	Exclusive Technology Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Bona and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu
10.22	Equity Pledge Agreement dated January 1, 2008, between Lianhe and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu
10.23	Option Agreement dated January 1, 2008, between Lianhe and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu
10.24	Exclusive Management Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu
10.25	Exclusive Technology Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu
10.26	Equity Pledge Agreement dated January 1, 2008, between Lianhe and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu
10.27	Option Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu
10.28	Agreement in connection with the transfer of operation from Quo Advertising to Yi Gao dated January 1, 2010, by and among Quo Advertising, Linkrich Enterprise, Mr. Hao Da Yong, Ms. Shen Xiao Zhou, Ms. Kang Qian and Ms. Ying Zhen Zhen
10.29	Declaration of Trust in connection with Quo Advertising holding 30% equity interest of Yi Gao on behalf of Linkrich Enterprise dated January 1, 2010
10.30	Consultancy Agreement in connection with debt restructuring dated December 1, 2008, between NCN Group Ltd and Statezone Limited
10.31	Sino-Foreign Cooperative Joint Venture Agreement for Yi Gao Shanghai Advertising Limited dated January 1, 2009, between Quo Advertising and Linkrich Enterprise
14.1	Code of Business Conduct and Ethics for Network CN Inc. as approved and amended by the Board of Directors as of September 1, 2007 and September 29, 2008 respectively
21.1	Subsidiaries of the registrant.*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______

 * Filed herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK CN INC

	By:	/s/ Earnest Leung
Earnest Leung
Chief Executive Officer
(Principal Executive Officer)
Date: March 30, 2020

	By:	/s/ Shirley Cheng
Shirley Cheng
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: March 30, 2020

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Earnest Leung	Chief Executive Officer and Director	March 30, 2020
Earnest Leung	(Principal Executive Officer)

/s/ Shirley Cheng	Chief Financial Officer and Director	March 30, 2020
Shirley Cheng	(Principal Financial and Accounting Officer)

/s/ Wong Wing Kong	Director	March 30, 2020
Wong Wing Kong

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Amended And Restated Certificate Of Incorporation
3.2	Amended and Restated By-Laws, adopted on January 10, 2006
3.3	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 27, 2009
3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on September 16, 2011
3.5	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on September 16, 2011
4.1	Form of Registrant’s Common Stock Certificate
4.2	Form of Registrant’s Common Stock Certificate
4.3	Form of Warrant, in connection with 3% Convertible Promissory Notes and Warrants
4.4	TEDA Travel Group, Inc. 2004 Stock Incentive Plan, effective on April 16, 2004
4.5	2007 Stock Option/Stock Issuance Plan, effective on April 6, 2007
4.6	Form of Note 1% Senior Unsecured Convertible Promissory Note, dated April 2, 2009
4.7	Registration Rights Agreement, in connection with debt restructuring, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited and Keywin Holdings Limited
4.8	Network CN Inc. Amended and Restated 2007 Equity Incentive Plan
4.9	Form of Note 1% Senior Unsecured Convertible Promissory Note, dated April 2, 2012
4.10	Network CN Inc. Second Amended and Restated 2007 Equity Incentive Plan
4.11	Network CN Inc. Third Amended and Restated 2007 Equity Incentive Plan
10.1	Registration Rights Agreement, dated November 19, 2007, by and among (i) Network CN Inc., Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited and Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P.
10.2	Note Exchange Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P.
10.3	Note Exchange and Option Agreement, dated April 2, 2009, between the Company and Keywin Holdings Limited.
10.4	Letter Agreement and Termination of Investor Rights Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd., OZ Global Special Investments Master Fund, L.P. and Keywin Holdings Limited.
10.5	Employment Agreement, dated July 15, 2009, between the Company and Earnest Leung.
10.6	Employment Agreement, dated July 15, 2009, between the Company and Godfrey Hui.
10.7	Amendment No. 1 to Note Exchange and Option Agreement, dated July 1, 2009, between Keywin Holdings Limited and the Company.
10.8	Amendment No. 2 to Note Exchange and Option Agreement dated September 30, 2009, between Keywin Holding Limited and the Company.
10.9	Amendment No. 3 to Note Exchange and Option Agreement, dated January 1, 2010, between Keywin Holding Limited and the Company
10.10	Amendment No. 4 to Note Exchange and Option Agreement, dated September 30, 2010, between Keywin Holding Limited and the Company
10.11	Amendment No. 5 to Note Exchange and Option Agreement, dated June 1, 2011, between Keywin Holding Limited and the Company
10.12	Amendment No. 6 to Note Exchange and Option Agreement, dated December 30, 2011, between Keywin Holding Limited and the Company
10.13	Amendment No. 7 to Note Exchange and Option Agreement, dated June 28, 2012, between Keywin Holding Limited and the Company
10.14	Amendment No.8 to Note Exchange and Option Agreement, dated December 28, 2012, between Keywin Holding Limited and the Company
10.15	Amendment No.9 to Note Exchange and Option Agreement, dated December 31, 2013, between Keywin Holding Limited and the Company
10.16	Amendment No.10 to Note Exchange and Option Agreement, dated December 12, 2014, between Keywin Holding Limited and the Company
10.17	Amendment No.11 to Note Exchange and Option Agreement, dated December 31, 2015, between Keywin Holdings Limited and the Company

10.18	Amendment No.12 to Note Exchange and Option Agreement, dated December 31, 2015, between Keywin Holdings Limited and the Company
10.19	Amendment No.13 to Note Exchange and Option Agreement, dated December 31, 2015, between Keywin Holdings Limited and the Company*
10.20	Exclusive Management Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Bona and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu
10.21	Exclusive Technology Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Bona and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu
10.22	Equity Pledge Agreement dated January 1, 2008, between Lianhe and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu
10.23	Option Agreement dated January 1, 2008, between Lianhe and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu
10.24	Exclusive Management Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu
10.25	Exclusive Technology Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu
10.26	Equity Pledge Agreement dated January 1, 2008, between Lianhe and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu
10.27	Option Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu
10.28	Agreement in connection with the transfer of operation from Quo Advertising to Yi Gao dated January 1, 2010, by and among Quo Advertising, Linkrich Enterprise, Mr. Hao Da Yong, Ms. Shen Xiao Zhou, Ms. Kang Qian and Ms. Ying Zhen Zhen
10.29	Declaration of Trust in connection with Quo Advertising holding 30% equity interest of Yi Gao on behalf of Linkrich Enterprise dated January 1, 2010
10.30	Consultancy Agreement in connection with debt restructuring dated December 1, 2008, between NCN Group Ltd and Statezone Limited
10.31	Sino-Foreign Cooperative Joint Venture Agreement for Yi Gao Shanghai Advertising Limited dated January 1, 2009, between Quo Advertising and Linkrich Enterprise
14.1	Code of Business Conduct and Ethics for Network CN Inc. as approved and amended by the Board of Directors as of September 1, 2007 and September 29, 2008 respectively
21.1	Subsidiaries of the registrant.*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______

 * Filed herewith.

NETWORK CN INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of:

Network CN Inc. and subsidiaries

Opinion

We have audited the accompanying consolidated balance sheets of Network CN Inc. and its subsidiaries (collectively referred to as the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years then ended, and related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of operations and its cash flows for the years then ended, in conformity with the accounting principles generally accepted in the United States of America.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred net losses of $893,701 and $818,202 for the years ended December 31, 2019 and 2018, respectively. Additionally, the Company used net cash in operating activities of $125,060 and $484,127 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the Company recorded stockholders’ deficit of $12,642,772 and $11,825,430, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

UNION POWER HK CPA LIMITED

Certified Public Accountants

We have served as the Company’s auditor since 2013.

Hong Kong SAR

30 March 2020

NETWORK CN INC.

CONSOLIDATED BALANCE SHEETS

		As of December 31,
	Note	2019	2018
ASSETS
Current Assets
Cash		$5,510	$22,684
Prepaid expenses and other current assets, net	4	100,000	100,254
Total Current Assets		105,510	122,938

Equipment, Net	5	438	1,316

TOTAL ASSETS		$105,948	$124,254

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	6	$4,796,955	$4,033,084
Short-term loans	7	2,951,765	2,916,600
1% convertible promissory notes due 2016, net	8	5,000,000	5,000,000
Total Current Liabilities		12,748,720	11,949,684
TOTAL LIABILITIES		12,748,720	11,949,684

COMMITMENTS AND CONTINGENCIES	9	-	-

STOCKHOLDERS’ DEFICIT	10
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 26,666,667 shares authorized Shares issued and outstanding: 8,774,263 and 8,732,263 as of December 31, 2019 and 2018, respectively		8,773	8,731
Additional paid-in capital		124,209,441	124,133,095
Accumulated deficit		(138,564,904)	(137,671,203)
Accumulated other comprehensive income		1,703,918	1,703,947
TOTAL STOCKHOLDERS’ DEFICIT		(12,642,772)	(11,825,430)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$105,948	$124,254

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		For the Years Ended December 31,
	Note(s)	2019	2018
REVENUES
Advertising services		$-	$-

COST OF REVENUES
Cost of advertising services		-	-

GROSS LOSS		-	-

OPERATING EXPENSES
General and administrative		(313,476)	(338,482)
Stock based compensation for services		(3,638)	(20,337)
Total Operating Expenses		(317,114)	(358,819)

LOSS FROM OPERATIONS		(317,114)	(358,819)

OTHER INCOME
Gain from write-off of long aged directors’ fee payable		-	107,500
Interest income		3	2
Total Other Income		3	107,502

INTEREST AND OTHER DEBT-RELATED EXPENSES
Interest expense	7 & 8	(576,590)	(566,885)
Total Interest and Other Debt-Related Expenses		(576,590)	(566,885)

NET LOSS BEFORE INCOME TAXES		(893,701)	(818,202)
Income taxes	13	-	-
NET LOSS		(893,701)	(818,202)

OTHER COMPREHENSIVE (LOSS)/GAIN
Foreign currency translation (loss)/gain		(29)	(184)
Total other comprehensive (loss)/gain		(29)	(184)

COMPREHENSIVE LOSS		$(893,730)	$(818,386)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	12	$(0.102)	$(0.097)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED *	12	8,762,339	8,442,113

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Share	Amount	Capital	Deficit	Income	Total
Balance as of January 1, 2018	8,041,995	$8,042	$123,706,741	$(136,853,001)	$1,704,131	$(11,434,087)
Stock-based compensation for stock granted to consultant for services	32,870	32	20,305	-	-	20,337
Shares issued for private placement	657,398	657	406,049	-	-	406,706
Translation adjustment	-	-	-	-	(184)	(184)
Net loss for the year	-	-	-	(818,202)	-	(818,202)
Balance as of December 31, 2018	8,732,263	$8,731	$124,133,095	$(137,671,203)	$1,703,947	$(11,825,430)
Stock-based compensation for stock granted to consultant for services	2,000	2	3,636	-	-	3,638
Shares issued for private placement	40,000	40	72,710	-	-	72,750
Translation adjustment	-	-	-	-	(29)	(29)
Net loss for the year	-	-	-	(893,701)	-	(893,701)
Balance as of December 31, 2019	8,774,263	$8,773	$124,209,441	$(138,564,904)	$1,703,918	$(12,642,772)

The accompanying notes are an integral part of the consolidated financial statements.

 NETWORK CN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(893,701)	$(818,202)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization:	878	1,261
Stock-based compensation for service	3,638	20,337
Gain from write-off of long aged directors’ fee payable	-	(107,500)

Changes in operating assets and liabilities:
Prepaid expenses and other current assets, net	254	793
Accounts payable, accrued expenses and other payables	763,871	419,184
Net cash used in operating activities	(125,060)	(484,127)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	35,165	94,165
Proceeds from private placement	72,750	406,706
Net cash provided by financing activities	107,915	500,871

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(29)	(184)

NET (DECREASE) INCREASE IN CASH	(17,174)	16,560

CASH, BEGINNING OF YEAR	22,684	6,124

CASH, END OF YEAR	$5,510	$22,684

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$-	$-
Interest	$44,387	$283,105

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

Details of the Company’s principal subsidiaries and variable interest entities as of December 31, 2019 are described in Note 3 – Subsidiaries and Variable Interest Entities.

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

Going Concern

The Company has experienced recurring net losses of $893,701 and $818,202 for the years ended December 31, 2019 and 2018 respectively. Additionally, the Company has net cash used in operating activities of $125,060 and $484,127 for the years ended December 31, 2019 and 2018 respectively. As of December 31, 2019 and 2018, the Company has stockholders’ deficit of $12,642,772 and $11,825,430, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(D) Cash

Cash includes cash on hand, cash accounts, and interest-bearing savings accounts placed with banks and financial institutions. For the purposes of the statements of cash flow, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents balance as of December 31, 2019 and December 31, 2018.

(E) Equipment, Net

Equipment is stated at cost less accumulated depreciation and impairment losses, if any. Depreciation is provided on a straight-line basis, less estimated residual values over the assets’ estimated useful lives. The estimated useful lives are as follows:

Office equipment	3 - 5 years

When equipment is retired or otherwise disposed of, the related cost, accumulated depreciation and provision for impairment loss, if any, are removed from the respective accounts, and any gain or loss is reflected in the consolidated statements of operations and comprehensive loss. Repairs and maintenance costs on equipment are expensed as incurred.

(F) Impairment of Long-Lived Assets

Long-lived assets, such as equipment, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows expected to be generated from the asset’s use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset calculated using a undiscounted cash flow analysis. There was no impairment of long-lived assets for the years ended December 31, 2019 and 2018.

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

The Company has yet to generate revenue from operations for the years ended December 31, 2019 and 2018.

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

The diluted net loss per common share is the same as the basic net loss per share for the years ended December 31, 2019 and 2018 as all potential common shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

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

In February 2018, the FASB amended the Income Statement—Reporting Comprehensive Income Topic of the Accounting Standards Codification. The amendments allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The amendments became effective for the Company for interim and annual periods beginning after December 15, 2018. The amendments did not have a material impact on the Company’s financial statements.

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

In July 2019, the FASB updated various Topics of the ASC to align the guidance in various SEC sections of the ASC with the requirements of certain SEC final rules. The amendments were effective upon issuance and did not have a material effect on the consolidated financial statements.

In November 2019, the FASB issued guidance to defer the effective dates for private companies, not-for-profit organizations, and certain smaller reporting companies applying standards on current expected credit losses (CECL), leases, hedging. The new effective date for CECL will be: fiscal years beginning after December 15, 2022 including interim periods within those fiscal years.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. This guidance will become effective for the Company in the first quarter of fiscal year 2021 on a prospective basis. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

NOTE 3             SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal consolidated subsidiaries and variable interest entities as of December 31, 2019 were as follows:

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

Remarks:

1) Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.

NOTE 4             PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of December 31, 2019 and 2018 were as follows:

	2019	2018
Prepaid expenses	$100,000	$100,000
Rental and other deposits	-	254
Sub-total	100,000	100,254
Less: allowance for doubtful debts	-	-
Total	$100,000	$100,254

For the years ended December 31, 2019 and 2018, the Company recorded no allowance for doubtful debt for prepaid expenses and other current assets.

NOTE 5             EQUIPMENT, NET

Equipment, net as of December 31, 2019 and 2018 consisted of the following:

	2019	2018
Office equipment	$6,873	$6,873
Less: accumulated depreciation	(6,435)	(5,557)
Total	$438	$1,316

Depreciation expenses for the years ended December 31, 2019 and 2018 amounted to $878 and $1,261 respectively.

Pledge of Equipment

No equipment has been pledged by the Company.

NOTE 6             ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of December 31, 2019 and 2018 consisted of the following:

	2019	2018
Accrued staff benefits and related fees	$1,916,879	$1,737,179
Accrued professional fees	95,737	61,839
Accrued interest expenses	2,752,993	2,220,786
Other accrued expenses	30,537	13,280
Other payables	809	-
Total	$4,796,955	$4,033,084

NOTE 7             SHORT-TERM LOANS

As of December 31, 2019, the Company recorded an aggregated amount of $2,951,765 of short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and repayable on demand. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on due date. As of the date of this report, those loans have not yet been repaid.

The interest expenses of the short-term loans for the years ended December 31, 2019 and 2018 amounted to $526,590 and $517,022, respectively.

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

4)No extension of 1% Convertible Promissory Notes at the maturity date on April 1, 2016

On April 29, 2016, the Company received a reservation of rights letter from the note holders to reserves all of its powers, rights and privileges.

The following table details the accounting treatment of the convertible promissory notes:

	New 1% Convertible Promissory Notes, due in 2014	New 1% Convertible Promissory Notes, due in 2016	Total

Proceeds of new 1% convertible promissory notes	$5,000,000	$-	$5,000,000
Allocated intrinsic value of beneficial conversion feature	(3,598,452)	-	(3,598,452)
Amortization of debt discount for the year ended December 31, 2012	800,249	-	800,249
Net carrying value of convertible promissory notes as of December 31, 2012	2,201,797	-	2,201,797
Amortization of debt discount for the year ended December 31, 2013	1,862,615	-	1,862,615
Net carrying value of convertible promissory notes as of December 31, 2013	4,064,412	-	4,064,412
Amortization of debt discount for the year ended December 31, 2014	935,588	-	935,588
Repayment of 1% convertible promissory note	(5,000,000)	-	(5,000,000)
Proceeds of new 1% convertible promissory notes	-	5,000,000	5,000,000
Allocated intrinsic value of beneficial conversion feature	-	-	-
Net carrying value of convertible promissory notes as of December 31, 2014, 2015, 2016, 2017, 2018 and 2019	$-	$5,000,000	$5,000,000

Interest Expense

The following table details the interest expenses:

	Years Ended December 31,
	2019	2018
New 1% convertible promissory notes, due in 2016	$50,000	$49,863
New 1% convertible promissory notes, due in 2014	-	-
Total	$50,000	$49,863

NOTE 9             COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. As of December 31, 2019 and 2018, the Company’s management is of the opinion that there are no commitments and contingencies to account for.

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

On March 28, 2019, the Company completed private placement of 35,000 shares of restricted common stock at either $1.5 or $1.88 per share. The transaction took place with 9 investors and generated gross proceeds of $63,375 for the year ended December 31, 2019.

On August 16, 2019, the Company completed private placement of 5,000 shares of restricted common stock at $1.875 per share. The transaction took place with an investor and generated gross proceeds of $9,375 for the year ended December 31, 2019.

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

NOTE 11           RELATED PARTY TRANSACTIONS

Except as set forth below, during the years ended December 31, 2019 and 2018, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

In April 2009, in connection with debt restructuring, Statezone Ltd. of which Dr. Earnest Leung, the Company’s Chief Executive Officer and a Director (being appointed on July 15, 2009 and May 11, 2009, respectively) was the sole director, provided agency and financial advisory services to the Company. Accordingly, the Company paid an aggregate service fee of $350,000, of which $250,000 has been recorded as issuance costs for 1% Convertible Promissory Notes and $100,000 has been recorded as prepaid expenses and other current assets, net since April 2009. Such $100,000 is refundable unless the Keywin Option is exercised and completed. As of December 31, 2019, $100,000 was recorded as prepaid expenses and other current assets.

On July 1, 2009, the Company and Keywin, of which the Company’s chief executive officer and director is the director and his spouse is the sole shareholder, entered into an Amendment, pursuant to which the Company agreed to extend the exercise period for the Keywin Option under the Note Exchange and Option Agreement between the Company and Keywin, to purchase an aggregate of 1,637,522 shares of our common stock for an aggregate purchase price of $2,000,000, from a three-month period ended on July 1, 2009, to a six-month period ended October 1, 2009. The exercise period for the Keywin option was subsequently further extended to a nine-month period ended January 1, 2010, pursuant to the Second Amendment. On January 1, 2010, the Company and Keywin entered into the third Amendment, pursuant to which the Company agreed to further extend the exercise period to an eighteen-month period ended on October 1, 2010, and provide the Company with the right to unilaterally terminate the exercise period upon 30 days’ written notice. On September 30, 2010, the exercise price was extended at various times from September 1, 2010 to December 31, 2017 and the Keywin Option was further extended to a hundred and twenty-nine-month period ending on January 1, 2020 and the exercise price changed to $0.99. On December 31, 2019, the latest exercise period for the Keywin Option was further extended to a hundred and fifty-three-month period ending on January 1, 2022.

NOTE 12           NET LOSS PER COMMON SHARE

Net loss per share information for the years ended December 31, 2019 and 2018 was as follows:

	2019	2018
Numerator:
Net loss attributable to NCN common stockholders	$(893,701)	$(818,202)
Denominator:
Weighted average number of shares outstanding, basic	8,762,339	8,442,113
Effect of dilutive securities
Options and warrants	-	-
Weighted average number of shares outstanding, diluted	8,762,339	8,442,113

Net loss per common share – basic and diluted	$(0.102)	$(0.097)

The diluted net loss per common share is the same as the basic net loss per common share for the years ended December 31, 2019 and 2018 as the ordinary shares issuable under stock options and warrants outstanding are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share.

NOTE 13           INCOME TAXES

Income is subject to taxation in various countries in which the Company and its subsidiaries operate or are incorporated. The loss before income taxes by geographical locations for the years ended December 31, 2019 and 2018 were summarized as follows:

	2019	2018
United States	$168,330	$89,465
Foreign	725,371	728,737
	$893,701	$818,202

Other than the United States, the Company is subject to taxation in Hong Kong and PRC. Under Hong Kong tax laws, deferred tax assets are recognized for tax loss carried forward to the extent that the realization of the related tax benefit through future taxable profits is probable. These tax losses do not expire under current Hong Kong tax legislation. Under PRC tax laws, tax losses may be carried forward for 5 years and no carry-back is allowed. At December 31, 2019, the Company does not have available tax losses in the Hong Kong and PRC to utilize for future taxable profits.

At December 31, 2019, the Company had an unused net operating loss carryforward of approximately $21,662,592 for income tax purposes, which expires from 2024. This net operating loss carryforward may result in future income tax benefits of approximately $4,549,144 however, because realization is uncertain at this time, a valuation allowance in the same amount has been established. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets of December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred tax liabilities	$-	$-
Deferred tax assets:
Effect of net operating loss carried forward	4,549,144	4,513,795
Less: valuation allowance	(4,549,144)	(4,513,795)
Net deferred tax assets	$-	$-

Movement of valuation allowance:

	2019	2018

At the beginning of the year	$4,513,795	$4,495,007
Current year addition	35,349	18,788
At the end of the year	$4,549,144	$4,513,795

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

NOTE 14           SUBSEQUENT EVENTS

On January 14, 2020, the Company entered into a Subscription Agreement with Tsang Wai Yee Terri (“the Subscriber”) under which the Subscriber agreed to purchase the 1% Senior Unsecured Convertible Note Agreement from the Company for an agreement purchase price of six hundred and forty-five thousand US Dollars ($645,000). On the same date, the Company signed the 1% Senior Unsecured Convertible Note Agreement under which the Company may sell and issue to the Subscriber up to an aggregate maximum amount of $645,000 in principal amount of Convertible Notes prior to January 13, 2025. The Convertible Promissory Notes issued to the Investor are convertible at the holder’s option into shares of Company common stock at $1.00 per share.

On January 20, 2020, the Company entered into a Letter of Intent with Earthasia Worldwide Holdings Limited (the “Seller”) that the Company will acquire 100% of the Seller’s issued and outstanding stock owned by the shareholders of the Seller and the Seller will become a wholly owned subsidiary of the Company.

