Form 10-Q
period 2020-03-31
NETWORK CN INC
filed 2020-05-14
CIK 934796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 13, 2020 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	8,774,263

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

2

PART I

FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.

CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.

CONSOLIDATED BALANCE SHEETS

	Note	As of March 31, 2020	As of December 31, 2019
		(Unaudited)
ASSETS
Current Assets
Cash		$5,491	$5,510
Prepaid expenses and other current assets, net	4	100,000	100,000
Total Current Assets		105,491	105,510

Equipment, Net		219	438

TOTAL ASSETS		$105,710	$105,948

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	5	$3,985,200	$4,796,955
Short term loan	6	2,951,765	2,951,765
1% convertible promissory note due 2016, net	7	5,000,000	5,000,000
Total Current Liabilities		11,936,965	12,748,720

Non-Current Liabilities
1% convertible promissory note due 2025, net	7	645,000	-
Total Non- Current Liabilities		645,000	-

TOTAL LIABILITIES		12,581,965	12,748,720

COMMITMENTS AND CONTINGENCIES		-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 26,666,667 shares authorized Shares issued and outstanding: 8,774,263 and 8,774,263 as of March 31, 2020 and December 31, 2019, respectively		8,773	8,773
Additional paid-in capital		124,209,441	124,209,441
Accumulated deficit		(138,398,239)	(138,564,904)
Accumulated other comprehensive income		1,703,770	1,703,918
TOTAL STOCKHOLDERS’ DEFICIT	8	(12,476,255)	(12,642,772)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$105,710	$105,948

See accompanying notes to unaudited consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

		Three Months Ended
	Note	March 31, 2020	March 31, 2019
REVENUES
Advertising services		$-	$-

COST OF REVENUES		-	-
Cost of advertising services		-	-

GROSS LOSS		-	-

OPERATING EXPENSES
General and administrative		(77,204)	(76,984)

Stock based compensation for services		-	(3,169)
Total Operating Expenses		(77,204)	(80,153)

LOSS FROM OPERATIONS		(77,204)	(80,153)

OTHER INCOME
Gain from write-off of long aged payables	10	386,772	-
Interest income		-	3
Total Other Income		386,772	3

INTEREST AND OTHER DEBT-RELATD EXPENSES
Interest expense	6 &7	(142,903)	(143,575)
Total Interest and Other Debt-Related Expenses		(142,903)	(143,575)

NET PROFIT/(LOSS) BEFORE INCOME TAXES		166,665	(223,725)
Income taxes	12	-	-
NET PROFIT/(LOSS)		$166,665	$(223,725)

OTHER COMPREHENSIVE INCOME
Foreign currency translation (loss)/gain		(148)	74
Total Other Comprehensive (Loss)/Income		(148)	74

COMPREHENSIVE INCOME/(LOSS)		$166,517	$(223,651)

NET PROFIT/(LOSS) PER COMMON SHARE – BASIC AND DILUTED	11	$0.02	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	11	8,774,263	8,733,896

See accompanying notes to unaudited consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit/(loss)	$166,665	$(223,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	219	220
Stock-based compensation for service	-	3,169
Gain from write-off of long aged payables	(386,772)	-

Changes in operating assets and liabilities:
Prepaid expenses and other current assets, net	-	254
Accounts payable, accrued expenses and other payables	(424,983)	158,409
Net cash used in operating activities	(644,871)	(61,673)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement	-	63,375
Proceeds from convertible promissory note	645,000	-
Net cash provided by financing activities	645,000	63,375

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(148)	74

NET(DECREASE)/INCREASE IN CASH	(19)	1,776

CASH, BEGINNING OF PERIOD	5,510	22,684

CASH, END OF PERIOD	$5,491	$24,460

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest paid	$615,000	$44,387

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

Details of the Company’s principal subsidiaries and variable interest entities as of March 31, 2020, are described in Note 3 – Subsidiaries and Variable Interest Entities.

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

Identification of New projects

On January 20, 2020, the Company entered into a Letter of Intent with Earthasia Worldwide Holdings Limited (the “Seller”) that the Company will acquire 100% of the Seller’s issued and outstanding stock owned by the shareholders of the Seller and the Seller will become a wholly owned subsidiary of the Company. Seller and Seller’s shareholders shall receive ordinary shares of the Company’s common stock (the “Company Shares”) upon the closing of the Acquisition, in exchange for all of the Seller Shares. It is agreed that the total number of ordinary shares to be received by the Seller is subject to valuation basing on audited financials of the Seller. It is also agreed that the parties shall negotiate in good faith a bonus package for Seller’s advisory.

Increase of authorized capital

On April 28, 2020, the Board of Directors and Majority of stockholders of the Company approved to increase the total number of authorized shares of Common Stock from 26,666,667 to 100,000,000,000.

Going Concern

The Company has experienced recurring net losses $223,725 for the three months ended March 31, 2019. Additionally, the Company has net cash used in operating activities of $644,871 and $61,673 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, and December 31, 2019, the Company has stockholders’ deficit of $12,476,255 and $12,642,772, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The unaudited consolidated financial statements for the three months ended March 31, 2020 and 2019 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments or a description of the nature and amount of any adjustments other than normal recurring adjustments) have been made which are necessary for a fair presentation of financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, previously filed with the Securities and Exchange Commission on March 30, 2020. The disclosures made in the unaudited interim consolidated financial statements generally do not repeat those in the annual statements.

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

(D) Cash

Cash includes cash on hand, cash accounts, and interest-bearing savings accounts placed with banks and financial institutions. For the purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents balance as of March 31, 2020 and December 31, 2019.

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

(F) Impairment of Long-Lived Assets

Long-lived assets, such as equipment, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows expected to be generated from the asset’s use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset calculated using a discounted cash flow analysis. There was no impairment of long-lived assets for the three months ended March 31, 2020 and 2019.

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

3) Issuance of 1% Convertible Promissory Note

On January 14, 2020, the Company issued 1% unsecured senior convertible promissory notes to an individual with the principal amount of $645,000. The 1% convertible promissory notes bore interest at 1% per annum, payable semi-annually in arrears, matured on January 13, 2025, and were convertible at any time into shares of the Company’s common stock at a fixed conversion price of $1.00 per share, subject to customary anti-dilution adjustments.

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

(H) Revenue Recognition

In accordance with ASC 606, Revenue From Contracts with Customers, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of the standard, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standard also includes criteria for the capitalization and amortization of certain contract acquisition and fulfillment costs.

The Company recognize revenue when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration we expect to be entitled to receive in exchange for such services. To achieve this core principle, we apply the following five steps:

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

The Company has yet to generate revenue from operations for the periods ended March 31, 2020 and 2019.

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

The diluted net loss per share is the same as the basic net loss per share for the three months ended March 31, 2020 and 2019, as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

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

(O) Recently Adapted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, codified as ASC 326. Subsequent amendments to the guidance were issued as follows: ASU 2018-19 in November 2018; ASU 2019-04 in April 2019; ASU 2019-05 in May 2019; ASU's 2019-10 and 2019-11 in November 2019; and ASU 2020-02 in February 2020. This ASU provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in ASU 2016-13 replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company adopted ASU 2016-13 as of January 1, 2020. The adoption of ASU 2016-13 did not have a material impact on the consolidated financial statements or related disclosures.

In August 2018, the FASB issued ASU 2018-03, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). The amendments modify the disclosure requirements in Topic 820. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on (i) changes in unrealized gains and losses, (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and (iii) the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted this guidance on January 1, 2020. The adoption did not have a material impact on the Company's Consolidated Financial Statements or related disclosures.

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

NOTE 3.	SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal subsidiaries and variable interest entities as of March 31, 2020 and December 31, 2019 were as follows:

Name	Place of Incorporation	Ownership/Control interest attributable to the Company	Principal activities
NCN Group Limited	BVI	100%	Investment holding
NCN Media Services Limited	BVI	100%	Investment holding
Cityhorizon Limited	Hong Kong	100%	Investment holding
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
Crown Eagle Investment Limited	Hong Kong	100%	Dormant
Crown Winner International Limited	Hong Kong	100%	Investment holding
NCN Huamin Management Consultancy (Beijing) Company Limited *	PRC	100%	Dormant
Huizhong Lianhe Media Technology Co., Ltd. *	PRC	100%	Dormant
Beijing Huizhong Bona Media Advertising Co., Ltd.*	PRC	100% (1)	Dormant
Xingpin Shanghai Advertising Limited	PRC	100% (1)	Dormant
Chuanghua Shanghai Advertising Limited	PRC	100%	Dormant
Jiahe Shanghai Advertising Limited	PRC	100%	Dormant

* The subsidiary’s registration license has been revoked.

Remarks:

1) Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.

NOTE 4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of March 31, 2020 and December 31, 2019 were as follows:

	As of March 31, 2020	As of December 31, 2019
Prepaid expenses	$100,000	$100,000
Less: allowance for doubtful debts	-	-
Total	$100,000	$100,000

The Company recorded no allowance for doubtful debts for prepaid expenses and other current assets as of March 31, 2020 and 2019.

NOTE 5.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of March 31, 2020 and December 31, 2019 were as follows:

	As of March 31, 2020	As of December 31, 2019
Accrued staff benefit and related fees	$1,608,966	$1,916,879
Accrued professional fees	64,122	95,737
Accrued interest expenses	2,279,519	2,752,993
Other accrued expenses	32,060	30,537
Other payables	533	809
Total	$3,985,200	$4,796,955

NOTE 6.	SHORT-TERM LOANS

As of March 31, 2020, and December 31, 2019, the Company recorded an aggregated amount of $2,951,765 of short-term loans. Those loans were borrowed from an unrelated individual . Those loans with an aggregated amount of $2,823,560 are unsecured, bear a monthly interest of 1.5% and repayable on demand and loan with an aggregated amount of $128,205 are unsecured, bear a yearly interest of 1% and repayable on demand. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on due date. As of the date of this report, those loans have not yet been repaid.

The interest expenses of the short-term loans for the three months ended March 31, 2020 and 2019 were $129,197 and $131,247, respectively.

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

5) Issuance of New 1% Convertible Promissory Notes in 2020

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

Convertible promissory notes, net as of March 31, 2020 and December 31, 2019 were as follows:

	As of March 31, 2020	As of December 31, 2019
Gross carrying value	$5,645,000	$5,000,000
Less: Allocated intrinsic value of beneficial conversion feature	-	-
Add: Accumulated amortization of debt discount	-	-
	$5,645,000	$5,000,000

Current portion	$5,000,000	$5,000,000
Non-current portion	645,000	-
	$5,645,000	$5,000,00

Interest Expense

The interest expenses of the 1% Convertible Promissory Notes for the three months ended March 31, 2020 and 2019 were $13,706 and $12,328, respectively.

NOTE 8.	STOCKHOLDERS’ DEFICIT

(A)  Stock, Options and Warrants Issued for Services

In March 2018, the Company entered into an escrow agent services agreement with an escrow agent. Pursuant to the agreement, the escrow agent was granted 1,750 shares for his services rendered for the three months ended March 2019. The Company issued 300 shares of par value of $1.5 per share and 1,450 shares of par value of $1.88 per share to the consultant for the three months ended March 2019. In connection with this stock grants and in accordance with ASC Topic 718, the Company recognized $3,169 of non-cash stock-based compensation included in general and administrative expenses on the unaudited consolidated statements of operation for the three months ended March 31, 2019.

On March 28, 2019, the Company completed private placements of 35,000 shares of restricted common stock at $1.5 or $1.88 per share. The transaction took place with 9 investors and generated gross proceeds of $63,375 for the period ended March 31, 2019.

NOTE 9.	RELATED PARTY TRANSACTIONS

Except as set forth below, during the three months ended March 31, 2020 and 2019, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

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

NOTE 10.	GAIN FROM WRITE-OFF OF LONG-AGED PAYABLES

The Company considered the payment of the outstanding payables have not been claimed due to loss of contact and it is in the best interests of Company to write off the long-aged payables. The Company have resolved that they are of the opinion that the obligation for future settlement of accrued long-aged payables are remote, therefore the related accruals have been written off for the three months ended March 31, 2020.

NOTE 11.	NET LOSS PER COMMON SHARE

Net profit/(loss) per common share information for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
Numerator:
Net profit/(loss) attributable to NCN common stockholders	$166,665	$(223,725)
Denominator:
Weighted average number of shares outstanding, basic +	8,774,263	8,733,896
Effect of dilutive securities	-	-
Options and warrants	-	-
Weighted average number of shares outstanding, diluted	8,774,263	8,733,896

Net profit/(loss) per common share – basic and diluted	$0.02	$(0.03)

The diluted net profit/(loss) per common share is the same as the basic net profit/(loss) per common share for the three months ended March 31, 2020 and 2019 as all potential common shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net profit/(loss) per common share. There were no securities that could potentially dilute basic net profit/(loss) per common share in the future that were not included in the computation of diluted net profit/(loss) per common share because of anti-dilutive effect for the three months ended March 31, 2020 and 2019.

NOTE 12.	INCOME TAXES

Income is subject to taxation in various countries in which the Company and its subsidiaries operate or are incorporated. The profit/ (loss) before income taxes by geographical locations for the three months ended March 31, 2020 and 2019 were summarized as follows:

	Three Months Ended
	March 31,
	2020	2019
	(Consolidated and unaudited)

United States	$39,637	$(44,803)
Foreign	127,028	(178,922)
	$166,665	$(223,725)

Other than the United States, the Company is subject to taxation in Hong Kong and PRC. Under Hong Kong tax laws, deferred tax assets are recognized for tax loss carried forward to the extent that the realization of the related tax benefit through future taxable profits is probable. These tax losses do not expire under current Hong Kong tax legislation. Under PRC tax laws, tax losses may be carried forward for 5 years and no carry-back is allowed. At March 31, 2020 the Company does not have available tax losses in the Hong Kong and PRC to utilize for future taxable profits.

At March 31, 2020, the Company had an unused net operating loss carryforward of approximately $21,622,955 for income tax purposes, which expires from 2024. This net operating loss carryforward may result in future income tax benefits of approximately $4,540,821 however, because realization is uncertain at this time, a valuation allowance in the same amount has been established. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets of March 31, 2020 and December 31, 2019 are as follows:

	March 31,	December 31,
	2020	2019
Deferred tax liabilities	$-	$-
Deferred tax assets:
Effect of net operating loss carried forward	4,540,821	4,549,144
Less: valuation allowance	(4,540,821)	(4,549,144)
Net deferred tax assets	$-	$-

Movement of valuation allowance:

	March 31,	December 31,
	2020	2019

At the beginning of the year	$4,549,144	$4,513,795
(Deductions)/Additions	(8,323)	35,349
At the end of the period/year	$4,540,821	$4,549,144

NOTE 13.	SUBSEQUENT EVENT

In December 2019, a novel strain of coronavirus surfaced, and has spread around the world, with resulting business and social disruption. The coronavirus was declared a Public Health Emergency of International Concern by the World Health Organization on January 30, 2020. The operations and business results of the Company could be materially adversely affected. The extent to which the coronavirus may impact business activity will depend on future developments, which are uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions required to contain the coronavirus or treat its impact, among others.

On April 28, 2020, the Board of Directors and Majority of stockholders of the Company approved to increase the total number of authorized shares of Common Stock from 26,666,667 to 100,000,000,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe”, “expect”, “anticipate”, “project”, “targets”, “optimistic”, “intend”, “aim”, “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to our potential inability to raise additional capital; changes in domestic and foreign laws, regulations and taxes; uncertainties related to China’s legal system and economic, political and social events in China; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks”; changes in economic conditions, including a general economic downturn or a downturn in the securities markets; and any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for fiscal year ended December 31, 2019 and in Part 2, Item 1A of this Form 10-Q. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

COVID-19 Pandemic

In December 2019, an outbreak of COVID-19 was identified in China and was subsequently recognized as a global pandemic by the World Health Organization (“WHO”) on March 11, 2020. Since that time, COVID-19 has spread around the world and throughout the United States, including in the regions and countries in which we operate. Federal, state and local governments in the U.S and around the world have imposed restrictions on travel and business operations and are advising or requiring individuals to limit or eliminate time outside of their homes. Temporary closures of businesses have also been ordered in certain jurisdictions, and other businesses have temporarily closed voluntarily. These actions expanded significantly in March and April of 2020 throughout the U.S. Consequently, the COVID-19 outbreak has severely restricted the level of economic activity in the U.S. and around the world.

The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as quarantines and shelter in place orders. These measures may remain in place for a significant period of time and adversely affect our business, operations and financial condition as well as the business, operations and financial conditions of our business partners. The spread of the virus has also caused us to modify our business practices (including employee work locations and cancellation of physical participation in meetings) in ways that may be detrimental to our business (including working remotely and its attendant cybersecurity risks). We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

There has been no material adverse impact on the Company’s first quarter 2020 results of operations to date. The effect of COVID-19 and related events, those not yet known or knowable, could have a negative effect on the stock price, business prospects, financial condition, and results of operations of the Company, including as a result of quarantines, market volatility, market downturns and business closures.

For the reasons discussed above, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity. Notwithstanding any actions by national, state, and local governments to mitigate the impact of COVID-19 or by the Company to address the adverse impacts of COVID-19, there can be no assurance that any of the foregoing activities will be successful in mitigating or preventing significant adverse effects on the Company.

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

For more information relating to our business, please refer to Part I, “Item 1 - Business” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Recent Development

Completes Additional Private Placement

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

Identification of New projects

On January 20, 2020, the Company entered into a Letter of Intent with Earthasia Worldwide Holdings Limited (the “Seller”) that the Company will acquire 100% of the Seller’s issued and outstanding stock owned by the shareholders of the Seller and the Seller will become a wholly owned subsidiary of the Company. Seller and Seller’s shareholders shall receive ordinary shares of the Company’s common stock (the “Company Shares”) upon the closing of the Acquisition, in exchange for all of the Seller Shares. It is agreed that the total number of ordinary shares to be received by the Seller is subject to valuation basing on audited financials of the Seller. It is also agreed that the parties shall negotiate in good faith a bonus package for Seller’s advisory.

Increase of authorized capital

On April 28, 2020, the Board of Directors and Majority of stockholders of the Company approved to increase the total number of authorized shares of Common Stock from 26,666,667 to 100,000,000,000.

Results of Operations

The following results of operations is based upon and should be read in conjunction with the Company’s unaudited consolidated financial statements and the notes thereto included in Part I – Financial Information, “Item 1. Financial Statement.” All amounts are expressed in U.S. dollars.

Comparison of Three Months Ended March 31, 2020 and March 31, 2019

General and Administrative Expenses – General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, employee bonuses and other staff welfare and benefits, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses). General and administrative expenses for the three months ended March 31, 2020 increased by 0.28% to $77,204, as compared to $76,984 for the corresponding prior year period. No significant change in general and administrative expenses for the three months ended March 2020 compared to March 31, 2019.

Stock based compensation for services – Stock-based compensation for services is stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718, Stock-based compensation for services was $nil and $3,169 for the three months ended March 31, 2020 and 2019, the stock-based compensation was mainly due stock had been granted for services rendered for private placement during the three months ended March 31, 2019.

Gain from write-off of long aged payables – Gain from write-off of long-aged payables for the three months ended March 31, 2020 was $386,772, compared to $nil for the three months ended March 31, 2019. We believe the obligation for future settlement for such long-aged payables is remote and therefore wrote them off.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the three months ended March 31, 2020 decreased to $142,903, or by 0.47%, as compared to $143,575 for the corresponding prior year period. The decrease was mainly due to the decreased in short term loans interest rate from a loan with the amount of HK$1,000,000.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended March 31, 2020 and 2019, because the Company and all of its subsidiaries and variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net profit of $166,665 for the three months ended March 31, 2020, as compared to a net loss of $223,725 for the corresponding prior year period. The increase in net profit was driven by the increase in gain from write-off of long aged payables.

Liquidity and Capital Resources

As of March 31, 2020, we had cash of $5,491, as compared to $5,510 as of December 31, 2019, a decrease of $19 with the increase of settlement of accounts payable, accrued expenses and other payables.

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31, 2020	March 31, 2019
Net cash used in operating activities	$(644,871)	$(61,673)
Net cash provided by financing activities	645,000	63,375
Effect of exchange rate changes on cash	(148)	74
Net (decrease)/increase in cash	(19)	1,776
Cash, beginning of period	5,510	22,684
Cash, end of period	$5,491	$24,460

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2020 was $644,871, as compared to net cash used in operating activities amounting to $61,673 for the corresponding prior year period. This was mainly attributable to increase in repayment for accrued short term loan interest during the three months ended March 31, 2020.

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

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2020 and 2019 was $nil.

Financing Activities

Net cash provided by financing activities was $645,000 for the three months ended March 31, 2020, as compared to $63,375 for the corresponding prior year period. The increase was mainly due to increase in proceeds from convertible promissory note and no proceeds from short-term loans for financing our operations during the three months ended March 31, 2020.

Short-term Loan

As of March 31, 2020, the Company recorded an aggregated amount of $2,951,765 short-term loans. Those loans were borrowed from an unrelated individual. Those loans with an aggregate amount of $2,823,560 are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month and loan with an aggregate amount of $128,205 is unsecured, bear a yearly interest of 1% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. Up to the date of this report, those loans have not yet been repaid.

Capital Expenditures

During the three months ended March 31, 2020 and 2019, we did not acquire equipment.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of March 31, 2020:

	Payments due by period
	Total	Due in 2020	Due in 2021 – 2022	Due in 2022-2023	Thereafter
Debt Obligations (a)	$5,645,000	$5,000,000	$-	$-	$645,000
Short Term Loan (b)	2,951,765	2,951,765	-	-	-

(a) Debt Obligations. We issued an aggregate of $5,000,000 in 1% Convertible Promissory Notes in April 2009 to our investors and such 1% Convertible Promissory Notes matured on April 1, 2016. For details, please refer to the Note 7 of the consolidated financial statements.

(b) Short Term Loan. We have entered into short-term loan agreements with an unrelated individual-. Those loans with an aggregate amount of $2,823,560 are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month and loan with an aggregate amount of $128,205 is unsecured, bear a yearly interest of 1% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. Up to the date of this report, those loans have not yet been repaid.

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2020, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

There have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2019, other than as disclosed below. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

The ongoing COVID-19 pandemic could adversely affect our business, results of operations and financial condition.

The outbreak of COVID-19 was declared a pandemic by the World Health Organization on March 11, 2020. Since that time, COVID-19 has spread around the world and throughout the United States, including in the regions and communities in which we operate. Federal, state and local governments in the U.S and around the world have imposed restrictions on travel and business operations and are advising or requiring individuals to limit or eliminate time outside of their homes. Temporary closures of businesses have also been ordered in certain jurisdictions, and other businesses have temporarily closed voluntarily. These actions expanded significantly in March and April of 2020 throughout the U.S. Consequently, the COVID-19 outbreak has severely restricted the level of economic activity in the U.S. and around the world.

The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as quarantines and shelter in place orders. The spread of the virus has caused us to modify our business practices (including employee work locations and cancellation of physical participation in meetings) in ways that may be detrimental to our business (including working remotely and its attendant cybersecurity risks). We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

Our existing cash and cash equivalents together with highly liquid current assets are insufficient to fund the Company’s operations for the next twelve months. The Company will need to rely upon some combination of cash generated from the Company’s operations, the proceeds from the potential exercise of the outstanding option held by Keywin Holdings Limited (“Keywin”) to purchase $2 million in shares of the Company’s common stock, or proceeds from the issuance of the Company’s equity and debt securities as well as the exercise of the conversion option by the Company’s note holders to convert the notes to the Company’s common stock, in order to maintain the Company’s operations. However, it may be difficult for us to raise funds in the current economic environment. If adequate capital is not available to us, our operations and financial condition could be adversely impacted.

The effect of COVID-19 and related events, including those described above and those not yet known or knowable, could have a negative effect on our stock price, business prospects, financial condition, and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended March 31, 2020 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

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

Date: May 14, 2020	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Shirley Cheng
Shirley Cheng, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

