Form 10-Q
period 2020-06-30
NETWORK CN INC
filed 2020-08-14
CIK 934796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 13, 2020 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	8,774,263

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

2

PART I

FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

NETWORK CN INC.

CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.

CONSOLIDATED BALANCE SHEETS

	Note	As of June 30, 2020	As of December 31, 2019
		(Unaudited)
ASSETS
Current Assets
Cash		$5,624	$5,510
Prepaid expenses and other current assets, net	4	100,000	100,000
Total Current Assets		105,624	105,510

Equipment, Net		-	438

TOTAL ASSETS		$105,624	$105,948

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	5	$4,149,024	$4,796,955
Short term loan	6	2,973,211	2,951,765
1% convertible promissory note due 2016, net	7	5,000,000	5,000,000
Total Current Liabilities		12,122,235	12,748,720

Non-Current Liabilities
1% convertible promissory note due 2025, net	7	645,000	-
Total Non- Current Liabilities		645,000	-

TOTAL LIABILITIES		12,767,235	12,748,720

COMMITMENTS AND CONTINGENCIES		-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 26,666,667 shares authorize. Shares issued and outstanding: 8,774,263 and 8,774,263 as of June 30, 2020 and December 31, 2019, respectively		8,773	8,773
Additional paid-in capital		124,209,441	124,209,441
Accumulated deficit		(138,583,741)	(138,564,904)
Accumulated other comprehensive income		1,703,916	1,703,918
TOTAL STOCKHOLDERS’ DEFICIT	8	(12,661,611)	(12,642,772)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$105,624	$105,948

See accompanying notes to unaudited consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

		Three Months Ended		Six Months Ended
	Note	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
REVENUES
Advertising services		$-	$-	$-	$-

COST OF REVENUES
Cost of advertising services		-	-	-	-

GROSS LOSS		-	-	-	-

OPERATING EXPENSES
General and administrative		(55,745)	(81,588)	(132,948)	(158,572)
Stock based compensation for services		-	-	-	(3,169)
Total Operating Expenses		(55,745)	(81,588)	(132,948)	(161,741)

LOSS FROM OPERATIONS		(55,745)	(81,588)	(132,948)	(161,741)

OTHER INCOME
Gain from write-off of long aged payables	10	-	-	386,772	-
Interest income		-	-	-	3
Total Other Income		-	-	386,772	3

INTEREST AND OTHER DEBT-RELATED EXPENSES
Interest expense	6&7	(129,757)	(143,987)	(272,661)	(287,562)
Total Interest and Other Debt–Related Expenses		(129,757)	(143,987)	(272,661)	(287,562)

NET LOSS BEFORE INCOME TAXES		(185,502)	(225,575)	(18,837)	(449,300)
Income taxes	12	-	-	-	-
NET LOSS		$(185,502)	$(225,575)	$(18,837)	$(449,300)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation gain/(loss)		146	(299)	(2)	(225)
Total other comprehensive loss		146	(299)	(2)	(225)

COMPREHENSIVE LOSS		$(185,356)	$(225,874)	$(18,839)	$(449,525)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	11	$(0.0211)	$(0.0257)	$(0.0021)	$(0.0513)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	11	8,774,263	8,769,013	8,774,263	8,751,552

See accompanying notes to unaudited consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,837)	$(449,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	438	439
Stock-based compensation for service	-	3,169
Gain from write-off of long aged payables	(386,772)	-

Changes in operating assets and liabilities:
Prepaid expenses and other current assets, net	-	(2,246)
Accounts payable, accrued expenses and other payables	(261,159)	370,439
Net cash used in operating activities	(666,330)	(77,499)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement	-	63,375
Proceeds from convertible promissory note	645,000	-
Proceeds from short-term loan	21,446	-
Net cash provided by financing activities	666,446	63,375

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2)	(225)

NET INCREASE/(DECREASE) IN CASH	114	(14,349)

CASH, BEGINNING OF PERIOD	5,510	22,684

CASH, END OF PERIOD	$5,624	$8,335

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest paid	$615,000	$44,387

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

Details of the Company’s principal subsidiaries and variable interest entities as of June 30, 2020, are described in Note 3 – Subsidiaries and Variable Interest Entities.

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

Identification of New projects

On January 14, 2020, the Company entered into a Letter of Intent with Earthasia Worldwide Holdings Limited (“EWHL”) that the Company will acquire 100% of the EWHL’s issued and outstanding stock owned by the shareholders of the EWHL and the EWHL will become a wholly owned subsidiary of the Company.

On July 23, 2020, the Company entered into Share Exchange Agreement with Ease Global Limited (“Ease Global”), the shareholder of Trade More Global Limited (‘Trade More”) that the Company will purchase, One Thousand and One Hundred (1,100) currently issued shares of common stock of Trade More from Ease Global and in exchange for Forty-nine Million (49,000,000) shares of newly-issued shares of common stock of the Company. The closing of the Exchange shall occur on September 2, 2020 or such other date as agreed by the parties of the Share Exchange Agreement. Upon completion of the Exchange, 78% of issued shares of common stock of the Company shall be held by the Ease Global while all of the shares of capital stock of Trade More shall be held by the Company. EWHL is a wholly owned subsidiary of Trade More.

Increase of authorized capital

On April 28, 2020, the Board of Directors and Majority of stockholders of the Company approved to increase the total number of authorized shares of Common Stock from 26,666,667 to 100,000,000,000.

Going Concern

The Company has experienced recurring net losses $185,502 and $225,575 for the three months ended June 30, 2020 and 2019, respectively, and $18,837 and $449,300 for the six months ended June 30, 2020 and 2019, respectively. Additionally, the Company has net cash used in operating activities of $666,330 and $77,499 for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, and December 31, 2019, the Company has stockholders’ deficit of $12,661,611 and $12,642,772, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The unaudited consolidated financial statements for the three months and six months ended June 30, 2020 and 2019 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments or a description of the nature and amount of any adjustments other than normal recurring adjustments) have been made which are necessary for a fair presentation of financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

(D) Cash

Cash includes cash on hand, cash accounts, and interest-bearing savings accounts placed with banks and financial institutions. For the purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents balance as of June 30, 2020 and December 31, 2019.

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

(F) Impairment of Long-Lived Assets

Long-lived assets, such as equipment, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows expected to be generated from the asset’s use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset calculated using a discounted cash flow analysis. There was no impairment of long-lived assets for the six months ended June 30, 2020 and 2019.

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

The Company has yet to generate revenue from operations for the periods ended June 30, 2020 and 2019.

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

The diluted net loss per share is the same as the basic net loss per share for the three months and six months ended June 30, 2020 and 2019, as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

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

In January 2020, the FASB issued ASU 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815),” an amendment clarifying the interaction between accounting standards related to equity securities, equity method investments, and certain derivative instruments. The guidance is effective for fiscal years beginning after December 15, 2020. ASU 2020-01 will become effective for the Company in fiscal 2022. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

NOTE 3.	SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal subsidiaries and variable interest entities as of June 30, 2020 and December 31, 2019 were as follows:

Name	Place of Incorporation	Ownership/Control interest attributable to the Company	Principal activities
NCN Group Limited	BVI	100%	Investment holding
NCN Media Services Limited	BVI	100%	Investment holding
Cityhorizon Limited	Hong Kong	100%	Investment holding
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
Crown Eagle Investment Limited	Hong Kong	100%	Dormant
Crown Winner International Limited	Hong Kong	100%	Investment holding
NCN Huamin Management Consultancy (Beijing) Company Limited *	PRC	100%	Dormant
Huizhong Lianhe Media Technology Co., Ltd. *	PRC	100%	Dormant
Beijing Huizhong Bona Media Advertising Co., Ltd.*	PRC	100% (1)	Dormant
Xingpin Shanghai Advertising Limited	PRC	100% (1)	Dormant
Chuanghua Shanghai Advertising Limited	PRC	100%	Dormant
Jiahe Shanghai Advertising Limited	PRC	100%	Dormant

* The subsidiary’s registration license has been revoked.

Remarks:

1) Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.

NOTE 4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of June 30, 2020 and December 31, 2019 were as follows:

	As of June 30, 2020	As of December 31, 2019
Prepaid expenses	$100,000	$100,000
Other deposits	-	-
Sub-total	100,000	100,000
Less: allowance for doubtful debts	-	-
Total	$100,000	$100,000

The Company recorded no allowance for doubtful debts for prepaid expenses and other current assets for the three and six months ended June 30, 2020 and 2019.

NOTE 5.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of June 30, 2020 and December 31, 2019 were as follows:

	As of June 30, 2020	As of December 31, 2019
Accrued staff benefit and related fees	$1,643,454	$1,916,879
Accrued professional fees	59,195	95,737
Accrued interest expenses	2,407,668	2,752,993
Other accrued expenses	37,925	30,537
Other payables	782	809
Total	$4,149,024	$4,796,955

NOTE 6.	SHORT-TERM LOANS

As of June 30, 2020, and December 31, 2019, the Company recorded an aggregated amount of $2,973,211 and $2,951,765 of short-term loans, respectively. Those loans were borrowed from unrelated individuals. Except for loan of $128,205 that are unsecured, bearing yearly interest of 1% and are repayable on demand, the remaining loans are unsecured, bear a monthly interest of 1.5% and are repayable on demand. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. As of the date of this report, those loans have not yet been repaid.

The interest expenses of the short-term loans were $128,149 and $257,346 for the three and six months ended June 30, 2020, respectively, while interest expenses amounted $131,247 and $262,494 for the three and six months ended June 30, 2019, respectively.

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

Convertible promissory notes, net as of June 30, 2020 and December 31, 2019 were as follows:

	As of June 30, 2020	As of December 31, 2019
Gross carrying value	$5,645,000	$5,000,000
Less: Allocated intrinsic value of beneficial conversion feature	-	-
Add: Accumulated amortization of debt discount	-	-
	$5,645,000	$5,000,000

Current portion	$5,000,000	$5,000,000
Non-current portion	645,000	-
	$5,645,000	$5,000,00

Interest Expense

The interest expenses of the 1% Convertible Promissory Notes were $1,608 and $15,315 for the three and six months ended June 30, 2020, respectively, while interest expenses amounted $12,740 and $25,068 for the three and six months ended June 30, 2019, respectively.

NOTE 8.	STOCKHOLDERS’ DEFICIT

Stock, Options and Warrants Issued for Services

On March 28, 2019, the Company completed private placements of 35,000 shares of restricted common stock at either $1.5 or $1.88 per share. The transaction took place with 9 investors and generated gross proceeds of $63,375 for the six months ended June 30, 2019.

NOTE 9.	RELATED PARTY TRANSACTIONS

Except as set forth below, during the three months and six months ended June 30, 2020 and 2019, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

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

The Company considered the payment of the outstanding payables have not been claimed due to loss of contact and it is in the best interests of Company to write off the long-aged payables. The Company has resolved that they are of the opinion that the obligation for future settlement of accrued long-aged payables are remote, therefore the related accruals have been written off. $Nil and $386,772 were written off for the three and six months ended June 30, 2020, respectively. No written off for the three and six months ended June 30, 2019.

NOTE 11.	NET LOSS PER COMMON SHARE

Net loss per common share information for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Numerator:
Net loss attributable to NCN common stockholders	$(185,502)	$(225,575)	$(18,837)	$(449,300)
Denominator:
Weighted average number of shares outstanding, basic	8,774,263	8,769,013	8,774,263	8,751,552
Effect of dilutive securities	-	-	-	-
Options and warrants	-	-	-	-
Weighted average number of shares outstanding, diluted	8,774,263	8,769,013	8,774,263	8,751,552

Net loss per common share – basic and diluted	$(0.0211)	$(0.0257)	$(0.0021)	$(0.0513)

The diluted net loss per common share is the same as the basic net loss per common share for the three and six months ended June 30, 2020 and 2019 as all potential common shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. There were no securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because of anti-dilutive effect as of June 30, 2020 and 2019.

NOTE 12.	INCOME TAXES

Income is subject to taxation in various countries in which the Company and its subsidiaries operate or are incorporated. The profit/ (loss) before income taxes by geographical locations for the three and six months ended June 30, 2020 and 2019 were summarized as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(Consolidated and unaudited)		(Consolidated and unaudited)

United States	$(25,275)	$(46,891)	$14,362	$(91,694)
Foreign	(160,227)	(178,684)	(33,199)	(357,606)
	$(185,502)	$(225,575)	$(18,837)	$(449,300)

Other than the United States, the Company is subject to taxation in Hong Kong and PRC. Under Hong Kong tax laws, deferred tax assets are recognized for tax loss carried forward to the extent that the realization of the related tax benefit through future taxable profits is probable. These tax losses do not expire under current Hong Kong tax legislation. Under PRC tax laws, tax losses may be carried forward for 5 years and no carry-back is allowed. At June 30, 2020 the Company does not have available tax losses in the Hong Kong and PRC to utilize for future taxable profits.

At June 30, 2020, the Company had an unused net operating loss carryforward of approximately $21,648,230 for income tax purposes. This net operating loss carryforward may result in future income tax benefits of approximately $4,546,128, which will expire on various from 2024 through 2037 as follows:

2024 to 2028	$3,384,695
2029 to 2033	892,375
2034 to 2037	217,937
Indefinitely	51,121
$4,546,128

The realization of net operating loss carryforward is uncertain at this time, a valuation allowance in the same amount has been established. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets of June 30, 2020 and December 31, 2019 are as follows:

	June 30,	December 31,
	2020	2019
Deferred tax liabilities	$-	$-
Deferred tax assets:
Effect of net operating loss carried forward	4,546,128	4,549,144
Less: valuation allowance	(4,546,128)	(4,549,144)
Net deferred tax assets	$-	$-

Movement of valuation allowance:

	June 30,	December 31,
	2020	2019

At the beginning of the year	$4,549,144	$4,513,795
(Deductions)/Additions	(3,016)	35,349
At the end of the period/year	$4,546,128	$4,549,144

NOTE 13.	SUBSEQUENT EVENT

In December 2019, a novel strain of coronavirus surfaced, and has spread around the world, with resulting business and social disruption. The coronavirus was declared a Public Health Emergency of International Concern by the World Health Organization on January 30, 2020. The operations and business results of the Company could be materially adversely affected. The extent to which the coronavirus may impact business activity will depend on future developments, remains uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions required to contain the coronavirus or treat its impact, among others.

The Company continues to monitor the progression of the pandemic and its potential effect on our financial position, results of operations and cash flows.

On July 23, 2020, the Company entered into Share Exchange Agreement with Ease Global Limited (“Ease Global”), the shareholder of Trade More Global Limited (‘Trade More”) that the Company will purchase, One Thousand and One Hundred (1,100) currently issued shares of common stock of Trade More from Ease Global and in exchange for Forty-nine Million (49,000,000) shares of newly-issued shares of common stock of the Company. The closing of the Exchange shall occur on September 2, 2020 or such other date as agreed by the parties of the Share Exchange Agreement. Upon completion of the Exchange, 78% of issued shares of common stock of the Company shall be held by the Ease Global while all of the shares of capital stock of Trade More shall be held by the Company. EWHL is a wholly owned subsidiary of Trade More.

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

There has been no material adverse impact on the Company’s first two quarter 2020 results of operations to date. The effect of COVID-19 and related events, those not yet known or knowable, could have a negative effect on the stock price, business prospects, financial condition, and results of operations of the Company, including as a result of quarantines, market volatility, market downturns and business closures.

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

Identification of New projects

On January 14, 2020, the Company entered into a Letter of Intent with Earthasia Worldwide Holdings Limited (“EWHL”) that the Company will acquire 100% of the EWHL’s issued and outstanding stock owned by the shareholders of the EWHL and the EWHL will become a wholly owned subsidiary of the Company.

On July 23, 2020, the Company entered into Share Exchange Agreement with Ease Global Limited (“Ease Global”), the shareholder of Trade More Global Limited (‘Trade More”) that the Company will purchase, One Thousand and One Hundred (1,100) currently issued shares of common stock of Trade More from Ease Global and in exchange for Forty-nine Million (49,000,000) shares of newly-issued shares of common stock of the Company. The closing of the Exchange shall occur on September 2, 2020 or such other date as agreed by the parties of the Share Exchange Agreement. Upon completion of the Exchange, 78% of issued shares of common stock of the Company shall be held by the Ease Global while all of the shares of capital stock of Trade More shall be held by the Company. EWHL is a wholly owned subsidiary of Trade More.

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

Comparison of Three Months Ended June 30, 2020 and June 30, 2019

General and Administrative Expenses – General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, employee bonuses and other staff welfare and benefits, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses). General and administrative expenses for the three months ended June 30, 2020 decreased by 32% to $55,745, as compared to $81,588 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to the decrease in salaries.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the three months ended June 30, 2020 decreased to $129,757, or by 10%, as compared to $143,987 for the corresponding prior year period. The decrease was mainly due to the decreased in interest to 1% convertible promissory note due 2016.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended June 30, 2020 and 2019, because the Company and all of its subsidiaries and variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $185,502 for the three months ended June 30, 2020, a decrease of 18%, as compared to a net loss of $225,575 for the corresponding prior year period. The decrease in net loss was mainly driven by decrease in salary and interest to 1% convertible promissory note due 2016.

Comparison of Six Months Ended June 30, 2020 and June 30, 2019

General and Administrative Expenses – General and administrative expenses for the six months ended June 30, 2020 decreased by 16% to $132,948, compared to $158,572 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to decrease of salaries.

Gain from write-off of long aged payables – Gain from write-off of long-aged payables for the six months ended June 30, 2020 was $386,772, compared to $nil for the six months ended June 30, 2019. We believe the obligation for future settlement for such long-aged payables is remote and therefore wrote them off.

Stock based compensation for services – Stock-based compensation for services is stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718, Stock-based Compensation, for services was $3,169 for the six months ended June 30, 2019. The decrease in the stock-based compensation was mainly due to no stock had been granted for services rendered during the six months ended June 30, 2020.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the six months ended June 30, 2020 decreased to $272,661, or by 5%, compared to $287,562 for the corresponding prior year period. The decrease was mainly due to the decreased in interest to 1% convertible promissory note due 2016.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the six months ended June 30, 2020 and 2019 as the Company and all of its subsidiaries and its variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $18,837 for the six months ended June 30, 2020, compared to of $449,300 for the corresponding prior year period. The decrease in net loss was mainly driven by the increase in gain from write-off of long aged payables.

Liquidity and Capital Resources

As of June 30, 2020, we had cash of $5,624, as compared to $5,510 as of December 31, 2019, an increase of $114 with the increase of proceeds from convertible promissory note and short-term loan.

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30, 2020	June 30, 2019
Net cash used in operating activities	$(666,330)	$(77,499)
Net cash provided by financing activities	666,446	63,375
Effect of exchange rate changes on cash	(2)	(225)
Net increase/(decrease) in cash	114	(14,349)
Cash, beginning of period	5,510	22,684
Cash, end of period	$5,624	$8,335

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020 was $666,330, as compared to net cash used in operating activities amounting to $77,499 for the corresponding prior year period. This was mainly attributable to increase in payments to short term loan interest during the six months ended June 30, 2020.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 and 2019 was $nil.

Financing Activities

Net cash provided by financing activities was $666,446 for the six months ended June 30, 2020, as compared to $63,375 for the corresponding prior year period. The increase was mainly due to increase in proceeds from convertible promissory note and proceeds from short-term loans for financing our operations during the six months ended June 30, 2020.

Short-term Loan

As of June 30, 2020, the Company recorded an aggregated amount of $2,973,211 short-term loans. Those loans were borrowed from an unrelated individual. Those loans with an aggregate amount of $2,823,560 are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month and loan with an aggregate amount of $128,205 is unsecured, bear a yearly interest of 1% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. Up to the date of this report, those loans have not yet been repaid.

Capital Expenditures

During the three and six months ended June 30, 2020 and 2019, we did not acquire equipment.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of June 30, 2020:

	Payments due by period
	Total	Due in 2020	Due in 2021 – 2022	Due in 2022-2023	Thereafter
Debt Obligations (a)	$5,645,000	$5,000,000	$-	$-	$645,000
Short Term Loan (b)	2,973,211	2,973,211	-	-	-

(a) Debt Obligations. We issued an aggregate of $5,000,000 in 1% Convertible Promissory Notes in April 2009 to our investors and such 1% Convertible Promissory Notes matured on April 1, 2016. In 2020, we issued a new % Senior Unsecured Convertible Note which matured on January 13, 2025. For details, please refer to the Note 7 of the consolidated financial statements.

(b) Short Term Loan. We have entered into short-term loan agreements with unrelated individuals. Those loans with an aggregate amount of $2,845,006 are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month and loan with an aggregate amount of $128,205 is unsecured, bear a yearly interest of 1% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. Up to the date of this report, those loans have not yet been repaid.

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2020, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

We have not sold any equity securities during the quarter ended June 30, 2020 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *	Financial statements and footnotes of Network CN Inc. for the fiscal quarter ended June 30,2020, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T (furnished herewith)

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

Date: August 14, 2020	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Shirley Cheng
Shirley Cheng, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

