Form 10-Q
period 2020-09-30
NETWORK CN INC
filed 2020-11-16
CIK 934796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 13, 2020 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	8,774,263

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

2

PART I

FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

NETWORK CN INC.

CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.

CONSOLIDATED BALANCE SHEETS

	Note	As of September 30, 2020	As of December 31, 2019
		(Unaudited)
ASSETS
Current Assets
Cash		$5,710	$5,510
Prepaid expenses and other current assets, net	4	100,000	100,000
Total Current Assets		105,710	105,510

Equipment, Net		-	438

TOTAL ASSETS		$105,710	$105,948

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	5	$4,359,575	$4,796,955
Short term loan	6	2,973,211	2,951,765
1% convertible promissory note due 2016, net	7	5,000,000	5,000,000
Total Current Liabilities		12,332,786	12,748,720

Non-Current Liabilities
1% convertible promissory note due 2025, net	7	645,000	-
Total Non- Current Liabilities		645,000	-

TOTAL LIABILITIES		12,977,786	12,748,720

COMMITMENTS AND CONTINGENCIES		-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 26,666,667 shares authorize. Shares issued and outstanding: 8,774,263 and 8,774,263 as of September 30, 2020 and December 31, 2019, respectively		8,773	8,773
Additional paid-in capital		124,209,441	124,209,441
Accumulated deficit		(138,794,271)	(138,564,904)
Accumulated other comprehensive income		1,703,981	1,703,918
TOTAL STOCKHOLDERS’ DEFICIT	8	(12,872,076)	(12,642,772)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$105,710	$105,948

See accompanying notes to unaudited consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

		Three Months Ended		Nine Months Ended
	Note	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
REVENUES
Advertising services		$-	$-	$-	$-

COST OF REVENUES
Cost of advertising services		-	-	-	-

GROSS LOSS		-	-	-	-

OPERATING EXPENSES
General and administrative		(88,309)	(78,856)	(221,257)	(237,428)
Stock based compensation for services		-	(469)	-	(3,638)
Total Operating Expenses		(88,309)	(79,325)	(221,257)	(241,066)

LOSS FROM OPERATIONS		(88,309)	(79,325)	(221,257)	(241,066)

OTHER INCOME
Gain from write-off of long aged payables	10	7,750	-	394,522	-
Interest income		-	-	-	3
Total Other Income		7,750	-	394,522	3

INTEREST AND OTHER DEBT-RELATED EXPENSES
Interest expense	6&7	(129,971)	(144,644)	(402,632)	(432,206)
Total Interest and Other Debt–Related Expenses		(129,971)	(144,644)	(402,632)	(432,206)

NET LOSS BEFORE INCOME TAXES		(210,530)	(223,969)	(229,367)	(673,269)
Income taxes	12	-	-	-	-
NET LOSS		$(210,530)	$(223,969)	$(229,367)	$(673,269)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation gain/(loss)		65	173	63	(52)
Total other comprehensive loss		65	173	63	(52)

COMPREHENSIVE LOSS		$(210,465)	$(223,796)	$(229,304)	$(673,321)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	11	$(0.0240)	$(0.0255)	$(0.0261)	$(0.0769)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	11	8,774,263	8,771,638	8,774,263	8,758,340

See accompanying notes to unaudited consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2020	September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(229,367)	$(673,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	438	658
Stock-based compensation for service	-	3,638
Gain from write-off of long aged payables	(394,522)	-

Changes in operating assets and liabilities:
Prepaid expenses and other current assets, net	-	(996)
Accounts payable, accrued expenses and other payables	(42,858)	564,211
Net cash used in operating activities	(666,309)	(105,758)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement	-	72,750
Proceeds from convertible promissory note	645,000	-
Proceeds from short-term loan	21,446	16,154
Net cash provided by financing activities	666,446	88,904

EFFECT OF EXCHANGE RATE CHANGES ON CASH	63	(52)

NET INCREASE/(DECREASE) IN CASH	200	(16,906)

CASH, BEGINNING OF PERIOD	5,510	22,684

CASH, END OF PERIOD	$5,710	$5,778

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest paid	$615,000	$44,387

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

Details of the Company’s principal subsidiaries and variable interest entities as of September 30, 2020, are described in Note 3 – Subsidiaries and Variable Interest Entities.

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

Going Concern

The Company has experienced recurring net losses of $229,367 and $673,269 for the nine months ended September 30, 2020 and 2019, respectively. Additionally, the Company has net cash used in operating activities of $666,309 and $105,758 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and December 31, 2019, the Company has stockholders’ deficit of $12,872,076 and $12,642,722, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The unaudited consolidated financial statements for the three months and nine months ended September 30, 2020 and 2019 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments or a description of the nature and amount of any adjustments other than normal recurring adjustments) have been made which are necessary for a fair presentation of financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

(D) Cash

Cash includes cash on hand, cash accounts, and interest-bearing savings accounts placed with banks and financial institutions. For the purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents balance as of September 30, 2020 and December 31, 2019.

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

(F) Impairment of Long-Lived Assets

Long-lived assets, such as equipment, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows expected to be generated from the asset’s use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset calculated using a discounted cash flow analysis. There was no impairment of long-lived assets for the nine months ended September 30, 2020 and 2019.

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

The Company has yet to generate revenue from operations for the periods ended September 30, 2020 and 2019.

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

The diluted net loss per share is the same as the basic net loss per share for the three months and nine months ended September 30, 2020 and 2019, as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

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

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements,” this ASU affects a wide variety of Topics in the Codification. They apply to all reporting entities within the scope of the affected accounting guidance. More specifically, this ASU, among other things, contains amendments that improve the consistency of the Codification by including all disclosure guidance in the appropriate Disclosure Section (Section 50). Many of the amendments arose because the FASB provided an option to give certain information either on the face of the financial statements or in the notes to financial statements and that option only was included in the Other Presentation Matters Section (Section 45) of the Codification. The option to disclose information in the notes to financial statements should have been codified in the Disclosure Section as well as the Other Presentation Matters Section (or other Section of the Codification in which the option to disclose in the notes to financial statements appears). Those amendments are not expected to change current practice. The amendments are effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. Early application of the amendments is permitted for and varies based on the entity. The amendments should be applied retrospectively and at the beginning of the period that includes the adoption date. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

NOTE 3.                   SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal subsidiaries and variable interest entities as of September 30, 2020 and December 31, 2019 were as follows:

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

Remarks:

1) Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.

NOTE 4.               PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of September 30, 2020 and December 31, 2019 were as follows:

	As of September 30, 2020	As of December 31, 2019
Prepaid expenses	$100,000	$100,000
Other deposits	-	-
Sub-total	100,000	100,000
Less: allowance for doubtful debts	-	-
Total	$100,000	$100,000

The Company recorded no allowance for doubtful debts for prepaid expenses and other current assets for the three and nine months ended September 30, 2020 and 2019.

NOTE 5.               ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of September 30, 2020 and December 31, 2019 were as follows:

	As of September 30, 2020	As of December 31, 2019
Accrued staff benefit and related fees	$1,706,658	$1,916,879
Accrued professional fees	38,657	95,737
Accrued interest expenses	2,536,015	2,752,993
Other accrued expenses	41,554	30,537
Other payables	36,691	809
Total	$4,359,575	$4,796,955

NOTE 6.              SHORT-TERM LOANS

As of September 30, 2020 and December 31, 2019, the Company recorded an aggregated amount of $2,973,211 and $2,951,765 of short-term loans, respectively. Those loans were borrowed from unrelated individuals. Except for loan of $128,205 that are unsecured, bearing yearly interest of 1% and are repayable on demand, the remaining loans are unsecured, bear a monthly interest of 1.5% and are repayable on demand. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. As of the date of this report, those loans have not yet been repaid.

The interest expenses of the short-term loans for the three months ended September 30, 2020 and 2019 were $128,345 and $131,904, while for the nine months ended September 30, 2020 and 2019 amounted to $385,691 and $394,398, respectively.

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

Convertible promissory notes, net as of September 30, 2020 and December 31, 2019 were as follows:

	As of September 30, 2020	As of December 31, 2019
Gross carrying value	$5,645,000	$5,000,000
Less: Allocated intrinsic value of beneficial conversion feature	-	-
Add: Accumulated amortization of debt discount	-	-
	$5,645,000	$5,000,000

Current portion	$5,000,000	$5,000,000
Non-current portion	645,000	-
	$5,645,000	$5,000,000

Interest Expense

The interest expenses of the 1% Convertible Promissory Notes for the three months ended September 30, 2020 and 2019 were $1,626 and $12,740, respectively, while for the nine months ended September 30, 2020 and 2019 amounted to $16,941 and $37,808, respectively.

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

NOTE 9.                  RELATED PARTY TRANSACTIONS

Except as set forth below, during the three months and nine months ended September 30, 2020 and 2019, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

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

NOTE 10.                 GAIN FROM WRITE-OFF OF LONG-AGED PAYABLES

The Company considered the payment of the outstanding payables have not been claimed due to loss of contact and it is in the best interests of Company to write off the long-aged payables. The Company has resolved that they are of the opinion that the obligation for future settlement of accrued long-aged payables are remote, therefore the related accruals have been written off. $7,750 and $394,522 were written off for the three and nine months ended September 30, 2020, respectively. No written off for the three and nine months ended September 30, 2019.

NOTE 11.                  NET LOSS PER COMMON SHARE

Net loss per common share information for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Numerator:
Net loss attributable to NCN common stockholders	$(210,530)	$(223,969)	$(229,367)	$(673,269)
Denominator:
Weighted average number of shares outstanding, basic	8,774,263	8,771,638	8,774,263	8,758,340
Effect of dilutive securities	-	-	-	-
Options and warrants	-	-	-	-
Weighted average number of shares outstanding, diluted	8,774,263	8,771,638	8,774,263	8,758,340

Net loss per common share – basic and diluted	$(0.0240)	$(0.0255)	$(0.0261)	$(0.0769)

The diluted net loss per common share is the same as the basic net loss per common share for the three and nine months ended September 30, 2020 and 2019 as all potential common shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. There were no securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because of anti-dilutive effect as of September 30, 2020 and 2019.

NOTE 12.                INCOME TAXES

Income is subject to taxation in various countries in which the Company and its subsidiaries operate or are incorporated. The loss before income taxes by geographical locations for the three and nine months ended September 30, 2020 and 2019 were summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(Consolidated and unaudited)		(Consolidated and unaudited)

United States	$(18,506)	$(45,247)	$(4,144)	$(136,941)
Foreign	(192,024)	(178,722)	(225,223)	(536,328)
	$(210,530)	$(223,969)	$(229,367)	$(673,269)

Other than the United States, the Company is subject to taxation in Hong Kong and PRC. Under Hong Kong tax laws, deferred tax assets are recognized for tax loss carried forward to the extent that the realization of the related tax benefit through future taxable profits is probable. These tax losses do not expire under current Hong Kong tax legislation. Under PRC tax laws, tax losses may be carried forward for 5 years and no carry-back is allowed. At September 30, 2020 the Company does not have available tax losses in the Hong Kong and PRC to utilize for future taxable profits.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020.  There are several different provisions with the CARES Act that impact income taxes for corporations. The Company has evaluated the tax implications and believes these provisions did not have a material impact to the financial statements.

At September 30, 2020, the Company had an unused net operating loss carryforward of approximately $21,666,736 for income tax purposes. This net operating loss carryforward may result in future income tax benefits of approximately $4,550,014, which will expire on various from 2024 through 2037 as follows:

2024 to 2028	$3,384,695
2029 to 2033	892,375
2034 to 2037	217,937
Indefinitely	55,007
$4,550,014

The realization of net operating loss carryforward is uncertain at this time, a valuation allowance in the same amount has been established. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets of September 30, 2020 and December 31, 2019 are as follows:

	September 30,	December 31,
	2020	2019
Deferred tax liabilities	$-	$-
Deferred tax assets:
Effect of net operating loss carried forward	4,550,014	4,549,144
Less: valuation allowance	(4,550,014)	(4,549,144)
Net deferred tax assets	$-	$-

Movement of valuation allowance:

	September 30,	December 31,
	2020	2019

At the beginning of the year	$4,549,144	$4,513,795
Additions	870	35,349
At the end of the period/year	$4,550,014	$4,549,144

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

COVID-19 Pandemic

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, companies have experienced disruptions in their operations and in markets served.  The Company instituted numerous precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. As a result of the measures implemented, no significant adverse impact on results of operations through and financial position at September 30, 2020, has occurred as a result of the pandemic. The full extent of the future impacts of the COVID-19 pandemic on its operations is uncertain.

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

Comparison of Three Months Ended September 30, 2020 and September 30, 2019

General and Administrative Expenses – General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, employee bonuses and other staff welfare and benefits, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses). General and administrative expenses for the three months ended September 30, 2020 increased by 12% to $88,309, as compared to $78,856 for the corresponding prior year period. The increase in general and administrative expenses was mainly due to the increase in salaries.

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

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the three months ended September 30, 2020 decreased to $129,971, or by -10%, as compared to $144,644 for the corresponding prior year period. The decrease was mainly due to the decreased in interest to 1% convertible promissory note due 2016.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended September 30, 2020 and 2019, because the Company and all of its subsidiaries and variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $210,530 for the three months ended September 30, 2020, no significant change, as compared to a net loss of $223,969 for the corresponding prior year period.

Comparison of Nine Months Ended September 30, 2020 and September 30, 2019

General and Administrative Expenses – General and administrative expenses for the nine months ended September 30, 2020 decreased by 7% to $221,257, compared to $237,428 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to decrease of salaries on wage subsidy granted by Hong Kong Government in June 2020.

Gain from write-off of long aged payables – Gain from write-off of long-aged payables for the nine months ended September 30, 2020 was $394,522, compared to $nil for the nine months ended September 30, 2019. We believe the obligation for future settlement for such long-aged payables is remote and therefore wrote them off.

Stock based compensation for services – Stock-based compensation for services is stock granted to directors, executive officers and employees for services rendered calculated in accordance with Accounting Standards Codification, or ASC, Topic 718, Stock-based Compensation, for services was $nil and $3,638 for the nine months ended September 30, 2020 and 2019. The decrease in the stock-based compensation was mainly due to no stock had been granted for services rendered during the nine months ended September 30, 2020.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the nine months ended September 30, 2020 decreased to $402,632, or by -7%, compared to $432,206 for the corresponding prior year period. The decrease was mainly due to decrease in short-term loan interests from 1.5% per month to 1% per annum with the amount of $128,205 from January 2020.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the nine months ended September 30, 2020 and 2019 as the Company and all of its subsidiaries and its variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $229,367 for the nine months ended September 30, 2020, compared to of $673,269 for the corresponding prior year period. The decrease in net loss was mainly driven by the increase in gain from write-off of long aged payables.

Liquidity and Capital Resources

As of September 30, 2020, we had cash of $5,710, as compared to $5,510 as of December 31, 2019, an increase of $200 with the increase of proceeds from convertible promissory note and short-term loan.

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30, 2020	September 30, 2019
Net cash used in operating activities	$(666,309)	$(105,758)
Net cash provided by financing activities	666,446	88,904
Effect of exchange rate changes on cash	63	(52)
Net increase/(decrease) in cash	200	(16,906)
Cash, beginning of period	5,510	22,684
Cash, end of period	$5,710	$5,778

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2020 was $666,309, as compared to net cash used in operating activities amounting to $105,758 for the corresponding prior year period. This was mainly attributable to increase in payments to short term loan interest during the nine months ended September 30, 2020.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 and 2019 was $nil.

Financing Activities

Net cash provided by financing activities was $666,446 for the nine months ended September 30, 2020, as compared to $88,904 for the corresponding prior year period. The increase was mainly due to increase in proceeds from convertible promissory note and proceeds from short-term loans for financing our operations during the nine months ended September 30, 2020.

Short-term Loan

As of September 30, 2020, the Company recorded an aggregated amount of $2,973,211 short-term loans. Those loans were borrowed from unrelated individuals. Those loans with an aggregate amount of $2,845,006 are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month and loan with an aggregate amount of $128,205 is unsecured, bear a yearly interest of 1% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. Up to the date of this report, those loans have not yet been repaid.

Capital Expenditures

During the three and nine months ended September 30, 2020 and 2019, we did not acquire equipment.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of September 30, 2020:

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2020, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

The Company may face risks related to public health threats or outbreaks of communicable diseases. A global health crisis, such as the current outbreak of coronavirus or COVID-19, could adversely affect the United States and global economies and limit the ability of enterprises to conduct business for an indefinite period of time. The current outbreak of COVID-19 has negatively impacted the global economy, disrupted financial markets and international trade, resulted in increased unemployment levels and significantly impacted global supply chains, all of which have the potential to impact the Company’s business.

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

We have not sold any equity securities during the quarter ended September 30, 2020 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *	Financial statements and footnotes of Network CN Inc. for the fiscal quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T (furnished herewith)

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

Date: November 16, 2020	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Shirley Cheng
Shirley Cheng, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

