Form 10-K
period 2020-12-31
NETWORK CN INC
filed 2021-03-30
CIK 934796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 000-30264

NETWORK CN INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0370486
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Office A, 18/F., Lucky Plaza, Nos. 315-321 Lockhart Road, Wanchai, Hong Kong

(Address of principal executive offices)

+ (852) 9625-0097

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☑

As of June 30, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $6,457,000.

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 29, 2021 is as follows:

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

The closing of Exchange was not completed on September 2, 2020 and was postponed due to the progress of audit. Due to the delay of completion, the Company will re-evaluate the acquisition until Ease Global can fulfill the revenue target and the internal controls over financial reporting required by the SEC. The Company will proceed to negotiate and seek approval from the board of directors and shareholders for the new share exchange terms and conditions.

1

Increase of authorized capital

On April 28, 2020, the Board of Directors and Majority of stockholders of the Company approved to increase the total number of authorized shares of Common Stock from 26,666,667 to 100,000,000,000.

Corporate Structure

The following chart reflects our organization structure as of the date of this annual report:

2

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

Our corporate headquarters are located Office A, 18/F., Lucky Plaza, Nos. 315-321 Lockhart Road, Wanchai, Hong Kong, Special Administrative Region of the People’s Republic of China. Our telephone number is + (852) 2833-2186. We maintain a website at www.ncnmedia.com that links to our electronic SEC filings and contains information about our subsidiaries which is not a part of this report.  All the above documents are available free of charge on our website as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Our Services

During the fiscal years ended December 31, 2020 and 2019, we did not provide any services.

Our Suppliers

In some of our current and past media projects, we are responsible for installing advertising panels and billboards. We design the shape of our advertising panels and billboards according to the terms approved in the relevant PRC governmental documents. We identify suppliers of component parts used in our advertising panels and contract assembly of our advertising panels to third-party contract assemblers who assemble our advertising panels according to our specification. We select component suppliers based on price and quality. During the fiscal years ended December 31, 2020 and 2019, we did not install any advertising panels and billboards and no rights contracts were signed in 2020 and 2019.

Our Customers

Our customers include large international and domestic brand name customers. Our operations were negatively affected by a variety of factors including slower economic growth in PRC, slower than expected consumer acceptance of the digital form of advertising media and customers continued to be cost-conscious in their advertising budget. To address these unfavorable market conditions, we implement cost-cutting measures with reductions in our workforce in particular the direct sales force. The reduced selling power and strong competition from other media companies resulted in the Company having no customer for 2020 and 2019.

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

Our Intellectual Property

As of March 30, 2021, we do not have any registered trademarks, copyrights, licenses or patent rights.

Our Research and Development

No material costs have been incurred on research and development activities for the fiscal years 2020 and 2019. We do not expect to incur significant research and development costs in the coming future.

Employees

As of December 31, 2020, the Company and its subsidiaries and variable interest entities had approximately 2 employees at our office located at Hong Kong, all of which are full-time employees.

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

We maintain our head office in Hong Kong at Office A, 18/F., Lucky Plaza, Nos. 315-321 Lockhart Road, Wanchai, Hong Kong.

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

	Closing Prices (1)
	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2020:
Fourth Quarter	$1.95	$0.70
Third Quarter	$1.90	$0.23
Second Quarter	$1.70	$1.10
First Quarter	$1.10	$0.57

FISCAL YEAR ENDED DECEMBER 31, 2019:
Fourth Quarter	$0.50	$0.23
Third Quarter	$0.57	$0.43
Second Quarter	$0.90	$0.65
First Quarter	$0.75	$0.68

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.bloomberg.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 30, 2021, the Company had approximately 197 stockholders of record and 8,774,263 shares of common stock were issued and outstanding. Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

No repurchases of our common stock were made during our fiscal year ended December 31, 2020.

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

There was no advertising revenue for the years ended December 31, 2020 and 2019. Our net profit/(loss) was $4,869,156 and ($893,701) for the years ended December 31, 2020 and 2019 respectively. The Company will continually explore new media projects in order to provide a wider range of media and advertising services, rather than focusing primarily on LED media.

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

The closing of Exchange was not completed on September 2, 2020 and was postponed due to the progress of audit. Due to the delay of completion, the Company will re-evaluate the acquisition until Ease Global can fulfill the revenue target and the internal controls over financial reporting required by the SEC. The Company will proceed to negotiate and seek approval from the board of directors and shareholders for the new share exchange terms and conditions.

Increase of authorized capital

On April 28, 2020, the Board of Directors and Majority of stockholders of the Company approved to increase the total number of authorized shares of Common Stock from 26,666,667 to 100,000,000,000.

Results of Operations

Comparison of Years Ended December 31, 2020 and 2019.

 General and Administrative Expenses. General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses. General and administrative expenses for the year ended December 31, 2020 decreased by 6.70% to $292,490, compared to $313,476 for the year ended December 31, 2019. The decrease in general and administrative expenses was mainly due to decrease of salaries on wage subsidy granted by Hong Kong Government in 2020 for the year ended December 31, 2020.

Gain from write-off of long aged payables – Gain from write-off of long-aged payables for the year ended December 31, 2020 was $394,522, compared to $nil for the year ended December 31, 2019. We believe the obligation for future settlement for such long-aged payables is remote and therefore wrote them off.

Gain on extinguishment of debt – Gain on extinguishment of debt for the year ended December 31, 2020 was $5,299,726, compared to $nil for the year ended December 31, 2019. The gain was due to the abandonment of convertible note from the noteholders in December 2020.

Interest and Other Debt-Related Expenses. Interest and other debt-related expenses for the year ended December 31, 2020 decreased to $532,603 or by 7.63%, compared to $576,590 for the year ended December 31, 2019. The decrease was mainly due to decrease in short-term loan interests from 1.5% per month to 1% per annum with the amount of $128,205 from January 2020.

Income Taxes. The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded for the years ended December 31, 2020 and 2019 as the Company and all of its subsidiaries and variable interest entities operated at a tax loss in fiscal 2020 and 2019.

Net profit/(loss). The Company incurred a net profit of $4,869,156 for the year ended December 31, 2020 and net loss of $893,701 for the year ended December 31, 2019, an increase of 645% . The increase in net profit was primarily due to no gain on extinguishment of debt for the year ended December 31, 2019.

Liquidity and Capital Resources

Cash Flows

As of December 31, 2020, current assets were $105,967 and current liabilities were $7,234,861. Cash as of December 31, 2020 was $5,967 compared to $5,510 as of December 31, 2019, an increase of $457. The increase was due to increase funds from other payables during the year ended December 2020.

The following table sets forth a summary of our cash flows for the periods indicated:

	Years ended December 31,
	2020	2019
Net cash used in operating activities	$(665,693)	$(125,060)
Net cash used in investing activities	(617)	-
Net cash provided by financing activities	666,446	107,915
Effect of exchange rate changes on cash	321	(29)
Net increase (decrease) in cash	457	(17,174)
Cash at the beginning of year	5,510	22,684
Cash at the end of year	$5,967	$5,510

Operating Activities

Net cash used in operating activities for the year ended December 31, 2020 was $665,693, as compared with $125,060 for the year ended December 31, 2019, increase of $540,633. The increase in net cash used in operating activities was mainly attributable the increase payment to administrative service providers and payment for interest for short term loan.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2020 was $617 and $nil for 2019 which purchases of computer during the year ended December 31, 2020.

Financing Activities

Net cash provided by financing activities was $666,446 for the year ended December 31, 2020, as compared with $107,915 for the year ended December 31, 2019. The increase was mainly due to increase in proceeds from convertible note financing our operations for the year ended December 31, 2020.

Short-term Loans

As of December 31, 2020, the Company recorded an aggregated amount of $2,973,211 short-term loans. Those loans were borrowed from unrelated individuals. Those loans with an aggregate amount of $2,845,006 are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month and loan with an aggregate amount of $128,205 is unsecured, bear a yearly interest of 1% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. Up to the date of this report, those loans have not yet been repaid.

As of December 31, 2019, the Company recorded an aggregated amount of $2,951,765 of short-term loans. Those loans were borrowed from an unrelated individual. Those loans are unsecured, bear a monthly interest of 1.5% and repayable on demand. Up to the date of this report, those loans have not yet been repaid.

Capital Expenditures

The Company acquired of assets $617 during the year ended December 31, 2020 and $nil for 2019.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of December 31, 2020:

	Payments due by period
	Total	Due in 2020	Due in 2021 – 2022	Due in 2022-2023	Thereafter
Debt Obligations (a)	$645,000	$-	$-	$-	$645,000
Short Term Loan (b)	2,973,211	2,973,211	-	-	-

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

Impairment of Long-Lived Assets –Long-lived assets, such as equipment, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows expected to be generated from the asset’s use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset calculated using a discounted cash flow analysis. There was no impairment of long-lived assets for the years ended December 31, 2020 and 2019.

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

4) Gain on extinguishment of debt

On December 16, 2020, the Company received Abandonment of interest from the note holders to abandon, relinquish, and surrender all their rights and obligations under the Notes and they confirmed to receive no consideration in exchange for the Notes. Thus, the Company recognized a gain on extinguishment of debt of $5,299,726 at the date of extinguishment and included in the statements of operations for the year ended December 31, 2020.

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

The Company did not generate any revenue for the years ended December 31, 2020 and 2019.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as of December 31, 2020, in accordance with Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on and as a result of this evaluation, our Chief Executive Officer and our Chief Financial Officer have determined that as of the end of the period covered by this annual report, our disclosure controls and procedures were effective.

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

Our management, with the participation and under the supervision of our Chief Executive Officer, Earnest Leung and our Chief Financial Officer, Shirley Cheng, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, Dr. Leung and Ms. Cheng determined that our internal control over financial reporting was effective as of December 31, 2020.

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

Name	Age	Position	Director Since

Earnest Leung	64	Chief Executive Officer and Chairperson of the Board	2009
Shirley Cheng	42	Chief Financial Officer, Corporate Secretary and Director	2015
Wong Wing Kong	54	Director	2015

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during fiscal 2020, all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements.

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

In early 2021, the Audit Committee has reviewed and discussed with management and the independent auditors the audited consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K. Management represented to the Audit Committee that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles. The Audit Committee discussed with the independent auditors’ matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees”.

The Company’s independent auditors also provided to the Audit Committee the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditors’ communications with the Audit Committee concerning independence. The Audit Committee discussed with the independent auditors their independence.

Based on the Audit Committee’s discussions with management and the independent auditors, and the Audit Committee’s review of the Company’s audited consolidated financial statements, representation of management and the report of the independent auditors to the Audit Committee, the Audit Committee recommended that the Board of Directors include the audited consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K filed with the SEC.

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

The stockholder recommendation and information described above must be sent to the Corporate Secretary at Network CN Inc., Office A, 18/F., Lucky Plaza, Nos. 315-321 Lockhart Road, Wanchai, Hong Kong. For a candidate to be considered for nomination by the Nominating Committee at an annual meeting, a stockholder recommendation must be received not less than 120 days prior to the anniversary date of the Company’s most recent annual meeting of stockholders.

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

Persons Covered

As of December 31, 2020, there were only two Executive Officers including Chief Executive Officer and Chief Financial Officer in the Company. The Company’s Chief Executive Officer and Chief Financial Officer during fiscal year 2020 and the Company’s executive officer as of December 31, 2020, or the Named Executive Officers are set forth below:

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

Elements of Compensation

The executive compensation for (i) the Company’s Chief Executive Officer and Chief Financial Officer and (ii) the Company’s compensated executive officer who were serving as executive officers (collectively “Named Executive Officers”) for fiscal year 2020 primarily consisted of base salary, long term incentive equity compensation, income tax reimbursement, and other compensation and benefit programs generally available to other employees,

Base Salary. The Board establishes base salaries for the Company’s Named Executive Officers based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies in the Company’s peer group for similar positions. Generally, the Board believes that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions and with similar responsibilities at comparable companies in line with our compensation philosophy.

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

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid during fiscal years 2020 and 2019, to the Named Executive Officers:

Name and Principal Position	Year	Salary ($)	(1) Bonus ($)	(2) Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(3) All Other Compensation ($)	Total ($)
Earnest Leung, Chief Executive Officer and Director	2020	-	-	-	-	-	-	-	-
	2019	-	-	-	-	-	-	-	-

Shirley Cheng Chief Financial Officer and Corporate Secretary	2020	12,308	-	-	-	-	-	615	12,923
	2019	12,308	-	-	-	-	-	615	12,923

______

(1)	No bonus was paid to the Named Executive Officers in fiscal 2020 and 2019. The amounts reflected the salary paid to the Executives during each of fiscal years. The Company withheld 12 months’ salary payment for Dr. Leung during the fiscal years ended December 31, 2020 and 2019 respectively.

(2)	As required by SEC rules, amounts in the column “Stock Awards” present the aggregate grant date fair value of awards made each year computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ 718 Compensation—Stock Compensation (“FASB ASC 718”). The grant date fair value of each of the executives’ award is measured based on the closing price of our common stock on the date of grant.

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

The aggregate number of stock awards vested to each of the Named Executive Officers for his/her service rendered in each fiscal period was summarized as follows:

Named Executive Officer	2020	2019
Earnest Leung	-	-
Shirley Cheng	-	-

As of December 31, 2020, all the above stocks were issued to each of Named Executive Officers.

(3)	All other compensation only represents the followings:

(a) A monthly contribution paid by the Company into a mandatory provident fund for the benefit of each of the Named Executive Officers;

(b) Monthly cash allowance of HK$40,000 (approximately $5,128) paid to Dr. Earnest Leung. The Company withheld 12 months’ cash allowance payment for Dr. Leung during the fiscal years ended December 31, 2020 and 2019 respectively; and

(c) Income tax reimbursement paid to Dr. Earnest Leung during each fiscal year. As of December 31, 2020, the accrued income tax reimbursement to Dr. Leung and Ms. Cheng was $240,522 and $nil respectively.

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

Grants of Plan-Based Awards

The following table sets forth information regarding grants of awards to the Named Executive Officers during the year ended December 31, 2020:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock and Options Awards	Closing Price on Grant Date ($/share)
Earnest Leung	-	-	-	-	-	-
Shirley Cheng	-	-	-	-	-	-

No stock awards were granted to the Company’s Named Executive Officers during fiscal year 2020.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the equity awards outstanding at December 31, 2020 for each of the named executive officers.

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

For the service periods from January 2017 to December 2020, both the employee directors and non-employee directors were entitled to a monthly cash compensation of $1,000. The Company withheld 12 monthly cash compensation during the fiscal year ended December 31, 2020.

 The following table provides information about the compensation earned by directors who served during fiscal year 2020:

Name of director(3)	Fees Earned or Paid(1) in Cash ($)	Stock Awards(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)
Earnest Leung	-	-	-	-	-	-	-
Shirley Cheng	-	-	-	-	-	-	-
Wong Wing Kong *	-	-	-	-	-	-	-

 *Non-employee directors

______

(1)   For the service periods from January 2020 to December 2020, both the employee directors and non-employee directors were entitled to a monthly cash compensation of $1,000. The Company withheld 12 monthly cash compensation during the fiscal year ended December 31, 2020.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2020 with respect to compensation plans, under which securities are authorized for issuance, aggregated as to (i) compensation plans previously approved by security holders, and (ii) compensation plans not previously approved by security holders.

Equity Compensation Plan Information

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights (A)	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights (B)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (A)) (C)

Equity compensation plans approved by security holders	-	-	281,503(1)

Total	-	-	281,503

(1)	We reserved 40,000 shares for issuance under our 2004 Stock Incentive Plan, of which 13,333 shares are still available for issuance as of December 31, 2020. We reserved 2,680,000 shares for issuance under our Amended and Restated 2007 Equity Incentive Plan of which 268,170 are still available for issuance as of December 31, 2020. See below subsection - " Equity Incentive Plans" for more information about the plan.

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

As of December 31, 2020, 2,411,830 shares have been issued under the plan and 268,170 shares remain available for issuance. No options, warrants or other rights to acquire shares of our common stock have been granted or are outstanding under the plan.

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

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth information as of March 26, 2021, regarding the beneficial ownership of our common stock (a) by each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) by each of the Company’s officers and directors; (c) and by the Company’s officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. Unless otherwise identified, the address of the directors and officers of the Company listed above is Office A, 18/F., Lucky Plaza, Nos. 315-321 Lockhart Road, Wanchai, Hong Kong.

Title of Class	Name and Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership (1)	Percent of Class (4)
Common Stock	Earnest Leung	CEO and Director	4,049,170 (2)	37.5
Common Stock	Shirley Cheng	CFO and director	-	-
Common Stock	Wong Wing Kong	Director	-	-
All Officers and Directors as a group (3 persons named above)			4,049,170
Common Stock	Keywin Holdings Limited (5) Office A, 18/F., Lucky Plaza, Nos. 315-321 Lockhart Road, Wanchai, Hong Kong	5% Security Holder	3,629,662 (3)	33.6

Common Stock	Sino Portfolio International Ltd(6) 3104 -7, 31/F, Central Plaza, 18 Harbour Road, Hong Kong	5% Security Holder	1,835,753	17.0

Common Stock	Sharon Lo Wing Yan Flat B, 20/F.,Bayview Park, 3 Hong Man Street , Chai Wan, Hong Kong	5% Security Holder	493,505	4.6

Common Stock	IP Yu Chak Office A, 18/F., Lucky Plaza, Nos. 315-321 Lockhart Road, Wanchai, Hong Kong	5% Security Holder	873,674	8.1

Total Shares Owned by Persons Named above			6,832,594

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

(4)  A total of 8,774,263 shares of our common stock outstanding are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 26, 2021. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

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

On July 1, 2009, the Company and Keywin, of which the Company’s chief executive officer and director is the director and his spouse is the sole shareholder, entered into an Amendment, pursuant to which the Company agreed to extend the exercise period for the Keywin Option under the Note Exchange and Option Agreement between the Company and Keywin, to purchase an aggregate of 1,637,522 shares of our common stock for an aggregate purchase price of $2,000,000, from a three-month period ended on July 1, 2009, to a six-month period ended October 1, 2009. The exercise period for the Keywin option was subsequently further extended to a nine-month period ended January 1, 2010, pursuant to the Second Amendment. On January 1, 2010, the Company and Keywin entered into the third Amendment, pursuant to which the Company agreed to further extend the exercise period to an eighteen-month period ended on October 1, 2010, and provide the Company with the right to unilaterally terminate the exercise period upon 30 days’ written notice. On September 30, 2010, the exercise price was extended at various times from September 1, 2010 to December 31, 2017 and the Keywin Option was further extended to a one hundred and twenty-nine-month period ending on January 1, 2020 and the exercise price changed to $0.99. On December 31, 2020, the latest exercise period for the Keywin Option was further extended to a hundred and fifty-three-month period ending on January 1, 2022.

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

Union Power HK CPA Limited is our Principal Independent Registered Public Accountants engaged to audit our financial statements for the fiscal years ended December 31, 2020 and 2019. The following table shows the fees that we paid or accrued for the audit and other services provided by Union Power HK CPA Limited, for the fiscal years ended December 31, 2020 and 2019.

Fee Category	2020	2019
Audit Fees	$36,250	$35,000
Audit-Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

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

All services provided by Union Power HK CPA Limited during the fiscal years ended December 31, 2020 and 2019 were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements are filed as a part of this Form 10-K:

(i)	Reports of Independent Registered Public Accounting Firms
(ii)	Consolidated Balance Sheets as of December 31, 2020 and 2019
(iii)	Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended December 31, 2020 and 2019
(iv)	Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2020 and 2019
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019
(vi)	Notes to Consolidated Financial Statements

(b) The following Exhibits are filed as part of this Annual Report on Form 10-K:

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Amended And Restated Certificate Of Incorporation
3.2	Amended and Restated By-Laws, adopted on January 10, 2006
3.3	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 27, 2009
3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on September 16, 2011
3.5	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on September 16, 2011
4.1	Form of Registrant’s Common Stock Certificate
4.2	Form of Registrant’s Common Stock Certificate
4.3	Form of Warrant, in connection with 3% Convertible Promissory Notes and Warrants
4.4	TEDA Travel Group, Inc. 2004 Stock Incentive Plan, effective on April 16, 2004
4.5	2007 Stock Option/Stock Issuance Plan, effective on April 6, 2007
4.6	Form of Note 1% Senior Unsecured Convertible Promissory Note, dated April 2, 2009
4.7	Registration Rights Agreement, in connection with debt restructuring, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited and Keywin Holdings Limited
4.8	Network CN Inc. Amended and Restated 2007 Equity Incentive Plan
4.9	Form of Note 1% Senior Unsecured Convertible Promissory Note, dated April 2, 2012
4.10	Network CN Inc. Second Amended and Restated 2007 Equity Incentive Plan
4.11	Network CN Inc. Third Amended and Restated 2007 Equity Incentive Plan
10.1	Registration Rights Agreement, dated November 19, 2007, by and among (i) Network CN Inc., Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited and Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P.
10.2	Note Exchange Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P.
10.3	Note Exchange and Option Agreement, dated April 2, 2009, between the Company and Keywin Holdings Limited.
10.4	Letter Agreement and Termination of Investor Rights Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd., OZ Global Special Investments Master Fund, L.P. and Keywin Holdings Limited.
10.5	Employment Agreement, dated July 15, 2009, between the Company and Earnest Leung.
10.6	Employment Agreement, dated July 15, 2009, between the Company and Godfrey Hui.
10.7	Amendment No. 1 to Note Exchange and Option Agreement, dated July 1, 2009, between Keywin Holdings Limited and the Company.
10.8	Amendment No. 2 to Note Exchange and Option Agreement dated September 30, 2009, between Keywin Holding Limited and the Company.
10.9	Amendment No. 3 to Note Exchange and Option Agreement, dated January 1, 2010, between Keywin Holding Limited and the Company
10.10	Amendment No. 4 to Note Exchange and Option Agreement, dated September 30, 2010, between Keywin Holding Limited and the Company
10.11	Amendment No. 5 to Note Exchange and Option Agreement, dated June 1, 2011, between Keywin Holding Limited and the Company
10.12	Amendment No. 6 to Note Exchange and Option Agreement, dated December 30, 2011, between Keywin Holding Limited and the Company
10.13	Amendment No. 7 to Note Exchange and Option Agreement, dated June 28, 2012, between Keywin Holding Limited and the Company
10.14	Amendment No.8 to Note Exchange and Option Agreement, dated December 28, 2012, between Keywin Holding Limited and the Company

10.15	Amendment No.9 to Note Exchange and Option Agreement, dated December 31, 2013, between Keywin Holding Limited and the Company
10.16	Amendment No.10 to Note Exchange and Option Agreement, dated December 12, 2014, between Keywin Holding Limited and the Company
10.17	Amendment No.11 to Note Exchange and Option Agreement, dated December 31, 2015, between Keywin Holdings Limited and the Company
10.18	Amendment No.12 to Note Exchange and Option Agreement, dated December 31, 2017, between Keywin Holdings Limited and the Company
10.19	Amendment No.13 to Note Exchange and Option Agreement, dated December 31, 2019, between Keywin Holdings Limited and the Company
10.20	Exclusive Management Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Bona and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu
10.21	Exclusive Technology Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Bona and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu
10.22	Equity Pledge Agreement dated January 1, 2008, between Lianhe and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu
10.23	Option Agreement dated January 1, 2008, between Lianhe and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu
10.24	Exclusive Management Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu
10.25	Exclusive Technology Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu
10.26	Equity Pledge Agreement dated January 1, 2008, between Lianhe and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu
10.27	Option Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu
10.28	Agreement in connection with the transfer of operation from Quo Advertising to Yi Gao dated January 1, 2010, by and among Quo Advertising, Linkrich Enterprise, Mr. Hao Da Yong, Ms. Shen Xiao Zhou, Ms. Kang Qian and Ms. Ying Zhen Zhen
10.29	Declaration of Trust in connection with Quo Advertising holding 30% equity interest of Yi Gao on behalf of Linkrich Enterprise dated January 1, 2010
10.30	Consultancy Agreement in connection with debt restructuring dated December 1, 2008, between NCN Group Ltd and Statezone Limited
10.31	Sino-Foreign Cooperative Joint Venture Agreement for Yi Gao Shanghai Advertising Limited dated January 1, 2009, between Quo Advertising and Linkrich Enterprise
14.1	Code of Business Conduct and Ethics for Network CN Inc. as approved and amended by the Board of Directors as of September 1, 2007 and September 29, 2008 respectively
21.1	Subsidiaries of the registrant.*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______

 * Filed herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK CN INC

	By:	/s/ Earnest Leung
Earnest Leung
Chief Executive Officer
(Principal Executive Officer)
Date: March 30, 2021

	By:	/s/ Shirley Cheng
Shirley Cheng
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: March 30, 2021

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Earnest Leung	Chief Executive Officer and Director	March 30, 2021
Earnest Leung	(Principal Executive Officer)

/s/ Shirley Cheng	Chief Financial Officer and Director	March 30, 2021
Shirley Cheng	(Principal Financial and Accounting Officer)

/s/ Wong Wing Kong	Director	March 30, 2021
Wong Wing Kong

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Amended And Restated Certificate Of Incorporation
3.2	Amended and Restated By-Laws, adopted on January 10, 2006
3.3	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 27, 2009
3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on September 16, 2011
3.5	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on September 16, 2011
4.1	Form of Registrant’s Common Stock Certificate
4.2	Form of Registrant’s Common Stock Certificate
4.3	Form of Warrant, in connection with 3% Convertible Promissory Notes and Warrants
4.4	TEDA Travel Group, Inc. 2004 Stock Incentive Plan, effective on April 16, 2004
4.5	2007 Stock Option/Stock Issuance Plan, effective on April 6, 2007
4.6	Form of Note 1% Senior Unsecured Convertible Promissory Note, dated April 2, 2009
4.7	Registration Rights Agreement, in connection with debt restructuring, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited and Keywin Holdings Limited
4.8	Network CN Inc. Amended and Restated 2007 Equity Incentive Plan
4.9	Form of Note 1% Senior Unsecured Convertible Promissory Note, dated April 2, 2012
4.10	Network CN Inc. Second Amended and Restated 2007 Equity Incentive Plan
4.11	Network CN Inc. Third Amended and Restated 2007 Equity Incentive Plan
10.1	Registration Rights Agreement, dated November 19, 2007, by and among (i) Network CN Inc., Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited and Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P.
10.2	Note Exchange Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd. and OZ Global Special Investments Master Fund, L.P.
10.3	Note Exchange and Option Agreement, dated April 2, 2009, between the Company and Keywin Holdings Limited.
10.4	Letter Agreement and Termination of Investor Rights Agreement, dated April 2, 2009, by and among the Company, Sculptor Finance (MD) Ireland Limited, Sculptor Finance (AS) Ireland Limited, Sculptor Finance (SI) Ireland Limited, OZ Master Fund, Ltd., OZ Asia Master Fund, Ltd., OZ Global Special Investments Master Fund, L.P. and Keywin Holdings Limited.
10.5	Employment Agreement, dated July 15, 2009, between the Company and Earnest Leung.
10.6	Employment Agreement, dated July 15, 2009, between the Company and Godfrey Hui.
10.7	Amendment No. 1 to Note Exchange and Option Agreement, dated July 1, 2009, between Keywin Holdings Limited and the Company.
10.8	Amendment No. 2 to Note Exchange and Option Agreement dated September 30, 2009, between Keywin Holding Limited and the Company.
10.9	Amendment No. 3 to Note Exchange and Option Agreement, dated January 1, 2010, between Keywin Holding Limited and the Company
10.10	Amendment No. 4 to Note Exchange and Option Agreement, dated September 30, 2010, between Keywin Holding Limited and the Company
10.11	Amendment No. 5 to Note Exchange and Option Agreement, dated June 1, 2011, between Keywin Holding Limited and the Company
10.12	Amendment No. 6 to Note Exchange and Option Agreement, dated December 30, 2011, between Keywin Holding Limited and the Company
10.13	Amendment No. 7 to Note Exchange and Option Agreement, dated June 28, 2012, between Keywin Holding Limited and the Company
10.14	Amendment No.8 to Note Exchange and Option Agreement, dated December 28, 2012, between Keywin Holding Limited and the Company

10.15	Amendment No.9 to Note Exchange and Option Agreement, dated December 31, 2013, between Keywin Holding Limited and the Company
10.16	Amendment No.10 to Note Exchange and Option Agreement, dated December 12, 2014, between Keywin Holding Limited and the Company
10.17	Amendment No.11 to Note Exchange and Option Agreement, dated December 31, 2015, between Keywin Holdings Limited and the Company
10.18	Amendment No.12 to Note Exchange and Option Agreement, dated December 31, 2017, between Keywin Holdings Limited and the Company
10.19	Amendment No.13 to Note Exchange and Option Agreement, dated December 31, 2019, between Keywin Holdings Limited and the Company
10.20	Exclusive Management Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Bona and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu
10.21	Exclusive Technology Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Bona and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu
10.22	Equity Pledge Agreement dated January 1, 2008, between Lianhe and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu
10.23	Option Agreement dated January 1, 2008, between Lianhe and Bona’s PRC shareholders, namely Mr. Dayong Hao and Mr. Kaiyin Liu
10.24	Exclusive Management Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu
10.25	Exclusive Technology Consulting Services Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu
10.26	Equity Pledge Agreement dated January 1, 2008, between Lianhe and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu
10.27	Option Agreement dated January 1, 2008, by and among Lianhe, Quo Advertising and Quo Advertising’s PRC shareholders, namely Ms. Zhang Lina and Ms. Zhang Qinxiu
10.28	Agreement in connection with the transfer of operation from Quo Advertising to Yi Gao dated January 1, 2010, by and among Quo Advertising, Linkrich Enterprise, Mr. Hao Da Yong, Ms. Shen Xiao Zhou, Ms. Kang Qian and Ms. Ying Zhen Zhen
10.29	Declaration of Trust in connection with Quo Advertising holding 30% equity interest of Yi Gao on behalf of Linkrich Enterprise dated January 1, 2010
10.30	Consultancy Agreement in connection with debt restructuring dated December 1, 2008, between NCN Group Ltd and Statezone Limited
10.31	Sino-Foreign Cooperative Joint Venture Agreement for Yi Gao Shanghai Advertising Limited dated January 1, 2009, between Quo Advertising and Linkrich Enterprise
14.1	Code of Business Conduct and Ethics for Network CN Inc. as approved and amended by the Board of Directors as of September 1, 2007 and September 29, 2008 respectively
21.1	Subsidiaries of the registrant.*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______

 * Filed herewith.

NETWORK CN INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of:

Network CN Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Network CN Inc. and its subsidiaries (collectively referred to as the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income, stockholders’ deficit and cash flows for the years then ended, and related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of operations and its cash flows for the years then ended, in conformity with the accounting principles generally accepted in the United States of America.

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Report of Independent Registered Public Accounting Firm (Continued)

The Board of Directors and Stockholders of:

Network CN Inc. and subsidiaries

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements, and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

UNION POWER HK CPA LIMITED

Certified Public Accountants

We have served as the Company’s auditor since 2013.

Hong Kong SAR

March 30, 2021

NETWORK CN INC.

CONSOLIDATED BALANCE SHEETS

	Note	As of December 31, 2020	As of December 31, 2019

ASSETS
Current Assets
Cash		$5,967	$5,510
Prepaid expenses and other current assets, net	4	100,000	100,000
Total Current Assets		105,967	105,510

Equipment, Net	5	599	438

TOTAL ASSETS		$106,566	$105,948

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	6	$4,261,650	$4,796,955
Short term loan	7	2,973,211	2,951,765
1% convertible promissory note due 2016, net	8	-	5,000,000
Total Current Liabilities		7,234,861	12,748,720

Non-Current Liabilities
1% convertible promissory note due 2025, net	8	645,000	-
Total Non- Current Liabilities		645,000	-

TOTAL LIABILITIES		7,879,861	12,748,720

COMMITMENTS AND CONTINGENCIES		-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 26,666,667 shares authorize.. Shares issued and outstanding: 8,774,263 and 8,774,263 as of December 31, 2020 and December 31, 2019, respectively		8,773	8,773
Additional paid-in capital		124,209,441	124,209,441
Accumulated deficit		(133,695,748)	(138,564,904)
Accumulated other comprehensive income		1,704,239	1,703,918
TOTAL STOCKHOLDERS’ DEFICIT	10	(7,773,295)	(12,642,772)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$106,566	$105,948

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

		For the Years Ended December 31,
	Note(s)	2020	2019
REVENUES
Advertising services		$-	$-

COST OF REVENUES
Cost of advertising services		-	-

GROSS LOSS		-	-

OPERATING EXPENSES
General and administrative		(292,490)	(313,476)
Stock based compensation for services		-	(3,638)
Total Operating Expenses		(292,490)	(317,114)

LOSS FROM OPERATIONS		(292,490)	(317,114)

OTHER INCOME
Gain on extinguishment of debt	8	5,299,726	-
Gain from write-off of long aged payables	12	394,522	-
Interest income		1	3
Total Other Income		5,694,249	3

INTEREST AND OTHER DEBT-RELATED EXPENSES
Interest expense	7 & 8	(532,603)	(576,590)
Total Interest and Other Debt-Related Expenses		(532,603)	(576,590)

NET PROFIT/(LOSS) BEFORE INCOME TAXES		4,869,156	(893,701)
Income taxes	14	-	-
NET PROFIT/(LOSS)		4,869,156	(893,701)

OTHER COMPREHENSIVE GAIN/(LOSS)
Foreign currency translation gain/(loss)		321	(29)
Total other comprehensive gain/(loss)		321	(29)

COMPREHENSIVE INCOME/(LOSS)		$4,869,477	$(893,730)

NET PROFIT/(LOSS) PER COMMON SHARE – BASIC AND DILUTED	13	$0.555	$(0.102)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED *	13	8,774,263	8,762,339

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Share	Amount	Capital	Deficit	Income	Total
Balance as of January 1, 2019	8,732,263	$8,731	$124,133,095	$(137,671,203)	$1,703,947	$(11,825,430)
Stock-based compensation for stock granted to consultant for services	2,000	2	3,636	-	-	3,638
Shares issued for private placement	40,000	40	72,710	-	-	72,750
Translation adjustment	-	-	-	-	(29)	(29)
Net loss for the year	-	-	-	(893,701)	-	(893,701)
Balance as of December 31, 2019	8,774,263	$8,773	$124,209,441	$(138,564,904)	$1,703,918	$(12,642,772)
Translation adjustment	-	-	-	-	321	321
Net profit for the year	-	-	-	4,869,156	-	4,869,156
Balance as of December 31, 2020	8,774,263	$8,773	$124,209,441	$(133,695,748)	$1,704,239	$(7,773,295)

The accompanying notes are an integral part of the consolidated financial statements.

 NETWORK CN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit/(loss)	$4,869,156	$(893,701)
Adjustments to reconcile net profit/(loss) to net cash used in operating activities
Depreciation and amortization:	456	878
Stock-based compensation for service	-	3,638
Gain from write-off of long aged payables	(394,522)	-
Gain on extinguishment of debt	(5,299,726)	-

Changes in operating assets and liabilities:
Prepaid expenses and other current assets, net	-	254
Accounts payable, accrued expenses and other payables	158,943	763,871
Net cash used in operating activities	(665,693)	(125,060)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(617)	-
Net cash used in investing activities	(617)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory note	645,000	-
Proceeds from short-term loans	21,446	35,165
Proceeds from private placement	-	72,750
Net cash provided by financing activities	666,446	107,915

EFFECT OF EXCHANGE RATE CHANGES ON CASH	321	(29)

NET INCREASE/(DECREASE) IN CASH	457	(17,174)

CASH, BEGINNING OF YEAR	5,510	22,684

CASH, END OF YEAR	$5,967	$5,510

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$-	$-
Interest	$615,000	$44,387

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

Details of the Company’s principal subsidiaries and variable interest entities as of December 31, 2020 are described in Note 3 – Subsidiaries and Variable Interest Entities.

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

The closing of Exchange was not completed on September 2, 2020 and was postponed due to the progress of audit. Due to the delay of completion, the Company will re-evaluate the acquisition until Ease Global can fulfill the revenue target and the internal controls over financial reporting required by the SEC. The Company will proceed to negotiate and seek approval from the board of directors and shareholders for the new share exchange terms and conditions.

Increase of authorized capital

On April 28, 2020, the Board of Directors and Majority of stockholders of the Company approved to increase the total number of authorized shares of Common Stock from 26,666,667 to 100,000,000,000.

Going Concern

The Company has net cash used in operating activities of $665,693 and $125,060 for the years ended December 31, 2020 and 2019 respectively. As of December 31, 2020 and 2019, the Company has stockholders’ deficit of $7,773,295 and $12,642,772, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(D) Cash

Cash includes cash on hand, cash accounts, and interest-bearing savings accounts placed with banks and financial institutions. For the purposes of the statements of cash flow, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents balance as of December 31, 2020 and December 31, 2019.

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

(F) Impairment of Long-Lived Assets

Long-lived assets, such as equipment, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows expected to be generated from the asset’s use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset calculated using a undiscounted cash flow analysis. There was no impairment of long-lived assets for the years ended December 31, 2020 and 2019.

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

4) Gain on extinguishment of debt

On December 16, 2020, the Company received Abandonment of interest from the note holders to abandon, relinquish, and surrender all their rights and obligations under the Notes and they confirmed to receive no consideration in exchange for the Notes. Thus, the Company recognized a gain on extinguishment of debt of $5,299,726 at the date of extinguishment and included in the statements of operations for the year ended December 31, 2020.

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

The Company has yet to generate revenue from operations for the years ended December 31, 2020 and 2019.

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

(K) Comprehensive Income (Loss)

The Company follows ASC Topic 220, Comprehensive Income, for the reporting and display of its comprehensive income (loss) and related components in the consolidated financial statements and thereby reports a measure of all changes in equity of an enterprise that results from transactions and economic events other than transactions with the shareholders. Items of comprehensive income (loss) are reported in both the consolidated statements of operations and comprehensive income and the consolidated statement of stockholders’ deficit.

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

The diluted net profit/(loss) per common share is the same as the basic net profit/(loss) per share for the years ended December 31, 2020 and 2019 as all potential common shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net profit/(loss) per share.

(M) Foreign Currency Translation

The assets and liabilities of the Company’s subsidiaries and variable interest entity denominated in currencies other than U.S. dollars are translated into U.S. dollars using the applicable exchange rates at the balance sheet date. For consolidated statements of operations and comprehensive loss’ items, amounts denominated in currencies other than U.S. dollars were translated into U.S. dollars using the average exchange rate during the period. Equity accounts were translated at their historical exchange rates. Net gains and losses resulting from translation of foreign currency on consolidated financial statements are included in the statements of stockholders’ equity as accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are reflected in the unaudited consolidated statements of operations and comprehensive income.

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

NOTE 3         SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal consolidated subsidiaries and variable interest entities as of December 31, 2020 were as follows:

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

Remarks:

1) Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.

NOTE 4         PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of December 31, 2020 and 2019 were as follows:

	2020	2019
Prepaid expenses	$100,000	$100,000
Rental and other deposits	-	-
Sub-total	100,000	100,000
Less: allowance for doubtful debts	-	-
Total	$100,000	$100,000

For the years ended December 31, 2020 and 2019, the Company recorded no allowance for doubtful debt for prepaid expenses and other current assets.

NOTE 5         EQUIPMENT, NET

Equipment, net as of December 31, 2020 and 2019 consisted of the following:

	2020	2019
Office equipment	$3,828	$6,873
Less: accumulated depreciation	(3,229)	(6,435)
Total	$599	$438

Depreciation expenses for the years ended December 31, 2020 and 2019 amounted to $456 and $878 respectively.

Pledge of Equipment

No equipment has been pledged by the Company.

NOTE 6         ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of December 31, 2020 and 2019 consisted of the following:

	2020	2019
Accrued staff benefits and related fees	$1,749,401	$1,916,879
Accrued professional fees	47,266	95,737
Accrued interest expenses	2,370,872	2,752,993
Other accrued expenses	41,461	30,537
Other payables	52,650	809
Total	$4,261,650	$4,796,955

NOTE 7         SHORT-TERM LOANS

As of December 31, 2020 and 2019, the Company recorded an aggregated amount of $2,973,211 and $2,951,765 of short-term loans, respectively. Those loans were borrowed from unrelated individuals. Except for loan of $128,205 that are unsecured, bearing yearly interest of 1% and are repayable on demand, the remaining loans are unsecured, bear a monthly interest of 1.5% and are repayable on demand. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. As of the date of this report, those loans have not yet been repaid.

The interest expenses of the short-term loans for the years ended December 31, 2020 and 2019 amounted to $514,038 and $526,590, respectively.

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

Pursuant to a note exchange and option agreement, dated April 2, 2009 (the “Note Exchange and Option Agreement”), between the Company and Keywin, Keywin exchanged its Amended and Restated Note in the principal amount of $45,000,000, and all accrued and unpaid interest thereon, for 4,093,806 shares of the Company’s common stock and an option to purchase an aggregate of 1,637,522 shares of the Company’s common stock, for an aggregate purchase price of $2,000,000 (the “Keywin Option”). The Keywin Option was originally exercisable for a three-month period which commenced on April 2, 2009, but pursuant to several subsequent amendments, the exercise period has been extended to a hundred and fifty-three-month period ending on January 1, 2022, subject to the Company’s right to unilaterally terminate the exercise period upon 30 days’ written notice. As of December 31, 2020, the Keywin Option has not been exercised.

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

6) Gain on extinguishment of debt

On December 16, 2020, the Company received Abandonment of interest from the note holders to abandon, relinquish, and surrender all their rights and obligations under the Notes and they confirmed to receive no consideration in exchange for the Notes. Thus, the Company recognized a gain on extinguishment of debt of $5,299,726 at the date of extinguishment and included in the statements of operations for the year ended December 31, 2020.

The following table details the accounting treatment of the convertible promissory notes:

	New 1% Convertible Promissory Notes, due in 2016	New 1% Convertible Promissory Notes, due in 2025	Total

Net carrying value of convertible promissory notes as of December 31, 2019	$5,000,000	$-	$5,000,000
Proceeds of new 1% convertible promissory notes	-	645,000	645,000
Abandonment of note	(5,000,000)	-	(5,000,000)
Net carrying value of convertible promissory notes as of December 31, 2020	$-	$645,000	$645,000

Interest Expense

The following table details the interest expenses:

	Years Ended December 31,
	2020	2019
New 1% convertible promissory notes, due in 2016	$12,329	$50,000
New 1% convertible promissory notes, due in 2025	6,238	-
Total	$18,567	$50,000

NOTE 9         COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. As of December 31, 2020 and 2019, the Company’s management is of the opinion that there are no commitments and contingencies to account for.

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

(B) Restriction on payment of dividends

The Company has not declared any dividends since incorporation. For instance, the terms of the outstanding promissory notes issued January 14, 2020 contain restrictions on the payment of dividends. The dividend restrictions provide that the Company or any of its subsidiaries shall not declare or pay dividends or other distributions in respect of the equity securities of such entity other than dividends or distributions of cash which amounts during any 12-month period that exceed ten percent (10%) of the consolidated net income of the Company based on the Company’s most recent audited consolidated financial statements disclosed in the Company’s annual report on Form 10-K (or equivalent form) filed with the U.S. Securities and Exchange Commission.

NOTE 11       RELATED PARTY TRANSACTIONS

Except as set forth below, during the years ended December 31, 2020 and 2019, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

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

NOTE 12       GAIN FROM WRITE-OFF OF LONG-AGED PAYABLES

The Company considered the payment of the outstanding payables have not been claimed and it is in the best interests of Company to write off the long-aged payables. The Company has resolved that they are of the opinion that the obligation for future settlement of accrued long-aged payables are remote, therefore the related accruals have been written off. $394,522 were written off for the year ended December 31, 2020.

NOTE 13       NET PROFIT/(LOSS) PER COMMON SHARE

Net profit/(loss) per share information for the years ended December 31, 2020 and 2019 was as follows:

	2020	2019
Numerator:
Net profit/(loss) attributable to NCN common stockholders	$4,869,156	$(893,701)
Denominator:
Weighted average number of shares outstanding, basic	8,774,263	8,762,339
Effect of dilutive securities
Options and warrants	-	-
Weighted average number of shares outstanding, diluted	8,774,263	8,762,339

Net profit/(loss) per common share – basic and diluted	$0.555	$(0.102)

The diluted net profit/(loss) per common share is the same as the basic net profit/(loss) per common share for the years ended December 31, 2020 and 2019 as the ordinary shares issuable under stock options and warrants outstanding are anti-dilutive and are therefore excluded from the computation of diluted net profit/(loss) per common share.

NOTE 14       INCOME TAXES

Income is subject to taxation in various countries in which the Company and its subsidiaries operate or are incorporated. The profit/(loss) before income taxes by geographical locations for the years ended December 31, 2020 and 2019 were summarized as follows:

	2020	2019
United States	$5,264,518	$(168,330)
Foreign	(395,362)	(725,371)
	$4,869,156	$(893,701)

Other than the United States, the Company is subject to taxation in Hong Kong and PRC. Under Hong Kong tax laws, deferred tax assets are recognized for tax loss carried forward to the extent that the realization of the related tax benefit through future taxable profits is probable. These tax losses do not expire under current Hong Kong tax legislation. Under PRC tax laws, tax losses may be carried forward for 5 years and no carry-back is allowed. At December 31, 2020 the Company does not have available tax losses in the Hong Kong and PRC to utilize for future taxable profits.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020.  There are several different provisions with the CARES Act that impact income taxes for corporations. The Company has evaluated the tax implications and believes these provisions did not have a material impact to the financial statements.

At December 31, 2020, the Company had an unused net operating loss carryforward of approximately $16,398,074 for income tax purposes. This net operating loss carryforward may result in future income tax benefits of approximately $3,443,596, which will expire on various from 2024 through 2037 as follows:

2024 to 2028	$2,279,147
2029 to 2033	892,375
2034 to 2037	217,937
Indefinitely	54,137
$3,443,596

The realization of net operating loss carryforward is uncertain at this time, a valuation allowance in the same amount has been established. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets of December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred tax liabilities	$-	$-
Deferred tax assets:
Effect of net operating loss carried forward	3,443,596	4,549,144
Less: valuation allowance	(3,443,596)	(4,549,144)
Net deferred tax assets	$-	$-

Movement of valuation allowance:

	2020	2019

At the beginning of the year	$4,549,144	$4,513,795
Current year (reduction)/addition	(1,105,548)	35,349
At the end of the year	$3,443,596	$4,549,144

