Form 10-Q
period 2021-03-31
NETWORK CN INC
filed 2021-05-14
CIK 934796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

(Address of principal executive offices, Zip Code)

(852) 9625-0097

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 14, 2021 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	8,774,263

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

2

PART I

FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.

CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.

CONSOLIDATED BALANCE SHEETS

	As of March 31, 2021	As of December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$6,073	$5,967
Prepaid expenses and other current assets, net	100,000	100,000
Total Current Assets	106,073	105,967

Equipment, Net	547	599

TOTAL ASSETS	$106,620	$106,566

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	$4,457,354	$4,261,650
Short term loan	2,973,211	2,973,211
Total Current Liabilities	7,430,565	7,234,861

Non-Current Liabilities
1% convertible promissory note due 2025, net	645,000	645,000
Total Non- Current Liabilities	645,000	645,000

TOTAL LIABILITIES	8,075,565	7,879,861

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding	-	-
Common stock, $0.001 par value, 26,666,667 shares authorize Shares issued and outstanding: 8,774,263 and 8,774,263 as of March 31, 2021 and December 31, 2020, respectively	8,773	8,773
Additional paid-in capital	124,209,441	124,209,441
Accumulated deficit	(133,891,381)	(133,695,748)
Accumulated other comprehensive income	1,704,222	1,704,239
TOTAL STOCKHOLDERS’ DEFICIT	(7,968,945)	(7,773,295)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$106,620	$106,566

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended
	March 31, 2021	March 31, 2020
REVENUES
Advertising services	$-	$-

COST OF REVENUES	-	-
Cost of advertising services	-	-

GROSS LOSS	-	-

OPERATING EXPENSES
General and administrative	(65,680)	(77,204)
Total Operating Expenses	(65,680)	(77,204)

LOSS FROM OPERATIONS	(65,680)	(77,204)

OTHER INCOME
Gain from write-off of long aged payables	-	386,772
Total Other Income	-	386,772

INTEREST AND OTHER DEBT-RELATD EXPENSES
Interest expense	(129,953)	(142,903)
Total Interest and Other Debt-Related Expenses	(129,953)	(142,903)

NET (LOSS)/PROFIT BEFORE INCOME TAXES	(195,633)	166,665
Income taxes	-	-
NET (LOSS)/PROFIT	$(195,633)	$166,665

OTHER COMPREHENSIVE INCOME
Foreign currency translation loss	(17)	(148)
Total Other Comprehensive Loss	(17)	(148)

COMPREHENSIVE (LOSS)/INCOME	$(195,650)	$166,517

NET (LOSS)/PROFIT PER COMMON SHARE – BASIC AND DILUTED	$(0.02)	$0.02

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	8,774,263	8,774,263

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/profit	$(195,633)	$166,665
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52	219
Gain from write-off of long aged payables	-	(386,772)
Changes in operating assets and liabilities:
Accounts payable, accrued expenses and other payables	195,704	(424,983)
Net cash provided by/(used in) operating activities	123	(644,871)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory note	-	645,000
Net cash provided by financing activities	-	645,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(17)	(148)

NET INCREASE/(DECREASE) IN CASH	106	(19)

CASH, BEGINNING OF PERIOD	5,967	5,510

CASH, END OF PERIOD	$6,073	$5,491

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest paid	$-	$615,000

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

Details of the Company’s principal subsidiaries and variable interest entities as of March 31, 2021, are described in Note 3 – Subsidiaries and Variable Interest Entities.

Identification of New projects

On January 14, 2020, the Company entered into a Letter of Intent with Earthasia Worldwide Holdings Limited (“EWHL”) that the Company will acquire 100% of the EWHL’s issued and outstanding stock owned by the shareholders of the EWHL and the EWHL will become a wholly owned subsidiary of the Company.

On July 23, 2020, the Company entered into Share Exchange Agreement with Ease Global Limited (“Ease Global”), the shareholder of Trade More Global Limited (‘Trade More”) that the Company will purchase, One Thousand and One Hundred (1,100) currently issued shares of common stock of Trade More from Ease Global and in exchange for Forty-nine Million (49,000,000) shares of newly-issued shares of common stock of the Company. The closing of the Exchange shall occur on other date as agreed by the parties of the Share Exchange Agreement. Upon completion of the Exchange, 78% of issued shares of common stock of the Company shall be held by the Ease Global while all of the shares of capital stock of Trade More shall be held by the Company. EWHL is a wholly owned subsidiary of Trade More.

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

Going Concern

The Company has experienced recurring net losses $195,633 for the three months ended March 31, 2021. As of March 31, 2021, and December 31, 2020, the Company has stockholders’ deficit of $7,968,945 and $7,773,295, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The unaudited consolidated financial statements for the three months ended March 31, 2021 and 2020 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments or a description of the nature and amount of any adjustments other than normal recurring adjustments) have been made which are necessary for a fair presentation of financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, previously filed with the Securities and Exchange Commission on March 30, 2021. The disclosures made in the unaudited interim consolidated financial statements generally do not repeat those in the annual statements.

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

(D) Convertible Promissory Notes

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

(E) Revenue Recognition

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

The Company has yet to generate revenue from operations for the periods ended March 31, 2021 and 2020.

(F) Recently Adapted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions to the existing guidance for income taxes related to the approach for intra-period tax allocations, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This ASU also simplifies the accounting for income taxes by clarifying and amending existing guidance related to the effects of enacted changes in tax laws or rates in the effective tax rate computation, the recognition of franchise tax and the evaluation of a step-up in the tax basis of goodwill, among other clarifications. ASU 2019-12, which the Company adopted during the first quarter of 2021, did not have a material effect on the Company’s consolidated financial statements.

(G) Recent Accounting Pronouncements

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

NOTE 3.	SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal subsidiaries and variable interest entities as of March 31, 2021 and December 31, 2020 were as follows:

Name	Place of Incorporation	Ownership/Control interest attributable to the Company	Principal activities
NCN Group Limited	BVI	100%	Investment holding
NCN Media Services Limited	BVI	100%	Investment holding
Cityhorizon Limited	Hong Kong	100%	Investment holding
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
Crown Eagle Investment Limited	Hong Kong	100%	Dormant
Crown Winner International Limited	Hong Kong	100%	Investment holding
NCN Huamin Management Consultancy (Beijing) Company Limited *	PRC	100%	Dormant
Huizhong Lianhe Media Technology Co., Ltd. *	PRC	100%	Dormant
Beijing Huizhong Bona Media Advertising Co., Ltd.*	PRC	100% (1)	Dormant
Xingpin Shanghai Advertising Limited	PRC	100% (1)	Dormant
Chuanghua Shanghai Advertising Limited	PRC	100%	Dormant
Jiahe Shanghai Advertising Limited	PRC	100%	Dormant

* The subsidiary’s registration license has been revoked.

Remarks:

1) Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.

NOTE 4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of March 31, 2021 and December 31, 2020 were as follows:

	As of March 31, 2021	As of December 31, 2020
Prepaid expenses	$100,000	$100,000
Less: allowance for doubtful debts	-	-
Total	$100,000	$100,000

The Company recorded no allowance for doubtful debts for prepaid expenses and other current assets as of March 31, 2021 and 2020.

NOTE 5.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of March 31, 2021 and December 31, 2020 were as follows:

	As of March 31, 2021	As of December 31, 2020
Accrued staff benefit and related fees	$1,796,863	$1,749,401
Accrued professional fees	43,367	47,266
Accrued interest expenses	2,500,826	2,370,872
Other accrued expenses	44,883	41,461
Other payables	71,415	52,650
Total	$4,457,354	$4,261,650

NOTE 6.	SHORT-TERM LOANS

As of March 31, 2021 and December 31, 2020, the Company recorded an aggregated amount of $2,973,211 of short-term loans. Those loans were borrowed from unrelated individuals. Except for loan of $128,205 that are unsecured, bearing yearly interest of 1% and are repayable on demand, the remaining loans are unsecured, bear a monthly interest of 1.5% and are repayable on demand. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. As of the date of this report, those loans have not yet been repaid.

The interest expenses of the short-term loans for the three months ended March 31, 2021 and 2020 were $128,346 and $129,197, respectively.

NOTE 7.	CONVERTIBLE PROMISSORY NOTES AND WARRANTS

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

Convertible promissory notes, net as of March 31, 2021 and December 31, 2020 were as follows:

	As of March 31, 2021	As of December 31, 2020
Gross carrying value	$645,000	$645,000
Less: Allocated intrinsic value of beneficial conversion feature	-	-
Add: Accumulated amortization of debt discount	-	-
	$645,000	$645,000

Current portion	$-	$-
Non-current portion	645,000	645,000
	$645,000	$645,000

Interest Expense

The interest expenses of the 1% Convertible Promissory Notes for the three months ended March 31, 2021 and 2020 were $1,607 and $13,706, respectively.

NOTE 8.	COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. As of March 31, 2021 and December 31, 2020, the Company’s management is of the opinion that there are no commitments and contingencies to account for.

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

Except as set forth below, during the three months ended March 31, 2021 and 2020, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

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

NOTE 11.	GAIN FROM WRITE-OFF OF LONG-AGED PAYABLES

The Company considered the payment of the outstanding payables have not been claimed and it is in the best interests of Company to write off the long-aged payables. The Company have resolved that they are of the opinion that the obligation for future settlement of accrued long-aged payables are remote, therefore the related accruals of $386,772 have been written off and included in gain from write-off of long-aged payables in the consolidated statements of operations and comprehensive loss for three months ended March 31, 2020.

NOTE 12.	NET (LOSS)/PROFIT PER COMMON SHARE

Net (loss)/profit per common share information for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Numerator:
Net (loss)/profit attributable to NCN common stockholders	$(195,633)	$166,665
Denominator:
Weighted average number of shares outstanding, basic	8,774,263	8,774,263
Effect of dilutive securities	-	-
Options and warrants	-	-
Weighted average number of shares outstanding, diluted	8,774,263	8,774,263

Net (loss)/profit per common share – basic and diluted	$(0.02)	$0.02

The diluted net (loss)/profit per common share is the same as the basic net (loss)/profit per common share for the three months ended March 31, 2021 and 2020 as all potential common shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net (loss)/profit per common share. There were no securities that could potentially dilute basic net (loss)/profit per common share in the future that were not included in the computation of diluted net (loss)/profit per common share because of anti-dilutive effect for the three months ended March 31, 2021 and 2020.

NOTE 13.	INCOME TAXES

Income is subject to taxation in various countries in which the Company and its subsidiaries operate or are incorporated. The (loss)/profit before income taxes by geographical locations for the three months ended March 31, 2021 and 2020 were summarized as follows:

	Three Months Ended
	March 31,
	2021	2020
	(Consolidated and unaudited)

United States	$(23,631)	$39,637
Foreign	(172,002)	127,028
	$(195,633)	$166,665

Other than the United States, the Company is subject to taxation in Hong Kong and PRC. Under Hong Kong tax laws, deferred tax assets are recognized for tax loss carried forward to the extent that the realization of the related tax benefit through future taxable profits is probable. These tax losses do not expire under current Hong Kong tax legislation. Under PRC tax laws, tax losses may be carried forward for 5 years and no carry-back is allowed. At March 31, 2021, the Company does not have available tax losses in the Hong Kong and PRC to utilize for future taxable profits.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020.  There are several different provisions with the CARES Act that impact income taxes for corporations. The Company has evaluated the tax implications and believes these provisions did not have a material impact to the financial statements.

At March 31, 2021, the Company had an unused net operating loss carryforward of approximately $16,421,705 for income tax purposes. This net operating loss carryforward may result in future income tax benefits of approximately $3,448,559, which will expire on various from 2024 through 2037 as follows:

2024 to 2028	$2,279,147
2029 to 2033	892,375
2034 to 2037	217,937
Indefinitely	59,100
$3,448,559

The realization of net operating loss carryforward is uncertain at this time, a valuation allowance in the same amount has been established. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets of March 31, 2021 and December 31, 2020 are as follows:

	March 31,	December 31,
	2021	2020
Deferred tax liabilities	$-	$-
Deferred tax assets:
Effect of net operating loss carried forward	3,448,559	3,443,596
Less: valuation allowance	(3,448,559)	(3,443,596)
Net deferred tax assets	$-	$-

Movement of valuation allowance:

	March 31,	December 31,
	2021	2020

At the beginning of the period/year	$3,443,596	$4,549,144
Additions/(Deductions)	4,963	(1,105,548)
At the end of the period/year	$3,448,559	$3,443,596

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe”, “expect”, “anticipate”, “project”, “targets”, “optimistic”, “intend”, “aim”, “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to our potential inability to raise additional capital; changes in domestic and foreign laws, regulations and taxes; uncertainties related to China’s legal system and economic, political and social events in China; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks”; changes in economic conditions, including a general economic downturn or a downturn in the securities markets; and any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for fiscal year ended December 31, 2020 and in Part 2, Item 1A of this Form 10-Q. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

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

There has been no material adverse impact on the Company’s first quarter 2021 results of operations to date. The effect of COVID-19 and related events, those not yet known or knowable, could have a negative effect on the stock price, business prospects, financial condition, and results of operations of the Company, including as a result of quarantines, market volatility, market downturns and business closures.

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

For more information relating to our business, please refer to Part I, “Item 1 - Business” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Recent Development

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

Comparison of Three Months Ended March 31, 2021 and March 31, 2020

General and Administrative Expenses – General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, employee bonuses and other staff welfare and benefits, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses). General and administrative expenses for the three months ended March 31, 2021 decreased by 14.9% to $65,680, as compared to $77,204 for the corresponding prior year period. The decrease in general and administrative expenses for the three months ended March 2021 compared to March 31, 2020 was due to decrease in salary.

Gain from write-off of long aged payables – Gain from write-off of long-aged payables for the three months ended March 31, 2020 was $386,772, compared to $nil for the three months ended March 31, 2021. We believe the obligation for future settlement for such long-aged payables is remote and therefore wrote them off.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the three months ended March 31, 2021 decreased to $129,953, or by 9%, as compared to $142,903 for the corresponding prior year period. The decrease was mainly due to the decreased in interest to convertible note result from the abandonment of convertible note from the noteholders in December 2020.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended March 31, 2021 and 2020, because the Company and all of its subsidiaries and variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $195,633 for the three months ended March 31, 2021, as compared to a net profit of $166,665 for the corresponding prior year period. The result was driven by the decrease in gain from write-off of long aged payables.

Liquidity and Capital Resources

As of March 31, 2021, we had cash of $6,073, as compared to $5,967 as of December 31, 2020, an insignificant increase of $106.

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31, 2021	March 31, 2020
Net cash provided by/(used in) operating activities	$123	$(644,871)
Net cash provided by financing activities	-	645,000
Effect of exchange rate changes on cash	(17)	(148)
Net (decrease)/increase in cash	106	(19)
Cash, beginning of period	5,967	5,510
Cash, end of period	$6,073	$5,491

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2021 was $123, as compared to net cash used in operating activities amounting to $644,871 for the corresponding prior year period. This was mainly attributable to increase in repayment for accrued short term loan interest during the three months ended March 31, 2020.

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

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 and 2020 was $nil.

Financing Activities

Net cash provided by financing activities was $nil for the three months ended March 31, 2021, as compared to $645,000 for the corresponding prior year period. The decrease was mainly due to no proceeds from convertible promissory note during the three months ended March 31, 2021.

Short-term Loan

As of March 31, 2021, the Company recorded an aggregated amount of $2,973,211 short-term loans. Those loans were borrowed from unrelated individuals. Those loans with an aggregate amount of $2,845,006 are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month and loan with an aggregate amount of $128,205 is unsecured, bear a yearly interest of 1% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. Up to the date of this report, those loans have not yet been repaid.

Capital Expenditures

During the three months ended March 31, 2021 and 2020, we did not acquire equipment.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of March 31, 2021:

	Payments due by period
	Total	Due in 2021	Due in 2022–2023	Due in 2023-2024	Thereafter
Debt Obligations (a)	$645,000	$-	$-	$-	$645,000
Short Term Loan (b)	2,973,211	2,973,211	-	-	-

(a) Debt Obligations. We issued an aggregate of $645,000 in 1% Convertible Promissory Notes in January 2020 to our investors and such 1% Convertible Promissory Notes matured in January 2025. For details, please refer to the Note 7 of the consolidated financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2021, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

There have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2020, other than as disclosed below. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

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

Our existing cash together with highly liquid current assets are insufficient to fund the Company’s operations for the next twelve months. The Company will need to rely upon some combination of cash generated from the Company’s operations, the proceeds from the potential exercise of the outstanding option held by Keywin Holdings Limited (“Keywin”) to purchase $2 million in shares of the Company’s common stock, or proceeds from the issuance of the Company’s equity and debt securities as well as the exercise of the conversion option by the Company’s note holders to convert the notes to the Company’s common stock, in order to maintain the Company’s operations. However, it may be difficult for us to raise funds in the current economic environment. If adequate capital is not available to us, our operations and financial condition could be adversely impacted.

The effect of COVID-19 and related events, including those described above and those not yet known or knowable, could have a negative effect on our stock price, business prospects, financial condition, and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended March 31, 2021 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *	Financial statements and footnotes of Network CN Inc. for the fiscal quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T (furnished herewith)

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

Date: May 14, 2021	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Shirley Cheng
Shirley Cheng, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

