Form 10-Q
period 2021-06-30
NETWORK CN INC
filed 2021-08-16
CIK 934796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	NWCN	OTC market

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 13, 2021 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	8,774,263

PART I FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements (Unaudited)	3

PART II

OTHER INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.

CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.

CONSOLIDATED BALANCE SHEETS

	As of June 30,	As of December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets
Cash	$6,163	$5,967
Prepaid expenses and other current assets, net	100,000	100,000
Total Current Assets	106,163	105,967

Equipment, Net	496	599

TOTAL ASSETS	$106,659	$106,566

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	$4,658,619	$4,261,650
Short term loan	2,973,211	2,973,211
Total Current Liabilities	7,631,830	7,234,861

Non-Current Liabilities
1% convertible promissory note due 2025, net	645,000	645,000
Total Non-Current Liabilities	645,000	645,000

TOTAL LIABILITIES	8,276,830	7,879,861

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding	-	-
Common stock, $0.001 par value, 26,666,667 shares authorize Shares issued and outstanding: 8,774,263 and 8,774,263 as of June 30, 2021 and December 31, 2020, respectively	8,773	8,773
Additional paid-in capital	124,209,441	124,209,441
Accumulated deficit	(134,092,812)	(133,695,748)
Accumulated other comprehensive income	1,704,427	1,704,239
TOTAL STOCKHOLDERS’ DEFICIT	(8,170,171)	(7,773,295)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$106,659	$106,566

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

		Three Months Ended		Six Months Ended
	Note	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
REVENUES
Advertising services		$-	$-	$-	$-

COST OF REVENUES
Cost of advertising services		-	-	-	-

GROSS LOSS		-	-	-	-

OPERATING EXPENSES
General and administrative		(71,477)	(55,745)	(137,157)	(132,948)

Total Operating Expenses		(71,477)	(55,745)	(137,157)	(132,948)

LOSS FROM OPERATIONS		(71,477)	(55,745)	(137,157)	(132,948)

OTHER INCOME
Gain from write-off of long aged payables	11	-	-	-	386,772
Total Other Income		-	-	-	386,772

INTEREST AND OTHER DEBT-RELATED EXPENSES
Interest expense	6&7	(129,954)	(129,757)	(259,907)	(272,661)
Total Interest and Other Debt–Related Expenses		(129,954)	(129,757)	(259,907)	(272,661)

NET LOSS BEFORE INCOME TAXES		(201,431)	(185,502)	(397,064)	(18,837)
Income taxes	13	-	-	-	-
NET LOSS		$(201,431)	$(185,502)	$(397,064)	$(18,837)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation gain/(loss)		205	146	188	(2)
Total other comprehensive loss		205	146	188	(2)

COMPREHENSIVE LOSS		$(201,226)	$(185,356)	$(396,876)	$(18,839)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	12	$(0.023)	$(0.0211)	$(0.0453)	$(0.0021)

WEIGHTED AVERAGE SHARES
OUTSTANDING – BASIC AND DILUTED	12	8,774,263	8,774,263	8,774,263	8,774,263

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(397,064)	$(18,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103	438
Gain from write-off of long aged payables	-	(386,772)

Changes in operating assets and liabilities:
Accounts payable, accrued expenses and other payables	396,969	(261,159)
Net cash provided by (used in) operating activities	8	(666,330)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory note	-	645,000
Proceeds from short-term loan	-	21,446
Net cash provided by financing activities	-	666,446

EFFECT OF EXCHANGE RATE CHANGES ON CASH	188	(2)

NET INCREASE IN CASH	196	114

CASH, BEGINNING OF PERIOD	5,967	5,510

CASH, END OF PERIOD	$6,163	$5,624

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest paid	$-	$615,000

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

NOTE 1.ORGANIZATION AND PRINCIPAL ACTIVITIES

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

Details of the Company’s principal subsidiaries and variable interest entities as of June 30, 2021, are described in Note 3 – Subsidiaries and Variable Interest Entities.

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

Going Concern

The Company has experienced recurring net losses $201,431 and $185,502 for the three months ended June 30, 2021 and 2020 respectively, and $397,064 and $18,837 for the six months ended June 30, 2021 and 2020 respectively. As of June 30, 2021, and December 31, 2020, the Company has stockholders’ deficit of $8,170,171 and $7,773,295, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The unaudited consolidated financial statements for the three months and six months ended June 30, 2021 and 2020 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments or a description of the nature and amount of any adjustments other than normal recurring adjustments) have been made which are necessary for a fair presentation of financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

The Company has yet to generate revenue from operations for the periods ended June 30, 2021 and 2020.

(F) Recent Accounting Pronouncements

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

NOTE 3.SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal subsidiaries and variable interest entities as of June 30, 2021 and December 31, 2020 were as follows:

Name	Place of Incorporation	Ownership/Control interest attributable to the Company		Principal activities
NCN Group Limited	BVI	100%		Investment holding
NCN Media Services Limited	BVI	100%		Investment holding
Cityhorizon Limited	Hong Kong	100%		Investment holding
NCN Group Management Limited	Hong Kong	100%		Provision of administrative and management services
Crown Eagle Investment Limited	Hong Kong	100%		Dormant
Crown Winner International Limited	Hong Kong	100%		Investment holding
NCN Huamin Management Consultancy (Beijing) Company Limited *	PRC	100%		Dormant
Huizhong Lianhe Media Technology Co., Ltd. *	PRC	100%		Dormant
Beijing Huizhong Bona Media Advertising Co., Ltd. *	PRC	100%	(1)	Dormant
Xingpin Shanghai Advertising Limited	PRC	100%	(1)	Dormant
Chuanghua Shanghai Advertising Limited	PRC	100%		Dormant
Jiahe Shanghai Advertising Limited	PRC	100%		Dormant

* The subsidiary’s registration license has been revoked.

Remarks:

1) Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.

NOTE 4.PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of June 30, 2021 and December 31, 2020 were as follows:

	As of June 30, 2021	As of December 31, 2020
Prepaid expenses	$100,000	$100,000
Less: allowance for doubtful debts	-	-
Total	$100,000	$100,000

The Company recorded no allowance for doubtful debts for prepaid expenses and other current assets as of June 30, 2021 and December 31, 2020.

NOTE 5.ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of June 30, 2021 and December 31, 2020 were as follows:

	As of	As of
	June 30, 2021	December 31, 2020
Accrued staff benefit and related fees	$1,844,324	$1,749,401
Accrued professional fees	42,411	47,266
Accrued interest expenses	2,630,779	2,370,872
Other accrued expenses	49,788	41,461
Other payables	91,317	52,650
Total	$4,658,619	$4,261,650

NOTE 6.SHORT-TERM LOANS

As of June 30, 2021 and December 31, 2020, the Company recorded an aggregated amount of $2,973,211 of short-term loans. Those loans were borrowed from unrelated individuals. Except for loan of $128,205 that are unsecured, bearing yearly interest of 1% and are repayable on demand, the remaining loans are unsecured, bear a monthly interest of 1.5% and are repayable on demand. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. As of the date of this report, those loans have not yet been repaid.

The interest expenses of the short-term loans were $128,346 and $256,691 for the three and six months ended June 30, 2021, respectively, while interest expenses amounted $128,149 and $257,346 for the three and six months ended June 30, 2020, respectively.

NOTE 7.CONVERTIBLE PROMISSORY NOTES AND WARRANTS

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

Convertible promissory notes, net as of June 30, 2021 and December 31, 2020 were as follows:

	As of	As of
	June 30, 2021	December 31, 2020
Gross carrying value	$645,000	$645,000
Less: Allocated intrinsic value of beneficial conversion feature	-	-
Add: Accumulated amortization of debt discount	-	-
	$645,000	$645,000

Current portion	$-	$-
Non-current portion	645,000	645,000
	$645,000	$645,000

Interest Expense

The interest expenses of the 1% Convertible Promissory Notes were $1,608 and $3,216 for the three and six months ended June 30, 2021, respectively, while interest expenses amounted $1,608 and $15,315 for the three and six months ended June 30, 2020, respectively.

NOTE 8.COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. As of June 30, 2021 and December 31, 2020, the Company’s management is of the opinion that there are no commitments and contingencies to account for.

NOTE 9.STOCKHOLDERS’ DEFICIT

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

NOTE 10.RELATED PARTY TRANSACTIONS

Except as set forth below, during the three months and six months ended June 30, 2021 and 2020, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

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

On June 1, 2021, the Company and Keywin, of which the Company’s chief executive officer and director is the director and his spouse is the sole shareholder, entered into an Amendment, pursuant to which the Company agreed the noteholder shall have the right to purchase from the Company an aggregate of 11,764,756 shares of the Common Stock for an aggregate purchase price of $2,000,000 and the option may be exercised by the noteholder at any time during the Exercise Period by giving written notice to the Company.

NOTE 11.GAIN FROM WRITE-OFF OF LONG-AGED PAYABLES

The Company considered the payment of the outstanding payables have not been claimed and it is in the best interests of Company to write off the long-aged payables. The Company have resolved that they are of the opinion that the obligation for future settlement of accrued long-aged payables are remote, therefore the related accruals of $386,772 have been written off and included in gain from write-off of long-aged payables in the consolidated statements of operations and comprehensive loss for six months ended June 30, 2020.

NOTE 12.NET LOSS PER COMMON SHARE

Net loss per common share information for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Numerator:
Net loss attributable to NCN common stockholders	$(201,431)	$(185,502)	$(397,064)	$(18,837)
Denominator:
Weighted average number of shares outstanding, basic	8,774,263	8,774,263	8,774,263	8,774,263
Effect of dilutive securities	-	-	-	-
Options and warrants	-	-	-	-
Weighted average number of shares outstanding, diluted	8,774,263	8,774,263	8,774,263	8,774,263

Net loss per common share – basic and diluted	$(0.023)	$(0.0211)	$(0.0453)	$(0.0021)

The diluted net loss per common share is the same as the basic net loss per common share for the three and six months ended June 30, 2021 and 2020 as all potential common shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. There were no securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because of anti-dilutive effect for the three and six months ended June 30, 2021 and 2020.

NOTE 13.INCOME TAXES

Income is subject to taxation in various countries in which the Company and its subsidiaries operate or are incorporated. The loss before income taxes by geographical locations for the three and six months ended June 30, 2021 and 2020 were summarized as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(Consolidated and unaudited)		(Consolidated and unaudited)

United States	$(25,295)	$(25,275)	$(48,926)	$14,362
Foreign	(176,136)	(160,227)	(348,138)	(33,199)
	$(201,431)	$(185,502)	$(397,064)	$(18,837)

Other than the United States, the Company is subject to taxation in Hong Kong and PRC. Under Hong Kong tax laws, deferred tax assets are recognized for tax loss carried forward to the extent that the realization of the related tax benefit through future taxable profits is probable. These tax losses do not expire under current Hong Kong tax legislation. Under PRC tax laws, tax losses may be carried forward for 5 years and no carry-back is allowed. At June 30, 2021, the Company does not have available tax losses in the Hong Kong and PRC to utilize for future taxable profits.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. There are several different provisions with the CARES Act that impact income taxes for corporations. The Company has evaluated the tax implications and believes these provisions did not have a material impact to the financial statements.

At June 30, 2021, the Company had an unused net operating loss carryforward of approximately $16,447,000 for income tax purposes. This net operating loss carryforward may result in future income tax benefits of approximately $3,453,871, which will expire on various from 2024 through 2037 as follows:

2024 to 2028	$2,279,147
2029 to 2033	892,375
2034 to 2037	217,937
Indefinitely	64,412
$3,453,871

The realization of net operating loss carryforward is uncertain at this time, a valuation allowance in the same amount has been established. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets of June 30, 2021 and December 31, 2020 are as follows:

	June 30,	December 31,
	2021	2020
Deferred tax liabilities	$-	$-
Deferred tax assets:
Effect of net operating loss carried forward	3,453,871	3,443,596
Less: valuation allowance	(3,453,871)	(3,443,596)
Net deferred tax assets	$-	$-

Movement of valuation allowance:

	June 30,	December 31,
	2021	2020

At the beginning of the period/year	$3,443,596	$4,549,144
Additions/(Deductions)	10,275	(1,105,548)
At the end of the period/year	$3,453,871	$3,443,596

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

There has been no material adverse impact on the Company’s second quarter 2021 results of operations to date. The effect of COVID-19 and related events, those not yet known or knowable, could have a negative effect on the stock price, business prospects, financial condition, and results of operations of the Company, including as a result of quarantines, market volatility, market downturns and business closures.

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

Comparison of Three Months Ended June 30, 2021 and June 30, 2020

General and Administrative Expenses – General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, employee bonuses and other staff welfare and benefits, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses). General and administrative expenses for the three months ended June 30, 2021 increased by 28% to $71,477, as compared to $55,745 for the corresponding prior year period. The increase in general and administrative expenses was mainly due to the increase in salary.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the three months ended June 30, 2021 was $129,954, as compared to $129,757 for the corresponding prior year period. No significant changed.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended June 30, 2021 and 2020, because the Company and all of its subsidiaries and variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $201,431 for the three months ended June 30, 2021, a increase of 9%, as compared to a net loss of $185,502 for the corresponding prior year period. The increase in net loss was mainly driven by increase in salary.

Comparison of Six Months Ended June 30, 2021 and June 30, 2020

General and Administrative Expenses – General and administrative expenses for the six months ended June 30, 2021 increased by 3% to $137,157, compared to $132,948 for the corresponding prior year period. The increase in general and administrative expenses was mainly due to increase of salaries.

Gain from write-off of long aged payables – Gain from write-off of long-aged payables for the six months ended June 30, 2020 was $386,772, compared to $nil for the six months ended June 30, 2021. We believe the obligation for future settlement for such long-aged payables is remote and therefore wrote them off in 2020.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the six months ended June 30, 2021 decreased to $259,907, or by 5%, compared to $272,661 for the corresponding prior year period. The decrease was mainly due to the decreased in interest to convertible promissory note result from the abandonment of convertible note from the noteholders in 2020.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the six months ended June 30, 2021 and 2020 as the Company and all of its subsidiaries and its variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $397,064 for the six months ended June 30, 2021, compared to of $18,837 for the corresponding prior year period. The result was mainly driven by the decrease in gain from write-off of long aged payables.

Liquidity and Capital Resources

As of June 30, 2021, we had cash of $6,163, as compared to $5,967 as of December 31, 2020, an insignificant increase of $196.

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30, 2021	June 30, 2020
Net cash provided by / (used in) operating activities	$8	$(666,330)
Net cash provided by financing activities	-	666,446
Effect of exchange rate changes on cash	188	(2)
Net increase in cash	196	114
Cash, beginning of period	5,967	5,510
Cash, end of period	$6,163	$5,624

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2021 was $8, as compared to net cash used in operating activities amounting to $666,330 for the corresponding prior year period. This was mainly attributable to increase in repayments for accrued short term loan interest during the six months ended June 30, 2020.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 and 2020 was $nil.

Financing Activities

Net cash provided by financing activities was $nil for the six months ended June 30, 2021, as compared to $666,446 for the corresponding prior year period. The decrease was mainly due to no proceeds from convertible promissory note during the six months ended June 30, 2020.

Short-term Loan

As of June 30, 2021, the Company recorded an aggregated amount of $2,973,211 short-term loans. Those loans were borrowed from unrelated individuals. Those loans with an aggregate amount of $2,845,006 are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month and loan with an aggregate amount of $128,205 is unsecured, bear a yearly interest of 1% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. Up to the date of this report, those loans have not yet been repaid.

Capital Expenditures

During the three and six months ended June 30, 2021 and 2020, we did not acquire equipment.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of June 30, 2021:

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2021, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

We have not sold any equity securities during the quarter ended June 30, 2021 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *	Financial statements and footnotes of Network CN Inc. for the fiscal quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T (furnished herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: August 16, 2021	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Shirley Cheng
Shirley Cheng, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)