Form 10-Q
period 2021-09-30
NETWORK CN INC
filed 2021-11-12
CIK 934796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-30264

NETWORK CN INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	90-0370486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 802B-803, 8/F, Tower 2, South Seas Centre, 75 Mody Road, TST, Kowloon, HK

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	NWCN	OTC market

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 12, 2021 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	20,539,018

PART I FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements (Unaudited)	3

PART II

OTHER INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.

CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.

CONSOLIDATED BALANCE SHEETS

	As of September 30,	As of December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets
Cash	$6,393	$5,967
Prepaid expenses and other current assets, net	100,000	100,000
Total Current Assets	106,393	105,967

Equipment, Net	445	599

TOTAL ASSETS	$106,838	$106,566

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	$4,861,411	$4,261,650
Short term loan	2,973,211	2,973,211
Total Current Liabilities	7,834,622	7,234,861

Non-Current Liabilities
1% convertible promissory note due 2025, net	645,000	645,000
Total Non - Current Liabilities	645,000	645,000

TOTAL LIABILITIES	8,479,622	7,879,861

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding	-	-
Common stock, $0.001 par value, 26,666,667 shares authorize Shares issued and outstanding: 8,774,263 and 8,774,263 as of September 30, 2021 and December 31, 2020, respectively	8,773	8,773
Additional paid-in capital	124,209,441	124,209,441
Accumulated deficit	(134,295,485)	(133,695,748)
Accumulated other comprehensive income	1,704,487	1,704,239
TOTAL STOCKHOLDERS’ DEFICIT	(8,372,784)	(7,773,295)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$106,838	$106,566

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

		Three Months Ended		Nine Months Ended
	Note	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
REVENUES
Advertising services		$-	$-	$-	$-

COST OF REVENUES
Cost of advertising services		-	-	-	-

GROSS LOSS		-	-	-	-

OPERATING EXPENSES
General and administrative		(72,702)	(88,309)	(209,859)	(221,257)

Total Operating Expenses		(72,702)	(88,309)	(209,859)	(221,257)

LOSS FROM OPERATIONS		(72,702)	(88,309)	(209,859)	(221,257)

OTHER INCOME
Gain from write-off of long aged payables	11	-	7,750	-	394,522
Total Other Income		-	7,750	-	394,522

INTEREST AND OTHER DEBT-RELATED EXPENSES
Interest expense	6&7	(129,971)	(129,971)	(389,878)	(402,632)
Total Interest and Other Debt–Related Expenses		(129,971)	(129,971)	(389,878)	(402,632)

NET LOSS BEFORE INCOME TAXES		(202,673)	(210,530)	(599,737)	(229,367)
Income taxes	13	-	-	-	-
NET LOSS		$(202,673)	$(210,530)	$(599,737)	$(229,367)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain		60	65	248	63
Total other comprehensive income		60	65	248	63

COMPREHENSIVE LOSS		$(202,613)	$(210,465)	$(599,489)	$(229,304)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	12	$(0.0231)	$(0.0240)	$(0.0684)	$(0.0261)

WEIGHTED AVERAGE SHARES
OUTSTANDING – BASIC AND DILUTED	12	8,774,263	8,774,263	8,774,263	8,774,263

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(599,737)	$(229,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	154	438
Gain from write-off of long aged payables	-	(394,522)

Changes in operating assets and liabilities:
Accounts payable, accrued expenses and other payables	279,248	(42,858)
Net cash used in operating activities	(320,335)	(666,309)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement	320,513	-
Proceeds from convertible promissory note	-	645,000
Proceeds from short-term loan	-	21,446
Net cash provided by financing activities	320,513	666,446

EFFECT OF EXCHANGE RATE CHANGES ON CASH	248	63

NET INCREASE IN CASH	426	200

CASH, BEGINNING OF PERIOD	5,967	5,510

CASH, END OF PERIOD	$6,393	$5,710

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest paid	$-	$615,000

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

Details of the Company’s principal subsidiaries and variable interest entities as of September 30, 2021, are described in Note 3 – Subsidiaries and Variable Interest Entities.

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

Private Placement

On May 3, 2021, the Company entered into Common Stock Agreement with the foreign investor (the "New investor") that the Company will sell an aggregate of 200,000 shares of the Company's common stock to the New investor. Pursuant to the terms of a Common Stock Agreement between the Company and the New investor, the purchase price paid by the New investor for the shares were $3 per share for an aggregate sum of six hundred thousand U.S. dollars. As of September 30, 2021, the New investor has paid the amount of $320,513 which recorded in the other payables while the Company has not completed to issue the common stock to the New investor.

Going Concern

The Company has experienced recurring net losses $202,673 and $210,530 for the three months ended September 30, 2021 and 2020, respectively, and $599,737 and $229,367 for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, and December 31, 2020, the Company has stockholders’ deficit of $8,372,784 and $7,773,295, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The existing cash together with highly liquid current assets are insufficient to fund the Company’s operations for the next twelve months. The Company will need to rely upon some combination of cash generated from the Company’s operations, the proceeds from the issuance of the Company’s equity and debt securities as well as the exercise of the conversion option by the Company’s note holders to convert the notes to the Company’s common stock, in order to maintain the Company’s operations. Based on the Company’s best estimates, the Company believes that there are sufficient financial resources to meet the cash requirements for the coming twelve months and the consolidated financial statements have been prepared on a going concern basis. However, there can be no assurance the Company will be able to continue as a going concern.

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

The unaudited consolidated financial statements for the three months and nine months ended September 30, 2021 and 2020 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments or a description of the nature and amount of any adjustments other than normal recurring adjustments) have been made which are necessary for a fair presentation of financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

The Company has yet to generate revenue from operations for the periods ended September 30, 2021 and 2020.

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

NOTE 3.SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal subsidiaries and variable interest entities as of September 30, 2021 and December 31, 2020 were as follows:

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

Remarks:

1) Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.

NOTE 4.PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of September 30, 2021 and December 31, 2020 were as follows:

	As of September 30, 2021	As of December 31, 2020
Prepaid expenses	$100,000	$100,000
Less: allowance for doubtful debts	-	-
Total	$100,000	$100,000

The Company recorded no allowance for doubtful debts for prepaid expenses and other current assets as of September 30, 2021 and 2020.

NOTE 5.ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of September 30, 2021 and December 31, 2020 were as follows:

	As of	As of
	September 30, 2021	December 31, 2020
Accrued staff benefit and related fees	$1,891,786	$1,749,401
Accrued professional fees	50,325	47,266
Accrued interest expenses	2,485,351	2,370,872
Other accrued expenses	12,238	41,461
Other payables	421,711	52,650
Total	$4,861,411	$4,261,650

NOTE 6.SHORT-TERM LOANS

As of September 30, 2021 and December 31, 2020, the Company recorded an aggregated amount of $2,973,211 of short-term loans. Those loans were borrowed from unrelated individuals. Except for loan of $128,205 that are unsecured, bearing yearly interest of 1% and are repayable on demand, the remaining loans are unsecured, bear a monthly interest of 1.5% and are repayable on demand. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. As of the date of this report, those loans have not yet been repaid.

The interest expenses of the short-term loans were $128,345 and $385,036 for the three and nine months ended September 30, 2021, respectively, while interest expenses amounted $128,345 and $385,691 for the three and nine months ended September 30, 2020, respectively.

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

Convertible promissory notes, net as of September 30, 2021 and December 31, 2020 were as follows:

	As of	As of
	September 30, 2021	December 31, 2020
Gross carrying value	$645,000	$645,000
Less: Allocated intrinsic value of beneficial conversion feature	-	-
Add: Accumulated amortization of debt discount	-	-
	$645,000	$645,000

Current portion	$-	$-
Non-current portion	645,000	645,000
	$645,000	$645,000

Interest Expense

The interest expenses of the 1% Convertible Promissory Notes were $1,626 and $4,842 for the three and nine months ended September 30, 2021, respectively, while interest expenses amounted $1,626 and $16,941 for the three and nine months ended September 30, 2020, respectively.

NOTE 8.COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. As of September 30, 2021 and December 31, 2020, the Company’s management is of the opinion that there are no commitments and contingencies to account for.

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

NOTE 10.RELATED PARTY TRANSACTIONS

Except as set forth below, during the three and nine months ended September 30, 2021 and 2020, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

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

On June 1, 2021, the Company and Keywin, of which the Company’s chief executive officer and director is the director and his spouse is the sole shareholder, entered into an Amendment, pursuant to which the Company agreed Keywin to purchase an aggregate of 11,764,756 shares of the Company’s common stock for an aggregate purchase price of $2,000,000.

On October 28, 2021, Keywin exercised its option to purchase an aggregate of 11,764,756 shares of the Company’s common stock for an aggregate purchase price of $2,000,000.

NOTE 11.GAIN FROM WRITE-OFF OF LONG-AGED PAYABLES

The Company considered the payment of the outstanding payables have not been claimed due to loss of contact and it is in the best interests of Company to write off the long-aged payables. The Company has resolved that they are of the opinion that the obligation for future settlement of accrued long-aged payables are remote, therefore the related accruals have been written off. $7,750 and $394,522 were written off for the three and nine months ended September 30, 2020, respectively. No written off for the three and nine months ended September 30, 2021.

NOTE 12.NET LOSS PER COMMON SHARE

Net loss per common share information for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Numerator:
Net loss attributable to NCN common stockholders	$(202,673)	$(210,530)	$(599,737)	$(229,367)
Denominator:
Weighted average number of shares outstanding, basic	8,774,263	8,774,263	8,774,263	8,774,263
Effect of dilutive securities	-	-	-	-
Options and warrants	-	-	-	-
Weighted average number of shares outstanding, diluted	8,774,263	8,774,263	8,774,263	8,774,263

Net loss per common share – basic and diluted	$(0.0231)	$(0.0240)	$(0.0684)	$(0.0261)

The diluted net loss per common share is the same as the basic net loss per common share for the three and nine months ended September 30, 2021 and 2020 as all potential common shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. There were no securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because of anti-dilutive effect for the three and nine months ended September 30, 2021 and 2020.

NOTE 13.INCOME TAXES

Income is subject to taxation in various countries in which the Company and its subsidiaries operate or are incorporated. The loss before income taxes by geographical locations for the three and nine months ended September 30, 2021 and 2020 were summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(Consolidated and unaudited)		(Consolidated and unaudited)

United States	$(30,058)	$(18,506)	$(78,984)	$(4,144)
Foreign	(172,615)	(192,024)	(520,753)	(225,223)
	$(202,673)	$(210,530)	$(599,737)	$(229,367)

Other than the United States, the Company is subject to taxation in Hong Kong and PRC. Under Hong Kong tax laws, deferred tax assets are recognized for tax loss carried forward to the extent that the realization of the related tax benefit through future taxable profits is probable. These tax losses do not expire under current Hong Kong tax legislation. Under PRC tax laws, tax losses may be carried forward for 5 years and no carry-back is allowed. At September 30, 2021, the Company does not have available tax losses in the Hong Kong and PRC to utilize for future taxable profits.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. There are several different provisions with the CARES Act that impact income taxes for corporations. The Company has evaluated the tax implications and believes these provisions did not have a material impact to the financial statements.

At September 30, 2021, the Company had an unused net operating loss carryforward of approximately $16,477,058 for income tax purposes. This net operating loss carryforward may result in future income tax benefits of approximately $3,460,184, which will expire on various from 2024 through 2037 as follows:

2024 to 2028	$2,279,147
2029 to 2033	892,375
2034 to 2037	217,937
Indefinitely	70,725
$3,460,184

The realization of net operating loss carryforward is uncertain at this time, a valuation allowance in the same amount has been established. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets of September 30, 2021 and December 31, 2020 are as follows:

	September 30,	December 31,
	2021	2020
Deferred tax liabilities	$-	$-
Deferred tax assets:
Effect of net operating loss carried forward	3,460,184	3,443,596
Less: valuation allowance	(3,460,184)	(3,443,596)
Net deferred tax assets	$-	$-

Movement of valuation allowance:

	September 30,	December 31,
	2021	2020

At the beginning of the period/year	$3,443,596	$4,549,144
Additions/(Deductions)	16,588	(1,105,548)
At the end of the period/year	$3,460,184	$3,443,596

NOTE 14.SUBSEQUENT EVENT

On October 28, 2021, Keywin Holdings Limited (“Keywin”) exercised its option to purchase an aggregate of 11,764,756 shares of the Company’ common stock for an aggregate purchase price of $2,000,000.

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

Private Placement

On May 3, 2021, the Company entered into Common Stock Agreement with the foreign investor (the "New investor") that the Company will sell an aggregate of 200,000 shares of the Company's common stock to the New investor. Pursuant to the terms of a Common Stock Agreement between the Company and the New investor, the purchase price paid by the New investor for the shares were $3 per share for an aggregate sum of six hundred thousand U.S. dollars. As of September 30, 2021, the New investor has paid the amount of $320,513 which recorded in the other payables while the Company has not completed to issue the common stock to the New investor.

Exercise of conversion option

On October 28, 2021, Keywin Holdings Limited(“Keywin”) exercised its option to purchase an aggregate of 11,764,756 shares of the Company’s common stock for an aggregate purchase price of $2,000,000.

Results of Operations

The following results of operations is based upon and should be read in conjunction with the Company’s unaudited consolidated financial statements and the notes thereto included in Part I – Financial Information, “Item 1. Financial Statement.” All amounts are expressed in U.S. dollars.

Comparison of Three Months Ended September 30, 2021 and September 30, 2020

General and Administrative Expenses – General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, employee bonuses and other staff welfare and benefits, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses). General and administrative expenses for the three months ended September 30, 2021 decreased by 18% to $72,702, as compared to $88,309 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to the decrease in salaries.

Gain from write-off of long aged payables – Gain from write-off of long-aged payables for the three months ended September 30, 2021 was $nil, compared to $7,750 for the three months ended September 30, 2020. We believe the obligation for future settlement for such long-aged payables is remote and therefore wrote them off in 2020.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the three months ended September 30, 2021 was $129,971 which is same as such for the corresponding prior year period.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended September 30, 2021 and 2020, because the Company and all of its subsidiaries and variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $202,673 for the three months ended September 30, 2021, no significant change, as compared to a net loss of $210,530 for the corresponding prior year period.

Comparison of Nine Months Ended September 30, 2021 and September 30, 2020

General and Administrative Expenses – General and administrative expenses for the nine months ended September 30, 2021 decreased by 5% to $209,859, compared to $221,257 for the corresponding prior year period. The decrease in general and administrative expenses was mainly due to decrease of salaries.

Gain from write-off of long aged payables – Gain from write-off of long-aged payables for the nine months ended September 30, 2021 was $nil , as compared to $394,522 for the nine months ended September 30, 2020. We believe the obligation for future settlement for such long-aged payables is remote and therefore wrote them off in 2020.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the nine months ended September 30, 2021 decreased by 3% to $389,878, compared to $402,632 for the corresponding prior year period. The decrease was mainly due to the decreased in interest to 1% convertible promissory note due 2016.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the nine months ended September 30, 2021 and 2020 as the Company and all of its subsidiaries and its variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $599,737 for the nine months ended September 30, 2021, compared to of $229,367 for the corresponding prior year period. The increase in net loss was mainly driven by the decrease in gain from write-off of long aged payables.

Liquidity and Capital Resources

As of September 30, 2021, we had cash of $6,393, as compared to $5,967 as of December 31, 2020, an insignificant increase of $426.

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30, 2021	September 30, 2020
Net cash used in operating activities	$(320,335)	$(666,309)
Net cash provided by financing activities	320,513	666,446
Effect of exchange rate changes on cash	248	63
Net increase in cash	426	200
Cash, beginning of period	5,967	5,510
Cash, end of period	$6,393	$5,710

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $320,335, as compared to net cash used in operating activities amounting to $666,309 for the corresponding prior year period. This was mainly attributable to decrease in payments to short term loan interest during the nine months ended September 30, 2021.

Our cash flow projections indicate that our current assets and projected revenues from our existing project will not be sufficient to fund operations over the next twelve months. This raises substantial doubt about our ability to continue as a going concern. We intend to rely upon some combination of cash generated from the Company’s operations, the proceeds from the issuance of the Company’s equity and debt securities as well as the exercise of the conversion option by the Company’s note holders to convert the notes to the Company’s common stock, in order to maintain the Company’s operations. However, it may be difficult for us to raise funds in the current economic environment. We cannot give assurance that we will be able to generate sufficient revenue or raise new funds, or that our note holders will exercise their conversion option before the note is due. In any such case, we may not be able to continue as a going concern.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 and 2020 was $nil.

Financing Activities

Net cash provided by financing activities was $320,513 for the nine months ended September 30, 2021, as compared to $666,446 for the corresponding prior year period. The decrease was mainly due to no proceeds from convertible promissory note and short-term loans but only proceeds from private placement during the nine months ended September 30, 2021.

Short-term Loan

As of September 30, 2021, the Company recorded an aggregated amount of $2,973,211 short-term loans. Those loans were borrowed from unrelated individuals. Those loans with an aggregate amount of $2,845,006 are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month and loan with an aggregate amount of $128,205 is unsecured, bear a yearly interest of 1% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. Up to the date of this report, those loans have not yet been repaid.

Capital Expenditures

During the three and nine months ended September 30, 2021 and 2020, we did not acquire equipment.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of September 30, 2021:

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2021, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

Our existing cash together with highly liquid current assets are insufficient to fund the Company’s operations for the next twelve months. The Company will need to rely upon some combination of cash generated from the Company’s operations, the proceeds from the issuance of the Company’s equity and debt securities as well as the exercise of the conversion option by the Company’s note holders to convert the notes to the Company’s common stock, in order to maintain the Company’s operations. However, it may be difficult for us to raise funds in the current economic environment. If adequate capital is not available to us, our operations and financial condition could be adversely impacted.

The effect of COVID-19 and related events, including those described above and those not yet known or knowable, could have a negative effect on our stock price, business prospects, financial condition, and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended September 30, 2021 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

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

Date: November 12, 2021	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Shirley Cheng
Shirley Cheng, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)