Form 10-Q/A
period 2021-09-30
NETWORK CN INC
filed 2022-01-11
CIK 934796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	NWCN	OTC market

The number of shares outstanding of each of the issuer’s classes of common stock, as of January 10, 2022 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	20,749,018

EXPLANATORY NOTE

Network CN Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Form 10-Q/A”) to include the Unaudited Consolidated Statements of stockholders’ equity in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 and 2020 originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Quarterly Report”).

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

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Share	Amount	Capital	Deficit	Income	Total
Balance as of January 1, 2021	8,774,263	$8,773	$124,209,441	$(133,695,748)	$1,704,239	$(7,773,295)
Translation adjustment	-	-	-	-	(17)	(17)
Net loss for the period	-	-	-	(195,633)	-	(195,633)
Balance as of March 31, 2021	8,774,263	$8,773	$124,209,441	$(133,891,381)	$1,704,222	$(7,968,945)
Translation adjustment	-	-	-	-	205	205
Net loss for the period	-	-	-	(201,431)	-	(201,431)
Balance as of June 30, 2021	8,774,263	$8,773	$124,209,441	$(134,092,812)	$1,704,427	$(8,170,171)
Translation adjustment	-	-	-	-	60	60
Net loss for the period	-	-	-	(202,673)	-	(202,673)
Balance as of September 30, 2021	8,774,263	$8,773	$124,209,441	$(134,295,485)	$1,704,487	$(8,372,784)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Share	Amount	Capital	Deficit	Income	Total
Balance as of January 1, 2020	8,774,263	$8,773	$124,209,441	$(138,564,904)	$1,703,918	$(12,642,772)
Translation adjustment	-	-	-	-	(148)	(148)
Net profit for the period	-	-	-	166,665	-	166,665
Balance as of March 31, 2020	8,774,263	$8,773	$124,209,441	$(138,398,239)	$1,703,770	$(12,476,255)
Translation adjustment	-	-	-	-	146	146
Net loss for the period	-	-	-	(185,502)	-	(185,502)
Balance as of June 30, 2020	8,774,263	$8,773	$124,209,441	$(138,583,741)	$1,703,916	$(12,661,611)
Translation adjustment	-	-	-	-	65	65
Net loss for the period	-	-	-	(210,530)	-	(210,530)
Balance as of September 30, 2020	8,774,263	$8,773	$124,209,441	$(138,794,271)	$1,703,981	$(12,872,076)

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

Date: January 11, 2022	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Shirley Cheng
Shirley Cheng, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)