Form 10-K
period 2021-12-31
NETWORK CN INC
filed 2022-12-23
CIK 934796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 000-30264

NETWORK CN INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0370486
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Unit 705B, 7th FL, New East Ocean Centre, 9 Science Museum Road, TST, KLN, Hong Kong 00000

(Address of principal executive offices)

+ (852) 9625-0097

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock	NWCN	OTCQB

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

(Title of Each Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐       No ☑

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☑

As of June 30, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $2,623,000.

The number of shares outstanding of each of the issuer’s classes of common stock, as of December 22, 2022 is as follows:

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

USE OF TERMS

Except as otherwise indicated by the context, references in this annual report to:

●	“BVI” are references to the British Virgin Islands;

●	“China” and “PRC” are to the People’s Republic of China;

●	the “Company”, “NCN”, “we”, “us”, or “our”, are references to Network CN Inc., a Delaware corporation and its direct and indirect subsidiaries: NCN Group Limited, or NCN Group, a BVI limited company; NCN Media Services Limited, a BVI limited company; NCN Group Management Limited, or NCN Group Management, a Hong Kong limited company; NCN Group (Global) Limited, or NCN Global, a Hong Kong Limited company; Crown Winner International Limited, or Crown Winner, a Hong Kong Limited company; Crown Eagle Investments Limited, a Hong Kong limited company; Cityhorizon Limited, or Cityhorizon Hong Kong, a Hong Kong limited company, and its subsidiary, Huizhong Lianhe Media Technology Co., Ltd., or Lianhe, a PRC limited company; and Chuanghua Shanghai advertising Limited, a PRC limited company; NCN Huamin Management Consultancy (Beijing) Company Limited, or NCN Huamin, a PRC limited company; and the Company’s variable interest entity, Beijing Huizhong Bona Media Advertising Co., Ltd., or Bona, a PRC limited company;

●	“RMB” are to the Renminbi, the legal currency of China;
●	the “Securities Act” are to the Securities Act of 1933, as amended; and the “Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States.

PART I

ITEM 1.	BUSINESS

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

Recent Developments

Issuance of Convertible Promissory Note

On January 18, 2022, the Company entered into a Subscription Agreement under which the Subscriber agreed to purchase the 1% Senior Unsecured Convertible Note Agreement from the Company for an agreement purchase price of $2,500,000. On the same date, the Company signed the 1% Senior Unsecured Convertible Note Agreement under which the Company may sell and issue to the Subscriber up to an aggregate maximum amount of $2,500,000 in principal amount of Convertible Notes prior to January 19, 2027. The Convertible Promissory Notes issued to the Investor are convertible at the holder’s option into shares of Company common stock at $1.25 per share.

Exercise of conversion option

On October 28, 2021, Keywin Holdings Limited (“Keywin”) exercised its option to purchase an aggregate of 11,764,756 shares of the Company’ common stock for an aggregate purchase price of $2,000,000.

Private Placement

On May 3, 2021, the Company entered into Common Stock Agreement with the foreign investor (the "New investor") that the Company will sell an aggregate of 200,000 shares of the Company's common stock to the New investor. Pursuant to the terms of a Common Stock Agreement between the Company and the New investor, the purchase price paid by the New investor for the shares were $3 per share for an aggregate sum of $600,000.

Increase of authorized capital

On April 28, 2020, the Board of Directors and Majority of stockholders of the Company approved to increase the total number of authorized shares of Common Stock from 26,666,667 to 100,000,000,000. On October 11, 2021, we filed a Certificate of Amendment to our Certificate of Incorporation with the Delaware Secretary of State to increase our authorized shares of common stock from 26,666,667 to 100,000,000,000 and the increase had approved by Delaware secretary of state on April 5, 2022.

Corporate Structure

The following chart reflects our organization structure as of the date of this annual report:

Network CN Inc. ("NWCN") (Delaware, U.S.A.) Type 1 Co Director: 1) Earnest Leung 2) Shirley Cheng 3) Frederick Wong
NCN Group Limited ("NCN Group") (100%) (BVI) Type 1 Co Director: 1) Earnest Leung 2) Shirley Cheng
NCN Media Services Limited (100%) (BVI) Type 1 Co Director: 1) Earnest Leung 2) Shirley Cheng
NCN Group Management Limited (100%) (HK) Type 2 Co Director: Earnest Leung
NCN Huamin Management Consultancy (Beijing) Company Limited ("NCN Huamin") (100%) (The PRC) Type 3 Co Director: Chan Yuen Fan
Crown Winner International Limited (100%) (HK) Type 1 Co Director: Earnest Leung
Cityhorizon Limited ("Cityhorizon Hong Kong") (100%) (HK) Type 1 Co Director: Earnest Leung
Crown Eagle Investments Limited (100%) (HK) Type 1 Co Director: Earnest Leung
NCN Group (Global) Limited (100%) (HK) Type 1 Co Director: Earnest Leung
Jiahe Shanghai Advertising Limited ("Jiahe") (100%) (The PRC) Type 3 Co Director: Tian Hai Bin Registered Capital: $10 thousand
Changhua Shanghai Advertising Limited ("Changhua") (100%) (The PRC) Type 3 Co Director: 1) Tian Hai Bin 2) Tian Hai Yan 3) Li Ting Registered Capital: $1,000,000
Xingpin Shanghai Advertising Limited ("Xingpin") (VIE-100% Indirect <See a>) (The PRC) Type 3 Co Shareholder: Tian Hai Bin (100%) Director: Tian Hai Bin Registered Capital: ¥300,000.00
Huizhong Lianhe Media Technology Co., Ltd ("Lianhe") (100%) (The PRC) Type 3 Co Director: 1) Earnest Leung 2) Au Hon Ming 3) Zhu Jin Rong
Beijing Hizhong Bona Media Advertising Co., Ltd ("Bona") (VIE-100% Indirect <See b>) (The PRC) Type 3 Co Director: Lam Chi Ying Shareholder: 1) Hao Da Yong (50%) 2) Shen Xiao Zhou (50%)
ChenXing (Beijing) Advertising Co., Ltd ("ChenXing") (100%) (The PRC) Type 1 Co Director: Tay, Michelle Wen Ci Registered Capital: $1,000,000
Ruibo (Shenzhen) Advertising Co., Ltd ("Ruibo") (100%) (The PRC) Type 1 Co Director: Tay, Wen Wai Mavis Registered Capital: $1,000,000
NCN (Ningbo) Culture Media Co., Ltd. (100%) (The PRC) Type 4 Co Director: Tay, Michelle Wen Ci Registered Capital: ¥5,000,000
NCN (Nanjing) Culture Co., Ltd. (100%) (The PRC) Type 4 Co Director: Tay, Michelle Wen Ci Registered Capital: ¥5,000,000
NCN (Beijing) Advertising Co., Ltd. (100%) (The PRC) Type 4 Co Director: Tay, Michelle Wen Ci Registered Capital: ¥5,000,000
Remark: Type 1 Co: Investment Holding
Type 2 Co: Provision of administrative and management services
Type 3 Co: Revoked / Abnormal Operation Business
Type 4 Co: Provide advertising services
Operation inside China
Direct Equity Ownership
Contractual Arrangements
<a> We did not directly own equity interest of Xingpin, however, we exert 100% control through a set of commercial agreements.
<b> We did not directly own equity interest of Bona, however, we exert 100% control through a set of commercial agreements.

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

Our corporate headquarters are located at Unit 705B, 7th FL, New East Ocean Centre, 9 Science Museum Road, TST, KLN, Hong Kong, Special Administrative Region of the People’s Republic of China. Our telephone number is + (852) 9625-0097. We maintain a website at www.ncnmedia.com that links to our electronic SEC filings and contains information about our subsidiaries which is not a part of this report.  All the above documents are available free of charge on our website as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Our Services

During the fiscal years ended December 31, 2021 and 2020, we did not provide any services.

Our Suppliers

In some of our past media projects, we are responsible for installing advertising panels and billboards. We design the shape of our advertising panels and billboards according to the terms approved in the relevant PRC governmental documents. We identify suppliers of component parts used in our advertising panels and contract assembly of our advertising panels to third-party contract assemblers who assemble our advertising panels according to our specification. We select component suppliers based on price and quality. During the fiscal years ended December 31, 2021 and 2020, we did not install any advertising panels and billboards and no rights contracts were signed in 2021 and 2020.

Our Customers

Our past customers include large international and domestic brand name customers. During the fiscal years ended December 31, 2021 and 2020, we did not have customers.

Sales and Marketing

No sales and marketing expense has been incurred for the fiscal years 2021 and 2020.

Our Intellectual Property

As of December 22, 2022, we do not have any registered trademarks, copyrights, licenses or patent rights.

Our Research and Development

No material costs have been incurred on research and development activities for the fiscal years 2021 and 2020. We do not expect to incur significant research and development costs in the coming future.

Employees

As of December 31, 2021, the Company and its subsidiaries and variable interest entities had two employees at our office located at Hong Kong, all of which are full-time employees.

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

In addition to the Advertising Law, the SAIC promulgated the Out-of-home Advertising Registration Administrative Regulations on December 8, 1995, as amended on December 3, 1998, and May 22, 2006, which governs the out-of-home advertising industry in China.

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

We maintain our head office in Hong Kong at Unit 705B, 7th FL, New East Ocean Centre, 9 Science Museum Road, TST, KLN, Hong Kong.

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

Market for Our Common Stock

Since August 1, 2006, our common stock has been quoted on the Over-the-Counter Bulletin Board, or OTCBB, maintained by the Financial Industry Regulatory Authority (“FINRA”), under the symbol “NWCN.” From February 2011 to February 2012, our common stock, along with the securities of over 600 other issuers, was transferred from the OTCQB automated quotation system to the OTC Pink, which is part of the OTC Market Group's quotation system, due to the quotation inactivity by our market makers. On January 21,2022, the Company announced that had has received approval from OTC Markets Group for its securities to be designated as trading on the OTCQB Venture Market Exchange as of January 21 ,2022, under the OTCQB ticker symbol OTCQB: NWCN.

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

On April 28, 2020, the Board of Directors and Majority of stockholders of the Company approved to increase the total number of authorized shares of Common Stock from 26,666,667 to 100,000,000,000. On October 11, 2021, we filed a Certificate of Amendment to our Certificate of Incorporation with the Delaware Secretary of State to increase our authorized shares of common stock from 26,666,667 to 100,000,000,000 and the increase had approved by Delaware secretary of state on April 5, 2022.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Prices (1)
	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2021:
Fourth Quarter	$2.60	$1.58
Third Quarter	$3.30	$0.20
Second Quarter	$0.75	$0.15
First Quarter	$1.72	$0.68

FISCAL YEAR ENDED DECEMBER 31, 2020:
Fourth Quarter	$1.95	$0.70
Third Quarter	$1.90	$0.23
Second Quarter	$1.70	$1.10
First Quarter	$1.10	$0.57

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.otcmarket.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of December 22, 2022, the Company had approximately 199 stockholders of record and 20,749,018 shares of common stock were issued and outstanding. Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Our subsidiaries in the PRC may pay dividends to us through our Hong Kong subsidiaries, Crown Eagle Investment Limited and NCN Group (Global) Limited. Current PRC regulations only allow our subsidiaries to pay dividends to us out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. Also in accordance with its articles of association, each of our subsidiaries in the PRC is required to allocate to its enterprise development reserve at least 10% of its respective after-tax profits determined in accordance with the PRC accounting standards and regulations. Each of our subsidiaries in the PRC may stop allocations to its general reserve if such reserve has reached 50% of its registered capital. Allocations to the reserve can only be used for making up losses and other specified purposes and may not be paid to us in forms of loans, advances, or cash dividends. Dividends paid by our PRC subsidiaries to Crown Eagle Investment Limited and NCN Group (Global) Limited, our Hong Kong subsidiaries, will not be subject to Hong Kong capital gains or other income tax under current Hong Kong laws and regulations because they will not be deemed to be assessable income derived from or arising in Hong Kong.

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

Our board of directors has discretion on whether to pay dividends unless the distribution would render us unable to repay our debts as they become due. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant. For instance, the terms of the outstanding promissory notes issued on January 14, 2020 contain restrictions on the payment of dividends. The dividend restrictions provide that the Company or any of its subsidiaries shall not declare or pay dividends or other distributions in respect of the equity securities of such entity other than dividends or distributions of cash which amounts during any 12-month period that exceed ten percent (10%) of the consolidated net income of the Company based on the Company’s most recent audited financial statements disclosed in the Company’s annual report on Form 10-K (or equivalent form) filed with the U.S. Securities and Exchange Commission.

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

No repurchases of our common stock were made during our fiscal year ended December 31, 2021.

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

There was no advertising revenue for the years ended December 31, 2021 and 2020. Our net (loss) profit was ($1,215,636) and $4,869,156 for the years ended December 31, 2021 and 2020 respectively. The Company will continually explore new media projects in order to provide a wider range of media and advertising services, rather than focusing primarily on LED media.

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

There has been no material adverse impact on the Company’s 2021 results of operations to date. The effect of COVID-19 and related events, those not yet known or knowable, could have a negative effect on the stock price, business prospects, financial condition, and results of operations of the Company, including as a result of quarantines, market volatility, market downturns and business closures.

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

Recent Developments

Issuance of Convertible Promissory Note

On January 18, 2022, the Company entered into a Subscription Agreement under which the Subscriber agreed to purchase the 1% Senior Unsecured Convertible Note Agreement from the Company for an agreement purchase price of $2,500,000. On the same date, the Company signed the 1% Senior Unsecured Convertible Note Agreement under which the Company may sell and issue to the Subscriber up to an aggregate maximum amount of $2,500,000 in principal amount of Convertible Notes prior to January 19, 2027. The Convertible Promissory Notes issued to the Investor are convertible at the holder’s option into shares of Company common stock at $1.25 per share.

Exercise of conversion option

On October 28, 2021, Keywin Holdings Limited (“Keywin”) exercised its option to purchase an aggregate of 11,764,756 shares of the Company’ common stock for an aggregate purchase price of $2,000,000.

Private Placement

On May 3, 2021, the Company entered into Common Stock Agreement with the New investor that the Company will sell an aggregate of 200,000 shares of the Company's common stock to the New investor. Pursuant to the terms of a Common Stock Agreement between the Company and the New investor, the purchase price paid by the New investor for the shares were $3 per share for an aggregate sum of $600,000.

Increase of authorized capital

On April 28, 2020, the Board of Directors and Majority of stockholders of the Company approved to increase the total number of authorized shares of Common Stock from 26,666,667 to 100,000,000,000. On October 11, 2021, we filed a Certificate of Amendment to our Certificate of Incorporation with the Delaware Secretary of State to increase our authorized shares of common stock from 26,666,667 to 100,000,000,000 and the increase had approved by Delaware secretary of state on April 5, 2022.

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

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020.

 General and Administrative Expenses. General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, rental expenses, depreciation, fees for professional services, travel expenses and miscellaneous office expenses. General and administrative expenses for the year ended December 31, 2021 increased by 63.77% to $479,018, compared to $292,490 for the year ended December 31, 2020. The increase in general and administrative expenses was mainly due to increase of consultancy fee for exercise of conversion option and escrow agent fee for private placement.

Stock Based Compensation for services – Stock Based Compensation for services for the year ended December 31, 2021 was $217,475, compared to $nil for the year ended December 31, 2020. The increase was mainly due to increase in stock based compensation for directors’ service and escrow agent fee for private placement.

Gain on Extinguishment of Debt – Gain on extinguishment of debt for the year ended December 31, 2020 was $5,299,726, compared to $nil for the year ended December 31, 2021. The gain was due to the abandonment of convertible note from the noteholders in December 2020.

Gain from Write-off of Long Aged Payables – Gain from write-off of long-aged payables for the year ended December 31, 2021 was $708, compared to $394,522 for the year ended December 31, 2020. We believe the obligation for future settlement for such long-aged payables is remote and therefore wrote them off.

Interest and Other Debt-Related Expenses. Interest and other debt-related expenses for the year ended December 31, 2021 decreased to $519,851 or by 2.39%, compared to $532,603 for the year ended December 31, 2020.

Income Taxes. The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded for the years ended December 31, 2021 and 2020 as the Company and all of its subsidiaries and variable interest entities operated at a tax loss in fiscal 2021 and 2020.

Net (Loss) Profit. The Company incurred a net loss of $1,215,636 for the year ended December 31, 2021 and net profit of $$4,869,156 for the year ended December 31, 2020, a decrease of 124.97%. The decrease in net profit was primarily due to no gain on extinguishment of debt for the year ended December 31, 2021.

Liquidity and Capital Resources

Cash Flows

As of December 31, 2021, current assets were $47,612 and current liabilities were $5,615,352. Cash as of December 31, 2021 was $27,784 compared to $5,967 as of December 31, 2020, an increase of $21,817. The increase was due to increase funds from private placement and exercise of conversion option during the year ended December 31, 2021.

The following table sets forth a summary of our cash flows for the periods indicated:

	Years ended December 31,
	2021	2020
Net cash used in operating activities	$(441,146)	$(665,693)
Net cash used in investing activities	(2,422)	(617)
Net cash provided by financing activities	459,077	666,446
Effect of exchange rate changes on cash	201	321
Net increase in cash	15,710	457
Cash at the beginning of year	5,967	5,510
Cash at the end of year	$21,677	$5,967

Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $441,146, as compared with $665,693 for the year ended December 31, 2020, reduction of $224,547. The decrease in net cash used in operating activities was mainly attributable the increase payment to administrative service providers and utilization of prior year’s prepayment.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2021 and 2020 was $2,422 and $617, respectively, for the purchases of computer.

Financing Activities

Net cash provided by financing activities was $459,077 for the year ended December 31, 2021, as compared with $666,446 for the year ended December 31, 2020. The increase was mainly due to increase in proceeds from private placement financing our operations for the year ended December 31, 2021.

Short-term Loans

As of December 31, 2021 and 2020, the Company recorded an aggregated amount of $2,973,211 of short-term loans. Those loans were borrowed from a shareholder and an unrelated individual. Except for loan of $128,205 from an unrelated individual that are unsecured, bearing yearly interest of 1% and are repayable on demand, the remaining loans are unsecured, bear a monthly interest of 1.5% and are repayable on demand. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. On January 18, 2022, the Company issued convertible notes of US$2,500,000 which is for setting off against the short-term loans and interest payable. As of the date of this report, the balance of $968,211have not yet been repaid.

Capital Expenditures

The Company acquired of assets $2,422 and $617 during the year ended December 31, 2021 and 2020 respectively.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of December 31, 2021:

	Payments due by period
	Total	Due in 2022	Due in 2023 – 2024	Due in 2025-2026	Thereafter
Debt Obligations (a)	$645,000	$-	$-	$645,000	$-
Short Term Loan (b)	2,973,211	2,973,211	-	-	-

(a) Debt Obligations. In 2020, we issued a new 1% Senior Unsecured Convertible Note which matured on January 13, 2025. For details, please refer to the Note 8 of the consolidated financial statements.

(b) Short Term Loan. We have entered into short-term loan agreements with unrelated individuals. Those loans with an aggregate amount of $2,845,006 are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month and loan with an aggregate amount of $128,205 is unsecured, bear a yearly interest of 1% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. On January 18, 2022, the Company entered into a Subscription Agreement with one short-term loan holder who agreed to purchase the 1% Senior Unsecured Convertible Note Agreement from the Company for an agreement purchase price of $2,500,000. The purchase price was settled by the short-term loan balance. On the same date, the Company signed the 1% Senior Unsecured Convertible Note Agreement under which the Company may sell and issue to the short-term loan holder up to an aggregate maximum amount of $2,500,000 in principal amount of Convertible Notes prior to January 19, 2027. The Convertible Promissory Notes issued to the Investor are convertible at the holder’s option into shares of Company common stock at $1.25 per share. the Company issued convertible notes of US$2,500,000 which is for setting off against the short-term loans and interest payable.

Going Concern

Our cash flow projections indicate that our current assets and projected revenues from our existing project will not be sufficient to fund operations over the next twelve months. This raises substantial doubt about our ability to continue as a going concern. We intend to rely on debt securities as well as on our notes’ holders’ exercise of their conversion option to convert our notes to our common stock, in order to fund our operations. However, it may be difficult for us to raise funds in the current economic environment. If adequate capital is not available to us, we may need to sell assets, seek to undertake a restructuring of our obligations with our creditors, or even cease our operations. We cannot give assurance that our notes’ holder will exercise their conversion option before the note is due. In any such case, we may not be able to continue as a going concern.

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

Impairment of Long-Lived Assets –Long-lived assets, such as equipment, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows expected to be generated from the asset’s use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset calculated using a discounted cash flow analysis. There was no impairment of long-lived assets for the years ended December 31, 2021 and 2020.

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

The Company determined the 1% convertible promissory notes to be conventional convertible instruments under ASC Topic 815, Derivatives and Hedging. Its embedded conversion option qualified for equity classification. The 1% convertible promissory notes did not have any embedded conversion option which shall be bifurcated and separately accounted for as a derivative under ASC 815, nor did they contain a cash conversion feature. The Company accounted for the Notes in accordance with ASC 470, as a single debt instrument. No beneficial conversion feature (the “BCF”) was recognized as the set conversion price for the Notes was greater than the fair value of the Company’s share price at date of issuance.

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

The Company did not generate any revenue for the years ended December 31, 2021 and 2020.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as of December 31, 2021, in accordance with Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on and as a result of this evaluation, our Chief Executive Officer and our Chief Financial Officer have determined that as of the end of the period covered by this annual report, our disclosure controls and procedures were not effective as a result of the material weaknesses in its internal control over financial reporting that existed as of such date as discussed below.

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

Our management, with the participation and under the supervision of our Chief Executive Officer, Earnest Leung and our Chief Financial Officer, Shirley Cheng, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, Dr. Leung and Ms. Cheng determined that our internal control over financial reporting was effective as of December 31, 2021.

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

Attestation report of the registered public accounting firm

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

Other than the policies and procedures we implemented to remediate the material weaknesses discussed above, there has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer of the Company as of the date of this Annual Report.

Name	Age	Position	Director Since

Earnest Leung	65	Chief Executive Officer and Chairperson of the Board	2009
Shirley Cheng	44	Chief Financial Officer, Corporate Secretary and Director	2015
Frederick Wong*	55	Director	2022

*On December 31, 2021, the Company’s Board of appointed Mr. Frederick Wong as independent director of the Company’s Board. Mr. Frederick Wong’s appointment will become effective on January 1, 2022.

Earnest Leung has served as the Company’s director since May 11, 2009, and as Chief Executive Officer and Chairperson of the Board of the Company since July 15, 2009. Dr. Leung has over 30 years’ experience in the investment banking industry.  Since November 2004, he has worked as a financial advisor and consultant in Hong Kong and currently serves as a director of Keywin Holdings Limited, an investment company owned and controlled by Dr. Leung. From June 2009 to August 2011, he also served as a director and chief executive officer of China Boon Holdings Limited, which is listed on Hong Kong Main Board engaging in the distribution of consumer electronic products and home appliances as well as trading of scrap metals and leather and extending its business to cemetery business in 2009.  Prior to that, Dr. Leung served, from September 1994 to October 2004, as Senior Director and Head of Investment, Asia for American Express Bank.  Dr. Leung also held various senior investment positions with BNP International Financial Services (HK) Limited, New Zealand Insurance and Bank of America Trust. Dr. Leung holds an honorary doctor degree from International American University. Dr. Leung was appointed as a director because of his extensive knowledge of capital markets through his various senior positions in financial institutions and because of his in-depth business management experience.

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

Frederick Wong has almost 30 years’ experience in accounting, internal control, financial control and capital markets. He currently serves as Intelligent Living Application Group Inc. (Stock Code: ILAG.Nasdaq)’s Chief Financial Officer. He has served as compliance offer for China Finance Investment Holdings Limited (Stock Code: 0875.HK) from November 1, 2018 to May 31, 2020. Mr. Wong has also served as a member of the board of directors for On Real International Holdings Limited (now known as Cocoon Holdings Limited) (Stock Code: 8510.HK) since March 31, 2016 and Top Standard Corp. (Stock Code: 8245.HK) since January 24, 2020. From September 2017 to August 2018, Mr. Wong was the chief financial officer of O Media Limited, a Macau media company in gaming. He was a director of Network CN, Inc. (Stock Code: NWCN) in U.S.A. between September 2015 and July 2017, and the authorised representative and company secretary of China Oil Gangran Energy Group Holdings Limited (Stock Code: 8132.HK) from December 2015 to November 2016 and continued acting as the authorised representative until January 2017. Mr. Wong is a CPA of Hong Kong, CPA of Canada, CPA of Australia and fellow member of Hong Kong Institute of Taxation. Mr. Wong received a Bachelor of Business Administration from the Chinese University of Hong Kong in 1989, a Bachelor or Business from the University of Southern Queensland, Australia, in 1992 and studied EMBA courses offered by the Troy University (formerly known as Troy State University), Alabama, U.S. from 1999 to 2000.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during fiscal 2021, all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements except a late Form 4 report was filed for Earnest Leung Chi Wah on January 6, 2022, to report the Keywin Holdings Ltd exercised its right to convert the share options in to 11,764,756 shares.

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

Name of Director	Audit	Nominating	Remuneration

Frederick Wong	C	C	C

________

C = Chairperson

M = Member

The Board of Directors has adopted a written charter for each of these committees, copies of which can be found on our website at www.ncnmedia.com.

Audit Committee

Our board of directors established an Audit Committee in September 2007. Our Audit Committee currently consists of one member: Mr. Frederick Wong.   The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire. Mr.  Frederick Wong serves as the chairperson of the Audit Committee.

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

Remuneration Committee

Our board of directors established a Remuneration Committee in September 2007. Our Remuneration Committee consists of one member: Mr. Frederick Wong.

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

Nominating Committee

Our board of directors established a Nominating Committee in September 2007. Our Nominating Committee currently consists of one member: Mr. Frederick Wong.

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

The stockholder recommendation and information described above must be sent to the Corporate Secretary at Network CN Inc., Unit 802B-803, 8/F, Tower 2, South Seas Centre, 75 Mody Road, Tsim Sha Tsui, Kowloon, Hong Kong .For a candidate to be considered for nomination by the Nominating Committee at an annual meeting, a stockholder recommendation must be received not less than 120 days prior to the anniversary date of the Company’s most recent annual meeting of stockholders.

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

Persons Covered

As of December 31, 2021, there were only two Executive Officers including Chief Executive Officer and Chief Financial Officer in the Company. The Company’s Chief Executive Officer and Chief Financial Officer during fiscal year 2021 and the Company’s executive officer as of December 31, 2021, or the Named Executive Officers are set forth below:

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

Elements of Compensation

The executive compensation for (i) the Company’s Chief Executive Officer and Chief Financial Officer and (ii) the Company’s compensated executive officer who were serving as executive officers (collectively “Named Executive Officers”) for fiscal year 2021 primarily consisted of base salary, long term incentive equity compensation, income tax reimbursement, and other compensation and benefit programs generally available to other employees,

Base Salary. The Board establishes base salaries for the Company’s Named Executive Officers based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies in the Company’s peer group for similar positions. Generally, the Board believes that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions and with similar responsibilities at comparable companies in line with our compensation philosophy.

Base salaries are reviewed annually and may be adjusted to realign salaries with market levels after taking into account individual responsibilities, performance and experience.

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

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid during fiscal years 2021 and 2020, to the Named Executive Officers:

Name and Principal Position	Year	(1) Salary ($)	(2) Bonus ($)	(3) Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(4) All Other Compensation ($)	Total ($)
Earnest Leung, Chief Executive Officer and Director	2021	-	-	-	-	-	-	-	-
	2020	-	-	-	-	-	-	-	-

Shirley Cheng Chief Financial Officer and Corporate Secretary	2021	13,462	-	-	-	-	-	577	14,039
	2020	12,308	-	-	-	-	-	615	12,923

______

(1)	The Company withheld 12 months’ salary totaled HK$720,000 (approximately $92,308) to Dr. Earnest Leung during the fiscal years ended December 31, 2021 and 2020 respectively. As of December 31, 2021, the accrued salary to Dr. Leung was $917,520.

(2)	No bonus was paid to the Named Executive Officers in fiscal 2021 and 2020.

(3)	As required by SEC rules, amounts in the column “Stock Awards” present the aggregate grant date fair value of awards made each year computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ 718 Compensation—Stock Compensation (“FASB ASC 718”). The grant date fair value of each of the executives’ award is measured based on the closing price of our common stock on the date of grant.

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

The aggregate number of stock awards vested to each of the Named Executive Officers for his/her service rendered in each fiscal period was summarized as follows:

Named Executive Officer	2021	2020
Earnest Leung	-	-
Shirley Cheng	-	-

As of December 31, 2021, all the above stocks were issued to each of Named Executive Officers.

(4)	All other compensation only represents the followings:

(a) A monthly contribution paid by the Company into a mandatory provident fund for the benefit of each of the Named Executive Officers;

(b) Monthly cash allowance of HK$40,000 (approximately $5,128) paid to Dr. Earnest Leung. The Company withheld 12 months’ cash allowance payment for Dr. Leung during the fiscal years ended December 31, 2021 and 2020 respectively; As of December 31, 2021, the accrued cash allowance to Dr. Leung was $495,083; and

(c) Income tax reimbursement paid to Dr. Earnest Leung during each fiscal year. As of December 31, 2021, the accrued income tax reimbursement to Dr. Leung and Ms. Cheng was $180,644 and $nil respectively.

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

On October 15, 2021, the Company entered into a new executive employment agreement with Ms. Cheng in connection with their services to the Company as our Chief Financial Officer. Under the terms of the agreements, Ms. Cheng will receive a monthly salary of HK$35,000 (approximately $4,487). The employment may be terminated by the Company at any time without notice or payment, in the event that any of the executives engage in misconduct or dereliction of duty.

Retirement Benefits

Currently, we do not provide any employees, including our named executive officers any company sponsored retirement benefits other than a state pension scheme in which all of our employees in China participate.

Grants of Plan-Based Awards

The following table sets forth information regarding grants of awards to the Named Executive Officers during the year ended December 31, 2021:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock and Options Awards	Closing Price on Grant Date ($/share)
Earnest Leung	-	-	-	-	-	-
Shirley Cheng	-	-	-	-	-	-

No stock awards were granted to the Company’s Named Executive Officers during fiscal year 2021.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the equity awards outstanding at December 31, 2021 for each of the named executive officers.

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

Long-Term Incentive Equity Compensation.  The Board believes that stock-based awards promote the long-term growth and profitability of the Company by providing directors with incentives to improve shareholder value and contribute to the success of the Company. Our Board determined the number of stock to be granted to directors for their service by considering the aggregate fair value as at the grant date of the past stock awards given to non-employee director and the Company’s performance. On December 30, 2021, Earnest Leung, Shirley Cheng and Wong Wing Kong were granted an award of 52,172 shares, 50,000 shares and 15,000 shares at a fair value of $83,475, $80,000 and $24,000 respectively at the date of grant and vested on same date, for their service for fiscal 2021. The shares granted were not yet issued.

For the year ended December 31, 2021, both the employee directors and non-employee directors were entitled to a monthly cash compensation of $1,000. The Company withheld 12 monthly cash compensation during the fiscal year ended December 31, 2021.

 The following table provides information about the compensation earned by directors who served during fiscal year 2021:

Name of director(3)	Fees Earned or Paid(1) in Cash ($)	Stock Awards(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)
Earnest Leung	-	83,475	-	-	-	-	83,475
Shirley Cheng	-	80,000	-	-	-	-	80,000
Wong Wing Kong *	-	24,000	-	-	-	-	24,000

*Non-employee directors, On December 31, 2021, Mr. Wong Wing Kong, the independent director of Network CN Inc. (the “Company") notified the Company of his intention to resign from his position as a director of the Company for personal reasons. Mr. Wong Wing Kong’s resignation will become effective on December 31, 2021. Mr. Wong Wing Kong’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

______

(1)	For the service periods from January 2021 to December 2021, both the employee directors and non-employee directors were entitled to a monthly cash compensation of $1,000. The Company withheld 12 monthly cash compensation during the fiscal year ended December 31, 2021.

(2)	As required by SEC rules, amounts in the column “Stock Awards” present the aggregate grant date fair value of awards made each year computed in accordance with ASC Topic 718. The grant date fair value of each of the directors’ award is measured based on the closing price of our common stock on the date of grant. These amounts do not reflect whether the recipient has actually realized or will realize a financial benefit from the awards. Under generally accepted accounting principles, compensation expense with respect to stock awards granted to our employees, executives and directors is generally recognized over the requisite services period.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2021 with respect to compensation plans, under which securities are authorized for issuance, aggregated as to (i) compensation plans previously approved by security holders, and (ii) compensation plans not previously approved by security holders.

Equity Compensation Plan Information

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights (A)	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights (B)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (A)) (C)

Equity compensation plans approved by security holders	-	-	281,503(1)

Total	-	-	281,503

(1)	We reserved 40,000 shares for issuance under our 2004 Stock Incentive Plan, of which 13,333 shares are still available for issuance as of December 31, 2021. We reserved 2,680,000 shares for issuance under our Amended and Restated 2007 Equity Incentive Plan of which 268,170 are still available for issuance as of December 31, 2021. See below subsection - " Equity Incentive Plans" for more information about the plan.

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

As of December 31, 2021, 2,411,830 shares have been issued under the plan and 268,170 shares remain available for issuance. Except for the shares granted to directors, no options, warrants or other rights to acquire shares of our common stock have been granted or are outstanding under the plan.

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

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth information as of December 22, 2022, regarding the beneficial ownership of our common stock (a) by each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) by each of the Company’s officers and directors; (c) and by the Company’s officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. Unless otherwise identified, the address of the directors and officers of the Company listed above is Unit 705B, 7th FL, New East Ocean Centre, 9 Science Museum Road, TST, KLN, Hong Kong

Title of Class	Name and Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)
Common Stock	Earnest Leung	CEO and Director	13,749,017	66.26
Common Stock	Shirley Cheng	CFO and director	-	-
Common Stock	Frederick Wong	Director	-	-
All Officers and Directors as a group			13,749,017
Common Stock	Keywin Holdings Limited (3) Office A, 18/F., Lucky Plaza, Nos. 315-321 Lockhart Road, Wanchai, Hong Kong	5% Security Holder	44,707 (3)	0.22
Common Stock	Sino Portfolio International Ltd(4) P.O. Box 1239, Offshore Incorporations Centre, Victoria, Seychelles	5% Security Holder	1,835,753	8.85
Common Stock	Wong Yuk Chor	5% Security Holder	1,344,478	6.48

Total Shares Owned by Persons Named above			16,973,955

______

 (1)  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)  A total of 20,749,018 shares of our common stock outstanding are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of December 22, 2022. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)  Dr. Earnest Leung, its sole director, and Ms. Pui Chu Tang, its shareholder and Dr. Leung’s spouse, have voting and dispositive control over the shares held by Keywin Holdings Limited.

(4)  Ms. Angela Chan, its sole director, and Mrs. Chen Yang Foo Oi, its shareholder, have voting and dispositive control over the shares held by Sino Portfolio International Ltd.

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

In April 2009, in connection with debt restructuring, Statezone Ltd. of which Dr. Earnest Leung, the Company’s Chief Executive Officer and a Director (being appointed on July 15, 2009 and May 11, 2009, respectively) was the sole director, provided agency and financial advisory services to the Company. Accordingly, the Company paid an aggregate service fee of $350,000, of which $250,000 has been recorded as issuance costs for 1% Convertible Promissory Notes and $100,000 has been recorded as prepaid expenses and other current assets, net since April 2009. Such $100,000 is refundable unless the Keywin Option is exercised and completed. On October 28, 2021, Keywin exercised its option and $100,000 was recorded in general and administrative expenses during the year ended December 31, 2021.

On July 1, 2009, the Company and Keywin, of which the Company’s chief executive officer and director is the director and his spouse is the sole shareholder, entered into an Amendment, pursuant to which the Company agreed to extend the exercise period for the Keywin Option under the Note Exchange and Option Agreement between the Company and Keywin, to purchase an aggregate of 1,637,522 shares of our common stock for an aggregate purchase price of $2,000,000, from a three-month period ended on July 1, 2009, to a six-month period ended October 1, 2009. The exercise period for the Keywin option was subsequently further extended to a nine-month period ended January 1, 2010, pursuant to the Second Amendment. On January 1, 2010, the Company and Keywin entered into the third Amendment, pursuant to which the Company agreed to further extend the exercise period to an eighteen-month period ended on October 1, 2010, and provide the Company with the right to unilaterally terminate the exercise period upon 30 days’ written notice. On September 30, 2010, the exercise price was extended at various times from September 1, 2010 to December 31, 2017 and the Keywin Option was further extended to a hundred and twenty-nine-month period ending on January 1, 2020 and the exercise price changed to $0.99. On December 31, 2019, the latest exercise period for the Keywin Option was further extended to a hundred and fifty-three-month period ending on January 1, 2022. On June 1, 2021, the Company and Keywin, of which the Company’s chief executive officer and director is the director and his spouse is the sole shareholder, entered into an Amendment, pursuant to which the Company agreed Keywin to purchase an aggregate of 11,764,756 shares of the Company’s common stock for an aggregate purchase price of $2,000,000. The fair value of the purchase option was determined utilizing Black-Scholes option pricing model on the date before the modification and after modification, accordingly, the Company recorded $3,544,430 and $nil as dividend for the year ended December 31, 2021 and 2020, respectively.

On October 28, 2021, Keywin exercised its option to purchase an aggregate of 11,764,756 shares of the Company’s common stock for an aggregate purchase price of $2,000,000 which for setting off against the Company’s obligation to repay part of the short term loan interest payable, there was no cash proceeds from the exercise of Keywin option..

As of December 31, 2021 and 2020, the Company recorded an aggregated amount of $2,845,006 of short-term loans from a shareholder that the loans are unsecured, bear a monthly interest of 1.5% and repayable on demand. However, according to the agreements, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the shareholder to extend the short-term loans on the due date. As of December 31, 2021 and 2020, the Company recorded an interest payable recorded in accounts payable, accrued expenses and other payables of $470,315 and $2,363,485, respectively. The interest expenses of the short-term loans from continuing operations for the years ended December 31, 2021 and 2020 amounted to $512,101 and $512,863, respectively. On January 18, 2022, the shareholder agreed to purchase the 1% Senior Unsecured Convertible Note Agreement from the Company and converted the short-term loan and interest payable to convertible note. As of the date of this report, except the loan and interest payable balance of $2,500,000 converted to convertible note, the remaining loans have not yet been repaid.

On January 18, 2022, the shareholder agreed to purchase the 1% Senior Unsecured Convertible Note Agreement from the Company and converted the short-term loan and interest payable to convertible note. As of the date of this report, except the loan and interest payable balance of $2,500,000 converted to convertible note, the remaining loans have not yet been repaid.

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

Gries & Associates, LLC and Union Power HK CPA Limited are our Principal Independent Registered Public Accountants engaged to audit our financial statements for the fiscal years ended December 31, 2021 and 2020, respectively. The following table shows the fees that we paid or accrued for the audit and other services provided by Gries & Associates, LLC and Union Power HK CPA Limited, for the fiscal years ended December 31, 2021 and 2020.

Fee Category	2021	2020
Audit Fees	$15,000	$36,250
Audit-Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

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

All services provided by Gries & Associates, LLC and Union Power HK CPA Limited during the fiscal years ended December 31, 2021 and 2020 were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements are filed as a part of this Form 10-K:

(i)	Reports of Independent Registered Public Accounting Firms
(ii)	Consolidated Balance Sheets as of December 31, 2021 and 2020
(iii)	Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended December 31, 2021 and 2020
(iv)	Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2021 and 2020
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020
(vi)	Notes to Consolidated Financial Statements

(b) The following Exhibits are filed as part of this Annual Report on Form 10-K:

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Amended And Restated Certificate Of Incorporation
3.2	Amended and Restated By-Laws, adopted on January 10, 2006
3.3	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 27, 2009
3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on September 16, 2011
3.5	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on September 16, 2011
3.6	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on October 11, 2021
4.1	Form of Registrant’s Common Stock Certificate
4.2	Form of Registrant’s Common Stock Certificate
4.3	TEDA Travel Group, Inc. 2004 Stock Incentive Plan, effective on April 16, 2004
4.4	Network CN Inc. Third Amended and Restated 2007 Equity Incentive Plan
10.1	Note Exchange and Option Agreement, dated April 2, 2009, between the Company and Keywin Holdings Limited.
10.2	Employment Agreement, dated July 15, 2009, between the Company and Earnest Leung.
10.3	Amendment No. 1 to Note Exchange and Option Agreement, dated July 1, 2009, between Keywin Holdings Limited and the Company.
10.4	Amendment No. 2 to Note Exchange and Option Agreement dated September 30, 2009, between Keywin Holding Limited and the Company.
10.5	Amendment No. 3 to Note Exchange and Option Agreement, dated January 1, 2010, between Keywin Holding Limited and the Company
10.6	Amendment No. 4 to Note Exchange and Option Agreement, dated September 30, 2010, between Keywin Holding Limited and the Company
10.7	Amendment No. 5 to Note Exchange and Option Agreement, dated June 1, 2011, between Keywin Holding Limited and the Company
10.8	Amendment No. 6 to Note Exchange and Option Agreement, dated December 30, 2011, between Keywin Holding Limited and the Company
10.9	Amendment No. 7 to Note Exchange and Option Agreement, dated June 28, 2012, between Keywin Holding Limited and the Company
10.10	Amendment No.8 to Note Exchange and Option Agreement, dated December 28, 2012, between Keywin Holding Limited and the Company
10.11	Amendment No.9 to Note Exchange and Option Agreement, dated December 31, 2013, between Keywin Holding Limited and the Company
10.12	Amendment No.10 to Note Exchange and Option Agreement, dated December 12, 2014, between Keywin Holding Limited and the Company
10.13	Amendment No.11 to Note Exchange and Option Agreement, dated December 31, 2015, between Keywin Holdings Limited and the Company
10.14	Amendment No.12 to Note Exchange and Option Agreement, dated December 28, 2017, between Keywin Holdings Limited and the Company

10.15	Amendment No.13 to Note Exchange and Option Agreement, dated December 31, 2019, between Keywin Holdings Limited and the Company
10.16	Amendment No.14 to Note Exchange and Option Agreement, dated June 1, 2021, between Keywin Holdings Limited and the Company
10.17	Consultancy Agreement in connection with debt restructuring dated December 1, 2008, between NCN Group Ltd and Statezone Limited
14.1	Code of Business Conduct and Ethics for Network CN Inc. as approved and amended by the Board of Directors as of September 1, 2007 and September 29, 2008 respectively
21.1	Subsidiaries of the registrant.*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______

 * Filed herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK CN INC

	By:	/s/ Earnest Leung
Earnest Leung
Chief Executive Officer
(Principal Executive Officer)
Date: December 23, 2022

	By:	/s/ Shirley Cheng
Shirley Cheng
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: December 23, 2022

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Earnest Leung	Chief Executive Officer and Director	December 23, 2022
Earnest Leung	(Principal Executive Officer)

/s/ Shirley Cheng	Chief Financial Officer and Director	December 23, 2022
Shirley Cheng	(Principal Financial and Accounting Officer)

/s/ Frederick Wong	Director	December 23, 2022
Frederick Wong

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Amended And Restated Certificate Of Incorporation
3.2	Amended and Restated By-Laws, adopted on January 10, 2006
3.3	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 27, 2009
3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on September 16, 2011
3.5	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on September 16, 2011
3.6	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on October 11, 2021
4.1	Form of Registrant’s Common Stock Certificate
4.2	Form of Registrant’s Common Stock Certificate
4.3	TEDA Travel Group, Inc. 2004 Stock Incentive Plan, effective on April 16, 2004
4.4	Network CN Inc. Third Amended and Restated 2007 Equity Incentive Plan
10.1	Note Exchange and Option Agreement, dated April 2, 2009, between the Company and Keywin Holdings Limited.
10.2	Employment Agreement, dated July 15, 2009, between the Company and Earnest Leung.
10.3	Amendment No. 1 to Note Exchange and Option Agreement, dated July 1, 2009, between Keywin Holdings Limited and the Company.
10.4	Amendment No. 2 to Note Exchange and Option Agreement dated September 30, 2009, between Keywin Holding Limited and the Company.
10.5	Amendment No. 3 to Note Exchange and Option Agreement, dated January 1, 2010, between Keywin Holding Limited and the Company
10.6	Amendment No. 4 to Note Exchange and Option Agreement, dated September 30, 2010, between Keywin Holding Limited and the Company
10.7	Amendment No. 5 to Note Exchange and Option Agreement, dated June 1, 2011, between Keywin Holding Limited and the Company
10.8	Amendment No. 6 to Note Exchange and Option Agreement, dated December 30, 2011, between Keywin Holding Limited and the Company
10.9	Amendment No. 7 to Note Exchange and Option Agreement, dated June 28, 2012, between Keywin Holding Limited and the Company
10.10	Amendment No.8 to Note Exchange and Option Agreement, dated December 28, 2012, between Keywin Holding Limited and the Company
10.11	Amendment No.9 to Note Exchange and Option Agreement, dated December 31, 2013, between Keywin Holding Limited and the Company
10.12	Amendment No.10 to Note Exchange and Option Agreement, dated December 12, 2014, between Keywin Holding Limited and the Company
10.13	Amendment No.11 to Note Exchange and Option Agreement, dated December 31, 2015, between Keywin Holdings Limited and the Company
10.14	Amendment No.12 to Note Exchange and Option Agreement, dated December 28, 2017, between Keywin Holdings Limited and the Company
10.15	Amendment No.13 to Note Exchange and Option Agreement, dated December 31, 2019, between Keywin Holdings Limited and the Company
10.16	Amendment No.14 to Note Exchange and Option Agreement, dated June 1, 2021, between Keywin Holdings Limited and the Company
10.17	Consultancy Agreement in connection with debt restructuring dated December 1, 2008, between NCN Group Ltd and Statezone Limited
14.1	Code of Business Conduct and Ethics for Network CN Inc. as approved and amended by the Board of Directors as of September 1, 2007 and September 29, 2008 respectively
21.1	Subsidiaries of the registrant.*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______

 * Filed herewith.

NETWORK CN INC.

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street Suite 1100 Denver, Colorado 80246

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Network CN Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Network CN Inc. (the “Company”) as of December 31and 2021, and the related consolidated statement of operations, statement of stockholders’ deficit, and cash flows for the year then ended, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has a net loss of $1,215,636 for the year ended December 31, 2021, incurred losses since inception of $138,455,814, has negative working capital of $5,573,847 and negative operating cash flows of $441,146. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

blaze@griesandassociates.com

501 S. Cherry Street, Suite 1100, Denver, Colorado 80246

(O)720-464-2875 (M)773-255-5631 (F)720-222-5846

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street Suite 1100 Denver, Colorado 80246

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

/s/ Gries & Associates, LLC

We have served as the Company’s auditor since 2022.

Denver, CO

December 22, 2022

blaze@griesandassociates.com

501 S. Cherry Street, Suite 1100, Denver, Colorado 80246

(O)720-464-2875 (M)773-255-5631 (F)720-222-5846

Gries & Associates, LLC

Denver, Colorado

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

Hong Kong SAR

March 30, 2021

NETWORK CN INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 AND 2020

	Note	2021	2020

ASSETS
Current Assets
Cash		$21,677	$5,967
Prepaid expenses and other current assets, net	4	19,828	100,000
Total Current Assets		41,505	105,967

Equipment, Net	5	2,632	599

Right-of-use assets		75,521	-

TOTAL ASSETS		$119,658	$106,566

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	6	$2,597,181	$4,261,650
Lease liabilities	9	44,960	-
Short term loan	7	2,973,211	2,973,211
Total Current Liabilities		5,615,352	7,234,861

Non-Current Liabilities
Noncurrent portion of lease liabilities	9	30,561	-
1% convertible promissory note due 2025, net	8	645,000	645,000
Total Non- Current Liabilities		675,561	645,000

TOTAL LIABILITIES		6,290,913	7,879,861

COMMITMENTS AND CONTINGENCIES	10	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 100,000,000,000 shares authorized. Shares issued and outstanding: 20,749,018 and 8,774,263 as of December 31, 2021 and December 31, 2020, respectively		20,749	8,773
Additional paid-in capital		130,559,370	124,209,441
Accumulated deficit		(138,455,814)	(133,695,748)
Accumulated other comprehensive income		1,704,440	1,704,239
TOTAL STOCKHOLDERS’ DEFICIT	11	(6,171,255)	(7,773,295)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$119,658	$106,566

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Note(s)	2021	2020
REVENUES
Advertising services		$-	$-

COST OF REVENUES
Cost of advertising services		-	-

GROSS LOSS		-	-

OPERATING EXPENSES
General and administrative		(479,018)	(292,490)
Stock based compensation for services		(217,475)	-
Total Operating Expenses		(696,493)	(292,490)

LOSS FROM CONTINUED OPERATIONS		(696,493)	(292,490)

OTHER INCOME
Gain on extinguishment of debt	8	-	5,299,726
Gain from write-off of long aged payables	13	708	394,522
Interest income		-	1
Total Other Income		708	5,694,249

INTEREST AND OTHER DEBT-RELATED EXPENSES
Interest expense	7 & 8	(519,851)	(532,603)
Total Interest and Other Debt-Related Expenses		(519,851)	(532,603)

NET (LOSS) PROFIT BEFORE INCOME TAXES		(1,215,636)	4,869,156
Income taxes	16	-	-
NET (LOSS) PROFIT FROM CONTINUING OPERATIONS		(1,215,636)	4,869,156

NET (LOSS) PROFIT		(1,215,636)	4,869,156

OTHER COMPREHENSIVE GAIN
Foreign currency translation gain		201	321
Total other comprehensive gain		201	321

COMPREHENSIVE (LOSS) INCOME		$(1,215,435)	$4,869,477

NET (LOSS) PROFIT PER COMMON SHARE – BASIC AND DILUTED	14	$(0.14)	$0.55

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	14	11,023,767	8,774,263

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Share	Amount	Capital	Deficit	Income	Total
Balance as of January 1, 2020	8,774,263	$8,773	$124,209,441	$(138,564,904)	$1,703,918	$(12,642,772)
Translation adjustment	-	-	-	-	321	321
Net loss for the year	-	-	-	4,869,156	-	4,869,156
Balance as of December 31, 2020	8,774,263	$8,773	$124,209,441	$(133,695,748)	$1,704,239	$(7,773,295)

Shares issued for stock granted to consultant for services	10,000	10	29,990	-	-	30,000
Stock-based compensation for stock granted to directors for services	-	-	187,474	-	-	187,474
Shares issued for share option conversion	11,764,755	11,765	1,988,235	-	-	2,000,000
Shares issued for private placement	200,000	200	599,800	-	-	600,000
Translation adjustment	-	1	-	-	201	202
Dividend			3,544,430	(3,544,430)	-	-
Net loss for the year	-	-	-	(1,215,636)	-	(1,215,636)
Balance as of December 31, 2021	20,749,018	$20,749	$130,559,370	$(138,455,814)	$1,704,440	$(6,171,255)

The accompanying notes are an integral part of the consolidated financial statements.

 NETWORK CN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) profit	$(1,215,636)	$4,869,156
Adjustments to reconcile net profit/(loss) to net cash used in operating activities
Depreciation and amortization:	15,145	456
Stock-based compensation for service	217,475	-
Gain from write-off of long aged payables	(708)	(394,522)
Gain on extinguishment of debt	-	(5,299,726)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets, net	80,172	-
Accounts payable, accrued expenses and other payables	477,162	158,943
Operating lease liabilities	(14,756)	-
Net cash used in operating activities	(441,146)	(665,693)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(2,422)	(617)
Net cash used in investing activities	(2,422)	(617)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement	459,077	-
Proceeds from convertible promissory note	-	645,000
Proceeds from short-term loans	-	21,446
Net cash provided by financing activities	459,077	666,446

EFFECT OF EXCHANGE RATE CHANGES ON CASH	201	321

NET INCREASE IN CASH	15,710	457

CASH, BEGINNING OF YEAR	5,967	5,510

CASH, END OF YEAR	$21,677	$5,967

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$-		$-
Interest	$-		$615,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Exercise of conversion option (Note 1)	$2,000,000		$-
Settlement of interest payable by private placement (Note 2)	$140,923		$-
Dividend (Note 3)	$3,544,430	$

Note:

(1) On October 28, 2021, Keywin exercised its option to purchase an aggregate of 11,764,756 shares of the Company’ common stock for an aggregate purchase price of $2,000,000 which for setting off against the Company’s obligation to repay part of the short term loan interest payable, there was no cash proceeds from the exercise of Keywin option.

(2) On May 3, 2021, the Company entered into Common Stock Agreement with the investor that the Company will sell an aggregate of 200,000 shares of the Company's common stock to the New investor at $3. The Company received $459,077 cash proceeds from the investor and $140,923 was settled for the interest payable of short-term loans.

(3) The fair value of the purchase option of Keywin option was determined utilizing Black-Scholes option pricing model on the date before the modification and after modification, accordingly, the Company recorded $3,544,430 and $nil as dividend for the year ended December 31, 2021 and 2020, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Details of the Company’s principal subsidiaries and variable interest entities as of December 31, 2021 are described in Note 3 – Subsidiaries and Variable Interest Entities.

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

There has been no material adverse impact on the Company’s 2021 results of operations to date. The effect of COVID-19 and related events, those not yet known or knowable, could have a negative effect on the stock price, business prospects, financial condition, and results of operations of the Company, including as a result of quarantines, market volatility, market downturns and business closures.

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

Recent development

Issuance of Convertible Promissory Note

On January 18, 2022, the Company entered into a Subscription Agreement under which the Subscriber agreed to purchase the 1% Senior Unsecured Convertible Note Agreement from the Company for an agreement purchase price of two million five hundred thousand US Dollars ($2,500,000). On the same date, the Company signed the with 1% Senior Unsecured Convertible Note Agreement under which the Company may sell and issue to the Subscriber up to an aggregate maximum amount of $2,500,000 in principal amount of Convertible Notes prior to January 19, 2027. The Convertible Promissory Notes issued to the Investor are convertible at the holder’s option into shares of Company common stock at $1.25 per share.

Exercise of conversion option

On October 28, 2021, Keywin Holdings Limited (“Keywin”) exercised its option to purchase an aggregate of 11,764,756 shares of the Company’ common stock for an aggregate purchase price of $2,000,000 which for setting off against the Company’s obligation to repay part of the short term loan interest payable, there was no cash proceeds from the exercise of Keywin option.

Private Placement

On May 3, 2021, the Company entered into Common Stock Agreement with the foreign investor (the "New investor") that the Company will sell an aggregate of 200,000 shares of the Company's common stock to the New investor. Pursuant to the terms of a Common Stock Agreement between the Company and the New investor, the purchase price paid by the New investor for the shares were $3 per share for an aggregate sum of six hundred thousand U.S. dollars. The Company received $459,077 cash proceeds from the investor and $140,923 was settled for the interest payable of short-term loans.

Increase of authorized capital

On April 28, 2020, the Board of Directors and Majority of stockholders of the Company approved to increase the total number of authorized shares of Common Stock from 26,666,667 to 100,000,000,000. On October 11, 2021, we filed a Certificate of Amendment to our Certificate of Incorporation with the Delaware Secretary of State to increase our authorized shares of common stock from 26,666,667 to 100,000,000,000 and the increase had approved by Delaware secretary of state on April 5, 2022

Identification of New projects

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

The closing of Exchange was not completed on September 2, 2020 which was due to the progress of audit. Since Ease Global cannot fulfill the revenue target and complete the audit, the Company considered the Share Exchange Agreement was lapsed.

Going Concern

The Company has net cash used in operating activities of $441,146 and $665,693 for the years ended December 31, 2021 and 2020 respectively. As of December 31, 2021 and 2020, the Company has stockholders’ deficit of $6,171,255 and $7,773,295, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The existing cash and cash equivalents together with highly liquid current assets are insufficient to fund the Company’s operations for the next twelve months. The Company will need to rely upon some combination of cash generated from the Company’s operations, or proceeds from the issuance of the Company’s equity and debt securities as well as the exercise of the conversion option by the Company’s note holders to convert the notes to the Company’s common stock, in order to maintain the Company’s operations. Based on the Company’s best estimates, the Company believes that there are sufficient financial resources to meet the cash requirements for the coming twelve months and the consolidated financial statements have been prepared on a going concern basis. However, there can be no assurance the Company will be able to continue as a going concern. These uncertainties may result in adverse effects on continuation of the Company as a going concern. The accompany consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

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

(D) Cash

Cash includes cash on hand, cash accounts, and interest-bearing savings accounts placed with banks and financial institutions. For the purposes of the statements of cash flow, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents balance as of December 31, 2021 and December 31, 2020.

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

(F) Impairment of Long-Lived Assets

Long-lived assets, such as equipment, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows expected to be generated from the asset’s use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset calculated using a undiscounted cash flow analysis. There was no impairment of long-lived assets for the years ended December 31, 2021 and 2020.

(G) Leases

The Company adopted Accounting Standards Codification (ASC) Topic 842, Leases (ASC 842) effective as of January 1, 2019. Under ASC 842, the Company determines if an arrangement is or contains a lease at contract inception.

Operating lease right-of-use (ROU) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized based on the present value of lease payments over the lease term at the commencement date of the lease. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less any lease incentive received. The Company uses its incremental borrowing rate in determining the present value of lease payments based on the information available at the date of lease commencement. The incremental borrowing rate reflects the rate of interest that a lessee would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Lease expense for an operating lease is recognized on a straight-line basis over the lease term.

The Company elected to not separate non-lease components from the associated lease components and to not recognize right-of-use assets and lease liabilities for leases with a term of twelve months or less. Variable lease payments are primarily related to property taxes, insurance and common area maintenance, and are recognized as lease costs when incurred.

(H) Convertible Promissory Notes and Warrants

New 1% Convertible Promissory Notes, due in 2016

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

On December 16, 2020, the Company received Abandonment of interest from the note holders to abandon, relinquish, and surrender all their rights and obligations under the Notes and they confirmed to receive no consideration in exchange for the Notes. Thus, the Company recognized a gain on extinguishment of debt from continuing operations of $5,299,726 for the years ended December 31 2020.

New 1% Convertible Promissory Notes, due in 2025

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

The Company determined the 1% convertible promissory notes to be conventional convertible instruments under ASC Topic 815, Derivatives and Hedging. Its embedded conversion option qualified for equity classification. The 1% convertible promissory notes did not have any embedded conversion option which shall be bifurcated and separately accounted for as a derivative under ASC 815, nor did they contain a cash conversion feature. The Company accounted for the Notes in accordance with ASC 470, as a single debt instrument. No beneficial conversion feature (the “BCF”) was recognized as the set conversion price for the Notes was greater than the fair value of the Company’s share price at date of issuance.

(I) Revenue Recognition

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

The Company has yet to generate revenue from operations for the years ended December 31, 2021 and 2020.

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

(K) Income Taxes

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

The diluted net profit/(loss) per common share is the same as the basic net profit/(loss) per share for the years ended December 31, 2021 and 2020 as all potential common shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net profit/(loss) per share.

(N) Foreign Currency Translation

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

(O) Fair Value of Financial Instruments

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

The carrying value of the Company’s financial instruments related to warrants associated with convertible promissory notes is stated at a value being equal to the allocated proceeds of convertible promissory notes based on the relative fair value of notes and warrants. In the measurement of the fair value of these instruments, the Black-Scholes option pricing model is utilized, which is consistent with the Company’s historical valuation techniques. These derived fair value estimates are significantly affected by the assumptions used. As the allocated value of the financial instruments related to warrants associated with convertible promissory notes is recorded in additional paid-in capital, the financial instruments related to warrants were not required to mark to market as of each subsequent reporting period. The carrying value of the Company’s financial instruments related to options is measuring its fair value using the Black-Scholes option pricing model, which is consistent with the Company’s historical valuation techniques. The fair value of option is recorded as dividend.

(P) Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions and enhances and simplifies various aspects of the income tax accounting guidance in ASC 740. ASU 2019-12 was effective January 1, 2021. The adoption of ASU 2019-12 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In January 2020, the FASB issued ASU 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815),” an amendment clarifying the interaction between accounting standards related to equity securities, equity method investments, and certain derivative instruments. The guidance is effective for fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-01 effective January 1, 2021. The adoption of ASU 2020-01 did not have any impact on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon adoption of ASU 2020-06, convertible debt proceeds, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. This modification will reduce the issue discount and result in less non-cash interest expense in financial statements. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. For contracts in an entity’s own equity, the type of contracts primarily affected by ASU 2020-06 are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and only if adopted as of the beginning of such fiscal year. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021- 04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2021-04 is not expected to have any impact on the Company’s consolidated financial statement presentation or disclosures.

NOTE 3	SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal consolidated subsidiaries and variable interest entities as of December 31, 2021 were as follows:

Name	Place of Incorporation	Ownership/Control interest attributable to the Company	Principal activities
NCN Group Limited	BVI	100%	Investment holding
NCN Media Services Limited	BVI	100%	Investment holding
Cityhorizon Limited	Hong Kong	100%	Investment holding
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
Crown Eagle Investment Limited	Hong Kong	100%	Dormant
Crown Winner International Limited	Hong Kong	100%	Investment holding
NCN Huamin Management Consultancy (Beijing) Company Limited (2)	PRC	100%	Not applicable
Huizhong Lianhe Media Technology Co., Ltd. (2)	PRC	100%	Not applicable
Beijing Huizhong Bona Media Advertising Co., Ltd.(2)	PRC	100% (1)	Not applicable
Xingpin Shanghai Advertising Limited(3)	PRC	100% (1)	Dormant
Chuanghua Shanghai Advertising Limited (3)	PRC	100%	Dormant
Jiahe Shanghai Advertising Limited (2)	PRC	100%	Not applicable

Remarks:

1)	Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.

Note:

2)	The subsidiary/variable interest entity ’s business license has been revoked.
3)	The subsidiary/variable interest entity was classified as abnormal operation business.

NOTE 4	PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of December 31, 2021 and 2020 were as follows:

	2021	2020
Prepaid expenses	$4,443	$100,000
Rental and other deposits	15,385	-
Total	$19,828	$100,000

NOTE 5	EQUIPMENT, NET

Equipment, net as of December 31, 2021 and 2020 consisted of the following:

	2021	2020
Office equipment	$3,039	$3,828
Less: accumulated depreciation	(407)	(3,229)
Total	$2,632	$599

Depreciation for the years ended December 31, 2021 and 2020 amounted to $389 and $456 respectively.

Pledge of Equipment

No equipment has been pledged by the Company.

NOTE 6	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of December 31, 2021 and 2020 consisted of the following:

	2021	2020
Accrued staff benefits and related fees	$1,943,544	$1,749,401
Accrued professional fees	61,057	47,266
Accrued interest expenses	472,773	2,370,872
Other accrued expenses	19,316	41,461
Other payables	100,491	52,650
Total	$2,597,181	$4,261,650

NOTE 7	SHORT-TERM LOANS

As of December 31, 2021 and 2020, the Company recorded an aggregated amount of $2,973,211 of short-term loans. Those loans were borrowed from a shareholder and an unrelated individual. Except for loan of $128,205 from an unrelated individual that are unsecured, bearing yearly interest of 1% and are repayable on demand, the remaining loans are unsecured, bear a monthly interest of 1.5% and are repayable on demand. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. On January 18, 2022, the Company issued convertible notes of US$2,500,000 which is for setting off against the short-term loans and interest payable. As of the date of this report, the balance of $968,211 have not yet been repaid.

The interest expenses of the short-term loans for the years ended December 31, 2021 and 2020 amounted to $513,383 and $514,036, respectively.

NOTE 8	CONVERTIBLE PROMISSORY NOTES AND WARRANTS

New 1% Convertible Promissory Notes, due in 2016

On November 19, 2007, the Company entered into a Note and Warrant Purchase Agreement, as amended (the “Purchase Agreement”) with Shanghai Quo Advertising Co. Ltd and affiliated investment funds of Och-Ziff Capital Management Group (the “Investors”) pursuant to which it agreed to issue in three tranches, 3% Senior Secured Convertible Promissory Notes due June 30, 2011, in the aggregate principal amount of up to $50,000,000 (the “3% Convertible Promissory Notes”) and warrants to acquire an aggregate amount of 457,143 shares of the Company’s Common Stock (the “Warrants”). Between November 19 and 28, 2007, the Company issued 3% Convertible Promissory Notes in the aggregate principal amount of $15,000,000, Warrants to purchase shares of the Company’s common stock at $187.5 per share and Warrants to purchase shares of the Company’s common stock at $262.5 per share. On January 31, 2008, the Company amended and restated the previously issued 3% Convertible Promissory Notes and issued to the Investors 3% Convertible Promissory Notes in the aggregate principal amount of $50,000,000 (the “Amended and Restated Notes”), Warrants to purchase shares of the Company’s common stock at $187.5 per share and Warrants to purchase shares of the Company’s common stock at $262.5 per share. In connection with the Amended and Restated Notes, the Company entered into a Security Agreement, dated as of January 31, 2008 (the “Security Agreement”), pursuant to which the Company granted to the collateral agent for the benefit of the Investors, a first-priority security interest in certain of the Company’s assets, and 66% of the equity interest in the Company.

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

On December 16, 2020, the Company received Abandonment of interest from the note holders to abandon, relinquish, and surrender all their rights and obligations under the Notes and they confirmed to receive no consideration in exchange for the Notes. Thus, the Company recognized a gain on extinguishment of debt from continuing operations of $5,299,726 for the year ended December 31, 2020.

5) Issuance of New 1% Convertible Promissory Notes, due 2025 in 2020

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

The following table details the accounting treatment of the convertible promissory notes:

	New 1% Convertible Promissory Notes, due in 2016	New 1% Convertible Promissory Notes, due in 2025	Total

Net carrying value of convertible promissory notes as of December 31, 2019	$5,000,000	$-	$5,000,000
Proceeds of new 1% convertible promissory notes	-	645,000	645,000
Abandonment of note	(5,000,000)	-	(5,000,000)
Net carrying value of convertible promissory notes as of December 31, 2020 & 2021	$-	$645,000	$645,000

Interest Expense

The following table details the interest expenses:

	Years Ended December 31,
	2021	2020
New 1% convertible promissory notes, due in 2016	$-	$12,329
New 1% convertible promissory notes, due in 2025	6,468	6,238
Total	$6,468	$18,567

NOTE 9	LEASE LIABILITIES

On September 27, 2021, the Company entered into a lease agreement for office in Hong Kong with a two-year term, commencing on September 27, 2021 and expiring on September 26, 2023.

The operating lease expense for the years ended December 31, 2021 and 2020 were as follows:

	2021	2020

Operating lease cost – straight line	$15,385	$-

As of December 31, 2021, future minimum commitments under the Company’s non-cancelable operating lease, in accordance with ASC 842, are as follows:

Fiscal years ending December 31,	Operating leases
2022	$46,154
2023	30,769
2024	-
2025	-
Thereafter	-
Total undiscounted cash flows	76,923
Les: imputed interest	(1,402)
Present value of lease liabilities	$75,521

As of December 31, 2021, the remaining weighted-average lease term was 1.74 years and the weighted-average incremental borrowing rate used to determine the operating lease liabilities was 2.33%.

Supplementary cash flow information related to lease where the Company was the lessee for the years ended December 31, 2021 and 2020 was as follows:

	2021	2020

Operating cash outflows from operating lease	$15,385	$-

NON-CASH OPERATING ACTIVITIES
Right-of-use assets obtained in exchange for new operating lease liabilities	90,277	-

NOTE 10	COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. As of December 31, 2021 and 2020, the Company’s management is of the opinion that there are no commitments and contingencies to account for.

NOTE 11	STOCKHOLDERS’ DEFICIT

(A) Stock, Options and Warrants Issued for Services

On October 28, 2021, Keywin exercised its option to purchase an aggregate of 11,764,756 shares of the Company’ common stock for an aggregate purchase price of $2,000,000.

On November 30, 2021, the Company completed private placement of 200,000 shares of restricted common stock at $3 per share. The transaction took place with an investor and generated gross proceeds of $600,000 for the year ended December 31, 2021. In March 2018, the Company entered into an escrow agent services agreement with an escrow agent. Pursuant to the agreement, the Company agreed to pay 5% of escrow funds from invest as compensation, the escrow agent was granted 10,000 shares for his services rendered and the Company issued 10,000 shares to the consultant. In connection with this stock grants and in accordance with ASC Topic 718, the Company recognized $30,000 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operation for the year ended December 31, 2021.

On December 30, 2021, the Board of Director granted an aggregate of 132,172 shares of common stock to the directors of the Company for their services rendered during the year 2021 and 2022. Each director was granted shares of the Company’s common stock and vested in 2021: Earnest Leung, 52,172 shares; Wong Wing Kong, 15,000 shares; and Shirley Cheng, 50,000 shares and Frederick Wong granted 15,000 shares and vested in 2022. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $187,475 and $nil of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2021 and 2020, respectively.

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

NOTE 12	RELATED PARTY TRANSACTIONS

Except as set forth below, during the years ended December 31, 2021 and 2020, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

In April 2009, in connection with debt restructuring, Statezone Ltd. of which Dr. Earnest Leung, the Company’s Chief Executive Officer and a Director (being appointed on July 15, 2009 and May 11, 2009, respectively) was the sole director, provided agency and financial advisory services to the Company. Accordingly, the Company paid an aggregate service fee of $350,000, of which $250,000 has been recorded as issuance costs for 1% Convertible Promissory Notes and $100,000 has been recorded as prepaid expenses and other current assets, net since April 2009. Such $100,000 is refundable unless the Keywin Option is exercised and completed. On October 28, 2021, Keywin exercised its option and $100,000 was recorded in general and administrative expenses during the year ended December 31, 2021.

On July 1, 2009, the Company and Keywin, of which the Company’s chief executive officer and director is the director and his spouse is the sole shareholder, entered into an Amendment, pursuant to which the Company agreed to extend the exercise period for the Keywin Option under the Note Exchange and Option Agreement between the Company and Keywin, to purchase an aggregate of 1,637,522 shares of our common stock for an aggregate purchase price of $2,000,000, from a three-month period ended on July 1, 2009, to a six-month period ended October 1, 2009. The exercise period for the Keywin option was subsequently further extended to a nine-month period ended January 1, 2010, pursuant to the Second Amendment. On January 1, 2010, the Company and Keywin entered into the third Amendment, pursuant to which the Company agreed to further extend the exercise period to an eighteen-month period ended on October 1, 2010, and provide the Company with the right to unilaterally terminate the exercise period upon 30 days’ written notice. On September 30, 2010, the exercise price was extended at various times from September 1, 2010 to December 31, 2017 and the Keywin Option was further extended to a hundred and twenty-nine-month period ending on January 1, 2020 and the exercise price changed to $0.99. On December 31, 2019, the latest exercise period for the Keywin Option was further extended to a hundred and fifty-three-month period ending on January 1, 2022. On June 1, 2021, the Company and Keywin, of which the Company’s chief executive officer and director is the director and his spouse is the sole shareholder, entered into an Amendment, pursuant to which the Company agreed Keywin to purchase an aggregate of 11,764,756 shares of the Company’s common stock for an aggregate purchase price of $2,000,000. The fair value of the purchase option was determined utilizing Black-Scholes option pricing model on the date before the modification and after modification, accordingly, the Company recorded $3,544,430 and $nil as dividend for the year ended December 31, 2021 and 2020, respectively.

On October 28, 2021, Keywin exercised its option to purchase an aggregate of 11,764,756 shares of the Company’s common stock for an aggregate purchase price of $2,000,000 which for setting off against the Company’s obligation to repay part of the short term loan interest payable, there was no cash proceeds from the exercise of Keywin option..

As of December 31, 2021 and 2020, the Company recorded an aggregated amount of $2,845,006 of short-term loans from a shareholder that the loans are unsecured, bear a monthly interest of 1.5% and repayable on demand. However, according to the agreements, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the shareholder to extend the short-term loans on the due date. As of December 31, 2021 and 2020, the Company recorded an interest payable recorded in accounts payable, accrued expenses and other payables of $470,315 and $2,363,485, respectively. The interest expenses of the short-term loans from continuing operations for the years ended December 31, 2021 and 2020 amounted to $512,101 and $512,863, respectively. On January 18, 2022, the shareholder agreed to purchase the 1% Senior Unsecured Convertible Note Agreement from the Company and converted the short-term loan and interest payable to convertible note. As of the date of this report, except the loan and interest payable balance of $2,500,000 converted to convertible note, the remaining loans have not yet been repaid.

NOTE 13	GAIN FROM WRITE-OFF OF LONG-AGED PAYABLES

The Company considered the payment of the outstanding payables have not been claimed due to loss of contact and it is in the best interests of Company to write off the long-aged payables. The Company has resolved that they are of the opinion that the obligation for future settlement of accrued long-aged payables are remote, therefore the related accruals have been written off $708 and $394,522 were written off for the year ended December 31, 2021 and 2020, respectively.

NOTE 14	NET (LOSS) PROFIT PER COMMON SHARE

Net (loss) profit per share information for the years ended December 31, 2021 and 2020 was as follows:

	2021	2020
Numerator:
Net (loss) profit attributable to NCN common stockholders	$(1,215,636)	$4,869,156
Denominator:
Weighted average number of shares outstanding, basic*	11,023,767	8,774,263
Effect of dilutive securities
Options and warrants	-	-
Weighted average number of shares outstanding, diluted	11,023,767	8,774,263

Net (loss) profit per common share – basic and diluted	$(0.11)	$0.55

* Including 253,172 and 136,000 shares that were granted and vested but not yet issued for the years ended December 31, 2021 and 2020, respectively.

The diluted net (loss) profit per common share is the same as the basic net (loss) profit per common share for the years ended December 31, 2021 and 2020 as the ordinary shares issuable under stock options and warrants outstanding are anti-dilutive and are therefore excluded from the computation of diluted net (loss) profit per common share.

NOTE 16	INCOME TAXES

Income is subject to taxation in various countries in which the Company and its subsidiaries operate or are incorporated. The (loss) profit before income taxes by geographical locations for the years ended December 31, 2021 and 2020 were summarized as follows:

	2021	2020
United States	$(469,314)	$5,264,518
Foreign	(746,322)	(395,362)
	$(1,215,636)	$4,869,156

The provision for income taxes consisted of the following:

	Year ended December 31,
	2021	2020
(Loss) Profit before income taxes	$(1,215,636)	$4,869,156
Statutory income tax rate	21%	21%
Income tax credit computed at statutory income rate	(255,284)	1,022,523
Reconciling items:
Non-deductible expenses	156,211	82,304
Share-based payments	45,670	-
Tax effect of tax exempt entity	516	722
Valuation allowance on deferred tax assets	52,886	(1,105,549)
Income tax	$-	$-

Other than the United States, the Company is subject to taxation in Hong Kong and PRC. Under Hong Kong tax laws, deferred tax assets are recognized for tax loss carried forward to the extent that the realization of the related tax benefit through future taxable profits is probable. These tax losses do not expire under current Hong Kong tax legislation. Under PRC tax laws, tax losses may be carried forward for 5 years and no carry-back is allowed. At December 31, 2021 the Company does not have available tax losses in the Hong Kong and PRC to utilize for future taxable profits.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020.  There are several different provisions with the CARES Act that impact income taxes for corporations. The Company has evaluated the tax implications and believes these provisions did not have a material impact to the financial statements.

At December 31, 2021, the Company had an unused net operating loss carryforward of approximately $16,649,913 for income tax purposes. This net operating loss carryforward may result in future income tax benefits of approximately $3,496,482, which will expire on various from 2024 through 2037 as follows:

2024 to 2028	$2,332,033
2029 to 2033	892,375
2034 to 2037	217,937
Indefinitely	54,137
$3,496,482

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

Significant components of the Company’s deferred tax liabilities and assets of December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred tax liabilities	$-	$-
Deferred tax assets:
Effect of net operating loss carried forward	3,496,482	3,443,596
Less: valuation allowance	(3,496,482)	(3,443,596)
Net deferred tax assets	$-	$-

Movement of valuation allowance:

	2021	2020

At the beginning of the year	$3,443,596	$4,549,144
Current year addition (reduction)	52,886	(1,105,548)
At the end of the year	$3,496,482	$3,443,596

NOTE 18	SUBSEQUENT EVENTS

On January 18, 2022, the Company entered into a Subscription Agreement with the Subscriber under which the Subscriber agreed to purchase the 1% Senior Unsecured Convertible Note Agreement from the Company for an agreement purchase price of two million five hundred thousand US Dollars ($2,500,000). On the same date, the Company signed the with 1% Senior Unsecured Convertible Note Agreement under which the Company may sell and issue to the Subscriber up to an aggregate maximum amount of $2,500,000 in principal amount of Convertible Notes prior to January 19, 2027. The Convertible Promissory Notes issued to the Investor are convertible at the holder’s option into shares of Company common stock at $1.25 per share. The issuance of convertible note is for setting off against the Company’s obligation to repay part of the short-term loan and interest payable, there was no cash proceeds from the issuance of convertible notes.

