Form 10-Q
period 2022-03-31
NETWORK CN INC
filed 2022-12-23
CIK 934796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-30264

NETWORK CN INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	90-0370486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 705B, 7th Floor, New East Ocean Centre, 9 Science Museum Road, TST, KLN, Hong Kong

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

NETWORK CN INC.

CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.

CONSOLIDATED BALANCE SHEETS

	As of March 31, 2022	As of December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash	$1,546	$21,677
Prepaid expenses and other current assets, net	15,385	19,828
Total Current Assets	16,931	41,505

Equipment, Net	3,456	2,631

Right-of-use assets	64,380	75,522

TOTAL ASSETS	$84,767	$119,658

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	$2,222,314	$2,597,181
Lease liabilities	45,223	44,960
Short term loans	1,054,385	2,973,211
Total Current Liabilities	3,321,922	5,615,352

Non-Current Liabilities
Noncurrent portion of lease liabilities	19,156	30,561
1% convertible promissory note due 2025, net	645,000	645,000
1% convertible promissory note due 2027, net	2,118,785	-
Total Non- Current Liabilities	2,782,941	675,561

TOTAL LIABILITIES	6,104,863	6,290,913

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000,000 shares authorize Shares issued and outstanding: 20,749,018 and 20,749,018 as of March 31, 2022 and December 31, 2021, respectively	20,749	20,749
Additional paid-in capital	130,983,370	130,559,370
Accumulated deficit	(138,728,655)	(138,455,814)
Accumulated other comprehensive income	1,704,440	1,704,440
TOTAL STOCKHOLDERS’ DEFICIT	(6,020,096)	(6,171,255)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$84,767	$119,658

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
REVENUES
Advertising services	$-	$-

COST OF REVENUES	-	-
Cost of advertising services	-	-

GROSS LOSS	-	-

OPERATING EXPENSES
General and administrative	(165,805)	(65,680)
Stock based compensation for services	(24,000)	-
Total Operating Expenses	(189,805)	(65,680)

LOSS FROM OPERATIONS	(189,805)	(65,680)

INTEREST AND OTHER DEBT-RELATD EXPENSES
Amortization of debt discount	(18,785)	-
Interest expense	(64,251)	(129,953)
Total Interest and Other Debt-Related Expenses	(83,036)	(129,953)

NET LOSS BEFORE INCOME TAXES	(272,841)	(195,633)
Income taxes		-
NET LOSS	$(272,841)	$(195,633)

OTHER COMPREHENSIVE INCOME
Foreign currency translation loss	-	(17)
Total Other Comprehensive Loss	-	(17)

COMPREHENSIVE LOSS	$(272,841)	$(195,650)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	21,018,190	8,774,263

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock		Additional Paid- In	Accumulated	Accumulated Other Comprehensive
	Share	Amount	Capital	Deficit	Income	Total
Balance as of January 1, 2021	8,774,263	$8,773	$124,209,441	$(133,695,748)	$1,704,239	$(7,773,295)
Translation adjustment	-	-	-	-	(17)	(17)
Net loss for the period	-	-	-	(195,633)	-	(195,633)
Balance as of March 31, 2021	8,774,263	$8,773	$124,209,441	$(133,891,381)	$1,704,222	$(7,968,945)

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock		Additional Paid- In	Accumulated	Accumulated Other Comprehensive
	Share	Amount	Capital	Deficit	Income	Total
Balance as of January 1, 2022	20,749,018	$20,749	$130,559,370	$(138,455,814)	$1,704,440	$(6,171,255)
Stock-based compensation for stock granted to directors for services	-	-	24,000	-	-	24,000
Beneficial conversion feature associated with convertible notes	-	-	400,000	-	-	400,000
Net loss for the period	-	-	-	(272,841)	-	(272,841)
Balance as of March 31, 2022	20,749,018	$20,749	$130,983,370	$(138,728,655)	$1,704,440	$(6,020,096)

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(272,841)	$(195,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,395	52
Amortization of debt discount	18,785	-
Stock/Option issued for services	24,000	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,443	-
Operating lease liabilities	(11,142)	-
Accounts payable, accrued expenses and other payables	120,133	195,704
Net cash (used in)/provided by operating activities	(105,227)	123

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,078)	-
Net cash used in investing activities	(1,078)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	86,174	-
Net cash provided by financing activities	86,174	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	(17)

NET (DECREASE)/INCREASEIN CASH	(20,131)	106

CASH, BEGINNING OF PERIOD	21,677	5,967

CASH, END OF PERIOD	$1,546	$6,073

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Settlement of short term loan by conversion to convertible note	$2,005,000	$--
Settlement of short term loan interest payable by conversion to convertible note	$495,000	$-

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

Details of the Company’s principal subsidiaries and variable interest entities as of March 31, 2022, are described in Note 3 – Subsidiaries and Variable Interest Entities.

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

Exercise of conversion option

On October 28, 2021, Keywin Holdings Limited (“Keywin”) exercised its option to purchase an aggregate of 11,764,756 shares of the Company’ common stock for an aggregate purchase price of $2,000,000 which for setting off against the Company’s obligation to repay part of the short-term loan interest payable, there was no cash proceeds from the exercise of Keywin option.

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

Going Concern

The Company has experienced recurring net losses $272,841 for the three months ended March 31, 2022. As of March 31, 2022, and December 31, 2021, the Company has stockholders’ deficit of $6,020,096 and $6,171,255, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The unaudited consolidated financial statements for the three months ended March 31, 2022 and 2021 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments or a description of the nature and amount of any adjustments other than normal recurring adjustments) have been made which are necessary for a fair presentation of financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, previously filed with the Securities and Exchange Commission on December 23, 2022. The disclosures made in the unaudited interim consolidated financial statements generally do not repeat those in the annual statements.

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

New 1% Convertible Promissory Notes, due in 2027

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

The Company evaluates the conversion feature to determine whether it was beneficial as described in ASC 470-20. The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible notes payable and may not be settled in cash upon conversion, is treated as a discount to the convertible notes payable. This discount is amortized over the period from the date of issuance to the date the notes is due using the effective interest method. If the notes payable are retired prior to the end of their contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the shares of common stock at the commitment date to be received upon conversion.

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

The Company has yet to generate revenue from operations for the periods ended March 31, 2022 and 2021.

(F) Recent Accounting Pronouncements

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

NOTE 3.                   SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal subsidiaries and variable interest entities as of March 31, 2022 was as follows:

Schedule of subsidiaries and variable interest entities
Name	Place of Incorporation	Ownership/Control interest attributable to the Company	Principal activities
NCN Group Limited	BVI	100%	Investment holding
NCN Media Services Limited	BVI	100%	Investment holding
Cityhorizon Limited	Hong Kong	100%	Investment holding
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
Crown Eagle Investment Limited	Hong Kong	100%	Investment holding
Crown Winner International Limited	Hong Kong	100%	Investment holding
NCN Group (Global) Limited	Hong Kong	100%	Investment holding
ChenXing (Beijing) Advertising Co., Ltd	PRC	100%	Investment holding
Ruibo (Shenzhen) Advertising Co., Ltd	PRC	100%	Investment holding
NCN Huamin Management Consultancy (Beijing) Company Limited (2)	PRC	100%	Dormant
Huizhong Lianhe Media Technology Co., Ltd. (2)	PRC	100%	Dormant
Beijing Huizhong Bona Media Advertising Co., Ltd.(2)	PRC	100% (1)	Dormant
Xingpin Shanghai Advertising Limited (3)	PRC	100% (1)	Dormant
Chuanghua Shanghai Advertising Limited (3)	PRC	100%	Dormant
Jiahe Shanghai Advertising Limited (2)	PRC	100%	Dormant

Remarks:

1)	Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.

Note:

2)	The subsidiary/variable interest entity ’s business license has been revoked.
3)	The subsidiary/variable interest entity was classified as abnormal operation business.

NOTE 4.               PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of March 31, 2022 and December 31, 2021 were as follows:

Schedule of prepaid expenses and other current assets
	As of March 31, 2022	As of December 31, 2021
Prepaid expenses	$15,385	$19,828
Less: allowance for doubtful debts	-	-
Total	$15,385	$19,828

The Company recorded no allowance for doubtful debts for prepaid expenses and other current assets as of March 31, 2022 and 2021.

NOTE 5.               ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of March 31, 2022 and December 31, 2021 were as follows:

Schedule of accounts payable, accrued expenses and other payables
	As of March 31, 2022	As of December 31, 2021
Accrued staff benefit and related fees	$1,986,693	$1,943,544
Accrued professional fees	66,024	61,057
Accrued interest expenses	54,635	485,479
Other accrued expenses	14,471	6,610
Other payables	100,491	100,491
Total	$2,222,314	$2,597,181

NOTE 6.              SHORT-TERM LOANS

As of March 31, 2022 and December 31, 2021, the Company recorded an aggregated amount of $1,054,385 and $2,973,211 of short-term loans, respectively. Those loans were borrowed from a shareholder and an unrelated individual. Except for loan of $128,205 from an unrelated individual that are unsecured, bearing yearly interest of 1% and are repayable on demand, the remaining loans are unsecured, bear a monthly interest of 1.5% and are repayable on demand. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. On January 18, 2022, the Company issued convertible notes of US$2,500,000 which is for setting off against the short-term loans and interest payable. As of the date of this report, the balance of $1,054,385 have not yet been repaid.

The interest expenses of the short-term loans for the three months ended March 31, 2022 and 2021 were $64,251 and $129,953, respectively.

NOTE 7.               CONVERTIBLE PROMISSORY NOTES

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

Issuance of New 1% Convertible Promissory Notes, due 2027 in 2022

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

The following table details the accounting treatment of the convertible promissory notes:

Schedule of convertible promissory notes
	New 1% Convertible Promissory Notes, due in 2025	New 1% Convertible Promissory Notes, due in 2027	Total
Net carrying value of convertible promissory notes as of December 31, 2021	$645,000	$-	$645,000
Proceeds of new 1% convertible promissory note	-	2,500,000	2,500,000
Less: Allocated intrinsic value of beneficial conversion feature (Note a)		(400,000)	(400,000)
Add: Accumulated amortization of debt discount		18,785	18,785
Net carrying value of convertible promissory notes as of March 31, 2022	$645,000	$2,118,785	$2,763,785

Note:

(a)	At the time of issuance, the Company evaluated the intrinsic value of the beneficial conversion feature (“BCF”) associated with the conversion feature of the convertible promissory note. The BCF was recorded into additional paid-in capital. Additionally, the convertible promissory note was considered to have an embedded BCF because the effective conversion price was less than the fair value of the Company’s common stock on notes issuance date. The value of the BCF was recorded as a discount on the convertible promissory note. Hence, in connection with the issuance of the convertible promissory note, the Company recorded a total debt discount of $400,000 that will be amortized over the term of the Note using effective interest rate method.

Amortization of debt discount

The following table details the amortization of debt discount:

Schedule of amortization of debt discount
	For the Three Months Ended
	March 31, 2022	March 31, 2021
New 1% convertible promissory notes, due in 2025	$-	$-
New 1% convertible promissory notes, due in 2027	18,785	-
Total	$18,785	$-

Interest Expense

The following table details the interest expenses:

Schedule of interest expenses
	For the Three Months Ended
	March 31, 2022	March 31, 2021
New 1% convertible promissory notes, due in 2025	$1,590	$1,607
New 1% convertible promissory notes, due in 2027	4,932	-
Total	$6,522	$1,607

NOTE 8                LEASE LIABILITIES

On September 27, 2021, the Company entered into a lease agreement for office in Hong Kong with a two year term, commencing on September 27, 2021 and expiring on September 26, 2023.

The operating lease expense as of March 31, 2022 and December 31, 2021 were as follows:

Schedule of operating lease expense
	As of March 31, 2022	As of December 31, 2021
Operating lease cost – straight line	$11,538	$15,385

As of March 31, 2022, future minimum commitments under the Company’s non-cancelable operating lease, in accordance with ASC 842, are as follows:

Schedule of future minimum operating lease payments
Fiscal years ending March 31,	Operating leases
2022	$34,615
2023	30,769
2024	-
2025	-
Thereafter	-
Total undiscounted cash flows	65,385
Less: imputed interest	(1,005)
Present value of lease liabilities	$64,379

As of March 31, 2022 and December 31, 2021, the remaining weighted-average lease term was 1.42 years and 1.74 years, respectively and the weighted-average incremental borrowing rate used to determine the operating lease liabilities was  2.33%.

Supplementary cash flow information related to lease where the Company was the lessee for the three months March 31, 2022 and 2021 was as follows:

Schedule of supplementary cash flow information
	For the Three Months Ended
	March 31, 2022	March 31, 2021
Operating cash outflows from operating lease	$11,142	$-

NOTE 9.                COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. As of March 31, 2022 and December 31, 2021, the Company’s management is of the opinion that there are no commitments and contingencies to account for.

NOTE 10.                  STOCKHOLDERS’ DEFICIT

Stock, Options and Warrants Issued for Services

On December 30, 2021, the Board of Director granted an aggregate of 132,172 shares of common stock to the directors of the Company for their services rendered during the year 2021 and 2022. Each director was granted shares of the Company’s common stock and vested in 2021: Earnest Leung, 52,172 shares; Wong Wing Kong, 15,000 shares; and Shirley Cheng, 50,000 shares and Frederick Wong granted 15,000 shares and vested in 2022. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $24,000 and $nil of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively.

Restriction on payment of dividends

The Company has not declared any dividends since incorporation.

NOTE 11.                  RELATED PARTY TRANSACTIONS

Except as set forth below, during the three months ended March 31, 2022 and 2021, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

As of March 31, 2022 and December 2021, the Company recorded an aggregated amount of $926,178 and $2,845,005 of short-term loans from a shareholder that the loans are unsecured, bear a monthly interest of 1.5% and repayable on demand. However, according to the agreements, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the shareholder to extend the short-term loans on the due date. As of March 31, 2022 and December 2021, the Company recorded an interest payable recorded in accounts payable, accrued expenses and other payables of $32,631 and $470,315, respectively. The interest expenses of the short-term loans for the three months March 31, 2022 and 2021 amounted to $57,409 and $128,025, respectively. On January 18, 2022, the shareholder agreed to purchase the 1% Senior Unsecured Convertible Note Agreement from the Company and converted the short-term loan and interest payable to convertible note. As of the date of this report, except the loan and interest payable balance of $2,500,000 converted to convertible note, the remaining loans have not yet been repaid.

NOTE 12.                  NET LOSS PER COMMON SHARE

Net (loss per common share information for the three months ended March 31, 2022 and 2021 was as follows:

Schedule of net (loss) profit per common share
	For the Three Months Ended
	March 31, 2022	March 31, 2021
Numerator:
Net (loss)/profit attributable to NCN common stockholders	$(272,841)	$(195,633)
Denominator:
Weighted average number of shares outstanding, basic	21,018,190	8,774,263
Effect of dilutive securities	-	-
Options and warrants	-	-
Weighted average number of shares outstanding, diluted	21,018,190	8,774,263

Net (loss)/profit per common share – basic and diluted	$(0.01)	$(0.02)

The diluted net (loss)/profit per common share is the same as the basic net (loss)/profit per common share for the three months ended March 31, 2022 and 2021 as all potential common shares are anti-dilutive and are therefore excluded from the computation of diluted net (loss)/profit per common share. There were no securities that could potentially dilute basic net (loss)/profit per common share in the future that were not included in the computation of diluted net (loss)/profit per common share because of anti-dilutive effect for the three months ended March 31, 2022 and 2021.

NOTE 13.                INCOME TAXES

Income is subject to taxation in various countries in which the Company and its subsidiaries operate or are incorporated. The loss before income taxes by geographical locations for the three months ended March 31, 2022 and 2021 were summarized as follows:

Schedule of (income) loss before income taxes by geographical locations
	For the Three Months Ended
	March 31, 2022	March 31, 2021
United States	$(95,739)	$(23,631)
Foreign	(177,102)	(172,002)
	$(272,841)	$(195,633)

Other than the United States, the Company is subject to taxation in Hong Kong and PRC. Under Hong Kong tax laws, deferred tax assets are recognized for tax loss carried forward to the extent that the realization of the related tax benefit through future taxable profits is probable. These tax losses do not expire under current Hong Kong tax legislation. Under PRC tax laws, tax losses may be carried forward for 5 years and no carry-back is allowed. At March 31, 2022, the Company does not have available tax losses in the Hong Kong and PRC to utilize for future taxable profits.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020.  There are several different provisions with the CARES Act that impact income taxes for corporations. The Company has evaluated the tax implications and believes these provisions did not have a material impact to the financial statements.

At March 31, 2022, the Company had an unused net operating loss carryforward of approximately $16,421,705 for income tax purposes. This net operating loss carryforward may result in future income tax benefits of approximately $3,448,559, which will expire on various from 2024 through 2037 as follows:

Schedule of operating loss carryforward
2024 to 2028	$2,279,147
2029 to 2033	892,375
2034 to 2037	217,937
Indefinitely	122,088
$3,511,548

The realization of net operating loss carryforward is uncertain at this time, a valuation allowance in the same amount has been established. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets of March 31, 2022 and December 31, 2021 are as follows:

Schedule of deferred tax liabilities and deferred tax assets
	As of March 31, 2022	As of December 31, 2021
Deferred tax liabilities	$-	$-
Deferred tax assets:
Effect of net operating loss carried forward	3,511,548	3,496,482
Less: valuation allowance	(3,511,548)	(3,496,482)
Net deferred tax assets	$-	$-

Movement of valuation allowance:

Schedule of movement of valuation allowance
	As of March 31, 2022	As of December 31, 2021
At the beginning of the period/year	$3,496,482	$3,443,596
Additions/(Deductions)	15,065	52,886
At the end of the period/year	$3,511,548	$3,496,482

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe”, “expect”, “anticipate”, “project”, “targets”, “optimistic”, “intend”, “aim”, “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to our potential inability to raise additional capital; changes in domestic and foreign laws, regulations and taxes; uncertainties related to China’s legal system and economic, political and social events in China; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks”; changes in economic conditions, including a general economic downturn or a downturn in the securities markets; and any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for fiscal year ended December 31, 2021 and in Part 2, Item 1A of this Form 10-Q. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

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

Use of Terms

Except as otherwise indicated by the context, references in this report to:

●	“BVI” are references to the British Virgin Islands;
●	“China” and “PRC” are to the People’s Republic of China;
●	the “Company”, “NCN”, “we”, “us”, or “our”, are references to Network CN Inc., a Delaware corporation and its direct and indirect subsidiaries: NCN Group Limited, or NCN Group, a BVI limited company; NCN Media Services Limited, a BVI limited company; NCN Group Management Limited, or NCN Group Management, a Hong Kong limited company; Crown Winner International Limited, or Crown Winner, a Hong Kong Limited company, and its subsidiary, and its variable interest entity, Xingpin Shanghai Advertising Limited; Crown Eagle Investments Limited, or Crown Eagle, a Hong Kong limited company, and its subsidiary, and its variable interest entity, ChenXing (Beijing) Advertising Co., Ltd; NCN Group (Global) Limited, or NCN Global, a Hong Kong limited company, and its subsidiary, and its variable interest entity, Ruibo (Shenzhen) Advertising Co., Ltd; Cityhorizon Limited, or Cityhorizon Hong Kong, a Hong Kong limited company, and its subsidiary, Huizhong Lianhe Media Technology Co., Ltd., or Lianhe, a PRC limited company; Chuanghua Shanghai advertising Limited, a PRC limited company; NCN Huamin Management Consultancy (Beijing) Company Limited, or NCN Huamin, a PRC limited company; and the Company’s variable interest entity, Beijing Huizhong Bona Media Advertising Co., Ltd., or Bona, a PRC limited company;

●	“NCN Management Services” are references to NCN Management Services Limited, a BVI limited company;
●	“RMB” are to the Renminbi, the legal currency of China;
●	the “Securities Act” are to the Securities Act of 1933, as amended; and the “Exchange Act” are to the Securities Exchange Act of 1934, as amended; and
●	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States.

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

For more information relating to our business, please refer to Part I, “Item 1 - Business” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Exercise of conversion option

On October 28, 2021, Keywin Holdings Limited (“Keywin”) exercised its option to purchase an aggregate of 11,764,756 shares of the Company’ common stock for an aggregate purchase price of $2,000,000 which for setting off against the Company’s obligation to repay part of the short-term loan interest payable, there was no cash proceeds from the exercise of Keywin option.

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

Comparison of Three Months Ended March 31, 2022 and March 31, 2021

General and Administrative Expenses – General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, employee bonuses and other staff welfare and benefits, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses). General and administrative expenses for the three months ended March 31, 2022 increased by 146.04% to $165,805, as compared to $65,680 for the corresponding prior year period. The increase in general and administrative expenses for the three months ended March 2022 compared to March 31, 2021 was due to increase in salary, depreciation of right-of-use for Hong Kong office and consultancy fee.

Stock Based Compensation for services – Stock Based Compensation for services for the three months ended March 31, 2022 was $24,000, compared to $nil for the corresponding prior year period. The increase was mainly due to increase in stock based compensation for directors’ service for the three months ended March 31, 2022.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the three months ended March 31, 2022 decreased to $83,036, or by 36%, as compared to $129,953 for the corresponding prior year period. The decrease was mainly due to the decreased in interest to short term loan result from the conversion of short term loan to convertible note in early 2022.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended March 31, 2022 and 2021, because the Company and all of its subsidiaries and variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $272,841 for the three months ended March 31, 2022, as compared to a net profit of $195,633 for the corresponding prior year period. The result was driven by the decrease in gain from write-off of long aged payables.

Liquidity and Capital Resources

As of March 31, 2022, we had cash of $1,546, as compared to $21,677 as of December 31, 2021, a decrease of $20,131 which was due to settlement of office expenses.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Net cash (used in)/provided by operating activities	$(105,227)	$123
Net cash used in investing activities	(1,078)	-
Net cash provided by financing activities	86,174	-
Effect of exchange rate changes on cash	-	(17)
Net (decrease)/increase in cash	(20,131)	106
Cash, beginning of period	21,677	5,967
Cash, end of period	$1,546	$6,073

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $105,227, as compared to net cash provided by operating activities amounting to $123 for the corresponding prior year period. This was mainly attributable to increase in repayment for accounts payable during the three months ended March 31, 2021.

Our cash flow projections indicate that our current assets and projected revenues from our existing project will not be sufficient to fund operations over the next twelve months. This raises substantial doubt about our ability to continue as a going concern. We intend to rely on the issuance of additional equity and debt securities as well as on our note holders’ exercise of their conversion option to convert our notes to our common stock, in order to fund our operations. However, it may be difficult for us to raise funds in the current economic environment. We cannot give assurance that we will be able to generate sufficient revenue or raise new funds, and our note holders will exercise their conversion option before the note is due. In any such case, we may not be able to continue as a going concern.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 was $1,078 from the purchase of office equipment.

Financing Activities

Net cash provided by financing activities was $86,174 for the three months ended March 31, 2022, as compared to $nil for the corresponding prior year period. The increase was mainly due to proceeds from short term loans during the three months ended March 31, 2022.

Short-term Loan

As of March 31, 2022 and December 31, 2021, the Company recorded an aggregated amount of $1,054,385 and $2,973,211 of short-term loans, respectively. Those loans were borrowed from a shareholder and an unrelated individual. Except for loan of $128,205 from an unrelated individual that are unsecured, bearing yearly interest of 1% and are repayable on demand, the remaining loans are unsecured, bear a monthly interest of 1.5% and are repayable on demand. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. On January 18, 2022, the Company issued convertible notes of US$2,500,000 which is for setting off against the short-term loans and interest payable. As of the date of this report, the balance of $1,054,385 have not yet been repaid.

Capital Expenditures

During the three months ended March 31, 2022, we acquired office equipment of $1,078.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of March 31, 2022:

	Payments due by period
	Total	Due in 2022	Due in 2023–2024	Due in 2024-2025	Thereafter
Debt Obligations (a)	$645,000	$-	$-	$645,000	$-
Debt Obligations (a)	2,500,000	-	-	-	2,500,000
Short Term Loan (b)	$1,054,385	$1,054,385	$-	$-	-

(a) Debt Obligations. We issued an aggregate of $645,000 in 1% Convertible Promissory Notes in January 2020 and such 1% Convertible Promissory Notes matured in January 2025 and we issued an aggregate of $2,500,000 in 1% Convertible Promissory Notes in January 2022 and such 1% Convertible Promissory Notes matured in January 2027.. For details, please refer to the Note 7 of the consolidated financial statements.

(b) Short Term Loan. We have entered into short-term loan agreements with unrelated individuals. Those loans with an aggregate amount of $926,178 are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month and loan with an aggregate amount of $128,205 is unsecured, bear a yearly interest of 1% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. Up to the date of this report, those loans have not yet been repaid.

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2022, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

There have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2021, other than as disclosed below. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

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

We have not sold any equity securities during the quarter ended March 31, 2022 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

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

Date: December 23, 2022	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Shirley Cheng
Shirley Cheng, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

