Form 10-Q
period 2022-09-30
NETWORK CN INC
filed 2023-01-04
CIK 934796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

___________________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of December 30, 2022 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	20,749,018

2

PART I

FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.

CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.

CONSOLIDATED BALANCE SHEETS

	As of September 30, 2022	As of December 31, 2021
ASSETS	(Unaudited)
Current Assets
Cash	$2,657	$21,677
Accounts receivables	22,966	-
Prepaid expenses and other current assets, net	15,385	19,828
Total Current Assets	41,008	41,505

Equipment, Net	2,770	2,631

Right-of-use assets	66,069	75,522

TOTAL ASSETS	$109,847	$119,658

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	$2,498,835	$2,597,181
Lease liabilities	55,852	44,960
Short term loan	1,137,616	2,973,211
Total Current Liabilities	3,692,303	5,615,352

Non-Current Liabilities
Noncurrent portion of lease liabilities	2,216	30,561
1% convertible promissory note due 2025, net	645,000	645,000
1% convertible promissory note due 2027, net	2,154,398	-
Total Non- Current Liabilities	2,801,614	675,561

TOTAL LIABILITIES	6,493,917	6,290,913

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000,000 shares authorize Shares issued and outstanding: 20,749,018 and 20,749,018 as of September 30, 2022 and December 31, 2021, respectively	20,749	20,749
Additional paid-in capital	130,983,370	130,559,370
Accumulated deficit	(139,092,392)	(138,455,814)
Accumulated other comprehensive income	1,704,203	1,704,440
TOTAL STOCKHOLDERS’ DEFICIT	(6,384,070)	(6,171,255)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$109,847	$119,658

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

		For the Three Months Ended		For the Nine Months Ended
		September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
REVENUES
Advertising services		$22,534	$-	$22,534	$-
Revenue, Net		22,534	-	22,534	-

COST OF REVENUES
Cost of advertising services		(17,237)	-	(17,237)	-
		(17,237)	-	(17,237)	-

GROSS PROFIT		5,297	-	5,297	-

OPERATING EXPENSES
General and administrative		(111,755)	(72,702)	(397,146)	(209,859)
Stock based compensation for services		-	-	(24,000)	-
Total Operating Expenses		(111,755)	(72,702)	(421,146)	(209,859)

LOSS FROM OPERATIONS		(106,458)	(72,702)	(415,849)	(209,859)

OTHER INCOME
Interest income		-	-	2	-
Government Grant		718	-	2,769	-
Total Other Income		718	-	2,771	-

INTEREST AND OTHER DEBT-RELATED EXPENSES
Amortization of convertible promissory note		(17,862)	-	(54,398)	-
Interest expense		(53,214)	(129,971)	(169,102)	(389,878)
Total Interest and Other Debt–Related Expenses		(71,076)	(129,971)	(223,500)	(389,878)

NET LOSS BEFORE INCOME TAXES		(176,816)	(202,673)	(636,578)	(599,737)
Income taxes		-	-	-	-
NET LOSS		$(176,816)	$(202,673)	$(636,578)	$(599,737)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation gain/(loss)		(237)	60	(237)	248
Total other comprehensive loss		(237)	60	(237)	248

COMPREHENSIVE LOSS		$(177,053)	$(202,613)	$(636,815)	$(599,489)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	12	$(0.01)	$(0.02)	$(0.03)	$(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	12	21,018,190	8,774,263	21,018,190	8,774,263

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock		Additional Paid- In	Accumulated	Accumulated Other Comprehensive
	Share	Amount	Capital	Deficit	Income	Total
Balance as of January 1, 2021	8,774,263	$8,773	$124,209,441	$(133,695,748)	$1,704,239	$(7,773,295)
Translation adjustment	-	-	-	-	(17)	(17)
Net loss for the period	-	-	-	(195,633)	-	(195,633)
Balance as of March 31, 2021	8,774,263	$8,773	$124,209,441	$(133,891,381)	$1,704,222	$(7,968,945)
Translation adjustment	-	-	-	-	205	205
Net loss for the period	-	-	-	(201,431)	-	(201,431)
Balance as of June 30, 2021	8,774,263	$8,773	$124,209,441	$(134,092,812)	$1,704,427	$(8,170,171)
Translation adjustment	-	-	-	-	60	60
Net loss for the period	-	-	-	(202,673)	-	(202,673)
Balance as of September 30, 2021	8,774,263	8,773	124,209,441	(134,295,485)	1,704,487	(8,372,784)

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Share	Amount	Capital	Deficit	Income	Total
Balance as of January 1, 2022	20,749,018	20,749	130,559,370	(138,455,814)	1,704,440	(6,171,255)
Stock-based compensation for stock granted to directors for services	-	-	24,000	-	-	24,000
Beneficial conversion feature associated with convertible notes	-	-	400,000	-	-	400,000
Translation adjustment	-	-	-	-	-	-
Net loss for the period	-	-	-	(272,841)	-	(272,841)
Balance as of March 31, 2022	20,749,018	20,749	130,983,370	(138,728,655)	1,704,440	(6,020,096)
Translation adjustment	-	-	-	-	-	-
Net loss for the period	-	-	-	(186,921)	-	(186,921)
Balance as of June 30, 2022	20,749,018	20,749	130,983,370	(138,915,576)	1,704,440	(6,207,017)
Translation adjustment	-	-	-	-	(237)	(237)
Net loss for the period	-	-	-	(176,816)	-	(176,816)
Balance as of September 30, 2022	20,749,018	20,749	130,983,370	(139,092,392)	1,704,203	(6,384,070)

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(636,578)		$(599,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,392		154
Amortization of convertible notes discount	54,398		-
Stock issued for services	24,000		-

Changes in operating assets and liabilities:
Accounts receivables	(22,966)		-
Prepaid expenses and other current assets	4,443		-
Operating lease liabilities	(17,453)		-
Accounts payable, accrued expenses and other payables	396,654		279,248
Net cash used in operating activities	(187,110)		(320,335)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,078)		-
Net cash used in investing activities	(1,078)		-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement	-		320,513
Proceeds from short-term loan	169,405		-
Net cash provided by financing activities	169,405		320,513

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(237)		248

NET (DECREASE) INCREASE IN CASH	(19,020)		426

CASH, BEGINNING OF PERIOD	21,677		5,967

CASH, END OF PERIOD	$2,657		$6,393

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-		$-
Interest paid	$-		$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Settlement of short term loan by conversion to convertible note	2,005,000		--
Settlement of short term loan interest payable by conversion to convertible note	$495,000	$

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

Details of the Company’s principal subsidiaries and variable interest entities as of September 30, 2022, are described in Note 3 – Subsidiaries and Variable Interest Entities.

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

There has been no material adverse impact on the Company’s 2021 and 2022 results of operations to date. The effect of COVID-19 and related events, those not yet known or knowable, could have a negative effect on the stock price, business prospects, financial condition, and results of operations of the Company, including as a result of quarantines, market volatility, market downturns and business closures.

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

Recent development

Our Business in Ningbo

The Company explored new media project in Ningbo, China and decided to restart its business and expects that will improve the Company’s future financial performance. In April 2022, the Company has established a newly subsidiary, NCN (Ningbo) Culture Media Co., Ltd (“NCN Ningbo”), a wholly foreign-owned enterprise in Ningbo, China. The Company owns 100% of the established subsidiary company, NCN Ningbo. In August 2022, NCN Ningbo started its operation and acquired rights to operate advertising panels in Ningbo, China and sell advertising airtime to our customers directly.

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

Going Concern

The Company has experienced recurring net losses $176,816 and $202,673 for the three months ended September 30, 2022 and 2021 respectively, and $636,578 and $599,737 for the nine months ended September 30, 2022 and 2021 respectively. As of September 30, 2022, and December 31, 2021, the Company has stockholders’ deficit of $6,384,070 and $6,171,255, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The unaudited consolidated financial statements for the three months and nine months ended September 30, 2022 and 2021 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments or a description of the nature and amount of any adjustments other than normal recurring adjustments) have been made which are necessary for a fair presentation of financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

NOTE 3.	SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal subsidiaries and variable interest entities as of September 30, 2022 was as follows:

Name	Place of Incorporation	Ownership/Control interest attributable to the Company	Principal activities
NCN Group Limited	BVI	100%	Investment holding
NCN Media Services Limited	BVI	100%	Investment holding
Cityhorizon Limited	Hong Kong	100%	Investment holding
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
Crown Eagle Investment Limited	Hong Kong	100%	Investment holding
Crown Winner International Limited	Hong Kong	100%	Investment holding
NCN Group (Global) Limited	Hong Kong	100%	Investment holding
ChenXing (Beijing) Advertising Co., Ltd	PRC	100%	Investment holding
Ruibo (Shenzhen) Advertising Co., Ltd	PRC	100%	Investment holding
NCN (Ningbo) Culture Media Co., Ltd	PRC	100%	Provision of advertising services
NCN (Nanjing) Culture Co., Ltd	PRC	100%	Provision of advertising services
NCN (Beijing) Advertising Co., Ltd.	PRC	100%	Provision of advertising services
NCN Huamin Management Consultancy (Beijing) Company Limited (2)	PRC	100%	Dormant
Huizhong Lianhe Media Technology Co., Ltd. (2)	PRC	100%	Dormant
Beijing Huizhong Bona Media Advertising Co., Ltd.(2)	PRC	100% (1)	Dormant
Xingpin Shanghai Advertising Limited (3)	PRC	100% (1)	Dormant
Chuanghua Shanghai Advertising Limited (3)	PRC	100%	Dormant
Jiahe Shanghai Advertising Limited (2)	PRC	100%	Dormant

Remarks:

1)	Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.

Note:

2)	The subsidiary/variable interest entity ’s business license has been revoked.
3)	The subsidiary/variable interest entity was classified as abnormal operation business.

NOTE 4.	ACCOUNTS RECEIVABLE, NET

Accounts receivables, net as of September 30, 2022 and December 31, 2021 were as follows:

	As of September 30, 2022	As of December 31, 2021
Accounts receivable	$22,966	$-
Less: allowance for doubtful debts	-	-
Total	$22,966	$-

The Company recorded no allowance for doubtful debts for accounts receivable for the three and nine months ended September 30, 2022 and December 31, 2021.

NOTE 5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of September 30, 2022 and December 31, 2021 were as follows:

	As of September 30, 2022	As of December 31, 2021
Prepaid expenses	$15,385	$19,828
Less: allowance for doubtful debts	-	-
Total	$15,385	$19,828

The Company recorded no allowance for doubtful debts for prepaid expenses and other current assets as of September 30, 2022 and December 31, 2021.

NOTE 6.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of September 30, 2022 and December 31, 2021 were as follows:

	As of September 30, 2022	As of December 31, 2021
Accounts payable	$25,454	$-
Accrued staff benefit and related fees	2,081,696	1,943,544
Accrued professional fees	78,442	61,057
Accrued interest expenses	159,451	485,479
Other accrued expenses	53,301	6,610
Other payables	100,491	100,491
Total	$2,498,835	$2,597,181

NOTE 7.	SHORT-TERM LOANS

As of September 30, 2022 and December 31, 2021, the Company recorded an aggregated amount of $1,137,616 and $2,973,211 of short-term loans, respectively. Those loans were borrowed from a shareholder and an unrelated individual. Except for loan of $128,205 from an unrelated individual that are unsecured, bearing yearly interest of 1% and are repayable on demand, the remaining loans are unsecured, bear a monthly interest of 1.5% and are repayable on demand. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. On January 18, 2022, the Company issued convertible notes of US$2,500,000 which is for setting off against the short-term loans and interest payable. As of the date of this report, the balance of $1,137,616 have not yet been repaid.

The interest expenses of the short-term loans were $45,287 and $146,812 for the three and nine months ended September 30, 2022, respectively, while interest expenses amounted $128,345 and $385,036 for the three and nine months ended September 30, 2021, respectively.

NOTE 8.	CONVERTIBLE PROMISSORY NOTES AND WARRANTS

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

The following table details the accounting treatment of the convertible promissory notes:

	New 1% Convertible Promissory Notes, due in 2025	New 1% Convertible Promissory Notes, due in 2027	Total
Net carrying value of convertible promissory notes as of December 31, 2021	$645,000	$-	$645,000
Proceeds of new 1% convertible promissory note	-	2,500,000	2,500,000
Less: Allocated intrinsic value of beneficial conversion feature (Note a)	-	(400,000)	(400,000)
Add: Accumulated amortization of debt discount	-	54,398	54,398
Net carrying value of convertible promissory notes as of September 30, 2022	$645,000	$2,154,398	$2,799,398

Note:

(a)	At the time of issuance, the Company evaluated the intrinsic value of the beneficial conversion feature (“BCF”) associated with the conversion feature of the convertible promissory note. The BCF was recorded into additional paid-in capital. Additionally, the convertible promissory note was considered to have an embedded BCF because the effective conversion price was less than the fair value of the Company’s common stock on notes issuance date. The value of the BCF was recorded as a discount on the convertible promissory note. Hence, in connection with the issuance of the convertible promissory note, the Company recorded a total debt discount of $400,000 that will be amortized over the term of the Note using effective interest rate method.

Amortization of debt discount

The following table details the amortization of debt discount:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
New 1% convertible promissory notes, due in 2025	$-	$-	$-	$-
New 1% convertible promissory notes, due in 2027	17,862	-	54,398	-
Total	$17,862	$-	$54,398	$-

Interest Expense

The following table details the interest expenses:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
New 1% convertible promissory notes, due in 2025	$1,626	$1,608	$4,824	$4,860
New 1% convertible promissory notes, due in 2027	6,301	-	17,466	-
Total	$7,927	$1,608	$22,290	$4,860

NOTE 9.	LEASE LIABILITIES

On September 27, 2021, the Company entered into a lease agreement for office in Hong Kong with a two-year term, commencing on September 27, 2021 and expiring on September 26, 2023. In August 2022, the Company entered into rights agreement to acquire rights to operate the advertising panels.

The operating lease expense as of September 30, 2022 and December 31, 2021 were as follows:

	As of September 30, 2022	As of December 31, 2021
Operating lease cost – straight line	$45,009	$15,385

As of September 30, 2022, future minimum commitments under the Company’s non-cancellable operating lease, in accordance with ASC 842, are as follows:

Fiscal years ending September 30,	Operating leases
2022	$11,538
2023	45,224
2024	2,305
2025	-
Thereafter	-
Total undiscounted cash flows	59,067
Less: imputed interest	(999)
Present value of lease liabilities	$58,068

As of September 30, 2022 and December 31, 2021, the remaining weighted-average lease term was 1.16 years and 1.74 years, respectively and the weighted-average incremental borrowing rate used to determine the operating lease liabilities was 2.33%.

Supplementary cash flow information related to lease where the Company was the lessee for the nine months September 30, 2022 and 2021 was as follows:

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Operating cash outflows from operating lease	$(17,453)	$-

NOTE 10.	COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. As of September 30, 2022 and December 31, 2021, the Company’s management is of the opinion that there are no commitments and contingencies to account for.

NOTE 11.	STOCKHOLDERS’ DEFICIT

Stock, Options and Warrants Issued for Services

On December 30, 2021, the Board of Director granted an aggregate of 132,172 shares of common stock to the directors of the Company for their services rendered during the year 2021 and 2022. Each director was granted shares of the Company’s common stock and vested in 2021: Earnest Leung, 52,172 shares; Wong Wing Kong, 15,000 shares; and Shirley Cheng, 50,000 shares and Frederick Wong granted 15,000 shares and vested in 2022. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the three months ended September 30, 2022 and 2021 and recognized $24,000 and $nil of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the nine months ended September 30, 2022 and 2021, respectively.

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

Except as set forth below, during the three months and nine months ended September 30, 2022 and 2021, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

As of September 30, 2022 and December 2021, the Company recorded an aggregated amount of $1,009,411 and $2,845,005 of short-term loans from a shareholder that the loans are unsecured, bear a monthly interest of 1.5% and repayable on demand. However, according to the agreements, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the shareholder to extend the short-term loans on the due date. As of September 30, 2022 and December 2021, the Company recorded an interest payable recorded in accounts payable, accrued expenses and other payables of $121,073 and $470,315, respectively. The interest expenses of the short-term loans for the three months September 30, 2022 and 2021 amounted to $44,967 and $128,025, respectively. The interest expenses of the short-term loans for the nine months September 30, 2022 and 2021 amounted to $145,852 and $384,076, respectively .On January 18, 2022, the shareholder agreed to purchase the 1% Senior Unsecured Convertible Note Agreement from the Company and converted the short-term loan and interest payable to convertible note. As of the date of this report, except the loan and interest payable balance of $2,500,000 converted to convertible note, the remaining loans have not yet been repaid.

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

NOTE 13.	NET LOSS PER COMMON SHARE

Net loss per common share information for the three and six months ended September 30, 2022 and 2021 was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Numerator:
Net loss attributable to NCN common stockholders	$(176,816)	$(202,673)	$(636,578)	$(599,737)
Denominator:
Weighted average number of shares outstanding, basic	21,018,190	8,774,263	21,018,190	8,774,263
Effect of dilutive securities	-	-	-	-
Options and warrants	-	-	-	-
Weighted average number of shares outstanding, diluted	21,018,190	8,774,263	21,018,190	8,774,263

Net loss per common share – basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.07)

The diluted net loss per common share is the same as the basic net loss per common share for the three and nine months ended September 30, 2022 and 2021 as all potential common shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. There were no securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because of anti-dilutive effect for the three and nine months ended September 30, 2022 and 2021.

NOTE 14.	INCOME TAXES

Income is subject to taxation in various countries in which the Company and its subsidiaries operate or are incorporated. The loss before income taxes by geographical locations for the three and nine months ended September 30, 2022 and 2021 were summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
United States	$(60,258)	$(30,058)	$(219,082)	$(78,894)
Foreign	(116,558)	(172,615)	(417,496)	(520,753)
	$(176,816)	$(202,673)	$(636,578)	$(599,737)

Other than the United States, the Company is subject to taxation in Hong Kong and PRC. Under Hong Kong tax laws, deferred tax assets are recognized for tax loss carried forward to the extent that the realization of the related tax benefit through future taxable profits is probable. These tax losses do not expire under current Hong Kong tax legislation. Under PRC tax laws, tax losses may be carried forward for 5 years and no carry-back is allowed. At September 30, 2022, the Company does not have available tax losses in the Hong Kong and PRC to utilize for future taxable profits.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020.  There are several different provisions with the CARES Act that impact income taxes for corporations. The Company has evaluated the tax implications and believes these provisions did not have a material impact to the financial statements.

At September 30, 2022, the Company had an unused net operating loss carryforward of approximately $16,447,000 for income tax purposes. This net operating loss carryforward may result in future income tax benefits of approximately $3,537,450, which will expire on various from 2024 through 2037 as follows:

2024 to 2028	$2,279,147
2029 to 2033	892,375
2034 to 2037	217,937
Indefinitely	147,990
Effect of net operating loss carried forward	$3,537,450

The realization of net operating loss carryforward is uncertain at this time, a valuation allowance in the same amount has been established. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets of September 30, 2022 and December 31, 2021 are as follows:

	As of September 30, 2022	As of December 31, 2021
Deferred tax liabilities	$-	$-
Deferred tax assets:
Effect of net operating loss carried forward	3,537,450	3,496,482
Less: valuation allowance	(3,537,450)	(3,496,482)
Net deferred tax assets	$-	$-

Movement of valuation allowance:

	As of September 30, 2022	As of December 31, 2021
At the beginning of the period/year	$3,496,482	$3,443,596
Additions/(Deductions)	40,967	52,886
At the end of the period/year	$3,537,450	$3,496,482

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

There has been no material adverse impact on the Company’s 2021 and 2022 results of operations to date. The effect of COVID-19 and related events, those not yet known or knowable, could have a negative effect on the stock price, business prospects, financial condition, and results of operations of the Company, including as a result of quarantines, market volatility, market downturns and business closures.

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

Use of Terms

Except as otherwise indicated by the context, references in this report to:

●	“BVI” are references to the British Virgin Islands;
●	“China” and “PRC” are to the People’s Republic of China;
●	the “Company”, “NCN”, “we”, “us”, or “our”, are references to Network CN Inc., a Delaware corporation and its direct and indirect subsidiaries: NCN Group Limited, or NCN Group, a BVI limited company; NCN Media Services Limited, a BVI limited company; NCN Group Management Limited, or NCN Group Management, a Hong Kong limited company; Crown Winner International Limited, or Crown Winner, a Hong Kong Limited company, and its subsidiary, and its variable interest entity, Xingpin Shanghai Advertising Limited; Crown Eagle Investments Limited, or Crown Eagle, a Hong Kong limited company, and its subsidiary, Chenxing (Beijing) Advertising Limited, or Chenxing, a PRC limited company; NCN (Ningbo) Culture Media Co., Ltd, a PRC limited company; NCN (Nanjing) Culture Co., Ltd, a PRC limited; NCN (Beijing) Advertising Co., Ltd, a PRC limited; NCN Group (Global) Limited, or NCN (Global), a Hong Kong limited company, and its subsidiary, Ruibo (Shenzhen) Advertising Limited or Ruibo, a PRC limited company; Cityhorizon Limited, or Cityhorizon Hong Kong, a Hong Kong limited company, and its subsidiary, Huizhong Lianhe Media Technology Co., Ltd., or Lianhe, a PRC limited company; Chuanghua Shanghai advertising Limited, a PRC limited company; NCN Huamin Management Consultancy (Beijing) Company Limited, or NCN Huamin, a PRC limited company; and the Company’s variable interest entity, Beijing Huizhong Bona Media Advertising Co., Ltd., or Bona, a PRC limited company;

●	“NCN Management Services” are references to NCN Management Services Limited, a BVI limited company;
●	“RMB” are to the Renminbi, the legal currency of China;
●	the “Securities Act” are to the Securities Act of 1933, as amended; and the “Exchange Act” are to the Securities Exchange Act of 1934, as amended; and
●	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States.

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

Recent development

Our Business in Ningbo

The Company explored new media project in Ningbo, China and decided to restart its business and expects that will improve the Company’s future financial performance. In April 2022, the Company has established a newly subsidiary, NCN (Ningbo) Culture Media Co., Ltd (“NCN Ningbo”), a wholly foreign-owned enterprise in Ningbo, China. The Company owns 100% of the established subsidiary company, NCN Ningbo. In August 2022, NCN Ningbo started its operation and acquired rights to operate advertising panels in Ningbo, China and sell advertising airtime to our customers directly.

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

Comparison of Three Months Ended September 30, 2022 and September 30, 2021

Revenues. Our revenues consist primarily of income from out-of-home advertising panels. We recognize revenue in the period when advertisements are either aired or published. Revenues for the three months ended September 30, 2022 was $22,534, as compared to $nil for the prior year, The increase was attributed to the start of business in Ningbo, China in August 2022.

Cost of Revenues. Cost of revenues primarily consists of fees to obtain rights to operate advertising panels. Cost of revenues for the three months ended September 30, 2022 was $17,237 as compared to $nil for the prior year, The increase was attributed to the start of business in Ningbo, China in August 2022.

General and Administrative Expenses – General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, employee bonuses and other staff welfare and benefits, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses). General and administrative expenses for the three months ended September 30, 2022 increased by 54% to $111,755, as compared to $72,702 for the corresponding prior year period. The increase in general and administrative expenses was mainly due to the increase in salary, audit fee and office expenses such as rent.

Other income – Other income for the three months ended September 30, 2022 was $718 was due from government grant received.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the three months ended September 30, 2022 was decreased by 83% to $71,076, as compared to $129,971 for the corresponding prior year period. The decrease was due from the conversion of short term loan to convertible note.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended September 30, 2022 and 2021, because the Company and all of its subsidiaries and variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $176,816 for the three months ended September 30, 2022, a decrease of 13%, as compared to a net loss of $202,673 for the corresponding prior year period.

Comparison of Nine Months Ended September 30, 2022 and September 30, 2021

Revenues. Our revenues consist primarily of income from out-of-home advertising panels. We recognize revenue in the period when advertisements are either aired or published. Revenues for the nine months ended September 30, 2022 was $22,534, as compared to $nil for the prior year, The increase was attributed to the start of business in Ningbo, China in August 2022.

Cost of Revenues. Cost of revenues primarily consists of fees to obtain rights to operate advertising panels. Cost of revenues for the nine months ended September 30, 2022 was $17,237 as compared to $nil for the prior year, The increase was attributed to the start of business in Ningbo, China in August 2022.

General and Administrative Expenses – General and administrative expenses for the nine months ended September 30, 2022 increased by 89% to $397,146, compared to $209,859 for the corresponding prior year period. The increase in general and administrative expenses was mainly due to increase of salaries, shares granted to director and office expenses.

Other income – Other income for the nine months ended September 30, 2022 was $2,771 was due from government grant received.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the nine months ended September 30, 2022 decreased to $223,500, or by 43%, compared to $389,878 for the corresponding prior year period. . The decrease was mainly due from the conversion of short term loan to convertible promissory note in early 2022.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the nine months ended September 30, 2022 and 2021 as the Company and all of its subsidiaries and its variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $636,578 for the nine months ended September 30, 2022, compared to of $599,737 for the corresponding prior year period. The result was mainly driven by the increase in general and administrative expenses

Liquidity and Capital Resources

As of September 30, 2022, we had cash of $2,657, as compared to $21,677 as of December 31, 2021, an insignificant increase of $19,020. The decrease was due to payment of expenses.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Net cash used in operating activities	$(187,110)	$(320,335)
Net cash used in investing activities	(1,078)	-
Net cash provided by financing activities	169,405	320,513
Effect of exchange rate changes on cash	(237)	248
Net increase in cash	(19,020)	426
Cash, beginning of period	21,677	5,967
Cash, end of period	$2,657	$6,393

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $187,110, as compared to net cash provided by operating activities amounting to $320,335 for the corresponding prior year period. This was mainly attributable to increase in payments for expenses during the nine months ended September 30, 2022.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 and 2021 was $1,078 and $nil.

Financing Activities

Net cash provided by financing activities was $169,405 for the nine months ended September 30, 2022, as compared to $320,513 for the corresponding prior year period. The decrease was mainly due to proceeds from short term loan during the nine months ended September 30, 2022 as compared to 2021.

Short-term Loan

As of September 30, 2022, the Company recorded an aggregated amount of $1,137,616 short-term loans. Those loans were borrowed from unrelated individuals. Those loans with an aggregate amount of $1,009,411 are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month and loan with an aggregate amount of $128,205 is unsecured, bear a yearly interest of 1% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. Up to the date of this report, those loans have not yet been repaid.

Capital Expenditures

Net cash used in investing activities for the nine months ended September 30, 2022 was $1,078 from the purchase of office equipment.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of September 30, 2022:

	Payments due by period
	Total	Due in 2022	Due in 2023–2024	Due in 2025-2026	Thereafter
Debt Obligations (a)	$645,000	$-	$-	$645,000	$-
Debt Obligations (a)	2,500,000	-	-	-	2,500,000
Short Term Loan (b)	1,137,616	1,137,616	-	-	-

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

(b) Short Term Loan. We have entered into short-term loan agreements with unrelated individuals. Those loans with an aggregate amount of $1,009,411 are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month and loan with an aggregate amount of $128,205 is unsecured, bear a yearly interest of 1% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. Up to the date of this report, those loans have not yet been repaid.

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2022, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

We have not sold any equity securities during the quarter ended September 30, 2022 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *	Financial statements and footnotes of Network CN Inc. for the fiscal quarter ended September 30, 2022, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T (furnished herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: January 4, 2023	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Shirley Cheng
Shirley Cheng, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

