Form 10-K
period 2022-12-31
NETWORK CN INC
filed 2023-04-13
CIK 934796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

+ (852) 9625-0097

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock	NWCN	OTC

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

As of June 30, 2022, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $6,380,000.

The number of shares outstanding of each of the issuer’s classes of common stock, as of April 13, 2023 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	21,355,899

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

USE OF TERMS

Except as otherwise indicated by the context, references in this annual report to:

●	“BVI” are references to the British Virgin Islands;

●	“China” and “PRC” are to the People’s Republic of China;

●	the “Company”, “NCN”, “we”, “us”, or “our”, are references to Network CN Inc., a Delaware corporation and its direct and indirect subsidiaries: NCN Group Limited, or NCN Group, a BVI limited company; NCN Media Services Limited, a BVI limited company; NCN Group Management Limited, or NCN Group Management, a Hong Kong limited company; NCN Group (Global) Limited, or NCN Global, a Hong Kong Limited company and its subsidiaries; Crown Winner International Limited, or Crown Winner, a Hong Kong Limited company and its subsidiaries; Crown Eagle Investments Limited, a Hong Kong limited company; Cityhorizon Limited, or Cityhorizon Hong Kong, a Hong Kong limited company, and its subsidiary;

●	“RMB” are to the Renminbi, the legal currency of China;

●	the “Securities Act” are to the Securities Act of 1933, as amended; and the “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States.

PART I

ITEM 1.	BUSINESS

Overview of Our Business

Our mission is to become a leader in advertising media and actively serve brand customers. Our service is to provide our brand customers with integrated intelligent marketing solutions based on big data. We are committed to actively developing a new core retail channel “Community Channel" in the advertising field and strive to continue to develop this core to the whole of China in the future of each large and small community that makes us a leader in the core of the advertising industry.

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

Recent Developments

Our Business in Chengdu and Tianjin

The Company actively developing its advertising network and explored new media project in Chengdu and Tianjin, China. The Company has established two newly subsidiaries, NCN (Chengdu) Culture Media Co., Ltd, (“NCN Chengdu”) and NCN (Tianjin) Culture Co., Ltd (“NCN Tianjin”), a wholly foreign-owned enterprise in Chengdu and Tianjin, China. The Company owns 100% of the established subsidiary companies. In January 2023, NCN Chengdu and Tianjin started its operation and acquired rights to operate advertising panels in Chengdu and Tianjin. On January 1, 2023, NCN Chengdu and NCN Tianjin entered into employment contracts which the employees agreed to bring in the advertising rights in Chengdu and Tianjin to the Company.

Our Business in Ningbo

The Company explored new media project in Ningbo, China and decided to restart its business and expects that will improve the Company’s future financial performance. In April 2022, the Company has established a newly subsidiary, NCN (Ningbo) Culture Media Co., Ltd (“NCN Ningbo”), a wholly foreign-owned enterprise in Ningbo, China. The Company owns 100% of the established subsidiary company, NCN Ningbo. In August 2022, NCN Ningbo started its operation and acquired rights to operate advertising panels in Ningbo, China and sell advertising airtime to our customers directly. On February 1, 2023, the Company agreed to issue 606,881 restricted shares of the Company’s common stock to the employee, Chen Zhu. On October 1, 2022, NCN Ningbo entered into an employment contract with Chen Zhu (“the employee”) under which the employee agreed to bring in the advertising rights in Ningbo to the Company and the Company will reward him for 606,881 shares of the Company’s common stock. Pursuant to the terms of employment contract, if the employee can achieve the annual sales and profit before tax goal in 2023 and 2024, the Company will issue bonus shares of 303,441 and 303,441 restricted shares of the Company’s common stock to the employee, respectively.

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

Authorized capital

On April 28, 2020, the Board of Directors and Majority of stockholders of the Company approved to increase the total number of authorized shares of Common Stock from 26,666,667 to 100,000,000,000. On October 11, 2021, we filed a Certificate of Amendment to our Certificate of Incorporation with the Delaware Secretary of State to increase our authorized shares of common stock from 26,666,667 to 100,000,000,000 and the increase had approved by Delaware secretary of state on April 5, 2022. On March 22, 2023, the Board of Directors and Majority of stockholders of the Company approved to decrease the total number of authorized shares of Common Stock from 100,000,000,000 to 100,000,000.

Corporate Structure

The following chart reflects our organization structure as of the date of this annual report:

Network CN Inc. ("NWCN")
(Delaware, U.S.A.)
Type 1 Co
Director: 1) Earnest Leung
2) Shirley Cheng
3) Frederick Wong
NCN Group Limited ("NCN Group")
(100%) (BVI)
Type 1 Co
Director: 1) Earnest Leung
2) Shirley Cheng
NCN Media Services Limited
(100%) (BVI)
Type 1 Co
Director: 1) Earnest Leung
2) Shirley Cheng
NCN Group Management Limited
(100%) (HK)
Type 2 Co
Director: Earnest Leung
NCN Huamin Management
Consultancy (Beijing) Company Limited
("NCN Huamin") (100%) (The PRC)
Type 3 Co
Director: Chan Yuen Fan
Crown Winner International Limited
(100%) (HK)
Type 1 Co
Director: Earnest Leung
Cityhorizon Limited
("Cityhorizon Hong Kong")
(100%) (HK)
Type 1 Co
Director: Earnest Leung
Crown Eagle Investments Limited
(100%) (HK)
Type 3 Co
Director: Earnest Leung
NCN Group (Global) Limited
(100%) (HK)
Type 3 Co
Director: Earnest Leung
Jiahe Shanghai Advertising Limited
("Jiahe") (100%)
(The PRC) Type 3 Co
Director: Tian Hai Bin
Registered Capital: $10 thousand
Changhua Shanghai Advertising Limited
("Changhua") (100%)
(The PRC) Type 3 Co
Director: 1) Tian Hai Bin
2) Tian Hai Yan
3) Li Ting
Registered Capital: $1,000,000
Xingpin Shanghai Advertising Limited
("Xingpin")
(VIE-100% Indirect <See a>)
(The PRC) Type 3 Co
Shareholder: Tian Hai Bin (100%)
Director: Tian Hai Bin
Registered Capital: ¥ 300,000.00
Huizhong Lianhe Media
Technology Co., Ltd ("Lianhe")
(100%) (The PRC)
Type 3 Co
Director: 1) Earnest Leung
2) Au Hon Ming
3) Zhu Jin Rong
ChenXing (Beijing)
Advertising Co., Ltd ("ChenXing")
(100%) (The PRC)
Type 1 Co
Director: Tay, Michelle Wen Ci
Registered Capital: $1,000,000
Ruibo (Shenzhen)
Advertising Co., Ltd ("Ruibo")
(100%) (The PRC)
Type 1 Co
Director: Tay, Michelle Wen Ci
Registered Capital: $1,000,000
Beijing Hizhong Bona Media
Advertising Co., Ltd ("Bona")
(VIE-100% Indirect <See b>)
(The PRC) Type 3 Co
Director: Lam Chi Ying
Shareholder: 1) Hao Da Yong (50%)
2) Shen Xiao Zhou (50%)
NCN (Ningbo) Culture
Media Co., Ltd.
(100%) (The PRC)
Type 4 Co
Director: Tay, Michelle Wen Ci
Registered Capital: ¥5,000,000
NCN (Nanjing) Culture Co., Ltd.
(100%) (The PRC)
Type 4 Co
Director: Tay, Michelle Wen Ci
Registered Capital: ¥5,000,000
NCN (Beijing) Advertising Co., Ltd.
(100%) (The PRC)
Type 4 Co
Director: Tay, Michelle Wen Ci
Registered Capital: ¥5,000,000
NCN (Tianjin) Culture Co., Ltd.
(100%) (The PRC)
Type 4 Co
Director: Qi, Hao
Registered Capital: ¥5,000,000
NCN (Chengdu) Culture
Media Co., Ltd.
Type 4 Co
(100%) (The PRC)
Director: Yang, Wuqiang
Registered Capital: ¥5,000,000
Remark: Type 1 Co: Investment Holding
Type 2 Co: Provision of administrative and management services
Type 3 Co: Dormant
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

Our corporate headquarters are located at Unit 705B, 7th Floor, New East Ocean Centre, 9 Science Museum Road, TST, KLN, Hong Kong, Special Administrative Region of the People’s Republic of China. Our telephone number is + (852) 9625-0097. We maintain a website at www.ncnmedia.com that links to our electronic SEC filings and contains information about our subsidiaries which is not a part of this report.  All the above documents are available free of charge on our website as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Our Services

We secured advertising rights of the advertising panels including lightboxes and mega size billboards and we will sell the airtime to our customers. During the fiscal year ended December 31, 2022 and 2021, our advertising revenue was $106,498 and $nil, respectively.

Our Suppliers

In some of our past media projects, we are responsible for installing advertising panels and billboards. We design the shape of our advertising panels and billboards according to the terms approved in the relevant PRC governmental documents. We identify suppliers of component parts used in our advertising panels and contract assembly of our advertising panels to third-party contract assemblers who assemble our advertising panels according to our specification. We select component suppliers based on price and quality. During the fiscal years ended December 31, 2022 and 2021, we did not install any advertising panels and billboards. We secured advertising rights contracts were signed in 2022 with around 160 advertising panels.

Our Customers

Our customers include international and domestic brand name customers. During the fiscal year ended December 31, 2022, we had five customers.

Sales and Marketing

No sales and marketing expense has been incurred for the fiscal years 2022 and 2021.

Our Intellectual Property

As of April 13, 2023, we do not have any registered trademarks, copyrights, licenses or patent rights.

Our Research and Development

No material costs have been incurred on research and development activities for the fiscal years 2022 and 2021. We do not expect to incur significant research and development costs in the coming future.

Employees

As of December 31, 2022, the Company and its subsidiaries and variable interest entities had eight employees at our office located at Hong Kong and PRC, all of which are full-time employees.

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

We maintain our head office in Hong Kong at Unit 705B, 7th Floor, New East Ocean Centre, 9 Science Museum Road, TST, KLN, Hong Kong. We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

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

Market for Our Common Stock

Since August 1, 2006, our common stock has been quoted on the Over-the-Counter Bulletin Board, or OTCBB, maintained by the Financial Industry Regulatory Authority (“FINRA”), under the symbol “NWCN.” From February 2011 to February 2012, our common stock, along with the securities of over 600 other issuers, was transferred from the OTCQB automated quotation system to the OTC Pink, which is part of the OTC Market Group's quotation system, due to the quotation inactivity by our market makers. On January 21,2022, the Company announced that had has received approval from OTC Markets Group for its securities to be designated as trading on the OTCQB Venture Market Exchange as of January 21 ,2022, under the OTCQB ticker symbol OTCQB: NWCN. From July 2022 January 2023, our common stock was transferred to the OTC Expert Market and in January 2023, our common stock resumed quotation on the OTC PINK.

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

On April 28, 2020, the Board of Directors and Majority of stockholders of the Company approved to increase the total number of authorized shares of Common Stock from 26,666,667 to 100,000,000,000. On October 11, 2021, we filed a Certificate of Amendment to our Certificate of Incorporation with the Delaware Secretary of State to increase our authorized shares of common stock from 26,666,667 to 100,000,000,000 and the increase had approved by Delaware secretary of state on April 5, 2022. On March 22, 2023, the Board of Directors and Majority of stockholders of the Company approved to decrease the total number of authorized shares of Common Stock from 100,000,000,000 to 100,000,000.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Prices (1)
	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2022:
Fourth Quarter	$0.55	$0.55
Third Quarter	$1.55	$0.55
Second Quarter	$1.69	$0.72
First Quarter	$1.69	$0.67

FISCAL YEAR ENDED DECEMBER 31, 2021:
Fourth Quarter	$2.60	$1.58
Third Quarter	$3.30	$0.20
Second Quarter	$0.75	$0.15
First Quarter	$1.72	$0.68

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.otcmarket.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of April 13, 2023, the Company had approximately 200 stockholders of record and 21,355,899 shares of common stock were issued and outstanding. Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Our subsidiaries in the PRC may pay dividends to us through our Hong Kong subsidiaries, NCN Group (Global) Limited. Current PRC regulations only allow our subsidiaries to pay dividends to us out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. Also in accordance with its articles of association, each of our subsidiaries in the PRC is required to allocate to its enterprise development reserve at least 10% of its respective after-tax profits determined in accordance with the PRC accounting standards and regulations. Each of our subsidiaries in the PRC may stop allocations to its general reserve if such reserve has reached 50% of its registered capital. Allocations to the reserve can only be used for making up losses and other specified purposes and may not be paid to us in forms of loans, advances, or cash dividends. Dividends paid by our PRC subsidiaries to NCN Group (Global) Limited, our Hong Kong subsidiaries, will not be subject to Hong Kong capital gains or other income tax under current Hong Kong laws and regulations because they will not be deemed to be assessable income derived from or arising in Hong Kong.

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

Our board of directors has discretion on whether to pay dividends unless the distribution would render us unable to repay our debts as they become due. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant. For instance, the terms of the outstanding promissory notes issued contain restrictions on the payment of dividends. The dividend restrictions provide that the Company or any of its subsidiaries shall not declare or pay dividends or other distributions in respect of the equity securities of such entity other than dividends or distributions of cash which amounts during any 12-month period that exceed ten percent (10%) of the consolidated net income of the Company based on the Company’s most recent audited financial statements disclosed in the Company’s annual report on Form 10-K (or equivalent form) filed with the U.S. Securities and Exchange Commission.

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

Purchases of Our Equity Securities

No repurchases of our common stock were made during our fiscal year ended December 31, 2022.

ITEM 6.	RESERVED

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Our Business

Our mission is to become a leader in advertising media and actively serve brand customers. Our service is to provide our brand customers with integrated intelligent marketing solutions based on big data. We are committed to actively developing a new core retail channel “Community Channel" in the Chinese advertising field and strive to continue to develop this core to the whole of China in the future of each large and small community that makes us a leader in the core of the advertising industry.

Total advertising revenue for the years ended December 31, 2022 and 2021 was $106,498 and $nil, respectively. Our net loss profit was $925,278 and $1,215,636 for the years ended December 31, 2022 and 2021 respectively. The Company will continually explore new media projects in order to provide a wider range of media and advertising services.

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

Recent Developments

Our Business in Chengdu and Tianjin

The Company actively developing its advertising network and explored new media project in Chengdu and Tianjin, China. The Company has established two newly subsidiaries, NCN (Chengdu) Culture Media Co., Ltd, (“NCN Chengdu”) and NCN (Tianjin) Culture Co., Ltd (“NCN Tianjin”), a wholly foreign-owned enterprise in Chengdu and Tianjin, China. The Company owns 100% of the established subsidiary companies. In January 2023, NCN Chengdu and Tianjin started its operation and acquired rights to operate advertising panels in Chengdu and Tianjin. On January 1, 2023, NCN Chengdu and NCN Tianjin entered into employment contracts which the employees agreed to bring in the advertising rights in Chengdu and Tianjin to the Company.

Our Business in Ningbo

The Company explored new media project in Ningbo, China and decided to restart its business and expects that will improve the Company’s future financial performance. In April 2022, the Company has established a newly subsidiary, NCN (Ningbo) Culture Media Co., Ltd (“NCN Ningbo”), a wholly foreign-owned enterprise in Ningbo, China. The Company owns 100% of the established subsidiary company, NCN Ningbo. In August 2022, NCN Ningbo started its operation and acquired rights to operate advertising panels in Ningbo, China and sell advertising airtime to our customers directly. On February 1, 2023, the Company agreed to issue 606,881 restricted shares of the Company’s common stock to the employee, Chen Zhu. On October 1, 2022, NCN Ningbo entered into an employment contract with Chen Zhu (“the employee”) under which the employee agreed to bring in the advertising rights in Ningbo to the Company and the Company will reward him for 606,881 shares of the Company’s common stock. Pursuant to the terms of employment contract, if the employee can achieve the annual sales and profit before tax goal in 2023 and 2024, the Company will issue bonus shares of 303,441 and 303,441 restricted shares of the Company’s common stock to the employee, respectively.

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

Authorized capital

On April 28, 2020, the Board of Directors and Majority of stockholders of the Company approved to increase the total number of authorized shares of Common Stock from 26,666,667 to 100,000,000,000. On October 11, 2021, we filed a Certificate of Amendment to our Certificate of Incorporation with the Delaware Secretary of State to increase our authorized shares of common stock from 26,666,667 to 100,000,000,000 and the increase had approved by Delaware secretary of state on April 5, 2022. On March 22, 2023, the Board of Directors and Majority of stockholders of the Company approved to decrease the total number of authorized shares of Common Stock from 100,000,000,000 to 100,000,000.

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021.

Revenues. Our revenues consist primarily of income from out-of-home advertising panels. We recognize revenue in the period when advertisements are either aired or published. Revenues for the year ended December 31, 2022 was $106,498, as compared to $nil for the prior year, the increase was attributed to the start of business in Ningbo, China in August 2022.

Cost of Revenues. Cost of revenues primarily consists of fees to obtain rights to operate advertising panels. Cost of revenues for the year ended December 31, 2022 was $82,898 as compared to $nil for the prior year, the increase was attributed to the start of business in Ningbo, China in August 2022.

Gross Profit. Our gross profit for the year ended December 31, 2022 was $23,600 compared to $nil for 2021.

General and Administrative Expenses. General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, rental expenses, depreciation, fees for professional services, travel expenses and miscellaneous office expenses. General and administrative expenses for the year ended December 31, 2022 increased by 31.9% to $631,938 compared to $479,018 for the year ended December 31, 2021. The increase in general and administrative expenses was mainly due to the increase in franchise tax, salary, audit fee and office expenses such as rent.

Stock Based Compensation for services – Stock Based Compensation for services for the year ended December 31, 2022 was $24,000, compared to $217,475 for the year ended December 31, 2021. The decrease was mainly due to no stock granted to directors in 2022.

Gain from Write-off of Long Aged Payables – Gain from write-off of long-aged payables for the year ended December 31, 2022 was $nil, compared to $708 for the year ended December 31, 2021. We believe the obligation for future settlement for such long-aged payables is remote and therefore wrote them off.

Government Grant – Government Grant for the year ended December 31, 2022 was $3,286, compared to $nil for the year ended December 31, 2021. Government grants mainly represent amounts granted by Hong Kong government for subsidize the salary.

Interest and Other Debt-Related Expenses. Interest and other debt-related expenses for the year ended December 31, 2022 decreased to $296,230 or by 43.02%, compared to $519,851 for the year ended December 31, 2021. The decrease was due from the conversion of short term loan to convertible note.

Income Taxes. The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded for the years ended December 31, 2022 and 2021 as the Company and all of its subsidiaries and variable interest entities operated at a tax loss in fiscal 2022 and 2021.

Net Loss. The Company incurred a net loss of $925,278 for the year ended December 31, 2022 and $1,215,636 for the year ended December 31, 2021, a decrease of 31.48%. The decrease in net loss was primarily due to decrease in interest expenses which was due from the conversion of short term loan to convertible note.

Liquidity and Capital Resources

Cash Flows

As of December 31, 2022, current assets were $103,216 and current liabilities were $3,972,398. Cash as of December 31, 2022 was $20,351 compared to $21,677 as of December 31, 2021, a decrease of $1,326. This was mainly attributable to the increase in payments for expenses during the year ended December 31, 2022.

The following table sets forth a summary of our cash flows for the Years Ended December 31:

	2022	2021
Net cash used in operating activities	$(198,403)	$(441,146)
Net cash used in investing activities	(1,078)	(2,422)
Net cash provided by financing activities	197,161	459,077
Effect of exchange rate changes on cash	994	201
Net (decrease) / increase in cash	(1,326)	15,710
Cash at the beginning of year	21,677	5,967
Cash at the end of year	$20,351	$21,677

Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 was $198,403, as compared with $441,146 for the year ended December 31, 2021, a reduction of $242,743. The decrease in net cash used in operating activities was mainly attributable to the increase of payment to administrative service providers and utilization of prior year’s prepayment.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2022 and 2021 was $1,078 and $2,422, respectively, for the purchases of computers.

Financing Activities

Net cash provided by financing activities was $197,161 for the year ended December 31, 2022, as compared with $459,077 for the year ended December 31, 2021. The decrease was mainly due to the decrease in proceeds from private placement financing our operations and offset by increase in proceeds from short-term loans.

Short-term Loans

As of December 31, 2022 and 2021, the Company recorded an aggregated amount of $1,165,372 and $2,973,211 of short-term loans, respectively. Those loans were borrowed from a shareholder and an unrelated individual. Except for the loan of $128,205 from an unrelated individual that are unsecured, bearing yearly interest of 1% and are repayable on demand, the remaining loans are unsecured, bear a monthly interest of 1.5% and are repayable on demand. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. On January 18, 2022, the Company issued convertible notes of US$2,500,000 which is for setting off against the short-term loans and interest payable. As of the date of this report, the balance of $1,165,372 have not yet been repaid.

Capital Expenditures

The Company acquired of assets $1,078 and $2,422 during the year ended December 31, 2022 and 2021 respectively.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of December 31, 2022:

	Payments due by period
	Total	Due in 2023	Due in 2024 – 2025	Due in 2026-2027	Thereafter
Debt Obligations (a)	$645,000	$-	$645,000	$-	$-
Debt Obligations (a)	$2,500,000	$-	$-	$2,500,000	-
Short Term Loan (b)	$1,165,372	$1,165,372	$-	$-	$-

(a) Debt Obligations. We issued an aggregate of $645,000 in 1% Convertible Promissory Notes in January 2020 and such 1% Convertible Promissory Notes matured in January 2025 and we issued an aggregate of $2,500,000 in 1% Convertible Promissory Notes in January 2022 and such 1% Convertible Promissory Notes matured in January 2027. For details, please refer to Note 11 of the consolidated financial statements.

(b) Short Term Loan Those loans were borrowed from a shareholder and an unrelated individual. Except for loan of $128,205 from an unrelated individual that are unsecured, bearing yearly interest of 1% and are repayable on demand, the remaining loans are unsecured, bear a monthly interest of 1.5% and are repayable on demand. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. On January 18, 2022, the Company issued convertible notes of US$2,500,000 which is for setting off against the short-term loans and interest payable. As of the date of this report, the balance of $1,165,372 have not yet been repaid.

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

(D) Cash

Cash includes cash on hand, cash accounts, and interest-bearing savings accounts placed with banks and financial institutions. For the purposes of the statements of cash flow, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents balance as of December 31, 2022 and December 31, 2021.

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

(G) Intangible Assets

Intangible assets mainly acquired through purchased intangible assets. Purchased intangible assets are initially recognized and measured at cost. The useful lives of intangible assets are assessed to be either finite or indefinite. Intangible assets with finite lives are subsequently amortized over their useful economic life and assessed for impairment whenever there is an indication that the intangible asset may be impaired.

Identifiable intangible assets that have determinable lives continue to be amortized over their estimated useful lives using the straight-line method as follows:

Advertising rights fee contracts	3 years

(H) Accounts Receivable Net of Allowance for Expected Credit Losses

Accounts receivable primarily represents revenue recognized that was not invoiced at the balance sheet date and is primarily billed and collected in the following month. Trade accounts receivable are carried at the original invoiced amount less an estimated allowance for expected credit losses based on the probability of future collection. Management determines the adequacy of the allowance based on historical loss patterns, the number of days that customer invoices are past due, reasonable and supportable forecasts of future economic conditions to inform adjustments over historical loss data, and an evaluation of the potential risk of loss associated with specific accounts. When management becomes aware of circumstances that may further decrease the likelihood of collection, it records a specific allowance against amounts due, which reduces the receivable to the amount that management reasonably believes will be collected. The Company records changes in the estimate to the allowance for expected credit losses through provision for expected credit losses and reverses the allowance after the potential for recovery is considered remote.

(I) Leases

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

(J) Convertible Promissory Notes and Warrants

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

(K) Revenue Recognition

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

(M) Income Taxes

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

(P) Foreign Currency Translation

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

(Q) Fair Value of Financial Instruments

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as of December 31, 2022, in accordance with Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on and as a result of this evaluation, our Chief Executive Officer and our Chief Financial Officer have determined that as of the end of the period covered by this annual report, our disclosure controls and procedures were not effective as a result of the material weaknesses in its internal control over financial reporting that existed as of such date as discussed below.

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

Our management, with the participation and under the supervision of our Chief Executive Officer, Earnest Leung and our Chief Financial Officer, Shirley Cheng, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, Dr. Leung and Ms. Cheng determined that our internal control over financial reporting was effective as of December 31, 2022.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during fiscal 2022, all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements.

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

The stockholder recommendation and information described above must be sent to the Corporate Secretary at Network CN Inc., Unit 705B, 7th Floor, New East Ocean Centre, 9 Science Museum Road, TST, KLN, Hong Kong. For a candidate to be considered for nomination by the Nominating Committee at an annual meeting, a stockholder recommendation must be received not less than 120 days prior to the anniversary date of the Company’s most recent annual meeting of stockholders.

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

Persons Covered

As of December 31, 2022, there were only two Executive Officers including Chief Executive Officer and Chief Financial Officer in the Company. The Company’s Chief Executive Officer and Chief Financial Officer during fiscal year 2022 and the Company’s executive officer as of December 31, 2022, or the Named Executive Officers are set forth below:

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

Elements of Compensation

The executive compensation for (i) the Company’s Chief Executive Officer and Chief Financial Officer and (ii) the Company’s compensated executive officer who were serving as executive officers (collectively “Named Executive Officers”) for fiscal year 2022 primarily consisted of base salary, long term incentive equity compensation, income tax reimbursement, and other compensation and benefit programs generally available to other employees,

Base Salary. The Board establishes base salaries for the Company’s Named Executive Officers based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies in the Company’s peer group for similar positions. Generally, the Board believes that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions and with similar responsibilities at comparable companies in line with our compensation philosophy.

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

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid during fiscal years 2022 and 2021, to the Named Executive Officers:

Name and Principal Position	Year	(1) Salary ($)	(2) Bonus ($)	(3) Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(4) All Other Compensation ($)	Total ($)
Earnest Leung, Chief Executive Officer and Director	2022	-	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-	-

Shirley Cheng Chief Financial Officer and Corporate Secretary	2022	53,846	-	-	-	-	-	2,308	56,154
	2021	13,462	-	-	-	-	-	577	14,039

______

(1)	The Company withheld 12 months’ salary totaled HK$720,000 (approximately $92,308) to Dr. Earnest Leung during the fiscal years ended December 31, 2022 and 2021 respectively. As of December 31, 2022 and 2021, the accrued salary to Dr. Leung was $1,009,828 and $917,520, respectively.

(2)	No bonus was paid to the Named Executive Officers in fiscal 2022 and 2021.

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

The aggregate number of stock awards vested to each of the Named Executive Officers for his/her service rendered in each fiscal period was summarized as follows:

Named Executive Officer	2022	2021
Earnest Leung	-	-
Shirley Cheng	-	-

As of December 31, 2022, all the above stocks were issued to each of Named Executive Officers.

(4)

All other compensation only represents the followings:

(a) A monthly contribution paid by the Company into a mandatory provident fund for the benefit of each of the Named Executive Officers;

(b) Monthly cash allowance of HK$40,000 (approximately $5,128) paid to Dr. Earnest Leung. The Company withheld 12 months’ totaled HK$480,000 cash allowance payment for Dr. Leung during the fiscal years ended December 31, 2022 and 2021; As of December 31, 2022 and 2021, the accrued cash allowance to Dr. Leung was $556,619 and $495,083 respectively; and

(c) Income tax reimbursement paid to Dr. Earnest Leung during each fiscal year. As of December 31, 2022, the accrued income tax reimbursement to Dr. Leung and Ms. Cheng was $180,644 and $nil respectively.

There is no item that is not a perquisite or personal benefit (such as tax reimbursements and contributions to the mandatory provident fund) whose value exceeds $10,000 for each Named Executives.

Employment Contracts

On July 15, 2009, the Company entered into an executive employment agreement with Dr. Earnest Leung in connection with their services to the Company as our Chief Executive Officer. Under the terms of the agreements, each of Dr. Leung will receive a monthly salary of HK$60,000 (approximately $7,692) and monthly cash allowance of HK$40,000 (approximately $5,128) and we have agreed to grant Dr. Leung 6 million shares for their first two years of service to the Company. We will fully reimburse them for their Hong Kong personal income taxes resulting from their employment under the agreements. Each of the executives has also agreed to customary non-competition and confidentiality provisions and the agreements may be terminated by the Company at any time without notice or payment, in the event that any of the executives engage in misconduct or dereliction of duty.

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

Grants of Plan-Based Awards

The following table sets forth information regarding grants of awards to the Named Executive Officers during the year ended December 31, 2022:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock and Options Awards	Closing Price on Grant Date ($/share)
Earnest Leung	-	-	-	-	-	-
Shirley Cheng	-	-	-	-	-	-

No stock awards were granted to the Company’s Named Executive Officers during fiscal year 2022.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the equity awards outstanding at December 31, 2022 for each of the named executive officers.

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

For the year ended December 31, 2022, both the employee directors and non-employee directors were entitled to a monthly cash compensation of $1,000. The Company withheld 12 monthly cash compensation during the fiscal year ended December 31, 2022.

 The following table provides information about the compensation earned by directors who served during fiscal year 2022:

Name of director(3)	Fees Earned or Paid(1) in Cash ($)	Stock Awards(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)
Earnest Leung	-	-	-	-	-	-	-
Shirley Cheng	-	-	-	-	-	-	-
Frederick Wong *	12,820	24,000	-	-	-	-	36,820

*On December 31, 2021, the Company’s Board of appointed Mr. Frederick Wong as independent director of the Company’s Board. Mr. Frederick Wong’s appointment will become effective on January 1, 2022.

______

(1)   For the service periods from January 2022 to December 2022, both the employee directors and non-employee directors were entitled to a monthly cash compensation of $1,000. The Company withheld 12 monthly cash compensation during the fiscal year ended December 31, 2022. Total of HK$100,000 ($12,820) was paid to Frederick Wong for the director’s fee from the service period from 2015 to 2016.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31,2022 with respect to compensation plans, under which securities are authorized for issuance, aggregated as to (i) compensation plans previously approved by security holders, and (ii) compensation plans not previously approved by security holders.

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

(1)

We reserved 40,000 shares for issuance under our 2004 Stock Incentive Plan, of which 13,333 shares are still available for issuance as of December 31, 2022. We reserved 2,680,000 shares for issuance under our Amended and Restated 2007 Equity Incentive Plan of which 268,170 are still available for issuance as of December 31, 2022. See below subsection - " Equity Incentive Plans" for more information about the plan.

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

As of December 31, 2022, 2,411,830 shares have been issued under the plan and 268,170 shares remain available for issuance. Except for the shares granted to directors, no options, warrants or other rights to acquire shares of our common stock have been granted or are outstanding under the plan.

On January 20, 2023, our Board of Directors authorized and approved the 2023 Stock Option/Stock Issuance Plan, or the 2023 Plan. The purpose of the plan is to promote the best interests of the Company and its stockholders by providing a means of non-cash remuneration to selected participants who contribute to the operating progress and earning power of the Company. The plan also provides incentives to employees and directors by offering them an opportunity to acquire a proprietary interest in the Company. Under the 2023 Plan, we reserved 20,000,000 shares of our common stock for issuance upon exercise of incentive and non-qualified stock options, stock bonuses and rights to purchase awarded from time to time, to our officers, directors, employees and consultants. On March 22, 2023, our Board of Directors and majority of shareholders approved to amend the 2023 Equity Incentive Plan to decrease the maximum number of shares of common stock of the Company that may be issued and sold from 20,000,000 to 10,000,000.

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

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth information as of April 13, 2023, regarding the beneficial ownership of our common stock (a) by each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) by each of the Company’s officers and directors; (c) and by the Company’s officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. Unless otherwise identified, the address of the directors and officers of the Company listed above is Unit 705B, 7th Floor, New East Ocean Centre, 9 Science Museum Road, Tsim Sha Tsui, Kowloon, Hong Kong

Title of Class	Name and Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)
Common Stock	Earnest Leung	CEO and Director	13,749,017	64.38
Common Stock	Shirley Cheng	CFO and director	-	-
Common Stock	Frederick Wong	Director	-	-
All Officers and Directors as a group			13,749,017
Common Stock	Keywin Holdings Limited (3) Office A, 18/F., Lucky Plaza, Nos. 315-321 Lockhart Road, Wanchai, Hong Kong	5% Security Holder	44,707 (3)	0.21
Common Stock	Sino Portfolio International Ltd(4) P.O. Box 1239, Offshore Incorporations Centre, Victoria, Seychelles	5% Security Holder	1,835,753	8.60

Common Stock	Wong Yuk Chor	5% Security Holder	1,344,478	6.30

Total Shares Owned by Persons Named above			16,973,855

______

(1)  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)  A total of 21,355,899 shares of our common stock outstanding are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of April 13, 2023. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

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

On July 1, 2009, the Company and Keywin, of which the Company’s chief executive officer and director is the director and his spouse is the sole shareholder, entered into an Amendment, pursuant to which the Company agreed to extend the exercise period for the Keywin Option under the Note Exchange and Option Agreement between the Company and Keywin, to purchase an aggregate of 1,637,522 shares of our common stock for an aggregate purchase price of $2,000,000, from a three-month period ended on July 1, 2009, to a six-month period ended October 1, 2009. The exercise period for the Keywin option was subsequently further extended to a nine-month period ended January 1, 2010, pursuant to the Second Amendment. On January 1, 2010, the Company and Keywin entered into the third Amendment, pursuant to which the Company agreed to further extend the exercise period to an eighteen-month period ended on October 1, 2010, and provide the Company with the right to unilaterally terminate the exercise period upon 30 days’ written notice. On September 30, 2010, the exercise price was extended at various times from September 1, 2010 to December 31, 2017 and the Keywin Option was further extended to a hundred and twenty-nine-month period ending on January 1, 2020 and the exercise price changed to $0.99. On December 31, 2019, the latest exercise period for the Keywin Option was further extended to a hundred and fifty-three-month period ending on January 1, 2022. On June 1, 2021, the Company and Keywin, of which the Company’s chief executive officer and director is the director and his spouse is the sole shareholder, entered into an Amendment, pursuant to which the Company agreed Keywin to purchase an aggregate of 11,764,756 shares of the Company’s common stock for an aggregate purchase price of $2,000,000. The fair value of the purchase option was determined utilizing Black-Scholes option pricing model on the date before the modification and after modification, accordingly, the Company recorded $nil and $3,544,430 as dividend for the year ended December 31, 2022 and 2021, respectively.

On October 28, 2021, Keywin exercised its option to purchase an aggregate of 11,764,756 shares of the Company’s common stock for an aggregate purchase price of $2,000,000 which for setting off against the Company’s obligation to repay part of the short term loan interest payable, there was no cash proceeds from the exercise of Keywin option.

As of December 31, 2022 and 2021, the Company recorded an aggregated amount of $1,037,167 and $2,845,006 of short-term loans from a shareholder that the loans are unsecured, bear a monthly interest of 1.5% and repayable on demand, respectively. However, according to the agreements, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the shareholder to extend the short-term loans on the due date. As of December 31, 2022 and 2021, the Company recorded an interest payable recorded in accounts payable, accrued expenses and other payables of $167,468 and $470,315 , respectively. The interest expenses of the short-term loans for the years ended December 31, 2022 and 2021 amounted to $192,247 and $512,101, respectively.

On January 18, 2022, the Company entered into a Subscription Agreement under which the Subscriber agreed to purchase the 1% Senior Unsecured Convertible Note Agreement from the Company for an agreement purchase price of two million five hundred thousand US Dollars ($2,500,000). The issuance of convertible note is for setting off against the Company’s obligation to repay part of the short-term loan $2,005,000 and interest payable $495,000, there was no cash proceeds from the issuance of convertible notes. As of the date of this report, the loan and interest payable balance have not yet been repaid.

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

Gries & Associates, LLC is our Principal Independent Registered Public Accountants engaged to audit our financial statements for the fiscal years ended December 31, 2022 and 2021, respectively. The following table shows the fees that we paid or accrued for the audit and other services provided by Gries & Associates, LLC , for the fiscal years ended December 31, 2022 and 2021.

Fee Category	2022	2021
Audit Fees	$27,000	$15,000
Audit-Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

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

All services provided by Gries & Associates, LLC during the fiscal years ended December 31, 2022 and 2021 were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements are filed as a part of this Form 10-K:

(i)	Reports of Independent Registered Public Accounting Firms
(ii)	Consolidated Balance Sheets as of December 31, 2022 and 2021
(iii)	Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended December 31, 2022 and 2021
(iv)	Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2022 and 2021
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021
(vi)	Notes to Consolidated Financial Statements

(b) The following Exhibits are filed as part of this Annual Report on Form 10-K:

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Amended And Restated Certificate Of Incorporation
3.2	Amended and Restated By-Laws, adopted on January 10, 2006
3.3	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 27, 2009
3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on September 16, 2011
3.5	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on September 16, 2011
3.6	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on October 11, 2021
4.1	Form of Registrant’s Common Stock Certificate
4.2	Form of Registrant’s Common Stock Certificate
4.3	TEDA Travel Group, Inc. 2004 Stock Incentive Plan, effective on April 16, 2004
4.4	Network CN Inc. Third Amended and Restated 2007 Equity Incentive Plan
4.5	Network CN Inc, 2023 Equity Incentive Plan
10.1	Note Exchange and Option Agreement, dated April 2, 2009, between the Company and Keywin Holdings Limited.
10.2	Employment Agreement, dated July 15, 2009, between the Company and Earnest Leung.
10.3	Amendment No. 1 to Note Exchange and Option Agreement, dated July 1, 2009, between Keywin Holdings Limited and the Company.
10.4	Amendment No. 2 to Note Exchange and Option Agreement dated September 30, 2009, between Keywin Holding Limited and the Company.
10.5	Amendment No. 3 to Note Exchange and Option Agreement, dated January 1, 2010, between Keywin Holding Limited and the Company
10.6	Amendment No. 4 to Note Exchange and Option Agreement, dated September 30, 2010, between Keywin Holding Limited and the Company
10.7	Amendment No. 5 to Note Exchange and Option Agreement, dated June 1, 2011, between Keywin Holding Limited and the Company
10.8	Amendment No. 6 to Note Exchange and Option Agreement, dated December 30, 2011, between Keywin Holding Limited and the Company
10.9	Amendment No. 7 to Note Exchange and Option Agreement, dated June 28, 2012, between Keywin Holding Limited and the Company
10.10	Amendment No.8 to Note Exchange and Option Agreement, dated December 28, 2012, between Keywin Holding Limited and the Company
10.11	Amendment No.9 to Note Exchange and Option Agreement, dated December 31, 2013, between Keywin Holding Limited and the Company
10.12	Amendment No.10 to Note Exchange and Option Agreement, dated December 12, 2014, between Keywin Holding Limited and the Company
10.13	Amendment No.11 to Note Exchange and Option Agreement, dated December 31, 2015, between Keywin Holdings Limited and the Company

10.14	Amendment No.12 to Note Exchange and Option Agreement, dated December 28, 2017, between Keywin Holdings Limited and the Company
10.15	Amendment No.13 to Note Exchange and Option Agreement, dated December 31, 2019, between Keywin Holdings Limited and the Company
10.16	Amendment No.14 to Note Exchange and Option Agreement, dated June 1, 2021, between Keywin Holdings Limited and the Company
10.17	Consultancy Agreement in connection with debt restructuring dated December 1, 2008, between NCN Group Ltd and Statezone Limited
14.1	Code of Business Conduct and Ethics for Network CN Inc. as approved and amended by the Board of Directors as of September 1, 2007 and September 29, 2008 respectively
21.1	Subsidiaries of the registrant.*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______

 * Filed herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK CN INC

	By:	/s/ Earnest Leung
Earnest Leung
Chief Executive Officer
(Principal Executive Officer)
Date: April 13, 2023

	By:	/s/ Shirley Cheng
Shirley Cheng
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: April 13, 2023

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Earnest Leung	Chief Executive Officer and Director	April 13, 2023
Earnest Leung	(Principal Executive Officer)

/s/ Shirley Cheng	Chief Financial Officer and Director	April 13, 2023
Shirley Cheng	(Principal Financial and Accounting Officer)

/s/ Frederick Wong	Director	April 13, 2023
Frederick Wong

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Amended And Restated Certificate Of Incorporation
3.2	Amended and Restated By-Laws, adopted on January 10, 2006
3.3	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 27, 2009
3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on September 16, 2011
3.5	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on September 16, 2011
3.6	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on October 11, 2021
4.1	Form of Registrant’s Common Stock Certificate
4.2	Form of Registrant’s Common Stock Certificate
4.3	TEDA Travel Group, Inc. 2004 Stock Incentive Plan, effective on April 16, 2004
4.4	Network CN Inc. Third Amended and Restated 2007 Equity Incentive Plan
4.5	Network CN Inc. 2023 Equity Incentive Plan
10.1	Note Exchange and Option Agreement, dated April 2, 2009, between the Company and Keywin Holdings Limited.
10.2	Employment Agreement, dated July 15, 2009, between the Company and Earnest Leung.
10.3	Amendment No. 1 to Note Exchange and Option Agreement, dated July 1, 2009, between Keywin Holdings Limited and the Company.
10.4	Amendment No. 2 to Note Exchange and Option Agreement dated September 30, 2009, between Keywin Holding Limited and the Company.
10.5	Amendment No. 3 to Note Exchange and Option Agreement, dated January 1, 2010, between Keywin Holding Limited and the Company
10.6	Amendment No. 4 to Note Exchange and Option Agreement, dated September 30, 2010, between Keywin Holding Limited and the Company
10.7	Amendment No. 5 to Note Exchange and Option Agreement, dated June 1, 2011, between Keywin Holding Limited and the Company
10.8	Amendment No. 6 to Note Exchange and Option Agreement, dated December 30, 2011, between Keywin Holding Limited and the Company
10.9	Amendment No. 7 to Note Exchange and Option Agreement, dated June 28, 2012, between Keywin Holding Limited and the Company
10.10	Amendment No.8 to Note Exchange and Option Agreement, dated December 28, 2012, between Keywin Holding Limited and the Company
10.11	Amendment No.9 to Note Exchange and Option Agreement, dated December 31, 2013, between Keywin Holding Limited and the Company
10.12	Amendment No.10 to Note Exchange and Option Agreement, dated December 12, 2014, between Keywin Holding Limited and the Company
10.13	Amendment No.11 to Note Exchange and Option Agreement, dated December 31, 2015, between Keywin Holdings Limited and the Company
10.14	Amendment No.12 to Note Exchange and Option Agreement, dated December 28, 2017, between Keywin Holdings Limited and the Company
10.15	Amendment No.13 to Note Exchange and Option Agreement, dated December 31, 2019, between Keywin Holdings Limited and the Company
10.16	Amendment No.14 to Note Exchange and Option Agreement, dated June 1, 2021, between Keywin Holdings Limited and the Company
10.17	Consultancy Agreement in connection with debt restructuring dated December 1, 2008, between NCN Group Ltd and Statezone Limited
14.1	Code of Business Conduct and Ethics for Network CN Inc. as approved and amended by the Board of Directors as of September 1, 2007 and September 29, 2008 respectively
21.1	Subsidiaries of the registrant.*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______

 * Filed herewith.

NETWORK CN INC.

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street Suite 1100 Denver, Colorado 80246

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Network CN Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Network CN Inc. (the “Company”) as of December 31and 2022 and 2021, respectively, and the related consolidated statements of operations, statement of stockholders’ deficit, and cash flows for the year then ended, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, respectively, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has a net loss of $925,278 for the year ended December 31, 2022 and has a stockholders deficit of $6,337,754 as of December 31, 2022. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

April 13, 2023

PCAOB #6778

Denver, CO

blaze@griesandassociates.com

501 S. Cherry Street, Suite 1100, Denver, Colorado 80246

(O)720-464-2875 (M)773-255-5631 (F)720-222-5846

NETWORK CN INC.

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Note(s)	2022	2021

ASSETS
Current Assets
Cash		$20,351	$21,677
Accounts receivables	4	74,783	-
Prepaid expenses and other current assets, net	5	8,081	19,828
Total Current Assets		103,215	41,505

Equipment, Net	6	2,427	2,632

Intangible Assets	7	305,970	-

Right-of-use assets	8	72,407	75,521

TOTAL ASSETS		$484,019	$119,658

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	9	$2,771,345	$2,597,181
Lease liabilities	12	35,681	44,960
Short term loan	10	1,165,372	2,973,211
Total Current Liabilities		3,972,398	5,615,352

Non-Current Liabilities
Noncurrent portion of lease liabilities	12	31,890	30,561
1% convertible promissory note due 2025, net	11	645,000	645,000
1% convertible promissory note due 2027, net	11	2,172,485	-
Total Non- Current Liabilities		2,849,375	675,561

TOTAL LIABILITIES		6,821,773	6,290,913

COMMITMENTS AND CONTINGENCIES	13	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 100,000,000,000 shares authorized. Shares issued and outstanding: 20,749,018 as of December 31, 2022 and 2021, respectively		20,749	20,749
Additional paid-in capital		131,317,155	130,559,370
Accumulated deficit		(139,381,092)	(138,455,814)
Accumulated other comprehensive income		1,705,434	1,704,440
TOTAL STOCKHOLDERS’ DEFICIT	14	(6,337,754)	(6,171,255)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$484,019	$119,658

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Note(s)	2022	2021
REVENUES
Advertising services		$106,498	$-

COST OF REVENUES
Cost of advertising services		(82,898)	-

GROSS PROFIT		23,600	-

OPERATING EXPENSES
General and administrative		(631,938)	(479,018)
Stock based compensation for services		(24,000)	(217,475)
Total Operating Expenses		(655,938)	(696,493)

LOSS FROM OPERATIONS		(632,338)	(696,493)

OTHER INCOME
Gain from write-off of long aged payables	16	-	708
Interest income		4	-
Government grant		3,286	-
Total Other Income		3,290	708

INTEREST AND OTHER DEBT-RELATED EXPENSES
Amortization of convertible promissory note		(72,485)	-
Interest expense	10 & 11	(223,745)	(519,851)
Total Interest and Other Debt-Related Expenses		(296,230)	(519,851)

NET LOSS BEFORE INCOME TAXES		(925,278)	(1,215,636)
Income taxes	18	-	-
NET LOSS		(925,278)	(1,215,636)

NET LOSS		(925,278)	(1,215,636)

OTHER COMPREHENSIVE GAIN
Foreign currency translation gain		994	201
Total other comprehensive gain		994	201

COMPREHENSIVE LOSS		$(924,284)	$(1,215,435)

NET LOSSPER COMMON SHARE – BASIC AND DILUTED	17	$(0.04)	$(0.11)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	17	21,017,190	11,023,767

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Share	Amount	Capital	Deficit	Income	Total
Balance as of January 1, 2021	8,774,263	$8,773	$124,209,441	$(133,695,748)	$1,704,239	$(7,773,295)

Shares issued for stock granted to consultant for services	10,000	10	29,990	-	-	30,000
Stock-based compensation for stock granted to directors for services	-	-	187,474	-	-	187,474
Shares issued for share option conversion	11,764,755	11,765	1,988,235	-	-	2,000,000
Shares issued for private placement	200,000	200	599,800	-	-	600,000
Translation adjustment	-	1	-	-	201	202
Dividend			3,544,430	(3,544,430)	-	-
Net loss for the year	-	-	-	(1,215,636)	-	(1,215,636)

Balance as of December 31, 2021	20,749,018	$20,749	$130,559,370	$(138,455,814)	$1,704,440	$(6,171,255)

Stock-based compensation for stock granted to directors for services	-	-	24,000	-	-	24,000
Beneficial conversion feature associated with convertible notes	-	-	400,000	-	-	400,000
Stock-based compensation for stock granted for intangible assets	-	-	333,785	-	-	333,785
Translation adjustment	-	-	-	-	994	994
Net loss for the year	-	-	-	(925,278)	-	(925,278)
Balance as of December 31, 2022	20,749,018	$20,749	$131,317,155	$(139,381,092)	$1,705,434	$(6,337,754)

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(925,278)	$(1,215,636)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	79,236	15,145
Amortization of convertible promissory notes	72,485	-
Stock-based compensation for services	24,000	217,475
Gain from write-off of long aged payables	-	(708)
Changes in operating assets and liabilities:
Accounts receivables	(74,783)	-
Prepaid expenses and other current assets, net	11,747	80,172
Accounts payable, accrued expenses and other payables	669,164	477,162
Operating lease liabilities	(54,974)	(14,756)
Net cash used in operating activities	(198,403)	(441,146)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,078)	(2,422)
Net cash used in investing activities	(1,078)	(2,422)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement	-	459,077
Proceeds from short-term loans	197,161	-
Net cash provided by financing activities	197,161	459,077

EFFECT OF EXCHANGE RATE CHANGES ON CASH	994	201

NET (DECREASE)/INCREASE IN CASH	(1,326)	15,710

CASH, BEGINNING OF YEAR	21,677	5,967

CASH, END OF YEAR	$20,351	$21,677

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$-	$-
Interest	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Exercise of conversion option (Note 1)	$-	$2,000,000
Settlement of interest payable by private placement (Note 2)	$-	$140,923
Dividend (Note 3)	$-	$3,544,430
Settlement of short term loan by conversion to convertible note (Note 4)	$2,005,000	$-
Settlement of short term loan interest payable by conversion to convertible note (Note 4)	$495,000	$-

Note:

(1)	On October 28, 2021, Keywin exercised its option to purchase an aggregate of 11,764,756 shares of the Company’ common stock for an aggregate purchase price of $2,000,000 which for setting off against the Company’s obligation to repay part of the short term loan interest payable, there was no cash proceeds from the exercise of Keywin option.
(2)	On May 3, 2021, the Company entered into Common Stock Agreement with the investor that the Company will sell an aggregate of 200,000 shares of the Company’s common stock to the New investor at $3. The Company received $459,077 cash proceeds from the investor and $140,923 was settled for the interest payable of short-term loans.
(3)	The fair value of the purchase option of Keywin option was determined utilizing Black-Scholes option pricing model on the date before the modification and after modification, accordingly, the Company recorded $nil and $3,544,430 as dividend for the year ended December 31, 2022 and 2021, respectively.
(4)	On January 18, 2022, the Company entered into a Subscription Agreement under which the Subscriber agreed to purchase the 1% Senior Unsecured Convertible Note Agreement from the Company for an agreement purchase price of two million five hundred thousand US Dollars ($2,500,000). The issuance of convertible note is for setting off against the Company’s obligation to repay part of the short-term loan $2,005,000 and interest payable $495,000, there was no cash proceeds from the issuance of convertible notes.

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 1	ORGANIZATION AND PRINCIPAL ACTIVITIES

Network CN Inc. was originally incorporated on September 10, 1993 in Delaware with headquarters in the Hong Kong Special Administrative Region of the People’s Republic of China (“PRC” or “China”).  Since August 2006, Network CN Inc., has been principally engaged in the provision of out-of-home advertising in China through the operation of a network of roadside light emitting diode digital video panels, mega-size LED digital video billboards and light boxes in major cities.

Details of the Company’s principal subsidiaries and variable interest entities as of December 31, 2022 are described in Note 3 – Subsidiaries and Variable Interest Entities.

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

Recent development

Our Business in Chengdu and Tianjin

The Company actively developing its advertising network and explored new media project in Chengdu and Tianjin, China. The Company has established two newly subsidiaries, NCN (Chengdu) Culture Media Co., Ltd, (“NCN Chengdu”) and NCN (Tianjin) Culture Co., Ltd (“NCN Tianjin”), a wholly foreign-owned enterprise in Chengdu and Tianjin, China. The Company owns 100% of the established subsidiary companies. In January 2023, NCN Chengdu and Tianjin started its operation and acquired rights to operate advertising panels in Chengdu and Tianjin.

Our Business in Ningbo

The Company explored new media project in Ningbo, China and decided to restart its business and expects that will improve the Company’s future financial performance. In April 2022, the Company has established a newly subsidiary, NCN (Ningbo) Culture Media Co., Ltd (“NCN Ningbo”), a wholly foreign-owned enterprise in Ningbo, China. The Company owns 100% of the established subsidiary company, NCN Ningbo. In August 2022, NCN Ningbo started its operation and acquired rights to operate advertising panels in Ningbo, China and sell advertising airtime to our customers directly. On February 1, 2023, the Company agreed to issue 606,881 restricted shares of the Company’s common stock to the employee, Chen Zhu. On October 1, 2022, NCN Ningbo entered into an employment contract with Chen Zhu (“the employee”) under which the employee agreed to bring in the advertising rights in Ningbo to the Company and the Company will reward him for 606,881 shares of the Company’s common stock. Pursuant to the terms of employment contract, if the employee can achieve the annual sales and profit before tax goal in 2023 and 2024, the Company will issue bonus shares of 303,441 and 303,441 restricted shares of the Company’s common stock to the employee, respectively.

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

Private Placement

On May 3, 2021, the Company entered into Common Stock Agreement with the foreign investor (the “New investor”) that the Company will sell an aggregate of 200,000 shares of the Company's common stock to the New investor. Pursuant to the terms of a Common Stock Agreement between the Company and the New investor, the purchase price paid by the New investor for the shares were $3 per share for an aggregate sum of six hundred thousand U.S. dollars. The Company received $459,077 cash proceeds from the investor and $140,923 was settled for the interest payable of short-term loans.

Increase of authorized capital

On April 28, 2020, the Board of Directors and Majority of stockholders of the Company approved to increase the total number of authorized shares of Common Stock from 26,666,667 to 100,000,000,000. On October 11, 2021, we filed a Certificate of Amendment to our Certificate of Incorporation with the Delaware Secretary of State to increase our authorized shares of common stock from 26,666,667 to 100,000,000,000 and the increase had approved by Delaware secretary of state on April 5, 2022. On March 22, 2023, the Board of Directors and Majority of stockholders of the Company approved to decrease the total number of authorized shares of Common Stock from 100,000,000,000 to 100,000,000.

Going Concern

The Company has net cash used in operating activities of $198,403 and $441,146 for the years ended December 31, 2022 and 2021 respectively. As of December 31, 2022 and 2021, the Company has stockholders’ deficit of $6,337,754 and $6,171,255, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(C) Use of Estimates

The Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expense during the reporting period. Estimates are used when accounting for certain items such as accounting for income tax valuation allowances. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

(D) Cash

Cash includes cash on hand, cash accounts, and interest-bearing savings accounts placed with banks and financial institutions. For the purposes of the statements of cash flow, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents balance as of December 31, 2022 and December 31, 2021.

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

(G) Intangible Assets

Intangible assets mainly acquired through purchased intangible assets. Purchased intangible assets are initially recognized and measured at cost. The useful lives of intangible assets are assessed to be either finite or indefinite. Intangible assets with finite lives are subsequently amortized over their useful economic life and assessed for impairment whenever there is an indication that the intangible asset may be impaired.

Identifiable intangible assets that have determinable lives continue to be amortized over their estimated useful lives using the straight-line method as follows:

Advertising rights fee contracts	3 years

(H) Accounts Receivable Net of Allowance for Expected Credit Losses

Accounts receivable primarily represents revenue recognized that was not invoiced at the balance sheet date and is primarily billed and collected in the following month. Trade accounts receivable are carried at the original invoiced amount less an estimated allowance for expected credit losses based on the probability of future collection. Management determines the adequacy of the allowance based on historical loss patterns, the number of days that customer invoices are past due, reasonable and supportable forecasts of future economic conditions to inform adjustments over historical loss data, and an evaluation of the potential risk of loss associated with specific accounts. When management becomes aware of circumstances that may further decrease the likelihood of collection, it records a specific allowance against amounts due, which reduces the receivable to the amount that management reasonably believes will be collected. The Company records changes in the estimate to the allowance for expected credit losses through provision for expected credit losses and reverses the allowance after the potential for recovery is considered remote.

(I) Leases

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

(J) Convertible Promissory Notes and Warrants

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

(K) Revenue Recognition

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

(M) Income Taxes

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

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its consolidated financial statements. The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.

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

The diluted net profit/(loss) per common share is the same as the basic net profit/(loss) per share for the years ended December 31, 2022 and 2021 as all potential common shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net profit/(loss) per share.

(P) Foreign Currency Translation

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

(Q) Recent Accounting Pronouncements

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

NOTE 3	SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal consolidated subsidiaries and variable interest entities as of December 31, 2022 were as follows:

Name	Place of Incorporation	Ownership/Control interest attributable to the Company	Principal activities
NCN Group Limited	BVI	100%	Investment holding
NCN Media Services Limited	BVI	100%	Investment holding
Cityhorizon Limited	Hong Kong	100%	Investment holding
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
Crown Eagle Investment Limited	Hong Kong	100%	Investment holding
Crown Winner International Limited	Hong Kong	100%	Investment holding
NCN Group (Global) Limited	Hong Kong	100%	Investment holding
ChenXing (Beijing) Advertising Co., Ltd	PRC	100%	Investment holding
Ruibo (Shenzhen) Advertising Co., Ltd	PRC	100%	Investment holding
NCN (Ningbo) Culture Media Co., Ltd	PRC	100%	Provision of advertising services
NCN (Nanjing) Culture Co., Ltd	PRC	100%	Provision of advertising services
NCN (Beijing) Advertising Co., Ltd.	PRC	100%	Provision of advertising services
NCN (Tianjin) Culture Co., Ltd	PRC	100%	Provision of advertising services
NCN Huamin Management Consultancy (Beijing) Company Limited (2)	PRC	100%	Not applicable
Huizhong Lianhe Media Technology Co., Ltd. (2)	PRC	100%	Not applicable
Beijing Huizhong Bona Media Advertising Co., Ltd.(2)	PRC	100% (1)	Not applicable
Xingpin Shanghai Advertising Limited(3)	PRC	100% (1)	Dormant
Chuanghua Shanghai Advertising Limited (3)	PRC	100%	Dormant
Jiahe Shanghai Advertising Limited (2)	PRC	100%	Not applicable

Remarks:

1)	Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.
2)	The subsidiary/variable interest entity ’s business license has been revoked.
3)	The subsidiary/variable interest entity was classified as abnormal operation business.

NOTE 4	ACCOUNTS RECEIVABLES, NET

Accounts receivables, net as of December 31, 2022 and December 31, 2021 were as follows:

	2022	2021
Accounts receivable	$74,783	$-
Less: allowance for doubtful debts	-	-
Total	$74,783	$-

For the years ended December 31, 2022 and 2021, the Company recorded no allowance for doubtful debt for accounts receivable.

NOTE 5	PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of December 31, 2022 and 2021 were as follows:

	2022	2021
Prepaid expenses	$8,081	$4,443
Rental and other deposits	-	15,385
Total	$8,081	$19,828

NOTE 6	EQUIPMENT, NET

Equipment, net as of December 31, 2022 and 2021 consisted of the following:

	2022	2021
Office equipment	$4,117	$3,039
Less: accumulated depreciation	(1,690)	(407)
Total	$2,427	$2,632

Depreciation for the years ended December 31, 2022 and 2021 amounted to $1,282 and $408 respectively.

Pledge of Equipment

No equipment has been pledged by the Company.

NOTE 7	INTANGIBLE ASSETS, NET

Intangible Assets, net as of December 31, 2022 and 2021 consisted of the following:

	2022	2021
Cost	$333,785	$-
Less: accumulated amortization	(27,815)	-
Total	$305,970	$-

Intangible Assets are acquired advertising rights fee contracts and the Company measured the intangible assets acquired based on the fair value of the consideration given. The Company granted 606,881 shares of the Company’s common stock for the acquisition of advertising rights fee contracts. In connection with this stock grant, the Company measured the Company’s shares at fair value of $0.55 per share and recognized the amount of $333,785 as the cost of intangible assets.

Impairment test on other intangible assets

As of December 31, 2022, the management measured impairment by comparing the carrying amount of the intangible assets to the undiscounted future cash flows that the intangible assets are expected to result from the use of the assets. The sum of the expected future undiscounted cash flows exceeded the carrying amount of the intangible assets. As a result, no impairment loss was recognized for these assets for the year ended December 31, 2022.

Amortization expenses for the years ended December 31, 2022 and 2021, amounted to $27,815 and $nil respectively.

The estimated amortization is as follows:

Estimated amortization expense
Twelve Months Ending December 31,
2023	$111,262
2024	111,262
2025	83,446
2026	-
Thereafter	-
Total	$305,970

NOTE 8	RIGHT-OF-USE ASSETS, NET

Right-of-Use, net as of December 31, 2022 and 2021 consisted of the following:

	2022	2021
Cost	$80,870	$90,277
Less: accumulated depreciation	(8,463)	(14,755)
Total	$72,407	$75,522

Depreciation for the years ended December 31, 2022 and 2021 amounted to $50,139 and $14,755 respectively.

The Company has several operating advertising rights agreements with lease terms ranging from 2 to 3 years. As of December 31, 2022 and 2021, the Company recognized $79,213 and $90,277 right-of-use assets, respectively. For the year ended December 31, 2022, derecognition of right-of-use assets, net of $34,348 upon the lease termination of Hong Kong office.

NOTE 9	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of December 31, 2022 and 2021 consisted of the following:

	2022	2021
Accounts payable	$76,601	$-
Accrued staff benefits and related fees	2,153,063	1,943,544
Accrued professional fees	93,171	61,057
Accrued interest expenses	214,094	472,773
Franchise tax payable	92,300
Other accrued expenses	41,625	19,316
Other payables	100,491	100,491
Total	$2,771,345	$2,597,181

NOTE 10	SHORT-TERM LOANS

As of December 31, 2022 and 2021, the Company recorded an aggregated amount of $1,165,372 and $2,973,211 of short-term loans, respectively. Those loans were borrowed from a shareholder and an unrelated individual. Except for loan of $128,205 from an unrelated individual that are unsecured, bearing yearly interest of 1% and are repayable on demand, the remaining loans are unsecured, bear a monthly interest of 1.5% and are repayable on demand. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. On January 18, 2022, the Company issued convertible notes of US$2,500,000 which is for setting off against the short-term loans and interest payable. As of the date of this report, the balance of $1,165,372 have not yet been repaid.

The interest expenses of the short-term loans for the years ended December 31, 2022 and 2021 amounted to $193,528 and $513,383, respectively.

NOTE 11	CONVERTIBLE PROMISSORY NOTES AND WARRANTS

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

The following table details the accounting treatment of the convertible promissory notes:

	New 1% Convertible Promissory Notes, due in 2025	New 1% Convertible Promissory Notes, due in 2027	Total
Net carrying value of convertible promissory notes as of December 31, 2021	$645,000	$-	$645,000
Proceeds of new 1% convertible promissory notes	-	2,500,000	2,500,000
Less: Allocated intrinsic value of beneficial conversion feature (Note a)	-	(400,000)	(400,000)
Add: Accumulated amortization of debt discount	-	72,485	72,485
Net carrying value of convertible promissory notes as of December 31, 2022	$645,000	$2,172,485	$2,817,485

Note: (a)	At the time of issuance, the Company evaluated the intrinsic value of the beneficial conversion feature (“BCF”) associated with the conversion feature of the convertible promissory note. The BCF was recorded into additional paid-in capital. Additionally, the convertible promissory note was considered to have an embedded BCF because the effective conversion price was less than the fair value of the Company’s common stock on notes issuance date. The value of the BCF was recorded as a discount on the convertible promissory note. Hence, in connection with the issuance of the convertible promissory note, the Company recorded a total debt discount of $400,000 that will be amortized over the term of the Note using effective interest rate method.

Amortization of debt discount

The amortization of debt discount for the years ended December 31, 2022 and 2021 were as follows:

	2022	2021
New 1% convertible promissory notes, due in 2025	$-	$-
New 1% convertible promissory notes, due in 2027	72,485	-
Total	$72,485	$-

Interest Expense

The interest expenses for the years ended December 31, 2022 and 2021 were as follows:

	2022	2021
New 1% convertible promissory notes, due in 2025	$6,450	$6,468
New 1% convertible promissory notes, due in 2027	23,767	-
Total	$30,217	$6,468

NOTE 12	LEASE LIABILITIES

On September 27, 2021, the Company entered into a lease agreement for office in Hong Kong with a two-year term, commencing on September 27, 2021 and expiring on September 26, 2023 which was early terminated in 2022. In 2022, the Company entered into agreements to acquire rights to operate the advertising panels with lease term from 15 to 36 months.

The operating lease expense for the years ended December 31, 2022 and 2021 were as follows:

	2022	2021
Operating lease cost – straight line	$52,578	$15,385

As of December 31, 2022, future minimum commitments under the Company’s non-cancelable operating lease, in accordance with ASC 842, are as follows:

Fiscal years ending December 31,	Operating leases
2023	$37,108
2024	24,198
2025	8,050
2026	-
Thereafter	-
Total undiscounted cash flows	69,356
Less: imputed interest	(1,785)
Present value of lease liabilities	$67,571

As of December 31, 2022 and 2021, the remaining weighted-average lease term were 1.71 and 1.74 years and the weighted-average incremental borrowing rate used to determine the operating lease liabilities were 4.60% and 2.33%, respectively.

Supplementary cash flow information related to lease where the Company was the lessee for the years ended December 31, 2022 and 2021 was as follows:

	2022	2021
Operating cash outflows from operating lease	$52,578	$15,385

NON-CASH OPERATING ACTIVITIES

Right-of-use assets obtained in exchange for new operating lease liabilities	79,213	90,277

NOTE 13	COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. As of December 31, 2022 and 2021, the Company’s management is of the opinion that there are no commitments and contingencies to account for.

NOTE 14	STOCKHOLDERS’ DEFICIT

(A) Stock, Options and Warrants Issued for Services

On October 28, 2021, Keywin exercised its option to purchase an aggregate of 11,764,755 shares of the Company’ common stock for an aggregate purchase price of $2,000,000.

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

On December 30, 2021, the Board of Director granted an aggregate of 132,172 shares of common stock to the directors of the Company for their services rendered during the year 2021 and 2022. Each director was granted shares of the Company’s common stock and vested in 2021: Earnest Leung, 52,172 shares; Wong Wing Kong, 15,000 shares; and Shirley Cheng, 50,000 shares and Frederick Wong granted 15,000 shares and vested in 2022. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $24,000 and $187,475 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2022 and 2021, respectively.

On October 1, 2022, NCN (Ningbo) Culture Media Co., Ltd, a wholly foreign-owned enterprise in Ningbo, China of the Company entered into an employment contract with Chen Zhu (“the employee”) under which the employee agreed to bring in the advertising rights in Ningbo to the Company and the Company will reward him for 606,881 shares of the Company’s common stock. On February 1, 2023, the Company agreed to issue 606,881 restricted shares of the Company’s common stock to the employee, Chen Zhu. Pursuant to the terms of employment contract, if the employee can achieve the annual sales and profit before tax goal in 2023 and 2024, the Company will issue bonus shares of 303,441 and 303,441 restricted shares of the Company’s common stock to the employee, respectively.

(B) Restriction on payment of dividends

The Company has not declared any dividends since incorporation. For instance, the terms of the outstanding promissory notes issued contain restrictions on the payment of dividends. The dividend restrictions provide that the Company or any of its subsidiaries shall not declare or pay dividends or other distributions in respect of the equity securities of such entity other than dividends or distributions of cash which amounts during any 12-month period that exceed ten percent (10%) of the consolidated net income of the Company based on the Company’s most recent audited consolidated financial statements disclosed in the Company’s annual report on Form 10-K (or equivalent form) filed with the U.S. Securities and Exchange Commission.

NOTE 15	RELATED PARTY TRANSACTIONS

Except as set forth below, during the years ended December 31, 2022 and 2021, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

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

On July 1, 2009, the Company and Keywin, of which the Company’s chief executive officer and director is the director and his spouse is the sole shareholder, entered into an Amendment, pursuant to which the Company agreed to extend the exercise period for the Keywin Option under the Note Exchange and Option Agreement between the Company and Keywin, to purchase an aggregate of 1,637,522 shares of our common stock for an aggregate purchase price of $2,000,000, from a three-month period ended on July 1, 2009, to a six-month period ended October 1, 2009. The exercise period for the Keywin option was subsequently further extended to a nine-month period ended January 1, 2010, pursuant to the Second Amendment. On January 1, 2010, the Company and Keywin entered into the third Amendment, pursuant to which the Company agreed to further extend the exercise period to an eighteen-month period ended on October 1, 2010, and provide the Company with the right to unilaterally terminate the exercise period upon 30 days’ written notice. On September 30, 2010, the exercise price was extended at various times from September 1, 2010 to December 31, 2017 and the Keywin Option was further extended to a hundred and twenty-nine-month period ending on January 1, 2020 and the exercise price changed to $0.99. On December 31, 2019, the latest exercise period for the Keywin Option was further extended to a hundred and fifty-three-month period ending on January 1, 2022. On June 1, 2021, the Company and Keywin, of which the Company’s chief executive officer and director is the director and his spouse is the sole shareholder, entered into an Amendment, pursuant to which the Company agreed Keywin to purchase an aggregate of 11,764,756 shares of the Company’s common stock for an aggregate purchase price of $2,000,000. The fair value of the purchase option was determined utilizing Black-Scholes option pricing model on the date before the modification and after modification, accordingly, the Company recorded $nil and $3,544,430 as dividend for the year ended December 31, 2022 and 2021, respectively.

On October 28, 2021, Keywin exercised its option to purchase an aggregate of 11,764,755 shares of the Company’s common stock for an aggregate purchase price of $2,000,000 which for setting off against the Company’s obligation to repay part of the short term loan interest payable, there was no cash proceeds from the exercise of Keywin option.

As of December 31, 2022 and 2021, the Company recorded an aggregated amount of $1,037,167 and $2,845,006 of short-term loans from a shareholder that the loans are unsecured, bear a monthly interest of 1.5% and repayable on demand, respectively. However, according to the agreements, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the shareholder to extend the short-term loans on the due date. As of December 31, 2022 and 2021, the Company recorded an interest payable recorded in accounts payable, accrued expenses and other payables of $167,468 and $470,315 , respectively. The interest expenses of the short-term loans for the years ended December 31, 2022 and 2021 amounted to $192,247 and $512,101, respectively. On January 18, 2022, the Company entered into a Subscription Agreement under which the Subscriber agreed to purchase the 1% Senior Unsecured Convertible Note Agreement from the Company for an agreement purchase price of two million five hundred thousand US Dollars ($2,500,000). The issuance of convertible note is for setting off against the Company’s obligation to repay part of the short-term loan $2,005,000 and interest payable $495,000, there was no cash proceeds from the issuance of convertible notes. As of the date of this report, the loan and interest payable balance have not yet been repaid.

NOTE 16	GAIN FROM WRITE-OFF OF LONG-AGED PAYABLES

The Company considered the payment of the outstanding payables have not been claimed due to loss of contact and it is in the best interests of Company to write off the long-aged payables. The Company has resolved that they are of the opinion that the obligation for future settlement of accrued long-aged payables are remote, therefore the related accruals have been written off $nil and $708 were written off for the year ended December 31, 2022 and 2021, respectively.

NOTE 17	NET LOSS PER COMMON SHARE

Net loss per share information for the years ended December 31, 2022 and 2021 was as follows:

	2022	2021
Numerator:
Net loss attributable to NCN common stockholders	$(925,278)	$(1,215,636)
Denominator:
Weighted average number of shares outstanding, basic*	21,017,190	11,023,767
Effect of dilutive securities
Options and warrants	-	-
Weighted average number of shares outstanding, diluted	21,017,190	11,023,767

Net (loss) profit per common share – basic and diluted	$(0.04)	$(0.11)

*	Including 268,172 and 253,172 shares that were granted and vested but not yet issued for the years ended December 31, 2022 and 2021, respectively.

The diluted net (loss) profit per common share is the same as the basic net (loss) profit per common share for the years ended December 31, 2022 and 2021 as the ordinary shares issuable under stock options and warrants outstanding are anti-dilutive and are therefore excluded from the computation of diluted net (loss) profit per common share.

NOTE 18	INCOME TAXES

Income is subject to taxation in various countries in which the Company and its subsidiaries operate or are incorporated. The (loss) profit before income taxes by geographical locations for the years ended December 31, 2022 and 2021 were summarized as follows:

	2022	2021
United States	$(361,094)	$(469,314)
Foreign	(564,184)	(746,322)
	$(925,278)	$(1,215,636)

The provision for income taxes consisted for the years ended December 31, 2022 and 2021 was as follows:

	2022	2021
(Loss) Profit before income taxes	$(925,278)	$(1,215,636)
Statutory income tax rate	21%	21%
Income tax credit computed at statutory income rate	(194,308)	(255,284)
Reconciling items:
Non-deductible expenses	117,723	156,211
Share-based payments	5,040	45,670
Tax effect of tax exempt entity	755	516
Valuation allowance on deferred tax assets	70,790	52,886
Income tax	$-	$-

Other than the United States, the Company is subject to taxation in Hong Kong and PRC. Under Hong Kong tax laws, deferred tax assets are recognized for tax loss carried forward to the extent that the realization of the related tax benefit through future taxable profits is probable. These tax losses do not expire under current Hong Kong tax legislation. Under PRC tax laws, tax losses may be carried forward for 5 years and no carry-back is allowed. At December 31, 2022 the Company does not have available tax losses in the Hong Kong and PRC to utilize for future taxable profits.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020.  There are several different provisions with the CARES Act that impact income taxes for corporations. The Company has evaluated the tax implications and believes these provisions did not have a material impact to the financial statements.

At December 31, 2022, the Company had an unused net operating loss carryforward of approximately $17,011,007 for income tax purposes. This net operating loss carryforward may result in future income tax benefits of approximately $3,567,272, which will expire on various from 2024 through 2037 as follows:

2024 to 2028	$2,279,147
2029 to 2033	892,375
2034 to 2037	217,937
Indefinitely	177,813
$3,567,272

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

Significant components of the Company’s deferred tax liabilities and assets of December 31, 2022 and 2021 are as follows:

	2022	2021
Deferred tax liabilities	$-	$-
Deferred tax assets:
Effect of net operating loss carried forward	3,567,272	3,496,482
Less: valuation allowance	(3,567,272)	(3,496,482)
Net deferred tax assets	$-	$-

Movement of valuation allowance:

	2022	2021
At the beginning of the year	$3,496,482	$3,443,596
Current year addition (reduction)	70,790	52,886
At the end of the year	$3,567,272	$3,496,482

NOTE 19	CONCENTRATION OF RISK

Credit risk

Financial instruments that potentially subject the Group to significant concentrations of credit risk consist primarily of cash. As of December 31, 2022 and 2021, cash balance of $1,571 and $21,677 was maintained at financial institutions in Hong Kong and approximately HK$500,000 were insured by the Hong Kong Deposit Protection Board. As of December 31, 2022, $18,780 were deposited with financial institutions located in the PRC. These balances are not covered by insurance. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Customer risk

Details of the customer accounting for 10% or more of total revenues are as follows:

	2022		2021

Customer A	$100,013	94%	$-

Details of the customer which accounted for 10% or more of accounts receivable are as follows:

	2022		2021

Customer A	$69,339	93%	$-

Supplier risk

Details of the suppliers accounting for 10% or more of cost of advertising are as follows:

	2022		2021

Supplier A	$43,899	53%	$-

Details of the suppliers accounting for 10% or more of account payable are as follows:

	2022		2021

Supplier A	$40,242	53%	$-

NOTE 20	SUBSEQUENT EVENTS

On February 1, 2023, the Company agreed to issue 606,881 restricted shares of the Company’s common stock to the employee, Chen Zhu. On October 1, 2022, NCN Ningbo entered into an employment contract with Chen Zhu (“the employee”) under which the employee agreed to bring in the advertising rights in Ningbo to the Company and the Company will reward him for 606,881 shares of the Company’s common stock. Pursuant to the terms of employment contract, if the employee can achieve the annual sales and profit before tax goal in 2023 and 2024, the Company will issue bonus shares of 303,441 and 303,441 restricted shares of the Company’s common stock to the employee, respectively.

On March 22, 2023, the Board of Directors and Majority of stockholders of the Company approved to decrease the total number of authorized shares of Common Stock from 100,000,000,000 to 100,000,000.

