Form 10-Q
period 2023-03-31
NETWORK CN INC
filed 2023-05-15
CIK 934796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-30264

NETWORK CN INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	90-0370486

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 705B, 7/F, New East Ocean Centre, 9 Science Museum Road, Tsim Sha Tsui, Kowloon, Hong Kong

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 15, 2023 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	23,421,823

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

2

PART I

FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.

CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.

CONSOLIDATED BALANCE SHEETS

	Note(s)	As of March 31, 2023 (Unaudited)	As of December 31, 2022
ASSETS
Current Assets
Cash		$27,898	$20,351
Accounts receivables	4	214,148	74,783
Prepaid expenses and other current assets, net	5	23,863	8,081
Inventories	6	67,682	-
Total Current Assets		333,591	103,215

Equipment, Net		2,084	2,427

Intangible Assets, Net	7	1,319,725	305,970

Right-of-use assets, Net	8	459,013	72,407

TOTAL ASSETS		$2,114,413	$484,019

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	9	$3,389,367	$2,771,345
Lease liabilities	12	278,089	35,681
Short term loan	10	1,240,974	1,165,372
Total Current Liabilities		4,908,430	3,972,398

Non-Current Liabilities
Noncurrent portion of lease liabilities	12	14,509	31,890
1% convertible promissory note due 2025, net	11	645,000	645,000
1% convertible promissory note due 2027, net	11	2,190,890	2,172,485
Total Non- Current Liabilities		2,850,399	2,849,375

TOTAL LIABILITIES		7,758,829	6,821,773

COMMITMENTS AND CONTINGENCIES	13	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 100,000,000,000 shares authorized. Shares issued and outstanding: 21,355,899 and 20,749,018 as of March 31, 2023 and December 31, 2022, respectively		21,356	20,749
Additional paid-in capital		132,452,806	131,317,155
Accumulated deficit		(139,823,439)	(139,381,092)
Accumulated other comprehensive income		1,704,861	1,705,434
TOTAL STOCKHOLDERS’ DEFICIT	14	(5,644,416)	(6,337,754)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$2,114,413	$484,019

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
REVENUES
Advertising services	$248,436	$-

COST OF REVENUES		-
Cost of advertising services	(248,651)	-

GROSS LOSS	(215)	-

OPERATING EXPENSES
General and administrative	(247,169)	(165,805)
Amortization of intangible assets	(122,503)	-
Stock based compensation for services	-	(24,000)
Total Operating Expenses	(369,672)	(189,805)

LOSS FROM OPERATIONS	(369,887)	(189,805)

OTHER INCOME
Interest income	10	-
Sundry income	2,349	-
Total Other Income	2,359	-

INTEREST AND OTHER DEBT-RELATD EXPENSES
Amortization of debt discount	(18,405)	(18,785)
Interest expense	(56,414)	(64,251)
Total Interest and Other Debt-Related Expenses	(74,819)	(83,036)

NET LOSS BEFORE INCOME TAXES	(442,347)	(272,841)
Income taxes	-	-
NET LOSS	$(442,347)	$(272,841)

OTHER COMPREHENSIVE INCOME
Foreign currency translation loss	(573)	-
Total Other Comprehensive Loss	(573)	-

COMPREHENSIVE LOSS	$(442,920)	$(272,841)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	23,674,995	21,018,190

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Share	Amount	Capital	Deficit	Income	Total
Balance as of January 1, 2022	20,749,018	$20,749	$130,559,370	$(138,455,814)	$1,704,440	$(6,171,255)
Stock-based compensation for stock granted to directors for services	-	-	24,000	-	-	24,000
Beneficial conversion feature associated with convertible notes	-	-	400,000	-	-	400,000
Net loss for the period	-	-	-	(272,841)	-	(272,841)
Balance as of March 31, 2022	20,749,018	$20,749	$130,983,370	$(138,728,655)	$1,704,440	$(6,020,096)

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Share	Amount	Capital	Deficit	Income	Total
Balance as of January 1, 2023	20,749,018	$20,749	$131,317,155	$(139,381,092)	$1,705,434	$(6,337,754)
Shares issued for intangible assets	606,881	607	(607)	-	-	-
Stock-based compensation for stock granted for intangible assets	-	-	1,136,258	-	-	1,136,258
Translation adjustment	-	-	-	-	(573)	(573)
Net loss for the period	-	-	-	(442,347)	-	(442,347)
Balance as of March 31, 2023	21,355,899	$21,356	$132,452,806	$(139,823,439)	$1,704,861	$(5,644,416)

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(442,347)	$(272,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of equipment	343	253
Amortization expense of right-of-use assets	74,529	11,142
Amortization of intangible assets	122,503	-
Amortization of debt discount	18,405	18,785
Stock-based compensation for services	-	24,000
Changes in operating assets and liabilities:
Accounts receivables	(139,365)	-
Inventories	(67,682)	-
Prepaid expenses and other current assets	(15,782)	4,443
Operating lease liabilities	(234,205)	(11,142)
Accounts payable, accrued expenses and other payables	618,023	120,133
Net cash used in operating activities	(65,578)	(105,227)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(1,078)
Net cash used in investing activities	-	(1,078)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	75,602	86,174
Net cash provided by financing activities	75,602	86,174

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,477)	-

NET INCREASE/(DECREASE) IN CASH	7,547	(20,131)

CASH, BEGINNING OF PERIOD	20,351	21,677

CASH, END OF PERIOD	$27,898	$1,546

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Settlement of short term loan by conversion to convertible note (Note 1)	$-	$2,005,000
Settlement of short term loan interest payable by conversion to convertible note (Note 1)	$-	$495,000
Recognition of right-of-use assets and lease liabilities	$459,232	$-
Stock-based compensation for stock granted for intangible assets (Note 2)	$1,136,258	$-
Issuance of shares for intangible assets (Note 3)	$607	$-

The accompanying notes are an integral part of the consolidated financial statements.

Note 1: On January 18, 2022, the Company entered into a Subscription Agreement under which the Subscriber agreed to purchase the 1% Senior Unsecured Convertible Note Agreement from the Company for an agreement purchase price of two million five hundred thousand US Dollars ($2,500,000). The issuance of convertible note is for setting off against the Company’s obligation to repay part of the short-term loan $2,005,000 and interest payable $495,000, there was no cash proceeds from the issuance of convertible notes.

Note 2: Intangible Assets of are acquired advertising rights fee contracts and the Company measured the intangible assets acquired based on the fair value of the consideration given. The Company granted in aggregate 2,065,924 shares of the Company’s common stock for the acquisition of advertising rights fee contracts. In connection with this stock grant, the Company measured the Company’s shares at fair value of $0.55 per share and recognized the amount of $1,136,258 as the cost of intangible assets.

Note 3: Intangible Assets of Ningbo are acquired advertising rights fee contracts and the Company measured the intangible assets acquired based on the fair value of the consideration given. The Company granted 606,881 shares of the Company’s common stock for the acquisition of advertising rights fee contracts. In connection with this stock grant, the Company measured the Company’s shares at fair value of $0.55 per share and recognized the amount of $333,785 as the cost of intangible assets. On February 1, 2023, the Company agreed to issue 606,881 restricted shares of the Company’s common stock to the employee, Chen Zhu for the intangible assets.

NETWORK CN INC.

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Network CN Inc. was originally incorporated on September 10, 1993 in Delaware with headquarters in the Hong Kong Special Administrative Region of the People’s Republic of China (“PRC” or “China”). Since August 2006, Network CN Inc., has been principally engaged in the provision of out-of-home advertising in China through the operation of a network of roadside LED panels, mega-size LED digital video billboards and light boxes in major cities.

Details of the Company’s principal subsidiaries and variable interest entities as of March 31, 2023, are described in Note 3 – Subsidiaries and Variable Interest Entities.

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

There has been no material adverse impact on the Company’s 2023 results of operations to date. The effect of COVID-19 and related events, those not yet known or knowable, could have a negative effect on the stock price, business prospects, financial condition, and results of operations of the Company, including as a result of quarantines, market volatility, market downturns and business closures.

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

Recent development

Our Business in Chengdu and Tianjin

The Company actively developing its advertising network and explored new media project in Chengdu and Tianjin, China. The Company has established two newly subsidiaries, NCN (Chengdu) Culture Media Co., Ltd, (“NCN Chengdu”) and NCN (Tianjin) Culture Co., Ltd (“NCN Tianjin”), a wholly foreign-owned enterprise in Chengdu and Tianjin, China. The Company owns 100% of the established subsidiary companies. In January 2023, NCN Chengdu and Tianjin started its operation and acquired rights to operate advertising panels in Chengdu and Tianjin. On April 25, 2023, the Company agreed to issue 933,964 and 1,131,960 restricted shares of the Company’s common stock to the employee, Qi Hao and Yang Wu Qiang, respectively. On January 1, 2023, NCN Chengdu and Tianjin entered into an employment contract with Qi Hao and Yang Wu Qiang (“the employees”) under which the employees agreed to bring in the advertising rights in Chengdu and Tianjin to the Company and the Company will reward him for 933,964 and 1,131,960 shares of the Company’s common stock.

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

Going Concern

The Company has experienced recurring net losses $442,347 for the three months ended March 31, 2023. As of March 31, 2023, and December 31, 2022, the Company has stockholders’ deficit of $5,644,416 and $6,337,754, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The unaudited consolidated financial statements for the three months ended March 31, 2023 and 2022 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments or a description of the nature and amount of any adjustments other than normal recurring adjustments) have been made which are necessary for a fair presentation of financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, previously filed with the Securities and Exchange Commission on April 13, 2023. The disclosures made in the unaudited interim consolidated financial statements generally do not repeat those in the annual statements.

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

(D) Intangible Assets

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

(E) Accounts Receivable Net of Allowance for Expected Credit Losses

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

(F) Leases

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

(G) Convertible Promissory Notes

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

(I) Recent Accounting Pronouncements [ To update]

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

NOTE 3.	SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal subsidiaries and variable interest entities as of March 31, 2023 was as follows:

Name	Place of Incorporation	Ownership/Control interest attributable to the Company	Principal activities
NCN Group Limited	BVI	100%	Investment holding
NCN Media Services Limited	BVI	100%	Investment holding
Cityhorizon Limited	Hong Kong	100%	Investment holding
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
Crown Eagle Investment Limited	Hong Kong	100%	Investment holding
Crown Winner International Limited	Hong Kong	100%	Investment holding
NCN Group (Global) Limited	Hong Kong	100%	Investment holding
ChenXing (Beijing) Advertising Co., Ltd	PRC	100%	Investment holding
Ruibo (Shenzhen) Advertising Co., Ltd	PRC	100%	Investment holding
NCN (Ningbo) Culture Media Co., Ltd	PRC	100%	Provision of advertising services
NCN (Nanjing) Culture Co., Ltd	PRC	100%	Provision of advertising services
NCN (Beijing) Advertising Co., Ltd.	PRC	100%	Provision of advertising services
NCN (Tianjin) Culture Co., Ltd	PRC	100%	Provision of advertising services
NCN (Chengdu) Culture Media Co., Ltd	PRC	100%	Provision of advertising services
NCN Huamin Management Consultancy (Beijing) Company Limited (2)	PRC	100%	Not applicable
Huizhong Lianhe Media Technology Co., Ltd. (2)	PRC	100%	Not applicable
Beijing Huizhong Bona Media Advertising Co., Ltd.(2)	PRC	100% (1)	Not applicable
Xingpin Shanghai Advertising Limited(3)	PRC	100% (1)	Dormant
Chuanghua Shanghai Advertising Limited (3)	PRC	100%	Dormant
Jiahe Shanghai Advertising Limited (2)	PRC	100%	Not applicable

Remarks:

1)	Variable interest entity which the Company exerted 100% control through a set of commercial arrangements.
2)	The subsidiary/variable interest entity ’s business license has been revoked.
3)	The subsidiary/variable interest entity was classified as abnormal operation business.

NOTE 4.	ACCOUNTS RECEIVABLES, NET

Accounts receivables, net as of March 31, 2023 and December 31, 2022 were as follows:

	As of March 31, 2023	As of December 31, 2022
Accounts receivable	$214,148	$74,783
Less: allowance for doubtful debts	-	-
Total	$214,148	$74,783

The Company recorded no allowance for doubtful debt for accounts receivable as of March 31,2023 and December 31, 2022.

NOTE 5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of March 31, 2023 and December 31, 2022 were as follows:

	As of March 31, 2023	As of December 31, 2022
Prepaid advertising rights	$17,760	$8,081
Prepaid expenses	6,103	-
Less: allowance for doubtful debts	-	-
Total	$23,863	$8,081

NOTE 6.	INVENTORIES

Inventories, net as of March 31, 2023 and December 31, 2022 were as follows:

	As of March 31, 2023	As of December 31, 2022
Finished goods	$67,682	$-
Less: provision for slow moving inventories	-	-
Total	$67,682	$-

For the three months ended March 31, 2023 and 2022, no provision for slow moving inventories was charged to expenses.

NOTE 7.	INTANGIBLE ASSETS, NET

Intangible Assets, net as of March 31, 2023 and December 31, 2022 were as follows:

	As of March 31, 2023				As of December 31, 2022
	Ningbo (Note 1)	Tianjin (Note 2)	Chengdu (Note 3)	Total	Total
Cost	$333,785	$513,680	$622,578	$1,470,043	$333,785
Less: accumulated amortization	(55,630)	(42,807)	(51,881)	(150,318)	(27,815)
Total	$278,155	$470,873	$570,697	$1,319,725	$305,970

Note:

1)	Intangible Assets of Ningbo are acquired advertising rights fee contracts and the Company measured the intangible assets acquired based on the fair value of the consideration given. The Company granted 606,881 shares of the Company’s common stock for the acquisition of advertising rights fee contracts. In connection with this stock grant, the Company measured the Company’s shares at fair value of $0.55 per share and recognized the amount of $333,785 as the cost of intangible assets.
2)	Intangible Assets of Tianjin are acquired advertising rights fee contracts and the Company measured the intangible assets acquired based on the fair value of the consideration given. The Company granted 933,964 shares of the Company’s common stock for the acquisition of advertising rights fee contracts. In connection with this stock grant, the Company measured the Company’s shares at fair value of $0.55 per share and recognized the amount of $513,680 as the cost of intangible assets.
3)	Intangible Assets of Chengdu are acquired advertising rights fee contracts and the Company measured the intangible assets acquired based on the fair value of the consideration given. The Company granted 1,131,960 shares of the Company’s common stock for the acquisition of advertising rights fee contracts. In connection with this stock grant, the Company measured the Company’s shares at fair value of $0.55 per share and recognized the amount of $622,578 as the cost of intangible assets.

The Company recorded amortization expenses for the three months ended March 31, 2023 and 2022, amounted to $122,503 and $nil respectively.

The estimated amortization is as follows:

Estimated amortization expense
Twelve Months Ending December 31,
2023	$367,510
2024	490,016
2025	462,199
2026	-
Thereafter	-
Total	$1,319,725

NOTE 8.	RIGHT-OF-USE ASSETS, NET

Right-of-use, net as of March 31, 2023 and December 31, 2022 were as follows:

	As of March 31, 2023	As of December 31, 2022
Cost	$538,201	$80,870
Less: accumulated depreciation	(79,188)	(8,463)
Total	$459,013	$72,407

Amortization expense of right-of-use assets for the three months ended March 31, 2023 and 2022 amounted to $74,529 and $11,142 respectively.

The Company has several operating advertising rights agreements with lease terms ranging from 2 to 3 years.

NOTE 9.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of March 31,2023 and December 31,2022 were as follows:

	As of March 31, 2023	As of December 31, 2022
Accounts payable	$416,307	$76,601
Payment in advance	53,361	-
Accrued staff benefits and related fees	2,249,900	2,153,063
Accrued professional fees	74,314	93,171
Accrued interest expenses	270,508	214,094
Franchise tax payable	92,300	92,300
Other accrued expenses	132,186	41,625
Other payables	100,491	100,491
Total	$3,389,367	$2,771,345

NOTE 10.	SHORT-TERM LOANS

As of March 31,2023 and December 31, 2022, the Company recorded an aggregated amount of $1,240,974 and $1,165,372 of short-term loans, respectively. Those loans were borrowed from a shareholder and an unrelated individual. Except for loan of $128,205 from an unrelated individual that are unsecured, bearing yearly interest of 1% and are repayable on demand, the remaining loans are unsecured, bear a monthly interest of 1.5% and are repayable on demand. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. On January 18, 2022, the Company issued convertible notes of US$2,500,000 which is for setting off against the short-term loans and interest payable. As of the date of this report, the balance of $1,240,974 have not yet been repaid.

The interest expenses of the short-term loans for the three months ended March 31, 2023 and 2022 were $48,659 and $57,729, respectively.

NOTE 11.	CONVERTIBLE PROMISSORY NOTES

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

The following table details the accounting treatment of the convertible promissory notes:

	New 1% Convertible Promissory Notes, due in 2025	New 1% Convertible Promissory Notes, due in 2027	Total
Net carrying value of convertible promissory notes as of December 31, 2022	$645,000	$-	$645,000
Proceeds of new 1% convertible promissory notes	-	2,500,000	2,500,000
Less: Allocated intrinsic value of beneficial conversion feature (Note a)	-	(400,000)	(400,000)
Add: Accumulated amortization of debt discount	-	72,485	72,485
Net carrying value of convertible promissory notes as of December 31, 2022 and January 31, 2023	645,000	2,172,485	2,817,485
Add: Accumulated amortization of debt discount	-	18,405	18,405
Net carrying value of convertible promissory notes as of March 31, 2023	$645,000	$2,190,890	$2,835,890

Note:

(a)	At the time of issuance, the Company evaluated the intrinsic value of the beneficial conversion feature (“BCF”) associated with the conversion feature of the convertible promissory note. The BCF was recorded into additional paid-in capital. Additionally, the convertible promissory note was considered to have an embedded BCF because the effective conversion price was less than the fair value of the Company’s common stock on notes issuance date. The value of the BCF was recorded as a discount on the convertible promissory note. Hence, in connection with the issuance of the convertible promissory note, the Company recorded a total debt discount of $400,000 that will be amortized over the term of the Note using effective interest rate method.

Amortization of debt discount

The following table details the amortization of debt discount:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
New 1% convertible promissory notes, due in 2025	$-	$-
New 1% convertible promissory notes, due in 2027	18,405	18,785
Total	$18,405	$18,785

Interest Expense

The following table details the interest expenses:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
New 1% convertible promissory notes, due in 2025	$1,590	$1,590
New 1% convertible promissory notes, due in 2027	6,165	4,932
Total	$7,755	$6,522

NOTE 12.	LEASE LIABILITIES

In 2022 and 2023, the Company entered into agreements to acquire rights to operate the advertising panels with lease term from 15 to 36 months.

The operating lease expense for the three months ended March 31, 2023 and 2022 were as follows:

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Operating lease cost – straight line	$74,529	$11,142

As of March 31, 2023, future minimum commitments under the Company’s non-cancelable operating lease, in accordance with ASC 842, are as follows:

Fiscal years ending March 31,	Operating leases
2023	$261,788
2024	30,114
2025	8,676
2026	-
Thereafter	-
Total undiscounted cash flows	300,578
Less: imputed interest	(7,980)
Present value of lease liabilities	292,598
Less: Non-current portion of lease liabilities	(14,509)
Current portion of lease liabilities	$278,089

As of March 31, 2023 and December 31, 2022, the remaining weighted-average lease term was 1.40 years and 1.71 years, respectively and the weighted-average incremental borrowing rate used to determine the operating lease liabilities was 4.70% and 4.60% respectvely.

Supplementary cash flow information related to lease where the Company was the lessee for the three months March 31, 2023 and 2022 was as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Operating cash outflows from operating lease	$234,205	$11,142

NOTE 13.	COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. As of March 31, 2023 and December 31, 2022, the Company’s management is of the opinion that there are no commitments and contingencies to account for.

NOTE 14.	STOCKHOLDERS’ DEFICIT

Stock, Options and Warrants Issued for Services

On December 30, 2021, the Board of Director granted an aggregate of 132,172 shares of common stock to the directors of the Company for their services rendered during the year 2021 and 2022. Each director was granted shares of the Company’s common stock and vested in 2021: Earnest Leung, 52,172 shares; Wong Wing Kong, 15,000 shares; and Shirley Cheng, 50,000 shares and Frederick Wong granted 15,000 shares and vested in 2022. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil and $24,000 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the three months ended March 31, 2023 and 2022, respectively.

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

In January 2023, NCN Chengdu and Tianjin started its operation and acquired rights to operate advertising panels in Chengdu and Tianjin. On April 25, 2023, the Company agreed to issue 933,964 and 1,131,960 restricted shares of the Company’s common stock to the employee, Qi Hao and Yang Wu Qiang, respectively. On January 1, 2023, NCN Chengdu and Tianjin entered into an employment contract with Qi Hao and Yang Wu Qiang (“the employees”) under which the employees agreed to bring in the advertising rights in Chengdu and Tianjin to the Company and the Company will reward him for 933,964 and 1,131,960 shares of the Company’s common stock.

Restriction on payment of dividends

The Company has not declared any dividends since incorporation.

NOTE 15.	RELATED PARTY TRANSACTIONS

Except as set forth below, during the three months ended March 31, 2023 and 2022, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

As of March 31, 2023 and December 31, 2022, the Company recorded an aggregated amount of $1,112,769 and $1,037,167 of short-term loans from a shareholder that the loans are unsecured, bear a monthly interest of 1.5% and repayable on demand. However, according to the agreements, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the shareholder to extend the short-term loans on the due date. As of March 31, 2023 and December 31, 2022, the Company recorded an interest payable recorded in accounts payable, accrued expenses and other payables of $215,806 and $167,468, respectively. The interest expenses of the short-term loans for the three months March 31, 2023 and 2022 amounted to $48,338 and $57,409, respectively. On January 18, 2022, the shareholder agreed to purchase the 1% Senior Unsecured Convertible Note Agreement from the Company and converted the short-term loan and interest payable to convertible note. As of the date of this report, except the loan and interest payable balance of $2,500,000 converted to convertible note, the remaining loans have not yet been repaid.

NOTE 16.	NET LOSS PER COMMON SHARE

Net loss per common share information for the three months ended March 31, 2023 and 2022 was as follows:

	For the Three Months Ended
	March 31, 2023		March 31, 2022
Numerator:	$		$
Net loss attributable to NCN common stockholders		(442,347)		(272,841)
Denominator:
Weighted average number of shares outstanding, basic		23,674,995		21,018,190
Effect of dilutive securities		-		-
Options and warrants		-		-
Weighted average number of shares outstanding, diluted		23,674,995		21,018,190
Net loss per common share – basic and diluted		$(0.02)		$(0.01)

The diluted net loss per common share is the same as the basic net loss per common share for the three months ended March 31, 2023 and 2022 as all potential common shares are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. There were no securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because of anti-dilutive effect for the three months ended March 31, 2023 and 2022.

NOTE 17.	INCOME TAXES

Income is subject to taxation in various countries in which the Company and its subsidiaries operate or are incorporated. The loss before income taxes by geographical locations for the three months ended March 31, 2023 and 2022 were summarized as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
United States	$(173,017)	$(95,739)
Foreign	(269,330)	(177,102)
Net loss per common share – basic and diluted	$(442,347)	$(272,841)

Other than the United States, the Company is subject to taxation in Hong Kong and PRC. Under Hong Kong tax laws, deferred tax assets are recognized for tax loss carried forward to the extent that the realization of the related tax benefit through future taxable profits is probable. These tax losses do not expire under current Hong Kong tax legislation. Under PRC tax laws, tax losses may be carried forward for 5 years and no carry-back is allowed. At March 31, 2023, the Company does not have available tax losses in the Hong Kong and PRC to utilize for future taxable profits.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020.  There are several different provisions with the CARES Act that impact income taxes for corporations. The Company has evaluated the tax implications and believes these provisions did not have a material impact to the financial statements.

At March 31, 2023, the Company had an unused net operating loss carryforward of approximately $17,184,025 for income tax purposes. This net operating loss carryforward may result in future income tax benefits of approximately $3,603,606, which will expire on various from 2024 through 2037 as follows:

2024 to 2028	$2,279,147
2029 to 2033	892,375
2034 to 2037	217,937
Indefinitely	214,147
Effect of net operating loss carried forward	$3,603,606

The realization of net operating loss carryforward is uncertain at this time, a valuation allowance in the same amount has been established. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets of March 31, 2023 and December 31, 2022 are as follows:

	As of March 31, 2023	As of December 31, 2022
Deferred tax liabilities	$-	$-
Deferred tax assets:	-	-
Effect of net operating loss carried forward	3,603,606	3,567,272
Less: valuation allowance	(3,603,606)	(3,567,272)
Net deferred tax assets	$-	$-

Movement of valuation allowance:

	As of March 31, 2023	As of December 31, 2022
At the beginning of the period/year	$3,567,272	$3,496,482
Additions/(Deductions)	36,334	70,790
At the end of the period/year	$3,603,606	$3,567,272

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe”, “expect”, “anticipate”, “project”, “targets”, “optimistic”, “intend”, “aim”, “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to our potential inability to raise additional capital; changes in domestic and foreign laws, regulations and taxes; uncertainties related to China’s legal system and economic, political and social events in China; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks”; changes in economic conditions, including a general economic downturn or a downturn in the securities markets; and any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for fiscal year ended December 31, 2022 and in Part 2, Item 1A of this Form 10-Q. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

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

There has been no material adverse impact on the Company’s 2023 results of operations to date. The effect of COVID-19 and related events, those not yet known or knowable, could have a negative effect on the stock price, business prospects, financial condition, and results of operations of the Company, including as a result of quarantines, market volatility, market downturns and business closures.

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

Use of Terms

Except as otherwise indicated by the context, references in this report to:

●	“BVI” are references to the British Virgin Islands;
●	“China” and “PRC” are to the People’s Republic of China;
●	the “Company”, “NCN”, “we”, “us”, or “our”, are references to Network CN Inc., a Delaware corporation and its direct and indirect subsidiaries: NCN Group Limited, or NCN Group, a BVI limited company; NCN Media Services Limited, a BVI limited company; NCN Group Management Limited, or NCN Group Management, a Hong Kong limited company; NCN Group (Global) Limited, or NCN Global, a Hong Kong limited company, and its subsidiary, Ruibo (Shenzhen) Advertising Co., Ltd; Crown Eagle Investments Limited, or Crown Eagle, a Hong Kong limited company, and its subsidiary, ChenXing (Beijing) Advertising Co., Ltd; NCN (Ningbo) Culture Media Co., Ltd; NCN (Nanjing) Culture Co., Ltd; NCN (Beijing) Advertising Co., Ltd.; NCN (Tianjin) Culture Co., Ltd; NCN (Chengdu) Culture Media Co., Ltd;;
●	“RMB” are to the Renminbi, the legal currency of China;
●	the “Securities Act” are to the Securities Act of 1933, as amended; and the “Exchange Act” are to the Securities Exchange Act of 1934, as amended; and
●	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States.

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

For more information relating to our business, please refer to Part I, “Item 1 - Business” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Recent development

Our Business in Chengdu and Tianjin

The Company actively developing its advertising network and explored new media project in Chengdu and Tianjin, China. The Company has established two newly subsidiaries, NCN (Chengdu) Culture Media Co., Ltd, (“NCN Chengdu”) and NCN (Tianjin) Culture Co., Ltd (“NCN Tianjin”), a wholly foreign-owned enterprise in Chengdu and Tianjin, China. The Company owns 100% of the established subsidiary companies. In January 2023, NCN Chengdu and Tianjin started its operation and acquired rights to operate advertising panels in Chengdu and Tianjin. On April 25, 2023, the Company agreed to issue 933,964 and 1,131,960 restricted shares of the Company’s common stock to the employee, Qi Hao and Yang Wu Qiang, respectively. On January 1, 2023, NCN Chengdu and Tianjin entered into an employment contract with Qi Hao and Yang Wu Qiang (“the employees”) under which the employees agreed to bring in the advertising rights in Chengdu and Tianjin to the Company and the Company will reward him for 933,964 and 1,131,960 shares of the Company’s common stock.

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

Comparison of Three Months Ended March 31, 2023 and March 31, 2022

Revenues. Our revenues consist primarily of income from out-of-home advertising panels. We recognize revenue in the period when advertisements are either aired or published. Revenues for the three months ended March 31, 2023 was $248,436, as compared to $nil for the prior year, the increase was attributed to the start of business in Ningbo, China in August 2022 and Tianjin and Chengdu in January 2023.

Cost of Revenues. Cost of revenues primarily consists of fees to obtain rights to operate advertising panels. Cost of revenues for the three months ended March 31, 2023 was $248,651 as compared to $nil for the prior year, the increase was attributed to the start of business in Ningbo, China in August 2022 and Tianjin and Chengdu in January 2023.

Gross Loss. Our gross loss for the three months March 31, 2023 was $215 compared to $nil for 2022.

General and Administrative Expenses – General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, employee bonuses and other staff welfare and benefits, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses). General and administrative expenses for the three months ended March 31, 2023 increased by 49.07% to $247,169, as compared to $165,805 for the corresponding prior year period. The increase in general and administrative expenses for the three months ended March 31, 2023 compared to March 31, 2022 was due to the increase in salary and office expense from Ningbo, Tianjin and Chendu office.

Amortization of intangible assets – Amortization of intangible assets for the three months ended March 31, 2023 was $122,503, compared to $nil for the corresponding prior year period. The increase was mainly due to attributed to the start of business in Ningbo, China in August 2022 and Tianjin and Chengdu in January 2023.

Stock Based Compensation for services – Stock Based Compensation for services for the three months ended March 31, 2023 was $nil, compared to $24,000 for the corresponding prior year period. The decrease was mainly due to no stock granted for directors’ service for the three months ended March 31, 2023.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the three months ended March 31, 2023 decreased to $74,819, or by 9.90%, as compared to $83,036 for the corresponding prior year period. The decrease was mainly due to the decreased in interest to short term loan result from the conversion of short term loan to convertible note in early 2022.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended March 31, 2023 and 2022, because the Company and all of its subsidiaries and variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $442,347 for the three months ended March 31, 2023, as compared to a net loss of $272,841 for the corresponding prior year period. The result was driven by the increase in general and administrative expenses from the new offices in PRC.

Liquidity and Capital Resources

As of March 31, 2023, we had cash of $27,898 as compared to $20,351 as of December 31, 2022, an increase of $7,547 which was due to decrease of settlement of office expenses.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Net cash used in operating activities	$(68,578)	$(105,227)
Net cash used in investing activities	-	(1,078)
Net cash provided by financing activities	75,602	86,174
Effect of exchange rate changes on cash	(2,477)	-
Net increase/(decrease) in cash	7,547	(20,131)
Cash, beginning of period	20,351	21,677
Cash, end of period	$27,898	$1,546

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $68,578, as compared to $105,227 for the corresponding prior year period. This was mainly attributable to increase in accounts receivables and inventories during the three months ended March 31, 2023.

Our cash flow projections indicate that our current assets and projected revenues from our existing project will not be sufficient to fund operations over the next twelve months. This raises substantial doubt about our ability to continue as a going concern. We intend to rely on the issuance of additional equity and debt securities as well as on our noteholders’ exercise of their conversion option to convert our notes to our common stock, in order to fund our operations. However, it may be difficult for us to raise funds in the current economic environment. We cannot give assurance that we will be able to generate sufficient revenue or raise new funds, and our note holders will exercise their conversion option before the note is due. In any such case, we may not be able to continue as a going concern.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 was $nil.

Financing Activities

Net cash provided by financing activities was $75,602 for the three months ended March 31, 2023, as compared to $86,174 for the corresponding prior year period. The decrease was mainly due to decrease in proceeds from short term loans during the three months ended March 31, 2023.

Short-term Loan

As of March 31, 2023 and December 31, 2022, the Company recorded an aggregated amount of $1,240,974 and $1,165,372 of short-term loans, respectively. Those loans were borrowed from a shareholder and an unrelated individual. Except for loan of $128,205 from an unrelated individual that are unsecured, bearing yearly interest of 1% and are repayable on demand, the remaining loans are unsecured, bear a monthly interest of 1.5% and are repayable on demand. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. On January 18, 2022, the Company issued convertible notes of US$2,500,000 which is for setting off against the short-term loans and interest payable. As of the date of this report, the balance of $1,240,974 have not yet been repaid.

Capital Expenditures

During the three months ended March 31, 2023, we acquired office equipment of $nil.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of March 31, 2023:

	Payments due by period
	Total	Due in 2023	Due in 2024– 2025	Due in 2026-2027	Thereafter
Debt Obligations (a)	$645,000	$-	$645,000	$-	$-
Debt Obligations (a)	$2,500,000	$-	$-	$2,500,000	$-
Short Term Loan (b)	$1,240,974	$1,240,974	$-	$-	$-

(a) Debt Obligations. We issued an aggregate of $645,000 in 1% Convertible Promissory Notes in January 2020 and such 1% Convertible Promissory Notes matured in January 2025 and we issued an aggregate of $2,500,000 in 1% Convertible Promissory Notes in January 2022 and such 1% Convertible Promissory Notes matured in January 2027. For details, please refer to the Note 11 of the consolidated financial statements.

(b) Short Term Loan. We have entered into short-term loan agreements with two individuals. Those loans with an aggregate amount of $1,112,769 are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month and loan with an aggregate amount of $128,205 is unsecured, bear a yearly interest of 1% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. Up to the date of this report, those loans have not yet been repaid.

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2023, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

There have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2022, other than as disclosed below. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

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

We have not sold any equity securities during the quarter ended March 31, 2023 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *	Financial statements and footnotes of Network CN Inc. for the fiscal quarter ended March 31, 2023, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T (furnished herewith)

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

Date: May 15, 2023	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Shirley Cheng
Shirley Cheng, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

