Form 10-K/A
period 2022-12-31
NETWORK CN INC
filed 2023-06-29
CIK 934796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

NETWORK CN INC.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Form 10-K/A”) amends the Annual Report on Form 10-K of Network CN Inc. (the “Company”) for the fiscal year ended December 31, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 13, 2023 (the “Original Report”). This Form 10-K/A is being filed to solely to amend the Company’s disclosures throughout the Original Report, including under Item 1. “Business”, Item 1A. “Risk Factor”, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 9A “Controls and Procedures”.

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

USE OF TERMS

Except as otherwise indicated by the context, references in this annual report to:

●	“BVI” are references to the British Virgin Islands;

●	“China” and “PRC” are to the People’s Republic of China;

●	the “Company”, “NCN”, “we”, “us”, or “our”, are references to Network CN Inc., a Delaware corporation and its direct and indirect subsidiaries: NCN Group Limited, or NCN Group, a BVI limited company; NCN Media Services Limited, a BVI limited company; NCN Group Management Limited, or NCN Group Management, a Hong Kong limited company; NCN Group (Global) Limited, or NCN Global, a Hong Kong Limited company and its subsidiaries; Crown Winner International Limited, or Crown Winner, a Hong Kong Limited company and its subsidiaries; Crown Eagle Investments Limited, a Hong Kong limited company; Cityhorizon Limited, or Cityhorizon Hong Kong, a Hong Kong limited company, and its subsidiary. Such references are based on the business or businesses conducted and all the subsidiaries are referenced our organization chart on pages 8 and 9;

●	“Cityhorizon Hong Kong” are references to Cityhorizon Limited, a Hong Kong limited company, and its wholly-owned subsidiary, its subsidiary, Huizhong Lianhe Media Technology Co., Ltd., or Lianhe, a PRC limited company, and the Company’s variable interest entity: Beijing Huizhong Bona Media Advertising Co., Ltd., or Bona, a PRC limited company;

●	“Crown Winner” are references to Crown Winner International Limited, or Crown Winner, a Hong Kong Limited company and its subsidiaries, Chuanghua Shanghai Advertising Limited, a PRC limited company and Jiahe Shanghai Advertising Limited, a PRC limited company and the Company’s variable interest entity: Xingpin Shanghai Advertising Limited, or Xingpin, a PRC limited company;

●	“WFOE” a wholly foreign owned enterprise incorporated in PRC;

●	“RMB” are to the Renminbi, the legal currency of China;

●	the “Securities Act” are to the Securities Act of 1933, as amended; and the “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States.

PART I

ITEM 1.	BUSINESS

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

Network CN Inc. a Delaware holding company with headquarter in Hong Kong and its operations conducted in China. During the latter half of 2006, we adjusted our primary focus away from the tourism and hotel management business to the building of a media network with the goal of becoming a nationwide leader in out-of-home, digital display advertising, roadside LED digital video panels and mega-size video billboards. Since PRC regulations limit foreign ownership of companies that provide advertising services, our advertising business was initially provided through our contractual arrangements with our Variable Interest Entities (VIEs).

In early 2010, the Company fulfilled the requirements to directly own 100% of advertising business company in China, in order to increase our operational efficiency and effectiveness, we restructured our organization by consolidating our PRC operations into one directly owned PRC entity and no VIEs conduct business. Since 2010, we conduct 100% of our business through our wholly owned subsidiaries in PRC.

In August 2022, we focus in developing a new core retail channel “Community Channel” and we restarted our advertising business through our new PRC subsidiaries. The Company conducts 100% of our business through our wholly owned subsidiaries in PRC. During the year ended December 31, 2022, we conducted all of our business in the PRC through our PRC subsidiary in Ningbo only. Currently, the Company has established three newly subsidiaries, NCN (Ningbo) Culture Media Co., Ltd (“NCN Ningbo”), NCN (Chengdu) Culture Media Co., Ltd, (“NCN Chengdu”) and NCN (Tianjin) Culture Co., Ltd (“NCN Tianjin”).

Our Holding Company Structure and Operations in Hong Kong and China

We are a Delaware holding company without any operation and our operations are conducted by our wholly owned subsidiaries in Hong Kong and China and this structure involves unique risks to investors. See “Summary of Certain Risks Associated with Our Businesses” beginning on page 5 of this report, including “Risks Related to Doing Business in China” beginning on page 24.

There are legal and operational risks associated with being based in and having all our operations in Hong Kong and China. The Chinese government recently took regulatory actions on certain U.S. listed Chinese companies and made statement that it will exert more oversight and control over offerings and listings by Chinese companies that are conducted overseas, such as those related to the use of variable interest entities and data security or anti-monopoly concerns. On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued an announcement to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws. On December 28, 2021, Cybersecurity Review Measures were published by Cyberspace Administration of China or the CAC, National Development and Reform Commission, Ministry of Industry and Information Technology, Ministry of Public Security, Ministry of State Security, Ministry of Finance, Ministry of Commerce, People’s Bank of China, State Administration of Radio and Television, China Securities Regulatory Commission (“CSRC”), State Secrecy Administration and State Cryptography Administration and became effective on February 15, 2022, which provides that, Critical Information Infrastructure Operators (“CIIOs”) that purchase internet products and services and Online Platform Operators  engaging in data processing activities that affect or may affect national security shall be subject to the cybersecurity review by the Cybersecurity Review Office. On November 14, 2021, CAC published the Administration Measures for Cyber Data Security (Draft for Public Comments), or the “Cyber Data Security Measure (Draft)”, which requires cyberspace operators with personal information of more than 1 million users who want to list abroad to file a cybersecurity review with the Office of Cybersecurity Review. On April 2, 2022, the CSRC released the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments), which provide that a domestic company that seeks to offer and list its securities in a overseas market shall strictly abide by applicable PRC laws and regulations, enhance legal awareness of keeping state secrets and strengthening archives administration, institute a sound confidentiality and archives administration system, and take necessary measures to fulfill confidentiality and archives administration obligations.

On July 7, 2022, CAC promulgated the Measures for the Security Assessment of Data Cross-border Transfer, effective on September 1, 2022, which requires the data processors to apply for data cross-border security assessment coordinated by the CAC under the following circumstances: (i) any data processor transfers important data to overseas; (ii) any critical information infrastructure operator or data processor who processes personal information of over 1 million people provides personal information to overseas; (iii) any data processor who provides personal information to overseas and has already provided personal information of more than 100,000 people or sensitive personal information of more than 10,000 people to overseas since January 1st of the previous year; and (iv) other circumstances under which the data cross-border transfer security assessment is required as prescribed by the CAC. On February 17, 2023, the CSRC released the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Enterprises (the “New Overseas Listing Rules”) with five interpretive guidelines, which took effect on March 31, 2023. The New Overseas Listing Rules require Chinese domestic enterprises to complete filings with relevant governmental authorities and report related information under certain circumstances, such as: a) an issuer making an application for initial public offering and listing in an overseas market; b) an issuer making an overseas securities offering after having been listed on an overseas market; c) a domestic company seeking an overseas direct or indirect listing of its assets through single or multiple acquisition(s), share swap, transfer of shares or other means. The required filing scope is not limited to the initial public offering, but also includes subsequent overseas securities offering, single or multiple acquisition(s), share swap, transfer of shares or other means to seek an overseas direct or indirect listing and a secondary listing or dual major listing of issuers already listed overseas. According to the Notice on Arrangements for Overseas Securities Offering and Listing by Domestic Enterprises, published by the CSRC on February 17, 2023, a company that (i) has already completed overseas listing or (ii) has already obtained the approval for the offering or listing from overseas securities regulators or exchanges but has not completed such offering or listing before effective date of the new rules and also completes the offering or listing before September 30, 2023 will be considered as an existing listed company and is not required to make any filing until it conducts a new offering in the future. Furthermore, upon the occurrence of any of the material events specified below after an issuer has completed its offering and listed its securities on an overseas stock exchange, the issuer shall submit a report thereof to the CSRC within 3 working days after the occurrence and public disclosure of the event: (i) change of control; (ii) investigations or sanctions imposed by overseas securities regulatory agencies or other competent authorities; (iii) change of listing status or transfer of listing segment; or (iv) voluntary or mandatory delisting. The new rules provide that the determination as to whether a domestic company is indirectly offering and listing securities on an overseas market shall be made on a substance over form basis, and if the issuer meets the following conditions, the offering and listing shall be determined as an indirect overseas offering and listing by a Chinese domestic company: (i) any of the revenue, profit, total assets or net assets of the Chinese domestic entity is more than 50% of the related financials in the issuer’s audited consolidated financial statements for the most recent fiscal year; (ii) the senior managers in charge of business operation and management of the issuer are mostly Chinese citizens or with regular domicile in China, the main locations of its business operations are in China or main business activities are conducted in China.

We are headquartered in Hong Kong with all our executive officers and directors based in Hong Kong who are not Chinese citizens and most of our revenues and profits are generated by our subsidiaries in China. As of the date of this report, these new laws and guidelines have not impacted the Company’s ability to conduct its business, accept foreign investments, or list and trade on a U.S. or other foreign exchange. The Company is headquartered in Hong Kong and it owns 100% equity interest of all its subsidiaries and our VIEs did not conduct any business and we conduct advertising services and believes the new data security or anti-monopoly laws and regulations of China do not apply to the Company or its subsidiaries. However, any change in foreign investment regulations, and other policies in China or related enforcement actions by China government could result in a material change in our operations and the value of our ordinary shares and could significantly limit or completely hinder our ability to offer our ordinary shares to investors or cause the value of our ordinary shares to significantly decline or be worthless. The Company’s auditor is headquartered in the U.S. and it is not subject to the determinations announced by the PCAOB on December 16, 2021, which determinations were vacated on December 15, 2022, and Holding Foreign Companies Accountable Act and related regulations currently do not affect the Company as the Company’s auditor is subject to PCAOB’s inspection on a regular basis.

Permissions Required from the PRC Authorities with respect to the Operations of our PRC Subsidiaries

We conduct substantially all of our business in the PRC through our PRC subsidiaries, which are wholly foreign-owned enterprise in Ningbo, Chengdu and Tianjin, China. The Company has established three newly subsidiaries, NCN (Ningbo) Culture Media Co., Ltd (“NCN Ningbo”), NCN (Chengdu) Culture Media Co., Ltd, (“NCN Chengdu”) and NCN (Tianjin) Culture Co., Ltd (“NCN Tianjin”), each of our PRC subsidiaries is required to obtain, and has obtained, a business license issued by the PRC State Administration for Market Regulation and its local counterparts. Other than business license, we are not required to obtain permit and approval from Chinese authorities to operate our business and to offer the securities being registered to foreign investors.

As of the date of this report and to the Company’s knowledge, we have not received any notice and have not been subject to any penalty or other disciplinary action from any PRC authority for the failure to obtain or the insufficiency of any approval or permit in connection with the conduct or service of our business operations. We have not been denied by any PRC authority with respect to the application of any requisite permissions by us and our PRC subsidiaries in China.

Our PRC subsidiaries are not covered by permissions requirements from the China Securities Regulatory Commission (CSRC), Cyberspace Administration of China (CAC) or any other governmental agency that is required to approve our business and operations. However, the Chinese government may intervene or influence our operations in China or any securities offering at any time, which could result in a material change in our operations and our ordinary shares could decline in value or become worthless. We provide media and advertising services through lightboxes or billboards and services do not pose national security risks, we are not subject to the report requirement under Cybersecurity Review Measures published by Cyberspace Administration of China, National Development and Reform Commission, Ministry of Industry and Information Technology, Ministry of Public Security, Ministry of State Security, Ministry of Finance, Ministry of Commerce, People’s Bank of China, State Administration of Radio and Television, China Securities Regulatory Commission, State Secrecy Administration and State Cryptography Administration on December 28, 2021, which became effective on February 15, 2022.

As of the date of this report, we (1) are not required to obtain permissions from any PRC authorities to issue our ordinary shares to foreign investors, (2) are not subject to permission requirements from CSRC, CAC or any other entity that is required to approve of our operations in China, and (3) have not received or were denied such permissions by any PRC authorities.

We are headquartered in Hong Kong with our chief executive officer, chief financial officer and all members of the board of directors based in Hong Kong who are not Chinese citizens. Although we don’t believe we are a Chinese domestic entity as defined in the New Overseas Listing Rules published by CSRC on February 17, 2023, it is not certain whether we might be determined as a Chinese entity under new rules, which will require us to file related documents with CSRC. Also, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which were made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Given the current PRC regulatory environment, it is uncertain when and whether our PRC subsidiary, will be required to obtain permission from the PRC government in connection with our listing on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. If we or our subsidiaries do not receive or maintain such permissions or approvals, inadvertently conclude that such permissions or approvals are not required, or applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, it could significantly limit or completely hinder our ability to offer or continue to offer our securities to investors and cause the value of our securities to significantly decline or become worthless.

Transfer of Cash To and From Our Subsidiaries

The Company is incorporated in State of Delaware as a holding company with no actual operations and it currently conducts its business through its subsidiaries in China and our corporate headquarter is in Hong Kong. There has been no cash flows and transfers of other assets between the holding company and its subsidiaries other than that as of December 31, 2022, NCN Group Limited (BVI) and NCN Group Management Limited, a wholly owned subsidiaries of the Company have paid approximately $65,708 and $19,103 for corporate expenses on behalf of the holding company respectively and not as the dividend payment or distribution. None of our subsidiaries has made any dividend payment or distribution to our holding company as of the date this report and they have no plans to make any distribution or dividend payment to the holding company in the near future. Neither the Company nor any of its subsidiaries has made any dividends or distributions to U.S. investors as of the date of this report.

Cash may be transferred within our consolidated group in the following manner:

●	we may transfer funds to our subsidiaries by way of capital contributions or loans, through intermediate holding companies or otherwise;

●	we may provide loans to our subsidiaries and vice versa; and

●	our subsidiaries may make dividends or other distributions to us, through intermediate holding companies or otherwise.

We have made the following aggregate cash intercompany payments and transfers from January 1, 2022 to December 31, 2022.

DATE	DISTRIBUTOR		RECIPIENT		AMOUNT	DISCRIPTION

2/24/2022	NCN Group Management	HK to	NCN Group	BVI	US$192	Loan to immediate holding company
4/1/2022	NCN Group	BVI to	NCN Group Management	HK	US$14,569	Repayment of loan
4/20/2022	NCN Group Management	HK to	NCN Group	BVI	US$200	Loan to immediate holding company
5/30/2022	NCN Group Management	HK to	NCN Group	BVI	US$490	Loan to immediate holding company
9/15/2022	NCN Group Management	HK to	NCN Group	BVI	US$1,538	Loan to immediate holding company
9/29/2022	NCN Group	BVI to	NCN Group Management	HK	US$128	Repayment of loan
9/30/2022	NCN Group Management	HK to	ChenXing (Beijing)	PRC	US$1,208	Loan to subsidiary
9/30/2022	NCN Group Management	HK to	NCN (Ningbo)	PRC	US$410	Loan to subsidiary
9/30/2022	NCN Group Management	HK to	Ruibo (Shenzhen)	PRC	US$337	Loan to subsidiary
10/6/2022	NCN Group	BVI to	NCN Group Management	HK	US$1,330	Repayment of loan
10/28/2022	NCN Group Management	HK to	NCN Group	BVI	US$110	Loan to immediate holding company
10/31/2022	NCN Group Management	HK to	NCN Group	BVI	US$115	Loan to immediate holding company
11/4/2022	NCN Group	BVI to	NCN Global	HK	US$14,089	Loan to subsidiary
11/4/2022	NCN Global	HK to	NCN (Ningbo)	PRC	US$14,088	Loan to subsidiary

These payments reflect that cash provided by proceeds from short-term loans from our Hong Kong subsidiary and transfer of funds among our Hong Kong subsidiaries or BVI subsidiaries. Transfers of funds among our Hong Kong subsidiaries or from our Hong Kong subsidiaries to our BVI subsidiaries are free of restrictions. We may transfer of funds from Hong Kong subsidiaries or BVI subsidiaries to PRC subsidiaries are subject to review and conversion of HK$ or US$ to Renminbi Yuan (“RMB”), which represents the SAFE to monitor foreign exchange activities. Under the existing PRC foreign exchange regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements with the banks. Currently, we don’t have any intention to distribute earnings or settle amounts owed under our operating structure.

All transfers of cash are related to the operations of the subsidiaries in the ordinary course of business. For our Hong Kong subsidiaries, our subsidiary in British Virgin Islands and the holding company (“Non-PRC Entities”), there is no restrictions on foreign exchange for such entities and they are able to transfer cash among these entities, across borders and to US investors. Also, there is no restrictions and limitations on the abilities of Non-PRC Entities to distribute earnings from their businesses, including from subsidiaries to the parent company or from the holding company to the U.S. investors as well as the abilities to settle amounts owed.

We may face difficulties or limitations on our ability to transfer cash to any wholly foreign-owned enterprises: Under PRC laws and regulations, our PRC subsidiaries, as wholly foreign-owned enterprises in China, may pay dividends only out of their respective accumulated after-tax profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund certain statutory reserve funds, until the aggregate amount of such funds reaches 50% of its registered capital. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to discretional funds. These reserve funds and discretional funds are not distributable as cash dividends. Remittance of dividends by a wholly foreign-owned company out of China is subject to examination by the banks designated by SAFE and declaration and payment of withholding tax. Additionally, if our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing their debt may restrict their ability to pay dividends or make other distributions or payments to us. As a holding company, we may rely on dividends and other distributions on equity paid by our subsidiaries, including our PRC subsidiaries, for our cash and financing requirements. However, our PRC subsidiaries will not be able to pay dividends until they generate accumulated profits and meet the requirements described above. Also, PRC may impose greater restrictions on our Hong Kong subsidiaries’ abilities to transfer cash out of Hong Kong and to the holding company, which could adversely affect our business, financial condition and results of operations. PRC laws and regulations allow an offshore holding company to provide funding to our wholly owned subsidiary in China only through loans or capital contributions, subject to the filing or approval of government authorities and limits on the amount of capital contributions and loans. Subject to satisfaction of applicable government registration and approval requirements, we may extend inter-company loans to our wholly owned subsidiaries in China or make additional capital contributions to fund their capital expenditures or working capital. For an increase of its registered capital, the subsidiaries need to file such change of registered capital with the MOFCOM or its local counterparts. If the holding company provides funding to its subsidiaries through loans, the total amount of such loans may not exceed the difference between the entity’s total investment as approved by the foreign investment authorities and its registered capital. Such loans must be registered with SAFE or its local branches.

The PRC government may continue to strengthen its capital controls and our PRC subsidiaries’ dividends and other distributions may be subject to tighten scrutiny in the future. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if our subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. There are no other material restrictions on foreign currency restrictions with respect to our ability to transfer payments among our subsidiaries to the holding company and by holding company as a distribution to the holders of the Company.

Summary of Certain Risks Associated with Our Businesses

An investment in our common stock shares involves significant risks. Our businesses are subject to a number of risks that you should consider, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects, and risks and uncertainties related to the continuing COVID-19 pandemic, global economic downturn and the regulatory environment in the PRC and the US. Below is a summary of material risks we face and these risks are discussed more fully in the section titled “Item 1A. Risk Factors.”. In particular, risks associated with our businesses include, but are not limited to, the following:

Risks Related to Our Business

●	The recent global coronavirus COVID-19 outbreak has caused significant disruptions to our business, which we expect will continue to materially and adversely affect our results of operations and financial condition.
●	We have a limited operating history in a competitive and rapidly evolving industry; it may be difficult to evaluate our prospects, and we may not be able to effectively manage our growth.
●	We have incurred losses and substantial doubt exists about our ability to continue as a going concern. We may not be able to generate sufficient operating cash flows and working capital. Failure to manage our liquidity and cash flows may materially and adversely affect our financial condition and results of operations. As a result, we may need additional capital, and financing may not be available on terms acceptable to us, or at all.
●	The media and advertising industry is highly competitive and our inability to compete with companies that are larger and better capitalized than we are may adversely affect our business and results of operations.
●	We may not be able to recruit and retain key personnel, particularly sales and marketing personnel, which could have material and adverse effects on our business, financial condition and results of operations.
●	Our business depends on the continued efforts of our senior management. If one or more of our key executives were unable or unwilling to continue in their present positions, our business may be severely disrupted.
●	We face risks associated with managing operations in China, any of which could decrease our sales or earnings and could significantly limit or completely hinder our ability to offer our ordinary shares to investors and cause the value of such securities to significantly decline or be worthless.
●	We rely on the maintenance of business relationships with our clients.
●	We have limited business insurance coverage for our PRC subsidiaries. In the event that adequate insurance is not available or our insurance is not deemed to cover a claim, we could face liability.
●	Our subsidiaries are required to comply with relevant rules and regulations in China, failure to do so could have a material adverse effect on us.
●	We may be subject to intellectual property infringement claims, which may force us to incur substantial legal expenses and could potentially result in judgments against us, which may materially disrupt our business.
●	We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

Risks related to our Common Stock

●	Although publicly traded, the trading market in our common stock has been substantially less liquid than the average trading market for a stock quoted on the OTC Market and this low trading volume may adversely affect the price of our common stock.
●	The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when you want to sell your holdings.
●	A decline in the price of our shares of common stock could affect our ability to raise further working capital and adversely impact our operations.
●	If we issue additional shares, this may result in dilution to our existing stockholders.
●	Stockholders should have no expectation of any dividends.

Risks Related to Doing Business in China

●	Changes in the China’s economic, political or social conditions or government policies could have a material adverse effect on our business and results of operations.
●	Uncertainties and quick change in the interpretation and enforcement of Chinese laws and regulations with little advance notice could result in a material and negative impact on our business operation, decrease the value of our common stock and limit the legal protections available to us.
●	The Chinese government exerts substantial influence over the manner in which its subsidiaries and VIEs y must conduct their business activities.
●	Neither the Government of the PRC nor the Chinese legal system has ever formally acknowledged the legality of using a VIE-type contractual arrangement where direct ownership of a Chinese entity is forbidden.
●	Once a company use the VIE structure, it might rely on contractual arrangements to exercise control over the company with native shareholders (“Operation Company”), which may not be as effective as direct ownership in providing operational control.
●	If we are classified as a PRC resident enterprise for PRC income tax purposes, such classification could result in unfavorable tax consequences to us and our non-PRC shareholders.
●	Any failure to comply with PRC regulations regarding the registration requirements for employee stock incentive plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.
●	Substantial uncertainties exist with respect to the interpretation and implementation of the newly enacted PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance, business operations and financial results.
●	Regulatory bodies of the United States may be limited in their ability to conduct investigations or inspections of our operations in China.
●	The Holding Foreign Companies Accountable Act, or HFCAA and the related regulations might pose regulatory risks to and impose restrictions on us because of our operations in mainland China.

Risks Related to Doing Business in Hong Kong

●	The Hong Kong legal system and political environment embodies uncertainties which could limit the legal protections available to you and us.
●	Devaluation of the Hong Kong dollar could affect our financial conditions and results of operations.
●	It will be difficult to acquire jurisdiction and enforce liabilities against us, our officers, directors and assets based in Hong Kong.

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

Corporate Structure

The following chart reflects our organization structure as of the date of this annual report:

"Network CN Inc. (""NWCN"") (Delaware, U.S.A.)" Type 1 Co Director: 1) Earnest Leung 2) Shirley Cheng 3) Frederick Wong
100%
NCN Group Limited ("NCN Group") (a BVI company) Type 1 Co Director: 1) Earnest Leung 2) Shirley Cheng
100%
NCN Media Services Limited (a BVI company) Type 1 Co Director: 1) Earnest Leung 2) Shirley Cheng
100%
NCN Group Management Limited (a Hong Kong company) Type 2 Co Director: Earnest Leung
100%
NCN Huamin Management Consultancy (Beijing) Company Limited ("NCN Huamin") (a PRC company, WFOE) Type 3 Co <See b> Director: Chan Yuen Fan
100%
Crown Eagle Investments Limited (a Hong Kong company) Type 1 Co Director: Earnest Leung
100%
NCN Group (Global) Limited (a Hong Kong company) Type 1 Co Director: Earnest Leung
100%
ChenXing (Beijing) Advertising Co., Ltd ("ChenXing") (a PRC company, WFOE) Type 1 Co Director: Tay, Michelle Wen Ci Registered Capital: $1,000,000
100%
Ruibo (Shenzhen) Advertising Co., Ltd ("Ruibo") (a PRC company, WFOE) Type 1 Co Director: Tay, Wen Wai Mavis Registered Capital: $1,000,000
100%
NCN (Tianjin) Culture Co., Ltd. (a PRC company, WFOE) Type 4 Co Director: Qi, Hao Registered Capital: ¥5,000,000
100%
NCN (Chengdu) Culture Media Co., Ltd (a PRC company, WFOE) Type 4 Co Director: Yang, Wuqiang Registered Capital: ¥5,000,000
100%
NCN (Beijing) Advertising Co., Ltd. (a PRC company, WFOE) Type 4 Co Director: Tay, Michelle Wen Ci Registered Capital: ¥5,000,000
100%
NCN (Nanjing) Culture Co., Ltd. (a PRC company, WFOE) Type 4 Co Director: Tay, Michelle Wen Ci Registered Capital: ¥5,000,000
100%
NCN (Ningbo) Culture Media Co., Ltd. (a PRC company, WFOE) Type 4 Co Director: Tay, Michelle Wen Ci Registered Capital: ¥5,000,000

Note <a> Other Contractual Arrangements

Beijing Hizhong Bona Media Advertising Co., Ltd ("Bona")

Lianhe was a wholly foreign owned enterprise of Cityhorizon and we effectively owned 100% of the equity interest in Lianhe and Lianhe to enter into a series of commercial agreements with Bona and their registered PRC shareholders who held the equity interest on behalf of us through trust arrangements and were obligated to follow our instruction. There was no consideration provided by Lianhe to Bona or their shareholders in exchange for entering into these commercial agreements. Pursuant to these commercial agreements, Lianhe is obligated to provide exclusive technology and management consulting services to Bona in exchange for service fees amounting to substantially all of the net income of Bona. Each of the registered PRC shareholders of Bona also entered into equity pledge agreements and option agreements with Lianhe. Pursuant to these equity pledge agreements and option agreements, each shareholder pledged its equity interest in Bona for the performance of payment obligations of Bona under the exclusive technology and management consulting services agreements. In addition, the shareholders of Bona assigned to Lianhe all their voting rights as shareholders of Bona and Lianhe has the option to acquire the equity interests of Bona at a mutually agreed purchase price that will first be used to repay any loans payable to Lianhe or any affiliate of Lianhe by the registered shareholders of Bona.

Xingpin Shanghai Advertising Limited ("Xingpin")

On December 2013, we established a PRC company, Xingpin and we effectively owned 100% of the equity interest in Xingpin by causing the shareholers of Xingpin to enter into the equity pledge agreements. The registered PRC shareholders of Xingpin is Mr. Tian Hai Bin. Xingpin did not commence business since its incorporation.

Note <b> The subsidiary/variable interest entity’s business license has been revoked.

Note <c> The subsidiary/variable interest entity was classified as abnormal operation business.

Note <d> Deregistration of the company is in progress.

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

Government Regulation

Regulations of People’s Republic of China

Regulations Relating to Foreign Investment Negative List of Industries for Foreign Investment

Investment activities in the PRC by foreign investors are principally governed by the Guidance Catalogue of Industries for Foreign Investment, or the Guidance Catalog, which was promulgated and is amended from time to time by the Ministry of Commerce, or MOFCOM, and the National Development and Reform Commission, or NDRC. The Guidance Catalog lays out the basic framework for foreign investment in the PRC, classifying businesses into three categories with regard to foreign investment: “encouraged,” “restricted” and “prohibited.” Industries not listed in the catalog are generally deemed as falling into a fourth category “permitted” unless specifically restricted by other PRC laws. In addition, in December 2021 the MOFCOM and the National Development and Reform Commission promulgated the Special Management Measures (Negative List) for the Access of Foreign Investment, or the 2021 Negative List, became effective on January 1, 2022, and industries not listed in the Negative List shall be administered under the principle of equal treatment to domestic and foreign investment. In the meantime, relevant competent government departments will formulate a catalogue of industries for which foreign investments are encouraged according to the needs for national economic and social development, to list the specific industries, fields and regions in which foreign investors are encouraged and guided to invest. The Encouraged Industry Catalogue for Foreign Investment (2020 version), or the 2020 Encouraged Industry Catalogue, was promulgated by the NDRC and MOFCOM and took effect on January 27, 2021. Industries not listed in these two categories are generally deemed “permitted” for foreign investment unless specifically restricted by other PRC laws.

To comply with PRC laws and regulations, we rely on equity investment with our WFOE subsidiaries to operate our business in the PRC. Each WFOE is identified on the organization chart included in the subsection of Corporate Structure in this Report. PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from making loans to or make additional capital contributions to our PRC subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand our business. As of the date of this Report, the Company is able to comply with this regulation without significant effect on our consolidated operations because of our WFOE structure. If the Company is not able to comply with these regulations with its WFOE structure or otherwise, then the Company would likely have significant restrictions on its operations in the PRC which would significantly limit our ability to conduct our business in the PRC and/or distribute net earnings to our consolidated group and to our shareholders.

Foreign Investment Law

On March 15, 2019, the National People’s Congress approved the Foreign Investment Law, which became effective on January 1, 2020 and replaced three existing laws on foreign investments in the PRC, namely, the PRC Equity Joint Venture Law, the PRC Cooperative Joint Venture Law and the Wholly Foreign-owned Enterprise Law, together with their implementation rules and ancillary regulations. Furthermore, the Implementing Regulations of the Foreign Investment Law of the PRC, or the Implementing Regulations of FIL, was promulgated on December 26, 2019 and became effective on January 1, 2020. The Foreign Investment Law embodies an expected PRC regulatory trend to rationalize its foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic invested enterprises in the PRC. The Foreign Investment Law established the basic framework for the access to, and the promotion, protection and administration of foreign investments in view of investment protection and fair competition.

According to the Foreign Investment Law and the Implement the Implementing Regulations of FIL, “foreign investment” refers to investment activities directly or indirectly conducted by one or more natural persons, business entities, or otherwise organizations of a foreign country (collectively referred to as “foreign investor”) within the PRC, and the investment activities include the following situations: (i) a foreign investor, individually or collectively with other investors, establishes a foreign-invested enterprise within the PRC; (ii) a foreign investor acquires stock shares, equity shares, shares in assets, or other like rights and interests of an enterprise within the PRC; (iii) a foreign investor, individually or collectively with other investors, invests in a new project within the PRC; and (iv) investments in other means as provided by laws, administrative regulations, or the State Council.

The Foreign Investment Law provides that foreign invested entities operating in foreign restricted or prohibited industries will require market entry clearance and other approvals from relevant PRC governmental authorities. The current industry entry clearance requirements governing investment activities in the PRC by foreign investors are set out in 2019 Negative List. It is unclear that 2019 Negative List will be updated upon the effectiveness of Foreign Investment Law.

Furthermore, the Foreign Investment Law provides that foreign invested enterprises established according to the existing laws regulating foreign investment may maintain their structure and corporate governance within five years after the implementing of the Foreign Investment Law.

In addition, the Foreign Investment Law also provides several protective rules and principles for foreign investors and their investments in the PRC, including, among other things, that local governments shall abide by their commitments to the foreign investors; foreign-invested enterprises are allowed to issue stocks and corporate bonds; except for special circumstances, in which case statutory procedures shall be followed and fair and reasonable compensation shall be made in a timely manner, expropriation or requisition of the investment of foreign investors is prohibited; mandatory technology transfer is prohibited; and the capital contributions, profits, capital gains, proceeds out of asset disposal, licensing fees of intellectual property rights, indemnity or compensation legally obtained, or proceeds received upon settlement by foreign investors within the PRC, may be freely remitted inward and outward in RMB or a foreign currency. Also, foreign investors or the foreign investment enterprise should be subject to legal liabilities for failing to report investment information in accordance with the requirements.

According to the Foreign Investment Law and the Implement the Implementing Regulations of FIL, “foreign investment” refers to investment activities directly or indirectly conducted by one or more natural persons, business entities, or otherwise organizations of a foreign country (collectively referred to as “foreign investor”) within the PRC, and the investment activities include the following situations: (i) a foreign investor, individually or collectively with other investors, establishes a foreign-invested enterprise within the PRC; (ii) a foreign investor acquires stock shares, equity shares, shares in assets, or other like rights and interests of an enterprise within the PRC; (iii) a foreign investor, individually or collectively with other investors, invests in a new project within the PRC; and (iv) investments in other means as provided by laws, administrative regulations, or the State Council.

The Foreign Investment Law provides that foreign invested entities operating in foreign restricted or prohibited industries will require market entry clearance and other approvals from relevant PRC governmental authorities. The current industry entry clearance requirements governing investment activities in the PRC by foreign investors are set out in 2019 Negative List. It is unclear that 2019 Negative List will be updated upon the effectiveness of Foreign Investment Law.

Furthermore, the Foreign Investment Law provides that foreign invested enterprises established according to the existing laws regulating foreign investment may maintain their structure and corporate governance within five years after the implementing of the Foreign Investment Law.

In addition, the Foreign Investment Law also provides several protective rules and principles for foreign investors and their investments in the PRC, including, among other things, that local governments shall abide by their commitments to the foreign investors; foreign-invested enterprises are allowed to issue stocks and corporate bonds; except for special circumstances, in which case statutory procedures shall be followed and fair and reasonable compensation shall be made in a timely manner, expropriation or requisition of the investment of foreign investors is prohibited; mandatory technology transfer is prohibited; and the capital contributions, profits, capital gains, proceeds out of asset disposal, licensing fees of intellectual property rights, indemnity or compensation legally obtained, or proceeds received upon settlement by foreign investors within the PRC, may be freely remitted inward and outward in RMB or a foreign currency. Also, foreign investors or the foreign investment enterprise should be subject to legal liabilities for failing to report investment information in accordance with the requirements.

Regulations Relating to Cyber Security and Data Security

Cyber Security Law

The SCNPC promulgated the Cyber Security Law in November 2016, which became effective in June 2017, to protect cyberspace security and order. Pursuant to the Cyber Security Law, any individual or organization using the network must comply with the Constitution and the applicable laws, follow the public order and respect social moralities, and must not endanger cyber security, or engage in activities by making use of the network that endanger the national security, honor and interests, or infringe on the fame, privacy, intellectual property and other legitimate rights and interests of others.

The Cyber Security Law sets forth various security protection obligations for network operators, which are defined as “owners and administrators of networks and network service providers”, including, among others, complying with a series of requirements of tiered cyber protection systems, verifying users’ real identity, localizing the personal information and important data gathered and produced by key information infrastructure operators during operations within the China and providing assistance and support to government authorities where necessary for protecting national security and investigating crimes.

Data Security Law

The Data Security Law of the PRC, which was promulgated by the SCNPC in June 2021 and took effect in September 2021, provides that China shall establish a data classification and grading protection system, formulate the important data catalogs to enhance the protection of important data. Processors of important data shall specify the person responsible for data security and management agencies to implement data security protection responsibilities. Relevant authorities will establish the measures for the cross-border transfer of important data. If any company violates the Data Security Law of the PRC to provide important data outside China, such company may be punished by administration sanctions, including penalties, fines, and/or suspension of relevant business or revocation of the business license.

The Opinions on Strictly Cracking Down on Illegal Securities Activities in Accordance with the Law, which were issued by the General Office of the State Council and another authority in July 2021, require to speed up the revision of legislation on strengthening the confidentiality and archives coordination between regulators related to overseas issuance and listing of securities, and improvement to the legislation on data security, cross-border data flow, and management of confidential information. On December 28, 2021, the Cyberspace Administration of China and other related authorities released the Measures for Cybersecurity Review, or the Cybersecurity Review Measures, which came into effect on February 15, 2022 and replaced the original Measures for Cybersecurity Review promulgated on April 13, 2020. The Cybersecurity Review Measures provides that, among others, an application for cyber security review shall be made by an issuer who is an internet platform operator before such issuer’s securities may be listed in a foreign country if the issuer possesses personal information of more than one million users, and that the relevant governmental authorities in the PRC may initiate cybersecurity review if such governmental authorities determine that an operator’s cyber products or services or data processing affect or may affect national security.

On November 14, 2021, the Cyberspace Administration of China promulgated the Network Data Security Administration Regulations (Draft for Comments) (the “Draft Data Security Regulations”), which propose to provide more detailed guidelines on the current rules on various aspects of data processing, including the processors’ announcement of data processing rules, obtaining consents and separate consents, security of important data and cross-border transfer of data, and further obligations of platform operators. Specifically, the Draft Data Security Regulations propose to provide that data processors conducting the following activities shall apply for cybersecurity review: (i) merger, reorganization or spin-off of internet platform operators that possess a large number of data resources related to national security, economic development and public interests that affects or may affect national security; (ii) listing abroad of data processors processing the personal information of more than one million users; (iii) listing in Hong Kong of data processors that affects or may affect national security; and (iv) other data processing activities that affect or may affect national security. The Draft Data Security Regulations also requires data processors processing over one million users’ personal information to comply with rules on processors of important data, including but not limited to carry out the data security assessment annually and file the report with competent authorities.

Regulations on Environmental Protection and Work Safety

Regulations on Environmental Protection

Pursuant to the Environmental Protection Law of the PRC promulgated by the Standing Committee of the National People’s Congress (“SCNPC”) on December 26, 1989, amended on April 24, 2014 and effective on January 1, 2015, any entity which discharges or will discharge pollutants during the course of its operations or other activities must implement effective environmental protection safeguards and procedures to control and properly treat waste gas, waste water, waste residue, dust, malodorous gases, radioactive substances, noise vibrations, electromagnetic radiation and other hazards produced during such activities. The preparation of relevant development and utilization plans and the construction of the projects having impact on environment shall be subject to environmental impact assessment in accordance with the law. Furthermore, the enterprises and business operators on which the management system for the pollutants discharge permit and registration is implemented shall discharge pollutants according to their respective pollutants discharge permits or registrations and shall not discharge pollutants without obtaining a pollutants discharge permit or registration.

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

Regulations on Intellectual Property Rights

The PRC has adopted comprehensive legislation governing intellectual property rights, including copyrights, patents, trademarks and domain names.

Copyright. Copyright in the PRC, including copyrighted software, is principally protected under the Copyright Law of the PRC promulgated in February 2010 which took effect in April 2010 (the “Copyright Law”) which has been amended by SCNPC on November 11, 2020 and became effective on June 1, 2021, and related rules and regulations. Under the Copyright Law, the term of protection for copyrighted software of legal persons is 50 years and ends on December 31 of the 50th year from the date of first publishing of the software.

Patent. The Patent Law of the PRC promulgated in December 2008, which became effective in October 2009 and recently has been amended by SCNPC on October 17, 2020 and became effective on June 1, 2021, provides for patentable inventions, utility models and designs. An invention or utility model for which patents may be granted shall have novelty, creativity and practical applicability. The State Intellectual Property Office under the State Council is responsible for examining and approving patent applications. The protection period is 20 years for inventions and 10 years for utility models and designs, all of which commence from the date of application of patent rights under current Patent Law of the PRC. The protection period has been slightly amended in recent amendment which became effective on June 1, 2021. The terms of protection for invention and utility patents will still be 20 years and 10 years, respectively, in general. The term of protection for a design patent will be extended from 10 years to 15 years. In addition, for invention patents, in case it is only granted after 4 years or more from its filing date or 3 years or more after a request for substantive examination date, the applicant can request for an extension of protection term for any unreasonable delay.

Trademark. The Trademark Law of the PRC promulgated in August 2013 which took effect in May 2014 (the “Trademark Law”) and it was last amended on April 23, 2019 and the amendments became effective on November 11, 2019. Its implementation rules protect registered trademarks. The Trademark Office of National Intellectual Property Administration, PRC, formerly the PRC Trademark Office of the State Administration of Market Regulation is responsible for the registration and administration of trademarks throughout the PRC. The Trademark Law has adopted a “first-to-file” principle with respect to trademark registration. The validity period of registered trademarks is 10 years from the date of approval of trademark application and may be renewed for another 10 years provided relevant application procedures have been completed within 12 months before the end of the validity period.

Domain Name. Domain names are protected under the Administrative Measures for the Internet Domain Names of the PRC promulgated by the Ministry of Industry and Information Technology of the PRC effective on December 20, 2004 and the Administrative Measures for Internet Domain Names promulgated by Ministry of Industry and Information Technology(“MIIT”), effective on November 1, 2017 (the “Domain Name Measures”). MIIT is the major regulatory body responsible for the administration of the PRC internet domain names. The Domain Names Measures has adopted a “first-to-file” principle with respect to the registration of domain names.

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

Regulations relating to Foreign Exchange

General Administration of Foreign Exchange

Under the PRC Foreign Currency Administration Rules promulgated on January 29, 1996 and most recently amended on August 5, 2008 and various regulations issued by the State Administration of Foreign Exchange of the PRC, or the SAFE and other relevant PRC government authorities, Renminbi is convertible into other currencies for current account items, such as trade-related receipts and payments and payment of interest and dividends. The conversion of Renminbi into other currencies and remittance of the converted foreign currency outside the PRC for of capital account items, such as direct equity investments, loans and repatriation of investment, requires the prior approval from the SAFE or its local office.

Payments for transactions that take place within the PRC must be made in Renminbi. Unless otherwise approved, PRC companies may not repatriate foreign currency payments received from abroad or retain the same abroad. Foreign-invested enterprises may retain foreign exchange in accounts with designated foreign exchange banks under the current account items subject to a cap set by the SAFE or its local office. Foreign exchange proceeds under the current accounts may be either retained or sold to a financial institution engaged in settlement and sale of foreign exchange pursuant to relevant SAFE rules and regulations. For foreign exchange proceeds under the capital accounts, approval from the SAFE is generally required for the retention or sale of such proceeds to a financial institution engaged in settlement and sale of foreign exchange.

Pursuant to the Circular of the SAFE on Further Improving and Adjusting Foreign Exchange Administration Policies for Direct Investment, or the SAFE Circular 59, promulgated by SAFE on November 19, 2012, which became effective on December 17, 2012 and subsequently amended from time to time, approval of SAFE is not required for opening a foreign exchange account and depositing foreign exchange into the accounts relating to the direct investments. The SAFE Circular 59 also simplified foreign exchange-related registration required for the foreign investors to acquire the equity interests of Chinese companies and further improve the administration on foreign exchange settlement for foreign-invested enterprises.

The Circular on Further Simplifying and Improving the Foreign Currency Management Policy on Direct Investment, or the SAFE Circular 13, effective from June 1, 2015, cancels the administrative approvals of foreign exchange registration of direct domestic investment and direct overseas investment and simplifies the procedure of foreign exchange-related registration. Pursuant to the SAFE Circular 13, the investors shall register with banks for direct domestic investment and direct overseas investment.

The Circular on Reforming the Management Approach regarding the Settlement of Foreign Capital of Foreign-invested Enterprise, or the SAFE Circular 19, which was promulgated by the SAFE on March 30, 2015 and became effective on June 1, 2015, provides that a foreign-invested enterprise may, according to its actual business needs, settle with a bank the portion of the foreign exchange capital in its capital account for which the relevant foreign exchange administration has confirmed monetary capital contribution rights and interests (or for which the bank has registered the injection of the monetary capital contribution into the account). Pursuant to the SAFE Circular 19, for the time being, foreign-invested enterprises are allowed to settle 100% of their foreign exchange capital on a discretionary basis; a foreign-invested enterprise shall truthfully use its capital for its own operational purposes within the scope of business; where an ordinary foreign-invested enterprise makes domestic equity investment with the amount of foreign exchanges settled, the invested enterprise must first go through domestic re-investment registration and open a corresponding account for foreign exchange settlement pending payment with the foreign exchange administration or the bank at the place where it is registered.

The Circular on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement of Capital Accounts, or the SAFE Circular 16, which was promulgated by the SAFE and became effective on June 9, 2016, provides that enterprises registered in the PRC may also convert their foreign debts from foreign currency into Renminbi on self-discretionary basis. The SAFE Circular 16 also provides an integrated standard for conversion of foreign exchange under capital account items (including but not limited to foreign currency capital and foreign debts) on self-discretionary basis, which applies to all enterprises registered in the PRC.

In January 2017, SAFE promulgated the Circular on Further Improving Reform of Foreign Exchange Administration and Optimizing Genuineness and Compliance Verification, or Circular 3, which stipulates several capital control measures with respect to the outbound remittance of profits from domestic entities to offshore entities, including (i) banks must check whether the transaction is genuine by reviewing board resolutions regarding profit distribution, original copies of tax filing records and audited financial statements, and (ii) domestic entities must retain income to account for previous years’ losses before remitting any profits. Moreover, pursuant to Circular 3, domestic entities must explain in detail the sources of capital and how the capital will be used, and provide board resolutions, contracts and other proof as a part of the registration procedure for outbound investment.

On October 23, 2019, SAFE issued Circular of the State Administration of Foreign Exchange on Further Promoting the Facilitation of Cross-border Trade and Investment, or the Circular 28, which took effect on the same day. Circular 28 allows non-investment foreign-invested enterprises to use their capital funds to make equity investments in China, provided that such investments do not violate the effective special entry management measures for foreign investment (negative list) and the target investment projects are genuine and in compliance with laws. Since Circular 28 was issued only recently, its interpretation and implementation in practice are still subject to substantial uncertainties.

Pursuant to the SAFE Circular 13 and other laws and regulations relating to foreign exchange, when setting up a new foreign invested enterprise, the foreign invested enterprise shall register with the bank located at its registered place after obtaining the business license, and if there is any change in capital or other changes relating to the basic information of the foreign-invested enterprise, including without limitation any increase in its registered capital or total investment, the foreign invested enterprise must register such changes with the bank located at its registered place after obtaining approval from or completing the filing with competent authorities. Pursuant to the relevant foreign exchange laws and regulations, the above-mentioned foreign exchange registration with the banks will typically take less than four weeks upon the acceptance of the registration application.

According to the Foreign Investment Law, Measures for Reporting of Information on Foreign Investment, promulgated by MOFCOM, and State Administration for Market Regulation, or the SAMR on December 30, 2019 and became effective on January 1, 2020, the Administrative Rules on the Company Registration, which was promulgated by the State Council on June 24, 1994, became effective on July 1, 1994 and latest amended on February 6, 2016, and other laws and regulations governing the foreign invested enterprises and company registrations, the establishment of a foreign invested enterprise and any capital increase and other major changes in a foreign invested enterprise shall be registered with the SAMR, or its local counterparts, and investment information shall be submitted to the competent commerce authorities through the enterprise registration system and the National Enterprise Credit Information Publicity System, if such foreign invested enterprise does not involve special access administrative measures prescribed by the PRC government.

Based on the forgoing, if we intend to provide funding to our wholly foreign owned subsidiaries through a capital injection at or after their establishment, we must register the establishment thereof and any follow-on capital increase in our wholly foreign owned subsidiaries with the SAMR or its local counterparts, submit such information via the enterprise registration system and the National Enterprise Credit Information Publicity System and register such with the local banks for the foreign exchange related matters.

Offshore Investment

Under the Circular of the State Administration of Foreign Exchange on Issues Concerning the Foreign Exchange Administration over the Overseas Investment and Financing and Round-trip Investment by Domestic Residents via Special Purpose Vehicles, or the SAFE Circular 37, issued by the SAFE and effective on July 4, 2014, PRC residents are required to register with the local SAFE branch prior to contributing assets or equity interests in an offshore special purpose vehicle, or SPV, which is defined as offshore enterprises directly established or indirectly controlled by PRC residents for investment and financing purposes, with the enterprise assets or interests they hold in China or overseas. The term “control” means obtain the operation rights, right to proceeds or decision-making power of a SPV through acquisition, trust, holding shares on behalf of others, voting rights, repurchase, convertible bonds or other means. An amendment to registration or subsequent filing with the local SAFE branch by such PRC resident is also required if there is any change in basic information of the offshore company or any material change with respect to the capital of the offshore company. At the same time, the SAFE has issued the Operation Guidance for the Issues Concerning Foreign Exchange Administration over Round-trip Investment regarding the procedures for SAFE registration under the SAFE Circular 37, which became effective on July 4, 2014 as an attachment of Circular 37.

Under the relevant rules, failure to comply with the registration procedures set forth in the SAFE Circular 37 may result in bans on the foreign exchange activities of the relevant onshore company, including the payment of dividends and other distributions to its offshore parent or affiliates, and may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations.

Regulations on Dividend Distribution

The principal laws and regulations regulating the dividend distribution of dividends by foreign-invested enterprises in the PRC include the PRC Company Law, as amended in 1999, 2004, 2005, 2013 and 2018, and Foreign Investment Law and the Implement the Implementing Regulations of FIL which replaced the Wholly Foreign-owned Enterprise Law promulgated in 1986 and amended in 2000 and 2016 and its implementation regulations promulgated in 1990 and subsequently amended in 2001 and 2014, the PRC Equity Joint Venture Law promulgated in 1979 and subsequently amended in 1990, 2001 and 2016 and its implementation regulations promulgated in 1983 and subsequently amended in 1986, 1987, 2001, 2011 and 2014, and the PRC Cooperative Joint Venture Law promulgated in 1988 and amended in 2000, 2016 and 2017 and its implementation regulations promulgated in 1995 and amended in 2014 and 2017. Under the current regulatory regime in the PRC, foreign-invested enterprises in the PRC may pay dividends only out of their retained earnings, if any, determined in accordance with PRC accounting standards and regulations. A PRC company is required to set aside as statutory reserve funds of at least 10% of its after-tax profit, until the cumulative amount of such reserve funds reaches 50% of its registered capital unless laws regarding foreign investment provide otherwise. A PRC company shall not distribute any profits until any losses from prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year.

Regulations Relating to M&A Rule and Overseas Listing in the PRC

On August 8, 2006, six PRC governmental and regulatory agencies, including MOFCOM and CSRC, promulgated the Rules on Acquisition of Domestic Enterprises by Foreign Investors, or the M&A Rules, governing the mergers and acquisitions of domestic enterprises by foreign investors that became effective on September 8, 2006 and was revised on June 22, 2009. The M&A Rules, among other things, require that if an overseas company established or controlled by PRC companies or individuals, or PRC Citizens, intends to acquire equity interests or assets of any other PRC domestic company affiliated with the PRC Citizens, such acquisition must be submitted to MOFCOM for approval. The M&A Rules also requires that an offshore SPV that is controlled directly or indirectly by the PRC companies or individuals and that has been formed for overseas listing purposes through acquisitions of PRC domestic interest held by such PRC companies or individuals, shall obtain the approval of CSRC prior to overseas listing and trading of such SPV’s securities on an overseas stock exchange.

Regulations Relating to Taxes

Income Tax

The PRC Enterprise Income Tax Law, or the EIT Law, imposes a uniform enterprise income tax rate of 25% on all PRC resident enterprises, including foreign-invested enterprises, unless they qualify for certain exceptions. The enterprise income tax is calculated based on the PRC resident enterprise’s global income as determined under PRC tax laws and accounting standards. If a non-resident enterprise sets up an organization or establishment in the PRC, it will be subject to enterprise income tax for the income derived from such organization or establishment in the PRC and for the income derived from outside the PRC but with an actual connection with such organization or establishment in the PRC. The EIT Law and its implementation rules permit certain “high and new technology enterprises strongly supported by the state” that independently own core intellectual property and meet statutory criteria, to enjoy a reduced 15% enterprise income tax rate. In January 2016, the SAT, the Ministry of Science and Technology and the MOF jointly issued the Administrative Rules for the Certification of High and New Technology Enterprises specifying the criteria and procedures for the certification of High and New Technology Enterprises.

On April 22, 2009, the SAT issued the Circular of the State Administration of Taxation on Issues Relating to Identification of PRC-Controlled Overseas Registered Enterprises as Resident Enterprises in Accordance With the De Facto Standards of Organizational Management, or the SAT Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China. Although this circular only applies to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreigners, the criteria set forth in the circular may reflect the SAT’s general position on how the “de facto management body” text should be applied in determining the tax resident status of all offshore enterprises. According to the SAT Circular 82, an offshore incorporated enterprise controlled by a PRC enterprise or a PRC enterprise group will be regarded as a PRC tax resident by virtue of having its “de facto management body” in China and will be subject to PRC enterprise income tax on its global income only if all of the following conditions are met: (i) the primary location of the day-to-day operational management is in the PRC; (ii) decisions relating to the enterprise’s financial and human resource matters are made or are subject to approval by organizations or personnel in the PRC; (iii) the enterprise’s primary assets, accounting books and records, company seals, and board and shareholder resolutions, are located or maintained in the PRC; and (iv) at least 50% of voting board members or senior executives habitually reside in the PRC. Further to SAT Circular 82, on July 27, 2011, the SAT issued the Announcement of the State Administration of Taxation on Printing and Distributing the Administrative Measures for Income Tax on PRC-controlled Resident Enterprises Incorporated Overseas (Trial Implementation), or the SAT Bulletin 45, which took effect in September 2011, to provide more guidance on the implementation of SAT Circular 82. SAT Bulletin 45 provides for procedures and administration details for determination of resident status and administration on post-determination matters.

Value-added Tax

The Provisional Regulations of the PRC on Value-added Tax, the VAT Regulation, were promulgated by the State Council on December 13, 1993 and came into effect on January 1, 1994 which were subsequently amended from time to time. The Detailed Rules for the Implementation of the Provisional Regulations of the PRC on Value-added Tax (Revised in 2011) was promulgated by the MOF on December 25, 1993 and subsequently amended on December 15, 2008 and October 28, 2011, or collectively, the VAT Law. On November 19, 2017, the State Council promulgated the Decisions on Abolishing the Provisional Regulations of the PRC on Business Tax and Amending the Provisional Regulations of the PRC on Value-added Tax, or the Order 691. On April 4, 2018, MOF and SAT jointly promulgated the Circular on Adjustment of Value-Added Tax Rates, or Circular 32. According to the VAT Law, the Order 691 and the Circular 32, all enterprises and individuals engaged in the sale of goods, the provision of processing, repair and replacement services, sales of services, intangible assets, real property and the importation of goods within the territory of the PRC are the taxpayers of VAT. The VAT tax rates generally applicable are simplified as 16%, 10%, 6% and 0%, and the VAT tax rate applicable to the small-scale taxpayers is 3%.

Chinese Premier Li Keqiang on March 5, 2019 announced that the VAT of 16% and 10% that apply to the supply of certain goods and services would be reduced to 13% and 9%, respectively. These measures will leave three rates in place: 13%; 9%; and 6%, effective from April 1, 2019.

Dividend Withholding Tax

As we believe the Company is a non-resident for PRC tax purpose, dividends paid to it out of profits earned by PRC subsidiaries would be subject to 10% withholding tax, if no tax treaty is applicable. In addition, under the current tax treaty between the PRC and Hong Kong, if the foreign investor is incorporated in Hong Kong and qualifies as the beneficial owner, the applicable withholding tax rate may be reduced to 5%, if the investor holds at least 25% in the foreign-invested enterprise; or 10%, if the investor holds less than 25% in the foreign-invested enterprise.

Regulations of Hong Kong

Hong Kong Laws and Regulations relating to Employment

Pursuant to Employment Ordinance (Chapter 57 of the Laws of Hong Kong) (“EO”), which came into full effect in Hong Kong on September 27, 1968, all employees covered by the EO are entitled to basic protection under the EO including but not limited to payment of wages, restrictions on wages deductions and the granting of statutory holidays.

Pursuant to Mandatory Provident Fund Schemes Ordinance (Chapter 485 of the Laws of Hong Kong) (“MPFSO”), which came into full effect in Hong Kong on December 1, 2000, every employer must take all practicable steps to ensure that the employee becomes a member of a Mandatory Provident Fund (MPF) scheme. An employer who fails to comply with such a requirement may face a fine and imprisonment. The MPFSO provides that an employer who is employing a relevant employee must, for each contribution period, from the employer’s own funds, contribute to the relevant MPF scheme the amount determined in accordance with the MPFSO.

Pursuant to Employees’ Compensation Ordinance (Chapter 282 of the Laws of Hong Kong) (“ECO”), which came into full effect in Hong Kong on December 1, 1953, all employers are required to take out insurance policies to cover their liabilities under the ECO and at common law for injuries at work in respect of all of their employees. An employer failing to do so may be liable to a fine and imprisonment.

Pursuant to Minimum Wage Ordinance (Chapter 608 of the Laws of Hong Kong) (“MWO”), which came into full effect in Hong Kong on May 1, 2011, an employee is entitled to be paid wages no less than the statutory minimum wage rate during the wage period. With effect from May 1, 2019, the statutory minimum hourly wage rate is HK$37.5. Failure to comply with MWO constitutes an offence under EO.

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

Risks Related to Our Business

The recent global coronavirus COVID-19 outbreak has caused significant disruptions to our business, which we expect will continue to materially and adversely affect our results of operations and financial condition.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. Many businesses and social activities in the PRC, Hong Kong, and other countries and regions have been severely disrupted. Such disruption and the potential slowdown of the world’s economy could have a material adverse effect on our results of operations and financial condition. Although some countries, including the U.S., have during 2022 moved from lock downs and other health related mandates that significantly disrupt businesses, many countries, including the PRC have responded to variants of the COVID-19 virus with a range of options including lock downs. We cannot provide assurance that our operations, particularly our operations in the PRC, will not be subject to significant business disruptions and suspension of operations due to government measures that respond to COVID-19, it variants other public health emergencies.

We have a limited operating history in a competitive and rapidly evolving industry; it may be difficult to evaluate our prospects, and we may not be able to effectively manage our growth.

We restarted our operations in August 2022 through NCN Ningbo and we have a limited operating history in the advertising industry, which is competitive and rapidly evolving. We may have limited insight into trends that may develop and affect our business, and we may make errors in predicting and reacting to industry trends and evolving needs of our customers.

In addition, we may not be able to effectively manage our growth. Our business expansion may increase the complexity of our operations and place a significant strain on our managerial, operational, financial and human resources. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we are not able to manage our growth effectively, our business and prospects may be materially and adversely affected.

We have incurred losses and substantial doubt exists about our ability to continue as a going concern. We may not be able to generate sufficient operating cash flows and working capital. Failure to manage our liquidity and cash flows may materially and adversely affect our financial condition and results of operations. As a result, we may need additional capital, and financing may not be available on terms acceptable to us, or at all.

We have a history of operating losses. These raise substantial doubt about our ability to continue as a going concern. We have been dependent on sales of our equity securities and debt financing to meet our cash requirements. If adequate capital is not available to us, we may need to sell assets or seek to undertake a restructuring of our obligations with our creditors. We cannot give assurances that we would be able to accomplish either of these measures on commercially reasonable terms, if at all. In any such case, we may not be able to continue as a going concern.

We may not be able to successfully implement our growth strategy on a timely basis or at all.

Our future success depends, in large part, on our ability to implement our expansion in China. Our ability to implement this growth strategy depends, among other things, on our ability to maintain relationship with residual building management companies. We may not be able to successfully implement our growth strategy and may need to change our strategy from time to time. If we fail to implement our growth strategy or if we invest resources in a growth strategy that ultimately proves unsuccessful, our business, financial condition and results of operations may be materially adversely affected.

The media and advertising industry is highly competitive and our inability to compete with companies that are larger and better capitalized than we are may adversely affect our business and results of operations.

We have to compete with other advertising companies in the out-of-home advertising market. We compete for advertising clients primarily in terms of network size and coverage, locations of our lightboxes, LED panels and billboards, pricing, and range of services that we can offer. We also face competition from advertisers in other forms of media such as out-of-home television advertising network in commercial buildings, hotels, restaurants, supermarkets and convenience chain stores. We expect that the competition will be more severe in the near future. The relatively low fixed costs and the practice of non-exclusive arrangement with advertising clients would provide a very low barrier for new entrants in this market segment. If we are unable to increase the placement of our out-of-home advertising market, we may be unable to expand our client base to sell advertising time slots on our network or increase the rates we charge for time slots. As a consequence of this, our operating margins and profitability may be reduced, and may result in a loss of market share. Since we are a new entrant to this market segment, we have less competitive advantages than the existing competitors in terms of experience, expertise, and marketing force. We cannot assure that we will be able to compete against new or existing competitors to generate satisfactory profit.

We may not be able to recruit and retain key personnel, particularly sales and marketing personnel, which could have material and adverse effects on our business, financial condition and results of operations.

Our future success depends in part on the contributions of our management team and key technical and sales personnel and our ability to attract and retain qualified new personnel. In particular, our success depends on the employment of our sales, marketing and other key personnel. Because of significant competition in our industry for qualified managerial, technical and sales personnel, we cannot assure you that we will be able to retain our key senior managerial, technical and sales personnel or that we will be able to attract, integrate and retain other such personnel that we may require in the future. If we are unable to retain our existing personnel, or attract, train, integrate or motivate additional qualified personnel, our growth may be restricted. The loss of any of these key employees could slow our programming, distribution and sales efforts or have an adverse effect on how our business is perceived by advertisers, venue providers and investors, and our management may have to divert their attention from our business to recruiting replacements for such key personnel.

Our business depends on the continued efforts of our senior management. If one or more of our key executives were unable or unwilling to continue in their present positions, our business may be severely disrupted.

Our business operations depend on the continued services of our senior management, particularly the executive officers named in this report. While we have the ability to provide different incentives to our management, we cannot assure you that we can continue to retain their services. If one or more of our key executives were unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, our future growth may be constrained, our business may be severely disrupted and our financial condition and results of operations may be materially and adversely affected, and we may incur additional expenses to recruit, train and retain qualified personnel. In addition, although we have entered into confidentiality and non-competition agreements with our management, there is no assurance that any member of our management team will not join our competitors or form a competing business. If any dispute arises between our current or former officers and us, we may have to incur substantial costs and expenses in order to enforce such agreements in China or we may be unable to enforce them at all.

We face risks associated with managing operations in China, any of which could decrease our sales or earnings and could significantly limit or completely hinder our ability to offer our ordinary shares to investors and cause the value of such securities to significantly decline or be worthless.

All of our operations currently are conducted in China. There are a number of risks inherent in doing business in China, including the following: unfavorable political or economic factors; fluctuations in foreign currency exchange rates; potentially adverse tax consequences; unexpected legal or regulatory changes; lack of sufficient protection for intellectual property rights; difficulties in recruiting and retaining personnel, and managing international operations; and less developed infrastructure. Furthermore, changes in the political, economic and social conditions in China from which these risks are derived could make it more difficult to provide products to our customers. Our inability to manage these risks successfully could adversely affect our business and could significantly limit or completely hinder our ability to offer our ordinary shares to investors and cause the value of such securities to significantly decline or be worthless.

We rely on the maintenance of business relationships with our clients.

Our sales team maintains contacts with our existing clients and keeps our clients informed of developments at our Company. Notwithstanding our efforts in marketing and promotion, there is no assurance that we can maintain business relationships with our clients in the future. In the event that we are unable to retain these clients, or expand our client base, our business, results of operations, profitability and liquidity may be adversely affected.

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

Our subsidiaries are required to comply with relevant rules and regulations in China, failure to do so could have a material adverse effect on us.

We are required to comply with applicable environmental regulations, health quality standards, and production safety standards in relation to our operations and production processes. In order to comply with the rules and regulations of the relevant public health authorities and quality and technical supervision authorities, we are subject to regular and random inspections. Failure to pass such inspections and comply with regulatory requirements could result in termination of the manufacture and sale of our products, forfeiture of related revenues, revocation of business licenses, or potential criminal liability, which would have a material adverse effect on our reputation and our business, financial condition, results of operations and prospects.

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

Risks related to our Common Stock

Although publicly traded, the trading market in our common stock has been substantially less liquid than the average trading market for a stock quoted on the OTC Market and this low trading volume may adversely affect the price of our common stock.

Our common stock started trading on the OTC Market, or OTC, under the symbol “NWCN”.  The trading market in our common stock has been substantially less liquid than the average trading market for companies quoted on the OTC Market. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock at a price that is attractive to you.

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

Our authorized preferred stock constitutes what is commonly referred to as “blank check” preferred stock. This type of preferred stock allows the board of directors to designate the preferred stock into a series and determine separately for each series any one or more relative rights and preferences. The board of directors may issue shares of any series without further stockholder approval. Preferred stock authorized in series allows our board of directors to hinder or discourage an attempt to gain control by a merger, tender offer at a control premium price, or proxy contest. Consequently, the preferred stock could entrench our management. In addition, the market price of our common stock could be affected by the existence of the preferred stock.

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

We are a holding company and may rely on dividends paid by our subsidiaries for our cash needs. Any limitation on the ability of our subsidiaries to make dividend payments to us, or any tax implications of making dividend payments to us, could limit our ability to pay for the holding company expenses or pay dividends to holders of our common stocks.

We are a Delaware holding company and conduct substantially all of our business through PRC subsidiaries in China. We may rely on dividends to be paid by the WFOE to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. If PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us.

Under PRC laws and regulations, the WFOE may pay dividends only out of their accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, wholly foreign-owned enterprises are required to set aside at least 10% of their accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital.

Our PRC subsidiaries generate primarily all of their revenue in Renminbi, which is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of the VIE and its subsidiary to use their Renminbi revenues to pay dividends to us. The PRC government may continue to strengthen its capital controls, and more restrictions and substantial vetting process may be put forward by SAFE for cross-border transactions falling under both the current account and the capital account. Any limitation on the ability of the VIE and its subsidiary to pay dividends or make other kinds of payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

In addition, the Enterprise Income Tax Law, or EIT, and its implementation rules provide that a withholding tax rate of up to 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC resident enterprises are incorporated. Any limitation on the ability of the VIE and its subsidiary to pay dividends or make other distributions to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be lowered to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC entity. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including, without limitation, that (a) the Hong Kong entity must be the beneficial owner of the relevant dividends; and (b) the Hong Kong entity must directly hold no less than 25% share ownership in the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In current practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot assure you that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to dividends to be paid by the PRC subsidiaries or the WFOE, to its immediate holding company. As of the date of this report, the WFOE currently does not have plan to declare and pay dividends and we have not applied for the tax resident certificate from the relevant Hong Kong tax authority. HK subsidiary intends to apply for the tax resident certificate when the WFOE plans to declare and pay dividends. When the WFOE plans to declare and pay dividends and when we intend to apply for the tax resident certificate from the relevant Hong Kong tax authority, we plan to inform the investors through SEC filings, such as a current report on Form 8-K, prior to such actions.

Risks Related to Doing Business in China

Changes in the China’s economic, political or social conditions or government policies could have a material adverse effect on our business and results of operations.

All of our operations are located in China. Accordingly, our business, prospects, financial condition and results of operations may be influenced to a significant degree by political, economic and social conditions in China generally and by continued economic growth in China as a whole.

The Chinese economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies and change of enforcement practice of such rules and policies can change quickly with little advance notice. The Chinese government also exercises significant control over China’s economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies.

While the Chinese economy has experienced significant growth over the past four decades, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. Since 2012, China’s economic growth has slowed down. Any prolonged slowdown in the Chinese economy may reduce the demand for our products and materially and adversely affect our business and results of operations.

Uncertainties and quick change in the interpretation and enforcement of Chinese laws and regulations with little advance notice could result in a material and negative impact on our business operation, decrease the value of our common stock and limit the legal protections available to us.

The PRC legal system is based on written statutes, and prior court decisions have limited value as precedents. Since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties. The enforcement of laws and that rules and regulations in China can change quickly with little advance notice and the risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China- based issuers, could result in a material change in our operations and/or the value of our ordinary shares.

We cannot rule out the possibility that the PRC government will institute a licensing regime or pre-approval requirement covering our industry at some point in the future. If such a licensing regime or approval requirement were introduced, we cannot assure you that we would be able to obtain any newly required license in a timely manner, or at all, which could materially and adversely affect our business and impede our ability to continue our operations.

From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies and internal rules (some of which are not published in a timely manner or at all) that may have retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, could materially and adversely affect our business and impede our ability to continue our operations.

The Chinese government exerts substantial influence over the manner in which its subsidiaries and VIEs must conduct their business activities.

The Chinese government exerts substantial control over virtually every sector of the Chinese economy through regulation and state ownership. The ability of its subsidiaries and the VIEs to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts to ensure its compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest itself of any interest we then hold in Chinese properties.

As such, the business operations of the Company, its subsidiaries, and the VIEs may be subject to various government and regulatory interference in the provinces in which these entities operate. The Company, its subsidiaries, and the VIEs could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. The Company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. In the event that the Company, its subsidiaries and the VIEs are not able to substantially comply with any existing or newly adopted laws and regulations, its business operations may be materially adversely affected and the value of the Company’s common stock shares may significantly decrease.

Furthermore, the PRC government may strengthen oversight and control over offerings and/or listings that are conducted overseas and/or foreign investment in China-based issuers. Such actions taken by the PRC government authorities may intervene or influence operations of the subsidiaries and VIEs at any time, which are beyond their control. Therefore, any such action may adversely affect the operations of the Company and result in material change in the Company’s operation and/or the value of the Company’ s securities. In addition, the PRC government has recently indicated an intent to exert more oversight over offerings that are conducted overseas and/or foreign investment in China-based issuers. Any such action could significantly limit or completely hinder the Company’s ability to offer or continue to offer securities to you and cause the value of such securities to significantly decline or be worthless.

Neither the Government of the PRC nor the Chinese legal system has ever formally acknowledged the legality of using a VIE-type contractual arrangement where direct ownership of a Chinese entity is forbidden.

Foreign ownership of a specific business area, such as value-added telecommunications services and education services, is restricted or prohibited by the laws of the PRC. Primarily for this reason, some foreign-invested companies do not directly engage in the restricted or prohibited business, but instead have established a WFOE which would enter into a series of contracts with the company with native shareholders (“Operation Company”) that are intended to provide the company with control over the operation of, and the right to receive the net profits realized by, the Operation Company. These contracts are customarily identified as “VIE Agreements”, as they are designed to cause the operating company to be treated under U.S. generally accepted accounting principles as a “variable interest entity”, whose profits and losses can be consolidated with those of its contractual counterpart.

One significant risk of this structure is that the PRC government has never expressly acknowledged the VIE structure as a way to legally navigate the PRC’s investment restrictions. The PRC government could determine, at any time and without notice, that the underlying contractual arrangements on which the contractual control of the Operation Company is based violate PRC law. However, since we do not have any VIE structure, this risk would not adversely affect our current operations unless we later determine to employ a VIE structure.

Once a company use the VIE structure, it might rely on contractual arrangements to exercise control over the company with native shareholders (“Operation Company”), which may not be as effective as direct ownership in providing operational control.

Once a company uses the VIE structure, it might rely on contractual arrangements to exercise control over the Operation Company, which may not be as effective as direct ownership in providing operational control. A company may rely on contractual arrangements with the Operation Company to conduct its operation in the PRC. These contractual arrangements, however, may not be as effective as direct ownership in providing the WFOE control over the Operation Company. For example, the Operation Company might breach its contractual arrangements, among other things, failing to conduct the operations of the Operation Company in an acceptable manner or taking other actions that are detrimental to the WFOE and other parties of the VIE agreement.

If a company had direct ownership of the Operation Company, it would be able to exercise its rights as a shareholder to effect changes in the board of directors of the Operation Company, which in turn could implement changes, subject to any applicable fiduciary obligations, at the management and operational level. However, under the VIE structure, it relies on the performance by the Operation Company of their obligations under the contracts to exercise control over the Operation Company. If any dispute relating to these contracts remains unresolved, it will have to enforce its rights under these contracts through the operations of PRC law and arbitration, litigation and other legal proceedings and therefore, will be subject to uncertainties in the PRC legal system. However, since we do not have any VIE structure, the abovementioned risk would not adversely affect our current operation unless we later determine to employ a VIE structure.

If we are classified as a PRC resident enterprise for PRC income tax purposes, such classification could result in unfavorable tax consequences to us and our non-PRC shareholders.

Under the PRC Enterprise Income Tax Law and its implementation rules, an enterprise established outside of the PRC with a “de facto management body” within the PRC is considered a “resident enterprise” and will be subject to the enterprise income tax on its global income at the rate of 25%. The implementation rules define the term “de facto management body” as the body that exercises full and substantial control over and overall management of the business, productions, personnel, accounts and properties of an enterprise. In April 2009, the State Administration of Taxation issued a circular, known as Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in the PRC. Although this circular only applies to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreigners like us, the criteria set forth in the circular may reflect the State Administration of Taxation’s general position on how the “de facto management body” test should be applied in determining the tax resident status of all offshore enterprises. According to Circular 82, an offshore incorporated enterprise controlled by a PRC enterprise or a PRC enterprise group will be regarded as a PRC tax resident by virtue of having its “de facto management body” in the PRC and will be subject to PRC enterprise income tax on its global income only if all of the following conditions are met: (i) the primary location of the day-to-day operational management is in the PRC; (ii) decisions relating to the enterprise’s financial and human resource matters are made or are subject to approval by organizations or personnel in the PRC; (iii) the enterprise’s primary assets, accounting books and records, company seals, and board and shareholder resolutions, are located or maintained in the PRC; and (iv) at least 50% of voting board members or senior executives habitually reside in the PRC.

We believe none of our entities outside of the PRC is a PRC resident enterprise for PRC tax purposes. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.” If the PRC tax authorities determine that we or any of our subsidiaries outside of the PRC is a PRC resident enterprise for PRC enterprise income tax purposes, then we or such subsidiary could be subject to PRC tax at a rate of 25% on its world- wide income, which could materially reduce our net income. In addition, we could also be subject to PRC enterprise income tax reporting obligations. Furthermore, if the PRC tax authorities determine that we are a PRC resident enterprise for enterprise income tax purposes, gains realized on the sale or other disposition of our ordinary shares may be subject to PRC tax, at a rate of 10% in the case of non-PRC enterprises or 20% in the case of non-PRC individuals (in each case, subject to the provisions of any applicable tax treaty), if such gains are deemed to be from PRC sources. It is unclear whether non-PRC shareholders of our Company would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that we are treated as a PRC resident enterprise. Any such tax may reduce the returns on your investment in our common stock.

We rely on dividends and other distributions on equity paid by our subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct our business.

We are a holding company, and we rely on dividends and other distributions on equity paid by our subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders and service any debt we may incur. If any of our subsidiaries incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us.

Under PRC laws and regulations, our PRC subsidiary, as a wholly foreign-owned enterprise in China, may pay dividends only out of its respective accumulated after-tax profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign-owned enterprise in China is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund certain statutory reserve funds, until the aggregate amount of such funds reaches 50% of its registered capital.

Any limitation on the ability of our PRC subsidiary to pay dividends or make other distributions to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds of offerings to make loans to or make additional capital contributions to our PRC subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Under PRC laws and regulations, we are permitted to utilize the proceeds from offerings to fund our PRC subsidiaries by making loans to or additional capital contributions to our PRC subsidiaries, subject to applicable government registration and approval requirements.

Any loans to our PRC subsidiaries, which are treated as foreign-invested enterprises under PRC laws, are subject to PRC regulations and foreign exchange loan registrations. For example, loans by us to our PRC subsidiaries to finance its activities cannot exceed statutory limits and must be registered with the local counterpart of the State Administration of Foreign Exchange, or SAFE. The statutory limit for the total amount of foreign debts of a foreign-invested company is the difference between the amount of total investment as approved by China’s Ministry of Commerce (“MOFCOM”) or its local counterpart and the amount of registered capital of such foreign-invested company.

We may also decide to finance our PRC subsidiaries by means of capital contributions. These capital contributions must be filed with the MOFCOM or its local counterpart. In addition, SAFE issued a circular in September 2008, SAFE Circular 142, regulating the conversion by a foreign-invested enterprise of foreign currency registered capital into RMB by restricting how the converted RMB may be used. SAFE Circular 142 provides that the RMB capital converted from foreign currency registered capital of a foreign-invested enterprise may only be used for purposes within the business scope approved by the applicable government authority and unless otherwise provided by law, may not be used for equity investments within the PRC. Although on July 4, 2014, SAFE issued the Circular of the SAFE on Relevant Issues Concerning the Pilot Reform in Certain Areas of the Administrative Method of the Conversion of Foreign Exchange Funds by Foreign-invested Enterprises, or SAFE Circular 36, which launched a pilot reform of the administration of the settlement of the foreign exchange capitals of foreign-invested enterprises in certain designated areas from August 4, 2014 and some of the restrictions under SAFE Circular 142 will not apply to the settlement of the foreign exchange capitals of the foreign-invested enterprises established within the designate areas and such enterprises mainly engaging in investment are allowed to use its RMB capital converted from foreign exchange capitals to make equity investment, our PRC subsidiaries are not established within the designated areas. On March 30, 2015, SAFE promulgated Circular 19, to expand the reform nationwide. Circular 19 came into force and replaced both Circular 142 and Circular 36 on June 1, 2015. Circular 19 allows foreign-invested enterprises to make equity investments by using RMB funds converted from foreign exchange capital. However, Circular 19 continues to prohibit foreign-invested enterprises from, among other things, using RMB fund converted from its foreign exchange capitals for expenditure beyond its business scope, providing entrusted loans or repaying loans between non-financial enterprises. In addition, SAFE strengthened its oversight of the flow and use of the RMB capital converted from foreign currency registered capital of a foreign-invested company. The use of such RMB capital may not be altered without SAFE’s approval, and such RMB capital may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. Violations of these Circulars could result in severe monetary or other penalties. These circulars may significantly limit our ability to use RMB converted from the net proceeds of offerings to fund the establishment of new entities in China by our PRC subsidiaries, to invest in or acquire any other PRC companies through our PRC subsidiaries, or to establish variable interest entities in the PRC.

In light of the various requirements imposed by PRC regulations on loans to and direct investment in PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans to our PRC subsidiaries or future capital contributions by us to our PRC subsidiaries. If we fail to complete such registrations or obtain such approvals, our ability to use the proceeds we expect to receive from offerings to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

PRC regulations relating to offshore investment activities by PRC residents may limit our PRC subsidiaries’ ability to increase its registered capital or distribute profits to us or otherwise expose us or our PRC resident beneficial owners to liability and penalties under PRC law.

SAFE promulgated the Circular on Relevant Issues Relating to Domestic Resident’s Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, in July 2014 that requires PRC residents or entities to register with SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing. In addition, such PRC residents or entities must update their SAFE registrations when the offshore special purpose vehicle undergoes material events relating to any change of basic information (including change of such PRC citizens or residents, name and operation term), increases or decreases in investment amount, transfers or exchanges of shares, or mergers or divisions. SAFE Circular 37 was issued to replace the Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents Engaging in Financing and Roundtrip Investments via Overseas Special Purpose Vehicles, or SAFE Circular 75. SAFE promulgated the Notice on Further Simplifying and Improving the Administration of the Foreign Exchange Concerning Direct Investment in February 2015, which took effect on June 1, 2015. This notice has amended SAFE Circular 37 requiring PRC residents or entities to register with qualified banks rather than SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing.

If our shareholders who are PRC residents or entities do not complete their registration as required, our PRC subsidiaries may be prohibited from distributing its profits and proceeds from any reduction in capital, share transfer or liquidation to us, and we may be restricted in our ability to contribute additional capital to our PRC subsidiaries. Moreover, failure to comply with the SAFE registration described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

Fluctuations in exchange rates could have a material adverse effect on our results of operations and the value of your investment.

Substantially all of our revenues and PRC subsidiaries expenditures are denominated and presented in RMB, the amounts for the fiscal year ended December 31, 2022 are presented in U.S. dollars for convenience purpose. As a result, fluctuations in the exchange rate between the U.S. dollar and RMB does not have much impact on our operations. However, the fluctuation may affect our financials in the terms of our U.S. dollar assets and the proceeds from offerings. Should RMB appreciate against other currencies, any future financings, which are to be converted from US dollar or other currencies into RMB, would be reduced and might accordingly hinder our business development due to the lessened amount of funds raised. On the other hand, in the event of the devaluation of RMB, the dividend payments of our Company, which are to be paid in US dollars after the conversion of the distributable profit denominated in RMB, would be reduced.

There remains significant international pressure on the PRC government to adopt a flexible currency policy. Any significant appreciation or depreciation of the RMB may materially and adversely affect our revenues, earnings and financial position, and the value of, and any dividends payable on, our ordinary shares in U.S. dollars. For example, to the extent that we need to convert U.S. dollars we receive from this initial public offering into RMB to pay our operating expenses, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we would receive from the conversion. Conversely, a significant depreciation of the RMB against the U.S. dollar may significantly reduce the U.S. dollar equivalent of our earnings, which in turn could adversely affect the market price of our common stock.

Very limited hedging options are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited, and we may not be able to adequately hedge our exposure or at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currency. As a result, fluctuations in exchange rates may have a material adverse effect on your investment.

Governmental control of currency conversion may limit our ability to utilize our net revenues effectively and affect the value of your investment.

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. Under our current corporate structure, our Company in the Delaware may rely on dividend payments from our PRC subsidiaries to fund any cash and financing requirements we may have. Under existing PRC foreign exchange regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. Therefore, our PRC subsidiaries are able to pay dividends in foreign currencies to us without prior approval from SAFE, subject to the condition that the remittance of such dividends outside of the PRC complies with certain procedures under PRC foreign exchange regulation, such as the overseas investment registrations by the beneficial owners of our Company who are PRC residents. But approval from or registration with appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

Failure to make adequate contributions to various employee benefit plans as required by PRC regulations may subject us to penalties.

Our PRC subsidiaries are required under PRC laws and regulations to participate in various government sponsored employee benefit plans, including certain social insurance, housing funds and other welfare-oriented payment obligations, and contribute to the plans in amounts equal to certain percentages of salaries, including bonuses and allowances, of its employees up to a maximum amount specified by the local government from time to time at locations where operate its businesses. The requirement of employee benefit plans has not been implemented consistently by the local governments in China given the different levels of economic development in different locations. As of the date of this report, we believe that our PRC subsidiaries have made employee benefit payments in material aspects. If the PRC subsidiaries fail to make adequate payments in the future, it may be required by the social security premium collection agency to make or supplement contributions within a stipulated period, and shall be subject to a late payment fine computed from the due date at the rate of 0.05% per day; where payment is not made within the stipulated period, the relevant administrative authorities shall impose a fine ranging from one to three times the amount of the amount in arrears.  If our PRC subsidiaries are subject to fines in relation to the underpaid employee benefits, our financial condition and results of operations may be adversely affected.

Non-compliance with labor-related laws and regulations of the PRC may have an adverse impact on our financial condition and results of operation.

Our PRC subsidiaries have been subject to stricter regulatory requirements in terms of entering into labor contracts with its employees and paying various statutory employee benefits, including pensions, housing fund, medical insurance, work-related injury insurance, unemployment insurance and maternity insurance to designated government agencies for the benefit of its employees. Pursuant to the PRC Labor Contract Law, or the Labor Contract Law, that became effective in January 2008 and was amended in December 2012 and became effective on July 1, 2013, and its implementing rules that became effective in September 2008, employers are subject to stricter requirements in terms of signing labor contracts, minimum wages, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. In the event that the subsidiaries decide to terminate some of its employees or otherwise change its employment or labor practices, the Labor Contract Law and its implementation rules may limit our ability to effect those changes in a desirable or cost-effective manner, which could adversely affect our business and results of operations. We believe our subsidiaries current practice complies with the Labor Contract Law and its amendments. However, the relevant governmental authorities may take a different view and impose fines on us.

As the interpretation and implementation of labor-related laws and regulations are still evolving, our employment practices could violate labor-related laws and regulations in China, which may subject us to labor disputes or government investigations. If the subsidiaries are deemed to have violated relevant labor laws and regulations, the subsidiaries could be required to provide additional compensation to its employees and our business, financial condition and results of operations could be materially and adversely affected.

Any failure to comply with PRC regulations regarding the registration requirements for employee stock incentive plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

In February 2012, SAFE promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly-Listed Company, replacing earlier rules promulgated in March 2007. Pursuant to these rules, PRC citizens and non-PRC citizens who reside in China for a continuous period of not less than one year who participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, which could be the PRC subsidiary of such overseas listed company, and complete certain other procedures. In addition, an overseas entrusted institution must be retained to handle matters in connection with the exercise or sale of stock options and the purchase or sale of shares and interests. Our employees who are PRC citizens or who have resided in the PRC for a continuous period of not less than one year and who have been granted options or other awards are subject to these regulations. Failure to complete the SAFE registrations may subject them to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiary and limit our PRC subsidiary’s ability to distribute dividends to us. We also face regulatory uncertainties that could restrict our ability to adopt additional incentive plans for our directors, executive officers and employees under PRC law.

To the extent cash or assets of our business, or of our PRC or Hong Kong subsidiaries, is in the PRC or Hong Kong, such cash or assets may not be available to fund operations or for other use outside of the PRC or Hong Kong, due to interventions in or the imposition of restrictions and limitations by the PRC government to the transfer of cash or assets.

The transfer of funds and assets among HK and PRC subsidiary is subject to restrictions. The PRC government imposes controls on the conversion of the RMB into foreign currencies and the remittance of currencies out of the PRC. In addition, the PRC Enterprise Income Tax Law and its implementation rules provide that a withholding tax at a rate of 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises, unless reduced under treaties or arrangements between the PRC central government and the governments of other countries or regions where the non-PRC-resident enterprises are tax resident.

As of the date of this report, there are no restrictions or limitations imposed by the Hong Kong government on the transfer of capital within, into and out of Hong Kong (including funds from Hong Kong to the PRC), except for the transfer of funds involving money laundering and criminal activities. However, there is no guarantee that the Hong Kong government will not promulgate new laws or regulations that may impose such restrictions in the future.

Substantial uncertainties exist with respect to the interpretation and implementation of the newly enacted PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance, business operations and financial results.

PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and operations. The business restricted or prohibited by the Negative List conducted through the VIE and its subsidiaries are subject to foreign investment restrictions set forth in the Special Management Measures (Negative List) for the Access of Foreign Investment issued by the MOFCOM, and the National Development and Reform Commission, or the NDRC, effective January 2022.

On March 15, 2019, the National People’s Congress of the PRC promulgated the Foreign Investment Law, or the Foreign Investment Law (2019), which became effective on January 1, 2020 and replaced the Sino- Foreign Equity Joint Venture Enterprise Law, the Sino-Foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-Owned Enterprise Law to become the legal foundation for foreign investment in the PRC. Since the Foreign Investment Law (2019) is relatively new. Uncertainties still exist in relation to its interpretation and implementation. For instance, under the Foreign Investment Law (2019), “foreign investment” refers to the investment activities directly or indirectly conducted by foreign individuals, enterprises or other entities in China. Although it does not explicitly classify contractual arrangements as a form of foreign investment, there is no assurance that foreign investment via contractual arrangements would not be interpreted as a type of indirect foreign investment activity in the future. In addition, the definition of foreign investment contains a catchall provision which includes investments made by foreign investors through means stipulated in laws, administrative regulations or provisions of the PRC State Council. Therefore, it still leaves leeway for future laws, administrative regulations or provisions promulgated by the PRC State Council to provide for contractual arrangements as a form of foreign investment. In any of these cases, it is uncertain whether VIE arrangements will be deemed to be in violation of the market access requirements for foreign investment under the PRC laws and regulations. If further actions must be taken under future laws, administrative regulations or provisions of the PRC State Council, a VIE structure may face substantial uncertainties as to whether it can complete such actions. Failure to do so could materially and adversely affect the VIE structure and its operations. However, since we do not have any VIE as operating company now, the abovementioned risk would not adversely affect our current operation unless we later determine to employ a VIE structure.

The contractual arrangements the WFOE has entered into with an Operation Company may be subject to scrutiny by the PRC tax authorities. A finding that the WFOE owes additional taxes could negatively affect the financial condition of the WFOE.

Under applicable PRC laws and regulations, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. A VIE structure could face material and adverse tax consequences if the PRC tax authorities determine that the contractual arrangements in relation to the Operation Company were not entered into on an arms-length basis in such a way as to result in an impermissible reduction in taxes under applicable PRC laws, rules and regulations, and therefore adjust the income of the Operation Company in the form of a transfer pricing adjustment. A transfer pricing adjustment could, among other things, result in a reduction of expense deductions recorded by the Operation Company for PRC tax purposes, which could, in turn, increase its tax liabilities without reducing the PRC tax expenses of the WFOE in the VIE structure. The financial position of a company with VIE structure could be materially and adversely affected if the tax liabilities of the Operation Company increase or if they are required to pay late payment fees and other penalties. To reinforce, since we do not have VIE conduct business currently, the abovementioned risk would not adversely affect our current operation unless we later determine to employ a VIE structure.

Regulatory bodies of the United States may be limited in their ability to conduct investigations or inspections of our operations in China.

From time to time, we may receive requests from certain US agencies, including the Securities and Exchange Commission, to investigate or inspect our operations, or to otherwise provide information. There can be no assurance that we or our subsidiaries, including those in the PRC or entities that provide services to us or with whom we associate, will be able to fully comply with such requests. Furthermore, an on-site inspection of our facilities in the PRC by any of these regulators may be limited or entirely prohibited by PRC law or policies. Such inspections, though permitted by our Company and our affiliates, are subject to certain PRC governmental approvals, and may therefore be impossible to facilitate. According to Article 177 of the PRC Securities Law which became effective in March 2020, the securities regulatory authority of the State Council may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region, to implement cross-border supervision and administration, and no overseas securities regulator is allowed to directly conduct an investigation or evidence collection activities within the territory of the PRC. Accordingly, without the consent of the competent PRC securities regulators and relevant authorities, no organization or individual may provide the documents and materials relating to securities business activities to overseas parties.

The Holding Foreign Companies Accountable Act, or HFCAA and the related regulations might pose regulatory risks to and impose restrictions on us because of our operations in mainland China.

The Holding Foreign Companies Accountable Act, or the HFCAA, was enacted on December 18, 2020. In accordance with the HFCAA, trading in securities of any registrant on a national securities exchange or in the over-the-counter trading market in the United States may be prohibited if the PCAOB determines that it cannot inspect or fully investigate the registrant’s auditor for three consecutive years beginning in 2021, and, as a result, an exchange may determine to delist the securities of such registrant. On June 22, 2021, the U.S. Senate passed the AHFCAA, which was signed into law on December 29, 2022 , amending the HFCAA and requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time period before our securities may be prohibited from trading or delisted if our auditor is unable to meet the PCAOB inspection requirement.

On November 5, 2021, the SEC adopted the PCAOB rule to implement HFCAA, which provides a framework for the PCAOB to determine whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions.

On December 16, 2021, the PCAOB issued its determinations (the “Determination”) that they are unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong. The Determination includes lists of public accounting firms headquartered in mainland China and Hong Kong that the PCAOB is unable to inspect or investigate completely.

On August 26, 2022, the PCAOB announced that it had signed the Protocol with CSRC and MOF of the People's Republic of China, governing inspections and investigations of audit firms based in mainland China and Hong Kong. The Protocol remains unpublished and is subject to further explanation and implementation. Pursuant to the fact sheet with respect to the Protocol disclosed by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and the unfettered ability to transfer information to the SEC.

On December 15, 2022, the PCAOB determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, whether the PCAOB will continue to conduct inspections and investigations completely to its satisfaction of PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong is subject to uncertainty and depends on a number of factors out of our, and our auditor’s, control, including positions taken by authorities of the PRC. The PCAOB is expected to continue to demand complete access to inspections and investigations against accounting firms headquartered in mainland China and Hong Kong in the future and states that it has already made plans to resume regular inspections in early 2023 and beyond. The PCAOB is required under the HFCAA to make its determination on an annual basis with regards to its ability to inspect and investigate completely accounting firms based in the mainland China and Hong Kong. Should the PCAOB again encounter impediments to inspections and investigations in mainland China or Hong Kong as a result of positions taken by any authority in either jurisdiction, the PCAOB will make determinations under the HFCAA as and when appropriate.

The enactment of the HFCAA and any additional actions, proceedings, or new rules resulting from these efforts to increase U.S. regulatory access to audit information could cause investors uncertainty for affected issuers and the market price of our ordinary shares could be adversely affected, and we could be delisted if our auditor is unable to meet the PCAOB inspection requirement.

The lack of access to PCAOB inspections prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China and Hong Kong. As a result, investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China and Hong Kong makes it more difficult to evaluate the effectiveness of these accounting firm’s audit procedures and quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections.

Our auditor, Gries & Associates, LLC, an independent registered public accounting firm that is headquartered in the United States, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts inspections to assess its compliance with the applicable professional standards. Our auditor has been inspected by the PCAOB on a regular basis and it is not included in the PCAOB Determinations. However, we cannot assure you whether OTC Market or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach, or experience as it relates to our audit. If it is later determined that the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction or any other reasons, the lack of inspection could cause the trading in our securities to be prohibited under the Holding Foreign Companies Accountable Act, and as a result OTC Market may delist our securities. If our securities are unable to be listed on another securities exchange, such a delisting would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with a potential delisting would have a negative impact on the price of our ordinary shares. Further, new laws and regulations or changes in laws and regulations in both the United States and China could affect our ability to list our common stock on OTC market, which could materially impair the market for and market price for our securities.

Enhanced scrutiny over acquisition transactions by the PRC tax authorities may have a negative impact on potential acquisitions we may pursue in the future.

The PRC tax authorities have enhanced their scrutiny over the direct or indirect transfer of certain taxable assets, including, in particular, equity interests in a PRC resident enterprise, by a non-resident enterprise by promulgating and implementing SAT Circular 59 and Circular 698, which became effective in January 2008, and Circular 698 was abolished and void as of December 1, 2017.

Under Circular 698, where a non-resident enterprise conducts an “indirect transfer” by transferring the equity interests of a PRC “resident enterprise” indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise, being the transferor, may be subject to PRC enterprise income tax, if the indirect transfer is considered to be an abusive use of company structure without reasonable commercial purposes. As a result, gains derived from such indirect transfer may be subject to PRC tax at a rate of up to 10%. Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

In February 2015, the SAT issued Circular 7 to replace the rules relating to indirect transfers in Circular 698. Circular 7 has introduced a new tax regime that is significantly different from that under Circular 698. Circular 7 extends its tax jurisdiction to not only indirect transfers set forth under Circular 698 but also transactions involving transfer of other taxable assets, through the offshore transfer of a foreign intermediate holding company. In addition, Circular 7 provides clearer criteria than Circular 698 on how to assess reasonable commercial purposes and has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. Circular 7 also brings challenges to both the foreign transferor and transferee (or other person who is obligated to pay for the transfer) of the taxable assets. Where a non-resident enterprise conducts an “indirect transfer” by transferring the taxable assets indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise being the transferor, or the transferee, or the PRC entity which directly owned the taxable assets may report to the relevant tax authority such indirect transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise.

We face uncertainties on the reporting and consequences on future private equity financing transactions, share exchange or other transactions involving the transfer of shares in our Company by investors that are non-PRC resident enterprises. The PRC tax authorities may pursue such non-resident enterprises with respect to a filing or the transferees with respect to withholding obligation and request our PRC subsidiaries to assist in the filing. As a result, we and non-resident enterprises in such transactions may become at risk of being subject to filing obligations or being taxed, under Circular 59 and Circular 7, and may be required to expend valuable resources to comply with Circular 59 and Circular 7 or to establish that we and our non-resident enterprises should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

The PRC tax authorities have the discretion under SAT Circular 59, and Circular 7 to make adjustments to the taxable capital gains based on the difference between the fair value of the taxable assets transferred and the cost of investment. Although we currently have no specific plans to pursue any acquisitions in China or elsewhere in the world, we may pursue acquisitions in the future that may involve complex corporate structures. If we are considered a non-resident enterprise under the PRC Enterprise Income Tax Law and if the PRC tax authorities make adjustments to the taxable income of the transactions under SAT Circular 59 and Circular 7, our income tax costs associated with such potential acquisitions will be increased, which may have an adverse effect on our financial condition and results of operations.

Any change of regulations and rules by Chinese government including potential additional requirements on cybersecurity review, personal information protection, moving technology in and out of the PRC, or outbound data transfer may intervene or influence our operations in China at any time and any additional control over offerings conducted overseas and/or foreign investment in issuers with Chinese operations could result in a material change in our business operations and/or the value of our ordinary shares and could also significantly limit or completely hinder our ability to offer our ordinary shares to investors and cause the value of such securities to significantly decline or be worthless.

Our operation in China may be intervened or influenced by the new regulations and policies by Chinese government. For example, between July 2 and July 6, 2021, the CAC announced cybersecurity investigations of the business operations of certain U.S.-listed Chinese companies. On July 6, 2021, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued “The Opinions on Severely Cracking Down on Illegal Securities Activities According to Law” (the “Opinions”). The Opinions emphasized the needs to strengthen the administration over illegal securities activities and the supervision over overseas listings by Chinese companies. According to the Opinions, Measures, including promoting the construction of relevant regulatory systems, will be taken to control the risks and manage the incidents from overseas listed Chinese companies.

On December 24, 2021, China Securities Regulatory Commission, or the CSRC, announced Provisions of State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Public Comments) (the “Administration Provisions”) and Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (Draft for Public Comments) (the “Measures”) which were open for public comment until January 23, 2022, pursuant to which, any direct or indirect offshore listing of PRC domestic enterprises shall be filed with the CSRC. The Measures provide that the determination as to whether a domestic company is indirectly offering and listing securities on an overseas market shall be made on a substance over form basis, and if the issuer meets the following conditions, the offering and listing shall be determined as an indirect overseas offering and listing by a Chinese domestic company: (i) the revenue, profit, total assets or net assets of the Chinese domestic entity is more than 50% of the related financials in the issuer’s audited consolidated financial statements for the most recent fiscal year; (ii) the senior managers in charge of business operation and management of the issuer are mostly Chinese citizens or with regular domicile in China, the main locations of its business operations are in China or main business activities are conducted in China. It is not clear when the Administration Provisions and the Measures will take effect and if they will take effect as currently drafted.

On December 28, 2021, Cybersecurity Review Measures published by the CAC, National Development and Reform Commission, Ministry of Industry and Information Technology, Ministry of Public Security, Ministry of State Security, Ministry of Finance, Ministry of Commerce, People’s Bank of China, State Administration of Radio and Television, China Securities Regulatory Commission, State Secrecy Administration and State Cryptography Administration, effective on February 15, 2022, which provides that, Critical Information Infrastructure Operators (“CIIOs”) that intend to purchase internet products and services and Data Processing Operators (“DPOs”) engaging in data processing activities that affect or may affect national security shall be subject to the cybersecurity review by the Cybersecurity Review Office. In addition, CIIOs and DPOs that possess personal data of at least one (1) million users must apply for a review by the Cybersecurity Review Office, if they plan to conduct listings in foreign countries. On November 14, 2021, CAC published the Administration Measures for Cyber Data Security (Draft for Public Comments), or the “Cyber Data Security Measure (Draft)”. Cyber Data Security Measure (Draft) provides that data processors shall apply for Cybersecurity Review for certain events, such as the merger, restructuring, division of an internet platform operator that holds a large amount of data relating to national security, economic development or public interests which affects or may affect the national security; overseas listing of a data processor that processes personal data for more than one million individuals; Hong Kong listing of a data processor that affects or may affect national security; other data processing activities that affect or may affect the national security. We are not an CIIO as defined in the Review Measures, but we are probably deemed to be a DPO engaging in data processing activities. Currently, we do not believe we are obligated to apply for a cybersecurity review pursuant to the Cybersecurity Review Measures and Cyber Data Security Measure (Draft), as (i) we do not process personal data for more than one million individuals under Cyber Data Security Measure (Draft), and (ii) as of the date of this this prospectus, we have not received any notice from applicable PRC governmental authorities that the VIE may have carried out activities that affect or may affect national security. Furthermore, based on our business patterns and development plans, the number of individuals whose personal data is held by us is unlikely to reach the threshold of one million within the upcoming two years, and the personal data held by us is unlikely to affect national security. The existing PRC law and regulations does not explicitly require DPOs that have the personal information of more than one million users after listing to apply for cybersecurity review. If in the future we reach the threshold of one million, or any competent government authorities deem that our data processing activities may affect national security, we may be subject to the cybersecurity review. Although we believe we would be approved by the CAC through the cybersecurity review, failure to pass such cybersecurity review and/or to comply with the data privacy and data security requirements raised during such cybersecurity review could subject us to penalties, damage its reputation and brand, and harm its business and results of operations. There may also be risks that we may not be able to continue our operations, which may lead to uncertainties of future financing by foreign investment or remaining listed and traded on an U.S. stock exchange.

Users of our US subsidiary, Wetour, are primarily Chinese outbound tourists, and the user data is stored in China. Such data will be subject to the Cyber Data Security Measure (Draft) and data security regulations. In addition, outbound data transfer regulations may become applicable to Wetour user data if we ever transfer any data to places outside of the PRC.

On July 7, 2022, the CAC promulgated the Measures for Security Assessment for Outbound Data Transfer, which became effective on September 1, 2022. The Measures apply to the security assessment of Important Data and personal information collected and generated during operation within the territory of the People’s Republic of China and transferred abroad by a data handler. Specifically, the Measures for Security Assessment for Outbound Data Transfer to provide that where a data handler transfers data abroad under any of the following circumstances, it shall, through the local Cyberspace Administration at the provincial level, apply to the CAC for security assessment for the outbound data transfer: (1) a data handler who transfers Important Data abroad; (2) a critical information infrastructure operator, or a data handler processing the personal information of more than one million individuals, who, in either case, transfers personal information abroad; (3) a data handler who has, since January 1 of the previous year cumulatively transferred abroad the personal information of more than 100,000 individuals, or the sensitive personal information of more than 10,000 individuals, or (4) other circumstances where the security assessment for the outbound data transfer is required by the CAC.

As of the date of this report, we have not transferred any user information to places outside of the PRC. We do not believe we will be subject to the Measures for Security Assessment for Outbound Data Transfer, considering (i) we do not anticipate reaching the one million thresholds to trigger the assessment by the CAC and (ii) we do not anticipate to transfer any user information outside of the PRC after the offering. In the circumstances we may be subject to such assessment, we believe we would obtain approval from the CAC. However, failure to pass such assessment and/or to comply with the data privacy and data security requirements raised during such assessment could subject us to penalties, damage its reputation and brand, and harm its business and the results of operations.

The PRC legal system is based in part on government policies, and new laws and regulations may be enacted from time to time, some of which may have a retroactive effect. Furthermore, substantial uncertainties exist regarding the interpretation and implementation of current and any future PRC laws and regulations. It is not certain whether any future regulations will impose restrictions on the business that we are currently engaging in China. As of the date of this prospectus, we have not received any notice from any authorities identifying us as a CIIO, DPO or requiring us to undertake a cybersecurity review or an outbound data transfer review by the CAC.

Uncertainties regarding the enforcement of laws and the fact that rules and regulations in China can change quickly with little advance notice, along with the risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers could result in a material change in our operations, financial performance and/or the value of our ordinary shares or impair our ability to raise money.

If we become subject to additional scrutiny, criticism and negative publicity involving U.S.-listed China-based companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, securities offerings and our reputation and could result in a loss of your investment in our ordinary shares, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantial operations in China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in some cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S.-listed China-based companies has decreased in value and, in some cases, has become virtually worthless. Some of these companies have been subject to shareholder lawsuits and SEC enforcement actions and have conducted internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on us, our business and securities offerings. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation may be a major distraction to our management. If such allegations are not proven to be groundless, our business operations will be severely hindered and your investment in our ordinary shares could be rendered worthless.

The Chinese legal system embodies uncertainties which could negatively affect our listing on OTC Market and limit the legal protections available to you and us.

The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value.

In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation since then has significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of China. In particular, the interpretation and enforcement of these laws and regulations involve uncertainties. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection the Company enjoys. These uncertainties may affect the Company’ judgment on the relevance of legal requirements and the Company’s ability to enforce its contractual rights or tort claims. In addition, the regulatory uncertainties may be exploited through unmerited or frivolous legal actions or threats in attempts to extract payments or benefits from the Company.

Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have a retroactive effect. As a result, the Company may not be aware of its violation of any of these policies and rules until sometime after the violation. In addition, any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.

New laws and regulations may be enacted from time to time and substantial uncertainties exist regarding the interpretation and implementation of current and any future PRC laws and regulations applicable to the business of the Company. In particular, the PRC government may continue to promulgate new laws, regulations, rules and guidelines governing new economy companies with respect to a wide range of issues, such as intellectual property, unfair competition and antitrust, privacy and data protection, and other matters. Compliance with these laws, regulations, rules, guidelines, and implementations may be costly, and any incompliance or associated inquiries, investigations, and other governmental actions may divert significant management time and attention and the Company’ financial resources, bring negative publicity, subject to the Company to liabilities or administrative penalties, or materially and adversely affect the Company’s business, financial condition, results of operations and the value of the Company’s common stock.

Risks Related to Doing Business in Hong Kong

The Hong Kong legal system and political environment embodies uncertainties which could limit the legal protections available to you and us.

As one of the conditions for the handover of the sovereignty of Hong Kong to China, China had to accept some conditions such as Hong Kong’s Basic Law before its return. The Basic Law ensured Hong Kong will retain its own currency (the Hong Kong Dollar), legal system, parliamentary system and people’s rights and freedom for fifty years from 1997. This agreement has given Hong Kong the freedom to function in a high degree of autonomy. The Special Administrative Region of Hong Kong is responsible for its own domestic affairs including, but not limited to, the judiciary and courts of last resort, immigration and customs, public finance, currencies and extradition. Hong Kong continues using the English common law system.

However, if the PRC reneges on its agreement to allow Hong Kong to function autonomously, this could potentially impact Hong Kong’s common law legal system and may in turn bring about uncertainty in, for example, listing our common stocks on OTC Market.

This also could materially and adversely affect our business and operation. Additionally, intellectual property rights and confidentiality protections in Hong Kong may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the Hong Kong legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the pre-emption of local regulations by national laws. These uncertainties could limit the legal protections available to us, including our ability to enforce our agreements with our customers.

Devaluation of the Hong Kong dollar could affect our financial conditions and results of operations.

Since 1983, Hong Kong dollars have been pegged to the US dollars at the rate of approximately HK$7.80 to US$1.00. We cannot assure you that this policy will not be changed in the future. If the pegging system collapses and Hong Kong dollars suffer devaluation, the Hong Kong dollar cost of our expenditures denominated in foreign currency may increase. This would in turn adversely affect the operations and profitability of our business.

It will be difficult to acquire jurisdiction and enforce liabilities against us, our officers, directors and assets based in Hong Kong.

Almost all of our assets are located in Hong Kong and China and our officers and directors currently reside outside of the United States and are in Hong Kong. There are currently no treaties or other arrangements providing for reciprocal enforcement of foreign judgments between Hong Kong and the United States. In a common law action for enforcement of a foreign judgment in Hong Kong, the enforcement is subject to various conditions, including but not limited to, that the foreign judgment is a final judgment conclusive upon the merits of the claim, the judgment is for a liquidated amount in a civil matter and not in respect of taxes, fines, penalties, or similar charges, the proceedings in which the judgment was obtained were not contrary to natural justice, and the enforcement of the judgment is not contrary to public policy of Hong Kong. China does not have any treaties or other form of reciprocity with the United States or the Cayman Islands that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC law or national sovereignty, security or public interest. As a result, it may be difficult or not possible for United States investors to enforce their legal rights, to effect service of process upon us, our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of us, our directors and officers under federal securities laws.

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

Recent Developments

Recent Regulatory Developments

PRC Regulatory Permissions

Currently, the Chinese government may intervene or influence our operations in China or any securities offering at any time, which could result in a material change in our operations and our common stock could decline in value or become worthless. The PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a VIE structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. We do not use a VIE Structure and believe that our subsidiaries are not directly subject to these regulatory actions or statements, as we have not implemented any monopolistic behavior and our business does not involve the collection of user data or implicate cybersecurity. As of the date of this report, no relevant laws or regulations in the PRC explicitly require us to seek approval from the China Securities Regulatory Commission, or the CSRC, or any other PRC governmental authorities for the offering, nor has our Delaware holding company, any of our PRC subsidiaries received any inquiry, notice, warning or sanctions regarding the offering from the CSRC or any other PRC governmental authorities.

However, since these statements and regulatory actions by the PRC government are newly published and official guidance and related implementation rules have not been issued, it is highly uncertain when legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list on an U.S. or other foreign exchange. The Standing Committee of the National People’s Congress, or the SCNPC, or other PRC regulatory authorities may in the future promulgate laws, regulations or implementing rules that require our company or any of our subsidiaries to obtain regulatory approval from Chinese authorities before the offering. However, any change in foreign investment regulations, and other policies in China or related enforcement actions by China government could result in a material change in our operations and the value of our common stock and could significantly limit or completely hinder our ability to offer our ordinary shares to investors or cause the value of our common stock to significantly decline or be worthless.

On December 28, 2021, the CAC and several other administrations jointly issued the revised Measures for Cybersecurity Review, or the Revised Review Measures, which will become effective and replace the existing Measures for Cybersecurity Review on February 15, 2022. According to the Revised Review Measures, if an “online platform operator” that is in possession of personal data of more than one million users intends to list in a foreign country, it must apply for a cybersecurity review. Based on a set of Q&A published on the official website of the State Cipher Code Administration in connection with the issuance of the Revised Review Measures, an official of the said administration indicated that an online platform operator should apply for a cybersecurity review prior to the submission of its listing application with non- PRC securities regulators. After the receipt of all required application materials, the authorities must determine, within ten business days thereafter, whether a cybersecurity review will be initiated. If a review is initiated and the authorities conclude after such review that the listing will affect national security, the listing of the relevant applicant will be prohibited. Given the recency of the issuance of the Revised Review Measures and their pending effectiveness, there is a general lack of guidance and substantial uncertainties exist with respect to their interpretation and implementation. For example, it is unclear whether the requirement of cybersecurity review applies to follow-on offerings by an “online platform operator” that is in possession of personal data of more than one million users where the offshore holding company of such operator is already listed overseas On November 14, 2021, the CAC released the Regulations on Network Data Security Management (draft for public comments), which provide that if a data processor that processes personal data of more than one million users intends to list in a foreign country, it must apply for a cybersecurity review. Pending the finalization, adoption, enforcement and interpretation of these new measures and regulations, we cannot rule out the possibility that the measures and regulations may be enacted, interpreted or implemented in ways that will negatively affect us. The Company believes the new data security of China do not apply to the Company or its subsidiaries. However, any change in foreign investment regulations, and other policies in China or related enforcement actions by China government could result in a material change in our operations and the value of our ordinary shares and could significantly limit or completely hinder our ability to offer our ordinary shares to investors or cause the value of our common stock to significantly decline or be worthless.

Although we are operating in an industry that limits foreign investment according to applicable laws which allows not more than 50% equity interests held by foreign investors, we believe that we are currently not required to obtain any approvals from Chinese government to offer our common stock to foreign investors and list our common stock on OTC Market, however, if we inadvertently conclude that such approvals are not required, or applicable laws, regulations, or interpretations change in China that require us to obtain such approval, it could significantly limit or completely hinder our ability to offer or continue to offer our securities to investors and cause the value of our securities to significantly decline.

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

Transfer of Cash To and From Our Subsidiaries

The Company is incorporated in State of Delaware as a holding company with no actual operations and it currently conducts its business through its subsidiaries in China and our corporate headquarter is in Hong Kong. There has been no cash flows and transfers of other assets between the holding company and its subsidiaries other than that as of December 31, 2022, NCN Group Limited (BVI) and NCN Group Management Limited, a wholly owned subsidiaries of the Company have paid approximately $65,708 and $19,103 for corporate expenses on behalf of the holding company respectively and not as the dividend payment or distribution. None of our subsidiaries has made any dividend payment or distribution to our holding company as of the date of this report and they have no plans to make any distribution or dividend payment to the holding company in the near future. Neither the Company nor any of its subsidiaries has made any dividends or distributions to U.S. investors as of the date of this report.

Cash may be transferred within our consolidated group in the following manner:

●	we may transfer funds to our subsidiaries by way of capital contributions or loans, through intermediate holding companies or otherwise;
●	we may provide loans to our subsidiaries and vice versa; and
●	our subsidiaries may make dividends or other distributions to us, through intermediate holding companies or otherwise.

We have made the following aggregate cash intercompany payments and transfers from January 1, 2022 to December 31, 2022.

DATE	DISTRIBUTOR		RECIPIENT		AMOUNT	DISCRIPTION

2/24/2022	NCN Group Management	HK to	NCN Group	BVI	US$192	Loan to immediate holding company
4/1/2022	NCN Group	BVI to	NCN Group Management	HK	US$14,569	Repayment of loan
4/20/2022	NCN Group Management	HK to	NCN Group	BVI	US$200	Loan to immediate holding company
5/30/2022	NCN Group Management	HK to	NCN Group	BVI	US$490	Loan to immediate holding company
9/15/2022	NCN Group Management	HK to	NCN Group	BVI	US$1,538	Loan to immediate holding company
9/29/2022	NCN Group	BVI to	NCN Group Management	HK	US$128	Repayment of loan
9/30/2022	NCN Group Management	HK to	ChenXing (Beijing)	PRC	US$1,208	Loan to subsidiary

9/30/2022	NCN Group Management	HK to	NCN (Ningbo)	PRC	US$410	Loan to subsidiary
9/30/2022	NCN Group Management	HK to	Ruibo (Shenzhen)	PRC	US$337	Loan to subsidiary
10/6/2022	NCN Group	BVI to	NCN Group Management	HK	US$1,330	Repayment of loan
10/28/2022	NCN Group Management	HK to	NCN Group	BVI	US$110	Loan to immediate holding company
10/31/2022	NCN Group Management	HK to	NCN Group	BVI	US$115	Loan to immediate holding company
11/4/2022	NCN Group	BVI to	NCN Global	HK	US$14,089	Loan to subsidiary
11/4/2022	NCN Global	HK to	NCN (Ningbo)	PRC	US$14,088	Loan to subsidiary

These payments reflect that cash provided by proceeds from short-term loans from our Hong Kong subsidiary and transfer of funds among our Hong Kong subsidiaries or BVI subsidiaries. Transfers of funds among our Hong Kong subsidiaries or from our Hong Kong subsidiaries to our BVI subsidiaries are free of restrictions. We may transfer of funds from Hong Kong subsidiaries or BVI subsidiaries to PRC subsidiaries are subject to review and conversion of HK$ or US$ to Renminbi Yuan (“RMB”), which represents the SAFE to monitor foreign exchange activities. Under the existing PRC foreign exchange regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements with the banks. Currently, we don’t have any intention to distribute earnings or settle amounts owed under our operating structure.

All transfers of cash are related to the operations of the subsidiaries in the ordinary course of business. For our Hong Kong subsidiaries, our subsidiary in British Virgin Islands and the holding company (“Non-PRC Entities”), there is no restrictions on foreign exchange for such entities and they are able to transfer cash among these entities, across borders and to US investors. Also, there is no restrictions and limitations on the abilities of Non-PRC Entities to distribute earnings from their businesses, including from subsidiaries to the parent company or from the holding company to the U.S. investors as well as the abilities to settle amounts owed.

We may face difficulties or limitations on our ability to transfer cash to any wholly foreign-owned enterprises: Under PRC laws and regulations, our PRC subsidiaries, as wholly foreign-owned enterprises in China, may pay dividends only out of their respective accumulated after-tax profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund certain statutory reserve funds, until the aggregate amount of such funds reaches 50% of its registered capital. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to discretional funds. These reserve funds and discretional funds are not distributable as cash dividends. Remittance of dividends by a wholly foreign-owned company out of China is subject to examination by the banks designated by SAFE and declaration and payment of withholding tax. Additionally, if our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing their debt may restrict their ability to pay dividends or make other distributions or payments to us. As a holding company, we may rely on dividends and other distributions on equity paid by our subsidiaries, including our PRC subsidiaries, for our cash and financing requirements. However, our PRC subsidiaries will not be able to pay dividends until they generate accumulated profits and meet the requirements described above. Also, PRC may impose greater restrictions on our Hong Kong subsidiaries’ abilities to transfer cash out of Hong Kong and to the holding company, which could adversely affect our business, financial condition and results of operations. PRC laws and regulations allow an offshore holding company to provide funding to our wholly owned subsidiary in China only through loans or capital contributions, subject to the filing or approval of government authorities and limits on the amount of capital contributions and loans. Subject to satisfaction of applicable government registration and approval requirements, we may extend inter-company loans to our wholly owned subsidiaries in China or make additional capital contributions to fund their capital expenditures or working capital. For an increase of its registered capital, the subsidiaries need to file such change of registered capital with the MOFCOM or its local counterparts. If the holding company provides funding to its subsidiaries through loans, the total amount of such loans may not exceed the difference between the entity’s total investment as approved by the foreign investment authorities and its registered capital. Such loans must be registered with SAFE or its local branches.

The PRC government may continue to strengthen its capital controls and our PRC subsidiaries’ dividends and other distributions may be subject to tighten scrutiny in the future. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if our subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. There are no other material restrictions on foreign currency restrictions with respect to our ability to transfer payments among our subsidiaries to the holding company and by holding company as a distribution to the holders of the Company.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as of December 31, 2022, in accordance with Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on and as a result of this evaluation, our Chief Executive Officer and our Chief Financial Officer have determined that as of the end of the period covered by this annual report, our disclosure controls and procedures were not effective as a result of the material weaknessnes in its internal control over financial reporting that existed as of such date as discussed below..

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

Our management, with the participation and under the supervision of our Chief Executive Officer, Earnest Leung and our Chief Financial Officer, Shirley Cheng, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, Dr. Leung and Ms. Cheng determined that our internal control over financial reporting was not effective as of December 31, 2022. Our management identified a material weakness in our internal control over financial reporting, which are indicative of many small companies with small staff that 1) insufficient segregation of duties and effective risk assessment and 2) lack of accounting staff with sufficient US GAAP experience.

Remediation of Material Weakness

We will try our best effort to fulfill our staff shortage. However, current talent availability in market is tough and we need more efforts to compete for staff in the open market.

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

On July 30, 2012, the Board of Directors approved the second amendment and restatement of the 2007 Equity Incentive Plan (the “Second Amendment of 2007 Plan”), with the only change being to increase the maximum number of shares of common stock of the Company, par value $0.001 per share that may be issued and sold under the 2007 Plan from 1,426,667 to 2,093,333 and submitted it for stockholder’s approval. The Board of Directors believes that such arrangements will be instrumental for the Company to be able to continue to attract and retain outstanding employees. A registration statement on Form S-8 was filed with the SEC on October 12, 2012 (SEC File No. 333-184398) with respect to the Second Amendment of 2007 Plan.

On October 31, 2012, the Board of Directors approved the third amendment and restatement of the 2007 Equity Incentive Plan (the “Third Amendment of 2007 Plan”), with the only change being to increase the maximum number of shares of common stock of the Company, par value $0.001 per share that may be issued and sold under the 2007 Plan from 2,093,333 to 2,680,000 and submitted it for stockholder’s approval. The Board of Directors believes that such arrangements will be instrumental for us to be able to continue to attract and retain outstanding employees. A registration statement on Form S-8 was filed with the SEC on January 16, 2014 (SEC File No. 333-193381) with respect to the Third Amendment of 2007 Plan.

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

Gries & Associates, LLC is our Principal Independent Registered Public Accountants engaged to audit our financial statements for the fiscal years ended December 31, 2022 and 2021, respectively. The following table shows the fees that we paid or accrued for the audit and other services provided by Gries & Associates, LLC, for the fiscal years ended December 31, 2022 and 2021.

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
Date: June 26, 2023

	By:	/s/ Shirley Cheng
Shirley Cheng
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: June 26, 2023

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Earnest Leung	Chief Executive Officer and Director	June 26, 2023
Earnest Leung	(Principal Executive Officer)

/s/ Shirley Cheng	Chief Financial Officer and Director	June 26, 2023
Shirley Cheng	(Principal Financial and Accounting Officer)

/s/ Frederick Wong	Director	June 26, 2023
Frederick Wong

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Amended And Restated Certificate Of Incorporation
3.2	Amended and Restated By-Laws, adopted on January 10, 2006
3.3	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 27, 2009
3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on September 16, 2011
3.5	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on September 16, 2011
3.6	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on October 11, 2021
4.1	Form of Registrant’s Common Stock Certificate
4.2	Form of Registrant’s Common Stock Certificate
4.3	TEDA Travel Group, Inc. 2004 Stock Incentive Plan, effective on April 16, 2004
4.4	Network CN Inc. Third Amended and Restated 2007 Equity Incentive Plan
4.5	Network CN Inc. 2023 Equity Incentive Plan
10.1	Note Exchange and Option Agreement, dated April 2, 2009, between the Company and Keywin Holdings Limited.
10.2	Employment Agreement, dated July 15, 2009, between the Company and Earnest Leung.
10.3	Amendment No. 1 to Note Exchange and Option Agreement, dated July 1, 2009, between Keywin Holdings Limited and the Company.
10.4	Amendment No. 2 to Note Exchange and Option Agreement dated September 30, 2009, between Keywin Holding Limited and the Company.
10.5	Amendment No. 3 to Note Exchange and Option Agreement, dated January 1, 2010, between Keywin Holding Limited and the Company
10.6	Amendment No. 4 to Note Exchange and Option Agreement, dated September 30, 2010, between Keywin Holding Limited and the Company
10.7	Amendment No. 5 to Note Exchange and Option Agreement, dated June 1, 2011, between Keywin Holding Limited and the Company
10.8	Amendment No. 6 to Note Exchange and Option Agreement, dated December 30, 2011, between Keywin Holding Limited and the Company
10.9	Amendment No. 7 to Note Exchange and Option Agreement, dated June 28, 2012, between Keywin Holding Limited and the Company
10.10	Amendment No.8 to Note Exchange and Option Agreement, dated December 28, 2012, between Keywin Holding Limited and the Company
10.11	Amendment No.9 to Note Exchange and Option Agreement, dated December 31, 2013, between Keywin Holding Limited and the Company
10.12	Amendment No.10 to Note Exchange and Option Agreement, dated December 12, 2014, between Keywin Holding Limited and the Company
10.13	Amendment No.11 to Note Exchange and Option Agreement, dated December 31, 2015, between Keywin Holdings Limited and the Company
10.14	Amendment No.12 to Note Exchange and Option Agreement, dated December 28, 2017, between Keywin Holdings Limited and the Company
10.15	Amendment No.13 to Note Exchange and Option Agreement, dated December 31, 2019, between Keywin Holdings Limited and the Company
10.16	Amendment No.14 to Note Exchange and Option Agreement, dated June 1, 2021, between Keywin Holdings Limited and the Company
10.17	Consultancy Agreement in connection with debt restructuring dated December 1, 2008, between NCN Group Ltd and Statezone Limited
14.1	Code of Business Conduct and Ethics for Network CN Inc. as approved and amended by the Board of Directors as of September 1, 2007 and September 29, 2008 respectively
21.1	Subsidiaries of the registrant.*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

