Form 10-Q
period 2023-06-30
NETWORK CN INC
filed 2023-08-14
CIK 934796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 14, 2023 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	22,487,859

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

2

PART I

FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.

CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.

CONSOLIDATED BALANCE SHEETS

	Note(s)	As of June 30, 2023 (Unaudited)	As of December 31, 2022
ASSETS
Current Assets
Cash		$2,622	$20,351
Accounts receivables, net	4	116,313	74,783
Prepaid expenses and other current assets, net	5	11,316	8,081
Inventories	6	9,202	-
Total Current Assets		139,453	103,215

Equipment, Net		1,741	2,427

Intangible Assets, Net	7	769,154	305,970

Right-of-use assets, Net	8	124,387	72,407

TOTAL ASSETS		$1,034,735	$484,019

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	9	$3,270,004	$2,771,345
Lease liabilities	12	83,065	35,681
Short-term loans	10	1,266,746	1,165,372
Total Current Liabilities		4,619,815	3,972,398

Non-Current Liabilities
Noncurrent portion of lease liabilities	12	9,958	31,890
1% convertible promissory note due 2025, net	11	645,000	645,000
1% convertible promissory note due 2027, net	11	2,209,457	2,172,485
Total Non- Current Liabilities		2,864,415	2,849,375

TOTAL LIABILITIES		7,484,230	6,821,773

COMMITMENTS AND CONTINGENCIES	13	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 100,000,000 shares authorized. Shares issued and outstanding: 23,421,823 and 20,749,018 as of June 30, 2023 and December 31, 2022, respectively		23,422	20,749
Additional paid-in capital		132,450,740	131,317,155
Accumulated deficit		(140,637,172)	(139,381,092)
Accumulated other comprehensive income		1,713,515	1,705,434
TOTAL STOCKHOLDERS’ DEFICIT	14	(6,449,495)	(6,337,754)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$1,034,735	$484,019

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

		For the Three Months Ended		For the Six Months Ended
	Note(s)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
REVENUES
Advertising services		$93,536	$-	$341,972	$-

COST OF REVENUES
Cost of advertising services		(79,326)	-	(327,977)	-

GROSS PROFIT/(LOSS)		14,210	-	13,995	-

OPERATING EXPENSES
General and administrative		(211,873)	(119,586)	(459,042)	(285,391)
Amortization of intangible assets	7	(101,098)	-	(223,601)	-
Loss on written off of intangible assets	7	(449,473)	-	(449,473)	-
Stock based compensation for services		-	-	-	(24,000)
Total Operating Expenses		(762,444)	(119,586)	(1,132,116)	(309,391)

LOSS FROM OPERATIONS		(748,234)	(119,586)	(1,118,121)	(309,391)

OTHER INCOME
Interest income		8	2	18	2
Government grant		849	2,051	3,198	2,051
Gain on lease termination	8	11,373	-	11,373	-
Total Other Income		12,230	2,053	14,589	2,053

INTEREST AND OTHER DEBT-RELATED EXPENSES
Amortization of debt discount	11	(18,567)	(17,751)	(36,972)	(36,536)
Interest expense	10 & 11	(59,162)	(51,637)	(115,576)	(115,888)
Total Interest and Other Debt–Related Expenses		(77,729)	(69,388)	(152,548)	(152,424)

NET LOSS BEFORE INCOME TAXES		(813,733)	(186,921)	(1,256,080)	(459,762)
Income taxes	17	-	-	-	-
NET LOSS		$(813,733)	$(186,921)	$(1,256,080)	$(459,762)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation gain		8,654	-	8,081	-
Total Other Comprehensive Income		8,654	-	8,081	-

COMPREHENSIVE LOSS		$(805,079)	$(186,921)	$(1,247,999)	$(459,762)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	16	$(0.04)	$(0.01)	$(0.06)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	16	23,122,433	21,018,190	22,273,450	21,018,190

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2022

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Share	Amount	Capital	Deficit	Income	Total
Balance as of January 1, 2022	20,749,018	$20,749	$130,559,370	$(138,455,814)	$1,704,440	$(6,171,255)
Stock-based compensation for stock granted to directors for services	-	-	24,000	-	-	24,000
Beneficial conversion feature associated with convertible notes	-	-	400,000	-	-	400,000
Translation adjustment	-	-	-	-	-	-
Net loss for the period	-	-	-	(272,841)	-	(272,841)
Balance as of March 31, 2022	20,749,018	$20,749	$130,983,370	$(138,728,655)	$1,704,440	$(6,020,096)
Translation adjustment	-	-	-	-	-	-
Net loss for the period	-	-	-	(186,921)	-	(186,921)
Balance as of June 30, 2022	20,749,018	$20,749	$130,983,370	$(138,915,576)	$1,704,440	$(6,207,017)

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2023

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Share	Amount	Capital	Deficit	Income	Total
Balance as of January 1, 2023	20,749,018	$20,749	$131,317,155	$(139,381,092)	$1,705,434	$(6,337,754)
Shares issued for intangible assets	606,881	607	(607)	-	-	-
Stock-based compensation for stock granted for intangible assets	-	-	1,136,258	-	-	1,136,258
Translation adjustment	-	-	-	-	(573)	(573)
Net loss for the period	-	-	-	(442,347)	-	(442,347)
Balance as of March 31, 2023	21,355,899	$21,356	$132,452,806	$(139,823,439)	$1,704,861	$(5,644,416)
Shares issued for intangible assets	2,065,924	2,066	(2,066)	-	-	-
Translation adjustment	-	-	-	-	8,654	8,654
Net loss for the period	-	-	-	(813,733)	-	(813,733)
Balance as of June 30, 2023	23,421,823	$23,422	$132,450,740	$(140,637,172)	$1,713,515	$(6,449,495)

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,256,080)	$(459,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of equipment	686	22,945
Amortization expense of right-of-use assets	123,988	-
Amortization of intangible assets	223,601	-
Amortization of debt discount	36,972	36,536
Loss on written of intangible assets	449,473	-
Stock-based compensation for services	-	24,000
Changes in operating assets and liabilities:
Accounts receivables, net	(41,530)	-
Inventories	(9,202)	4,443
Prepaid expenses and other current assets, net	(3,235)	-
Operating lease liabilities	(157,340)	(22,349)
Accounts payable, accrued expenses and other payables	498,659	224,585
Net cash used in operating activities	(134,008)	(169,602)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(1,078)
Net cash used in investing activities	-	(1,078)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	101,374	153,225
Net cash provided by financing activities	101,374	153,225

EFFECT OF EXCHANGE RATE CHANGES ON CASH	14,905	-

NET DECREASE IN CASH	(17,729)	(17,455)

CASH, BEGINNING OF PERIOD	20,351	21,677

CASH, END OF PERIOD	$2,622	$4,222

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Settlement of short-term loans by conversion to convertible note (Note 1)	$-	$2,005,000
Settlement of short-term loans interest payable by conversion to convertible note (Note 1)	$-	$495,000
Recognition of right-of-use assets and lease liabilities	$498,466	$-
Stock-based compensation for stock granted for intangible assets (Note 2)	$1,136,258	$-
Issuance of shares for intangible assets (Note 2 & 3)	$2,673	$-

The accompanying notes are an integral part of the consolidated financial statements.

Note 1: On January 18, 2022, the Company entered into a Subscription Agreement under which the Subscriber agreed to purchase the 1% Senior Unsecured Convertible Note Agreement from the Company for an agreement purchase price of two million five hundred thousand US Dollars ($2,500,000). The issuance of convertible note is for setting off against the Company’s obligation to repay part of the short-term loans $2,005,000 and interest payable $495,000, there was no cash proceeds from the issuance of convertible notes.

Note 2: Intangible Assets of are acquired advertising rights fee contracts and the Company measured the intangible assets acquired based on the fair value of the consideration given. The Company granted in aggregate 2,065,924 shares of the Company’s common stock for the acquisition of advertising rights fee contracts. In connection with this stock grant, the Company measured the Company’s shares at fair value of $0.55 per share and recognized the amount of $1,136,258 as the cost of intangible assets. On April 25, 2023, the Company agreed to issue 2,065,924 restricted shares of the Company’s common stock to the employees for the intangible assets.

Note 3: Intangible Assets of Ningbo are acquired advertising rights fee contracts and the Company measured the intangible assets acquired based on the fair value of the consideration given. The Company granted 606,881 shares of the Company’s common stock for the acquisition of advertising rights fee contracts. In connection with this stock grant, the Company measured the Company’s shares at fair value of $0.55 per share and recognized the amount of $333,785 as the cost of intangible assets. On February 1, 2023, the Company agreed to issue 606,881 restricted shares of the Company’s common stock to the employee for the intangible assets.

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

Details of the Company’s principal subsidiaries and variable interest entities as of June 30, 2023, are described in Note 3 – Subsidiaries and Variable Interest Entities.

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

Recent development

Termination of commercial agreements

In May 2023, the Board of Directors agreed and approved the termination of all commercial agreements with Beijing Huizhong Bona Media Advertising Co., Ltd (“Bona”) and Xingpin Shanghai Advertising Limited (“Xingpin”). The Company delivered termination notice to terminate all the commercial agreements with Bona and Xingpin and the Company will no longer able to exert control over Bona and Xingpin when the termination notices become effective.

Our Business in Chengdu and Tianjin

The Company actively developing its advertising network and explored new media project in Chengdu and Tianjin, China. The Company has established two newly subsidiaries, NCN (Chengdu) Culture Media Co., Ltd, (“NCN Chengdu”) and NCN (Tianjin) Culture Co., Ltd (“NCN Tianjin”), a wholly foreign-owned enterprise in Chengdu and Tianjin, China. The Company owns 100% of the established subsidiary companies. In January 2023, NCN Chengdu and Tianjin started its operation and acquired rights to operate advertising panels in Chengdu and Tianjin. On April 25, 2023, the Company agreed to issue 933,964 and 1,131,960 restricted shares of the Company’s common stock to the employee, Qi Hao and Yang Wu Qiang, respectively. On January 1, 2023, NCN Chengdu and Tianjin entered into an employment contract with Qi Hao and Yang Wu Qiang (“the employees”) under which the employees agreed to bring in the advertising rights in Chengdu and Tianjin to the Company and the Company will reward him for 933,964 and 1,131,960 shares of the Company’s common stock. On May 16, 2023, Mr. Qi Hao resigned and the Company early terminated the advertising rights fee contracts in Tianjin and 933,964 shares issued were cancelled on August 4, 2023.

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

Authorized capital

On April 28, 2020, the Board of Directors and Majority of stockholders of the Company approved to increase the total number of authorized shares of Common Stock from 26,666,667 to 100,000,000,000. On October 11, 2021, we filed a Certificate of Amendment to our Certificate of Incorporation with the Delaware Secretary of State to increase our authorized shares of common stock from 26,666,667 to 100,000,000,000 and the increase had approved by Delaware secretary of state on April 5, 2022. On March 22, 2023, the Board of Directors and Majority of stockholders of the Company approved to decrease the total number of authorized shares of Common Stock from 100,000,000,000 to 100,000,000. We filed a Certificate of Amendment to our Certificate of Incorporation with the Delaware Secretary of State to decrease our authorized shares of common stock from 100,000,000,000 to 100,000,000 and the decrease had approved by Delaware secretary of state on August 6, 2023.

Going Concern

The Company has experienced recurring net losses $813,733 and $186,921 for the three months ended June 30, 2023 and 2022 respectively, and $1,256,080 and $459,762 for the six months ended June 30, 2023 and 2022 respectively. As of June 30, 2023, and December 31, 2022, the Company has stockholders’ deficit of $6,449,495 and $6,337,754, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The unaudited consolidated financial statements for the three months and six months ended June 30, 2023 and 2022 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments or a description of the nature and amount of any adjustments other than normal recurring adjustments) have been made which are necessary for a fair presentation of financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022, previously filed with the Securities and Exchange Commission on June 29, 2023. The disclosures made in the unaudited interim consolidated financial statements generally do not repeat those in the annual statements.

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

NOTE 3.	SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Details of the Company’s principal subsidiaries and variable interest entities as of June 30, 2023 was as follows:

Name	Place of Incorporation	Ownership/Control interest attributable to the Company	Principal activities
NCN Group Limited	BVI	100%	Investment holding
NCN Media Services Limited	BVI	100%	Investment holding
Cityhorizon Limited (4)	Hong Kong	100%	Not applicable
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
Crown Eagle Investment Limited	Hong Kong	100%	Investment holding
Crown Winner International Limited (4)	Hong Kong	100%	Not applicable
NCN Group (Global) Limited	Hong Kong	100%	Investment holding
ChenXing (Beijing) Advertising Co., Ltd	PRC	100%	Investment holding
Ruibo (Shenzhen) Advertising Co., Ltd	PRC	100%	Investment holding
NCN (Ningbo) Culture Media Co., Ltd	PRC	100%	Provision of advertising services
NCN (Nanjing) Culture Co., Ltd	PRC	100%	Provision of advertising services
NCN (Beijing) Advertising Co., Ltd.	PRC	100%	Provision of advertising services
NCN (Tianjin) Culture Co., Ltd	PRC	100%	Provision of advertising services
NCN (Chengdu) Culture Media Co., Ltd	PRC	100%	Provision of advertising services
NCN Huamin Management Consultancy (Beijing) Company Limited (2)	PRC	100%	Not applicable
Huizhong Lianhe Media Technology Co., Ltd. (2)	PRC	100%	Not applicable
Beijing Huizhong Bona Media Advertising Co., Ltd.(2)	PRC	100% (1)	Not applicable
Xingpin Shanghai Advertising Limited (3)	PRC	100% (1)	Dormant
Chuanghua Shanghai Advertising Limited (3)	PRC	100%	Dormant
Jiahe Shanghai Advertising Limited (2)	PRC	100%	Not applicable

Remarks:

1)	Variable interest entity which the Company exerted 100% control through a set of commercial arrangements. The Company delivered termination notice to terminate all the commercial agreements with Bona and Xingpin and the Company will no longer able to exert control over Bona and Xingpin when the termination notices become effective.
2)	The subsidiary/variable interest entity ’s business license has been revoked.
3)	The subsidiary/variable interest entity was classified as abnormal operation business.
4)	Deregistration of the company is in progress.

NOTE 4.	ACCOUNTS RECEIVABLES, NET

Accounts receivables, net as of June 30, 2023 and December 31, 2022 were as follows:

	As of June 30, 2023	As of December 31, 2022
Accounts receivable	$116,313	$74,783
Less: allowance for doubtful debts	-	-
Total	$116,313	$74,783

The Company recorded no allowance for doubtful debt for accounts receivable as of June 30,2023 and December 31, 2022.

NOTE 5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of June 30, 2023 and December 31, 2022 were as follows:

	As of June 30, 2023	As of December 31, 2022
Prepaid advertising rights	$767	$8,081
Prepaid expenses	3,621	-
Deposit paid	6,928	-
Less: allowance for doubtful debts	-	-
Total	$11,316	$8,081

NOTE 6.	INVENTORIES

Inventories, net as of June 30, 2023 and December 31, 2022 were as follows:

	As of June 30, 2023	As of December 31, 2022
Finished goods	$9,202	$-
Less: provision for slow moving inventories	-	-
Total	$9,202	$-

For the three and six months ended June 30, 2023 and 2022, no provision for slow moving inventories was charged to expenses.

NOTE 7.	INTANGIBLE ASSETS, NET

Intangible Assets, net as of June 30, 2023 and December 31, 2022 were as follows:

	As of June 30, 2023				As of December 31, 2022
	Ningbo (Note 1)	Tianjin (Note 2)	Chengdu (Note 3)	Total	Total
Cost	$333,785	$-	$622,578	$956,363	$333,785
Less: accumulated amortization	(83,446)	-	(103,763)	(187,209)	(27,815)
Total	$250,339	$-	$518,815	$769,154	$305,970

Note:

1)	Intangible Assets of Ningbo are acquired advertising rights fee contracts and the Company measured the intangible assets acquired based on the fair value of the consideration given. The Company granted 606,881 shares of the Company’s common stock for the acquisition of advertising rights fee contracts. In connection with this stock grant, the Company measured the Company’s shares at fair value of $0.55 per share and recognized the amount of $333,785 as the cost of intangible assets.
2)	Intangible Assets of Tianjin are acquired advertising rights fee contracts and the Company measured the intangible assets acquired based on the fair value of the consideration given. The Company granted 933,964 shares of the Company’s common stock for the acquisition of advertising rights fee contracts. In connection with this stock grant, the Company measured the Company’s shares at fair value of $0.55 per share and recognized the amount of $513,680 as the cost of intangible assets. On May 16, 2023, the Company early terminated the advertising rights fee contracts in Tianjin and 933,964 shares issued will be cancelled, the intangible asset was written off and loss on written off of intangible assets of $449,473 was recorded.
3)	Intangible Assets of Chengdu are acquired advertising rights fee contracts and the Company measured the intangible assets acquired based on the fair value of the consideration given. The Company granted 1,131,960 shares of the Company’s common stock for the acquisition of advertising rights fee contracts. In connection with this stock grant, the Company measured the Company’s shares at fair value of $0.55 per share and recognized the amount of $622,578 as the cost of intangible assets.

The Company recorded amortization expenses for the three and six months ended June 30, 2023, amounted to $101,098 and $223,601 respectively and no amortization expenses recorded for the three and six months ended June 30, 2022. The Company recorded loss on written off of intangible asset for the three and six months ended June 30, 2023, amounted to $449,473.

The estimated amortization is as follows:

Estimated amortization expense
Twelve Months Ending December 31,
2023	$159,393
2024	318,789
2025	290,972
2026	-
Thereafter	-
Total	$769,154

NOTE 8.	RIGHT-OF-USE ASSETS, NET

Right-of-use, net as of June 30, 2023 and December 31, 2022 were as follows:

	As of June 30, 2023	As of December 31, 2022
Cost	$174,504	$80,870
Less: accumulated depreciation	(50,117)	(8,463)
Total	$124,387	$72,407

Amortization expenses of right-of-use assets were $49,459 and $123,988 for the three and six months ended June 30, 2023, respectively, while interest expenses was nil for the three and six months ended June 30, 2022, respectively.

The Company has several operating advertising rights agreements with lease terms ranging from 2 to 3 years.

For the six months ended June 30, 2023, derecognition of right-of-use assets of $315,674.

NOTE 9.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of June 30,2023 and December 31,2022 were as follows:

	As of June 30, 2023	As of December 31, 2022
Accounts payable	$173,351	$76,601
Payment in advance	18,358	-
Accrued staff benefits and related fees	2,360,631	2,153,063
Accrued professional fees	69,658	93,171
Accrued interest expenses	329,669	214,094
Franchise tax payable	92,300	92,300
Other accrued expenses	125,546	41,625
Other payables	100,491	100,491
Total	$3,270,004	$2,771,345

NOTE 10.	SHORT-TERM LOANS

As of June 30, 2023 and December 31, 2022, the Company recorded an aggregated amount of $1,266,746 and $1,165,372 of short-term loans, respectively. Those loans were borrowed from a shareholder and an unrelated individual. Except for loan of $128,205 from an unrelated individual that are unsecured, bearing yearly interest of 1% and are repayable on demand, the remaining loans are unsecured, bear a monthly interest of 1.5% and are repayable on demand. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. On January 18, 2022, the Company issued convertible notes of US$2,500,000 which is for setting off against the short-term loans and interest payable. As of the date of this report, the balance of $1,266,746 have not yet been repaid.

The interest expenses of the short-term loans were $51,321 and $99,980 for the three and six months ended June 30, 2023, respectively, while interest expenses amounted $43,796 and $101,525 for the three and six months ended June 30, 2022, respectively.

NOTE 11.	CONVERTIBLE PROMISSORY NOTES

Issuance of 1% Convertible Promissory Notes, due 2025 in 2020

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

Issuance of 1% Convertible Promissory Notes, due 2027 in 2022

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

The following table details the accounting treatment of the convertible promissory notes:

	1% Convertible Promissory Notes, due in 2025	1% Convertible Promissory Notes, due in 2027	Total
Net carrying value of convertible promissory notes as of December 31, 2021	$645,000	$-	$645,000
Proceeds of 1% convertible promissory notes	-	2,500,000	2,500,000
Less: Allocated intrinsic value of beneficial conversion feature (Note a)	-	(400,000)	(400,000)
Add: Accumulated amortization of debt discount	-	72,485	72,485
Net carrying value of convertible promissory notes as of December 31, 2022 and January 31, 2023	645,000	2,172,485	2,817,485
Add: Amortization of debt discount	-	36,972	36,972
Net carrying value of convertible promissory notes as of June 30, 2023	$645,000	$2,209,457	$2,854,457

Note:

(a)	At the time of issuance, the Company evaluated the intrinsic value of the beneficial conversion feature (“BCF”) associated with the conversion feature of the convertible promissory note. The BCF was recorded into additional paid-in capital. Additionally, the convertible promissory note was considered to have an embedded BCF because the effective conversion price was less than the fair value of the Company’s common stock on notes issuance date. The value of the BCF was recorded as a discount on the convertible promissory note. Hence, in connection with the issuance of the convertible promissory note, the Company recorded a total debt discount of $400,000 that will be amortized over the term of the Note using effective-interest rate method.

Amortization of debt discount

The following table details the amortization of debt discount:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
1% convertible promissory notes, due in 2025	$-	$-	$-	$-
1% convertible promissory notes, due in 2027	18,567	17,751	36,972	36,536
Total	$18,567	$17,751	$36,972	$36,536

Interest Expense

The following table details the interest expenses:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
1% convertible promissory notes, due in 2025	$1,608	$1,608	$3,198	$3,198
1% convertible promissory notes, due in 2027	6,233	6,233	12,398	11,165
Total	$7,841	$7,841	$15,596	$14,363

NOTE 12.	LEASE LIABILITIES

In 2022 and 2023, the Company entered into agreements to acquire rights to operate the advertising panels with lease term from 15 to 36 months.

As of June 30, 2023, future minimum commitments under the Company’s non-cancelable operating lease, in accordance with ASC 842, are as follows:

Fiscal years ending June 30,	Operating leases
2023	$50,798
2024	36,239
2025	7,853
2026	-
Thereafter	-
Total undiscounted cash flows	94,890
Less: imputed interest	(1,867)
Present value of lease liabilities	93,023
Less: Non-current portion of lease liabilities	(9,958)
Current portion of lease liabilities	$83,065

As of June 30, 2023 and December 31, 2022, the remaining weighted-average lease term was 1.25 years and 1.71 years, respectively and the weighted-average incremental borrowing rate used to determine the operating lease liabilities was 4.72% and 4.60% respectively.

Supplementary cash flow information related to lease where the Company was the lessee for the six months June 30, 2023 and 2022 was as follows:

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Operating cash outflows from operating lease	$(157,225)	$(22,349)

NOTE 13.	COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. As of June 30, 2023 and December 31, 2022, the Company’s management is of the opinion that there are no commitments and contingencies to account for.

NOTE 14.	STOCKHOLDERS’ DEFICIT

Stock, Options and Warrants Issued for Services

On December 30, 2021, the Board of Director granted an aggregate of 132,172 shares of common stock to the directors of the Company for their services rendered during the year 2021 and 2022. Each director was granted shares of the Company’s common stock and vested in 2021: Earnest Leung, 52,172 shares; Wong Wing Kong, 15,000 shares; and Shirley Cheng, 50,000 shares and Frederick Wong granted 15,000 shares and vested in 2022. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the three months ended June 30, 2023 and 2022 and the Company recognized $nil and $24,000 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the six months ended June 30, 2023 and 2022, respectively.

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

In January 2023, NCN Chengdu and Tianjin started its operation and acquired rights to operate advertising panels in Chengdu and Tianjin. On April 25, 2023, the Company agreed to issue 933,964 and 1,131,960 restricted shares of the Company’s common stock to the employee, Qi Hao and Yang Wu Qiang, respectively. On January 1, 2023, NCN Chengdu and Tianjin entered into an employment contract with Qi Hao and Yang Wu Qiang (“the employees”) under which the employees agreed to bring in the advertising rights in Chengdu and Tianjin to the Company and the Company will reward him for 933,964 and 1,131,960 shares of the Company’s common stock. On May 16, 2023, Mr. Qi Hao resigned his position and the Company early terminated the advertising rights fee contracts in Tianjin and 933,964 shares issued were cancelled on August 4, 2023.

Restriction on payment of dividends

The Company has not declared any dividends since incorporation.

NOTE 15.	RELATED PARTY TRANSACTIONS

Except as set forth below, during the three and six months ended June 30, 2023 and 2022, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

As of June 30, 2023 and December 2022, the Company recorded an aggregated amount of $1,138,541 and $1,037,167 of short-term loans from a shareholder that the loans are unsecured, bear a monthly interest of 1.5% and repayable on demand. However, according to the agreements, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the shareholder to extend the short-term loans on the due date. As of June 30, 2023 and December 31, 2022, the Company recorded an interest payable recorded in accounts payable, accrued expenses and other payables of $266,806 and $167,468, respectively. The interest expenses of the short-term loans for the three months June 30, 2023 and 2022 amounted to $51,001 and $43,475, respectively. The interest expenses of the short-term loans for the six months June 30, 2023 and 2022 amounted to $99,339 and $128,025, respectively. On January 18, 2022, the shareholder agreed to purchase the 1% Senior Unsecured Convertible Note Agreement from the Company and converted the short-term loans and interest payable to convertible note. As of the date of this report, except the loan and interest payable balance of $2,500,000 converted to convertible note, the remaining loans have not yet been repaid.

The Company recorded rental expense of $1,923 and $3,846 for the three and six months ended June 30, 2023 to Habitat Investment Holdings Limited, of which the Company’s chief executive officer is Habitat Investment Holdings Limited’s director and shareholder.

NOTE 16.	NET LOSS PER COMMON SHARE

Net loss per common share information for the three and six months ended June 30, 2023 and 2022 was as follows:

	For the Three Months Ended				For the Six Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
Numerator:	$		$		$		$
Net loss attributable to NCN common stockholders		(813,733)		(186,921)		(1,256,080)		(459,762)
Denominator:
Weighted average number of shares outstanding, basic *		23,122,433		21,018,190		22,273,450		21,018,190
Effect of dilutive securities		-		-		-		-
Options and warrants		-		-		-		-
Weighted average number of shares outstanding, diluted		23,122,433		21,018,190		22,273,450		21,018,190

Net loss per common share – basic and diluted		$(0.04)		$(0.01)		$(0.06)		$(0.02)

*	Including 268,172 shares that were granted and vested but not yet issued for the six months ended June 30, 2023 and 2022.

The diluted net loss per common share is the same as the basic net loss per common share for the three and six months ended June 30, 2023 and 2022 as all potential common shares are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. There were no securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because of anti-dilutive effect for the three and six months ended June 30, 2023 and 2022.

NOTE 17.	INCOME TAXES

Income is subject to taxation in various countries in which the Company and its subsidiaries operate or are incorporated. The loss before income taxes by geographical locations for the three and six months ended June 30, 2023 and 2022 were summarized as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
United States	$(604,427)	$(63,085)	$(777,444)	$(158,824)
Foreign	(209,306)	(123,836)	(478,636)	(300,938)
Total	$(813,733)	$(186,921)	$(1,256,080)	$(459,762)

Other than the United States, the Company is subject to taxation in Hong Kong and PRC. Under Hong Kong tax laws, deferred tax assets are recognized for tax loss carried forward to the extent that the realization of the related tax benefit through future taxable profits is probable. These tax losses do not expire under current Hong Kong tax legislation. Under PRC tax laws, tax losses may be carried forward for 5 years and no carry-back is allowed. As at June 30, 2023, the Company does not have available tax losses in the Hong Kong and PRC to utilize for future taxable profits.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020.  There are several different provisions with the CARES Act that impact income taxes for corporations. The Company has evaluated the tax implications and believes these provisions did not have a material impact to the financial statements.

As at June 30, 2023, the Company had an unused net operating loss carryforward of approximately $16,447,000 for income tax purposes. This net operating loss carryforward may result in future income tax benefits of approximately $3,730,535, which will expire on various from 2024 through 2037 as follows:

2024 to 2028	$2,279,147
2029 to 2033	892,375
2034 to 2037	217,937
Indefinitely	341,076
$3,730,535

The realization of net operating loss carryforward is uncertain at this time, a valuation allowance in the same amount has been established. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets of June 30, 2023 and December 31, 2022 are as follows:

	As of June 30, 2023	As of December 31, 2022
Deferred tax liabilities	$-	$-
Deferred tax assets:	-	-
Effect of net operating loss carried forward	3,730,535	3,567,272
Less: valuation allowance	(3,730,535)	(3,567,272)
Net deferred tax assets	$-	$-

Movement of valuation allowance:

	As of June 30, 2023	As of December 31, 2022
At the beginning of the period/year	$3,567,272	$3,496,482
Additions/(Deductions)	163,263	70,790
At the end of the period/year	$3,730,535	$3,567,272

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe”, “expect”, “anticipate”, “project”, “targets”, “optimistic”, “intend”, “aim”, “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to our potential inability to raise additional capital; changes in domestic and foreign laws, regulations and taxes; uncertainties related to China’s legal system and economic, political and social events in China; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks”; changes in economic conditions, including a general economic downturn or a downturn in the securities markets; and any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K/A for fiscal year ended December 31, 2022 and in Part 2, Item 1A of this Form 10-Q. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

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

For more information relating to our business, please refer to Part I, “Item 1 - Business” of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022.

Recent development

Termination of commercial agreements

In May 2023, the Board of Directors agreed and approved the termination of all commercial agreements with Beijing Huizhong Bona Media Advertising Co., Ltd (“Bona”) and Xingpin Shanghai Advertising Limited (“Xingpin”). The Company delivered termination notice to terminate all the commercial agreements with Bona and Xingpin and the Company will no longer able to exert control over Bona and Xingpin when the termination notices become effective.

Our Business in Chengdu and Tianjin

The Company actively developing its advertising network and explored new media project in Chengdu and Tianjin, China. The Company has established two newly subsidiaries, NCN (Chengdu) Culture Media Co., Ltd, (“NCN Chengdu”) and NCN (Tianjin) Culture Co., Ltd (“NCN Tianjin”), a wholly foreign-owned enterprise in Chengdu and Tianjin, China. The Company owns 100% of the established subsidiary companies. In January 2023, NCN Chengdu and Tianjin started its operation and acquired rights to operate advertising panels in Chengdu and Tianjin. On April 25, 2023, the Company agreed to issue 933,964 and 1,131,960 restricted shares of the Company’s common stock to the employee, Qi Hao and Yang Wu Qiang, respectively. On January 1, 2023, NCN Chengdu and Tianjin entered into an employment contract with Qi Hao and Yang Wu Qiang (“the employees”) under which the employees agreed to bring in the advertising rights in Chengdu and Tianjin to the Company and the Company will reward him for 933,964 and 1,131,960 shares of the Company’s common stock. On May 16, 2023, Mr. Qi Hao resigned his position and the Company early terminated the advertising rights fee contracts in Tianjin and 933,964 shares issued were cancelled on August 4, 2023.

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

Authorized capital

On April 28, 2020, the Board of Directors and Majority of stockholders of the Company approved to increase the total number of authorized shares of Common Stock from 26,666,667 to 100,000,000,000. On October 11, 2021, we filed a Certificate of Amendment to our Certificate of Incorporation with the Delaware Secretary of State to increase our authorized shares of common stock from 26,666,667 to 100,000,000,000 and the increase had approved by Delaware secretary of state on April 5, 2022. On March 22, 2023, the Board of Directors and Majority of stockholders of the Company approved to decrease the total number of authorized shares of Common Stock from 100,000,000,000 to 100,000,000. We filed a Certificate of Amendment to our Certificate of Incorporation with the Delaware Secretary of State to decrease our authorized shares of common stock from 100,000,000,000 to 100,000,000 and the decrease had approved by Delaware secretary of state on August 6, 2023.

Results of Operations

The following results of operations is based upon and should be read in conjunction with the Company’s unaudited consolidated financial statements and the notes thereto included in Part I – Financial Information, “Item 1. Financial Statement.” All amounts are expressed in U.S. dollars.

Comparison of Three Months Ended June 30, 2023 and June 30, 2022

Revenues. Our revenues consist primarily of income from out-of-home advertising panels. We recognize revenue in the period when advertisements are either aired or published. Revenues for the three months ended June 30, 2023 was $93,536, as compared to $nil for the prior year, the increase was attributed to the start of business in Ningbo, China in August 2022 and Tianjin and Chengdu in January 2023.

Cost of Revenues. Cost of revenues primarily consists of fees to obtain rights to operate advertising panels and production cost. Cost of revenues for the three months ended June 30, 2023 was $79,326 as compared to $nil for the prior year, the increase was attributed to the start of business in Ningbo, China in August 2022 and Tianjin and Chengdu in January 2023.

Gross Profit. Our gross profit for the three months June 30, 2023 was $14,210 compared to $nil for 2022.

General and Administrative Expenses – General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, employee bonuses and other staff welfare and benefits, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses). General and administrative expenses for the three months ended June 30, 2023 increased by 77% to $211,873, as compared to $119,586 for the corresponding prior year period. The increase in general and administrative expenses for the three months ended June 30, 2023 compared to June 30, 2022 was due to the increase in salary and office expense from Ningbo, Tianjin and Chengdu office.

Amortization of intangible assets – Amortization of intangible assets for the three months ended June 30, 2023 was $101,098, compared to $nil for the corresponding prior year period. The increase was mainly due to attributed to the start of business in Ningbo, China in August 2022 and Tianjin and Chengdu in January 2023.

Loss on written off of intangible assets – Loss on written off of intangible assets for the three months ended June 30, 2023 was $449,473, compared to $nil for the corresponding prior year period. The increase was mainly due to early termination of advertising contracts in Tianjin in May 2023.

Stock Based Compensation for services – Stock Based Compensation for services for the three months ended June 30, 2023 and 2022 were $nil.

Other income – Other income for the three months ended June 30, 2023 increased to 496% to $12,230, as compared to $2,053 for the corresponding prior year period. The increase was mainly due to gain on lease termination from the early termination of advertising contracts in May 2023.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the three months ended June 30, 2023 increased to 12% to $77,729, as compared to $69,388 for the corresponding prior year period. The increase was mainly due to the increased in interest to short-term loans.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended June 30, 2023 and 2022, because the Company and all of its subsidiaries and variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $813,733 for the three months ended June 30, 2023, as compared to a net loss of $186,921 for the corresponding prior year period. The result was driven by the increase in general and administrative expenses from the new offices in PRC and loss on written off of intangible assets.

Comparison of Six Months Ended June 30, 2023 and June 30, 2022

Revenues. Our revenues consist primarily of income from out-of-home advertising panels. We recognize revenue in the period when advertisements are either aired or published. Revenues for the six months ended June 30, 2023 was $341,972, as compared to $nil for the prior year, the increase was attributed to the start of business in Ningbo, China in August 2022 and Tianjin and Chengdu in January 2023.

Cost of Revenues. Cost of revenues primarily consists of fees to obtain rights to operate advertising panels and production costs. Cost of revenues for the six months ended June 30, 2023 was $327,977 as compared to $nil for the prior year, the increase was attributed to the start of business in Ningbo, China in August 2022 and Tianjin and Chengdu in January 2023.

Gross Profit/Loss. Our gross profit for the six months June 30, 2023 was $13,995 compared to $nil for 2022.

General and Administrative Expenses – General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, employee bonuses and other staff welfare and benefits, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses). General and administrative expenses for the six months ended June 30, 2023 increased by 61% to $459,042, compared to $285,391 for the corresponding prior year period. The increase in general and administrative expenses for the six months ended June 30, 2023 compared to June 30, 2022 was due to the increase in salary and office expense from Ningbo, Tianjin and Chengdu office.

Amortization of intangible assets – Amortization of intangible assets for the six months ended June 30, 2023 was $223,601, compared to $nil for the corresponding prior year period. The increase was mainly due to attributed to the start of business in Ningbo, China in August 2022 and Tianjin and Chengdu in January 2023.

Loss on written off of intangible assets – Loss on written off of intangible assets for the six months ended June 30, 2023 was $449,473, compared to $nil for the corresponding prior year period. The increase was mainly due to early termination of advertising contracts in Tianjin in May 2023.

Stock Based Compensation for services – Stock Based Compensation for services for the six months ended June 30, 2023 was $nil, compared to $24,000 for the corresponding prior year period. The decrease was mainly due to no stock granted for directors’ service for the six months ended June 30, 2023.

Other income – Other income for the six months ended June 30, 2023 increased to 611% to $14,589, as compared to $2,053 for the corresponding prior year period. The increase was mainly due to gain on lease termination from the early termination of advertising contracts in May 2023.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the six months ended June 30, 2023 was $152,548, compared to $152,424 for the corresponding prior year period with no significant change.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the six months ended June 30, 2023 and 2022, because the Company and all of its subsidiaries and variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $1,256,080 for the six months ended June 30, 2023, as compared to a net loss of $459,762 for the corresponding prior year period. The result was mainly driven by the increase in general and administrative expenses from the new offices in PRC and written off of intangible asset.

Liquidity and Capital Resources

As of June 30, 2023, we had cash of $2,622, as compared to $20,351 as of December 31, 2022, an decrease of $17,729 which was due to decrease of settlement of office expenses.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Net cash used in operating activities	$(134,008)	$(169,602)
Net cash used in investing activities	-	(1,078)
Net cash provided by financing activities	101,374	153,225
Effect of exchange rate changes on cash	14,905	-
Net decrease in cash	(17,729)	(17,455)
Cash, beginning of period	20,351	21,677
Cash, end of period	$2,622	$4,222

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $134,008, as compared to $169,602 for the corresponding prior year period. This was mainly attributable to increase in accounts receivables and inventories during the six months ended June 30, 2023.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 and 2022 were $nil and $1,078 respectively.

Financing Activities

Net cash provided by financing activities was $101,374 for the six months ended June 30, 2023, as compared to $153,225 for the corresponding prior year period. The decrease was mainly due to decrease in proceeds from short-term loans during the six months ended June 30, 2023.

Short-Term Loans

As of June 30, 2023 and December 31, 2022, the Company recorded an aggregated amount of $1,266,746 and $1,165,372 of short-term loans, respectively. Those loans were borrowed from a shareholder and an unrelated individual. Except for loan of $128,205 from an unrelated individual that are unsecured, bearing yearly interest of 1% and are repayable on demand, the remaining loans are unsecured, bear a monthly interest of 1.5% and are repayable on demand. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. On January 18, 2022, the Company issued convertible notes of US$2,500,000 which is for setting off against the short-term loans and interest payable. As of the date of this report, the balance of $1,266,746 have not yet been repaid.

Capital Expenditures

Net cash used in investing activities for the six months ended June 30, 2023 and 2022 were $nil and $1,078 from the purchase of office equipment.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of June 30, 2023:

			Payments due by period
	Total	Due in 2023	Due in 2024-2025	Due in 2026-2027	Thereafter
Debt Obligations (a)	$645,000	$-	$645,000	$-	$-
Debt Obligations (a)	$2,500,000	$-	$-	$2,500,000	$-
Short-Term Loans (b)	$1,266,746	$1,266,746	$-	$-	$-

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

(b) Short-Term Loans. We have entered into short-term loans agreements with two individuals. Those loans with an aggregate amount of $1,138,541 are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month and loan with an aggregate amount of $128,205 is unsecured, bear a yearly interest of 1% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. Up to the date of this report, those loans have not yet been repaid.

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

Cash may be transferred within our consolidated group in the following manner:

●	we may transfer funds to our subsidiaries by way of capital contributions or loans, through intermediate holding companies or otherwise;
●	we may provide loans to our subsidiaries and vice versa; and
●	our subsidiaries may make dividends or other distributions to us, through intermediate holding companies or otherwise.

We have made the following aggregate cash intercompany payments and transfers from January 1, 2023 to June 30, 2023.

DATE	DISTRIBUTOR		RECIPIENT		AMOUNT	DISCRIPTION
2/13/2023	NCN Group Management	HK to	Chenxing (Beijing)	PRC	US$1,473	Loan to subsidiary
2/13/2023	NCN Group Management	HK to	NCN (Beijing)	PRC	US$347	Loan to subsidiary
2/13/2023	NCN Group Management	HK to	NCN (Nanjing)	PRC	US$347	Loan to subsidiary
2/13/2023	NCN Group Management	HK to	Ruibo (Shenzhen)	PRC	US$383	Loan to subsidiary
3/1/2023	NCN Group	BVI to	NCN Global	HK	US$36,506	Loan to subsidiary
3/1/2023	NCN Global	HK to	NCN (Ningbo)	PRC	US$14,602	Loan to subsidiary
3/1/2023	NCN Global	HK to	NCN (Chengdu)	PRC	US$21,903	Loan to subsidiary
5/31/2023	NCN Group Management	HK to	Ruibo (Shenzhen)	PRC	US$615	Loan to subsidiary

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2023, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective as a result of the material weaknesses in its internal control over financial reporting that existed as of such date.

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

There have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K/A for the fiscal year ended December 31, 2022, other than as disclosed below. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

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

We have not sold any equity securities during the quarter ended June 30, 2023 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *	Financial statements and footnotes of Network CN Inc. for the fiscal quarter ended June 30, 2023, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T (furnished herewith)

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

Date: August 14, 2023	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Shirley Cheng
Shirley Cheng, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

