Form 10-K/A
period 2022-12-31
NETWORK CN INC
filed 2023-09-28
CIK 934796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

NETWORK CN INC.

EXPLANATORY NOTE

This Amendment No. 3 to Form 10-K (this “Form 10-K/A”) amends the Annual Report on Form 10-K of Network CN Inc. (the “Company”) for the fiscal year ended December 31, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 13, 2023 (the “Original Report”). This Form 10-K/A is being filed to solely to amend the Company’s disclosures throughout the Original Report, including under Item 1. “Business” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

According to the Measures for Administration of Advertising Operation Permits which became effective on January 1, 2005, our PRC subsidiaries’ business scope does not fall under the category of advertising company that require to obtain advertising operation permit. Under applicable regulations governing advertising businesses in China, companies that engage in advertising activities must obtain from the SAIC or its local branches a business license which specifically includes within its scope the operation of an advertising business. Companies conducting advertising activities without such a license may be subject to penalties, including fines, confiscation of advertising income and orders to cease advertising operations. SAIC of its local branches informed us we are not required to obtain the Advertising Operation Permit when we established the subsidiaries. In the opinion of our PRC counsel, we are not required to obtain permit or approval from Chinese governing authorities to operate, other than business license.

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

Risks Related to Our Business

●	The recent global coronavirus COVID-19 outbreak has caused significant disruptions to our business, which we expect will continue to materially and adversely affect our results of operations and financial condition. See Item 1A. Risk Factors of this Report under Risk Related to Our Business under the heading of "The recent global coronavirus COVID-19 outbreak has caused significant disruptions to our business, which we expect will continue to materially and adversely affect our results of operations and financial condition" on Page 20.
●	We have a limited operating history in a competitive and rapidly evolving industry; it may be difficult to evaluate our prospects, and we may not be able to effectively manage our growth. See Item 1A. Risk Factors of this Report under Risk Related to Our Business under the heading "We have a limited operating history in a competitive and rapidly evolving industry; it may be difficult to evaluate our prospects, and we may not be able to effectively manage our growth" on Page 21.
●	We have incurred losses and substantial doubt exists about our ability to continue as a going concern. We may not be able to generate sufficient operating cash flows and working capital. Failure to manage our liquidity and cash flows may materially and adversely affect our financial condition and results of operations. As a result, we may need additional capital, and financing may not be available on terms acceptable to us, or at all. See Item 1A. Risk Factors of this Report under Risk Related to Our Business under the heading "We have incurred losses and substantial doubt exists about our ability to continue as a going concern. We may not be able to generate sufficient operating cash flows and working capital. Failure to manage our liquidity and cash flows may materially and adversely affect our financial condition and results of operations. As a result, we may need additional capital, and financing may not be available on terms acceptable to us, or at all" on Page 21.
●	The media and advertising industry is highly competitive and our inability to compete with companies that are larger and better capitalized than we are may adversely affect our business and results of operations. See Item 1A. Risk Factors of this Report under Risk Related to Our Business under the heading "The media and advertising industry is highly competitive and our inability to compete with companies that are larger and better capitalized than we are may adversely affect our business and results of operations" on Page 21.
●	We may not be able to recruit and retain key personnel, particularly sales and marketing personnel, which could have material and adverse effects on our business, financial condition and results of operations. See Item 1A. Risk Factors of this Report under Risk Related to Our Business under the heading "We may not be able to recruit and retain key personnel, particularly sales and marketing personnel, which could have material and adverse effects on our business, financial condition and results of operations" on Page 21.
●	Our business depends on the continued efforts of our senior management. If one or more of our key executives were unable or unwilling to continue in their present positions, our business may be severely disrupted. See Item 1A. Risk Factors of this Report under Risk Related to Our Business under the heading "Our business depends on the continued efforts of our senior management. If one or more of our key executives were unable or unwilling to continue in their present positions, our business may be severely disrupted" on Page 21.
●	We face risks associated with managing operations in China, any of which could decrease our sales or earnings and could significantly limit or completely hinder our ability to offer our ordinary shares to investors and cause the value of such securities to significantly decline or be worthless. See Item 1A. Risk Factors of this Report under Risk Related to Our Business under the heading "We face risks associated with managing operations in China, any of which could decrease our sales or earnings and could significantly limit or completely hinder our ability to offer our ordinary shares to investors and cause the value of such securities to significantly decline or be worthless" on Page 22.
●	We rely on the maintenance of business relationships with our clients. See Item 1A. Risk Factors of this Report under Risk Related to Our Business under the heading "We rely on the maintenance of business relationships with our clients" on Page 22.
●	We have limited business insurance coverage for our PRC subsidiaries. In the event that adequate insurance is not available or our insurance is not deemed to cover a claim, we could face liability. See Item 1A. Risk Factors of this Report under Risk Related to Our Business under the heading "We have limited business insurance coverage for our PRC subsidiaries. In the event that adequate insurance is not available or our insurance is not deemed to cover a claim, we could face liability" on Page 22.
●	Our subsidiaries are required to comply with relevant rules and regulations in China, failure to do so could have a material adverse effect on us. See Item1A. Risk Factors of this Report under Risk Related to Our Business under the heading "Our subsidiaries are required to comply with relevant rules and regulations in China, failure to do so could have a material adverse effect on us" on Page 22.
●	We may be subject to intellectual property infringement claims, which may force us to incur substantial legal expenses and could potentially result in judgments against us, which may materially disrupt our business. See Item 1A. Risk Factors of this Report under Risk Related to Our Business under the heading "We may be subject to intellectual property infringement claims, which may force us to incur substantial legal expenses and could potentially result in judgments against us, which may materially disrupt our business" on Page 22.
●	We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business. See Item 1A. Risk Factors of this Report under Risk Related to Our Business under the heading "We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business" on Page 23.

Risks related to our Common Stock

●	Although publicly traded, the trading market in our common stock has been substantially less liquid than the average trading market for a stock quoted on the OTC Market and this low trading volume may adversely affect the price of our common stock. See Item 1A. Risk Factors of this Report under Risk Related to Our Common Stock under the heading "Although publicly traded, the trading market in our common stock has been substantially less liquid than the average trading market for a stock quoted on the OTC Market and this low trading volume may adversely affect the price of our common stock" on Page 23.
●	The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when you want to sell your holdings. See Item 1A. Risk Factors of this Report under Risk Related to Our Common Stock under the heading "The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when you want to sell your holdings" on Page 23.
●	A decline in the price of our shares of common stock could affect our ability to raise further working capital and adversely impact our operations. See Item1A. Risk Factors of this Report under Risk Related to Our Common Stock under the heading "A decline in the price of our shares of common stock could affect our ability to raise further working capital and adversely impact our operations" on Page 23.
●	If we issue additional shares, this may result in dilution to our existing stockholders. See Item 1A. Risk Factors of this Report under Risk Related to Our Common Stock under the heading "If we issue additional shares, this may result in dilution to our existing stockholders" on Page 23.
●	Stockholders should have no expectation of any dividends. See Item 1A. Risk Factors of this Report under Risk Related to Our Common Stock under the heading "Stockholders should have no expectation of any dividends" on Page 24.

Risks Related to Doing Business in China

●	Changes in the China’s economic, political or social conditions or government policies could have a material adverse effect on our business and results of operations. See Item 1A. Risk Factors of this Report under Risk Related to Doing Business in China under the heading "Changes in the China’s economic, political or social conditions or government policies could have a material adverse effect on our business and results of operations" on Page 25.
●	Uncertainties and quick change in the interpretation and enforcement of Chinese laws and regulations with little advance notice could result in a material and negative impact on our business operation, decrease the value of our common stock and limit the legal protections available to us. See Item 1A. Risk Factors of this Report under Risk Related to Doing Business in China under the heading "Uncertainties and quick change in the interpretation and enforcement of Chinese laws and regulations with little advance notice could result in a material and negative impact on our business operation, decrease the value of our common stock and limit the legal protections available to us" on Page 25.
●	The Chinese government exerts substantial influence over the manner in which its subsidiaries and VIEs must conduct their business activities. See Item1A. Risk Factors of this Report under Risk Related to Doing Business in China under the heading "The Chinese government exerts substantial influence over the manner in which its subsidiaries and VIEs must conduct their business activities" on Page 25.
●	Neither the Government of the PRC nor the Chinese legal system has ever formally acknowledged the legality of using a VIE-type contractual arrangement where direct ownership of a Chinese entity is forbidden. See Item 1A. Risk Factors of this Report under Risk Related to Doing Business in China under the heading "Neither the Government of the PRC nor the Chinese legal system has ever formally acknowledged the legality of using a VIE-type contractual arrangement where direct ownership of a Chinese entity is forbidden" on Page 26.
●	Once a company use the VIE structure, it might rely on contractual arrangements to exercise control over the company with native shareholders (“Operating Company”), which may not be as effective as direct ownership in providing operational control. See Item 1A. Risk Factors of this Report under Risk Related to Doing Business in China under the heading "Once a company use the VIE structure, it might rely on contractual arrangements to exercise control over the company with native shareholders (“Operating Company”), which may not be as effective as direct ownership in providing operational control" on Page 26.
●	If we are classified as a PRC resident enterprise for PRC income tax purposes, such classification could result in unfavorable tax consequences to us and our non-PRC shareholders. See Item 1A. Risk Factors of this Report under Risk Related to Doing Business in China under the heading "If we are classified as a PRC resident enterprise for PRC income tax purposes, such classification could result in unfavorable tax consequences to us and our non-PRC shareholders" on Page 27.
●	Any failure to comply with PRC regulations regarding the registration requirements for employee stock incentive plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions. See Item 1A. Risk Factors of this Report under Risk Related to Doing Business in China under the heading "Any failure to comply with PRC regulations regarding the registration requirements for employee stock incentive plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions" on Page 30.
●	Substantial uncertainties exist with respect to the interpretation and implementation of the newly enacted PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance, business operations and financial results. See Item 1A. Risk Factors of this Report under Risk Related to Doing Business in China under the heading "Substantial uncertainties exist with respect to the interpretation and implementation of the newly enacted PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance, business operations and financial results" on Page 30.
●	Regulatory bodies of the United States may be limited in their ability to conduct investigations or inspections of our operations in China. See Item 1A. Risk Factors of this Report under Risk Related to Doing Business in China under the heading "Regulatory bodies of the United States may be limited in their ability to conduct investigations or inspections of our operations" in China on Page 31.
●	The Holding Foreign Companies Accountable Act, or HFCAA and the related regulations might pose regulatory risks to and impose restrictions on us because of our operations in mainland China. See Item 1A. Risk Factors of this Report under Risk Related to Doing Business in China under the heading "The Holding Foreign Companies Accountable Act, or HFCAA and the related regulations might pose regulatory risks to and impose restrictions on us because of our operations in mainland China" on Page 31.

Risks Related to Doing Business in Hong Kong

●	The Hong Kong legal system and political environment embodies uncertainties which could limit the legal protections available to you and us. See Item 1A.Risk Factors of this Report under Risk Related to Doing Business in Hong Kong under the heading "The Hong Kong legal system and political environment embodies uncertainties which could limit the legal protections available to you and us" on Page 35.
●	Devaluation of the Hong Kong dollar could affect our financial conditions and results of operations. See Item 1A. Risk Factors of this Report under Risk Related to Doing Business in Hong Kong under the heading "Devaluation of the Hong Kong dollar could affect our financial conditions and results of operations" on Page 35.
●	It will be difficult to acquire jurisdiction and enforce liabilities against us, our officers, directors and assets based in Hong Kong. See Item 1A. Risk Factors of this Report under Risk Related to Doing Business in Hong Kong under the heading "It will be difficult to acquire jurisdiction and enforce liabilities against us, our officers, directors and assets based in Hong Kong" on Page 36.

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
Date: September 28, 2023

	By:	/s/ Shirley Cheng
Shirley Cheng
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: September 28, 2023

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Earnest Leung	Chief Executive Officer and Director	September 28, 2023
Earnest Leung	(Principal Executive Officer)

/s/ Shirley Cheng	Chief Financial Officer and Director	September 28, 2023
Shirley Cheng	(Principal Financial and Accounting Officer)

/s/ Frederick Wong	Director	September 28, 2023
Frederick Wong

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Amended And Restated Certificate Of Incorporation
3.2	Amended and Restated By-Laws, adopted on January 10, 2006
3.3	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 27, 2009
3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on September 16, 2011
3.5	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on September 16, 2011
3.6	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on October 11, 2021
4.1	Form of Registrant’s Common Stock Certificate
4.2	Form of Registrant’s Common Stock Certificate
4.3	TEDA Travel Group, Inc. 2004 Stock Incentive Plan, effective on April 16, 2004
4.4	Network CN Inc. Third Amended and Restated 2007 Equity Incentive Plan
4.5	Network CN Inc. 2023 Equity Incentive Plan
10.1	Note Exchange and Option Agreement, dated April 2, 2009, between the Company and Keywin Holdings Limited.
10.2	Employment Agreement, dated July 15, 2009, between the Company and Earnest Leung.
10.3	Amendment No. 1 to Note Exchange and Option Agreement, dated July 1, 2009, between Keywin Holdings Limited and the Company.
10.4	Amendment No. 2 to Note Exchange and Option Agreement dated September 30, 2009, between Keywin Holding Limited and the Company.
10.5	Amendment No. 3 to Note Exchange and Option Agreement, dated January 1, 2010, between Keywin Holding Limited and the Company
10.6	Amendment No. 4 to Note Exchange and Option Agreement, dated September 30, 2010, between Keywin Holding Limited and the Company
10.7	Amendment No. 5 to Note Exchange and Option Agreement, dated June 1, 2011, between Keywin Holding Limited and the Company
10.8	Amendment No. 6 to Note Exchange and Option Agreement, dated December 30, 2011, between Keywin Holding Limited and the Company
10.9	Amendment No. 7 to Note Exchange and Option Agreement, dated June 28, 2012, between Keywin Holding Limited and the Company
10.10	Amendment No.8 to Note Exchange and Option Agreement, dated December 28, 2012, between Keywin Holding Limited and the Company
10.11	Amendment No.9 to Note Exchange and Option Agreement, dated December 31, 2013, between Keywin Holding Limited and the Company
10.12	Amendment No.10 to Note Exchange and Option Agreement, dated December 12, 2014, between Keywin Holding Limited and the Company
10.13	Amendment No.11 to Note Exchange and Option Agreement, dated December 31, 2015, between Keywin Holdings Limited and the Company
10.14	Amendment No.12 to Note Exchange and Option Agreement, dated December 28, 2017, between Keywin Holdings Limited and the Company
10.15	Amendment No.13 to Note Exchange and Option Agreement, dated December 31, 2019, between Keywin Holdings Limited and the Company
10.16	Amendment No.14 to Note Exchange and Option Agreement, dated June 1, 2021, between Keywin Holdings Limited and the Company
10.17	Consultancy Agreement in connection with debt restructuring dated December 1, 2008, between NCN Group Ltd and Statezone Limited
14.1	Code of Business Conduct and Ethics for Network CN Inc. as approved and amended by the Board of Directors as of September 1, 2007 and September 29, 2008 respectively
21.1	Subsidiaries of the registrant.*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

