Form 10-K
period 2023-12-31
NETWORK CN INC
filed 2024-05-01
CIK 934796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☑

As of June 30, 2023, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $11,929,000.

The number of shares outstanding of each of the issuer’s classes of common stock, as of April 29, 2024 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	25,088,592

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

USE OF TERMS

Except as otherwise indicated by the context, references in this annual report to:

●	“BVI” are references to the British Virgin Islands;

●	“China” and “PRC” are to the People’s Republic of China;

●	the “Company”, “NCN”, “we”, “us”, or “our”, are references to Network CN Inc., a Delaware corporation and its direct and indirect subsidiaries: NCN Group Limited, or NCN Group, a BVI limited company; NCN Media Services Limited, a BVI limited company; NCN Group Management Limited, or NCN Group Management, a Hong Kong limited company; NCN Group (Global) Limited, or NCN Global, a Hong Kong Limited company and its subsidiaries; and Crown Eagle Investments Limited, a Hong Kong limited company, and its subsidiary. Such references are based on the business or businesses conducted and all the subsidiaries are referenced our organization chart on pages 9 and 10;

●	“WFOE” a wholly foreign owned enterprise incorporated in PRC;

●	“RMB” are to the Renminbi, the legal currency of China;

●	the “Securities Act” are to the Securities Act of 1933, as amended; and the “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States.

PART I

ITEM 1.	BUSINESS

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

In 2023, the Company has established two newly subsidiaries, NCN (Chengdu) Culture Media Co., Ltd, (“NCN Chengdu”) and NCN (Tianjin) Culture Co., Ltd (“NCN Tianjin”), a wholly foreign-owned enterprise in Chengdu and Tianjin, China. The Company owns 100% of the established subsidiary companies. In January 2023, NCN Chengdu and NCN Tianjin started its operation and acquired rights to operate advertising panels in Chengdu and Tianjin. On January 1, 2023, NCN Chengdu and NCN Tianjin entered into employment contracts which the employees agreed to bring in the advertising rights in Chengdu and Tianjin to the Company.

The Company has established a newly subsidiary, NCN (Beijing) advertising Co. Ltd (“NCN Beijing”), a wholly foreign-owned enterprise in Beijing, China. The Company owns 100% of the established subsidiary companies. In January 2024, NCN Beijing started its operation and acquired rights to operate advertising panels in Beijing. On January 1, 2024, NCN Beijing entered into employment contract which the employee agreed to bring in the advertising rights in Beijing to the Company.

Currently, the Company has three subsidiaries, NCN (Ningbo) Culture Media Co., Ltd (“NCN Ningbo”), NCN (Chengdu) Culture Media Co., Ltd, (“NCN Chengdu”) and NCN (Beijing) advertising Co. Ltd has its operation.

Our Holding Company Structure and Operations in Hong Kong and China

We are a Delaware holding company without any operation and our operations are conducted by our wholly owned subsidiaries in Hong Kong and China and this structure involves unique risks to investors. See “Summary of Certain Risks Associated with Our Businesses” beginning on page 5 of this report, including “Risks Related to Doing Business in China” beginning on page 23.

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

Transfer of Cash To and From Our Subsidiaries

The Company is incorporated in State of Delaware as a holding company with no actual operations and it currently conducts its business through its subsidiaries in China and our corporate headquarter is in Hong Kong. There has been no cash flows and transfers of other assets between the holding company and its subsidiaries other than that as of December 31, 2023, NCN Group Limited (BVI) and NCN Group Management Limited, a wholly owned subsidiaries of the Company have paid approximately $100,728 and $16,299 for corporate expenses on behalf of the holding company respectively and not as the dividend payment or distribution. None of our subsidiaries has made any dividend payment or distribution to our holding company as of the date this report and they have no plans to make any distribution or dividend payment to the holding company in the near future. Neither the Company nor any of its subsidiaries has made any dividends or distributions to U.S. investors as of the date of this report.

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

We have made the following aggregate cash intercompany payments and transfers from January 1, 2023 to December 31, 2023.

DATE	DISTRIBUTOR		RECIPIENT		AMOUNT	DISCRIPTION
2/13/2023	NCN Group Management	HK to	Chenxing (Beijing)	PRC	US$1,473	Loan to subsidiary
2/13/2023	NCN Group Management	HK to	NCN (Beijing)	PRC	US$347	Loan to subsidiary
2/13/2023	NCN Group Management	HK to	NCN (Nanjing)	PRC	US$347	Loan to subsidiary
2/13/2023	NCN Group Management	HK to	Ruibo (Shenzhen)	PRC	US$383	Loan to subsidiary
3/1/2023	NCN Group	BVI to	NCN Global	HK	US$36,506	Loan to subsidiary
3/1/2023	NCN Global	HK to	NCN (Ningbo)	PRC	US$14,602	Loan to subsidiary
3/1/2023	NCN Global	HK to	NCN (Chengdu)	PRC	US$21,903	Loan to subsidiary
5/31/2023	NCN Group Management	HK to	Ruibo (Shenzhen)	PRC	US$615	Loan to subsidiary
8/3/2023	NCN Group	BVI to	NCN Group Management	HK	US$8,974	Loan to subsidiary
11/3/2023	NCN Group Management	HK to	Chenxing (Beijing)	PRC	US$890	Loan to subsidiary
11/21/2023	NCN Group Management	HK to	Chenxing (Beijing)	PRC	US$1,815	Loan to subsidiary
11/21/2023	NCN Group Management	HK to	NCN (Beijing)	PRC	US$277	Loan to subsidiary
11/21/2023	NCN Group Management	HK to	NCN (Nanjing)	PRC	US$123	Loan to subsidiary
11/21/2023	NCN Group Management	HK to	Ruibo (Shenzhen)	PRC	US$277	Loan to subsidiary

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

Risks Related to Our Business

●	The recent global coronavirus COVID-19 outbreak has caused significant disruptions to our business, which we expect will continue to materially and adversely affect our results of operations and financial condition. See Item 1A. Risk Factors of this Report under Risk Related to Our Business under the heading of "The recent global coronavirus COVID-19 outbreak has caused significant disruptions to our business, which we expect will continue to materially and adversely affect our results of operations and financial condition" on Page 19.
●	We have a limited operating history in a competitive and rapidly evolving industry; it may be difficult to evaluate our prospects, and we may not be able to effectively manage our growth. See Item 1A. Risk Factors of this Report under Risk Related to Our Business under the heading "We have a limited operating history in a competitive and rapidly evolving industry; it may be difficult to evaluate our prospects, and we may not be able to effectively manage our growth" on Page 19.
●	We have incurred losses and substantial doubt exists about our ability to continue as a going concern. We may not be able to generate sufficient operating cash flows and working capital. Failure to manage our liquidity and cash flows may materially and adversely affect our financial condition and results of operations. As a result, we may need additional capital, and financing may not be available on terms acceptable to us, or at all. See Item 1A. Risk Factors of this Report under Risk Related to Our Business under the heading "We have incurred losses and substantial doubt exists about our ability to continue as a going concern. We may not be able to generate sufficient operating cash flows and working capital. Failure to manage our liquidity and cash flows may materially and adversely affect our financial condition and results of operations. As a result, we may need additional capital, and financing may not be available on terms acceptable to us, or at all" on Page 19.
●	The media and advertising industry is highly competitive and our inability to compete with companies that are larger and better capitalized than we are may adversely affect our business and results of operations. See Item 1A. Risk Factors of this Report under Risk Related to Our Business under the heading "The media and advertising industry is highly competitive and our inability to compete with companies that are larger and better capitalized than we are may adversely affect our business and results of operations" on Page 19.
●	We may not be able to recruit and retain key personnel, particularly sales and marketing personnel, which could have material and adverse effects on our business, financial condition and results of operations. See Item 1A. Risk Factors of this Report under Risk Related to Our Business under the heading "We may not be able to recruit and retain key personnel, particularly sales and marketing personnel, which could have material and adverse effects on our business, financial condition and results of operations" on Page 20.
●	Our business depends on the continued efforts of our senior management. If one or more of our key executives were unable or unwilling to continue in their present positions, our business may be severely disrupted. See Item 1A. Risk Factors of this Report under Risk Related to Our Business under the heading "Our business depends on the continued efforts of our senior management. If one or more of our key executives were unable or unwilling to continue in their present positions, our business may be severely disrupted" on Page 20.
●	We face risks associated with managing operations in China, any of which could decrease our sales or earnings and could significantly limit or completely hinder our ability to offer our ordinary shares to investors and cause the value of such securities to significantly decline or be worthless. See Item 1A. Risk Factors of this Report under Risk Related to Our Business under the heading "We face risks associated with managing operations in China, any of which could decrease our sales or earnings and could significantly limit or completely hinder our ability to offer our ordinary shares to investors and cause the value of such securities to significantly decline or be worthless" on Page 20.
●	We rely on the maintenance of business relationships with our clients. See Item 1A. Risk Factors of this Report under Risk Related to Our Business under the heading "We rely on the maintenance of business relationships with our clients" on Page 20.

●	We have limited business insurance coverage for our PRC subsidiaries. In the event that adequate insurance is not available or our insurance is not deemed to cover a claim, we could face liability. See Item 1A. Risk Factors of this Report under Risk Related to Our Business under the heading "We have limited business insurance coverage for our PRC subsidiaries. In the event that adequate insurance is not available or our insurance is not deemed to cover a claim, we could face liability" on Page 20.
●	Our subsidiaries are required to comply with relevant rules and regulations in China, failure to do so could have a material adverse effect on us. See Item1A. Risk Factors of this Report under Risk Related to Our Business under the heading "Our subsidiaries are required to comply with relevant rules and regulations in China, failure to do so could have a material adverse effect on us" on Page 20.
●	We may be subject to intellectual property infringement claims, which may force us to incur substantial legal expenses and could potentially result in judgments against us, which may materially disrupt our business. See Item 1A. Risk Factors of this Report under Risk Related to Our Business under the heading "We may be subject to intellectual property infringement claims, which may force us to incur substantial legal expenses and could potentially result in judgments against us, which may materially disrupt our business" on Page 21.
●	We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business. See Item 1A. Risk Factors of this Report under Risk Related to Our Business under the heading "We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business" on Page 21.

Risks related to our Common Stock

●	Although publicly traded, the trading market in our common stock has been substantially less liquid than the average trading market for a stock quoted on the OTC Market and this low trading volume may adversely affect the price of our common stock. See Item 1A. Risk Factors of this Report under Risk Related to Our Common Stock under the heading "Although publicly traded, the trading market in our common stock has been substantially less liquid than the average trading market for a stock quoted on the OTC Market and this low trading volume may adversely affect the price of our common stock" on Page 21.
●	The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when you want to sell your holdings. See Item 1A. Risk Factors of this Report under Risk Related to Our Common Stock under the heading "The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when you want to sell your holdings" on Page 21.
●	A decline in the price of our shares of common stock could affect our ability to raise further working capital and adversely impact our operations. See Item1A. Risk Factors of this Report under Risk Related to Our Common Stock under the heading "A decline in the price of our shares of common stock could affect our ability to raise further working capital and adversely impact our operations" on Page 21.
●	If we issue additional shares, this may result in dilution to our existing stockholders. See Item 1A. Risk Factors of this Report under Risk Related to Our Common Stock under the heading "If we issue additional shares, this may result in dilution to our existing stockholders" on Page 22.
●	Stockholders should have no expectation of any dividends. See Item 1A. Risk Factors of this Report under Risk Related to Our Common Stock under the heading "Stockholders should have no expectation of any dividends" on Page 22.

Risks Related to Doing Business in China

●	Changes in the China’s economic, political or social conditions or government policies could have a material adverse effect on our business and results of operations. See Item 1A. Risk Factors of this Report under Risk Related to Doing Business in China under the heading "Changes in the China’s economic, political or social conditions or government policies could have a material adverse effect on our business and results of operations" on Page 23.
●	Uncertainties and quick change in the interpretation and enforcement of Chinese laws and regulations with little advance notice could result in a material and negative impact on our business operation, decrease the value of our common stock and limit the legal protections available to us. See Item 1A. Risk Factors of this Report under Risk Related to Doing Business in China under the heading "Uncertainties and quick change in the interpretation and enforcement of Chinese laws and regulations with little advance notice could result in a material and negative impact on our business operation, decrease the value of our common stock and limit the legal protections available to us" on Page 23.
●	The Chinese government exerts substantial influence over the manner in which its subsidiaries and VIEs must conduct their business activities. See Item1A. Risk Factors of this Report under Risk Related to Doing Business in China under the heading "The Chinese government exerts substantial influence over the manner in which its subsidiaries and VIEs must conduct their business activities" on Page 23.
●	Neither the Government of the PRC nor the Chinese legal system has ever formally acknowledged the legality of using a VIE-type contractual arrangement where direct ownership of a Chinese entity is forbidden. See Item 1A. Risk Factors of this Report under Risk Related to Doing Business in China under the heading "Neither the Government of the PRC nor the Chinese legal system has ever formally acknowledged the legality of using a VIE-type contractual arrangement where direct ownership of a Chinese entity is forbidden" on Page 24.

●	Once a company use the VIE structure, it might rely on contractual arrangements to exercise control over the company with native shareholders (“Operating Company”), which may not be as effective as direct ownership in providing operational control. See Item 1A. Risk Factors of this Report under Risk Related to Doing Business in China under the heading "Once a company use the VIE structure, it might rely on contractual arrangements to exercise control over the company with native shareholders (“Operating Company”), which may not be as effective as direct ownership in providing operational control" on Page 24.
●	If we are classified as a PRC resident enterprise for PRC income tax purposes, such classification could result in unfavorable tax consequences to us and our non-PRC shareholders. See Item 1A. Risk Factors of this Report under Risk Related to Doing Business in China under the heading "If we are classified as a PRC resident enterprise for PRC income tax purposes, such classification could result in unfavorable tax consequences to us and our non-PRC shareholders" on Page 25.
●	Any failure to comply with PRC regulations regarding the registration requirements for employee stock incentive plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions. See Item 1A. Risk Factors of this Report under Risk Related to Doing Business in China under the heading "Any failure to comply with PRC regulations regarding the registration requirements for employee stock incentive plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions" on Page 28.
●	Substantial uncertainties exist with respect to the interpretation and implementation of the newly enacted PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance, business operations and financial results. See Item 1A. Risk Factors of this Report under Risk Related to Doing Business in China under the heading "Substantial uncertainties exist with respect to the interpretation and implementation of the newly enacted PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance, business operations and financial results" on Page 28.
●	Regulatory bodies of the United States may be limited in their ability to conduct investigations or inspections of our operations in China. See Item 1A. Risk Factors of this Report under Risk Related to Doing Business in China under the heading "Regulatory bodies of the United States may be limited in their ability to conduct investigations or inspections of our operations" in China on Page 29.
●	The Holding Foreign Companies Accountable Act, or HFCAA and the related regulations might pose regulatory risks to and impose restrictions on us because of our operations in mainland China. See Item 1A. Risk Factors of this Report under Risk Related to Doing Business in China under the heading "The Holding Foreign Companies Accountable Act, or HFCAA and the related regulations might pose regulatory risks to and impose restrictions on us because of our operations in mainland China" on Page 29.

Risks Related to Doing Business in Hong Kong

●	The Hong Kong legal system and political environment embodies uncertainties which could limit the legal protections available to you and us. See Item 1A.Risk Factors of this Report under Risk Related to Doing Business in Hong Kong under the heading "The Hong Kong legal system and political environment embodies uncertainties which could limit the legal protections available to you and us" on Page 33.
●	Devaluation of the Hong Kong dollar could affect our financial conditions and results of operations. See Item 1A. Risk Factors of this Report under Risk Related to Doing Business in Hong Kong under the heading "Devaluation of the Hong Kong dollar could affect our financial conditions and results of operations" on Page 33.
●	It will be difficult to acquire jurisdiction and enforce liabilities against us, our officers, directors and assets based in Hong Kong. See Item 1A. Risk Factors of this Report under Risk Related to Doing Business in Hong Kong under the heading "It will be difficult to acquire jurisdiction and enforce liabilities against us, our officers, directors and assets based in Hong Kong" on Page 33.

Recent Developments

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

On December 20, 2023, the Board of Directors and Majority of stockholders of the Company approved to amend the Company's Certificate of Incorporation, as amended, to increase the total number of authorized shares of Preferred Stock from 5,000,000 to 10,000,000. On February 7, 2024, we filed a Certificate of Amendment to our Certificate of Incorporation with the Delaware Secretary of State to to increase the total number of authorized shares of Preferred Stock from 5,000,000 to 10,000,000 and the increase had approved by Delaware secretary of state on February 8, 2024.

Corporate Structure

The following chart reflects our organization structure as of the date of this annual report:

"Network CN Inc. (""NWCN"") (Delaware, U.S.A.)" Type 1 Co Director: 1) Earnest Leung 2) Shirley Cheng 3) Frederick Wong
100%
NCN Group Ltd ("NCN Group") (a BVI company) Type 1 Co Director: 1) Earnest Leung 2) Shirley Cheng
100%
NCN Group Management Ltd (a Hong Kong company) Type 2 Co Director: Earnest Leung
100%
NCN Media Services Ltd (a BVI company) Type 1 Co Director: 1) Earnest Leung 2) Shirley Cheng
100%
NCN Huamin Management Consultancy (Beijing) Company Ltd ("NCN Huamin") (a PRC company, WFOE) Type 3 Co <See a> Director: Chan Yuen Fan
100%
Crown Eagle Investments Ltd (a Hong Kong company) Type 1 Co Director: Earnest Leung
100%
NCN Group (Global) Ltd (a Hong Kong company) Type 1 Co Director: Earnest Leung
100%
ChenXing (Beijing) Advertising Co., Ltd ("ChenXing") (a PRC company, WFOE) Type 1 Co Director: Tay, Michelle Wen Ci Registered Capital: $1,000,000
100%
Ruibo (Shenzhen) Advertising Co., Ltd ("Ruibo") (a PRC company, WFOE) Type 1 Co Director: Mak, Chi Tung Registered Capital: $1,000,000
100%
NCN (Tianjin) Culture Co., Ltd. (a PRC company, WFOE) Type 4 Co Director: Qi, Hao Registered Capital: ¥5,000,000
100%
NCN (Chengdu) Culture Media Co., Ltd (a PRC company, WFOE) Type 4 Co Director: Mak, Chi Tung Registered Capital: ¥5,000,000
100%
NCN (Beijing) Advertising Co., Ltd. (a PRC company, WFOE) Type 4 Co Director: Tay, Michelle Wen Ci Registered Capital: ¥5,000,000
100%
NCN (Nanjing) Culture Co., Ltd. (a PRC company, WFOE) Type 4 Co Director: Mak, Chi Tung Registered Capital: ¥5,000,000
100%
NCN (Ningbo) Culture Media Co., Ltd. (a PRC company, WFOE) Type 4 Co Director: Tay, Michelle Wen Ci Registered Capital: ¥5,000,000

Note <a> The subsidiary entity’s business license has been revoked.

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

Our Services

We secured advertising rights of the advertising panels including lightboxes and mega size billboards and we will sell the airtime to our customers. During the fiscal year ended December 31, 2023 and 2022, our advertising revenue was $446,019 and $106,498, respectively.

Our Suppliers

In some of our past media projects, we are responsible for installing advertising panels and billboards. We design the shape of our advertising panels and billboards according to the terms approved in the relevant PRC governmental documents. We identify suppliers of component parts used in our advertising panels and contract assembly of our advertising panels to third-party contract assemblers who assemble our advertising panels according to our specification. We select component suppliers based on price and quality. During the fiscal years ended December 31, 2023 and 2022, we did not install any advertising panels and billboards. We had around 40 advertising panels suppliers in 2023 and we paid operating rights fee to our suppliers.

Our Customers

Our customers include international and domestic brand name customers. During the fiscal year ended December 31, 2023, we had 30 customers.

Sales and Marketing

No sales and marketing expense has been incurred for the fiscal years 2023 and 2022.

Our Intellectual Property

As of April 29, 2024, we do not have any registered trademarks, copyrights, licenses or patent rights.

Our Research and Development

No material costs have been incurred on research and development activities for the fiscal years 2023 and 2022. We do not expect to incur significant research and development costs in the coming future.

Employees

As of December 31, 2023, the Company and its subsidiaries had twelve employees at our office located at Hong Kong and PRC, eleven of which are full-time employees and one is part-time employee.

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

Substantially all of our revenues and PRC subsidiaries expenditures are denominated and presented in RMB, the amounts for the fiscal year ended December 31, 2023 are presented in U.S. dollars for convenience purpose. As a result, fluctuations in the exchange rate between the U.S. dollar and RMB does not have much impact on our operations. However, the fluctuation may affect our financials in the terms of our U.S. dollar assets and the proceeds from offerings. Should RMB appreciate against other currencies, any future financings, which are to be converted from US dollar or other currencies into RMB, would be reduced and might accordingly hinder our business development due to the lessened amount of funds raised. On the other hand, in the event of the devaluation of RMB, the dividend payments of our Company, which are to be paid in US dollars after the conversion of the distributable profit denominated in RMB, would be reduced.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

The Company recognizes the critical importance of cybersecurity in safeguarding sensitive information, maintaining operational resilience, and protecting its customers and stakeholders' interests. A cybersecurity policy should be designed to establish a comprehensive framework for identifying, assessing, mitigating, and responding to cybersecurity risks across the organization.

At such time as the Company possesses sufficient resources, it will establish a cybersecurity policy appropriate for our business which implements protocols to evaluate, recognize, and address significant risks, including those posed by cybersecurity threats. As part of this strategy, we expect to incorporate standard traffic monitoring tools, educate our personnel to identify and report abnormal activities, and partner with reputable service providers capable of upholding security standards equivalent to or exceeding our own.

We will seek to integrate these measures into our broader operational risk management framework aimed at minimizing exposure to unnecessary risks across our operations. We may work with outside consultants and third-party service providers to implement industry-standard strategies aimed at identifying and mitigating potential threats or vulnerabilities within our systems. Additionally, we expect that our policy strategy will include a comprehensive cyber crisis response plan to manage high severity security incidents, ensuring efficient coordination across the organization.

Cybersecurity threats have not significantly impacted our operations, and we do not anticipate such risks materially affecting our business, strategy, financial condition, or results of operations. However, given the escalating sophistication of cyber threats, the preventive measures we adopt may not always suffice. Despite well-designed controls, we acknowledge the inability to foresee all security breaches, including those stemming from third-party misuse of artificial intelligence (“AI”) technologies, and the potential challenges in implementing timely preventive measures.

Our Chief Executive Officer will oversee our information security programs, including cybersecurity initiatives, and is integrated into the cybersecurity the incident response process that we adopt. Our board of directors will oversee cybersecurity risk management activities, supported by Company management and external consultants.

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

Market for Our Common Stock

Since August 1, 2006, our common stock has been quoted on the Over-the-Counter Bulletin Board, or OTCBB, maintained by the Financial Industry Regulatory Authority (“FINRA”), under the symbol “NWCN.” From February 2011 to February 2012, our common stock, along with the securities of over 600 other issuers, was transferred from the OTCQB automated quotation system to the OTC Pink, which is part of the OTC Market Group's quotation system, due to the quotation inactivity by our market makers. On January 21,2022, the Company announced that had has received approval from OTC Markets Group for its securities to be designated as trading on the OTCQB Venture Market Exchange as of January 21 ,2022, under the OTCQB ticker symbol OTCQB: NWCN. From July 2022 to January 2023, our common stock was transferred to the OTC Expert Market and started in January 2023, our common stock resumed quotation on the OTC PINK.

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

On December 20, 2023, the Board of Directors and Majority of stockholders of the Company approved to amend the Company's Certificate of Incorporation, as amended, to increase the total number of authorized shares of Preferred Stock from 5,000,000 to 10,000,000. On February 1, 2024, we filed a Certificate of Amendment to our Certificate of Incorporation with the Delaware Secretary of State to increase the total number of authorized shares of Preferred Stock from 5,000,000 to 10,000,000 and the increase had approved by Delaware secretary of state on February 8, 2024.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Prices (1)
	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2023:
Fourth Quarter	$0.85	$0.65
Third Quarter	$2.00	$0.75
Second Quarter	$0.10	$0.03
First Quarter	$0.04	$0.04

FISCAL YEAR ENDED DECEMBER 31, 2022:
Fourth Quarter	$0.55	$0.55
Third Quarter	$1.55	$0.55
Second Quarter	$1.69	$0.72
First Quarter	$1.69	$0.67

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.otcmarket.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of April 29, 2024, the Company had approximately 200 stockholders of record and 22,088,792 shares of common stock were issued and outstanding. Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

We have not received any dividends or any other fees, including consulting fees, from our PRC subsidiaries or our affiliated Chinese entities in the past three years as all of our PRC operating companies, including our PRC subsidiaries and variable interest entities, are currently operating at an accumulated deficit and the above dividend restriction prevent us from receiving any dividends in the short-term until they turn into accumulated profit. As such, we could only receive funds from them through the repayment of intercompany loans by our PRC subsidiaries or charging them service fees through the provision of management services. If our PRC operating entities continue to operate at a net loss, we will need to raise funds through the issuance of equity and debt securities to satisfy future payment requirements, and there is no assurance that we will be successful in raising such funds.

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

No repurchases of our common stock were made during our fiscal year ended December 31, 2023.

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

Total advertising revenue for the years ended December 31, 2023 and 2022 was $446,019 and $106,498, respectively. Our net loss profit was $1,906,353 and $925,278 for the years ended December 31, 2023 and 2022 respectively. The Company will continually explore new media projects in order to provide a wider range of media and advertising services.

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

Results of Operations

Comparison of Years Ended December 31, 2023 and 2022.

Revenues. Our revenues consist primarily of income from out-of-home advertising panels. We recognize revenue in the period when advertisements are either aired or published. Revenues for the year ended December 31, 2023 was $446,019, as compared to $106,498 for the prior year, the increase was attributed to the start of business in Ningbo, China in August 2022 and Chengdu in January 2023.

Cost of Revenues. Cost of revenues primarily consists of fees to obtain rights to operate advertising panels. Cost of revenues for the year ended December 31, 2023 was $436,668 as compared to $82,898 for the prior year, the increase was attributed to the start of business in Ningbo, China in August 2022 and Tianjin and Chengdu in January 2023.

Gross Profit. Our gross profit for the year ended December 31, 2023 was $9,351 compared to $23,600 for 2022.

General and Administrative Expenses. General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, rental expenses, depreciation, fees for professional services, travel expenses and miscellaneous office expenses. General and administrative expenses for the year ended December 31, 2023 increased by 20.55% to $728,292 compared to $604,123 for the year ended December 31, 2022. The increase in general and administrative expenses was mainly due to the increase in salary, audit fee and office expenses such as rent due to start of business in PRC.

Amortization of intangible assets – Amortization of intangible assets for the year ended December 31, 2023 was $382,995, compared to $27,815 for the corresponding prior year. The increase was mainly due to attributed to the start of business in Ningbo, China in August 2022 and Tianjin and Chengdu in January 2023.

Loss on written off of intangible assets – Loss on written off of intangible assets for year ended December 31, 2023 was $449,473, compared to $nil for the corresponding prior year. The increase was mainly due to early termination of advertising contracts in Tianjin in May 2023.

Stock Based Compensation for services – Stock Based Compensation for services for the year ended December 31, 2023 was $44,650, compared to $24,000 for the year ended December 31, 2022. The increase was mainly due to stock granted to consultants in 2023.

 Government Grant – Government Grant for the year ended December 31, 2023 was $3,690, compared to $3,286 for the year ended December 31, 2022. For year ended December 31, 2022, government grants mainly represent amounts granted by Hong Kong government for subsidize the salary. For year ended December 31, 2023, government grants mainly represent amounts granted by PRC government for subsidize the operation of subsidiaries.

Interest and Other Debt-Related Expenses. Interest and other debt-related expenses for the year ended December 31, 2023 increased to $314,117 or by 6.04%, compared to $296,230 for the year ended December 31, 2022. The increase was due from the increase in proceeds from short-term loans in 2023.

Income Taxes. The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded for the years ended December 31, 2023 and 2022 as the Company and all of its subsidiaries and variable interest entities operated at a tax loss in fiscal 2023 and 2022.

Net Loss. The Company incurred a net loss of $1,906,353 for the year ended December 31, 2023 and $925,278 for the year ended December 31, 2022, an increase of 106.03%. The increase in net loss was primarily due to an increase in amortization of intangible assets and loss on written off of intangible assets in 2023.

Transfer of Cash To and From Our Subsidiaries

The Company is incorporated in State of Delaware as a holding company with no actual operations and it currently conducts its business through its subsidiaries in China and our corporate headquarter is in Hong Kong. There has been no cash flows and transfers of other assets between the holding company and its subsidiaries other than that as of December 31, 2023, NCN Group Limited (BVI) and NCN Group Management Limited, a wholly owned subsidiaries of the Company have paid approximately $100,728 and $16,299 for corporate expenses on behalf of the holding company respectively and not as the dividend payment or distribution. None of our subsidiaries has made any dividend payment or distribution to our holding company as of the date of this report and they have no plans to make any distribution or dividend payment to the holding company in the near future. Neither the Company nor any of its subsidiaries has made any dividends or distributions to U.S. investors as of the date of this report.

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

We have made the following aggregate cash intercompany payments and transfers from January 1, 2023 to December 31, 2023.

DATE	DISTRIBUTOR		RECIPIENT		AMOUNT	DISCRIPTION
2/13/2023	NCN Group Management	HK to	Chenxing (Beijing)	PRC	US$1,473	Loan to subsidiary
2/13/2023	NCN Group Management	HK to	NCN (Beijing)	PRC	US$347	Loan to subsidiary
2/13/2023	NCN Group Management	HK to	NCN (Nanjing)	PRC	US$347	Loan to subsidiary
2/13/2023	NCN Group Management	HK to	Ruibo (Shenzhen)	PRC	US$383	Loan to subsidiary
3/1/2023	NCN Group	BVI to	NCN Global	HK	US$36,506	Loan to subsidiary
3/1/2023	NCN Global	HK to	NCN (Ningbo)	PRC	US$14,602	Loan to subsidiary
3/1/2023	NCN Global	HK to	NCN (Chengdu)	PRC	US$21,903	Loan to subsidiary
5/31/2023	NCN Group Management	HK to	Ruibo (Shenzhen)	PRC	US$615	Loan to subsidiary
8/3/2023	NCN Group	BVI to	NCN Group Management	HK	US$8,974	Loan to subsidiary
11/3/2023	NCN Group Management	HK to	Chenxing (Beijing)	PRC	US$890	Loan to subsidiary
11/21/2023	NCN Group Management	HK to	Chenxing (Beijing)	PRC	US$1,815	Loan to subsidiary
11/21/2023	NCN Group Management	HK to	NCN (Beijing)	PRC	US$277	Loan to subsidiary
11/21/2023	NCN Group Management	HK to	NCN (Nanjing)	PRC	US$123	Loan to subsidiary
11/21/2023	NCN Group Management	HK to	Ruibo (Shenzhen)	PRC	US$277	Loan to subsidiary

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

Liquidity and Capital Resources

Cash Flows

As of December 31, 2023, current assets were $186,112 and current liabilities were $5,057,512. Cash as of December 31, 2023 was $5,334 compared to $20,351 as of December 31, 2022, a decrease of $15,017. This was mainly attributable to the increase in payments for expenses during the year ended December 31, 2023.

The following table sets forth a summary of our cash flows for the Years Ended December 31:

	2023	2022
Net cash used in operating activities	$(298,765)	$(198,403)
Net cash used in investing activities	-	(1,078)
Net cash provided by financing activities	278,413	197,161
Effect of exchange rate changes on cash	5,335	994
Net (decrease) / increase in cash	(15,017)	(1,326)
Cash at the beginning of year	20,351	21,677
Cash at the end of year	$5,334	$20,351

Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $298,765, as compared with $198,403 for the year ended December 31, 2022, an addition of $100,362. The increase in net cash used in operating activities was mainly attributable to the increase of payment to administrative service providers and payment to our advertising rights suppliers.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2023 and 2022 was $nil and $1,078, respectively, for the purchases of computers.

Financing Activities

Net cash provided by financing activities was $278,413 for the year ended December 31, 2023, as compared with $197,161 for the year ended December 31, 2022. The increase was mainly due to the increase in proceeds from short-term loans.

Short-term Loans

As of December 31, 2023, the Company recorded an aggregated amount of $1,443,785 of short-term loans. Those loans were borrowed from a shareholder and the loans are unsecured, bear a monthly interest of 1.5% and are repayable on demand. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. As of the date of this report, the balance of $1,443,785 have not yet been repaid.

As of December 31, 2022, the Company recorded an aggregated amount of $1,165,372 of short-term loans. Those loans were borrowed from a shareholder and an unrelated individual. Except for loan of $128,205 from an unrelated individual that are unsecured, bearing yearly interest of 1% and are repayable on demand, the remaining loans are unsecured, bear a monthly interest of 1.5% and are repayable on demand.

Capital Expenditures

The Company acquired of assets $nil and $1,078 during the year ended December 31, 2023 and 2022 respectively.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of December 31, 2023:

	Payments due by period
	Total	Due in 2024	Due in 2025	Due in 2026-2027	Thereafter
Debt Obligations (a)	$645,000	$-	$645,000	$-	$-
Debt Obligations (a)	$2,500,000	$-	$-	$2,500,000	-
Short-Term Loan (b)	$1,443,785	$1,443,785	$-	$-	$-

(a) Debt Obligations. We issued an aggregate of $645,000 in 1% Convertible Promissory Notes in January 2020 and such 1% Convertible Promissory Notes matured in January 2025 and we issued an aggregate of $2,500,000 in 1% Convertible Promissory Notes in January 2022 and such 1% Convertible Promissory Notes matured in January 2027. For details, please refer to Note 12 of the consolidated financial statements.

(b) Short-Term Loan Those loans were borrowed from a shareholder, the loans are unsecured, bear a monthly interest of 1.5% and are repayable on demand. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. As of the date of this report, the balance of $1,443,785 have not yet been repaid.

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

Revenue

The Company follows FASB ASC 606, Revenue from Contracts with Customers in accounting for its revenues. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

Step 1: Identify the contract with the customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize the allocated revenue when the company satisfies a performance obligation

The Company derives substantially all of its revenue from advertising services. Revenue is recognized when the performance obligation is satisfied over time as services are rendered. Revenue is recorded net of VAT.

Leases

The Company follows FASB ASU 2016-02, “Leases” (Topic 842) and measures the lease liability based on the present value of the lease payments discounted by the relevant borrowing rate and reduces the carrying value of the lease liability for lease payments made.

The Company accounts for all significant leases as either operating or finance leases. At lease inception, if the lease meets any of the following five criteria, the Company will classify it as a finance lease: (i) the lease transfers ownership of the underlying asset to the Company by the end of the lease term, (ii) the lease grants the Company an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (iii) the lease term is for the major part of the remaining economic life of the underlying asset, (iv) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds substantially all (90% or more) of the fair value of the underlying asset, or (v) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. Otherwise, the lease will be treated as an operating lease.

For leases with a term of 12 months or less, the Company is permitted to and did make an accounting policy election by class of underlying assets not to recognize lease assets and lease liabilities. During the years ended December 31, 2023 and 2022, the Company recognized lease expense for such leases on a straight-line basis over the lease term.

Share-Based Payments

Under the fair value recognition provision, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period. We make certain assumptions in order to value and expense our various share-based payment awards.

Income Taxes

The Company utilizes judgement and estimates in assessing the need for the valuation allowance related to deferred tax assets, including net operating loss carry-forwards. In the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

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

Liquidity risk

We are exposed to liquidity risk, which is the risk that we will be unable to provide sufficient capital resources and liquidity to meet our commitments and business needs. Liquidity risk is controlled by the application of financial position analysis and monitoring procedures. When necessary, we will turn to other financial institutions to obtain short-term funding to meet the liquidity shortage.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as of December 31, 2023, in accordance with Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on and as a result of this evaluation, our Chief Executive Officer and our Chief Financial Officer have determined that as of the end of the period covered by this annual report, our disclosure controls and procedures were not effective as a result of the material weaknesses in its internal control over financial reporting that existed as of such date as discussed below.

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

Our management, with the participation and under the supervision of our Chief Executive Officer, Earnest Leung and our Chief Financial Officer, Shirley Cheng, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, Dr. Leung and Ms. Cheng determined that our internal control over financial reporting was not effective as of December 31, 2023. Our management identified a material weakness in our internal control over financial reporting, which are indicative of many small companies with small staff that 1) insufficient segregation of duties and effective risk assessment and 2) lack of accounting staff with sufficient US GAAP experience.

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

Name	Age	Position	Director Since
Earnest Leung	67	Chief Executive Officer and Chairperson of the Board	2009
Shirley Cheng	45	Chief Financial Officer, Corporate Secretary and Director	2015
Frederick Wong	56	Director	2022

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

Frederick Wong was appointed as our independent director since January 1, 2022. Mr. Wong has almost 30 years’ experience in accounting, internal control, financial control and capital markets. He currently serves as chief financial officer of Intelligent Living Application Group Inc. (Stock Code: ILAG.Nasdaq) since June 1, 2020. Mr. Wong also currently serves as an independent non-executive director for Prime Intelligence Solutions Group Limited (Stock Code: 8379.HK) since June 17, 2022 and Top Standard Corporation (Stock Code: 8510.HK) since January 24, 2020. Previously, Mr. Wong has served as an independent non-executive director for On Real International Holdings Limited (formerly known as Shanyu Group Holdings Company Limited) (Stock Code: 8245.HK) from March 31, 2016 to April 22, 2022 and for Cocoon Holdings Limited (formerly known as Huge China Holdings Limited) (Stock Code: 428.HK) from May 2015 to June 2018. He has served as compliance officer for China Finance Investment Holdings Limited (Stock Code: 0875.HK) from November 1, 2018 to May 31, 2020. From September 2017 to August 2018, Mr. Wong was the chief financial officer of O Media Limited, a Macau media company in gaming. He was a director of Network CN, Inc. September 2015 and July 2017, and the authorised representative and company secretary of China Oil Gangran Energy Group Holdings Limited (Stock Code: 8132.HK) from December 2015 to November 2016 and continued acting as the authorised representative until January 2017. Mr. Wong is a CPA of Hong Kong, CPA of Canada, CPA of Australia and fellow member of Hong Kong Institute of Taxation. Mr. Wong received a Bachelor of Business Administration from the Chinese University of Hong Kong in 1989, a Bachelor of Business from the University of Southern Queensland, Australia, in 1992 and studied EMBA courses offered by the Troy University (formerly known as Troy State University), Alabama, U.S. from 1999 to 2000.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during fiscal 2023, all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements.

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

Persons Covered

As of December 31, 2023, there were only two Executive Officers including Chief Executive Officer and Chief Financial Officer in the Company. The Company’s Chief Executive Officer and Chief Financial Officer during fiscal year 2023 and the Company’s executive officer as of December 31, 2023, or the Named Executive Officers are set forth below:

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

Elements of Compensation

The executive compensation for (i) the Company’s Chief Executive Officer and Chief Financial Officer and (ii) the Company’s compensated executive officer who were serving as executive officers (collectively “Named Executive Officers”) for fiscal year 2023 primarily consisted of base salary, long term incentive equity compensation, income tax reimbursement, and other compensation and benefit programs generally available to other employees,

Base Salary. The Board establishes base salaries for the Company’s Named Executive Officers based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies in the Company’s peer group for similar positions. Generally, the Board believes that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions and with similar responsibilities at comparable companies in line with our compensation philosophy.

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

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid during fiscal years 2023 and 2022, to the Named Executive Officers:

Name and Principal Position	Year	(1) Salary ($)	(2) Bonus ($)	(3) Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(4) All Other Compensation ($)	Total ($)
Earnest Leung, Chief Executive Officer and Director	2023	-	-	-	-	-	-	-	-
	2022	-	-	-	-	-	-	-	-

Shirley Cheng, Chief Financial Officer and Corporate Secretary	2023	87,179	-	-	-	-	-	2,308	89,487
	2022	53,846	-	-	-	-	-	2,308	56,154

______

(1)	The Company withheld 12 months’ salary totaled HK$720,000 (approximately $92,308) to Dr. Earnest Leung during the fiscal years ended December 31, 2023 and 2022 respectively. As of December 31, 2023 and 2022, the accrued salary to Dr. Leung was $1,102,136 and $1,009,828, respectively. As of December 31, 2023 and 2022, the accrued salary to Ms. Cheng was $88,846 and $25,769, respectively.

(2)	No bonus was paid to the Named Executive Officers in fiscal 2023 and 2022.

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

The aggregate number of stock awards vested to each of the Named Executive Officers for his/her service rendered in each fiscal period was summarized as follows:

Named Executive Officer	2023	2022
Earnest Leung	-	-
Shirley Cheng	-	-

As of December 31, 2023, all the above stocks were issued to each of Named Executive Officers.

(4)

All other compensation only represents the followings:

(a) A monthly contribution paid by the Company into a mandatory provident fund for the benefit of each of the Named Executive Officers;

(b) Monthly cash allowance of HK$40,000 (approximately $5,128) paid to Dr. Earnest Leung. The Company withheld 12 months’ totaled HK$480,000 cash allowance payment for Dr. Leung during the fiscal years ended December 31, 2023 and 2022. As of December 31, 2023 and 2022, the accrued cash allowance to Dr. Leung was $618,157 and $556,619 respectively; and

(c) Income tax reimbursement paid to Dr. Earnest Leung during each fiscal year. As of December 31, 2023, the accrued income tax reimbursement to Dr. Leung and Ms. Cheng was $180,644 and $nil respectively.

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

On October 15, 2021, the Company entered into a new executive employment agreement with Ms. Cheng in connection with their services to the Company as our Chief Financial Officer. Under the terms of the agreement, Ms. Cheng will receive a monthly salary of HK$35,000 (approximately $4,487). On March 1, 2023, there was a salary increment and Ms. Cheng will receive a monthly salary of HK$70,000 (approximately $8,974). On October 1, 2023, the Company entered into a new executive employment agreement with Ms. Cheng in connection with their services to the Company as our Chief Financial Officer. Under the terms of the agreements, Ms. Cheng will receive a monthly salary of HK$40,000 (approximately $5,128). The employment may be terminated by the Company at any time without notice or payment, in the event that any of the executives engage in misconduct or dereliction of duty.

Retirement Benefits

Currently, we do not provide any employees, including our named executive officers any company sponsored retirement benefits other than a state pension scheme in which all of our employees in China participate.

Grants of Plan-Based Awards

The following table sets forth information regarding grants of awards to the Named Executive Officers during the year ended December 31, 2023:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock and Options Awards	Closing Price on Grant Date ($/share)
Earnest Leung	-	-	-	-	-	-
Shirley Cheng	-	-	-	-	-	-

No stock awards were granted to the Company’s Named Executive Officers during fiscal year 2023.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the equity awards outstanding at December 31, 2023 for each of the named executive officers.

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

For the year ended December 31, 2023, both the employee directors and non-employee directors were entitled to a monthly cash compensation of $1,000. The Company withheld 12 monthly cash compensation during the fiscal year ended December 31, 2023.

The following table provides information about the compensation earned by directors who served during fiscal year 2023:

Name of director(3)	Fees Earned or Paid(1) in Cash ($)	Stock Awards(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)
Earnest Leung	-	-	-	-	-	-	-
Shirley Cheng	-	-	-	-	-	-	-
Frederick Wong	-	-	-	-	-	-	-

______

(1)

For the service periods from January 2023 to December 2023, both the employee directors and non-employee directors were entitled to a monthly cash compensation of $1,000. The Company withheld 12 monthly cash compensation during the fiscal year ended December 31, 2023 and 2022. Total of HK$100,000 ($12,820) was paid to Frederick Wong for the director’s fee for the service period from 2015 to 2016 for the year ended December 31, 2022 and total of HK$15,000 ($1,923) was paid to Frederick Wong for the director’s fee for the service period of 2016 for the year ended December 31, 2023.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31,2023 with respect to compensation plans, under which securities are authorized for issuance, aggregated as to (i) compensation plans previously approved by security holders, and (ii) compensation plans not previously approved by security holders.

Equity Compensation Plan Information

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights (A)	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights (B)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (A) (C)
Equity compensation plans approved by security holders	-	-	10,281,503	(1)
Total	-	-	10,281,503

(1)	We reserved 40,000 shares for issuance under our 2004 Stock Incentive Plan, of which 13,333 shares are still available for issuance as of December 31, 2023. We reserved 2,680,000 shares for issuance under our Amended and Restated 2007 Equity Incentive Plan of which 268,170 are still available for issuance as of December 31, 2023. We reserved 10,000,000 shares for issuance under our Amended and Restated 2023 Equity Incentive Plan of which 10,000,000 are still available for issuance as of December 31, 2023. See below subsection - " Equity Incentive Plans" for more information about the plan.

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

As of December 31, 2023, 2,411,830 shares have been issued under the plan and 268,170 shares remain available for issuance. Except for the shares granted to directors, no options, warrants or other rights to acquire shares of our common stock have been granted or are outstanding under the plan.

On January 20, 2023, our Board of Directors authorized and approved the 2023 Stock Option/Stock Issuance Plan, or the 2023 Plan. The purpose of the plan is to promote the best interests of the Company and its stockholders by providing a means of non-cash remuneration to selected participants who contribute to the operating progress and earning power of the Company. The plan also provides incentives to employees and directors by offering them an opportunity to acquire a proprietary interest in the Company. Under the 2023 Plan, we reserved 20,000,000 shares of our common stock for issuance upon exercise of incentive and non-qualified stock options, stock bonuses and rights to purchase awarded from time to time, to our officers, directors, employees and consultants. On March 22, 2023, our Board of Directors and majority of shareholders approved to amend the 2023 Equity Incentive Plan to decrease the maximum number of shares of common stock of the Company that may be issued and sold from 20,000,000 to 10,000,000. A registration statement on Form S-8 was filed with the SEC on January 18, 2024 (SEC File No. 333-276563) with respect to the 2023 Equity Incentive Plan.

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

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth information as of April 29, 2024, regarding the beneficial ownership of our common stock (a) by each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) by each of the Company’s officers and directors; (c) and by the Company’s officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. Unless otherwise identified, the address of the directors and officers of the Company listed above is Unit 705B, 7th Floor, New East Ocean Centre, 9 Science Museum Road, Tsim Sha Tsui, Kowloon, Hong Kong

Title of Class	Name and Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)
Common Stock	Earnest Leung	CEO and Director	13,749,017	54.80
Common Stock	Shirley Cheng	CFO and director	-	-
Common Stock	Frederick Wong	Director	-	-
All Officers and Directors as a group			13,749,017
Common Stock	Keywin Holdings Limited (3) Office A, 18/F., Lucky Plaza, Nos. 315-321 Lockhart Road, Wanchai, Hong Kong	5% Security Holder	44,707 (3)	0.18
Common Stock	Sino Portfolio International Ltd(4) P.O. Box 1239, Offshore Incorporations Centre, Victoria, Seychelles	5% Security Holder	1,835,753	7.32
Common Stock	Wong Yuk Chor	5% Security Holder	1,344,378	5.36
Total Shares Owned by Persons Named above			16,973,855

55

______

(1)  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)  A total of 25,088,592 shares of our common stock outstanding are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of April 29, 2024. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)  Dr. Earnest Leung, Ms. Pui Chu Tang (Dr. Leung’s spouse) and Mr. Ting Cheung Leung (Dr. Leung’s son) are directors, and Mr. Ting Cheung Leung, its shareholder, have voting and dispositive control over the shares held by Keywin Holdings Limited.

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

As of December 31, 2023 and 2022, the Company recorded an aggregated amount of $1,443,785 and $1,037,167 of short-term loans from a shareholder that the loans are unsecured, bear a monthly interest of 1.5% and repayable on demand, respectively. However, according to the agreements, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the shareholder to extend the short-term loans on the due date. As of December 31, 2023 and 2022, the Company recorded an interest payable recorded in accounts payable, accrued expenses and other payables of $374,324 and $167,468, respectively. The interest expenses of the short-term loans for the years ended December 31, 2023 and 2022 amounted to $206,855 and $192,247, respectively. On January 18, 2022, the Company entered into a Subscription Agreement under which the Subscriber agreed to purchase the 1% Senior Unsecured Convertible Note Agreement from the Company for an agreement purchase price of two million five hundred thousand US Dollars ($2,500,000). The issuance of convertible note is for setting off against the Company’s obligation to repay part of the short-term loan $2,005,000 and interest payable $495,000, there was no cash proceeds from the issuance of convertible notes. As of the date of this report, the loan and interest payable balance have not yet been repaid.

The Company recorded rental expense of $7,692 and $nil for the year ended December 31, 2023 to Habitat Investment Holdings Limited, of which the Company’s chief executive officer and convertible note holder are Habitat Investment Holdings Limited’s director and shareholder. On December 13,2023, the Company’s chief executive officer resigned as director of Habitat Investment Holdings Limited.

The summary of amount due to related parties included in the accounts payable, accrued expenses and other payables as the following:

	2023	2022
Salaries payables to Earnest Leung	$1,720,296	$1,566,449
Salaries payables to Shirley Cheng	88,846	25,769
Total	$1,809,142	$1,592,218

	2023	2022
Director’s fee payables to Earnest Leung	$182,000	$170,000
Director’s fee payables to Shirley Cheng	106,500	94,500
Director’s fee payables to Frederick Wong	32,257	22,180
Total	$320,757	$286,680

In addition to the transactions and balances detailed elsewhere in these financial statements, the Company had the following salary transactions with related parties.

	2023	2022
Salaries to Earnest Leung	$153,846	$153,846
Salaries to Shirley Cheng	$87,179	$53,846

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

GreenGrowth CPAs and Gries & Associates, LLC is our Principal Independent Registered Public Accountants engaged to audit our financial statements for the fiscal years ended December 31, 2023 and 2022, respectively. The following table shows the fees that we paid or accrued for the audit and other services provided by GreenGrowth CPAs and Gries & Associates, LLC, for the fiscal years ended December 31, 2023 and 2022.

Fee Category	2023	2022
Audit Fees	$30,427	$27,000
Audit-Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

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

All services provided by GreenGrowth CPAs and Gries & Associates, LLC during the fiscal years ended December 31, 2023 and 2022 were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements are filed as a part of this Form 10-K:

(i)	Reports of Independent Registered Public Accounting Firms
(ii)	Consolidated Balance Sheets as of December 31, 2023 and 2022
(iii)	Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended December 31, 2023 and 2022
(iv)	Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2023 and 2022
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022
(vi)	Notes to Consolidated Financial Statements

(b) The following Exhibits are filed as part of this Annual Report on Form 10-K:

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Amended And Restated Certificate Of Incorporation
3.2	Amended and Restated By-Laws, adopted on January 10, 2006
3.3	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 27, 2009
3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on September 16, 2011
3.5	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on September 16, 2011
3.6	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on October 11, 2021
3.7	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on February 7, 2024
4.1	Form of Registrant’s Common Stock Certificate
4.2	Form of Registrant’s Common Stock Certificate
4.3	TEDA Travel Group, Inc. 2004 Stock Incentive Plan, effective on April 16, 2004
4.4	Network CN Inc. Third Amended and Restated 2007 Equity Incentive Plan
4.5	Network CN Inc, 2023 Equity Incentive Plan
10.1	Note Exchange and Option Agreement, dated April 2, 2009, between the Company and Keywin Holdings Limited.
10.2	Employment Agreement, dated July 15, 2009, between the Company and Earnest Leung.
10.3	Amendment No. 1 to Note Exchange and Option Agreement, dated July 1, 2009, between Keywin Holdings Limited and the Company.
10.4	Amendment No. 2 to Note Exchange and Option Agreement dated September 30, 2009, between Keywin Holding Limited and the Company.
10.5	Amendment No. 3 to Note Exchange and Option Agreement, dated January 1, 2010, between Keywin Holding Limited and the Company
10.6	Amendment No. 4 to Note Exchange and Option Agreement, dated September 30, 2010, between Keywin Holding Limited and the Company
10.7	Amendment No. 5 to Note Exchange and Option Agreement, dated June 1, 2011, between Keywin Holding Limited and the Company
10.8	Amendment No. 6 to Note Exchange and Option Agreement, dated December 30, 2011, between Keywin Holding Limited and the Company
10.9	Amendment No. 7 to Note Exchange and Option Agreement, dated June 28, 2012, between Keywin Holding Limited and the Company
10.10	Amendment No.8 to Note Exchange and Option Agreement, dated December 28, 2012, between Keywin Holding Limited and the Company
10.11	Amendment No.9 to Note Exchange and Option Agreement, dated December 31, 2013, between Keywin Holding Limited and the Company
10.12	Amendment No.10 to Note Exchange and Option Agreement, dated December 12, 2014, between Keywin Holding Limited and the Company
10.13	Amendment No.11 to Note Exchange and Option Agreement, dated December 31, 2015, between Keywin Holdings Limited and the Company
10.14	Amendment No.12 to Note Exchange and Option Agreement, dated December 28, 2017, between Keywin Holdings Limited and the Company
10.15	Amendment No.13 to Note Exchange and Option Agreement, dated December 31, 2019, between Keywin Holdings Limited and the Company
10.16	Amendment No.14 to Note Exchange and Option Agreement, dated June 1, 2021, between Keywin Holdings Limited and the Company
10.17	Consultancy Agreement in connection with debt restructuring dated December 1, 2008, between NCN Group Ltd and Statezone Limited

14.1	Code of Business Conduct and Ethics for Network CN Inc. as approved and amended by the Board of Directors as of September 1, 2007 and September 29, 2008 respectively
21.1	Subsidiaries of the registrant.*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______

 * Filed herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK CN INC

	By:	/s/ Earnest Leung
Earnest Leung
Chief Executive Officer
(Principal Executive Officer)
Date: May 1, 2024

	By:	/s/ Shirley Cheng
Shirley Cheng
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 1, 2024

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Earnest Leung	Chief Executive Officer and Director	May 1, 2024
Earnest Leung	(Principal Executive Officer)

/s/ Shirley Cheng	Chief Financial Officer and Director	May 1, 2024
Shirley Cheng	(Principal Financial and Accounting Officer)

/s/ Frederick Wong	Director	May 1, 2024
Frederick Wong

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Amended And Restated Certificate Of Incorporation
3.2	Amended and Restated By-Laws, adopted on January 10, 2006
3.3	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 27, 2009
3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on September 16, 2011
3.5	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on September 16, 2011
3.6	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on October 11, 2021
3.7	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on February 7, 2024
4.1	Form of Registrant’s Common Stock Certificate
4.2	Form of Registrant’s Common Stock Certificate
4.3	TEDA Travel Group, Inc. 2004 Stock Incentive Plan, effective on April 16, 2004
4.4	Network CN Inc. Third Amended and Restated 2007 Equity Incentive Plan
4.5	Network CN Inc. 2023 Equity Incentive Plan
10.1	Note Exchange and Option Agreement, dated April 2, 2009, between the Company and Keywin Holdings Limited.
10.2	Employment Agreement, dated July 15, 2009, between the Company and Earnest Leung.
10.3	Amendment No. 1 to Note Exchange and Option Agreement, dated July 1, 2009, between Keywin Holdings Limited and the Company.
10.4	Amendment No. 2 to Note Exchange and Option Agreement dated September 30, 2009, between Keywin Holding Limited and the Company.
10.5	Amendment No. 3 to Note Exchange and Option Agreement, dated January 1, 2010, between Keywin Holding Limited and the Company
10.6	Amendment No. 4 to Note Exchange and Option Agreement, dated September 30, 2010, between Keywin Holding Limited and the Company
10.7	Amendment No. 5 to Note Exchange and Option Agreement, dated June 1, 2011, between Keywin Holding Limited and the Company
10.8	Amendment No. 6 to Note Exchange and Option Agreement, dated December 30, 2011, between Keywin Holding Limited and the Company
10.9	Amendment No. 7 to Note Exchange and Option Agreement, dated June 28, 2012, between Keywin Holding Limited and the Company
10.10	Amendment No.8 to Note Exchange and Option Agreement, dated December 28, 2012, between Keywin Holding Limited and the Company
10.11	Amendment No.9 to Note Exchange and Option Agreement, dated December 31, 2013, between Keywin Holding Limited and the Company
10.12	Amendment No.10 to Note Exchange and Option Agreement, dated December 12, 2014, between Keywin Holding Limited and the Company
10.13	Amendment No.11 to Note Exchange and Option Agreement, dated December 31, 2015, between Keywin Holdings Limited and the Company
10.14	Amendment No.12 to Note Exchange and Option Agreement, dated December 28, 2017, between Keywin Holdings Limited and the Company
10.15	Amendment No.13 to Note Exchange and Option Agreement, dated December 31, 2019, between Keywin Holdings Limited and the Company
10.16	Amendment No.14 to Note Exchange and Option Agreement, dated June 1, 2021, between Keywin Holdings Limited and the Company
10.17	Consultancy Agreement in connection with debt restructuring dated December 1, 2008, between NCN Group Ltd and Statezone Limited
14.1	Code of Business Conduct and Ethics for Network CN Inc. as approved and amended by the Board of Directors as of September 1, 2007 and September 29, 2008 respectively
21.1	Subsidiaries of the registrant.*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______

 * Filed herewith.

NETWORK CN INC.

 Report of Independent Registered Public Accounting Firm

To the Board of Directors, Audit Committee members and shareholders of Network CN, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Network CN, Inc. (the Company) as of December 31, 2023, and the related statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses since inception and has not achieved profitable operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

April 30, 2024

We have served as the Company’s auditor since 2023.

Los Angeles, California

PCAOB ID Number 6580

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

501 S. Cherry Street, Suite 1100, Denver, Colorado 80246

(O)720-464-2875 (M)773-255-5631 (F)720-222-5846

NETWORK CN INC.

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Note(s)	2023	2022

ASSETS
Current Assets
Cash		$5,334	$20,351
Accounts receivables	4	176,671	74,783
Prepaid expenses and other current assets, net	5	2,101	8,081
Other Assets	6	2,006	-
Total Current Assets		186,112	103,215

Equipment, Net	7	1,055	2,427

Intangible Assets	8	609,760	305,970

Right-of-use assets	9	38,456	72,407

TOTAL ASSETS		$835,383	$484,019

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	10	$1,102,679	$724,979
Accrued expenses and other payables - related parties	10	2,504,223	2,046,366
Lease liabilities	13	6,825	35,681
Short-term loans with a related party	11	1,443,785	1,037,167
Short-term loans	11	-	128,205
Total Current Liabilities		5,057,512	3,972,398

Non-Current Liabilities
Non-current portion of lease liabilities	13	-	31,890
1% convertible promissory note due 2025, net	12	645,000	645,000
1% convertible promissory note due 2027, net	12	2,247,062	2,172,485
Total Non- Current Liabilities		2,892,062	2,849,375

TOTAL LIABILITIES		7,949,574	6,821,773

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 100,000,000 shares authorized Shares issued and outstanding: 22,487,859 and 20,749,018 as of December 31, 2023 and 2022, respectively		22,488	20,749
Additional paid-in capital		132,451,674	131,317,155
Accumulated deficit		(141,287,445)	(139,381,092)
Accumulated other comprehensive income		1,699,092	1,705,434
TOTAL STOCKHOLDERS’ DEFICIT	15	(7,114,191)	(6,337,754)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$835,383	$484,019

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Note(s)	2023	2022
REVENUES
Advertising services		$446,019	$106,498

COST OF REVENUES
Cost of advertising services		(436,668)	(82,898)

GROSS PROFIT		9,351	23,600

OPERATING EXPENSES
General and administrative		(728,292)	(604,123)
Amortization of intangible assets		(382,995)	(27,815)
Stock based compensation for services		(44,650)	(24,000)
Total Operating Expenses		(1,155,937)	(655,938)

LOSS FROM OPERATIONS		(1,146,586)	(632,338)

OTHER INCOME/(EXPENSES)
Interest income		133	4
Government grant		3,690	3,286
Loss on written off of intangible assets		(449,473)	-
Total Other Income/(Expenses)		(445,650)	3,290

INTEREST AND OTHER DEBT-RELATED EXPENSES
Amortization of debt discount		(74,577)	(72,485)
Interest expense	11 & 12	(239,540)	(223,745)
Total Interest and Other Debt-Related Expenses		(314,117)	(296,230)

NET LOSS BEFORE INCOME TAXES		(1,906,353)	(925,278)
Income taxes	18	-	-

NET LOSS		(1,906,353)	(925,278)

OTHER COMPREHENSIVE (LOSS)/GAIN
Foreign currency translation (loss)/gain		(6,342)	994
Total other comprehensive (loss)/gain		(6,342)	994

COMPREHENSIVE LOSS		$(1,912,695)	$(924,284)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	17	$(0.09)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	17	22,347,843	21,017,190

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Share	Amount	Capital	Deficit	Income	Total
Balance as of January 1, 2022	20,749,018	$20,749	$130,559,370	$(138,455,814)	$1,704,440	$(6,171,255)
Stock-based compensation for stock granted to directors for services	-	-	24,000	-	-	24,000
Beneficial conversion feature associated with convertible notes	-	-	400,000	-	-	400,000
Stock-based compensation for stock granted for intangible assets	-	-	333,785	-	-	333,785
Translation adjustment	-	-	-	-	994	994
Net loss for the year	-	-	-	(925,278)	-	(925,278)
Balance as of December 31, 2022	20,749,018	$20,749	$131,317,155	$(139,381,092)	$1,705,434	$(6,337,754)
Shares issued for intangible assets	2,672,805	2,673	(2,673)	-	-	-
Shares cancelled for intangible assets	(933,964)	(934)	934	-	-	-
Stock-based compensation for stock granted for intangible assets	-	-	1,136,258	-	-	1,136,258
Translation adjustment	-	-	-	-	(6,342)	(6,342)
Net loss for the year	-	-	-	(1,906,353)	-	(1,906,353)
Balance as of December 31, 2023	22,487,859	$22,488	$132,451,674	$(141,287,445)	$1,699,092	$(7,114,191)

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,906,353)	$(925,278)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of equipment	1,372	1,282
Amortization expense of right-of-use assets	163,795	50,139
Amortization of intangible assets	382,995	27,815
Amortization of debt account	74,577	72,485
Interest expense	239,540	223,745
Loss on write off of intangible assets	449,473	-
Stock-based compensation for services	44,650	24,000
Changes in operating assets and liabilities:
Accounts receivables	(101,888)	(74,783)
Other assets	(2,006)	-
Prepaid expenses and other current assets, net	5,980	11,747
Operating lease liabilities	(202,267)	(54,974)
Accounts payable, accrued expenses and other payables	551,367	445,419
Net cash used in operating activities	(298,765)	(198,403)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(1,078)
Net cash used in investing activities	-	(1,078)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans - related party	406,618	197,161
Repayment of short-term loan	(128,205)	-
Net cash provided by financing activities	278,413	197,161

EFFECT OF EXCHANGE RATE CHANGES ON CASH	5,335	994

NET DECREASE IN CASH	(15,017)	(1,326)

CASH, BEGINNING OF YEAR	20,351	21,677

CASH, END OF YEAR	$5,334	$20,351

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$-	$-
Interest	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Settlement of short-term loans by conversion to convertible note (Note 1)	$-	$2,005,000
Settlement of short-term loans interest payable by conversion to convertible note (Note 1)	$-	$495,000
Stock-based compensation for stock granted for intangible assets (Note 2 & 3)	$1,136,258	$333,785
Stock-based compensation for services (Note 4)	$44,650	$24,000

Note:

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

Note 3: In 2022, intangible Assets of Ningbo are acquired advertising rights fee contracts and the Company measured the intangible assets acquired based on the fair value of the consideration given. The Company granted 606,881 shares of the Company’s common stock for the acquisition of advertising rights fee contracts. In connection with this stock grant, the Company measured the Company’s shares at fair value of $0.55 per share and recognized the amount of $333,785 as the cost of intangible assets. On February 1, 2023, the Company agreed to issue 606,881 restricted shares of the Company’s common stock to the employee for the intangible assets.

Note 4: On December 30, 2021, the Board of Director granted an aggregate of 132,172 shares of common stock to the directors of the Company for their services rendered during the year 2021 and 2022. Each director was granted shares of the Company’s common stock and vested in 2021: Earnest Leung, 52,172 shares; Wong Wing Kong, 15,000 shares; and Shirley Cheng, 50,000 shares and Frederick Wong granted 15,000 shares and vested in 2022. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil and $24,000 of non-cash stock-based compensation on the consolidated statements of operations for the year ended December 31, 2023 and 2022, respectively.

In October 2023, the Company granted 427,350 shares of common stock to a consultant for services rendered. The value of stock grant recognized for the year ended December 31,2023 was $42,735 as non-cash stock-based compensation and the Company issued shares to the consultant in January 2024.

In December 2023, the Company granted 50,000 shares of common stock to a consultant for services rendered. The value of stock grant recognized for the year ended December 31, 2023 was $1,915 non-cash stock-based compensation and the Company issued shares to the consultant in January 2024.

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Details of the Company’s principal subsidiaries as of December 31, 2023 are described in Note 3 – Subsidiaries.

Recent development

Going Concern

The Company has net cash used in operating activities of $298,765 and $198,403 for the years ended December 31, 2023 and 2022 respectively. As of December 31, 2023 and 2022, the Company has stockholders’ deficit of $7,114,191 and $6,337,754, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On December 20, 2023, the Board of Directors and Majority of stockholders of the Company approved to amend the Company's Certificate of Incorporation, as amended, to increase the total number of authorized shares of Preferred Stock from 5,000,000 to 10,000,000. On February 7, 2024, we filed a Certificate of Amendment to our Certificate of Incorporation with the Delaware Secretary of State to increase the total number of authorized shares of Preferred Stock from 5,000,000 to 10,000,000 and the increase had approved by Delaware secretary of state on February 8, 2024.

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

(D) Cash

Cash includes cash on hand, cash accounts, and interest-bearing savings accounts placed with banks and financial institutions. For the purposes of the statements of cash flow, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents balance as of December 31, 2023 and December 31, 2022.

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

(F) Impairment of Long-Lived Assets

Long-lived assets, such as equipment, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows expected to be generated from the asset’s use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset calculated using a undiscounted cash flow analysis. There was no impairment of long-lived assets for the years ended December 31, 2023 and 2022.

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

The Company recognizes revenue when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration we expect to be entitled to receive in exchange for such services. To achieve this core principle, we apply the following five steps:

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

5) Recognize revenue when (or as) we satisfy a performance obligation: we satisfy performance obligations either over time or at a point-in-time as discussed in further detail below. Revenue is recognized when the related performance obligation is satisfied by transferring control of a promised good or service to a customer. The Company recognizes revenue when the performance obligation is satisfied over time as services are rendered.

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

The diluted net profit/(loss) per common share is the same as the basic net profit/(loss) per share for the years ended December 31, 2023 and 2022 as all potential common shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net profit/(loss) per share.

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

(Q) Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurements and Disclosure, defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact, and it considers assumptions that market participants would use when pricing the asset or liability.

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

(R) Recent Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board (“FASB”) issued ASU No 2022-02, “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings by creditors while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors made to borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Except for expanded disclosures to its vintage disclosures, ASU 2022-02 did not have a material effect on the Company’s current financial position, results of operations or financial statements.

In October 2023, the FASB issued ASU No 2023-06, “ Disclosure Agreements – Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”). ASU 2023-06 will align the disclosure and presentation requirements in the FASB Accounting Standards Codification with the SEC’s regulations. The amendments in ASU 2023-06 will be applied prospectively and are effective when the SEC removes the related requirements from Regulations S-X or S-K. Any amendments the SEC does not remove by June 30, 2027 will not be effective. As the Company is currently subject to these SEC requirements, ASU 2023-06 is not expected to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In November 2023, the FASB issued ASU No 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. The Company does not expect ASU 2023-07 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In December 2023, the FASB issued ASU No 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 expands disclosures in the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-09 should be applied prospectively; however, retrospective application is permitted. The Company does not expect ASU 2023-09 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

(S) Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the year ended December 31, 2023.

NOTE 3	SUBSIDIARIES

Details of the Company’s principal consolidated subsidiaries as of December 31, 2023 were as follows:

Name	Place of Incorporation	Ownership/Control interest attributable to the Company	Principal activities
NCN Group Limited	BVI	100%	Investment holding
NCN Media Services Limited	BVI	100%	Investment holding
Cityhorizon Limited (2)	Hong Kong	100%	Not applicable
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
Crown Eagle Investment Limited	Hong Kong	100%	Investment holding
NCN Group (Global) Limited	Hong Kong	100%	Investment holding
ChenXing (Beijing) Advertising Co., Ltd	PRC	100%	Investment holding
Ruibo (Shenzhen) Advertising Co., Ltd	PRC	100%	Investment holding
NCN (Ningbo) Culture Media Co., Ltd	PRC	100%	Provision of advertising services
NCN (Nanjing) Culture Co., Ltd	PRC	100%	Provision of advertising services
NCN (Beijing) Advertising Co., Ltd.	PRC	100%	Provision of advertising services
NCN (Tianjin) Culture Co., Ltd	PRC	100%	Provision of advertising services
NCN Huamin Management Consultancy (Beijing) Company Limited (1)	PRC	100%	Not applicable
Huizhong Lianhe Media Technology Co., Ltd. (1)	PRC	100%	Not applicable

Remarks:

1)	The subsidiaries’ business license has been revoked.
2)	The Company has been deregistered on January 26, 2024.

NOTE 4	ACCOUNTS RECEIVABLES, NET

Accounts receivables, net as of December 31, 2023 and December 31, 2022 were as follows:

	2023	2022
Accounts receivable	$176,671	$74,783
Less: allowance for doubtful debts	-	-
Total	$176,671	$74,783

For the years ended December 31, 2023 and 2022, the Company recorded no allowance for doubtful debt for accounts receivable.

NOTE 5	PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of December 31, 2023 and 2022 were as follows:

	2023	2022
Prepaid expenses	$2,101	$8,081
Rental and other deposits	-	-
Total	$2,101	$8,081

NOTE 6	OTHER ASSETS

The Company has $2,006 other assets held for sales as of December 31, 2023.

For the years ended December 31, 2023 and 2022,  no provision for slow moving other assets was charged to expenses.

NOTE 7	EQUIPMENT, NET

Equipment, net as of December 31, 2023 and 2022 consisted of the following:

	2023	2022
Office equipment	$4,117	$4,117
Less: accumulated depreciation	(3,062)	(1,690)
Total	$1,055	$2,427

Depreciation for the years ended December 31, 2023 and 2022 amounted to $1,372 and $1,690 respectively.

Pledge of Equipment

No equipment has been pledged by the Company.

NOTE 8	INTANGIBLE ASSETS, NET

Intangible Assets, net as of December 31, 2023 and 2022 consisted of the following:

	As of December 31, 2023				As of December 31, 2022
	Ningbo (Note 1)	Tianjin (Note 2)	Chengdu (Note 3)	Total	Total
Cost	$333,785	$-	$622,578	$956,363	$333,785
Less: accumulated amortization	(139,077)	-	(207,526)	(346,603)	(27,815)
Total	$194,708	$-	$415,052	$609,760	$305,970

1)	In 2022, intangible Assets of Ningbo are acquired advertising rights fee contracts and the Company measured the intangible assets acquired based on the fair value of the consideration given. The Company granted 606,881 shares of the Company’s common stock for the acquisition of advertising rights fee contracts. In connection with this stock grant, the Company measured the Company’s shares at fair value of $0.55 per share and recognized the amount of $333,785 as the cost of intangible assets.
2)	Intangible Assets of Tianjin are acquired advertising rights fee contracts and the Company measured the intangible assets acquired based on the fair value of the consideration given. The Company granted 933,964 shares of the Company’s common stock for the acquisition of advertising rights fee contracts. In connection with this stock grant, the Company measured the Company’s shares at fair value of $0.55 per share and recognized the amount of $513,680 as the cost of intangible assets. On May 16, 2023, the Company early terminated the advertising rights fee contracts in Tianjin and 933,964 shares issued will be cancelled, the intangible asset was written off and loss on written off of intangible assets of $449,473 was recorded.
3)	Intangible Assets of Chengdu are acquired advertising rights fee contracts and the Company measured the intangible assets acquired based on the fair value of the consideration given. The Company granted 1,131,960 shares of the Company’s common stock for the acquisition of advertising rights fee contracts. In connection with this stock grant, the Company measured the Company’s shares at fair value of $0.55 per share and recognized the amount of $622,578 as the cost of intangible assets.

The Company recorded amortization expenses for the years ended December 31, 2023 and 2022, amounted to $382,995 and $27,815 respectively. The Company recorded loss on written off of intangible asset for year ended December 31, 2023 amounted to $449,473.

Impairment test on other intangible assets

As of December 31, 2023, the management measured impairment by comparing the carrying amount of the intangible assets to the undiscounted future cash flows that the intangible assets are expected to result from the use of the assets. The sum of the expected future undiscounted cash flows exceeded the carrying amount of the intangible assets. As a result, no impairment loss was recognized for these assets for the year ended December 31, 2023.

The estimated amortization is as follows:

Estimated amortization expense
Twelve Months Ending December 31,
2024	$318,789
2025	290,971
2026	-
2027	-
Thereafter	-
Total	$609,760

NOTE 9	RIGHT-OF-USE ASSETS, NET

Right-of-Use, net as of December 31, 2023 and 2022 consisted of the following:

	2023	2022
Cost	$96,436	$80,870
Less: accumulated depreciation	(57,980)	(8,463)
Total	$38,456	$72,407

Depreciation for the years ended December 31, 2023 and 2022 amounted to $152,422 and $50,139 respectively.

The Company has several operating advertising rights agreements with lease terms ranging from 2 to 3 years. As of December 31, 2023 and 2022, the Company recognized $512,530 and $79,213 right-of-use assets, respectively. For the years ended December 31, 2023 and 2022, the Company recorded derecognition of right-of-use assets, net of $371,009 and $34,348 upon the lease termination.

NOTE 10	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of December 31, 2023 and 2022 consisted of the following:

	2023	2022
Accounts payable	$279,910	$76,601
Payment in advance	1,447	-
Accrued staff benefits and related fees	2,519,680	2,153,063
Accrued professional fees	128,929	93,171
Accrued interest expenses	448,662	214,094
Franchise tax payable	-	92,300
Other accrued expenses	127,783	41,625
Other payables	100,491	100,491
Total	$3,606,902	$2,771,345

NOTE 11	SHORT-TERM LOANS

As of December 31, 2023 and 2022, the Company recorded an aggregated amount of $1,443,785 of short-term loans. Those loans were borrowed from a shareholder and the loans are unsecured, bear a monthly interest of 1.5% and are repayable on demand. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. As of the date of this report, the balance of $1,443,785 have not yet been repaid.

As of December 31, 2022, the Company recorded an aggregated amount of $1,165,372 of short-term loans. Those loans were borrowed from a shareholder and an unrelated individual. Except for loan of $128,205 from an unrelated individual that are unsecured, bearing yearly interest of 1% and are repayable on demand, the remaining loans are unsecured, bear a monthly interest of 1.5% and are repayable on demand. On January 18, 2022, the Company issued convertible notes of US$2,500,000 which is for setting off against the short-term loans and interest payable. In 2023, the Company repaid the loan of $128,205 to the unrelated individual.

The interest expenses of the short-term loans for the years ended December 31, 2023 and 2022 amounted to $ 208,090 and $193,528, respectively.

NOTE 12	CONVERTIBLE PROMISSORY NOTES AND WARRANTS

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

The following table details the accounting treatment of the convertible promissory notes:

	1% Convertible Promissory Notes, due in 2025	1% Convertible Promissory Notes, due in 2027	Total
Net carrying value of convertible promissory notes as of December 31, 2022	$645,000	$-	$645,000
Proceeds of new 1% convertible promissory notes	-	2,500,000	2,500,000
Less: Allocated intrinsic value of beneficial conversion feature (Note a)	-	(400,000)	(400,000)
Add: Accumulated amortization of debt discount	-	147,062	147,062
Net carrying value of convertible promissory notes as of December 31, 2023	$645,000	$2,247,062	$2,892,062

Note:

(a)	At the time of issuance, the Company evaluated the intrinsic value of the beneficial conversion feature (“BCF”) associated with the conversion feature of the convertible promissory note. The BCF was recorded into additional paid-in capital. Additionally, the convertible promissory note was considered to have an embedded BCF because the effective conversion price was less than the fair value of the Company’s common stock on notes issuance date. The value of the BCF was recorded as a discount on the convertible promissory note. Hence, in connection with the issuance of the convertible promissory note, the Company recorded a total debt discount of $400,000 that will be amortized over the term of the Note using effective interest rate method.

Amortization of debt discount

The amortization of debt discount for the years ended December 31, 2023 and 2022 were as follows:

	2023	2022
1% convertible promissory notes, due in 2025	$-	$-
1% convertible promissory notes, due in 2027	74,577	72,485
Total	$74,577	$72,485

Interest Expense

The interest expenses for the years ended December 31, 2023 and 2022 were as follows:

	2023	2022
1% convertible promissory notes, due in 2025	$6,450	$6,450
1% convertible promissory notes, due in 2027	25,000	23,767
Total	$31,450	$30,217

NOTE 13	LEASE LIABILITIES

In 2022 and 2023, the Company entered into agreements to acquire rights to operate the advertising panels with lease term from 15 to 36 months.

As of December 31, 2023, future minimum commitments under the Company’s non-cancelable operating lease, in accordance with ASC 842, are as follows:

Fiscal years ending December 31,	Operating leases
2024	$5,259
2025	1,736
2026	-
2027	-
Thereafter	-
Total undiscounted cash flows	6,995
Less: imputed interest	(170)
Present value of lease liabilities	$6,825

As of December 31, 2023 and 2022, the remaining weighted-average lease term were 1.39 and 1.71 years and the weighted-average incremental borrowing rate used to determine the operating lease liabilities were 3.66% and 4.60%, respectively.

Supplementary cash flow information related to lease where the Company was the lessee for the years ended December 31, 2023 and 2022 was as follows:

	2023	2022
Operating cash outflows from operating lease	$202,267	$54,974

NOTE 14	COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. As of December 31, 2023 and 2022, the Company’s management is of the opinion that there are no commitments and contingencies to account for.

NOTE 15	STOCKHOLDERS’ DEFICIT

(A) Stock, Options and Warrants Issued for Services

On December 30, 2021, the Board of Director granted an aggregate of 132,172 shares of common stock to the directors of the Company for their services rendered during the year 2021 and 2022. Each director was granted shares of the Company’s common stock and vested in 2021: Earnest Leung, 52,172 shares; Wong Wing Kong, 15,000 shares; and Shirley Cheng, 50,000 shares and Frederick Wong granted 15,000 shares and vested in 2022. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $nil and $24,000 of non-cash stock-based compensation on the consolidated statements of operations for the year ended December 31, 2023 and 2022, respectively.

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

In October 2023, the Company granted 427,350 shares of common stock to a consultant for services rendered. The value of stock grant recognized for the years ended December 31,2023 was $42,735 as non-cash stock-based compensation and the Company issued shares to the consultant in January 2024.

In December 2023, the Company granted 50,000 shares of common stock to a consultant for services rendered. The value of stock grant recognized for the years ended December 31, 2023 was $1,915 non-cash stock-based compensation and the Company issued shares to the consultant in January 2024.

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

Except as set forth below, during the years ended December 31, 2023 and 2022, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

As of December 31, 2023 and 2022, the Company recorded an aggregated amount of $1,443,785 and $1,037,167 of short-term loans from a shareholder that the loans are unsecured, bear a monthly interest of 1.5% and repayable on demand, respectively. However, according to the agreements, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the shareholder to extend the short-term loans on the due date. As of December 31, 2023 and 2022, the Company recorded an interest payable recorded in accounts payable, accrued expenses and other payables of $374,324 and $167,468, respectively. The interest expenses of the short-term loans for the years ended December 31, 2023 and 2022 amounted to $206,855 and $192,247, respectively. On January 18, 2022, the Company entered into a Subscription Agreement under which the Subscriber agreed to purchase the 1% Senior Unsecured Convertible Note Agreement from the Company for an agreement purchase price of two million five hundred thousand US Dollars ($2,500,000). The issuance of convertible note is for setting off against the Company’s obligation to repay part of the short-term loan $2,005,000 and interest payable $495,000, there was no cash proceeds from the issuance of convertible notes. As of the date of this report, the loan and interest payable balance have not yet been repaid.

The Company recorded rental expense of $7,692 and $nil for the year ended December 31, 2023 to Habitat Investment Holdings Limited, of which the Company’s chief executive officer and convertible note holder are Habitat Investment Holdings Limited’s director and shareholder. On December 13,2023, the Company’s chief executive officer resigned as director of Habitat Investment Holdings Limited.

The summary of amount due to related parties included in the accounts payable, accrued expenses and other payables as the following:

	2023	2022
Salaries payables to Earnest Leung	$1,720,296	$1,566,449
Salaries payables to Shirley Cheng	88,846	25,769
Total	$1,809,142	$1,592,218

	2023	2022
Director’s fee payables to Earnest Leung	$182,000	$170,000
Director’s fee payables to Shirley Cheng	106,500	94,500
Director’s fee payables to Frederick Wong	32,257	22,180
Total	$320,757	$286,680

In addition to the transactions and balances detailed elsewhere in these financial statements, the Company had the following salary transactions with related parties.

	2023	2022
Salaries to Earnest Leung	$153,846	$153,846
Salaries to Shirley Cheng	$87,179	$53,846

NOTE 17	NET LOSS PER COMMON SHARE

Net loss per share information for the years ended December 31, 2023 and 2022 was as follows:

	2023	2022
Numerator:
Net loss attributable to NCN common stockholders	$(1,906,353)	$(925,278)
Denominator:
Weighted average number of shares outstanding, basic*	22,347,843	21,017,190
Effect of dilutive securities
Options and warrants	-	-
Weighted average number of shares outstanding, diluted	22,347,843	21,017,190
Net (loss) profit per common share – basic and diluted	$(0.09)	$(0.04)

*	Including 268,172 shares that were granted and vested but not yet issued for the years ended December 31, 2023 and 2022, respectively.

The diluted net (loss) profit per common share is the same as the basic net (loss) profit per common share for the years ended December 31, 2023 and 2022 as the ordinary shares issuable under stock options and warrants outstanding are anti-dilutive and are therefore excluded from the computation of diluted net (loss) profit per common share.

NOTE 18	INCOME TAXES

Income is subject to taxation in various countries in which the Company and its subsidiaries operate or are incorporated. The (loss) profit before income taxes by geographical locations for the years ended December 31, 2023 and 2022 were summarized as follows:

	2023	2022
United States	$(1,017,029)	$(361,094)
Foreign	(889,324)	(564,184)
	$(1,906,353)	$(925,278)

The provision for income taxes consisted for the years ended December 31, 2023 and 2022 was as follows:

	2023	2022
(Loss) Profit before income taxes	$(1,906,353)	$(925,278)
Statutory income tax rate	21%	21%
Income tax credit computed at statutory income rate	(400,334)	(194,308)
Reconciling items:
Non-deductible expenses	184,840	117,723
Share-based payments	9,377	5,040
Tax effect of tax exempt entity	1,917	755
Valuation allowance on deferred tax assets	204,200	70,790
Income tax	$-	$-

Other than the United States, the Company is subject to taxation in Hong Kong and PRC. Under Hong Kong tax laws, deferred tax assets are recognized for tax loss carried forward to the extent that the realization of the related tax benefit through future taxable profits is probable. These tax losses do not expire under current Hong Kong tax legislation. Under PRC tax laws, tax losses may be carried forward for 5 years and no carry-back is allowed. At December 31, 2023 the Company does not have available tax losses in the Hong Kong and PRC to utilize for future taxable profits.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020.  There are several different provisions with the CARES Act that impact income taxes for corporations. The Company has evaluated the tax implications and believes these provisions did not have a material impact to the financial statements.

At December 31, 2023, the Company had an unused net operating loss carryforward of approximately $17,959,386 for income tax purposes. This net operating loss carryforward may result in future income tax benefits of approximately $3,771,472, which will expire on various from 2024 through 2037 as follows:

2024 to 2028	$2,279,147
2029 to 2033	892,375
2034 to 2037	217,937
Indefinitely	382,013
$3,771,472

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

Significant components of the Company’s deferred tax liabilities and assets of December 31, 2023 and 2022 are as follows:

	2023	2022
Deferred tax liabilities	$-	$-
Deferred tax assets:
Effect of net operating loss carried forward	3,771,472	3,567,272
Less: valuation allowance	(3,771,472)	(3,567,272)
Net deferred tax assets	$-	$-

Movement of valuation allowance:

	2023	2022
At the beginning of the year	$3,567,272	$3,496,482
Current year addition (reduction)	204,200	70,790
At the end of the year	$3,771,472	$3,567,272

NOTE 19	CONCENTRATION OF RISK

Credit risk

Financial instruments that potentially subject the Group to significant concentrations of credit risk consist primarily of cash. As of December 31, 2023 and 2022, cash balance of $1,050 and $1,571 was maintained at financial institutions in Hong Kong and approximately HK$500,000 were insured by the Hong Kong Deposit Protection Board. As of December 31, 2023 and 2022, cash balance of $4,284 and $18,780 were deposited with financial institutions located in the PRC. These balances are not covered by insurance. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Customer risk

Details of the customer accounting for 10% or more of total revenues are as follows:

	2023		2022
Customer A	$27,513	6%	$100,013	94%
Customer B	$146,236	33%	$-	-
Customer C	$67,702	15%	$-	-
Customer D	$57,398	13%	$-	-

Details of the customer which accounted for 10% or more of accounts receivable are as follows:

	2023		2022
Customer A	$12,391	36%	$69,339	93%
Customer B	$156,309	88%	$-	-

Supplier risk

Details of the suppliers accounting for 10% or more of cost of advertising are as follows:

	2023		2022
Supplier A	$188,844	36%		$43,899	53%
Supplier B	$76,192	14%	$		-

Details of the suppliers accounting for 10% or more of account payable are as follows:

	2023		2022
Supplier A	$183,799	42%	$42,242	53%
Supplier B	$42,873	16%	$-	-

NOTE 20	SUBSEQUENT EVENTS

On March 21, 2024, the Company agreed to issue 2,123,383 restricted shares of the Company’s common stock to the employee, Li Jie. On January 2, 2024, NCN Beijing entered into an employment contract with Li Jie (“the employee”) under which the employee agreed to bring in the advertising rights in Beijing to the Company and the Company will reward him for 2,123,383 shares of the Company’s common stock. Pursuant to the terms of employment contract, if the employee can achieve the annual sales and profit before tax goal in 2024 and 2025, the Company will issue bonus shares of 1,061,691 and restricted shares of the Company’s common stock to the employee, respectively.

