Form 10-Q
period 2024-03-31
NETWORK CN INC
filed 2024-05-17
CIK 934796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

(852) 9029-0586

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 17, 2024 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	25,088,592

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

2

PART I

FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.

CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.

CONSOLIDATED BALANCE SHEETS

	Note(s)	As of March 31, 2024 (Unaudited)	As of December 31, 2023 (Audited)
ASSETS
Current Assets
Cash		$2,961	$5,334
Accounts receivables	4	14,488	176,671
Prepaid expenses and other current assets, net	5	53	2,101
Other Assets		724	2,006
Total Current Assets		18,226	186,112

Equipment, Net		763	1,055

Intangible Assets, Net	6	604,613	609,760

Right-of-use assets, Net	7	31,518	38,456

TOTAL ASSETS		$655,120	$835,383

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	8	$1,003,260	$1,102,679
Accrued expenses and other payables - related parties		2,627,153	2,504,223
Lease liabilities	11	7,271	6,825
1% convertible promissory note due 2025, net	10	645,000	645,000
Short term loans with a related party	9	1,468,085	1,443,785
Total Current Liabilities		5,750,769	5,702,512

Non-Current Liabilities
Noncurrent portion of lease liabilities	11	3,549	-
1% convertible promissory note due 2027, net	10	2,500,000	2,247,062
Total Non- Current Liabilities		2,503,549	2,247,062

TOTAL LIABILITIES		8,254,318	7,949,574

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized. None issued and outstanding		-	-
Common stock, $0.001 par value, 100,000,000 shares authorized. Shares issued and outstanding: 22,965,209 and 22,487,859 as of March 31, 2024 and December 31, 2023, respectively		22,965	22,488
Additional paid-in capital		132,132,523	132,451,674
Accumulated deficit		(141,460,593)	(141,287,445)
Accumulated other comprehensive income		1,705,907	1,699,092
TOTAL STOCKHOLDERS’ DEFICIT	13	(7,599,198)	(7,114,191)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$655,120	$835,383

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
REVENUES
Advertising services	$216,914	$248,436

COST OF REVENUES
Cost of advertising services	(214,263)	(248,651)

GROSS PROFIT/(LOSS)	2,651	(215)

OPERATING EXPENSES
General and administrative	(163,166)	(247,169)
Amortization of intangible assets	(86,474)	(122,503)
Total Operating Expenses	(249,640)	(369,672)

LOSS FROM OPERATIONS	(246,989)	(369,887)

OTHER INCOME/(EXPENSES)
Interest income	9	10
Government grant	17	2,349
Total Other Income	26	2,359

INTEREST AND OTHER DEBT-RELATD EXPENSES
Amortization of debt discount	-	(18,405)
Interest expense	(73,247)	(56,414)
Total Interest and Other Debt-Related Expenses	(73,247)	(74,819)

NET LOSS BEFORE INCOME TAXES	(320,210)	(442,347)
Income taxes	-	-
NET LOSS	$(320,210)	$(442,347)

OTHER COMPREHENSIVE GAIN/(LOSS)
Foreign currency translation gain/(loss)	6,815	(573)
Total Other Comprehensive gain/(loss)	6,815	(573)

COMPREHENSIVE LOSS	$(313,395)	$(442,920)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	22,808,870	23,674,995

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Share	Amount	Capital	Deficit	Income	Total
Balance as of January 1, 2023	20,749,018	$20,749	$131,317,155	$(139,381,092)	$1,705,434	$(6,337,754)
Shares issued for intangible assets	606,881	607	(607)	-	-	-
Stock-based compensation for stock granted for intangible assets	-	-	1,136,258	-	-	1,136,258
Translation adjustment	-	-	-	-	(573)	(573)
Net loss for the period	-	-	-	(442,347)	-	(442,347)
Balance as of March 31, 2023	21,355,899	$21,356	$132,452,806	$(139,823,439)	$1,704,861	$(5,644,416)

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Share	Amount	Capital	Deficit	Income	Total
Balance as of January 1, 2024	22,487,859	$22,488	$132,451,674	$(141,287,445)	$1,699,092	$(7,114,191)
Adjustment on adoption of ASU 2020-06	-	-	(400,000)	147,062	-	(252,938)
Stock-based compensation for stock granted for intangible assets	-	-	81,326	-	-	81,326
Shares issued to consultants	477,350	477	(477)	-	-	-
Translation adjustment	-	-	-	-	6,815	6,815
Net loss for the period	-	-	-	(320,210)	-	(320,210)
Balance as of March 31, 2024	22,965,209	$22,965	$132,132,523	$(141,460,593)	$1,705,907	$(7,599,198)

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(320,210)	$(442,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of equipment	292	343
Amortization expense of right-of-use assets	12,939	74,529
Amortization of intangible assets	86,474	122,503
Amortization of debt discount	-	18,405
Interest expense	73,247	56,414
Changes in operating assets and liabilities:
Accounts receivables	162,183	(139,365)
Other assets	1,281	(67,682)
Prepaid expenses and other current assets, net	2,048	(15,782)
Operating lease liabilities	(2,822)	(234,205)
Accounts payable, accrued expenses and other payables	(49,736)	561,609
Net cash used in operating activities	(34,304)	(65,578)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans – related party	24,300	75,602
Net cash provided by financing activities	24,300	75,602

EFFECT OF EXCHANGE RATE CHANGES ON CASH	7,631	(2,477)

NET (DECREASE) / INCREASE IN CASH	(2,373)	7,547

CASH, BEGINNING OF PERIOD	5,334	20,351

CASH, END OF PERIOD	$2,961	$27,898

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Stock-based compensation for stock granted for intangible assets (Notes 1 & 2)	$81,326	$1,136,258

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

Note 2: Intangible Assets of are acquired advertising rights fee contracts and the Company measured the intangible assets acquired based on the fair value of the consideration given. The Company granted 2,123,383 shares of the Company’s common stock for the acquisition of advertising rights fee contracts. In connection with this stock grant, the Company measured the Company’s shares at fair value of $0.0383 per share and recognized the amount of $81,326 as the cost of intangible assets. On April 1,2024, the Company agreed to issue 2,123,383 restricted shares of the Company’s common stock to the employee for the intangible assets.

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

Details of the Company’s principal subsidiaries as of March 31, 2024 are described in Note 3 – Subsidiaries.

Going Concern

The Company has experienced recurring net losses $320,210 for the three months ended March 31, 2024. As of March 31, 2024, and December 31, 2023, the Company has stockholders’ deficit of $7,599,198 and $7,114,191, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The existing cash and cash equivalents together with highly liquid current assets are insufficient to fund the Company’s operations for the next twelve months. The Company will need to rely upon some combination of cash generated from the Company’s operations, or proceeds from the issuance of the Company’s equity and debt securities as well as the exercise of the conversion option by the Company’s note holders to convert the notes to the Company’s common stock, in order to maintain the Company’s operations. Based on the Company’s best estimates, the Company believes that there are sufficient financial resources to meet the cash requirements for the coming twelve months and the consolidated financial statements have been prepared on a going concern basis. However, there can be no assurance the Company will be able to continue as a going concern. These uncertainties may result in adverse effects on the continuation of the Company as a going concern. The accompanying consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

Recent development

Our Business in Beijing

The Company explored new media project in Beijing, China and decided to restart its business and expects that will improve the Company’s future financial performance. On March 21, 2024, the Company agreed to issue 2,123,383 restricted shares of the Company’s common stock to the employee, Li Jie. On January 2, 2024, NCN Beijing entered into an employment contract with Li Jie (“the employee”) under which the employee agreed to bring in the advertising rights in Beijing to the Company and the Company will reward him for 2,123,383 shares of the Company’s common stock. Pursuant to the terms of employment contract, if the employee can achieve the annual sales and profit before tax goal in 2024 and 2025, the Company will issue bonus shares of 1,061,691 and restricted shares of the Company’s common stock to the employee, respectively.

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

Our Business in Chengdu and Tianjin

The Company actively developing its advertising network and explored new media project in Chengdu and Tianjin, China. The Company has established two newly subsidiaries, NCN (Chengdu) Culture Media Co., Ltd, (“NCN Chengdu”) and NCN (Tianjin) Culture Co., Ltd (“NCN Tianjin”), a wholly foreign-owned enterprise in Chengdu and Tianjin, China. The Company owns 100% of the established subsidiary companies. In January 2023, NCN Chengdu and Tianjin started its operation and acquired rights to operate advertising panels in Chengdu and Tianjin. On April 25, 2023, the Company agreed to issue 933,964 and 1,131,960 restricted shares of the Company’s common stock to the employee, Qi Hao and Yang Wu Qiang, respectively. On January 1, 2023, NCN Chengdu and Tianjin entered into an employment contract with Qi Hao and Yang Wu Qiang (“the employees”) under which the employees agreed to bring in the advertising rights in Chengdu and Tianjin to the Company and the Company will reward him for 933,964 and 1,131,960 shares of the Company’s common stock. On May 16, 2023, Mr. Qi Hao resigned and the Company early terminated the advertising rights fee contracts in Tianjin and 933,964 shares issued were cancelled. NCN (Tianjin) had no operation since mid-May 2023.

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

The unaudited consolidated financial statements for the three months ended March 31, 2024 and 2023 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments or a description of the nature and amount of any adjustments other than normal recurring adjustments) have been made which are necessary for a fair presentation of financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, previously filed with the Securities and Exchange Commission on May 1, 2024. The disclosures made in the unaudited interim consolidated financial statements generally do not repeat those in the annual statements.

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

On January 1, 2024, the Company adopted ASU 2020-06 to financial instruments outstanding as of the beginning of the fiscal year of adoption, with the cumulative effect of adoption recognized at the date of initial application through an adjustment to the opening balance of retained earnings. Under this method, EPS amounts are not restated in prior periods presented.

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

(I) Recent Accounting Pronouncements

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

NOTE 3.	SUBSIDIARIES

Details of the Company’s principal subsidiaries and variable interest entities as of March 31, 2024 was as follows:

Name	Place of Incorporation	Ownership/Control interest attributable to the Company	Principal activities
NCN Group Limited	BVI	100%	Investment holding
NCN Media Services Limited	BVI	100%	Investment holding
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
Crown Eagle Investment Limited	Hong Kong	100%	Investment holding
NCN Group (Global) Limited	Hong Kong	100%	Investment holding
ChenXing (Beijing) Advertising Co., Ltd	PRC	100%	Investment holding
Ruibo (Shenzhen) Advertising Co., Ltd	PRC	100%	Investment holding
NCN (Ningbo) Culture Media Co., Ltd	PRC	100%	Provision of advertising services
NCN (Nanjing) Culture Co., Ltd	PRC	100%	Provision of advertising services
NCN (Beijing) Advertising Co., Ltd.	PRC	100%	Provision of advertising services
NCN (Tianjin) Culture Co., Ltd	PRC	100%	Provision of advertising services
NCN (Chengdu) Culture Media Co., Ltd	PRC	100%	Provision of advertising services
NCN Huamin Management Consultancy (Beijing) Company Limited (1)	PRC	100%	Not applicable

Remarks:

1)	The subsidiary’s business license has been revoked.

NOTE 4.	ACCOUNTS RECEIVABLES, NET

Accounts receivables, net as of March 31, 2024 and December 31, 2023 were as follows:

	As of March 31, 2024	As of December 31, 2023
Accounts receivable	$14,488	$176,671
Less: allowance for doubtful debts	-	-
Total	$14,488	$176,671

The Company recorded no allowance for doubtful debt for accounts receivable as of March 31,2024 and December 31, 2023.

NOTE 5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of March 31, 2024 and December 31, 2023 were as follows:

	As of March 31, 2024	As of December 31, 2023
Prepaid expenses	53	2,101
Rental and other deposits	-	-
Total	$53	$2,101

NOTE 6.	INTANGIBLE ASSETS, NET

Intangible Assets, net as of March 31, 2024 and December 31, 2023 were as follows:

	As of March 31, 2024				As of December 31, 2023
	Ningbo (Note 1)	Chengdu (Note 2)	Beijing (Note 3)	Total	Total
Cost	$333,785	$622,578	$81,326	$1,037,689	$956,363
Less: accumulated amortization	(166,891)	(259,408)	(6,777)	(433,076)	(346,603)
Total	$166,894	$363,170	$74,549	$604,613	$609,760

Note:

1)	Intangible Assets of Ningbo are acquired advertising rights fee contracts and the Company measured the intangible assets acquired based on the fair value of the consideration given. The Company granted 606,881 shares of the Company’s common stock for the acquisition of advertising rights fee contracts. In connection with this stock grant, the Company measured the Company’s shares at fair value of $0.55 per share and recognized the amount of $333,785 as the cost of intangible assets.
2)	Intangible Assets of Chengdu are acquired advertising rights fee contracts and the Company measured the intangible assets acquired based on the fair value of the consideration given. The Company granted 1,131,960 shares of the Company’s common stock for the acquisition of advertising rights fee contracts. In connection with this stock grant, the Company measured the Company’s shares at fair value of $0.55 per share and recognized the amount of $622,578 as the cost of intangible assets.
3)	Intangible Assets of Beijing are acquired advertising rights fee contracts and the Company measured the intangible assets acquired based on the fair value of the consideration given. The Company granted 2,123,383 shares of the Company’s common stock for the acquisition of advertising rights fee contracts. In connection with this stock grant, the Company measured the Company’s shares at fair value of $0.04 per share and recognized the amount of $81,326 as the cost of intangible assets.

The Company recorded amortization expenses for the three months ended March 31, 2024 and 2023, amounted to $86,474 and $122,503 respectively.

The estimated amortization is as follows:

Estimated amortization expense
Twelve Months Ending December 31,
2024	259,423
2025	318,081
2026	27,109
Thereafter	-
Total	$604,613

NOTE 7.	RIGHT-OF-USE ASSETS, NET

Right-of-use, net as of March 31, 2024 and December 31, 2023 were as follows:

	As of March 31, 2024	As of December 31, 2023
Cost	$87,298	$96,436
Less: accumulated depreciation	(55,780)	(57,980)
Total	$31,518	$38,456

Amortization expense of right-of-use assets for the three months ended March 31, 2024 and 2023 amounted to $12,939 and $74,529 respectively.

The Company has several operating advertising rights agreements with lease terms ranging from 2 to 3 years.

NOTE 8.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of March 31,2024 and December 31,2023 were as follows:

	As of March 31, 2024	As of December 31, 2023
Accounts payable	$121,530	$279,910
Payment in advance	24,972	1,447
Accrued staff benefits and related fees	2,580,221	2,519,680
Accrued professional fees	127,816	128,929
Accrued interest expenses	521,909	448,662
Franchise tax payable	-	-
Other accrued expenses	153,474	127,783
Other payables	100,491	100,491
Total	$3,630,413	$3,606,902

NOTE 9.	SHORT-TERM LOANS

As of March 31, 2024 and December 31, 2023, the Company recorded an aggregated amount of $1,468,085 and $1,443,785 of short-term loans. Those loans were borrowed from a shareholder and the loans are unsecured, bear a monthly interest of 1.5% and are repayable on demand. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. As of the date of this report, the balance of $1,468,085 have not yet been repaid.

The interest expenses of the short-term loans for the three months ended March 31, 2024 and 2023 were $65,406 and $48,659, respectively.

NOTE 10.	CONVERTIBLE PROMISSORY NOTES

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

The following table details the accounting treatment of the convertible promissory notes:

	1% Convertible Promissory Notes, due in 2025	1% Convertible Promissory Notes, due in 2027	Total
Net carrying value of convertible promissory notes as of December 31, 2022	$645,000	$-	$645,000
Proceeds of 1% convertible promissory notes	-	2,500,000	2,500,000
Less: Allocated intrinsic value of beneficial conversion feature (Note a)	-	(400,000)	(400,000)
Add: Accumulated amortization of debt discount	-	147,062	147,062
Net carrying value of convertible promissory notes as of December 31, 2023 and January 31, 2024	645,000	2,247,062	2,892,062
Add: Adjustment for adoption of ASU 2020-06 (b)	-	252,938	252,938
Net carrying value of convertible promissory notes as of March 31, 2024	$645,000	$2,500,000	$3,145,000
Less: Current	(645,000)	-	(645,000)
Non-current	-	2,500,000	2,500,000

Note:

(a)	At the time of issuance, the Company evaluated the intrinsic value of the beneficial conversion feature (“BCF”) associated with the conversion feature of the convertible promissory note. The BCF was recorded into additional paid-in capital. Additionally, the convertible promissory note was considered to have an embedded BCF because the effective conversion price was less than the fair value of the Company’s common stock on notes issuance date. The value of the BCF was recorded as a discount on the convertible promissory note. Hence, in connection with the issuance of the convertible promissory note, the Company recorded a total debt discount of $400,000 that will be amortized over the term of the Note using effective interest rate method.
(b)	On January 1, 2024, the Company adopted ASU 2020-06 to financial instruments outstanding as of the beginning of the fiscal year of adoption, with the cumulative effect of adoption recognized at the date of initial application through an adjustment to the opening balance of retained earnings.

Amortization of debt discount

The following table details the amortization of debt discount:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
1% convertible promissory notes, due in 2025	$-	$-
1% convertible promissory notes, due in 2027	-	18,405
Total	$-	$18,405

Interest Expense

The following table details the interest expenses:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
1% convertible promissory notes, due in 2025	$1,608	$1,590
1% convertible promissory notes, due in 2027	6,233	6,165
Total	$7,841	$7,755

NOTE 11.	LEASE LIABILITIES

As of March 31, 2024, future minimum commitments under the Company’s non-cancelable operating lease, in accordance with ASC 842, are as follows:

Fiscal years ending March 31,	Operating leases
2024	7,035
2025	4,024
2026	-
Thereafter	-
Total undiscounted cash flows	11,059
Less: imputed interest	(239)
Present value of lease liabilities	10,820
Less: Non-current portion of lease liabilities	(3,549)
Current portion of lease liabilities	$7,271

As of March 31, 2024 and December 31, 2023, the remaining weighted-average lease term was 1.07 years and 1.39 years, respectively and the weighted-average incremental borrowing rate used to determine the operating lease liabilities was 3.02%.

Supplementary cash flow information related to lease where the Company was the lessee for the three months March 31, 2024 and 2023 was as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Operating cash outflows from operating lease	$2,822	$234,205

NOTE 12.	COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. As of March 31, 2024 and December 31, 2023, the Company’s management is of the opinion that there are no commitments and contingencies to account for.

NOTE 13.	STOCKHOLDERS’ DEFICIT

Stock, Options and Warrants Issued for Services

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

Restriction on payment of dividends

The Company has not declared any dividends since incorporation.

NOTE 14.	RELATED PARTY TRANSACTIONS

Except as set forth below, during the three months ended March 31, 2024 and 2023, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

As of March 31, 2024 and December 31, 2023, the Company recorded an aggregated amount of $1,468,085 and $1,443,785 of short-term loans from a shareholder that the loans are unsecured, bear a monthly interest of 1.5% and repayable on demand. However, according to the agreements, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the shareholder to extend the short-term loans on the due date. As of March 31, 2024 and December 31, 2023, the Company recorded an interest payable recorded in accounts payable, accrued expenses and other payables of $439,731 and $374,324, respectively. The interest expenses of the short-term loans for the three months March 31, 2024 and 2023 amounted to $65,406 and $48,338, respectively. .On January 18, 2022, the shareholder agreed to purchase the 1% Senior Unsecured Convertible Note Agreement from the Company and converted the short-term loan of $2,005,000 and interest payable $495,000 to convertible note. As of the date of this report, 1% Senior Unsecured Convertible Note Agreement of $2,500,000 and interest payable of $48,767 has not yet repaid.

The Company recorded rental expense of $8,271 and $1,923 for the three months ended March 31, 2024 and 2023 respectively to Habitat Investment Holdings Limited, of which the Company’s chief executive officer and convertible note holder are Habitat Investment Holdings Limited’s director and shareholder. On December 13,2023, the Company’s chief executive officer resigned as director of Habitat Investment Holdings Limited.

The summary of amount due to related parties included in the accounts payable, accrued expenses and other payables as the following:

	As of March 31, 2024	As of December 31, 2023
Salaries payables to Earnest Leung	$1,758,757	$1,720,296
Salaries payables to Shirley Cheng	98,526	88,846
Total	$1,857,283	$1,809,142

	As of March 31, 2024	As of December 31, 2023
Director’s fee payables to Earnest Leung	$185,000	$182,000
Director’s fee payables to Shirley Cheng	109,500	106,500
Director’s fee payables to Frederick Wong	35,257	32,257
Total	$329,757	$320,757

In addition to the transactions and balances detailed elsewhere in these financial statements, the Company had the following salary transactions with related parties.

	As of March 31, 2024	As of March 31, 2023
Salaries to Earnest Leung	$38,462	$38,462
Salaries to Shirley Cheng	15,385	17,949

NOTE 15.	NET LOSS PER COMMON SHARE

Net loss per common share information for the three months ended March 31, 2024 and 2023 was as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Numerator:
Net loss attributable to NCN common stockholders	$(320,210)	$(442,347)
Denominator:
Weighted average number of shares outstanding, basic	22,808,870	23,674,995
Effect of dilutive securities	-	-
Options and warrants	-	-
Weighted average number of shares outstanding, diluted	22,808,870	23,674,995

Net loss per common share – basic and diluted	$(0.01)	$(0.02)

The diluted net loss per common share is the same as the basic net loss per common share for the three months ended March 31, 2024 and 2023 as all potential common shares are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. There were no securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because of anti-dilutive effect for the three months ended March 31, 2024 and 2023.

NOTE 16.	INCOME TAXES

Income is subject to taxation in various countries in which the Company and its subsidiaries operate or are incorporated. The loss before income taxes by geographical locations for the three months ended March 31, 2024 and 2023 were summarized as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
United States	$(114,614)	$(173,017)
Foreign	(205,596)	(269,330)
Net loss per common share – basic and diluted	$(320,210)	$(442,347)

Other than the United States, the Company is subject to taxation in Hong Kong and PRC. Under Hong Kong tax laws, deferred tax assets are recognized for tax loss carried forward to the extent that the realization of the related tax benefit through future taxable profits is probable. These tax losses do not expire under current Hong Kong tax legislation. Under PRC tax laws, tax losses may be carried forward for 5 years and no carry-back is allowed. At March 31, 2024, the Company does not have available tax losses in the Hong Kong and PRC to utilize for future taxable profits.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020.  There are several different provisions with the CARES Act that impact income taxes for corporations. The Company has evaluated the tax implications and believes these provisions did not have a material impact to the financial statements.

At March 31, 2024, the Company had an unused net operating loss carryforward of approximately $18,118,650 for income tax purposes. This net operating loss carryforward may result in future income tax benefits of approximately $3,795,541, which will expire on various from 2024 through 2037 as follows:

2024 to 2028	$2,279,147
2029 to 2033	892,375
2034 to 2037	217,937
Indefinitely	406,082
$3,795,541

The realization of net operating loss carryforward is uncertain at this time, a valuation allowance in the same amount has been established. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets of March 31, 2024 and December 31, 2023 are as follows:

	As of March 31, 2024	As of December 31, 2023
Deferred tax liabilities	$-	$-
Deferred tax assets:	-	-
Effect of net operating loss carried forward	3,795,541	3,771,472
Less: valuation allowance	(3,795,541)	(3,771,472)
Net deferred tax assets	$-	$-

Movement of valuation allowance:

	As of March 31, 2024	As of December 31, 2023
At the beginning of the period/year	$3,771,472	$3,567,272
Additions/(Deductions)	24,069	204,200
At the end of the period/year	$3,795,541	$3,771,472

NOTE 17.	SUBSEQUENT EVENT

On May 13, 2024, as requested by the Convertible Note holders, the Company agreed to change the conversion price to $0.5 per shares. The two 1% Convertible Promissory Notes due 2025 and 2027 were cancelled and re-issued to the Investors at the holders’ option into shares of Company common stock at $0.5 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe”, “expect”, “anticipate”, “project”, “targets”, “optimistic”, “intend”, “aim”, “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to our potential inability to raise additional capital; changes in domestic and foreign laws, regulations and taxes; uncertainties related to China’s legal system and economic, political and social events in China; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks”; changes in economic conditions, including a general economic downturn or a downturn in the securities markets; and any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for fiscal year ended December 31, 2023 and in Part 2, Item 1A of this Form 10-Q. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

Use of Terms

Except as otherwise indicated by the context, references in this report to:

●	“BVI” are references to the British Virgin Islands;
●	“China” and “PRC” are to the People’s Republic of China;
●	the “Company”, “NCN”, “we”, “us”, or “our”, are references to Network CN Inc., a Delaware corporation and its direct and indirect subsidiaries: NCN Group Limited, or NCN Group, a BVI limited company; NCN Media Services Limited, a BVI limited company; NCN Group Management Limited, or NCN Group Management, a Hong Kong limited company; NCN Group (Global) Limited, or NCN Global, a Hong Kong limited company, and its subsidiary, Ruibo (Shenzhen) Advertising Co., Ltd; Crown Eagle Investments Limited, or Crown Eagle, a Hong Kong limited company, and its subsidiary, ChenXing (Beijing) Advertising Co., Ltd; NCN (Ningbo) Culture Media Co., Ltd; NCN (Nanjing) Culture Co., Ltd; NCN (Beijing) Advertising Co., Ltd.; NCN (Tianjin) Culture Co., Ltd; NCN (Chengdu) Culture Media Co., Ltd;
●	“WFOE” a wholly foreign owned enterprise incorporated in PRC;
●	“RMB” are to the Renminbi, the legal currency of China;
●	the “Securities Act” are to the Securities Act of 1933, as amended; and the “Exchange Act” are to the Securities Exchange Act of 1934, as amended; and
●	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States.

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

For more information relating to our business, please refer to Part I, “Item 1 - Business” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Recent development

The Company is dedicated in pioneering the "Community Channel", a new core retail channel in China's advertising landscape, and striving to expand this core retail channel across large and small communities throughout China in future. We believe our strategy will position us in the heart of advertising industry and propels our leadership. In early 2024, the Company signed co-operative agreement with a new strategic partner, an online sales platform company, to expand our advertising network in “Community Channel”. Through the co-operative agreement, the Company can partner with over 50 property management companies to advertise in or organize advertising campaign in 50,000+ well-established residential communities under their management throughout China. Our strategic partner will be focusing on sales to broaden our customer coverage thus we are able to reach key suppliers and provide tailor-made advertising campaign based on targeted audience as defined by age, gender, regions, interest etc.

Our Business in Beijing

The Company explored new media project in Beijing, China and decided to restart its business and expects that will improve the Company’s future financial performance. On March 21, 2024, the Company agreed to issue 2,123,383 restricted shares of the Company’s common stock to the employee, Li Jie. On January 2, 2024, NCN Beijing entered into an employment contract with Li Jie (“the employee”) under which the employee agreed to bring in the advertising rights in Beijing to the Company and the Company will reward him for 2,123,383 shares of the Company’s common stock. Pursuant to the terms of employment contract, if the employee can achieve the annual sales and profit before tax goal in 2024 and 2025, the Company will issue bonus shares of 1,061,691 and restricted shares of the Company’s common stock to the employee, respectively.

Termination of commercial agreements

In May 2023, the Board of Directors agreed and approved the termination of all commercial agreements with Beijing Huizhong Bona Media Advertising Co., Ltd(“Bona”) and Xingpin Shanghai Advertising Limited (“Xingpin”). The Company delivered termination notice to terminate all the commercial agreements with Bonaand Xingpin and the Company will no longer able to exert control over Bona and Xingpin when the termination notices become effective.

Our Business in Chengdu and Tianjin

The Company actively developing its advertising network and explored new media project in Chengdu and Tianjin, China. The Company has established two newly subsidiaries, NCN (Chengdu) Culture Media Co., Ltd, (“NCN Chengdu”) and NCN (Tianjin) Culture Co., Ltd (“NCN Tianjin”), a wholly foreign-owned enterprise in Chengdu and Tianjin, China. The Company owns 100% of the established subsidiary companies. In January 2023, NCN Chengdu and Tianjin started its operation and acquired rights to operate advertising panels in Chengdu and Tianjin. On April 25, 2023, the Company agreed to issue 933,964 and 1,131,960 restricted shares of the Company’s common stock to the employee, Qi Hao and Yang Wu Qiang, respectively. On January 1, 2023, NCN Chengdu and Tianjin entered into an employment contract with Qi Hao and Yang Wu Qiang (“the employees”) under which the employees agreed to bring in the advertising rights in Chengdu and Tianjin to the Company and the Company will reward him for 933,964 and 1,131,960 shares of the Company’s common stock. On May 16, 2023, Mr. Qi Hao resigned and the Company early terminated the advertising rights fee contracts in Tianjin and 933,964 shares issued were cancelled. NCN (Tianjin) had no operation since mid-May 2023.

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

Comparison of Three Months Ended March 31, 2024 and March 31, 2023

Revenues. Our revenues consist primarily of income from out-of-home advertising panels. We recognize revenue in the period when advertisements are either aired or published. Revenues for the three months ended March 31, 2024 was $216,914, as compared to $248,436 for the prior year, the decrease was attributed to decrease of revenue from Ningbo and Chengdu and set off by the increase in revenue from Beijing.

Cost of Revenues. Cost of revenues primarily consists of fees to obtain rights to operate advertising panels. Cost of revenues for the three months ended March 31, 2024 was $214,263 as compared to $248,651 for the prior year, the decrease was attributed to decrease of revenue from Ningbo and Chengdu and set off by the increase in revenue from Beijing.

Gross Loss. Our gross loss for the three months March 31, 2024 was $2,651 compared to $215 for 2023.

General and Administrative Expenses – General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, employee bonuses and other staff welfare and benefits, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses). General and administrative expenses for the three months ended March 31, 2024 decreased by 33.99% to $163,166, as compared to $247,169 for the corresponding prior year period. The decrease in general and administrative expenses for the three months ended March 31, 2024 compared to March 31, 2023 was due to decrease in salary and office expense from PRC office.

Amortization of intangible assets – Amortization of intangible assets for the three months ended March 31, 2024 was $86,474, compared to $122,503 for the corresponding prior year period. The decrease was mainly due to attributed to the termination of contract of Tianjin and set off by the increase in amortization of intangible assets from Beijing.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the three months ended March 31, 2024 decreased to $73,247, or by 2.10%, as compared to $74,819 for the corresponding prior year period. The decrease was mainly due to the no amortization of convertible notes due to adoption of adoption of ASU 2020-06.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended March 31, 2024 and 2023, because the Company and all of its subsidiaries and variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $320,210 for the three months ended March 31, 2024, as compared to a net loss of $442,347 for the corresponding prior year period. The result was driven by the decrease in general and administrative expenses from the offices in PRC.

Liquidity and Capital Resources

As of March 31, 2024, we had cash of $2,961 as compared to $5,334 as of December 31, 2023, a decrease of $2,373 which was due to decrease of settlement of office expenses.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Net cash used in operating activities	$(34,304)	$(68,578)
Net cash used in investing activities	-	-
Net cash provided by financing activities	24,300	75,602
Effect of exchange rate changes on cash	7,631	(2,477)
Net (decrease) / increase in cash	(2,373)	7,547
Cash, beginning of period	5,334	20,351
Cash, end of period	$2,961	$27,898

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $34,304, as compared to $68,578 for the corresponding prior year period. This was mainly attributable to decrease in accounts receivables and other assets during the three months ended March 31, 2024.

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

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 was $nil.

Financing Activities

Net cash provided by financing activities was $24,300 for the three months ended March 31, 2024, as compared to $75,602 for the corresponding prior year period. The decrease was mainly due to decrease in proceeds from short term loans during the three months ended March 31, 2024.

Short-term Loan

As of March 31, 2024 and December 31, 2023, the Company recorded an aggregated amount of $1,468,085 and $1,443,785 of short-term loans. Those loans were borrowed from a shareholder and the loans are unsecured, bear a monthly interest of 1.5% and are repayable on demand. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. As of the date of this report, the balance of $1,468,085 have not yet been repaid.

Capital Expenditures

During the three months ended March 31, 2024, we acquired office equipment of $nil.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of March 31, 2024:

	Payments due by period
	Total	Due in 2023	Due in 2024–2025	Due in 2026-2027	Thereafter
Debt Obligations (a)	$645,000	$-	$645,000	$-	$-
Debt Obligations (a)	$2,500,000	$-	$-	$2,500,000	$-
Short Term Loan (b)	$1,468,085	$-	$1,468,085	$-	$-

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

(b)Short Term Loan. We have entered into short-term loan agreements with one individual. This loan with an aggregate amount of $1,468,085 are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. Up to the date of this report, those loans have not yet been repaid.

Transfer of Cash To and From Our Subsidiaries

The Company is incorporated in State of Delaware as a holding company with no actual operations and it currently conducts its business through its subsidiaries in China and our corporate headquarter is in Hong Kong. There has been no cash flows and transfers of other assets between the holding company and its subsidiaries other than that as of March 31, 2024, NCN Group Limited (BVI) and NCN Group Management Limited, a wholly owned subsidiaries of the Company have paid approximately $12,941 and $17,584 for corporate expenses on behalf of the holding company respectively and not as the dividend payment or distribution. None of our subsidiaries has made any dividend payment or distribution to our holding company as of the date of this report and they have no plans to make any distribution or dividend payment to the holding company in the near future. Neither the Company nor any of its subsidiaries has made any dividends or distributions to U.S. investors as of the date of this report.

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

We have made the following aggregate cash intercompany payments and transfers from January 1, 2024 to March 31, 2024.

DATE	DISTRIBUTOR		RECIPIENT		AMOUNT	DISCRIPTION
1/4/2024	NCN Group Management	HK to	NCN Global	HK	US$1.28	Loan to subsidiary
3/7/2024	NCN Group	BVI to	NCN Group Management	HK	US$384.62	Loan to subsidiary

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2024, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

There have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2023, other than as disclosed below. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended March 31, 2024 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *	Financial statements and footnotes of Network CN Inc. for the fiscal quarter ended March 31, 2024, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T (furnished herewith)

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

Date: May 17, 2024	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
(Principal Executive Officer)

