Form 10-Q
period 2024-06-30
NETWORK CN INC
filed 2024-08-30
CIK 934796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 29, 2024 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	23,233,381

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

2

PART I

FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.

CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.

CONSOLIDATED BALANCE SHEETS

	Note(s)	As of June 30, 2024 (Unaudited)	As of December 31, 2023 (Audited)
ASSETS
Current Assets
Cash		$10,995	$5,334
Accounts receivables	4	7,011	176,671
Prepaid expenses and other current assets, net	5	8	2,101
Other Assets		707	2,006
Total Current Assets		18,721	186,112

Equipment, Net		472	1,055

Intangible Assets, Net	6	518,139	609,760

Right-of-use assets, Net	7	19,797	38,456

TOTAL ASSETS		$557,129	$835,383

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	8	$938,376	$1,102,679
Accrued expenses and other payables – related parties		2,836,347	2,504,223
Lease liabilities	11	6,041	6,825
1% convertible promissory note due 2025, net	10	645,000	645,000
Short term loans with a related party	9	1,490,833	1,443,785
Total Current Liabilities		5,916,597	5,702,512

Non-Current Liabilities
Noncurrent portion of lease liabilities	11	3,482	-
1% convertible promissory note due 2027, net	10	2,500,000	2,247,062
Total Non- Current Liabilities		2,503,482	2,247,062

TOTAL LIABILITIES		8,420,079	7,949,574

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 100,000,000 shares authorized. Shares issued and outstanding: 23,233,381 and 22,487,859 as of June 30, 2024 and December 31, 2023, respectively		22,965	22,488
Additional paid-in capital		132,132,523	132,451,674
Accumulated deficit		(141,739,112)	(141,287,445)
Accumulated other comprehensive income		1,720,674	1,699,092
TOTAL STOCKHOLDERS’ DEFICIT	13	(7,862,950)	(7,114,191)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$557,129	$835,383

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
REVENUES
Advertising services	$206,678	$93,536	$423,592	$341,972

COST OF REVENUES
Cost of advertising services	(208,309)	(79,326)	(422,572)	(327,977)

GROSS PROFIT/ LOSS	(1,631)	14,210	1,020	13,995

OPERATING EXPENSES
General and administrative	(115,840)	(211,873)	(279,006)	(459,042)
Amortization of intangible assets	(86,474)	(101,098)	(172,948)	(223,601)
Loss on written off intangible assets	-	(449,473)	-	(449,473)
Stock based compensation for services	-	-	-	-
Total Operating Expenses	(202,314)	(762,444)	(451,954)	(1,132,116)

LOSS FROM OPERATIONS	(203,945)	(748,234)	(450,934)	(1,118,121)

OTHER INCOME
Interest income	3	8	12	18
Government grant	-	849	17	3,198
Gain on lease termination	-	11,373	-	11,373
Total Other Income	3	12,230	29	14,589

INTEREST AND OTHER DEBT-RELATED EXPENSES
Amortization of debt discount	-	(18,567)	-	(36,972)
Interest expense	(74,577)	(59,162)	(147,824)	(115,576)
Total Interest and Other Debt–Related Expenses	(74,577)	(77,729)	(147,824)	(152,548)

NET LOSS BEFORE INCOME TAXES	(278,519)	(813,733)	(598,729)	(1,256,080)
Income taxes	-	-	-	-
NET LOSS	$(278,519)	$(813,733)	$(598,729)	$(1,256,080)

OTHER COMPREHENSIVE GAIN /(LOSS)
Foreign currency translation gain/(loss)	14,767	8,654	21,582	8,081
Total Other Comprehensive Loss	14,767	8,654	21,582	8,081

COMPREHENSIVE LOSS	$(263,752)	$(805,079)	$(577,147)	$(1,247,999)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.01)	$(0.04)	$(0.03)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	22,965,209	23,122,433	22,885,986	22,273,450

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2023

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Share	Amount	Capital	Deficit	Income	Total
Balance as of January 1, 2023	20,749,018	$20,749	$131,317,155	$(139,381,092)	$1,705,434	$(6,337,754)
Shares issued for intangible assets	606,881	607	(607)	-	-	-
Stock-based compensation for stock granted for intangible assets	-	-	1,136,258	-	-	1,136,258
Translation adjustment	-	-	-	-	(573)	(573)
Net loss for the period	-	-	-	(442,347)	-	(442,347)
Balance as of March 31, 2023	21,355,899	21,356	132,452,806	(139,823,439)	1,704,861	(5,644,416)
Shares issued for intangible assets	2,065,924	2,066	(2,066)	-	-	-
Translation adjustment	-	-	-	-	8,654	8,654
Net loss for the period	-	-	-	(813,733)	-	(813,733)
Balance as of June 30, 2023	23,421,823	$23,422	$132,450,740	$(140,637,172)	$1,713,515	$(6,449,495)

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2024

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Share	Amount	Capital	Deficit	Income	Total
Balance as of January 1, 2024	22,487,859	$22,488	$132,451,674	$(141,287,445)	$1,699,092	$(7,114,191)
Adjustment on adoption of ASU 2020-06	-	-	(400,000)	147,062	-	(252,938)
Stock-based compensation for stock granted for intangible assets	-	-	81,326	-	-	81,326
Shares issued to consultants	477,350	477	(477)	-	-	-
Translation adjustment	-	-	-	-	6,815	6,815
Net loss for the period	-	-	-	(320,210)	-	(320,210)
Balance as of March 31, 2024	22,965,209	$22,965	$132,132,523	$(141,460,593)	$1,705,907	$(7,599,198)
Translation adjustment	-	-	-	-	14,767	14,767
Net loss for the period	-	-	-	(278,519)	-	(278,519)
Balance as of June 30, 2024	22,965,209	$22,965	$132,132,523	$(141,739,112)	$1,720,674	$(7,862,950)

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(598,729)	$(1,256,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of equipment	584	686
Amortization expense of right-of-use assets	24,122	123,988
Amortization of intangible assets	172,948	223,601
Amortization of debt discount	-	36,972
Loss on written off intangible assets	-	449,473
Interest expense	147,824	115,576
Changes in operating assets and liabilities:
Accounts receivables	169,660	(41,530)
Other assets	1,299	(9,202)
Prepaid expenses and other current assets	2,093	(3,235)
Operating lease liabilities	(4,119)	(157,340)
Accounts payable, accrued expenses and other payables	19,996	383,083
Net cash used in operating activities	(64,322)	(134,008)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans – related party	47,048	101,374
Net cash provided by financing activities	47,048	101,374

EFFECT OF EXCHANGE RATE CHANGES ON CASH	22,935	14,905

NET INCREASE / (DECREASE) IN CASH	5,661	(17,729)

CASH, BEGINNING OF PERIOD	5,334	20,351

CASH, END OF PERIOD	$10,995	$2,622

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Stock-based compensation for stock granted for intangible assets (Note 1)	$-	$1,136,258

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

Details of the Company’s principal subsidiaries as of June 30, 2024 are described in Note 3 – Subsidiaries.

Going Concern

The Company has experienced recurring net losses $278,519 and $813,733 for the three months ended June 30, 2024 and 2023 respectively, and $598,729 and $1,256,080 for the six months ended June 30, 2024 and 2023 respectively. As of June 30, 2024, and December 31, 2023, the Company has stockholders’ deficit of $7,862,950 and $7,114,191, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In November 2023, the FASB issued ASU No 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 202307”). ASU 2023-07 expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. The Company does not expect ASU 2023-07 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In December 2023, the FASB issued ASU No 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 202309 expands disclosures in the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-09 should be applied prospectively; however, retrospective application is permitted. The Company does not expect ASU 2023-09 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

NOTE 3.	SUBSIDIARIES

Details of the Company’s principal subsidiaries as of June 30, 2024 was as follows:

Name	Place of Incorporation	Ownership/Control interest attributable to the Company	Principal activities
NCN Group Limited	BVI	100%	Investment holding
NCN Media Services Limited	BVI	100%	Investment holding
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
Crown Eagle Investment Limited	Hong Kong	100%	Investment holding
NCN Group (Global) Limited	Hong Kong	100%	Investment holding
Cityhorizon Limited (2)	Hong Kong	100%	Not applicable
ChenXing (Beijing) Advertising Co., Ltd	PRC	100%	Investment holding
Ruibo (Shenzhen) Advertising Co., Ltd	PRC	100%	Investment holding
NCN (Ningbo) Culture Media Co., Ltd	PRC	100%	Provision of advertising services
NCN (Nanjing) Culture Co., Ltd	PRC	100%	Provision of advertising services
NCN (Beijing) Advertising Co., Ltd.	PRC	100%	Provision of advertising services
NCN (Tianjin) Culture Co., Ltd	PRC	100%	Provision of advertising services
NCN (Chengdu) Culture Media Co., Ltd	PRC	100%	Provision of advertising services
NCN Huamin Management Consultancy (Beijing) Company Limited (1)	PRC	100%	Not applicable

Remarks:

1)	The subsidiary’s business license has been revoked.
2)	The Company has been deregistered on January 26, 2024.

NOTE 4.	ACCOUNTS RECEIVABLES, NET

Accounts receivables, net as of June 30, 2024 and December 31, 2023 were as follows:

	As of June 30, 2024	As of December 31, 2023
Accounts receivable	$7,011	$176,671
Less: allowance for doubtful debts	-	-
Total	$7,011	$176,671

The Company recorded no allowance for doubtful debt for accounts receivable as of June 30, 2024 and December 31, 2023.

NOTE 5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of June 30, 2024 and December 31, 2023 were as follows:

	As of June 30, 2024	As of December 31, 2023
Prepaid expenses	8	2,101
Total	$8	$2,101

NOTE 6.	INTANGIBLE ASSETS, NET

Intangible Assets, net as of June 30, 2024 and December 31, 2023 were as follows:

	As of June 30, 2024				As of December 31, 2023
	Ningbo (Note 1)	Chengdu (Note 2)	Beijing (Note 3)	Total	Total
Cost	$333,785	$622,578	$81,326	$1,037,689	$956,363
Less: accumulated amortization	(194,708)	(311,288)	(13,554)	(519,550)	(346,603)
Total	$139,077	$311,290	$67,772	$518,139	$609,760

Note:

1)	Intangible Assets of Ningbo are acquired advertising rights fee contracts and the Company measured the intangible assets acquired based on the fair value of the consideration given. The Company granted 606,881 shares of the Company’s common stock for the acquisition of advertising rights fee contracts. In connection with this stock grant, the Company measured the Company’s shares at fair value of $0.55 per share and recognized the amount of $333,785 as the cost of intangible assets.
2)	Intangible Assets of Chengdu are acquired advertising rights fee contracts and the Company measured the intangible assets acquired based on the fair value of the consideration given. The Company granted 1,131,960 shares of the Company’s common stock for the acquisition of advertising rights fee contracts. In connection with this stock grant, the Company measured the Company’s shares at fair value of $0.55 per share and recognized the amount of $622,578 as the cost of intangible assets.
3)	Intangible Assets of Beijing are acquired advertising rights fee contracts and the Company measured the intangible assets acquired based on the fair value of the consideration given. The Company granted 2,123,383 shares of the Company’s common stock for the acquisition of advertising rights fee contracts. In connection with this stock grant, the Company measured the Company’s shares at fair value of $0.04 per share and recognized the amount of $81,326 as the cost of intangible assets.

The Company recorded amortization expenses for the three and six months ended June 30, 2024, amounted to $86,474 and $172,948 respectively, The Company recorded amortization expenses for the three and six months ended June 30, 2023, amounted to $101,098 and $223,601 respectively.

The estimated amortization is as follows:

Estimated amortization expense
Twelve Months Ending December 31,
2024	172,949
2025	318,081
2026	27,109
Thereafter	-
Total	$518,139

NOTE 7.	RIGHT-OF-USE ASSETS, NET

Right-of-use, net as of June 30, 2024 and December 31, 2023 were as follows:

	As of June 30, 2024	As of December 31, 2023
Cost	$85,142	$96,436
Less: accumulated depreciation	(65,345)	(57,980)
Total	$19,797	$38,456

Amortization expense of right-of-use assets for the three and six months ended June 30, 2024 amounted to $11,183 and $24,122 respectively. Amortization expense of right-of-use assets for the three and six months ended June 30, 2023 amounted to $49,459 and $123,988 respectively.

The Company has several operating advertising rights agreements with lease terms ranging from 2 to 3 years.

NOTE 8.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of June 30, 2024 and December 31, 2023 were as follows:

	As of June 30, 2024	As of December 31, 2023
Accounts payable	$108,091	$279,910
Payment in advance	8,730	1,447
Accrued staff benefits and related fees	294,742	389,781
Accrued professional fees	115,682	128,929
Accrued interest expenses	90,019	74,338
Franchise tax payable	-	-
Other accrued expenses	220,621	127,783
Other payables	100,491	100,491
Total	$938,376	$1,102,679

NOTE 9.	SHORT-TERM LOANS

As of June 30, 2024 and December 31, 2023, the Company recorded an aggregated amount of $1,490,833 and $1,443,785 of short-term loans, respectively. Those loans were borrowed from a shareholder and the loans are unsecured, bear a monthly interest of 1.5% and are repayable on demand. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. As of the date of this report, the balance of $1,490,833 have not yet been repaid.

The interest expenses of the short-term loans were $66,736 and $132,142 for the three and six months ended June 30, 2024, respectively, while interest expenses amounted $51,321 and $99,980 for the three and six months ended June 30, 2023, respectively.

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

The following table details the accounting treatment of the convertible promissory notes:

	1% Convertible Promissory Notes, due in 2025	1% Convertible Promissory Notes, due in 2027	Total
Net carrying value of convertible promissory notes as of December 31, 2022	$645,000	$-	$645,000
Proceeds of 1% convertible promissory notes	-	2,500,000	2,500,000
Less: Allocated intrinsic value of beneficial conversion feature (Note a)	-	(400,000)	(400,000)
Add: Accumulated amortization of debt discount	-	147,062	147,062
Net carrying value of convertible promissory notes as of December 31, 2023 and January 31, 2024	645,000	2,247,062	2,892,062
Add: Adjustment for adoption of ASU 2020-06 (b)	-	252,938	252,938
Net carrying value of convertible promissory notes as of June 30, 2024	$645,000	$2,500,000	$3,145,000
Less: Current	(645,000)	-	(645,000)
Non-current	-	2,500,000	2,500,000

Note:

(a)	At the time of issuance, the Company evaluated the intrinsic value of the beneficial conversion feature (“BCF”) associated with the conversion feature of the convertible promissory note. The BCF was recorded into additional paid-in capital. Additionally, the convertible promissory note was considered to have an embedded BCF because the effective conversion price was less than the fair value of the Company’s common stock on notes issuance date. The value of the BCF was recorded as a discount on the convertible promissory note. Hence, in connection with the issuance of the convertible promissory note, the Company recorded a total debt discount of $400,000 that will be amortized over the term of the Note using effective interest rate method.

(b)	On January 1, 2024, the Company adopted ASU 2020-06 to financial instruments outstanding as of the beginning of the fiscal year of adoption, with the cumulative effect of adoption recognized at the date of initial application through an adjustment to the opening balance of retained earnings.

Amortization of debt discount

The following table details the amortization of debt discount:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
1% convertible promissory notes, due in 2025	$-	$-	$-	$-
1% convertible promissory notes, due in 2027	-	18,567	-	36,972
Total	$-	$18,567	$-	$36,972

Interest Expense

The following table details the interest expenses:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
1% convertible promissory notes, due in 2025	$1,608	$1,608	$3,216	$3,198
1% convertible promissory notes, due in 2027	6,233	6,233	12,466	12,398
Total	$7,841	$7,841	$15,682	$15,596

NOTE 11.	LEASE LIABILITIES

As of June 30, 2024, future minimum commitments under the Company’s non-cancelable operating lease, in accordance with ASC 842, are as follows:

Fiscal years ending June 30,	Operating leases
2024	5,760
2025	3,924
2026	-
Thereafter	-
Total undiscounted cash flows	9,684
Less: imputed interest	(161)
Present value of lease liabilities	9,523
Less: Non-current portion of lease liabilities	3,482
Current portion of lease liabilities	$6,041

As of June 30, 2024 and December 31, 2023, the remaining weighted-average lease term was 1.07 years and 1.39 years, respectively and the weighted-average incremental borrowing rate used to determine the operating lease liabilities was 3.02% and 3.66% respectively.

Supplementary cash flow information related to lease where the Company was the lessee for the six months June 30, 2024 and 2023 was as follows:

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Operating cash outflows from operating lease	$(4,119)	$(157,340)

NOTE 12.	COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. As of June 30, 2024 and December 31, 2023, the Company’s management is of the opinion that there are no commitments and contingencies to account for.

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

Except as set forth below, during the three months ended June 30, 2024 and 2023, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

As of June 30, 2024 and December 31, 2023, the Company recorded an aggregated amount of $1,490,833 and $1,443,785 of short-term loans from a shareholder that the loans are unsecured, bear a monthly interest of 1.5% and repayable on demand. However, according to the agreements, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the shareholder to extend the short-term loans on the due date. As of June 30, 2024 and December 31, 2023, the Company recorded an interest payable recorded in accounts payable, accrued expenses and other payables of $506,467 and $374,324, respectively. The interest expenses of the short-term loans for the three months June 30, 2024 and 2023 amounted to $66,736 and $43,475, respectively. The interest expenses of the short-term loans for the six months June 30, 2024 and 2023 amounted to $132,142 and $99,339, respectively. On January 18, 2022, the shareholder agreed to purchase the 1% Senior Unsecured Convertible Note Agreement from the Company and converted the short-term loan and interest payable to convertible note. As of the date of this report, except the loan and interest payable balance of $2,500,000 converted to convertible note, the remaining loans have not yet been repaid.

The Company recorded rental expense of $6,385 and $12,769 for the three and six months ended June 30, 2024 to Habitat Investment Holdings Limited, of which the Company’s chief executive officer and convertible note holder are Habitat Investment Holdings Limited’s director and shareholder. On December 13, 2023, the Company’s chief executive officer resigned as director of Habitat Investment Holdings Limited.

The summary of amount due to related parties included in the accounts payable, accrued expenses and other payables as the following:

	As of June 30, 2024	As of December 31, 2023
Salaries payables to Earnest Leung	$1,797,219	$1,720,296
Salaries payables to Shirley Cheng	105,897	88,846
Salaries payables to Peter Li	6,250	-
Total	$1,909,366	$1,809,142

	As of June 30, 2024	As of December 31, 2023
Director’s fee payables to Earnest Leung	$188,000	$182,000
Director’s fee payables to Shirley Cheng	111,000	106,500
Director’s fee payables to Frederick Wong	38,257	32,257
Total	$337,257	$320,757

In addition to the transactions and balances detailed elsewhere in these financial statements, the Company had the following salary transactions with related parties.

	As of June 30, 2024	As of June 30, 2023
Salaries to Earnest Leung	$76,923	$76,923
Salaries to Shirley Cheng	23,077	44,782
Salaries to Peter Li	6,410	-

Accrued Expenses Due to Related Parties

As of June 30, 2024 and December 31, 2023 the company has accrued expenses amounting to $2,836,347 and $2,504,223 due to related parties. These related parties included independent director, Director and Shareholder. The accrued expenses represent obligations incurred but not yet paid, and they arose from transactions with these related entities.

	As of June 30, 2024	As of December 31, 2023
Independent director’s fee	$419,758	$403,257
Director Salary	1,910,123	1,726,642
Short term loan interest (Shareholder)	506,466	374,324
	$2,836,347	$2,504,223

NOTE 15.	NET LOSS PER COMMON SHARE

Net loss per common share information for the three and six months ended June 30, 2024 and 2023 was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Numerator:
Net loss attributable to NCN common stockholders	$(278,519)	$(813,733)	$(598,729)	$(1,256,080)
Denominator:
Weighted average number of shares outstanding, basic	22,965,209	23,122,433	22,885,986	22,273,450
Effect of dilutive securities	-	-	-	-
Options and warrants	-	-	-	-
Weighted average number of shares outstanding, diluted	22,965,209	23,122,433	22,885,986	22,273,450

Net loss per common share – basic and diluted	$(0.01)	$(0.04)	$(0.03)	$(0.06)

The diluted net loss per common share is the same as the basic net loss per common share for the three and six months ended June 30, 2024 and 2023 as all potential common shares are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. There were no securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because of anti-dilutive effect for the three and six months ended June 30, 2024 and 2023.

NOTE 16.	INCOME TAXES

Income is subject to taxation in various countries in which the Company and its subsidiaries operate or are incorporated. The loss before income taxes by geographical locations for the three and six months ended June 30, 2024 and 2023 were summarized as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
United States	$(110,368)	$(604,427)	$(224,982)	$(777,444)
Foreign	(168,151)	(209,306)	(373,747)	(478,636)
Total	$(278,519)	$(813,733)	$(598,729)	$(1,256,080)

Other than the United States, the Company is subject to taxation in Hong Kong and PRC. Under Hong Kong tax laws, deferred tax assets are recognized for tax loss carried forward to the extent that the realization of the related tax benefit through future taxable profits is probable. These tax losses do not expire under current Hong Kong tax legislation. Under PRC tax laws, tax losses may be carried forward for 5 years and no carry-back is allowed. At June 30, 2024, the Company does not have available tax losses in the Hong Kong and PRC to utilize for future taxable profits.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020.  There are several different provisions with the CARES Act that impact income taxes for corporations. The Company has evaluated the tax implications and believes these provisions did not have a material impact to the financial statements.

At June 30, 2024, the Company had an unused net operating loss carryforward of approximately $18,229,018 for income tax purposes. This net operating loss carryforward may result in future income tax benefits of approximately $3,818,718, which will expire on various from 2024 through 2037 as follows:

2024 to 2028	$2,279,147
2029 to 2033	892,375
2034 to 2037	217,937
Indefinitely	429,259
$3,818,718

The realization of net operating loss carryforward is uncertain at this time, a valuation allowance in the same amount has been established. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets of June 30, 2024 and December 31, 2023 are as follows:

	As of June 30, 2024	As of December 31, 2023
Deferred tax liabilities	$-	$-
Deferred tax assets:	-	-
Effect of net operating loss carried forward	3,818,718	3,771,472
Less: valuation allowance	(3,818,718)	(3,771,472)
Net deferred tax assets	$-	$-

Movement of valuation allowance:

	As of June 30, 2024	As of December 31, 2023
At the beginning of the period/year	$3,771,472	$3,567,272
Additions/(Deductions)	47,246	204,200
At the end of the period/year	$3,818,718	$3,771,472

NOTE 17.	SUBSEQUENT EVENT

As of the balance sheet date, there were no subsequent events that would materially impact the financial statements. Any events occurring after that date are not reflected in these financial statements.

Note 18.	Contingent Liability

The Company has committed to issuing bonus and restricted shares of the Company’s common stock to its employees, contingent upon the achievement of specified sales and profit goals. These shares will be granted as part of the Company’s employee incentive program.

As of the reporting date, the issuance of these shares is contingent upon the Company meeting its sales and profit targets. The potential obligation to issue these shares represents a contingent liability, as the issuance is dependent on future events that are not wholly within the control of the Company.

The fair value of the contingent shares will be measured and recognized as an expense in the period in which the performance conditions are satisfied. Until such time, no liability is recognized in the financial statements.

Number of Shares and Locations:

o	Ningbo Office: 303,441 bonus shares and 303,441 restricted shares.
o	Beijing Office: 1,061,691 bonus and restricted shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We are headquartered in Hong Kong with all our executive officers and directors based in Hong Kong who are not Chinese citizens and most of our revenues and profits are generated by our subsidiaries in China. As of the date of this report, these new laws and guidelines have not impacted the Company’s ability to conduct its business, accept foreign investments, or list and trade `on a U.S. or other foreign exchange. The Company is headquartered in Hong Kong and it owns 100% equity interest of all its subsidiaries and our VIEs did not conduct any business and we conduct advertising services and believes the new data security or anti-monopoly laws and regulations of China do not apply to the Company or its subsidiaries. However, any change in foreign investment regulations, and other policies in China or related enforcement actions by China government could result in a material change in our operations and the value of our ordinary shares and could significantly limit or completely hinder our ability to offer our ordinary shares to investors or cause the value of our ordinary shares to significantly decline or be worthless. The Company’s auditor is headquartered in the U.S. and it is not subject to the determinations announced by the PCAOB on December 16, 2021, which determinations were vacated on December 15, 2022, and Holding Foreign Companies Accountable Act and related regulations currently do not affect the Company as the Company’s auditor is subject to PCAOB’s inspection on a regular basis.

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

Our Business in Chengdu and Tianjin

The Company actively developing its advertising network and explored new media project in Chengdu and Tianjin, China. The Company has established two newly subsidiaries, NCN (Chengdu) Culture Media Co., Ltd, (“NCN Chengdu”) and NCN (Tianjin) Culture Co., Ltd (“NCN Tianjin”), a wholly foreign-owned enterprise in Chengdu and Tianjin, China. The Company owns 100% of the established subsidiary companies. In January 2023, NCN Chengdu and Tianjin started its operation and acquired rights to operate advertising panels in Chengdu and Tianjin. On April 25, 2023, the Company agreed to issue 933,964 and 1,131,960 restricted shares of the Company’s common stock to the employee, Qi Hao and Yang Wu Qiang, respectively. On January 1, 2023, NCN Chengdu and Tianjin entered into an employment contract with Qi Hao and Yang Wu Qiang (“the employees”) under which the employees agreed to bring in the advertising rights in Chengdu and Tianjin to the Company and the Company will reward him for 933,964 and 1,131,960 shares of the Company’s common stock. On January 1, 2023, NCN Chengdu and Tianjin entered into an employment contract with Qi Hao and Yang Wu Qiang (“the employees”) under which the employees agreed to bring in theadvertising rights in Chengdu and Tianjin to the Company and the Company will reward him for 933,964 and 1,131,960 shares of the Company’s common stock. On May 16, 2023, Mr. Qi Hao resigned and the Company early terminated the advertising rights fee contracts in Tianjin and 933,964 shares issued were cancelled. NCN (Tianjin) had no operation since mid-May 2023.

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

Comparison of Three Months Ended June 30, 2024 and June 30, 2023

Revenues. Our revenues consist primarily of income from out-of-home advertising panels. We recognize revenue in the period when advertisements are either aired or published. Revenues for the three months ended June 30, 2024 was $206,678, as compared to $93,536 for the prior year. The increase was attributed to the start of business in Beijing in January 2024.

Cost of Revenues. Cost of revenues primarily consists of fees to obtain rights to operate advertising panels. Cost of revenues for the three months ended June 30, 2024 was $208,309 as compared to $79,326 for the prior year.

Gross Profit/Loss. Our gross loss for the three months June 30, 2024 was $1,631 compared to gross profit of $14,210 for 2023.

General and Administrative Expenses – General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, employee bonuses and other staff welfare and benefits, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses). General and administrative expenses for the three months ended June 30, 2024 decreased by 45.33% to $115,840, as compared to $211,873 for the corresponding prior year period. The decrease in general and administrative expenses for the three months ended June 30, 2024 compared to June 30, 2023 was due to the decrease in salary and office expense from Ningbo, Tianjin, Chengdu, and Beijing office.

Amortization of intangible assets – Amortization of intangible assets for the three months ended June 30, 2024 was $86,474, compared to $101,098 for the corresponding prior year period. It was mainly due to decrease of intangible assets after the written off of intangible assets on early termination of contract with employee in prior year period.

Loss on written off of intangible assets – Loss on written off of intangible assets for the three months ended June 30, 2024 was $nil, in the same period 2023, the total amount of intangible assets written off was $449,473. This was due to the written off of intangible assets on early termination of contract in NCN Tianjin with employee in prior year period.

Stock Based Compensation for services – Stock Based Compensation for services for the three months ended June 30, 2024 and 2023 were $nil.

Other income – Other income for the three months ended June 30, 2024 decreased to 99.98% to $3, as compared to $12,230 for the corresponding prior year period. The major difference was due to, prior year period, the termination of agreements with Beijing Huizhong Bona Media Advertising Co., Ltd (“Bona”) and Xingpin Shanghai Advertising Limited (“Xingpin”) resulted in the derecognition of the lease liability associated with leases. The difference between the carrying amounts of the lease liability resulted in a gain of $11,373, and also government grants received of $849.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the three months ended June 30, 2024 decreased to 4.06% to $74,577, as compared to $77,729 for the corresponding prior year period. The changes were due to the increased in interest to short term loan and the adoption of ASU 2020-06.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended June 30, 2024 and 2023, because the Company and all of its subsidiaries operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $278,519 for the three months ended June 30, 2024, as compared to a net loss of $813,733 for the corresponding prior year period. The result was driven by the decrease in general and administrative expenses from the new offices in PRC.

Comparison of Six Months Ended June 30, 2024 and June 30, 2023

Revenues. Our revenues consist primarily of income from out-of-home advertising panels. We recognize revenue in the period when advertisements are either aired or published. Revenues for the six months ended June 30, 2024 was $423,592, as compared to $341,972 for the prior year, the increase was attributed to the start of business in Beijing in January 2024.

Cost of Revenues. Cost of revenues primarily consists of fees to obtain rights to operate advertising panels. Cost of revenues for the six months ended June 30, 2024 was $422,572 as compared to $327,977 for the prior year.

Gross Profit/Loss. Our gross profit for the six months June 30, 2024 was $1,020 compared to $13,995 for 2023.

General and Administrative Expenses – General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, employee bonuses and other staff welfare and benefits, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses). General and administrative expenses for the six months ended June 30, 2024 decreased by 39.22% to $279,006, compared to $459,042 for the corresponding prior year period. The decrease in general and administrative expenses for the six months ended June 30, 2024 compared to June 30, 2023 was due to the decrease in salary and office expense from Ningbo, Tianjin and Chengdu and Beijing office.

Amortization of intangible assets – Amortization of intangible assets for the six months ended June 30, 2024 was $172,948, compared to $223,601 for the corresponding prior year period. It was mainly due to decrease of intangible assets after the written off of intangible assets on early termination of contract with employee in prior year period.

Loss on written off of intangible assets – Loss on written off of intangible assets for the six months ended June 30, 2024 was $nil, compared to $449,473 for the corresponding prior year prior. In the same period 2023, the total amount of intangible assets written off was $449,473. This was due to the written off of intangible assets on early termination of contract in NCN Tianjin with employee in prior year period.

Stock Based Compensation for services – Stock Based Compensation for services for the six months ended June 30, 2024 and 2023 were $nil.

Other income – Other income for the six months ended June 30, 2024 decreased 99.8% to $29, as compared to $14,589 for the corresponding prior year period. The major difference was due to, prior year period, the termination of agreements with Beijing Huizhong Bona Media Advertising Co., Ltd (“Bona”) and Xingpin Shanghai Advertising Limited (“Xingpin”) resulted in the derecognition of the lease liability associated with leases. The difference between the carrying amounts of the lease liability resulted in a gain of $11,373, and also government grants received of $3,198.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the six months ended June 30, 2024 decreased to $147,824, or by 3.10%, compared to $152,548 for the corresponding prior year period.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the six months ended June 30, 2024 and 2023, because the Company and all of its subsidiaries operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $598,729 for the six months ended June 30, 2024, as compared to a net loss of $1,256,080 for the corresponding prior year period. The result was mainly driven by the decrease in general and administrative expenses from the new offices in PRC.

Liquidity and Capital Resources

As of June 30, 2024, we had cash of $10,995, as compared to $5,334 as of December 31, 2023, an increase of $5,661 which was due to decrease of settlement of office expenses .

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Net cash used in operating activities	$(64,322)	$(134,008)
Net cash used in investing activities	-	-
Net cash provided by financing activities	47,048	101,374
Effect of exchange rate changes on cash	22,935	14,905
Net increase / (decrease) in cash	5,661	(17,729)
Cash, beginning of period	5,334	20,351
Cash, end of period	$10,995	$2,622

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was $64,322, as compared to $134,008 for the corresponding prior year period. This was mainly attributable to decrease in accounts receivables, amortization of intangible assets and increase in accounts payable during the six months ended June 30, 2024.

Our cash flow projections indicate that our current assets and projected revenues from our existing project will not be sufficient to fund operations over the next twelve months. This raises substantial doubt about our ability to continue as a going concern. We intend to rely on the issuance of additional equity and debt securities as well as on our noteholders’ exercise of their conversion option to convert our notes to our common stock, in order to fund our operations. However, it may be difficult for us to raise funds in the current economic environment. We cannot give assurance that we will be able to generate sufficient revenue or raise new funds, and our noteholders will exercise their conversion option before the note is due. In any such case, we may not be able to continue as a going concern.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 and 2023 was $nil.

Financing Activities

Net cash provided by financing activities was $47,048 for the six months ended June 30, 2024, as compared to $101,374 for the corresponding prior year period. The decrease was mainly due to decrease in proceeds from short term loans during the six months ended June 30, 2024.

Short-term Loan

As of June 30, 2024 and December 31, 2023, the Company recorded an aggregated amount of $1,490,833 and $1,443,785 of short-term loans, respectively. Those loans were borrowed from a shareholder and the loans are unsecured, bear a monthly interest of 1.5% and are repayable on demand. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. As of the date of this report, the balance of $1,490,833 have not yet been repaid.

Capital Expenditures

Net cash used in investing activities for the six months ended June 30, 2024 was $nil from the purchase of office equipment.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of June 30, 2024:

	Payments due by period
	Total	Due in 2023	Due in 2024-2025	Due in 2026-2027		Thereafter
Debt Obligations (a)	$645,000	$-	$645,000	$		$-
Debt Obligations (a)	2,500,000	-	-		2,500,000	-
Short Term Loan (b)	$1,490,833	$1,490,833	$-		$-	$-

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

(b) Short Term Loan. We have entered into short-term loan agreements with one individual. This loan with an aggregate amount of $1,490,833 are unsecured, bear a monthly interest of 1.5% and shall be repayable in one. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. Up to the date of this report, those loans have not yet been repaid.

Transfer of Cash To and From Our Subsidiaries

The Company is incorporated in State of Delaware as a holding company with no actual operations and it currently conducts its business through its subsidiaries in China and our corporate headquarter is in Hong Kong. There has been no cash flows and transfers of other assets between the holding company and its subsidiaries other than that as of June 30, 2024, NCN Group Limited (BVI) and NCN Group Management Limited, a wholly owned subsidiaries of the Company have paid approximately $33,628 and $39,460 for corporate expenses on behalf of the holding company respectively and not as the dividend payment or distribution. None of our subsidiaries has made any dividend payment or distribution to our holding company as of the date of this report and they have no plans to make any distribution or dividend payment to the holding company in the near future. Neither the Company nor any of its subsidiaries has made any dividends or distributions to U.S. investors as of the date of this report.

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

We have made the following aggregate cash intercompany payments and transfers from January 1, 2024 to June 30, 2024.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our Chief Executive Officer concluded that as of June 30, 2024, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective as a result of the material weaknesses in its internal control over financial reporting that existed as of such date.

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

We have not sold any equity securities during the quarter ended June 30, 2024 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *	Financial statements and footnotes of Network CN Inc. for the fiscal quarter ended June 30, 2024, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T (furnished herewith)

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

Date: August 30, 2024	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
(Principal Executive Officer)

