Form 10-Q
period 2024-09-30
NETWORK CN INC
filed 2024-11-21
CIK 934796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-30264

NETWORK CN INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	90-0370486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13th Floor, SPA Centre, 53-55 Lockhart Road, Wan Chai, Hong Kong

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 15, 2024 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	25,088,592

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	33

PART I

FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.

CONSOLIDATED FINANCIAL STATEMENTS

NETWORK CN INC.

CONSOLIDATED BALANCE SHEETS

	Note(s)	As of September 30, 2024 (Unaudited)	As of December 31, 2023 (Audited)
ASSETS
Current Assets
Cash		$3,493	$5,334
Accounts receivables	4	31,127	176,671
Prepaid expenses and other current assets, net	5	3	2,101
Other Assets		729	2,006
Total Current Assets		35,352	186,112

Equipment, Net		179	1,055

Intangible Assets, Net	6	431,665	609,760

Right-of-use assets, Net	7	10,835	38,456

TOTAL ASSETS		$478,031	$835,383

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable, accrued expenses and other payables	8	$1,080,598	$1,102,679
Accrued expenses and other payables – related parties	14	2,873,933	2,504,223
Lease liabilities	11	3,949	6,825
1% convertible promissory note due 2025, net	10	645,000	645,000
Short term loans with a related party	9	1,501,368	1,443,785
Total Current Liabilities		6,104,848	5,702,512

Non-Current Liabilities
Non-current portion of lease liabilities	11	2,331	-
1% convertible promissory note due 2027, net	10	2,500,000	2,247,062
Total Non- Current Liabilities		2,502,331	2,247,062

TOTAL LIABILITIES		8,607,179	7,949,574

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized None issued and outstanding		-	-
Common stock, $0.001 par value, 100,000,000 shares authorized. Shares issued and outstanding: 25,088,592 and 22,487,859 as of September 30, 2024 and December 31, 2023, respectively		25,088	22,488
Additional paid-in capital		132,130,400	132,451,674
Accumulated deficit		(142,002,256)	(141,287,445)
Accumulated other comprehensive income		1,717,620	1,699,092
TOTAL STOCKHOLDERS’ DEFICIT	13	(8,129,148)	(7,114,191)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$478,031	$835,383

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
REVENUES
Advertising services	$80,773	$35,149	$504,364	$377,121

COST OF REVENUES
Cost of advertising services	(67,471)	(35,292)	(490,042)	(363,269)

GROSS LOSS/PROFIT	13,302	(143)	14,322	13,852

OPERATING EXPENSES
General and administrative	(114,805)	(209,161)	(393,811)	(668,203)
Amortization of intangible assets	(86,473)	(79,697)	(259,421)	(303,298)
Loss on written off of intangible assets	-	-	-	(449,473)
Total Operating Expenses	(201,278)	(288,858)	(653,232)	(1,420,974)

LOSS FROM OPERATIONS	(187,976)	(289,001)	(638,910)	(1,407,122)

OTHER INCOME
Interest income	4	3	16	21
Government grant	-	266	17	3,464
Gain on lease termination	-	-	-	11,373
Total Other Income	4	269	33	14,858

INTEREST AND OTHER DEBT-RELATED EXPENSES
Amortization of debt discount	-	(18,685)	-	(55,657)
Interest expense	(75,172)	(60,363)	(222,996)	(175,939)
Total Interest and Other Debt–Related Expenses	(75,172)	(79,048)	(222,996)	(231,596)

NET LOSS BEFORE INCOME TAXES	(263,144)	(367,780)	(861,873)	(1,623,860)
Income taxes	-	-	-	-
NET LOSS	$(263,144)	$(367,780)	$(861,873)	$(1,623,860)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation gain/(loss)	(3,054)	323	18,528	8,404
Total Other Comprehensive Income	(3,054)	323	18,528	8,404

COMPREHENSIVE LOSS	$(266,198)	$(367,457)	$(843,345)	$(1,615,456)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.04)	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	25,088,592	24,623,959	24,332,211	24,390,446

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Share	Amount	Capital	Deficit	Income	Total
Balance as of December 31, 2022	20,749,018	$20,749	$131,317,155	$(139,381,092)	$1,705,434	$(6,337,754)
Shares issued for intangible assets	606,881	607	(607)	-	-	-
Stock-based compensation for stock granted for intangible assets	-	-	1,136,258	-	-	1,136,258
Translation adjustment	-	-	-	-	(573)	(573)
Net loss for the period	-	-	-	(442,347)	-	(442,347)
Balance as of March 31, 2023	21,355,899	$21,356	$132,452,806	$(139,823,439)	$1,704,861	$(5,644,416)
Shares issued for intangible assets	2,065,924	2,066	(2,066)	-	-	-
Translation adjustment	-	-	-	-	8,654	8,654
Net loss for the period	-	-	-	(813,733)	-	(813,733)
Balance as of June 30, 2023	23,421,823	$23,422	$132,450,740	$(140,637,172)	$1,713,515	$(6,449,495)
Shares cancelled for intangible assets	(933,964)	(934)	934	-	-	-
Translation adjustment	-	-	-	-	323	323
Net loss for the period	-	-	-	(367,780)	-	(367,780)
Balance as of September 30, 2023	22,487,859	$22,488	$132,451,674	$(141,004,952)	$1,713,838	$(6,816,952)

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Share	Amount	Capital	Deficit	Income	Total
Balance as of December 31, 2023	22,487,859	$22,488	$132,451,674	$(141,287,445)	$1,699,092	$(7,114,191)
Adjustment on adoption of ASU 2020-06	-	-	(400,000)	147,062	-	(252,938)
Stock-based compensation for stock granted for intangible assets	-	-	81,326	-	-	81,326
Shares issued to consultants	477,350	477	(477)	-	-	-
Translation adjustment	-	-	-	-	6,815	6,815
Net loss for the period	-	-	-	(320,210)	-	(320,210)
Balance as of March 31, 2024	22,965,209	$22,965	$132,132,523	$(141,460,593)	$1,705,907	$(7,599,198)
Translation adjustment	-	-	-	-	14,767	14,767
Shares issued for intangible assets	2,123,383	2,123	(2,123)	-	-	-
Net loss for the period	-	-	-	(278,519)	-	(278,519)
Balance as of June 30, 2024	25,088,592	$25,088	$132,130,400	$(141,739,112)	$1,720,674	$(7,862,950)
Translation adjustment	-	-	-	-	(3,054)	(3,054)
Net loss for the period	-	-	-	(263,144)	-	(263,144)
Balance as of September 30, 2024	25,088,592	25,088	132,130,400	(142,002,256)	1,717,620	(8,129,148)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NETWORK CN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(861,873)	$(1,623,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of equipment	876	1,029
Amortization expense of right-of-use assets	33,541	145,384
Amortization of intangible assets	259,421	303,298
Amortization of debt discount	-	55,657
Loss on written off intangible assets	-	449,473
Interest expenses	222,996	175,939
Changes in operating assets and liabilities:
Accounts receivables	145,544	41,169
Other assets	1,277	(9,193)
Prepaid expenses and other current assets, net	2,098	(1,994)
Operating lease liabilities	(7,362)	(193,241)
Accounts payable, accrued expenses and other payables	124,633	484,432
Net cash used in operating activities	(78,849)	(171,907)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans – related party	57,582	141,906
Net cash provided by financing activities	57,582	141,906

EFFECT OF EXCHANGE RATE CHANGES ON CASH	19,426	14,255

NET DECREASE IN CASH	(1,841)	(15,746)

CASH, BEGINNING OF PERIOD	5,334	20,351

CASH, END OF PERIOD	$3,493	$4,605

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Stock-based compensation for stock granted for intangible assets (Note 1)	$81,326	$1,136,258

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Note 1: Intangible Assets of are acquired advertising rights fee contracts and the Company measured the intangible assets acquired based on the fair value of the consideration given. The Company granted in aggregate 2,065,924 shares of the Company’s common stock for the acquisition of advertising rights fee contracts. In connection with this stock grant, the Company measured the Company’s shares at fair value of $0.55 per share and recognized the amount of $1,136,258 as the cost of intangible assets. On April 25, 2023, the Company agreed to issue 2,065,924 restricted shares of the Company’s common stock to the employees for the intangible assets. In August, 2023, 933,964 shares issued for intangible assets were cancelled. On April 1, 2024, the Company issued 2,123,383 shares of common stock with a par value of $0.001 per share as part of the consideration for the acquisition of advertising rights for the Beijing office. The total value of the issued shares amounts to $2,123.38. In connection with this stock grant, the Company measured the Company’s shares at fair value of $0.04 per share and recognized the amount of $81,326 as the cost of intangible assets.

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

Details of the Company’s principal subsidiaries as of September 30, 2024, are described in Note 3 – Subsidiaries.

Going Concern

The Company has experienced recurring net losses $263,144 and $367,780 for the three months ended September 30, 2024 and 2023 respectively, and $861,873 and $1,623,860 for the nine months ended September 30, 2024 and 2023 respectively. As of September 30, 2024, and December 31, 2023, the Company has stockholders’ deficit of $8,129,148 and $7,114,191, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recent development

Our Business in Beijing

The Company explored new media project in Beijing, China and decided to restart its business and expects that will improve the Company’s future financial performance. On January 2, 2024, NCN Beijing entered into an employment contract with Li Jie (“the employee”) under which the employee agreed to bring in the advertising rights in Beijing to the Company and the Company will reward him for 2,123,383 shares of the Company’s common stock. On April 1, 2024, the Company issued 2,123,383 restricted shares of the Company’s common stock to the employee, Li Jie. Pursuant to the terms of employment contract, if the employee can achieve the annual sales and profit before tax goal in 2024 and 2025, the Company will issue bonus shares of 1,061,691 and restricted shares of the Company’s common stock to the employee, respectively.

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

The unaudited consolidated financial statements for the three months and nine months ended September 30, 2024 and 2023 were not audited. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments or a description of the nature and amount of any adjustments other than normal recurring adjustments) have been made which are necessary for a fair presentation of financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

In October 2023, the FASB issued ASU No 2023-06, “Disclosure Agreements – Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”). ASU 2023-06 will align the disclosure and presentation requirements in the FASB Accounting Standards Codification with the SEC’s regulations. The amendments in ASU 2023-06 will be applied prospectively and are effective when the SEC removes the related requirements from Regulations S-X or S-K. Any amendments the SEC does not remove by June 30, 2027 will not be effective. As the Company is currently subject to these SEC requirements, ASU 2023-06 is not expected to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

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

NOTE 3.	SUBSIDIARIES

Details of the Company’s principal subsidiaries as of September 30, 2024 was as follows:

Name	Place of Incorporation	Ownership/Control interest attributable to the Company	Principal activities
NCN Group Limited	BVI	100%	Investment holding
NCN Media Services Limited	BVI	100%	Investment holding
Cityhorizon Limited (2)	Hong Kong	100%	Not applicable
NCN Group Management Limited	Hong Kong	100%	Provision of administrative and management services
Crown Eagle Investment Limited	Hong Kong	100%	Investment holding
NCN Group (Global) Limited	Hong Kong	100%	Investment holding
ChenXing (Beijing) Advertising Co., Ltd	PRC	100%	Investment holding
Ruibo (Shenzhen) Advertising Co., Ltd	PRC	100%	Investment holding
NCN (Ningbo) Culture Media Co., Ltd	PRC	100%	Provision of advertising services
NCN (Nanjing) Culture Co., Ltd	PRC	100%	Provision of advertising services
NCN (Beijing) Advertising Co., Ltd.	PRC	100%	Provision of advertising services
NCN (Tianjin) Culture Co., Ltd	PRC	100%	Provision of advertising services
NCN (Chengdu) Culture Media Co., Ltd	PRC	100%	Provision of advertising services
NCN Huamin Management Consultancy (Beijing) Company Limited (1)	PRC	100%	Not applicable

Remarks:

1)	The subsidiary business license has been revoked.
2)	The Company has been deregistered on January 26, 2024.

NOTE 4.	ACCOUNTS RECEIVABLES

Accounts receivables, net as of September 30, 2024 and December 31, 2023 were as follows:

	As of September 30, 2024	As of December 31, 2023
Accounts receivable	$31,127	$176,671
Total	$31,127	$176,671

The Company recorded no allowance for doubtful debt for accounts receivable as of September 30, 2024 and December 31, 2023.

NOTE 5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of September 30, 2024 and December 31, 2023 were as follows:

	As of September 30, 2024	As of December 31, 2023
Prepaid expenses	3	2,101
Total	$3	$2,101

NOTE 6.	INTANGIBLE ASSETS, NET

Intangible Assets, net as of September 30, 2024 and December 31, 2023 were as follows:

	As of September 30, 2024				As of December 31, 2023
	Ningbo (Note 1)	Chengdu (Note 2)	Beijing (Note 3)	Total	Total
Cost	$333,785	$622,578	$81,326	$1,037,689	$956,363
Less: accumulated amortization	(222,523)	(363,169)	(20,332)	(606,024)	(346,603)
Total	$111,262	$259,409	$60,994	$431,665	$609,760

Note:

1)	Intangible Assets of Ningbo are acquired advertising rights fee contracts and the Company measured the intangible assets acquired based on the fair value of the consideration given. The Company granted 606,881 shares of the Company’s common stock for the acquisition of advertising rights fee contracts. In connection with this stock grant, the Company measured the Company’s shares at fair value of $0.55 per share and recognized the amount of $333,785 as the cost of intangible assets.

2)	Intangible Assets of Chengdu are acquired advertising rights fee contracts and the Company measured the intangible assets acquired based on the fair value of the consideration given. The Company granted 1,131,960 shares of the Company’s common stock for the acquisition of advertising rights fee contracts. In connection with this stock grant, the Company measured the Company’s shares at fair value of $0.55 per share and recognized the amount of $622,578 as the cost of intangible assets.

3)	Intangible Assets of Beijing are acquired advertising rights fee contracts and the Company measured the intangible assets acquired based on the fair value of the consideration given. The Company granted 2,123,383 shares of the Company’s common stock for the acquisition of advertising rights fee contracts. In connection with this stock grant, the Company measured the Company’s shares at fair value of $0.04 per share and recognized the amount of $81,326 as the cost of intangible assets.

The Company recorded amortization expenses for the three and nine months ended September 30, 2024, amounted to $86,473 and $259,421 respectively and $79,697 and $303,298 amortization expenses recorded for the three and nine months ended September 30, 2023. The Company recorded loss on written off of intangible asset for the three and nine months ended September 30, 2024 were $nil.

The estimated amortization is as follows:

Estimated amortization expense
Twelve Months Ending December 31,
2024	86,475
2025	318,081
2026	27,109
Thereafter	-
Total	$431,665

NOTE 7.	RIGHT-OF-USE ASSETS, NET

Right-of-use, net as of September 30, 2024 and December 31, 2023 were as follows:

	As of September 30, 2024	As of December 31, 2023
Cost	$87,877	$96,436
Less: accumulated depreciation	(77,042)	(57,980)
Total	$10,835	$38,456

Amortization expenses of right-of-use assets were $9,418 and $33,541 for the three and nine months ended September 30, 2024, respectively. Amortization expenses of right-of-use assets were $21,396 and $145,384 for the three and nine months ended September 30, 2023, respectively.

The Company has several operating advertising rights agreements with lease terms ranging from 2 to 3 years.

NOTE 8.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable, accrued expenses and other payables as of September 30, 2024 and December 31, 2023 were as follows:

	As of September 30, 2024	As of December 31, 2023
Accounts payable	$119,068	$279,910
Payment in advance	12,951	1,447
Accrued staff benefits and related fees	381,665	389,781
Accrued professional fees	129,932	128,929
Accrued interest expenses	97,947	74,338
Franchise tax payable	-	-
Other accrued expenses	238,544	127,783
Other payables	100,491	100,491
Total	$1,080,598	$1,102,679

NOTE 9.	SHORT-TERM LOANS

As of September 30, 2024 and December 31, 2023, the Company recorded an aggregated amount of $1,501,368 and $1,443,785 of short-term loans, respectively. Those loans were borrowed from a shareholder and the loans are unsecured, bear a monthly interest of 1.5% and are repayable on demand. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. As of the date of this report, the balance of $1,501,368 have not yet been repaid.

The interest expenses of the short-term loans were $67,246 and $199,387 for the three and nine months ended September 30, 2024, respectively, while interest expenses amounted $52,436 and $152,416 for the three and nine months ended September 30, 2023, respectively.

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

The following table details the accounting treatment of the convertible promissory notes:

	1% Convertible Promissory Notes, due in 2025	1% Convertible Promissory Notes, due in 2027	Total
Net carrying value of convertible promissory notes as of December 31, 2022	$645,000	$-	$645,000
Proceeds of 1% convertible promissory notes	-	2,500,000	2,500,000
Less: Allocated intrinsic value of beneficial conversion feature (Note a)	-	(400,000)	(400,000)
Add: Accumulated amortization of debt discount	-	147,062	147,062
Net carrying value of convertible promissory notes as of December 31, 2023 and January 31, 2024	645,000	2,247,062	2,892,062
Add: Adjustment form adoption of ASU 2020-06 (Note b)	-	252,938	252,938
Net carrying value of convertible promissory notes as of September 30, 2024	$645,000	$2,500,000	$3,145,000
Less: Current	(645,000)	-	(645,000)
Non-current	-	2,500,000	2,500,000

Note:

(a)	At the time of issuance, the Company evaluated the intrinsic value of the beneficial conversion feature (“BCF”) associated with the conversion feature of the convertible promissory note. The BCF was recorded into additional paid-in capital. Additionally, the convertible promissory note was considered to have an embedded BCF because the effective conversion price was less than the fair value of the Company’s common stock on notes issuance date. The value of the BCF was recorded as a discount on the convertible promissory note. Hence, in connection with the issuance of the convertible promissory note, the Company recorded a total debt discount of $400,000 that will be amortized over the term of the Note using effective-interest rate method.

(b)	On January 1, 2024, the Company adopted ASU 2020-06 to financial instruments outstanding as of the beginning of the fiscal year of adoption, with the cumulative effect of adoption recognized at the date of initial application through an adjustment to the opening balance of retained earnings.

Amortization of debt discount

The following table details the amortization of debt discount:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
1% convertible promissory notes, due in 2025	$-	$-	$-	$-
1% convertible promissory notes, due in 2027	-	18,685	-	55,657
Total	$-	$18,685	$-	$55,657

Interest Expense

The following table details the interest expenses:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
1% convertible promissory notes, due in 2025	$1,626	$1,626	$4,842	$4,824
1% convertible promissory notes, due in 2027	6,301	6,301	18,767	18,699
Total	$7,927	$7,927	$23,609	$23,523

NOTE 11.	LEASE LIABILITIES

As of September 30, 2024, future minimum commitments under the Company’s non-cancelable operating lease, in accordance with ASC 842, are as follows:

Fiscal years ending September 30,	Operating leases
2024	2,345
2025	4,050
2026	-
Thereafter	-
Total undiscounted cash flows	6,395
Less: imputed interest	(115)
Present value of lease liabilities	6,280
Less: Non-current portion of lease liabilities	2,331
Current portion of lease liabilities	$3,949

As of September 30, 2024 and December 31, 2023, the remaining weighted-average lease term was 0.60 years and 1.39 years, respectively and the weighted-average incremental borrowing rate used to determine the operating lease liabilities was 2.16% and 3.66% respectively.

Supplementary cash flow information related to lease where the Company was the lessee for the nine months September 30, 2024 and 2023 was as follows:

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Operating cash outflows from operating lease	$(7,362)	$(193,241)

NOTE 12.	COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. As of September 30, 2024 and December 31, 2023, the Company’s management is of the opinion that there are no commitments and contingencies to account for.

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

On January 2, 2024, NCN Beijing entered into an employment contract with Li Jie (“the employee”) under which the employee agreed to bring in the advertising rights in Beijing to the Company and the Company will reward him for 2,123,383 shares of the Company’s common stock. Pursuant to the terms of employment contract, if the employee can achieve the annual sales and profit before tax goal in 2024 and 2025, the Company will issue bonus shares of 1,061,691 and restricted shares of the Company’s common stock to the employee, respectively. On April 1, 2024, the Company issued 2,123,383 restricted shares of the Company’s common stock to the employee, Li Jie.

Restriction on payment of dividends

The Company has not declared any dividends since incorporation.

NOTE 14.	RELATED PARTY TRANSACTIONS

Except as set forth below, during the three and nine months ended September 30, 2024 and 2023, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

As of September 30, 2024 and December 31, 2023, the Company recorded an aggregated amount of $1,501,368 and $1,443,785 of short-term loans from a shareholder that the loans are unsecured, bear a monthly interest of 1.5% and repayable on demand. However, according to the agreements, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the shareholder to extend the short-term loans on the due date. As of September 30, 2024 and December 31, 2023, the Company recorded an interest payable recorded in accounts payable, accrued expenses and other payables of $573,713 and $374,324, respectively. The interest expenses of the short-term loans for the three months September 30, 2024 and 2023 amounted to $67,246 and $52,116, respectively. The interest expenses of the short-term loans for the nine months September 30, 2024 and 2023 amounted to $199,387 and $151,455, respectively. On January 18, 2022, the shareholder agreed to purchase the 1% Senior Unsecured Convertible Note Agreement from the Company and converted the short-term loan and interest payable to convertible note. As of the date of this report, except the loan and interest payable balance of $2,500,000 converted to convertible note, the remaining loans have not yet been repaid.

The Company recorded rental expense of $4,256 and $17,026 for the three and nine months ended September 30, 2024 to Habitat Investment Holdings Limited, of which the Company’s chief executive officer and convertible note holder are Habitat Investment Holdings Limited’s director and shareholder. On December 13, 2023, the Company’s chief executive officer resigned as director of Habitat Investment Holdings Limited.

The summary of amount due to related parties included in the accounts payable, accrued expenses and other payables as the following;

	As of September 30, 2024	As of December 31, 2023
Salaries payables to Earnest Leung	$1,835,680	$1,720,296
Salaries payables to Shirley Cheng	105,897	88,846
Salaries payables to Peter Li	15,387	-
Total	$1,956,964	$1,809,142

	As of September 30, 2024	As of December 31, 2023
Director’s fee payables to Earnest Leung	$191,000	$182,000
Director’s fee payables to Shirley Cheng	111,000	106,500
Director’s fee payables to Frederick Wong	41,257	32,257
Total	$343,257	$320,757

In addition to the transactions and balances detailed elsewhere in these financial statements, the Company had the following salary transactions with related parties.

	As of September 30, 2024	As of September 30, 2023
Salaries to Earnest Leung	$115,385	$115,385
Salaries to Shirley Cheng	23,077	71,795
Salaries to Peter Li	16,026	-

Accrued Expenses Due to Related Parties

As of September 30, 2024 and December 31, 2023 the company has accrued expenses amounting to $2,873,933 and $2,504,223 due to related parties. These related parties included independent director, Officers and Shareholder. The accrued expenses represent obligations incurred but not yet paid, and they arose from transactions with these related entities.

	As of September 30, 2024	As of December 31, 2023
Independent director’s fee	$343,257	$320,757
Salaries to officers	1,956,964	1,809,142
Short term loan interest (Shareholder)	573,712	374,324
	$2,873,933	$2,504,223

NOTE 15.	NET LOSS PER COMMON SHARE

Net loss per common share information for the three and nine months ended September 30, 2024 and 2023 was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Numerator:	$	$	$	$
Net loss attributable to NCN common stockholders	(263,144)	(367,780)	(861,873)	(1,623,860)
Denominator:
Weighted average number of shares outstanding, basic *	25,088,592	24,623,959	24,332,211	24,390,446
Effect of dilutive securities	-	-		-
Options and warrants	-	-		-
Weighted average number of shares outstanding, diluted	25,088,592	24,623,959	24,332,211	24,390,446
Net loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.07)

The diluted net loss per common share is the same as the basic net loss per common share for the three and nine months ended September 30, 2024 and 2023 as all potential common shares are anti-dilutive and are therefore excluded from the computation of diluted net loss per common share. There were no securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because of anti-dilutive effect for the three and nine months ended September 30, 2024 and 2023.

NOTE 16.	INCOME TAXES

Income is subject to taxation in various countries in which the Company and its subsidiaries operate or are incorporated. The loss before income taxes by geographical locations for the three and nine months ended September 30, 2024 and 2023 were summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
United States	$(123,884)	$(145,826)	$(348,866)	$(923,270)
Foreign	(139,260)	(221,954)	(513,007)	(700,590)
Total	$(263,144)	$(367,780)	$(861,873)	$(1,623,860)

Other than the United States, the Company is subject to taxation in Hong Kong and PRC. Under Hong Kong tax laws, deferred tax assets are recognized for tax loss carried forward to the extent that the realization of the related tax benefit through future taxable profits is probable. These tax losses do not expire under current Hong Kong tax legislation. Under PRC tax laws, tax losses may be carried forward for 5 years and no carry-back is allowed. As of September 30, 2024, the Company does not have available tax losses in the Hong Kong and PRC to utilize for future taxable profits.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020.  There are several different provisions with the CARES Act that impact income taxes for corporations. The Company has evaluated the tax implications and believes these provisions did not have a material impact to the financial statements.

As of September 30, 2024, the Company had an unused net operating loss carryforward of approximately $18,352,902 for income tax purposes. This net operating loss carryforward may result in future income tax benefits of approximately $3,844,733, which will expire on various from 2024 through 2037 as follows:

2024 to 2028	$2,279,146
2029 to 2033	892,375
2034 to 2037	217,937
Indefinitely	455,275
$3,844,733

The realization of net operating loss carryforward is uncertain at this time, a valuation allowance in the same amount has been established. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets of September 30, 2024 and December 31, 2023 are as follows:

	As of September 30, 2024	As of December 31, 2023
Deferred tax liabilities	$-	$-
Deferred tax assets:	-	-
Effect of net operating loss carried forward	3,844,733	3,771,472
Less: valuation allowance	(3,844,733)	(3,771,472)
Net deferred tax assets	$-	$-

Movement of valuation allowance:

	As of September 30, 2024	As of December 31, 2023
At the beginning of the period/year	$3,771,472	$3,576,272
Additions/(Deductions)	73,261	204,200
At the end of the period/year	$3,844,733	$3,771,472

NOTE 17.	SUBSEQUENT EVENT

On November 1, 2024, the Company and its subsidiary, NCN (Beijing) Advertising Co., Ltd., signed a Cooperation Agreement (CA) with Jingcai Jia (Beijing) Technology Co., Ltd., a leading advertising agency. This CA outlines the mutual intention to cooperate on future advertising campaigns and strategic marketing initiatives aimed at enhancing the brand visibility and market reach of its subsidiary.

According to the agreement, the Company will acquire 19.9% of new shares of Jingcai Jia (Beijing) Technology Co., Ltd. in exchange for a certain number of new shares of common stock of the Company. The number of shares issued will be determined based on a 10% discount on the average price of the 10-day closing trading days before the closing of the agreement.

The key objectives of this cooperation include but are not limited to the two companies will collaborate closely, pooling their resources such as customers, products, and services. They can leverage each other's networks and venture into new business opportunities

Management has assessed the potential impact of this CA on the financial statements and determined that it does not have a material effect on the current financial position or results of operations of the Company and its subsidiary. However, the successful implementation of this cooperation is expected to contribute positively to future business growth and profitability.

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

Number of Shares and Locations:

•	Ningbo Office: 303,441 bonus shares and 303,441 restricted shares.
•	Beijing Office: 1,061,691 bonus and restricted shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our Business in Beijing

The Company explored new media project in Beijing, China and decided to restart its business and expects that will improve the Company’s future financial performance. On January 2, 2024, NCN Beijing entered into an employment contract with Li Jie (“the employee”) under which the employee agreed to bring in the advertising rights in Beijing to the Company and the Company will reward him for 2,123,383 shares of the Company’s common stock. On April 1, 2024, the Company issued 2,123,383 restricted shares of the Company’s common stock to the employee, Li Jie. Pursuant to the terms of employment contract, if the employee can achieve the annual sales and profit before tax goal in 2024 and 2025, the Company will issue bonus shares of 1,061,691 and restricted shares of the Company’s common stock to the employee, respectively.

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

On May 13, 2024, as requested by the Convertible Note holder, the Company agreed to change the conversion price to $0.5 per shares. The 1% Convertible Promissory Notes due 2025 and 2027 was cancelled and re-issued to the Investor at the holders’ option into shares of Company common stock at $0.5 per share.

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

Comparison of Three Months Ended September 30, 2024 and September 30, 2023

Revenues. Our revenues consist primarily of income from out-of-home advertising panels. We recognize revenue in the period when advertisements are either aired or published. Revenues for the three months ended September 30, 2024 was $80,773, as compared to $35,149 for the prior year, the increase was attributed to the start of business in Beijing in January 2024.

Cost of Revenues. Cost of revenues primarily consists of fees to obtain rights to operate advertising panels and production cost. Cost of revenues for the three months ended September 30, 2024 was $67,471 as compared to $35,292 for the prior year.

Gross Profit/Loss. Our gross profit for the three months September 30, 2024 was $13,302 compared to gross loss of $143 for 2023.

General and Administrative Expenses – General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, employee bonuses and other staff welfare and benefits, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses). General and administrative expenses for the three months ended September 30, 2024 decreased by 45.11% to $114,806, as compared to $209,161 for the corresponding prior year period. The decrease in general and administrative expenses for the three months ended September 30, 2024 compared to September 30, 2023 was due to the decrease in salary and office expense from Ningbo, Tianjin and Chengdu, and Beijing office.

Amortization of intangible assets – Amortization of intangible assets for the three months ended September 30, 2024 was $86,473, compared to $79,697 for the corresponding prior year period. It was mainly due to increase of intangible assets on acquisition on Beijing intangible assets.

Other income – Other income for the three months ended September 30, 2024 decreased to 98.51% to $4, as compared to $269 for the corresponding prior year period. The decrease was mainly due to less government grant received in 2024.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the three months ended September 30, 2024 decreased to 4.9% to $75,172, as compared to $79,048 for the corresponding prior year period. The changes were due to the decrease in interest to short term loan and the adoption of ASU 2020-06.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the three months ended September 30, 2024 and 2023, because the Company and all of its subsidiaries and variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $263,144 for the three months ended September 30, 2024, as compared to a net loss of $367,780 for the corresponding prior year period. The result was driven by the decrease in general and administrative expenses from the new offices in PRC.

Comparison of Nine Months Ended September 30, 2024 and September 30, 2023

Revenues. Our revenues consist primarily of income from out-of-home advertising panels. We recognize revenue in the period when advertisements are either aired or published. Revenues for the nine months ended September 30, 2024 was $504,364, as compared to $377,121 for the prior year, the increase was attributed to the start of business in Beijing in January 2024.

Cost of Revenues. Cost of revenues primarily consists of fees to obtain rights to operate advertising panels and production costs. Cost of revenues for the nine months ended September 30, 2024 was $490,042 as compared to $363,269 for the prior year.

Gross Profit. Our gross profit for the nine months September 30, 2024 was $14,322 compared to gross profit of $13,852 for 2023.

General and Administrative Expenses – General and administrative expenses primarily consist of compensation related expenses (including salaries paid to executive and employees, employee bonuses and other staff welfare and benefits, rental expenses, depreciation expenses, fees for professional services, travel expenses and miscellaneous office expenses). General and administrative expenses for the nine months ended September 30, 2024 decreased by 41.06% to $393,811, compared to $668,202 for the corresponding prior year period. The decrease in general and administrative expenses for the nine months ended September 30, 2024 compared to September 30, 2023 was due to the decrease in salary and office expense from Ningbo, Tianjin, Chengdu and Beijing office.

Amortization of intangible assets – Amortization of intangible assets for the nine months ended September 30, 2024 was $259,421, compared to $303,298 for the corresponding prior year period. It was mainly due to decrease of intangible assets after the written off of intangible assets on early termination of contract with employee in prior year period.

Loss on written off of intangible assets – Loss on written off of intangible assets for the nine months ended September 30, 2024 was $nil, compared to $449,473 for the corresponding prior year period. In the same period 2023, the total amount of intangible assets written off was $449,473. This was due to the written off of intangible assets on early termination of contracts in NCN Tianjin with employee in prior year period.

Other income – Other income for the nine months ended September 30, 2024 decreased to 99.78% to $33, as compared to $14,858 for the corresponding prior year period. The major difference was due to, prior year period, the termination of agreements with Beijing Huizhong Bona Media Advertising Co., Ltd (“Bona”) and Xingpin Shanghai Advertising Limited (“Xingpin”) resulted in the derecognition of the lease liability associated with leases. The difference between the carrying amounts of the lease liability resulted in a gain of $11,373, and also government grants of $3,464 received for the nine months ended September 30, 2023.

Interest and Other Debt-Related Expenses – Interest expense and other debt-related expenses for the nine months ended September 30, 2024 was $222,996, compared to $231,596 for the corresponding prior year.

Income Taxes – The Company derives all of its income in the PRC and is subject to income tax in the PRC. No income tax was recorded during the nine months ended September 30, 2024 and 2023, because the Company and all of its subsidiaries and variable interest entities operated at a taxable loss during the respective periods.

Net Loss – The Company incurred a net loss of $861,873 for the nine months ended September 30, 2024, as compared to a net loss of $1,623,860 for the corresponding prior year period. The result was mainly driven by the decrease in general and administrative expenses from the new offices in PRC.

Liquidity and Capital Resources

As of September 30, 2024, we had cash of $3,493, as compared to $5,334 as of December 31, 2023, a decrease of $1,841 which was due to decrease of settlement of office expenses.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Net cash used in operating activities	$(78,849)	$(171,907)
Net cash used in investing activities	-	-
Net cash provided by financing activities	57,582	141,906
Effect of exchange rate changes on cash	19,426	14,255
Net decrease in cash	(1,841)	(15,746)
Cash, beginning of period	5,334	20,351
Cash, end of period	$3,493	$4,605

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $78,849, as compared to $171,907 for the corresponding prior year period. This was mainly attributable to decrease in accounts receivables and inventories during the nine months ended September 30, 2024.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 and 2023 were $nil and $nil respectively.

Financing Activities

Net cash provided by financing activities was $57,582 for the nine months ended September 30, 2024, as compared to $141,906 for the corresponding prior year period. The decrease was mainly due to decrease in proceeds from short-term loans during the nine months ended September 30, 2024.

Short-Term Loans

As of September 30, 2024 and December 31, 2023, the Company recorded an aggregated amount of $1,501,368 and $1,443,785 of short-term loans, respectively. Those loans were borrowed from a shareholder and the loans are unsecured, bear a monthly interest of 1.5% and are repayable on demand. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. As of the date of this report, the balance of $1,501,368 have not yet been repaid.

Capital Expenditures

Net cash used in investing activities for the nine months ended September 30, 2024 and 2023 were $nil and $nil from the purchase of office equipment.

Contractual Obligations and Commercial Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of September 30, 2024:

	Payments due by period
	Total	Due in 2023	Due in 2024-2025	Due in 2026-2027	Thereafter
Debt Obligations (a)	$645,000	$-	$645,000	$-	$-
Debt Obligations (a)	$2,500,000	$-	$-	$2,500,000	$-
Short-Term Loans (b)	$1,501,368	$1,501,368	$-	$-	$-

(a) Debt Obligations. We issued an aggregate of $645,000 in 1% Convertible Promissory Notes in January 2020 and such 1% Convertible Promissory Notes matured in January 2025 and we issued an aggregate of $2,500,000 in 1% Convertible Promissory Notes in January 2022 and such 1% Convertible Promissory Notes matured in January 2027. For details, please refer to the Note 10 of the unaudited consolidated financial statements.

(b) Short-Term Loan. We have entered into short-term loan agreements with one individual. This loan with an aggregate amount of $1,501,368 are unsecured, bear a monthly interest of 1.5% and shall be repayable in one month. However, according to the agreement, the Company shall have the option to shorten or extend the life of those short-term loans if the need arises and the Company has agreed with the lender to extend the short-term loans on the due date. Up to the date of this report, those loans have not yet been repaid.

Transfer of Cash To and From Our Subsidiaries

The Company is incorporated in State of Delaware as a holding company with no actual operations and it currently conducts its business through its subsidiaries in China and our corporate headquarter is in Hong Kong. There has been no cash flows and transfers of other assets between the holding company and its subsidiaries other than that as of September 30, 2024, NCN Group Limited (BVI) and NCN Group Management Limited, a wholly owned subsidiaries of the Company have paid approximately $43,387 and $49,625 for corporate expenses on behalf of the holding company respectively and not as the dividend payment or distribution. None of our subsidiaries has made any dividend payment or distribution to our holding company as of the date of this report and they have no plans to make any distribution or dividend payment to the holding company in the near future. Neither the Company nor any of its subsidiaries has made any dividends or distributions to U.S. investors as of the date of this report.

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

We have made the following aggregate cash intercompany payments and transfers from January 1, 2024 to September 30, 2024.

DATE	DISTRIBUTOR		RECIPIENT		AMOUNT	DISCRIPTION
1/4/2024	NCN Group Management	HK to	NCN Global	HK	US$1.28	Loan to subsidiary
3/7/2024	NCN Group	HK to	NCN Group Management	HK	US$384.62	Loan to subsidiary
8/19/2024	NCN Group Management	HK to	NCN Global	HK	US$1.28	Loan to subsidiary

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our Chief Executive Officer concluded that as of September 30, 2024, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective as a result of the material weaknesses in its internal control over financial reporting that existed as of such date.

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

We have not sold any equity securities during the quarter ended September 30, 2024 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *	Financial statements and footnotes of Network CN Inc. for the fiscal quarter ended September 30, 2024, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T (furnished herewith)

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

Date: November 20, 2024	NETWORK CN INC.

	By:	/s/ Earnest Leung
Earnest Leung, Chief Executive Officer
(Principal Executive Officer)

